Form 10-K
period 1993-12-31
AMERICAN BRANDS INC /DE/
filed 1994-03-28
CIK 789073

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1993   Commission file number 1-9076

                           AMERICAN BRANDS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)
          DELAWARE                                     13-3295276
          --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

      1700 East Putnam Avenue, Old Greenwich, Connecticut 06870-0811
      --------------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)
       Registrant's telephone number, including area code:  (203) 698-5000

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                            ---------------------

Common Stock, par value $3.125 per share New York Stock Exchange, Inc. $2.67 Convertible Preferred Stock,
     without par value                       New York Stock Exchange, Inc.
9 1/8% Debentures Due 2016                   New York Stock Exchange, Inc.
9% Notes Due 1999                            New York Stock Exchange, Inc.
8 5/8% Debentures Due 2021                   New York Stock Exchange, Inc.
8 1/2% Notes Due 2003                        New York Stock Exchange, Inc.
7 7/8% Debentures Due 2023                   New York Stock Exchange, Inc.
7 1/2% Notes Due 1999                        New York Stock Exchange, Inc.
5 1/4% Notes Due 1995                        New York Stock Exchange, Inc.
Preferred Share Purchase Rights              New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None
                              --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 4, 1994, was $6,918,007,068. The number of shares outstanding of Registrant's Common Stock, par value $3.125 per share, at March 4, 1994, was 201,811,463.

                    DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1993 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 3, 1994 is incorporated by reference into Part III hereof.

                                  PART I
Item 1.   Business.


          (a)  General development of business.

          Registrant is a holding company with subsidiaries engaged in various businesses. A subsidiary, Gallaher Limited ("Gallaher"), and certain of its subsidiaries are engaged in the manufacture and sale of cigarettes, cigars and smoking tobaccos principally in the United Kingdom, and another subsidiary, The American Tobacco Company ("ATCO"), is engaged in the manufacture and sale of cigarettes principally in the United States and, through a subsidiary, the production of cigarette-tipping and other printed packaging materials. Subsidiaries of Registrant are also engaged in the distilled spirits business, the life insurance business, and the manufacture and sale of various types of hardware and home improvement products, office products, supplies and accessories, golf products, and rubber products and, principally in the United Kingdom, the businesses of optical goods and services, retail distribution and houseware products.

          Registrant was incorporated under the laws of Delaware in 1985 and until 1986 conducted no business. Prior to 1986, the businesses of Registrant's subsidiaries were conducted by American Brands, Inc., a New Jersey corporation organized in 1904 ("American New Jersey"), and its subsidiaries. American New Jersey was merged into The American Tobacco Company on December 31, 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to Registrant. In addition, Registrant assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. Unless the context otherwise indicates, references herein to American Brands, Inc. and to Registrant for all periods prior to January 1, 1986 are to American New Jersey.

          As a holding company, Registrant is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of Registrant, and thus the right of Registrant's creditors (including holders of its debt securities and other obligations) and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of Registrant itself as a creditor of such subsidiary may be recognized, in which event Registrant's claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of Registrant's unconsolidated revenues and funds is dividends and other payments from its subsidiaries. Registrant's principal subsidiaries currently are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to Registrant, although Registrant's subsidiaries engaged in the life insurance business are generally subject to state insurance law restrictions upon amounts that can be transferred to Registrant in the form of dividends, loans or advances without approval of the relevant state insurance authorities. These restrictions have not had and are not expected to have a material effect on the ability of Registrant to meet its cash obligations.

          In recent years Registrant has been engaged in a program seeking to enhance the operations of its subsidiaries in certain core businesses and the development of other core businesses as well as certain specialty businesses. Pursuant to such program Registrant has since 1986 made major acquisitions in the distilled spirits business, the office products business and the hardware and home improvement products business, which acquisitions were financed at least in part by debt or debt securities convertible into Common Stock. On June 30, 1993, ATCO acquired from B.A.T Industries, PLC the Benson and Hedges cigarette trademark in Europe in exchange for the assignment of its Lucky Strike and Pall Mall overseas cigarette trademarks, and $107.2 million in cash, including expenses, and contingent future payments based on volumes. See "Narrative description of business - Tobacco Products, The American Tobacco Company." During the fourth quarter of 1993, The Whyte & Mackay Group PLC ("Whyte & Mackay"), a subsidiary of the Registrant's Gallaher Limited subsidiary, completed its acquisition of Invergordon Distillers Group PLC ("Invergordon") by purchasing the remaining 58.7% of the outstanding shares of Invergordon for a cost, including fees and expenses, of $343.6 million. See "Narrative description of business - Distilled Spirits." In addition, Registrant has been making dispositions of businesses considered to be nonstrategic to its long-term operations. In connection therewith, major dispositions by Registrant since 1986 have included its food, security, personal care products and pumps and valves operations and certain operations in the life insurance and international tobacco businesses.

          Registrant continues to pursue this strategy and in furtherance thereof explores other possible acquisitions in fields related to its core businesses and possibly other fields and dispositions of any businesses that may be considered nonstrategic to its long-term operations. Although no assurance can be given as to whether or when any such acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, Registrant might finance such acquisitions by issuance of additional debt or equity securities. The additional debt from these or any other acquisitions, if consummated, would increase Registrant's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. Registrant also continues to consider other corporate strategies intended to enhance stockholder value. It cannot be predicted whether or when any such strategies might be implemented or what the financial effect thereof might be upon Registrant's debt or equity securities.

          (b)  Financial information about industry segments.

          See the table captioned "Information on Business Segments" and the second table in the note captioned "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders of Registrant, which tables are incorporated herein by reference.

          (c)  Narrative description of business.

          The following is a description of the business of the subsidiaries of Registrant in the industry segments of Tobacco Products, Distilled Spirits, Life Insurance, Hardware and Home Improvement Products and Office Products, as well as in other industries as discussed under "Specialty Businesses" below. For financial information about classes of similar products and services, see the table captioned "Information on Business Segments" and the second table in the note captioned "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders of Registrant, which tables are incorporated herein by reference.

Tobacco Products

          Gallaher Limited

          Gallaher is engaged primarily in the manufacture and sale of tobacco products in the United Kingdom and elsewhere, principally in the European Community. Its sales of tobacco products are the largest in the United Kingdom. For 1993, Gallaher held approximately 41.7% of the cigarette market in the United Kingdom, compared with approximately 41.5% and 43.5% for 1992 and 1991, respectively. Total unit sales of cigarettes to retail outlets and wholesalers in that country by foreign and domestic manufacturers increased by 1.9% in 1993, and decreased 6.7% and 3% in 1992 and 1991, respectively. Gallaher's total unit sales to retail outlets and wholesalers increased by 2.3% in 1993, and decreased in 1992 and 1991 by 10.9% and 6.3%, respectively. The unit sales increases in 1993 resulted primarily from heavy retailer and wholesaler purchasing prior to the United Kingdom budget announced in November 1993. It is estimated that the underlying consumer demand declined in the area of 5.5% in 1993 and it is likely that unit sales will decline in 1994. In 1993, filter cigarettes continued to represent over 98% of total unit sales of cigarettes in the United Kingdom for Gallaher and for the industry.

          Gallaher's principal cigarette brands in the United Kingdom are Benson and Hedges Special Filter, Silk Cut, Berkeley Superkings and Kensitas. To respond to growing consumer preference for lower priced cigarettes, Gallaher introduced Benson and Hedges Superkings and Benson and Hedges Superkings Lights into the mid-price sector in early 1993. These new brands, together with Berkeley Superkings Menthol, resulted in Gallaher's share of that sector increasing from 32.6% in 1992 to 37.4% in 1993. Rights to some of these brands in various other countries are claimed by others. Gallaher also markets other tobacco products, among which are Hamlet cigars, Condor and Benson and Hedges Mellow Virginia smoking tobaccos and Old Holborn roll-your-own cigarette tobacco. Sales are made to retail outlets and wholesalers.

          Following the exchange of trademarks in Europe between ATCO and B.A.T Industries, PLC on June 30, 1993, Gallaher entered into an exclusive trademark license agreement with ATCO, pursuant to which Gallaher manufactures and sells Benson and Hedges products in tax-paid markets in Europe and pays a royalty to ATCO based on volume.

          Gallaher's principal competitors in the United Kingdom are Imperial Tobacco, Rothmans, Philip Morris and imported brands. Gallaher competes on the basis of the quality of its products and price and its responsiveness to consumer preferences.

          Gallaher buys its leaf tobacco from foreign sources, including the United States. Large inventories of leaf tobacco are maintained by Gallaher. Sufficient inventories of finished product are maintained by Gallaher to respond promptly to orders.

          There has been social and political unrest in Northern Ireland for many years. Notwithstanding this situation, there has been no consequential damage to Gallaher's manufacturing facilities there.

          The United Kingdom Finance Act, 1992 provided for an increase in the excise duties on tobacco products with the result that the price of a typical pack of cigarettes increased by 13 pence. The United Kingdom Finance Act, 1993 provided for an increase in the excise duties on tobacco products with the result that the price of a typical pack of cigarettes increased by 10 pence. The United Kingdom budget introduced on November 30, 1993 provided for an increase in the excise duties on tobacco products with the result that the price of a typical pack of cigarettes increased by 11 pence. It is believed that the continuing impact of price increases, principally due to substantial excise tax increases in 1992 and 1993, combined with the prolonged recession, have led to an overall reduction in annual industry volumes, declines in consumer demand, greater price competition and increased trading down by consumers to lower priced brands. The effect of any further excise duty increases cannot be determined, but such increases and any new duties or taxes, if enacted, will likely add to the overall industry declines and the shift to lower priced brands.

          An agreement took effect in September 1991 between representatives of the United Kingdom tobacco industry and the United Kingdom Health Ministers with respect to tobacco products and their packaging and advertising. Among other things, the agreement provides for limitations on expenditures for cigarette brand poster advertisements and for a reduction in the number of external cigarette advertising signs at retail premises. Specified warning statements are required to be printed on cigarette packages and to appear in advertisements. Negotiations are taking place on a new agreement, which would place further restrictions on advertising. It is not possible to predict when any such agreement would take effect. Regulations promulgated in the United Kingdom in July 1991 to implement a Council Directive of the European Community require, effective January 1, 1992, that all tobacco product packaging bear the warning statement "Tobacco Seriously Damages Health" and that cigarette packaging bear additional warning statements and carry an indication of tar and nicotine yield. In addition, the Independent Television Commission Code of Advertising Standards and Practice of December 1990, implementing a Council Directive of the European Community, prohibits, effective October 1991, the advertising of all tobacco products on television in the United Kingdom. Television and radio advertising of cigarettes has been prohibited in the United Kingdom for many years. Also, a Council Directive of the European Community has been proposed by the Commission of the European Community to provide for a total ban on tobacco advertising and sponsorship throughout the European Community and to restrict the use of tobacco brand names on non-tobacco products. In February 1992 the European Parliament, an advisory body, approved such a total ban. Any such Council Directive, even though approved by the European Parliament and the Commission, must be adopted by the Council of Ministers of the member states of the Community by a qualified majority of the member states prior to becoming effective and may be adopted so as to be binding or non-binding on individual member states.

          A Council Directive of the European Community adopted in May 1990 required that the tar yield of cigarettes marketed in the European Community should not be greater than 15 milligrams per cigarette after

December 31, 1992, and 12 milligrams per cigarette after December 31, 1997. None of Gallaher's cigarette brands have had a tar yield in excess of 15 milligrams per cigarette since December 31, 1992.

          The Treaty of Rome has as an objective the removal of certain restrictions on trading among the member states of the European Community, and since January 1, 1993 trading barriers within the Community have been eliminated in accordance with the Single European Act. Actions taken by the Community effective January 1, 1993 in connection with the implementation of the Single European Act include an increase in the allowance of cigarettes for personal consumption that may be purchased duty-paid in one member state and carried to another without payment of additional duty. The removal of customs border posts was also scheduled to occur effective January 1, 1993 but implementation has not been uniform because of concerns raised by at least one member state. It is possible that the Treaty of Rome, including implementation of the Single European Act and other actions taken by the Community, will result in increased competition in the market for tobacco products in the United Kingdom and in other member states and cause a shift in sales of tobacco products brands from certain member states, such as the United Kingdom, to other member states in which prices of those brands are lower.

          On July 18, 1989 the Council of Ministers enacted a non-binding Council Resolution, as part of its on-going "Europe Against Cancer" program, inviting member states to introduce legislation that would ban smoking in most public places. In addition, various member states have adopted legislation or non-binding guidelines that address smoking in public places.

          It is not possible to state whether additional legislation, directives, regulations or action will be enacted, promulgated or taken in or by the United Kingdom or the European Community or the nature of any such legislation, directives, regulations or action, nor is it possible to predict the effect any such legislation, directives, regulations or action may have on the industry generally or on Gallaher.

          Gallaher's subsidiary, Gallaher (Dublin) Limited, manufactures tobacco products in the Republic of Ireland.

          See Item 3, "Legal Proceedings".

          For a description of the business of other subsidiaries of Gallaher, see "Distilled Spirits" and "Specialty Businesses - Optical goods and services - Retail distribution - Housewares".

          The American Tobacco Company

          ATCO is engaged in the manufacture and sale of filter and nonfilter cigarettes, principally in the United States. ATCO sells its cigarettes primarily to distributors, chain stores and other large retail outlets. In 1993, unit sales of cigarettes in the United States accounted for approximately 94.6% of ATCO's total unit sales. ATCO's domestic unit sales of cigarettes increased slightly in 1991 and decreased 4.3% and 9.1% in 1992 and 1993, respectively. Total unit sales of cigarettes for the domestic industry declined in 1991, 1992 and 1993 approximately 2.4%, 0.4% and 9%, respectively. However, it is estimated that the underlying decline in consumer demand in 1993 was in the range of 3% to 4%. ATCO's share of the cigarette market in the United States increased to approximately 7.03% in 1991 and decreased to approximately 6.76% and 6.75% in 1992 and 1993, respectively. Unit sales of ATCO's more profitable premium brands were down 20.9%, particularly nonfilter and charcoal filter brands which continued to decline far in excess of the overall industry decline in recent years. Unit sales of filter cigarettes (other than charcoal filter) in 1993 are estimated to have been approximately 96% of total unit sales for the domestic industry, compared to 74.9% of ATCO's total domestic unit sales. ATCO's unit sales of nonfilter cigarettes decreased from 23.4% of its total domestic unit sales of cigarettes for 1992 to 19.2% for 1993. ATCO's unit sales of charcoal filter cigarettes decreased from 7.0% of its total domestic unit sales for 1992 to 5.9% for 1993. The industry's less profitable price-value category, comprising discount and deep discount brands, grew from 30% to 37% as price increases over the years, including excise taxes, have resulted in trading down by consumers, particularly to deep discount brands. Unit sales of ATCO's price-value brands increased 5.3% as the introduction of deep discount brands more than offset declines in discount brands. Price-value brands accounted for 52% of ATCO's U.S. unit sales in 1993, compared to 45% in 1992. The intense price and promotional competition in the domestic tobacco industry continues. In April 1993, the industry promotionally reduced the prices of many leading brands. In August 1993, ATCO's principal competitors decreased list prices of their premium and discount brands and increased list prices of their deep discount brands. ATCO announced similar decreases in list prices of its premium and discount brands, but did not significantly change the list prices of its deep discount brands. In November 1993, ATCO and its competition raised prices of certain brands, but the amount of these increases was far less than the amount of the August decreases. Conditions in the U.S. tobacco market remain unsettled. ATCO products are also sold overseas, principally in Japan and other Asian countries, with expansion into the Middle East, Poland, Korea and the C.I.S.

          Registrant believes that ATCO is the fifth largest manufacturer of cigarettes in the United States. ATCO's principal competitors in the United States are Philip Morris, R.J. Reynolds, Brown & Williamson, Lorillard and Liggett. ATCO competes on the basis of the quality and price of its products and its responsiveness to consumer preferences.

          The principal brands produced by ATCO are Lucky Strike, Pall Mall, Tareyton, Carlton, American, Montclair, Misty, Riviera, Private Stock, Prime and Summit. Although ATCO has exclusive ownership in the United States of its brands mentioned above, the ownership of most of its principal brands in various foreign countries is claimed by others.

            On June 30, 1993, ATCO acquired from B.A.T Industries, PLC the Benson and Hedges cigarette trademark in Europe in exchange for the assignment of its Lucky Strike and Pall Mall overseas cigarette trademarks, and $107.2 million in cash, including expenses, and contingent future payments based on volumes. ATCO recognized a pretax gain of $25.5 million as a result of the assignment of the Lucky Strike and Pall Mall trademarks. Certain of the contingent payments are guaranteed and, accordingly, their present value is included in the initial $183 million of intangibles that have been recorded. Any payments in excess of the guarantees will also be amortized over periods not to exceed 40 years. In a related event, on June 30, 1993 ATCO entered into a trademark license agreement with Gallaher.

Pursuant to the agreement, Gallaher has the exclusive right to manufacture and sell Benson and Hedges products in tax-paid markets in Europe and pays a royalty to ATCO based on volume.

          There is a federal excise tax on cigarettes, and such tax was increased by four cents per pack effective January 1, 1991, and an additional four cents per pack effective January 1, 1993. All the states, the District of Columbia and many municipalities and counties impose additional cigarette taxes. In addition, legislation has been introduced in the United States Congress to further increase the federal excise tax and to impose other federal taxes. Proposals to increase or adopt new cigarette taxes are also pending in various state and local jurisdictions. The Clinton administration has proposed a tax increase on cigarettes to 99 cents per pack from the current level of 24 cents per pack to help pay the cost of the administration's proposed health care program. As part of an alternative proposal to the Clinton administration program, the Health Subcommittee of the House Ways and Means Committee has proposed increasing the federal tax on cigarettes by $1.25 to $1.49 per pack to help pay the cost of providing universal health care. The effect of any further excise tax increases cannot be determined, but such increases and any new taxes, if enacted, will likely add to the overall industry declines and the shift to lower priced brands.

          Tobacco is an agricultural commodity subject to United States Government controls and price supports that can affect market prices substantially. Legislation has been introduced in the United States Congress that would eliminate the federal price support program. The market price of flue-cured tobacco decreased from an average of $1.75 per pound in calendar year 1992 to an average of $1.74 per pound in calendar year 1993. Burley leaf prices increased from an average of $1.81 per pound in calendar year 1992 to an average of $1.85 per pound in calendar year 1993. Average market prices do not necessarily reflect ATCO's actual leaf costs since ATCO's purchases are in a wide range of quality and price categories.

          ATCO buys its leaf tobacco on the domestic and international markets. Large inventories of leaf tobacco are maintained by ATCO because the production of leaf tobacco is subject to changing weather conditions and because most leaf tobacco, when purchased, requires additional aging. Sufficient inventories of finished product are maintained by ATCO to respond promptly to orders. The Omnibus Budget Reconciliation Act of 1993 (the "Reconciliation Act") as signed into law on August 10, 1993 contains provisions which penalize domestic cigarette companies that manufacture cigarettes containing less than 75% U.S. grown tobacco. The Reconciliation Act also imposes additional assessments and fees on imported tobacco which is generally less expensive. The Reconciliation Act will result in ATCO incurring greater cost for its leaf tobacco, as well as maintaining its current inventory of foreign tobacco for a longer period before it can be used in cigarette production. Based on the preliminary rules issued, the impact of this legislation may increase ATCO's 1994 manufacturing cost by an estimated $10 million.

          The Federal Cigarette Labeling and Advertising Act (the "Labeling Act") has required since 1966 that cigarettes manufactured, packaged or imported for sale or distribution in the United States include a warning statement relating to smoking and health on their packaging. ATCO and five other cigarette manufacturers are parties to consent orders, entered into with the Federal Trade Commission in 1972, which relate to the placement of prescribed statements in cigarette advertising. The Comprehensive Smoking Education Act (amending effective in 1985 the Labeling Act) requires that packages of cigarettes distributed in the United States and cigarette advertisements in the United States bear in quarterly rotation, in lieu of the previously required statement, the statements: "SURGEON GENERAL'S
WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING:
Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". Statements also are required in billboard advertisements. The Labeling Act prohibits any other requirement of a statement relating to smoking and health on any cigarette packaging, advertising or promotional material. The United States Supreme Court in a 1992 decision in Cipollone v. Liggett Group, Inc., et al., held that the 1965 version of the Labeling Act, which requires specified warnings on cigarette packaging, advertising and promotional materials, did not preempt lawsuits seeking money damages for personal injuries allegedly caused by cigarette smoking. The Supreme Court further held that the Public Health Cigarette Smoking Act of 1969, which, among other things, amended the preemption provision of the 1965 version of the Labeling Act effective July 1, 1969, preempts such lawsuits based on alleged failure to warn and neutralization of the federally mandated warnings to the extent that those claims rely on omissions or inclusions in cigarette advertising or promotions, but that the 1969 version of the Labeling Act does not preempt claims based on alleged breach of express warranty, or certain claims based on intentional fraud and misrepresentation or conspiracy. Legislation has been introduced in the United States Congress that if enacted would limit the effect of the preemption provisions of the Labeling Act. See Item 3, "Legal Proceedings". All radio and television advertising of cigarettes is prohibited by the Labeling Act.

          Under the Comprehensive Smoking Education Act, each person who manufactures, packages or imports cigarettes is required to provide annually to the Secretary of Health and Human Services, on a confidential basis, a list of the ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. In connection with the reporting responsibilities of the Secretary of Health and Human Services, the Surgeon General of the United States has from time to time issued reports addressing aspects of smoking and health issues. In December 1986, the Surgeon General released a report concluding, among other things, that "involuntary smoking is a cause of disease, including lung cancer, in healthy nonsmokers." In May 1988, the Surgeon General released a report which, among other things, reviewed literature on aspects of tobacco use and concluded that cigarettes are addicting. In February 1994, the Surgeon General released a report on the prevention of tobacco use among young people which concluded, among other things, that "[c]ommunitywide efforts that include tobacco tax increases, enforcement of minors' access laws, youth-oriented mass media campaigns, and school-based tobacco use prevention programs are successful in reducing adolescent use of tobacco."

Both the Secretary of Health and Human Services and the Federal Trade Commission also are required to make recommendations with regard to further legislation.

          Legislation has been introduced in the United States Congress that if enacted would amend the Labeling Act to require that the statements that the Labeling Act requires to appear on cigarette packaging and advertisements include the following: "SURGEON GENERAL'S WARNING: Smoking is Addictive. Once You Start You May Not Be Able To Stop"; and "SURGEON GENERAL'S WARNING: NICOTINE IN CIGARETTES IS AN ADDICTIVE DRUG". Legislation has also been introduced in the United States Congress that if enacted would require nine rotating health warnings on cigarette packages and advertisements and would change the format of the required warnings.
In addition, legislation has been introduced in the United States Congress that if enacted would make unlawful the export, by any corporation or any foreign subsidiary, from the United States or any other country any cigarettes the package of which does not contain the label statements required by the Labeling Act.

          In 1992, the Alcohol, Drug Abuse and Mental Health Administration Reorganization Act was adopted. This Act requires, effective January 1, 1994, states to adopt a minimum age of 18 for the purchase of tobacco products.

          Legislation has also been introduced in the United States Congress that if enacted would require the Secretary of Health and Human Services to establish a Center for Tobacco Products whose functions would include collecting information regarding, and determining whether to require disclosure of and impose restrictions on, additives contained in tobacco products, reviewing the information required to be contained in rotating warning labels and making federal grants to promote better enforcement of state laws concerning the sale of tobacco products to minors, to promote anti-smoking efforts, including the reduction of the incidence of smoking in the workplace, and to encourage public information campaigns concerning the use of tobacco products. Legislation has also been introduced in the United States Congress that if enacted would further restrict or ban advertising and restrict promotion of cigarettes and would ban the sale of cigarettes from vending machines. In addition, legislation has been introduced in the United States Congress that if enacted would disallow income tax deductions for tobacco products advertising expenses. In 1986 and 1987, there were proposals for legislation to eliminate the deductibility of federal excise taxes, including excise taxes on tobacco products, but these proposals were not enacted. There have also been proposals to bring the manufacture and sale of cigarettes under the jurisdiction of the Food and Drug Administration.

          Legislation has been introduced in the United States Congress to restrict smoking to designated areas in all federal facilities as well as to prohibit smoking in such facilities. Legislation has also been introduced to prohibit smoking in most public facilities. The Department of Defense has announced a policy prohibiting smoking in all offices and any other indoor work areas. Smoking on virtually all domestic airline flights is prohibited by federal legislation. A number of states and municipalities, as well as certain federal agencies, have enacted or promulgated or are considering legislation and regulations which are intended to discourage smoking through educational efforts or which impose various restrictions or requirements relating to smoking.

          On January 7, 1993, the Environmental Protection Agency ("EPA") released in final form its "risk assessment" report on environmental tobacco smoke. The EPA's report concludes that environmental tobacco smoke is a human carcinogen which causes lung cancer in nonsmokers and that exposure to environmental tobacco smoke is causally associated with an increased incidence of respiratory effects and disorders in children.
While it is not possible to predict the effects of the EPA report, it has and will likely continue to result in additional regulation of smoking in public and in workplaces as well as voluntary restrictions by private entities relating to their facilities.

          In September 1991, the Occupational Safety and Health Administration ("OSHA") issued a request for information relating to indoor air quality, including environmental tobacco smoke. The stated purpose of the request is to assist OSHA in determining whether it is necessary and appropriate to pursue regulatory action. On March 25, 1994, OSHA proposed new rules regulating air quality in all indoor and enclosed work places under OSHA jurisdiction and restricting smoking to designated areas where employees are not required to enter in the performance of normal work activities.

           Under the terms of the Fire Safe Cigarette Act of 1990, the Consumer Product Safety Commission ("CPSC") submitted a report to Congress on August 10, 1993 regarding the technical and commercial feasibility, economic impact and other consequences of developing cigarettes that have a minimum propensity to ignite upholstered furniture and mattresses. This report accepted many of the recommendations of a report prepared by a technical advisory group established to assist the CPSC. The accepted recommendations include a standard test method to determine cigarette ignition propensity. However, in its report, the CPSC suggested additional research prior to the adoption of a performance standard to reduce cigarette ignition propensity. On February 23, 1994, Congressman Joseph Moakley (D-Mass.) introduced legislation which would require the CPSC to set a performance standard to reduce cigarette ignition. The CPSC would be required to set such a standard within one year of enactment of the legislation, and the tobacco industry (including ATCO) would have an additional year to meet the standard for all cigarettes manufactured or sold in the United States. It is not possible to predict the impact on ATCO or the industry of the CPSC report or any resulting legislation or regulation.

          It is not possible to state whether additional federal, state or local legislation, regulations or action will be enacted, promulgated or taken or the nature of any such legislation, regulations or action, nor is it possible to predict the effect any such legislation, regulations or action may have on the industry generally or on ATCO.

          Golden Belt Manufacturing Company ("Golden Belt"), a subsidiary of ATCO, is primarily engaged in the production of cigarette-tipping materials and other printed packaging materials, including labels and foil laminates. Sales are made primarily in the United States through its own sales force.

          See Item 3, "Legal Proceedings".

Distilled Spirits

          Jim Beam Brands Co. ("Beam") and its predecessors have been distillers of bourbon whiskey since 1795. Beam, together with its subsidiaries, currently produces, or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka and rum. In December 1991, Beam acquired certain trademarks relating to seven brands (Kessler, Leroux, Calvert Extra, Calvert Gin, Lord Calvert, Wolfschmidt and Ronrico) from Joseph E. Seagram & Sons, Inc. and certain of its affiliates ("Seagram").

          Beam's nine leading brand names are Jim Beam bourbon, Windsor Canadian Supreme Whisky, Lord Calvert Canadian Whisky, DeKuyper cordials, Gilbey's gin, Gilbey's vodka, Kamchatka vodka, Wolfschmidt vodka and Kessler American Blended Whiskey. Principal bourbon brand names are Jim Beam, the largest-selling bourbon whiskey in the United States and in the world, Old Grand-Dad, the largest-selling bonded bourbon in the United States and in the world, Booker's, a super-premium bourbon whiskey, Old Taylor and Old Crow. Beam also produces Jim Beam Bourbon Whiskey and Cola, which combines bourbon with a cola soft drink. DeKuyper Peachtree Schnapps is the top-selling domestically-produced cordial brand in the United States. Beam also produces Chateaux and Leroux cordials, Beam's 8-Star Blend and Calvert Extra blended whiskeys, Dark Eyes vodka and Calvert Gin, and imports, in bottle or in bulk, Canada House Canadian whisky, The Dalmore and The Claymore scotch whiskies, Kamora coffee liqueur, Ronrico, Pusser's and San Tropique rums, Molinari Sambuca and Aalborg Akvavit.

          Beam's products are bottled in the United States and are sold through various distributors and, in the 18 "control" states (and one county) which have established government control of the purchase and distribution of alcoholic beverages, through state (or county, as the case may be) liquor authorities. Beam products are also bottled in eleven foreign countries. Beam's international volume, which accounted for approximately 20% and 18% of its total unit sales in 1993 and 1992, respectively, is exported to over 80 foreign markets for sale through distributors and brokers.

          The distilled spirits business is highly competitive, with many brands sold in the consumer market. Registrant believes there are approximately ten major competitors worldwide and many smaller distillers and bottlers. Registrant also believes that, based on unit sales, Beam is the second largest producer and marketer of distilled spirits in the United States and among the ten major competitors worldwide and has six million-case-selling brands in the United States. Beam competes on the basis of the quality and price of its products and its responsiveness to consumer preferences.

          The United States market for beverage alcohol has in recent years demanded an increasingly broad variety of products. Demand for distilled spirits generally, as well as for bourbon and other whiskeys, has declined resulting in increased price competition as competitors vie for market share. It is estimated that unit sales of distilled spirits (which do not include bulk sales) in the United States declined by approximately 6.7% in 1991, 3% in 1992 and 2.2% in 1993. Total unit sales of Beam's brands in the United States decreased by approximately 4.9% in 1991, increased 35% in 1992, primarily due to the acquisition of the trademarks for seven brands from Seagram, and decreased 4.6% in 1993. Total unit sales of Beam's brands, including export sales, decreased by 3% in 1991, increased 29% in 1992, primarily due to the acquisition from Seagram, and decreased 1.7% in 1993. In both 1993 and 1992, bourbon accounted for approximately 25% and other whiskeys for approximately 28% of Beam's total unit sales in the United States, respectively.

          Beam's leading brands are owned by Beam and its subsidiaries, except that DeKuyper cordials are produced and sold under a perpetual license and Gilbey's gin and Gilbey's vodka are produced and sold under a long-term license and the Kamchatka brand is claimed by another entity in California.

          Raw materials for the production, storage and aging of Beam's products are principally corn, rye, barley malt and white oak barrels and are readily available from a number of sources, except that white oak barrels are available from only two major sources, one of which is owned by a competitor of Beam. Because whiskeys are aged for various periods, generally from four to eight years, Beam maintains, in accordance with industry practice, substantial inventories of bulk whiskey in warehouse facilities. In addition, whiskey production is generally scheduled to meet demand for four to eight years in the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand.

          In Canada, a line of distilled spirits, including Windsor Canadian Supreme Whisky, is produced by a subsidiary, Alberta Distillers Limited. In Australia, a subsidiary, Fortune Brands Pty. Ltd., markets and distributes Beam's products as well as several brands under agency agreements.

          The production, storage, transportation, distribution and sale of Beam's products are subject to regulation by federal, state and local authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits in whole or in part.

          In the United States, Canada and many other countries, distilled spirits are subject to excise taxes and/or custom duties. State, local and other governmental authorities in such countries also impose taxes on distilled spirits. On January 1, 1991, the United States federal excise tax was increased by one dollar per proof gallon of distilled spirits. In addition, there are proposals pending to increase or impose new distilled spirits taxes in various jurisdictions. It is believed that the federal excise tax increase contributed to the increased decline in distilled spirits unit sales for Beam and the industry in 1991 and in 1992 for the industry. Increasing the federal excise tax on distilled spirits has been considered from time to time as a possible means to help pay for the cost of the national health-care program, but is not included in the Clinton administration's current proposal. The effect of any future excise tax increases cannot be determined, but it is possible that any future tax increases would have an adverse effect on unit sales and add to continuing industry declines.

          The Alcoholic Beverage Labeling Act of 1988 and regulations promulgated thereunder by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury (the "Bureau") require that containers of alcoholic beverages bottled on or after November 18, 1989 for sale or distribution in the United States or for sale, distribution or shipment to members of the United States Armed Forces abroad bear the statement:
"GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects. (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems." The Alcoholic Beverage Labeling Act of 1988 and the regulations prohibit any other requirement of a statement relating to alcoholic beverages and health on any beverage alcohol container or package containing such a container. If the Secretary of the Treasury, after appropriate investigation and consultation with the Surgeon General, finds available scientific information justifying a change in, addition to or deletion of all or part of the required statement, he is required to report such information to the United States Congress together with specific recommendations with respect thereto. On March 8, 1991, the Bureau issued a request for information to "enable the agency to determine whether the wording . . . should be amended." Registrant understands that the Bureau has recommended that the current warning statements are sufficient and has reported its findings to the United States Congress. In addition, legislation has been introduced in the United States Congress that would require seven rotating warning statements in all beverage alcohol advertising and promotional materials. It is not possible to state whether any legislation or additional regulations or action imposing additional labeling or other warning statement requirements will be enacted, promulgated or taken in the U.S. or export markets served by Beam, nor is it possible to predict the effect, if any, that the existing labeling requirement or any additional labeling or other warning statement requirements may have on the industry generally or on Beam.

          See Item 3, "Legal Proceedings".

          Whyte & Mackay has been a distiller of scotch whisky since 1844. Whyte & Mackay and its subsidiaries produce, bottle, market and sell blended and single malt scotch whiskies, market and sell vodka and sell scotch whisky in bulk. The principal brand names are Whyte & Mackay Special Reserve, The Claymore and The Dalmore scotch whiskies and Vladivar vodka. Whyte & Mackay believes that in both 1993 and 1992, its shares of the United Kingdom scotch whisky and vodka markets were approximately 14% and 11%, respectively. Whyte & Mackay's products are sold in the United Kingdom through its own sales force and outside the United Kingdom, principally in Japan and France, through independent distributors.

          It is estimated that total case sales of scotch whisky in the United Kingdom decreased by approximately 3% and 6% in 1991 and 1992, respectively, but increased by 3% in 1993, and worldwide decreased by approximately 6% in 1991, but increased by approximately 3% and 4% in 1992 and 1993, respectively. Whyte & Mackay's total case sales of scotch whisky in the United Kingdom declined by approximately 9% in 1991 and 3% in 1992, but increased by approximately 4% in 1993. Whyte & Mackay's total case sales of scotch whisky worldwide decreased by approximately 8% in 1991 but increased by approximately 1% and 10% in 1992 and 1993, respectively. During 1993, 81% of Whyte & Mackay's total case sales were derived from scotch whisky. In addition, 59% of Whyte & Mackay's total scotch whisky case sales were made in the United Kingdom in 1993.

          Blended scotch whiskies comprise a variety of grain and malt whiskies blended to provide a consistent product. The industry is therefore dependent on a high level of trading of whiskies between whisky companies. Whyte & Mackay owns and operates three malt whisky distilleries in the Highland region of Scotland whose product is used in the production of Whyte & Mackay's blended whiskies and for trading purposes. Production is also bottled as malt whiskies from the individual distilleries. Such distilleries are located at Dalmore, Tomintoul and Fettercairn and produce The Dalmore, Tomintoul-Glenlivet and Old Fettercairn single malt scotch whiskies respectively.

          Whyte & Mackay imports and markets in the United Kingdom a number
of brands, including Jim Beam bourbon, under agency arrangements.   In the
United States, Beam is an importer and distributor of Whyte & Mackay's brands.

          During 1991, Whyte & Mackay purchased 41.3% of the outstanding ordinary shares of Invergordon, a distiller, blender and marketer of scotch whisky for a cost, including fees and expenses, of $255.5 million. During the fourth quarter of 1993, Whyte & Mackay completed its acquisition of Invergordon by purchasing the remaining 58.7% of the outstanding shares of Invergordon for a cost, including fees and expenses, of $343.6 million.

          The principal brand names of Invergordon are Mackinlay, Cluny, Glayva, Isle of Jura and Bruichladdich. Invergordon owns and operates four malt distilleries and one grain distillery in the Highland region of Scotland and the Islands of Scotland whose product is used in the production of Invergordon's blended whiskies and for trading purposes. Production is also bottled as malt whiskies and as a single grain whisky from the individual distilleries. In addition, Invergordon has a 50% interest in Greenwich Distillers Limited, a distiller of neutral spirit for the distilled spirits industry.

          The United Kingdom Finance Act, 1992 provided for an increase in the excise duties on distilled spirits with the result that the price of a typical bottle of scotch whisky (which during 1991 decreased in size from 75 to 70 centilitres to comply with European Community standards) increased by 31 pence. The price increase which resulted from this increase in taxes on distilled spirits includes an associated increase customarily implemented in conjunction with increases in United Kingdom distilled spirits taxes to preserve wholesalers' and retailers' percentage gross margins. It is believed that the 1992 increase was a major contributor to reductions of volume sales for Whyte & Mackay and the industry in the United Kingdom in that year. The United Kingdom Finance Act, 1993 did not provide for any increase in the excise duties on distilled spirits. The United Kingdom budget introduced on November 30, 1993 also did not provide for any increase in the excise duties on distilled spirits. This second budget in 1993 reflected the change in timing of United Kingdom budget announcements from March to November. The effect of any future excise duty increases cannot be determined, but it is possible that any future tax increases would have an adverse effect on unit sales, add to the continuing industry declines and lead to an increase in already competitive pricing pressures.

Life Insurance

          The Franklin Life Insurance Company ("Franklin") issues individual life insurance, annuity and accident and health insurance policies, group annuities and group life insurance, group credit life insurance and group credit accident and health insurance, participates in the U.S. Government's Servicemen's Group Life Insurance program and offers a variety of whole life, universal life, retirement income and level and decreasing term insurance plans. Emphasis is placed on the sale of individual insurance programs that comply with the definition of life insurance as provided in the Deficit Reduction Act of 1984. Franklin writes insurance in all states of the United States (except that only reinsurance is written in New York), the District of Columbia, Puerto Rico and the U.S. Virgin Islands. A wholly-owned subsidiary of Franklin, The Franklin United Life Insurance Company, is engaged in the writing of individual life insurance, annuity and accident and health insurance policies, group credit life and group credit accident and health insurance in New York. Another subsidiary, The American Franklin Life Insurance Company, is engaged in the writing of reinsurance, term, universal and variable universal life insurance and single premium whole life insurance and the sale of disability insurance and individual health insurance and is licensed in 46 states and the District of Columbia. Through another subsidiary, Franklin Financial Services Corporation, a registered broker-dealer, Franklin also engages in the distribution of variable annuities and mutual fund investments.

          Franklin and its life insurance subsidiaries are legal reserve stock life insurance companies and operate in an industry which is highly competitive. There are about 2,000 legal reserve stock life insurance companies in the United States. Competition comes from both stock and mutual companies and is based upon price, product design and services rendered to policyholders.

          As of December 31, 1992, according to A. M. Best Company, Inc., a statistical reporter upon financial position, history and operating results of life insurance companies, among all life insurance companies doing business in the United States and Canada, (i) Franklin had approximately 3/10 of 1% of the admitted assets of all such companies and ranked sixty-first; (ii) Franklin had approximately 2/10 of 1% of the life insurance in force in the United States and Canada and ranked eighty-fourth; and (iii) Franklin wrote approximately 3/10 of 1% of the total new insurance written in 1992 by such companies and ranked seventy-third. As of December 31, 1992, Franklin ranked thirty-sixth among United States stock life insurance companies when measured by admitted assets and fifty-sixth among such companies when measured by insurance in force.

          Franklin operates on the general agency plan in which insurance is sold by independent agents who are not employees of the company.

          Certain highly publicized claims have been brought against other companies in the industry alleging that some advertising and sales practices are in violation of state insurance laws. It is possible that this could lead to further regulation of the industry and restrictions on advertising and sales practices relating to sales of insurance products.

Hardware and Home Improvement Products

          MasterBrand Industries, Inc. ("MasterBrand") is a holding company for subsidiaries in the Hardware and Home Improvement Products business. Subsidiaries include Moen Incorporated ("Moen"), Master Lock Company ("Master Lock"), Aristokraft, Inc. ("Aristokraft") and Waterloo Industries, Inc. ("Waterloo").

          Moen manufactures single- and two-handle faucets, sinks and plumbing accessories and parts in the United States and East Asia and also manufactures and packages a wide variety of plumbing supply and repair products in the United States. Faucets are sold under a variety of tradenames, including Moen, Moentrol, Touch Control, One-Touch, Riser, Monticello, Concentrix, Chateau, Legend, Pulsation, Fountain-Flo and Sani-Stream, and other products are sold under the Moen, Chicago Specialty, Dearborn Brass, Wrightway, Anchor Brass, Shower After Shower and Hoov-R-Line brand names. Some of the plumbing parts and repair products are purchased from other manufacturers. Products are sold principally in the United States and also in Canada, East Asia and Mexico. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors, repackagers and original equipment manufacturers.

          Legislation has been introduced in the United States Congress that if enacted would require a reduction in the lead content of plumbing pipes, fittings and fixtures that convey drinking water, unless the EPA issues regulations that establish minimum leaching levels of lead from new plumbing pipes, fittings and fixtures. It is not possible to predict whether federal, state or local legislation, regulations or action will be enacted, promulgated or taken or the nature of any such legislation, regulations or action, nor is it possible to predict the effect any such legislation, regulations or action may have on the industry generally or on Moen.

          Master Lock manufactures key-controlled and combination padlocks, chain and cable locks, bicycle locks, built-in locker locks and other specialty security devices, and also manufactures door lock sets and door hardware. Sales of products designed for consumer use are made to wholesale distributors and to hardware and other retail outlets, while sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Most sales are brokered through independent manufacturers' representatives, primarily in the United States and Canada.

          Aristokraft manufactures kitchen cabinets and bathroom vanities. Stock and semi-custom cabinets are sold under the brand names of Aristokraft and Decora, respectively. Sales under the Aristokraft brand name are made in the United States primarily through stocking distributors for resale to kitchen and bath specialty dealers, lumber and building material dealers, remodelers and builders. Decora products are sold primarily to kitchen and bath specialty dealers and regional home centers.

          Waterloo is the leading manufacturer of tool storage products in the United States, consisting primarily of high quality steel tool boxes, tool chests, workbenches and related products manufactured for private label sale by one of the largest national retailers in the United States. Similar products are sold under the Waterloo and All American brand names to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo also manufactures hospital carts and storage units and sells such products to institutional users.

          See Item 3, "Legal Proceedings".

Office Products

          ACCO World Corporation ("ACCO") is a holding company with subsidiaries engaged worldwide in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products and supplies, time management products, presentation aids, workstation furniture and accessories. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries' specification, throughout the world, principally in the United States, Canada, Western Europe and Australia.

          ACCO USA, Inc., a subsidiary of ACCO, manufactures binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, as well as computer binders, supplies and accessories, in the United States, and ACCO Canada Inc., a subsidiary of ACCO, manufactures and distributes a similar range of office products in Canada. Principal brands include ACCO products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads and Perma Products corrugated board storage products. Products are sold throughout the United States and Canada by their respective sales forces to office products wholesalers, retailers and dealers and are sold to mass merchandisers either directly or brokered through independent manufacturers' representatives.

          Subsidiaries of ACCO Europe PLC, a subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines and storage and retrieval filing systems. Their products are sold primarily in the United Kingdom, Ireland, Western Europe and Australia through their own sales forces and distributors.

          Day-Timers, Inc., a subsidiary of ACCO, manufactures personal organizers and planners in the United States and Canada and is estimated by management to be the leading direct marketer of time management aids in North America. Products are sold through direct mail advertising and catalogs to consumers and businesses. A subsidiary conducts time management seminars for personnel of corporations and other entities throughout the United States and operates four retail stores. Another subsidiary markets, principally in the United States, art and craft supplies primarily to schools.

          Vogel Peterson Furniture Company, a subsidiary of ACCO, manufactures in the United States and distributes ergonomic chairs, workstation components, office coat racks and partitions. Products are sold in the United States and Canada to office product and furniture dealers.

          Kensington Microware Limited, a subsidiary of ACCO, designs, develops and markets a range of computer accessories and supplies principally in the United States.

Specialty Businesses

          Golf products

          The Titleist and Foot-Joy operations of Acushnet Company ("Acushnet") are comprised of the Titleist and Foot-Joy Worldwide Division of Acushnet and, a subsidiary of Acushnet, Foot-Joy, Inc. ("Foot-Joy").
The Titleist and Foot-Joy Worldwide Division is a leading manufacturer and distributor of golf balls and golf clubs, and also has a line of golf accessories. The Division's leading brands are Titleist and Pinnacle golf balls and DCI, Pro Trajectory and Bulls Eye golf clubs. Foot-Joy is the leading manufacturer of golf shoes and golf gloves. Foot-Joy products also include dress and athletic shoes as well as socks and related accessories. Foot-Joy's leading brands are Classics and Dry-Joys golf shoes and Sta-Sof and Weather-Sof golf gloves. Titleist and Foot-Joy products are sold primarily to golf pro shops throughout the United States by the Titleist and Foot-Joy Worldwide sales force, in the United Kingdom, in Canada and in Germany through a subsidiary, in Japan through a majority-owned joint venture, and outside these areas primarily through distributors.

          Rubber products

          The Rubber Division of Acushnet manufactures in the United States and a majority-owned joint venture manufactures in Thailand a wide variety of molded products made from natural and synthetic rubber and other elastomeric materials. Sales are made primarily by the division's own sales force and through distributors to industrial users principally in the United States.

          Optical goods and services

          Dollond & Aitchison Group PLC ("Dollond & Aitchison"), a subsidiary of Gallaher, and its subsidiaries are opticians. Dollond & Aitchison is the largest retail optical group in the United Kingdom, with 447 optical service branches, and its subsidiaries form the largest retail optical groups in Italy and Spain, with 85 branches and 77 branches, respectively, and have 6 branches in the Republic of Ireland and a 50% interest in 13 branches in Switzerland. Its subsidiary, Keeler Limited, manufactures and sells a wide range of ophthalmic and medical instruments.

          Retail distribution

          Forbuoys PLC, a subsidiary of Gallaher, operates approximately 663 retail newspaper, tobacco, confectionery and stationery outlets in the United Kingdom. Marshell Group Limited, a subsidiary of Gallaher, operates approximately 562 kiosks that sell tobacco products in large stores and 66 retail newspaper, tobacco and confectionery outlets. Another subsidiary of Gallaher, TM Group PLC, the largest vending machine operator in the United Kingdom, dispenses cigarettes, snack foods and hot drinks through approximately 41,000 on-site machines.

          Housewares

          The Prestige Group PLC ("Prestige"), a subsidiary of Gallaher, manufactures houseware products, including cookware, kitchen tools and carpet sweepers, in the United Kingdom and elsewhere. Its principal brand names are Prestige and Ewbank. A subsidiary of Registrant is operated in conjunction with Prestige and manufactures kitchen utensils in the United States.

Other Matters

          Employees

          Registrant and its subsidiaries (other than Gallaher and its subsidiaries) had, as of December 31, 1993, approximately 23,300 employees in the United States and Canada, a substantial number of whom were covered by collective bargaining agreements with various unions. Of this number, approximately 3,300 were employed in the Tobacco Products segment, 1,500 in the Distilled Spirits segment, 1,350 in the Life Insurance segment, 8,300 in the Hardware and Home Improvement Products segment, 5,000 in the Office Products segment and 3,850 in the Specialty Businesses segment. In addition, approximately 3,200 employees were employed in Europe by subsidiaries of Registrant in the Office Products segment, a substantial number of whom were covered by collective bargaining agreements with various unions. Gallaher and its subsidiaries had, as of December 31, 1993, approximately 19,100 employees, a substantial number of whom were covered by collective bargaining agreements with various unions and approximately 4,700 of whom were employed in the Tobacco Products segment, 1,200 in the Distilled Spirits segment and 13,200 in the Specialty Businesses segment.

          In addition to the approximately 1,350 employees included in the Life Insurance segment above, Franklin was represented by approximately 30 regional managers, 1,830 area managers, general agents and district managers and 870 soliciting agents. The Franklin United Life Insurance Company had approximately 210 agents.

          Environmental controls

          Registrant and its subsidiaries are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that Registrant's subsidiaries may undertake in the future, in the opinion of management of Registrant compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the capital expenditures, financial condition, results of operations or competitive position of Registrant and its subsidiaries.

          See Item 3, "Legal Proceedings".

          (d) Financial information about foreign and domestic operations and export sales.

          Registrant's subsidiaries operate in the United States, Europe (principally the United Kingdom) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 1993 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference. As is disclosed in such table, Registrant has sizable investments in, and derives substantial income from, Europe (principally the United Kingdom), and, therefore, changes in the value of foreign currencies (principally sterling) can have a material effect on Registrant's financial statements when expressed in dollars.

Item 2.   Properties.

          Registrant leases its principal executive offices in Old Greenwich, Connecticut. The following is a description of properties of Registrant's subsidiaries.

Tobacco Products

          The principal properties of Gallaher and its subsidiaries include Gallaher's head office in Weybridge, Surrey, England, office and warehouse facilities in Northolt, Middlesex, England and Crewe, Cheshire, England, a factory in Northern Ireland for the manufacture of cigarettes and smoking tobaccos, a factory in England for the manufacture of cigarettes and two factories in Wales for the manufacture of cigars. Each of these properties is owned or held under long-term lease with an option to acquire by Gallaher or one of its subsidiaries. The principal properties of Gallaher and its subsidiaries also include a factory in the Republic of Ireland, owned and operated by Gallaher (Dublin) Limited, for the manufacture of cigarettes and smoking tobaccos. Gallaher also has a research laboratory in the Northern Ireland factory complex. For a description of properties of other subsidiaries of Gallaher, see "Distilled Spirits" and "Specialty Businesses".

          ATCO leases its executive offices in Stamford, Connecticut. ATCO's cigarette manufacturing plant is owned by it and is located in Reidsville, North Carolina. ATCO owns its administrative offices, a research facility and an auxiliary processing facility near Richmond, Virginia. Golden Belt, a subsidiary of ATCO, owns and operates a plant in North Carolina.

Distilled Spirits

          Beam leases its executive offices in Deerfield, Illinois, and a subsidiary leases an office in Burnaby, British Columbia. Beam and its subsidiaries own and operate five bottling plants and three distilleries and approximately 95 warehouses for the aging of bulk whiskies, and lease and operate 17 regional sales offices and several warehouses for the storage of promotional material, all located in the United States, Australia and Canada. Beam also owns and operates approximately 70 U.S. bonded warehouses. Whyte & Mackay leases its head office in Glasgow, Scotland and owns and operates three distilleries and two blending and bottling plants in Scotland. Invergordon owns its head offices in Edinburgh, Scotland and owns and operates four malt distilleries, one grain distillery and a blending and bottling plant in Scotland.

Life Insurance

          Franklin owns its home office building in Springfield, Illinois.

Hardware and Home Improvement Products

          MasterBrand leases its executive offices in Deerfield, Illinois and a subsidiary, Moen, owns its executive office in North Olmstead, Ohio. Principal properties of subsidiaries of MasterBrand include nineteen plants, four distribution centers and one warehouse owned and operated in the United States. A 50%-owned joint venture in Taiwan owns and operates one plant. In addition, subsidiaries of MasterBrand lease and operate three plants and four warehouses in the United States and eleven distribution centers, of which eight are in the United States and one each in Canada, Japan and Mexico.

Office Products

          ACCO leases its executive offices in Deerfield, Illinois. Principal properties of subsidiaries of ACCO include eight plants owned and operated in the United States, seven in the United Kingdom, and one in each of Germany, Italy, France, Australia, The Netherlands, the Republic of Ireland and Mexico. In addition, subsidiaries of ACCO lease and operate eleven facilities in the United States, four in the United Kingdom, three in Canada and one in each of Australia, France and Italy. Of these leased facilities, (i) four in the United States, two in the United Kingdom, three in Canada and one in each of Australia and France, are combined manufacturing and distribution facilities, (ii) five in the United States, two in the United Kingdom and one in Italy, are distribution facilities and
(iii) two in the United States are manufacturing facilities. A subsidiary also leases four retail stores in the United States.

Specialty Businesses

          Acushnet owns its combined executive office and research and development facility in Fairhaven, Massachusetts. In addition, it owns and operates two plants, one warehouse, two plants with combined manufacturing and warehousing operations and a test facility, and leases and operates one plant, two warehouses, a research and development facility and a test facility, all located in the United States. In addition, Foot-Joy owns and operates a plant and a warehouse and leases and operates a retail store and a warehouse in the United States and also leases an office in Taiwan. A subsidiary of Acushnet leases two combined sales offices and warehouse facilities in Canada. Other Acushnet subsidiaries own and operate a plant and a warehouse in England and lease a sales office and a warehouse in Germany, Austria, Denmark and France, and lease a sales office in the Republic of Ireland. Acushnet's majority-owned joint venture in Japan leases two sales offices and one storage facility there. Acushnet's majority-owned joint venture in Thailand leases and operates one manufacturing and warehouse facility there and Foot-Joy's majority-owned joint venture in Thailand leases and operates two plants there. Plants of subsidiaries of Gallaher include three plants in England owned or leased and operated by Dollond & Aitchison. Prestige leases its head office in Egham, England and owns and operates a plant in Burnley, England. Prestige also owns and operates a plant in each of Spain and Australia. A subsidiary of Registrant, which is operated in conjunction with Prestige, leases one plant in North Carolina.

          Registrant and its subsidiaries are of the opinion that their properties are suitable to their respective businesses and have productive capacities adequate to the needs of such businesses.

Item 3.   Legal Proceedings.

          (a) (i) ATCO and other leading tobacco manufacturers have been sued by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use and by certain asbestos manufacturers seeking unspecified amounts in indemnity or contribution in third-party actions against all or most of the major domestic tobacco manufacturers.
At March 25, 1994, ATCO or ATCO's predecessor had disposed of 233 actions, and the industry a total of 422, all without recovery by the plaintiffs or by the third-party plaintiffs. Although there was a jury award which was overturned on appeal against another tobacco manufacturer in the Cipollone case, discussed below, there has been no actual recovery of damages to date in any such action against the tobacco manufacturers; however, unfavorable decisions in other cases could increase filing of additional actions against the tobacco manufacturers, which would add to the high cost of defending such litigation as well as increase the defendants' damage exposure.

          Eighteen cases have come to trial, all against manufacturers as direct defendants. Sixteen of such cases resulted in judgments for the defendant or defendants. At March 25, 1994, ATCO was a defendant in 28 pending cases. In two cases, ATCO has been joined as a defendant with members of the asbestos industry and it is alleged that the combination of smoking and exposure to asbestos produced injury and death. One case in which ATCO is a defendant, Butler, et al. v. R.J. Reynolds Tobacco Co., et al., described below, in which plaintiffs are seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others, is scheduled to come to trial on September 5, 1994. In Wilkes, et al. v. The American Tobacco Company, et al., described below, the jury found in favor of the defendants on June 17, 1993. Plaintiffs have appealed from the judgment entered on the jury verdict and from the trial court's denial of their request to seek "lifetime damages" unrelated to the cause of death and their request to seek punitive damages. ATCO has cross-appealed from the trial court's pretrial ruling regarding "absolute liability" and the court's ruling striking defendants' affirmative defenses.

          In Horton, et al. v. The American Tobacco Company, et al., described below, on September 24, 1990, the jury found "for the plaintiffs against [T]he American Tobacco Company and against New Deal Tobacco and Candy Company, Inc. and assessed actual damages at $0." Plaintiffs have appealed from the judgment entered on the jury verdict and from the court's denial of their post-trial motion for, alternatively, an additur on damages, a new trial on the issue of damages or a new trial on all issues. ATCO has cross-appealed from the judgment and from the court's order denying its motion for judgment notwithstanding the verdict. Oral argument on the appeals took place before the Mississippi Supreme Court on August 17, 1993. In Broin, et al. v. Philip Morris Companies Inc., et al., described below, certain airline flight attendants are seeking unspecified compensatory and $5 billion punitive damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others and are seeking to establish class-action status on behalf of other alleged nonsmoking flight attendants. ATCO's counsel, Chadbourne & Parke, have advised that, in their opinion, the specified damages claimed in pending actions against ATCO, which approximate $6,618,185,000 in the aggregate, are exaggerated. It has been reported that certain groups of attorneys are interested in promoting product liability suits against the tobacco manufacturers. It has also been reported that other claims against the tobacco manufacturers may be made seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others.

          In Cordova v. Liggett Group Inc., et al., described below, plaintiffs are seeking injunctive relief and restitution on behalf of the general public of the State of California for defendants' claimed failure to disclose to the public information regarding research relating to smoking and health sponsored by The Council for Tobacco Research, an organization whose members include ATCO and other cigarette manufacturers. Plaintiff's complaint in Cordova references the opinion filed February 6, 1992 by Judge Sarokin of the United States District Court for the District of New Jersey in the case of Haines v. Liggett Group Inc., et al., to which ATCO is not a party. In that opinion, Judge Sarokin ruled that plaintiff had made sufficient showing of evidence to warrant disclosure under the crime-fraud exception to the attorney-client privilege of documents regarding research relating to smoking and health sponsored by The Council for Tobacco Research which the defendants in that case had claimed were protected from discovery by plaintiff. Defendants in Haines sought appellate review of Judge Sarokin's February 6, 1992 opinion. On September 4, 1992, the United States Court of Appeals for the Third Circuit granted defendant's petition for writ of mandamus and directed that Judge Sarokin's February 6, 1992 ruling be vacated and that the case be remanded and assigned to another District Court judge. The opinion of the Court of Appeals also stated that the District Court judge to whom the case is reassigned on remand may reconsider the magistrate judge's order stating that the crime-fraud exception did not apply, which order had been reversed by Judge Sarokin's ruling, or alternatively may remand the proceedings to the magistrate judge for his reconsideration. On September 14, 1992, Judge Sarokin, as directed, vacated his February 6, 1992 opinion and orders in Haines. Plaintiff's allegations in Haines may be similar to allegations which have been made in other actions in which ATCO is a defendant. ATCO has been advised that the United States Attorney for the Eastern District of New York has commenced a criminal investigation in connection with activities relating to The Council for Tobacco Research following the February 6, 1992 opinion in Haines. It is not possible to predict the outcome of the investigation.

          Another case, Cipollone v. Liggett Group, Inc., et al., tried against manufacturers other than ATCO, resulted in a jury award of $400,000 against one of three defendants on a theory of breach of warranty. On January 5, 1990, the jury award in Cipollone was reversed and remanded for a new trial by the United States Court of Appeals for the Third Circuit. Plaintiff petitioned the United States Supreme Court to review that ruling. As described below, on June 24, 1992, the Supreme Court reversed in part and affirmed in part the ruling of the Court of Appeals. The Cipollone case was tried before Judge Sarokin. On September 11, 1992, following the September 4, 1992 decision of the United States Court of Appeals for the Third Circuit in Haines discussed above, Judge Sarokin removed himself from the Cipollone case. On November 5, 1992, plaintiff voluntarily dismissed the Cipollone case with prejudice. Counsel for plaintiff in Cipollone also represented the plaintiffs in Smith, et al. v. R.J. Reynolds Tobacco Co., et al. and the plaintiff in Haines. On December 2, 1992, plaintiffs' counsel in Smith filed a motion to withdraw as counsel of record; that motion was granted on January 8, 1993. Plaintiffs appealed the ruling. On August 9, 1993, the Appellate Division of the New Jersey Superior Court vacated the lower court's ruling which had permitted plaintiffs' counsel to withdraw. The appellate court directed that the trial court convene a hearing on plaintiffs' counsel's motion to withdraw. Plaintiff's counsel in Haines also sought to withdraw and be substituted by new counsel. The motion to withdraw in Haines, however, was denied by United States District Judge Lechner on January 26, 1993. Counsel appealed. Argument on that appeal was heard before the Court of Appeals for the Third Circuit on September 22, 1993.

          On June 24, 1992, the Supreme Court reversed in part and affirmed in part the ruling of the Court of Appeals for the Third Circuit in Cipollone. The Supreme Court held that the 1965 version of the Labeling Act did not preempt lawsuits seeking money damages for personal injuries allegedly caused by cigarette smoking. The Supreme Court further held that the Public Health Cigarette Smoking Act of 1969, which, among other things, amended the preemption provision of the 1965 version of the Labeling Act effective July 1, 1969, preempts such lawsuits based on alleged failure to warn and the neutralization of the federally mandated warnings to the extent that those claims rely on omissions or inclusions in cigarette advertising or promotions, but that the 1969 version of the Labeling Act does not preempt claims based on alleged breach of express warranty, or certain claims based on intentional fraud and misrepresentation or conspiracy.

          In addition, legislation has been introduced in the United States Congress that if enacted would limit the effect of the preemption provisions of the Labeling Act. It is not possible to predict whether or not the Supreme Court's decision in Cipollone will affect, or whether or not the enactment of any such legislation would affect, filing of additional actions against tobacco manufacturers and, as a result, litigation costs and defendant's damage exposure.

          ATCO has received a civil investigative demand from the U.S. Department of Justice, Antitrust Division, seeking the production of documents relating to matters including "fire-safe or self-extinguishing cigarettes". The civil investigative demand states that it has been issued in the course of an investigation to determine whether there is or has been a violation of Section 1 of the Sherman Act. It is not possible to predict the outcome of the investigation.

          While it is not possible to predict the outcome of pending litigation, management of Registrant does not believe that, based on failure of recovery to date except as noted above and the advice of counsel, the pending litigation will have a material adverse effect on Registrant's financial condition. If, however, there were to be a significant increase in such litigation, the increased financial burden could be material. See the note captioned "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders of Registrant, which note is incorporated herein by reference.

          ATCO's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, ATCO has meritorious defenses to the above-mentioned actions and threatened actions. The actions will be vigorously defended on the merits.

          Except as otherwise noted, the following sets forth the principal parties to the above-described pending proceedings, the court in which such proceedings are pending and the date such proceedings were instituted against ATCO or ATCO's predecessor: Allgood v. R.J. Reynolds Tobacco Company, et al., United States District Court for the Southern District of Texas, January 4, 1991; Arabie v. R.J. Reynolds Tobacco Company, et al., District Court, State of Louisiana, Parish of Jefferson, October 5, 1993; Blanchard, et al. v. Brown and Williamson Tobacco Corp., et al., District Court, State of Texas, County of Galveston, December 28, 1992; Bluitt v. R.J. Reynolds Tobacco Co., et al., United States District Court for the Northern District of Texas, August 30, 1993; Bridges, et al. v. The American Tobacco Company, Supreme Court, State of New York, County of Albany, November 17, 1970; Broin, et al. v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial Circuit, State of Florida, County of Dade, November 8, 1991; Butler v. R.J. Reynolds Tobacco Co., et al., United States District Court for the Southern District of Mississippi, October 23, 1992; Chustz v. R.J. Reynolds Tobacco Company, et al., United States District Court for the Middle District of Louisiana, August 13, 1993; Cordova v. Liggett Group, Inc., et al., Superior Court of the State of California for the County of San Diego, May 12, 1992; Dunn v. RJR Nabisco Holdings Corporation, et al., Superior Court State of Indiana, County of Delaware, May 28, 1993; Dyer, et al. v. American Tobacco Company, Inc., et al., District Court, State of Texas, County of Travis, December 20, 1985; Gilboy, et al. v. American Tobacco Company, et al., District Court, State of Louisiana, Parish of East Baton Rouge, April 8, 1987; Grinnell, et al. v. The American Tobacco Co., Inc., et al., District Court, State of Texas, County of Jefferson, October 22, 1985; Haight, et al. v. The American Tobacco Co., et al., Circuit Court of Kanawha County, West Virginia, May 30, 1984; Horton, et al. v. The American Tobacco Company, et al., Circuit Court, State of Mississippi, County of Lafayette, May 12, 1986; Hulin, et al. v. Fibreboard Corporation, et al., United States District Court for the Middle District of Louisiana, January 15, 1986; Hutchin v. American Tobacco Company, et al., United States District Court for the Western District of Louisiana, September 29, 1992; Manago, et al.
v. Lorillard, Inc. et al., Supreme Court, State of New York, County of Queens, March 21, 1988; Miceli v. American Tobacco Company, et al., District Court, State of Louisiana, Parish of East Baton Rouge, August 3, 1987; Miceli v. Armstrong World Industries, et al., District Court, State of Louisiana, Parish of East Baton Rouge, January 18, 1989; Pitre v. GAF Corporation, et al., District Court, Parish of East Baton Rouge, State of Louisiana, December 18, 1992; Rogers, I.D., et al. v. R.J. Reynolds Tobacco Company, et al., District Court, State of Texas, County of Jefferson, March 14, 1985; Rogers, Y., Executrix v. R.J. Reynolds Tobacco Co., et al., Superior Court, State of Indiana, County of Marion, March 27, 1987; Rothgeb, et al. v. The American Tobacco Company, et al., District Court, State of Texas, County of Travis, June 9, 1986; Smith, et al. v. R.J. Reynolds Tobacco Co., et al., Superior Court, State of New Jersey, County of Middlesex, September 24, 1984; Smith, Administrator v. American Tobacco Company, Court of Common Pleas, Commonwealth of Pennsylvania, County of Philadelphia, summons served July 1, 1970; Voth v. Forsyth Tobacco Products, et al., United States District Court for the District of Oregon,

August 10, 1993; Wilkes, et al. v. The American Tobacco Company, et al., Circuit Court, State of Mississippi, County of Holmes, January 6, 1988.

          With regard to proceedings of the above-described type which have been terminated and not previously reported as such: Jamerson v. American Brands, Inc., et al., which was previously pending in the United States District Court for the Eastern District of New York and instituted on July 25, 1990, was voluntarily dismissed by stipulation on November 5, 1993; White v. The American Tobacco Company, et al., which was previously pending in the United States District Court for the District of Nevada and instituted on February 13, 1989, was dismissed on summary judgment on December 2, 1991, and affirmed by the United States Court of Appeals for the Ninth Circuit on August 20, 1993; Bentz v. Eagle Tobacco Corp., et al., which was previously pending in the United States District Court for the District of Oregon and instituted on September 27, 1993, was dismissed with prejudice on October 21, 1993; Guillory v. R.J. Reynolds tobacco Company, et al., which was previously pending in the United States District Court for the Western District of Louisiana and instituted on February 18, 1993, was voluntarily dismissed without prejudice on November 22, 1993; Dalio v. Philip Morris, Inc., et al., which was previously pending in Superior Court, County of Middlesex, Massachusetts and instituted on January 11, 1993, was dismissed with prejudice by stipulation on January 7, 1994; and Marks v. R.J. Reynolds Tobacco Company, et al., which was previously pending in the United States District Court for the Western District of Louisiana and instituted on September 21, 1992, was dismissed with prejudice as to ATCO on January 24, 1994.

          (ii) Dean v. Gallaher Limited is an action commenced in the High Court of Justice in Northern Ireland in which plaintiff seeks unspecified damages including lost income for claimed personal injuries allegedly related to cigarette smoking. In March 1988, plaintiff obtained Legal Aid to proceed up to the point of trial. He served his Writ of Summons in August 1988 and his Statement of Claim in August 1989. Plaintiff filed an amended Statement of Claim on October 6, 1993. Gallaher subsequently filed a motion to strike from the amended Statement of Claim a predecessor to Gallaher, Hergall (1981) Limited (In Liquidation) ("Hergall"), as a second defendant in the action. The motion was heard on November 30, 1993 and was granted. Plaintiff served a Writ of Summons on Hergall on December 1, 1993 and a Statement of Claim against Hergall on February 22, 1994. Plaintiff's lawyers also purported to re-amend the statement of claim against Gallaher. Applications are expected to be made by Gallaher and Hergall in May 1994 to strike out parts of the statements of claim against those companies. The companies have obtained orders extending the time in which their defenses must be served until after the hearing of the "strike-out" applications. Plaintiff's appeals against those extension of time orders are also due to be heard in May 1994. Lawyers in the United Kingdom have sought Legal Aid to prepare and file other smoking and health lawsuits against tobacco manufacturers, but to date, all such requests have been denied, with the exception of the plaintiffs in the Dean case and the Brennan case described below. An application for Judicial Review of the refusal to grant Legal Aid to approximately 225 prospective plaintiffs in actions against tobacco companies, including Gallaher, is pending. Tobacco manufacturers, including Gallaher, have been advised they are entitled to participate in the Judicial Review and are seeking an order of the court to that effect. In Brennan v. Gallaher Limited, pending in the High Court of Justice in Northern Ireland, plaintiff, a former employee of Gallaher, seeks unspecified damages for claimed personal injuries from the alleged "provision of cigarettes for [sic] the plaintiff". Plaintiff served her Writ of Summons in October 1990, and no Statement of Claim has been received. Counsel have advised that, in their opinion, on the basis of their investigation, Gallaher has meritorious defenses to these actions, and they will be vigorously defended on the merits. In addition, Gallaher received a letter before action dated July 23, 1992 from a solicitor in Scotland acting for Alfred McTear stating that his client had instructed him to make a claim against Gallaher for lung cancer claimed to have been caused by smoking. In January 1993 Gallaher received a letter from plaintiff's solicitors indicating that they did not intend to proceed against Gallaher and on January 28, 1993, plaintiff filed and served a Writ of Summons and Condescendence in the Court of Session naming only Imperial Tobacco Limited as defendant.

          (b) Registrant is aware of four lawsuits brought against manufacturers of alcoholic beverages in which alleged birth defects in infants were claimed to have been caused by the consumption of alcohol during pregnancy by the mothers of the infants. None of those actions is currently pending. Beam was a defendant in one of these lawsuits, and such lawsuit resulted in a jury verdict in favor of Beam in 1989. The other actions were dismissed without prejudice at the request of the plaintiffs. Registrant is also aware of other lawsuits against manufacturers of alcoholic beverages in which other various claimed injuries have been alleged to have been caused by their products. Beam has successfully defended such actions brought against it in the past. On September 29, 1992, the jury in Brune v. Brown-Forman Corp., a Nueces County, Texas state court action alleging the defendant failed to warn about the risk of death from excessive alcohol consumption, returned a verdict holding the defendant responsible for 35% of $1,500,000 in damages. Brown-Forman has appealed this verdict. Neither Registrant nor any of its subsidiaries, including Jim Beam Brands Co., is a party to this action.

          (c) Forstmann Leff Associates, Inc., et al. v. American Brands, Inc., et al., is an action commenced in the United States District Court for the Southern District of New York on June 28, 1988. Plaintiffs, alleged holders of 12.85% Senior Subordinated Notes due 1997 and 13.05% Subordinated Debentures due 1999 of E-II Holdings Inc., formerly a subsidiary of Registrant ("E-II"), allege, inter alia, that defendants violated Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and engaged in common law fraud by intentionally or recklessly making certain allegedly false and misleading statements of material fact, failing to disclose certain material facts and failing to correct false and misleading statements in connection with the Offer To Purchase And Consent Solicitation for All 12.85% Senior Subordinated Notes due 1997 and All 13.05% Subordinated Debentures due 1999 of E-II (the "Offer to Purchase") by AMBR Holdings Inc., formerly a subsidiary of Registrant ("AMBR"), and certain filings made by Registrant, AMBR and E-II with the Securities and Exchange Commission regarding their alleged plans for the disposition of E-II and certain subsidiaries of E-II. On August 26, 1991, plaintiffs served their fourth amended complaint making substantially the same allegations as did their previous complaints and seeking not less than $400 million in damages against Registrant and two executive officers and a former executive officer of Registrant. The Board of Directors of Registrant has determined that such officers and former officer shall be indemnified in full by

Registrant for all expense, liability and loss reasonably incurred by them in connection with such action. On November 19, 1993 Registrant settled for approximately $11 million the claims of the remaining plaintiffs holding approximately 20% of the total face amount of E-II debt securities originally alleged to be represented in the Forstmann Leff action. These remaining plaintiffs also released all of their claims against two executive officers and a former executive officer of Registrant.
Registrant had previously settled for approximately $37.3 million the claims of the holders of approximately 80% of the total face amount of E-II debt securities originally alleged to be represented in the action. As in the case of the earlier settlements, previously-established reserves fully covered the amount paid in the settlement with the remaining plaintiffs.

          (d) People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., is an action commenced on December 15, 1992 against Moen and 15 other faucet manufacturers and distributors in the Superior Court of the State of California, County of San Francisco. The Attorney General of California alleges violations of California Health and Safety Code Sections 25249.5 and 25249.6 (Proposition 65), as well as two violations of the California Business and Professions Code Section 17200, for alleged intentional discharge of lead from faucets to sources of drinking water and failure to provide clear and reasonable warnings to consumers, and seeks civil penalties of up to $2,500 per day per violation on each cause of action. The Attorney General also seeks injunctive relief prohibiting further discharges of lead from faucets into drinking water sources or, in the alternative, requiring clear and reasonable warnings regarding lead in faucets, restitution to consumers and other relief. A related action against these companies and others, including Moen, MasterBrand and Registrant, has also been brought by environmental groups in the same court, Natural Resources Defense Council, et al., v. Price Pfister, Inc., et al. In that case, plaintiffs allege the same claims as the Attorney General's action and also allege certain other violations, including violation of the Consumer Legal Remedies Act, Civil Code Section 1750. The plaintiffs seek similar injunctive relief and establishment of a public information campaign concerning lead from faucets, restitution and disgorgement of funds obtained from California consumers by unlawful or unfair business practices and establishment of a fund for medical monitoring of infants exposed to lead from faucets. The plaintiffs also seek compensatory damages, statutory penalties, punitive damages, reasonable attorneys' fees and costs. On July 26, 1993, an agreement was filed whereby plaintiffs in Natural Resources Defense Council agreed to dismiss without prejudice the action as to MasterBrand and Registrant. The plaintiffs in both actions moved for injunctive relief to require certain of the defendants to post prescribed warnings. In Natural Resources Defense Council, the court refused to issue any order regarding the motion pending resolution of defendants' demurrer challenging plaintiffs' standing to bring the action, which demurrer was filed on April 16, 1993. A hearing on the demurrer has been delayed until further notice from the court. In Lungren, on May 17, 1993, the court issued an order requiring certain of the defendants in the action, including Moen, to provide warnings in accordance with the protocol voluntarily proposed by the defendants. The court made no finding of liability for failure to warn. On April 16, 1993, defendants filed a demurrer in respect of plaintiffs' claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. A hearing on the demurrer has been delayed until further notice from the court. These actions will be vigorously contested.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 4a.  Executive Officers of the Registrant.

          The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:


                          Present positions and offices with
                         Registrant and principal occupations
Name                          during the past five years                Age
- ----                     ------------------------------------           ---

William J.  Alley        Chairman of the Board and Chief Executive       64
                         Officer of Registrant

Thomas C. Hays           President and Chief Operating Officer of        58
                         Registrant

Arnold Henson            Executive Vice President and Chief Financial    62
                         Officer of Registrant

Robert L. Plancher       Senior Vice President and Chief Accounting      62
                         Officer of Registrant

Robert J. Rukeyser       Senior Vice President -- Corporate Affairs      51
                         of Registrant since 1990; Vice President --
                         Operations of Registrant prior thereto

Gilbert L. Klemann, II   Senior Vice President and General Counsel       43
                         of Registrant since 1991; Vice President and Associate General Counsel of Registrant during 1991; Partner, Chadbourne & Parke
                         (law firm) prior thereto

John T. Ludes            Group Vice President of Registrant; President   57
                         and Chief Executive Officer of Acushnet since
                         1982; Chairman of Titleist and Foot-Joy
                         Worldwide since 1992

Howard C. Humphrey       Vice President -- Life Insurance of             60
                         Registrant since 1989; Chairman of the Board,
                         President and Chief Executive Officer
                         of Franklin since 1992; Chairman of the
                         Board and Chief Executive Officer of
                         Franklin from 1990 to 1992; Chairman
                         of the Board, President and Chief Executive
                         Officer of Franklin prior thereto

                          Present positions and offices with
                         Registrant and principal occupations
Name                          during the past five years                Age
- ----                     ------------------------------------           ---

Randall W. Larrimore     Vice President -- Hardware and Home             46
                         Improvement Products of Registrant;
                         President and Chief Executive Officer
                         of MasterBrand

Steven C. Mendenhall     Vice President and Chief Administrative         45
                         Officer of Registrant since 1993; Vice
                         President -- Human Resources prior thereto

Barry M. Berish          Vice President -- Distilled Spirits of          61
                         Registrant since 1990; Chairman of the
                         Board and Chief Executive Officer of
                         Beam since 1993; President and Chief
                         Executive Officer of Beam prior thereto

Norman H. Wesley         Vice President -- Office Products of            44
                         Registrant since 1990; President and Chief
                         Executive Officer of ACCO since 1990;
                         President and Chief Operating Officer of
                         ACCO prior thereto


          Mr. Peter M. Wilson, who has been a member of the Executive Committee of the Board of Directors of Registrant and Chairman and Chief Executive of Gallaher since February 1, 1994, is deemed to be an executive officer of Registrant for the purposes of this Item 4a. Mr. Wilson was Joint Deputy Chairman of Gallaher from 1987 to 1989 and Deputy Chairman from 1989 to 1994 and has been Chairman and Chief Executive of Gallaher Tobacco Limited since 1987. His age is 52.

          In the case of each of the above-listed executive officers, the occupation or occupations given were his principal occupation and employment during the period or periods indicated. None of such executive officers is related to any other such executive officer. None was selected pursuant to any arrangement or understanding between him and any other person. All executive officers are elected annually.



                                  PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters.

          See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 1993 Annual Report to Stockholders of the Registrant, which information and discussion are incorporated herein by reference. On March 4, 1994, there were 63,697 record holders of Registrant's Common Stock, par value $3.125 per share.

Item 6.   Selected Financial Data.

          See the information in the table captioned "Eleven-Year
Consolidated Selected Financial Data" contained in the 1993 Annual Report to Stockholders of the Registrant, which information is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          See the discussion and analysis under the captions "Results of Operations" and "Financial Review" contained in the 1993 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          See the information in the Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Common Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 1993 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 1993 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.

          None.


                                 PART III

Item 10.  Directors and Executive Officers of Registrant.

          See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 3, 1994, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

          See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 3, 1994, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

          See the information in the table and notes related thereto and in the third to last paragraph under the caption "Election of Directors" and the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 3, 1994, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          See the information in the second to last paragraph under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 3, 1994, which information is incorporated herein by reference.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and
               Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

         Consolidated Statement of Income for the years ended December 31, 1993, 1992 and 1991 contained in the 1993 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Balance Sheet as of December 31, 1993 and 1992 contained in the 1993 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991 contained in the 1993 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991 contained in the 1993 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Notes to Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders of Registrant are incorporated herein by reference.

         Report of Independent Accountants contained in the 1993 Annual Report to Stockholders of Registrant is incorporated herein by reference.

(2)   Financial Statement Schedules

         See Index to Financial Statement Schedules of Registrant and subsidiaries at page F-1, which Index is incorporated herein by reference.

(3)   Exhibits

 3(i). Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3a2 to the Quarterly Report on Form 10-Q of Registrant dated May 14, 1990.

 3(ii).   By-laws of Registrant as in effect on the date hereof are
         incorporated herein by reference to Exhibit 3(ii)b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.

10a1.    Article XII ("Incentive Compensation") of the By-laws of
         Registrant is incorporated herein by reference to Exhibit 3(ii)b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b1. Stock Option Plan of American Brands, Inc., as amended is incorporated herein by reference to Exhibit 10b1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2.    Amendment to Stock Option Plan of American Brands, Inc.
         constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3. 1986 Stock Option Plan of American Brands, Inc. and amendments thereto is incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b4. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b3 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b5. 1990 Long-Term Incentive Plan of American Brands, Inc. is incorporated herein by reference to Exhibit 10b4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10b6. Amendment to 1990 Long-Term Incentive Plan of American Brands, Inc. constituting Exhibit 10b5 hereto is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Registrant dated May 13, 1993.*

10b7. Stock Plan for Non-employee Directors of American Brands, Inc. is incorporated herein by reference to Exhibit 10b5 to the Annual

         Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10c1.    Amended Supplemental Retirement Plan of American Brands, Inc.*

10c2. Trust Agreement, made as of the 1st day of February, 1989, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of William J. Alley for purposes of paying amounts under the Amended Supplemental Retirement Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1988.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto.*

10c4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto, respectively, in favor of Thomas C. Hays, Arnold Henson, Robert L. Plancher, Gilbert L. Klemann, II, John T. Ludes, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10c5. Trust Agreement, made as of the 1st day of November, 1993, among William J. Alley, Registrant and Chase establishing a grantor trust in favor of William J. Alley for purposes of paying amounts under the Amended Supplemental Retirement Plan constituting
         Exhibit 10c1 hereto.*

10c6. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10c5 hereto in favor of Thomas C. Hays, Arnold Henson, Robert L. Plancher, Gilbert L. Klemann, II, John T. Ludes, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10d1. Executive mortgage program of Registrant in connection with relocation of corporate headquarters is incorporated herein by reference to Exhibit 10d1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10e1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10f1. The Franklin Life Insurance Company Supplemental Retirement Plan effective January 1, 1988 as amended and restated effective January 1, 1993.*

10f2. Trust Agreement, made as of the 25th day of January, 1990, among The Franklin Life Insurance Company ("The Franklin"), The Marine Bank of Springfield and Milliman & Robertson, establishing a trust in favor of Howard C. Humphrey for purposes of paying amounts under the supplemental retirement plan constituting
         Exhibit 10f1 hereto is incorporated herein by reference to
         Exhibit 10f2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10f4. Trust Agreement, made as of the 16th day of December, 1993, among Howard C. Humphrey, The Franklin and Bank One, Springfield (State Association) establishing a grantor trust in favor of Howard C. Humphrey for purposes of paying amounts under the Supplemental Retirement Plan constituting Exhibit 10f1 hereto.*

10g1. Gallaher Limited Executive Incentive Plan adopted on June 20, 1990 is incorporated herein by reference to Exhibit 10g1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10g2. Trust Deed dated March 24, 1983 between Gallaher Limited ("Gallaher") and Gallaher Pensions Limited, and amendments thereto, providing supplemental retirement benefits to certain executives of Gallaher are incorporated herein by reference to Exhibits 10g2 and 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989.*

10g3. Trust Deed dated June 3, 1992 further amending Exhibit 10g2 hereto is incorporated herein by reference to Exhibit 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10g4. Trust Deed dated January 24, 1994 further amending Exhibit 10g2 hereto.*

10h1. ACCO World Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10h1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10i1.    ACCO World Corporation Supplemental Benefit Plan for Key
         Employees is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989.*

10j1. American Franklin Company Senior Executive and Key Manager Incentive Plan is incorporated herein by reference to Exhibit 10j1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10k1. Jim Beam Brands Co. Senior Executive and Key Manager Incentive Plan is incorporated herein by reference to Exhibit 10m4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10k2.    Jim Beam Brands Co. Amended Excess Benefit Plan.*

10k3. Trust Agreement, made as of December 24, 1991, among Jim Beam Brands Co. ("Beam"), Chase and Hewitt Associates, establishing a trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10k2 hereto is incorporated herein by reference to Exhibit 10m3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10k4. Amendment made as of the 17th day of November, 1993 to Trust Agreement constituting Exhibit 10k3 hereto.*

10k5. Trust Agreement, made as of the 15th day of December, 1993, among Barry M. Berish, Beam and Chase establishing a grantor trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10k2 hereto.*

10l1. Resolution of the Board of Directors of Registrant adopted on December 11, 1985 with respect to retirement and health benefits provided to William J. Alley is incorporated herein by reference to Exhibit 10e2 to the Registration Statement on Form 8-B of Registrant dated January 27, 1986.*

10l2. Agreement dated as of March 1, 1988 between Registrant and William J. Alley and amendments thereto providing certain retirement benefits is incorporated herein by reference to
         Exhibit 10l2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10m1. Resolutions of the Board of Directors of Registrant adopted on December 11, 1985 and February 23, 1988 with respect to retirement and health benefits provided to Arnold Henson is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10n1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10o1. Service Agreement dated February 11, 1994 between Gallaher and Peter M. Wilson.*

10o2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson.*

10o3.    Letter dated March 15, 1994 amending Exhibit 10o2 hereto.*

10o4.    Service Agreement dated May 15, 1989 between Gallaher and Anthony
         D. Househam and amendments thereto are incorporated herein by reference to Exhibits 10p1 and 10q2 to the Annual Reports on Form 10-K of Registrant for the Fiscal Years ended December 31, 1989 and 1990, respectively.*

10o5. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Anthony D. Househam is incorporated herein by reference to Exhibit 10q2 to the Annual

         Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10p1. ACCO World Corporation Supplemental Retirement Plan and amendment thereto is incorporated herein by reference to Exhibit 10r1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10p2. Amendment to the ACCO World Corporation Supplemental Retirement Plan constituting Exhibit 10p1 hereto is incorporated herein by reference to Exhibit 10p2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10q1. Employment Agreement entered into as of June 8, 1987 by and between ACCO International Inc. (a predecessor of ACCO USA, Inc.) and Norman H. Wesley is incorporated herein by reference to
         Exhibit 10r1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10r1. Letters dated July 31, 1984 and February 26, 1990 from Registrant with respect to deferred payment of fees to Eugene R. Anderson are incorporated herein by reference to Exhibit 10t1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10s1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10s2. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10s1 hereto entered into by Registrant with William J. Alley, Thomas C. Hays, Arnold Henson, Howard C. Humphrey, Robert L. Plancher, John T. Ludes, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10s3. Agreement dated April 14, 1992 between Franklin and Howard C. Humphrey is incorporated herein by reference to Exhibit 10s3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10t1. Trust Agreement, made as of the 1st day of February 1989, among Registrant, Chase, et al. establishing a trust in favor of William J. Alley for purposes of paying amounts under the Agreement in the form constituting Exhibit 10s1 hereto is incorporated herein by reference to Exhibit 10gg1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1988.*

10t2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10t1 hereto.*

10t3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10t1 and 10t2 hereto, respectively, in favor of Thomas C. Hays, Arnold Henson, Robert L. Plancher, Gilbert L. Klemann, II, John T.

         Ludes, Howard C. Humphrey, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10u1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and William J. Alley are incorporated herein by reference to Exhibit 10u1 to the Annual Report on Form 10-k of Registrant for the Fiscal Year ended December 31, 1992.*

10v1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and Thomas C. Hays are incorporated herein by reference to Exhibit 10v1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10v2. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10v1 hereto entered into by Registrant with Arnold Henson, Robert L. Plancher, John T. Ludes, Robert J. Rukeyser and Steven C. Mendenhall.*

10w1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10w2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10w1 hereto is incorporated herein by reference to Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10x1. Agreement dated March 7, 1988 between Registrant and Randall W. Larrimore and amendments thereto is incorporated herein by reference to Exhibit 10x1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

l0y1. Agreement dated as of February 1, 1990 between American Franklin and Howard C. Humphrey is incorporated herein by reference to Exhibit l0mm1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989.*

l0z1. Agreement dated as of February 1, 1990 between Beam and Barry M. Berish is incorporated herein by reference to Exhibit 10pp1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

l0aa1. Rights Agreement dated as of December 13, 1987 between Registrant and First Chicago Trust Company of New York, as Rights Agent, and amendments thereto is incorporated herein by reference to Exhibit 10aa1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10bb1. Stock Purchase Agreement dated as of July 20, 1990 among MI Acquisition, Inc., Stanadyne Partners, Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership III ("MBO") and certain individual shareholders of The Moen Group, Inc. and Amendment No. 1 to Stock Purchase Agreement dated as of August 21, 1990 are incorporated herein by reference to Exhibit

         2a to the Current Report on Form 8-K of Registrant dated August
         29, 1990.

10bb2.   Escrow Agreement dated as of August 21, 1990 among MI
         Acquisition, Inc., Stanadyne Partners, MBO and Chemical Bank as successor by merger to Manufacturers Hanover Trust Company is incorporated herein by reference to Exhibit 2b to the Current Report on Form 8-K of Registrant dated August 29, 1990.

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1993 Annual Report to Stockholders of Registrant.

22.      Subsidiaries of Registrant.

23(i)a.  Consent of Independent Accountants, Coopers & Lybrand.

23(i)b.  Consent of Counsel, Chadbourne & Parke.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

         * Indicates that exhibit is a management contract or compensatory plan or arrangement.

          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

          (b)  Reports on Form 8-K.

     Registrant filed a Current Report on Form 8-K, dated October 20, 1993, in respect of Registrant's press release dated October 20, 1993 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1993 (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated October 21, 1993, in respect of Registrant's press release dated October 21, 1993 announcing the acquisition by The Whyte & Mackay Group PLC, a United Kingdom subsidiary of Registrant's Gallaher Limited subsidiary, of an additional share interest in Invergordon Distillers Group PLC and a mandatory cash offer for the remaining shares of Invergordon (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated November 23, 1993, in respect of a settlement reached by Registrant and the remaining defendants in the Forstmann Leff Associates, Inc. et al. v. American Brands, Inc., et al. described in paragraph (c) Item 3 herein (Item 5).

     Registrant filed a Current Report on Form 8-K, dated January 26, 1994, in respect of Registrant's press release dated January 24, 1994 announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 1993 (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated February 22, 1994, in respect of (i) Management's Discussion and Analysis of Results of Operations (1993 compared to 1992 and 1992 compared to 1991) and Financial Review, (ii) Consolidated Statement of Income for the years ended December 31, 1993, 1992 and 1991, (iii) Consolidated Balance Sheet as of December 31, 1993 and 1992, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991, (v) Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991, (vi) Notes to Consolidated Financial Statements, (vii) Report of Independent Accountants, (viii) Report of Management, (ix) Information on Business Segments and (x) Eleven-Year Consolidated Selected Financial Data of Registrant and consolidated subsidiaries (Items 5 and 7 (c)).

          This annual report shall not be construed as a waiver of the right to contest the validity or scope of any or all of the provisions of the Securities Exchange Act of 1934, as amended, under the Constitution of the United States, or the validity of any rule or regulation made or to be made under such Act.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN BRANDS, INC.
                                          (Registrant)


                                        By        William J. Alley
                                                  William J. Alley
                                              Chairman of the Board and
Date:  March 28, 1994                          Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


        William J. Alley
    William J.  Alley, Chairman of the Board and
    Chief Executive Officer (principal executive
    officer) and Director
    Date:   March 28, 1994


        T.C. Hays
    T.C. Hays, President and Chief
    Operating Officer and Director
    Date:   March 28, 1994


        A. Henson
    A. Henson, Executive Vice President and
    Chief Financial Officer (principal
    financial officer) and Director
    Date:   March 28, 1994

        R.L. Plancher*
    R.L. Plancher, Senior Vice President and
    Chief Accounting Officer (principal
    accounting officer)
    Date:   March 28, 1994

        Howard C. Humphrey*
    Howard C. Humphrey, Vice President
    - Life Insurance and Director
    Date:   March 28, 1994


        Eugene R. Anderson*
    Eugene R. Anderson, Director
    Date:   March 28, 1994


        Patricia O. Ewers*
    Patricia O. Ewers, Director
    Date:   March 28, 1994


        John W. Johnstone, Jr.*
    John W. Johnstone, Jr., Director
    Date:   March 28, 1994


        Wendell J. Kelley*
    Wendell J.  Kelley, Director
    Date:   March 28, 1994


        Sidney Kirschner*
    Sidney Kirschner, Director
    Date:   March 28, 1994


        Gordon R. Lohman*
    Gordon R. Lohman, Director
    Date:   March 28, 1994


        Charles H. Pistor, Jr.*
    Charles H. Pistor, Jr., Director
    Date:   March 28, 1994


        Peter M. Wilson*
    Peter M. Wilson, Director
    Date:   March 28, 1994


    *By        A. Robert Colby
        A. Robert Colby, Attorney-in-Fact

                  INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                      Pages
                                                                      -----
AMERICAN BRANDS, INC. AND SUBSIDIARIES

  Report of Independent Accountants .............................       F-2

  Schedules
  ---------

      III   Condensed Financial Information of Registrant
              As of December 31, 1993 and 1992 and for
              the years ended December 31, 1993, 1992
              and 1991 ..........................................       F-3

     VIII   Valuation and qualifying accounts
              For the years ended December 31,
              1993, 1992 and 1991 ...............................       F-8

       IX   Short-term borrowings
              For the years ended December 31,
              1993, 1992 and 1991 ...............................       F-9

        X   Supplementary income statement information
              For the years ended December 31,
              1993, 1992 and 1991 ...............................      F-10


            Schedules other than those listed above are omitted as the information is either not applicable, not required or has been furnished in the financial statements or notes thereto incorporated by reference in Item 8 hereof.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Stockholders of
  American Brands, Inc.:

          Our report on the consolidated financial statements of American Brands, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1993 Annual Report to Stockholders of American Brands, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND




1301 Avenue of the Americas
New York, New York
February 1, 1994

                  AMERICAN BRANDS, INC. (PARENT COMPANY)
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               BALANCE SHEET
                               (In millions)
                                                          December 31,
                                                      -------------------
                                                        1993       1992
                                                        ----       ----
Assets

  Current assets
     Receivables from affiliated companies            $  565.8    $  568.0
     Other current assets                                 51.4        59.6
                                                      --------    --------
          Total current assets                           617.2       627.6
                                                      --------    --------
  Investment in subsidiaries                           3,566.5     3,704.6
  Long-term receivables from affiliated companies      3,724.8     3,291.3
  Other assets                                           141.2       174.9
                                                      --------    --------

          Total assets                                $8,049.7    $7,798.4
                                                      ========    ========
Liabilities and stockholders' equity

  Current liabilities
     Commercial paper                                 $  711.3    $  433.4
     Payables to affiliated companies                    113.2       145.8
     Other current liabilities                           265.9       338.6
     Current portion of long-term debt                   156.5       133.6
                                                      --------    --------
          Total current liabilities                    1,246.9     1,051.4

  Long-term debt                                       2,438.4     2,360.5
  Postretirement and other liabilities                    93.0        84.9
                                                      --------    --------
          Total liabilities                            3,778.3     3,496.8
                                                      --------    --------
  Convertible preferred stock - redeemable at
     Company's option                                     17.1        19.1
                                                      --------    --------
  Common stockholders' equity                          4,254.3     4,282.5
                                                      --------    --------

          Total liabilities and stockholders' equity  $8,049.7    $7,798.4
                                                      ========    ========




The "Notes to Consolidated Financial Statements of American Brands, Inc. and Subsidiaries" contained in the 1993 Annual Report to Stockholders of Registrant are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                  AMERICAN BRANDS, INC. (PARENT COMPANY)
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF INCOME
                               (In millions)


                                                   For the Years Ended
                                                      December 31,
                                               --------------------------
                                                1993      1992      1991
                                                ----      ----      ----

Interest from affiliates                      $332.6      $357.8   $341.9

Expenses:
  Corporate administrative expenses             78.1        80.7    134.5
  Interest:  affiliates                         12.9         8.2     17.6
             non-affiliates                    220.3       238.3    240.0
  Other expenses, net                           12.9        12.1     12.5
                                              ------      ------   ------

       Total expenses                          324.2       339.3    404.6
                                              ------      ------   ------

Income (loss) before income tax benefit,
  equity in net income of subsidiaries
  and cumulative effect of accounting
  changes                                        8.4        18.5    (62.7)
Income tax benefit                               1.4         9.4     50.6
                                              ------      ------   ------

Income (loss) before equity in net income of
  subsidiaries and cumulative effect of
  accounting changes                             9.8        27.9    (12.1)

Equity in net income of subsidiaries           469.7       855.9    818.2
                                              ------      ------   ------
Income before cumulative effect of
  accounting changes                           479.5       883.8    806.1
Cumulative effect of accounting changes
  (net of income taxes of $7.4)                 (9.7)          -        -
                                              ------      ------   ------

Net income                                               $469.8     $883.8
  $806.1
                                              ======      ======   ======




The "Notes to Consolidated Financial Statements of American Brands, Inc. and Subsidiaries" contained in the 1993 Annual Report to Stockholders of Registrant are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                  AMERICAN BRANDS, INC. (PARENT COMPANY)
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENT OF CASH FLOWS
                               (In millions)
                                                  For the Years Ended
                                                     December 31,
                                               -------------------------
                                                1993     1992      1991
                                                ----     ----      ----

Net cash provided from operating activities    $663.5 $  680.2  $  712.4
                                               ------ --------  --------
Investing activities
  Additional investment in subsidiary               -     (1.8)        -
  Other, net                                      4.4     (4.0)     (4.5)
                                               ------ --------  --------

       Net cash provided (used) by investing
        activities                                4.4     (5.8)     (4.5)
                                               ------ --------  --------
Financing activities
  Increase (decrease) in short-term debt        278.0    261.6    (484.1)
  Issuance of long-term debt                    473.0    351.4   1,155.4
  Repayment of long-term debt                  (364.7)  (672.6)   (512.3)
  Dividends to stockholders                    (399.1)  (377.8)   (337.6)
  Cash purchases of Common stock for treasury   (57.9)  (100.4)   (106.7)
  Change in intercompany balances, net         (592.3)   (14.2)   (427.8)
  Redemption and purchases of $2.75
     Preferred stock                                -   (134.4)     (1.8)
  Other financing activities, net                (4.9)    12.0       6.3
                                               ------ --------  --------

       Net cash used by financing activities   (667.9)  (674.4)   (708.6)
                                               ------ --------  --------

  Net decrease in cash and cash
     equivalents                               $    - $      -  $   (0.7)
                                               ====== ========  ========
Cash and cash equivalents at
  Beginning of year                            $    - $      -  $    0.7

  End of year                                  $    - $      -  $      -
                                               ====== ========  ========
Cash paid during the year for
  Interest                                     $220.2 $  233.6  $  218.4
                                               ====== ========  ========

  Income taxes                                 $238.5 $  280.8  $  223.0
                                               ====== ========  ========


The "Notes to Consolidated Financial Statements of American Brands, Inc. and Subsidiaries" contained in the 1993 Annual Report to Stockholders of Registrant are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

          NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          ------------------------------------------------------

1.Basis of Presentation
     Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders of Registrant as referenced in Form 10-K, Part II,
     Item 8.

     Certain 1992 balance sheet amounts have been reclassified to conform to the 1993 presentation.

2.Accounting Changes
     On January 1, 1993, Registrant adopted FAS Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" and FAS No. 112, "Employers' Accounting for Postemployment Benefits." The initial effects of adopting these statements were recorded as cumulative changes in accounting principles.

3.Investment in Subsidiaries
     During 1993, $134.8 million of intercompany debt was contributed to the capital of a subsidiary by Registrant.

4.Cash Dividends from Subsidiaries
     Dividends of $679.8 million in 1993, $648.1 million in 1992 and $681.5 million in 1991 were paid to Registrant by its subsidiaries.

    NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Concluded)


5.Debt
     The components of long-term debt are as follows (In millions):

                                                           1993      1992
                                                           ----      ----

     Notes payable                                      $  300.0  $  200.0
     Revolving credit notes                                195.8     203.2
     Other notes                                           356.5     376.5
     5 3/4% Eurodollar Convertible Debentures,
       Due 2005                                            200.0     200.0
     7 5/8% Eurodollar Convertible Debentures,
       Due 2001                                            150.0     150.0
     Other Eurodollar Convertible Debentures                41.0      43.4
     8 1/2% Notes, Due 2003                                200.0     200.0
     5 1/4% Notes, Due 1995                                200.0     200.0
     8 5/8% Debentures, Due 2021                           150.0     150.0
     9 1/8% Debentures, Due 2016                           150.0     150.0
     7 7/8% Debentures, Due 2023                           150.0         -
     7 1/2% Notes, Due 1999                                150.0     150.0
     9 3/4% Eurosterling Notes, Due 1993                       -     113.6
     9% Notes, Due 1999                                    100.0     100.0
     9 1/2% Eurosterling Notes, Due 1994                    74.0      75.7
     9 1/4% Eurosterling Notes, Due 1998                    74.0      75.7
     12% Eurosterling Notes, Due 1995                       59.2      60.6
     12 1/2% Sterling Loan Stock, Due 2009                  44.4      45.4
                                                        --------  --------
                                                         2,594.9   2,494.1
     Less current portion                                  156.5     133.6
                                                        --------  --------
                                                        $2,438.4  $2,360.5
                                                        ========  ========


     Estimated payments for maturing long-term debt requirements during the next five years, assuming one-time put options are not exercised, are as follows: 1994, $156.5 million; 1995, $777.7 million; 1996,
     $101 million; 1997, $53.8 million; and 1998, $168.5 million.

     At December 31, 1993, the Registrant guaranteed short-term committed credit facilities of a UK-based subsidiary which provided for unsecured borrowings of up to $444 million, of which $44 million was outstanding.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           For the Years Ended December 31, 1993, 1992 and 1991
                               (In millions)
- ---------------------------------------------------------------------------
       Col. A                 Col. B     Col. C       Col. D       Col. E
       ------                 ------     ------       ------       ------
                                        Additions
                                        ---------
                                        Charged                    Balance
                             Balance at to Costs                   at End
                             Beginning  and                        of
    Description              of Period  Expenses    Deductions     Period
- ---------------------------------------------------------------------------
1993:
  Allowance for cash
     discounts                $ 7.9      $ 87.3     $ 88.9(1)      $ 6.3

  Allowance for
     returns                   17.3       150.6      146.0(1)       21.9

  Allowance for
     doubtful accounts         34.8        11.7       11.7(3)       34.3
                                                       0.5(2)
                              -----      ------     ------         -----
                              $60.0      $249.6     $247.1         $62.5
                              =====      ======     ======         =====
1992:
  Allowance for cash
     discounts                $ 7.5      $ 88.6     $ 88.2(1)      $ 7.9

  Allowance for
     returns                    9.3       114.3      106.0(1)       17.3
                                                       0.3(2)
  Allowance for
     doubtful accounts         39.3        11.9       13.1(3)       34.8
                                                       3.3(2)
                              -----      ------     ------         -----
                              $56.1      $214.8     $210.9         $60.0
                              =====      ======     ======         =====
1991:
  Allowance for cash
     discounts                $ 6.5      $ 84.8     $ 83.8(1)      $ 7.5

  Allowance for
     returns                   10.8       114.4      115.7(1)        9.3
                                                       0.2(2)
  Allowance for
     doubtful accounts         37.8         8.8        6.6(3)       39.3
                                                       0.7(2)
                              -----      ------     ------         -----
                              $55.1      $208.0     $207.0         $56.1
                              =====      ======     ======         =====
- -----------------------------
(1)  Cash discounts and returns allowed customers.
(2)  Effect of changes in foreign exchange rates.
(3)  Doubtful accounts written off, net of recoveries.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                    SCHEDULE IX - SHORT-TERM BORROWINGS

           For the Years Ended December 31, 1993, 1992 and 1991
                               (In millions)
- ---------------------------------------------------------------------------
  Col. A            Col. B    Col. C   Col. D       Col. E       Col. F
  ------            ------    ------   ------       ------       ------

                              Weighted                          Weighted
                              Average  Maximum     Average      Average
Category of         Balance   Interest Amount      Amount       Interest
Aggregate           at        Rate at  Outstanding Outstanding  Rate
Short-term          End of    End of   During the  During the   During the
Borrowings (1)      Period    Period   Period      Period (2)   Period (3)
- ---------------------------------------------------------------------------

1993:

  Notes payable to
     banks           $298.9    5.8%     $424.9       $270.7       6.7%
  Commercial paper    711.3    3.4       711.3        427.1       3.4


1992:

  Notes payable to
     banks           $247.1    8.1%     $302.0       $194.6      10.0%
  Commercial paper    433.4    3.6       673.4        391.0       4.1


1991:

  Notes payable to
     banks           $131.0   10.2%     $217.6       $128.6      12.1%
  Commercial paper    271.8    5.3       770.5        449.7       6.9












- ------------------------------
(1) Notes payable to banks represents borrowings in various currencies primarily under credit agreements with banks. Commercial paper represents paper sold by American Brands, Inc.
(2)  Calculated on month-end outstanding balances during the year.
(3) Average amount outstanding during the year divided into actual interest expense incurred.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

           SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

           For the Years Ended December 31, 1993, 1992 and 1991
                               (In millions)

- ---------------------------------------------------------------------------
        Col. A                                          Col. B
        ------                                          ------

                                                       Charged to
                                                       Costs and
        Item (1)                                       Expenses
- ---------------------------------------------------------------------------

1993:

  5. Advertising costs                                   $510.2


1992:

  5. Advertising costs                                   $551.0


1991:

  5. Advertising costs                                   $519.1






















- ------------------------------
(1) The items not listed either do not exceed one percent of revenues or are set forth in the financial statements or notes thereto incorporated by reference in Item 8 hereof.

                               EXHIBIT INDEX



10c1.    Amended Supplemental Retirement Plan of American Brands, Inc.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto.*

10c4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto, respectively, in favor of Thomas C. Hays, Arnold Henson, Robert L. Plancher, Gilbert L. Klemann, II, John T. Ludes, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10c5. Trust Agreement, made as of the 1st day of November, 1993, among William J. Alley, Registrant and Chase establishing a grantor trust in favor of William J. Alley for purposes of paying amounts under the Amended Supplemental Retirement Plan constituting
         Exhibit 10c1 hereto.*

10c6. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10c5 hereto in favor of Thomas C. Hays, Arnold Henson, Robert L. Plancher, Gilbert L. Klemann, II, John T. Ludes, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10f1. The Franklin Life Insurance Company Supplemental Retirement Plan effective January 1, 1988 as amended and restated effective January 1, 1993.*

10f3. Trust Agreement, made as of the 16th day of December, 1993, among Howard C. Humphrey, The Franklin Life Insurance Company and Bank One, Springfield (State Association) establishing a grantor trust in favor of Howard C. Humphrey for purposes of paying amounts under the Supplemental Retirement Plan constituting Exhibit 10f1 hereto.*

10g4. Trust Deed dated January 24, 1994 further amending Exhibit 10g2 hereto.*

10k2.    Jim Beam Brands Co. Amended Excess Benefit Plan.*

10k4. Amendment made as of the 17th day of November, 1993 to Trust Agreement constituting Exhibit 10k3 hereto.*

10k5. Trust Agreement, made as of the 15th day of December, 1993, among Barry M. Berish, Beam and Chase establishing a grantor trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10k2 hereto.*

10o1. Service Agreement dated February 11, 1994 between Gallaher and Peter M. Wilson.*

10o2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson.*

10o3.    Letter dated March 15, 1994 amending Exhibit 10o2 hereto.*

10s2. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10s1 hereto entered into by Registrant with William J. Alley, Thomas C. Hays, Arnold Henson, Howard C. Humphrey, Robert L. Plancher, John T. Ludes, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10t2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10t1 hereto.*

10t3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10t1 and 10t2 hereto, respectively, in favor of Thomas C. Hays, Arnold Henson, Robert L. Plancher, Gilbert L. Klemann, II, John T. Ludes, Howard C. Humphrey, Robert J. Rukeyser, Randall W. Larrimore and Steven C. Mendenhall.*

10v2. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10v1 hereto entered into by Registrant with Arnold Henson, Robert L. Plancher, John T. Ludes, Robert J. Rukeyser and Steven C. Mendenhall.*

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1993 Annual Report to Stockholders of Registrant.

22.      Subsidiaries of Registrant.

23(i)a.  Consent of Independent Accountants, Coopers & Lybrand.

23(i)b.  Consent of Counsel, Chadbourne & Parke.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

         * Indicates that exhibit is a management contract or compensatory plan or arrangement.