Form 10-Q
period 1994-03-31
AMERICAN BRANDS INC /DE/
filed 1994-05-13
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                      Commission file number 1-9076
ended March 31, 1994

                           AMERICAN BRANDS, INC.
- - ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)



          DELAWARE                                          13-3295276
- - -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      1700 East Putnam Avenue, Old Greenwich, Connecticut  06870-0811
- - ---------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:  (203) 698-5000

                               ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No ( )

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at April 29, 1994 was 201,842,764 shares.

                      PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.
- - ------    --------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                               (In millions)

                                           March 31,     December 31,
                                              1994           1993
                                          ------------   ------------
                                           (Unaudited)
Assets

  Consumer products and corporate

     Current assets
       Cash and cash equivalents            $    87.5      $    62.5
       Accounts receivable, net               1,558.7        1,241.6
       Inventories                            1,864.6        2,043.2
       Other current assets                     293.7          385.8
                                            ---------      ---------
          Total consumer products and
            corporate current assets          3,804.5        3,733.1

     Property, plant and equipment, net       1,454.9        1,472.1

     Intangibles resulting from
       business acquisitions, net             3,618.6        3,637.9

     Other assets                               397.2          379.4
                                            ---------      ---------
       Total consumer products and
          corporate assets                    9,275.2        9,222.5
                                            ---------      ---------

  Life insurance

     Investments                              6,057.6        5,808.8

     Cash and cash equivalents                   47.7           79.1

     Deferred policy acquisition costs          478.6          470.5

     Present value of future profits, net       167.9          170.0

     Other assets                               423.4          588.1
                                            ---------      ---------
       Total life insurance assets            7,175.2        7,116.5
                                            ---------      ---------
          Total assets                      $16,450.4      $16,339.0
                                            =========      =========

         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                  (In millions, except per share amounts)

                                           March 31,      December 31,
                                              1994            1993
                                          ------------    ------------
                                          (Unaudited)
Liabilities and stockholders' equity

 Consumer products and corporate
  Current liabilities
   Notes payable to banks                  $   354.6     $   298.9
   Commercial paper                            449.5         711.3
   Accounts payable, accrued expenses
     and other liabilities                   1,064.7       1,248.5
   Accrued excise and other taxes            1,310.3         726.3
   Current portion of long-term debt           156.0         172.7
                                           ---------     ---------
     Total consumer products and
      corporate current liabilities          3,335.1       3,157.7

  Long-term debt                             2,312.4       2,492.4
  Deferred income taxes                        131.0         124.7
  Postretirement and other liabilities         527.0         520.3
                                           ---------     ---------
     Total consumer products and
      corporate liabilities                  6,305.5       6,295.1
                                           ---------     ---------
 Life insurance
  Policy reserves and claims                 2,594.1       2,553.4
  Investment-type contract deposits          2,766.5       2,732.3
  Other liabilities                            467.3         486.8
                                           ---------     ---------
     Total life insurance liabilities        5,827.9       5,772.5
                                           ---------     ---------
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                16.7          17.1
                                           ---------     ---------
 Common stockholders' equity
  Common stock, par value $3.125 per
   share, 229.6 shares issued                  717.4         717.4
  Paid-in capital                              172.3         173.3
  Unrealized (depreciation) appreciation
   on investments                               (2.5)          5.3
  Foreign currency adjustments                (314.3)       (317.4)
  Retained earnings                          4,442.9       4,393.4
  Treasury stock, at cost                     (715.5)       (717.7)
                                           ---------     ---------
Total Common stockholders' equity            4,300.3       4,254.3
                                           ---------     ---------
      Total liabilities and
        stockholders' equity               $16,450.4     $16,339.0
                                           =========     =========
         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
            for the Three Months Ended March 31, 1994 and 1993
           -----------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)

                                                  1994         1993
                                              ----------   ----------
Revenues
 Consumer products                             $3,000.9     $3,495.7
 Life insurance                                   247.3        241.9
                                               --------     --------
                                                3,248.2      3,737.6
                                               --------     --------
Operating expenses
 Cost of products sold                            911.2        874.5
 Excise taxes on products sold                  1,215.3      1,652.0
 Insurance benefits                               157.6        145.7
 Advertising, selling and
  administrative expenses
     Consumer products                            559.6        569.4
     Life insurance                                49.5         42.3
 Amortization of intangibles                       26.7         22.9
                                               --------     --------
                                                2,919.9      3,306.8
                                               --------     --------
Operating income                                  328.3        430.8
                                               --------     --------
Interest and related charges                       61.4         61.9
Corporate administrative expenses                   7.7          5.0
Other expenses (income), net                        2.7         (5.7)
                                               --------     --------
                                                   71.8         61.2

Income before income taxes                        256.5        369.6

Income taxes                                      107.3        122.5
                                               --------     --------
Income before cumulative effect of
 accounting changes                               149.2        247.1

Cumulative effect of accounting changes
 (net of income taxes of $124)                        -       (201.0)
                                               --------     --------
Net income                                     $  149.2     $   46.1
                                               ========     ========








         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      for the Three Months Ended March 31, 1994 and 1993 (Concluded)
     -----------------------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)


                                                     1994        1993
                                                    ------      ------


Earnings per Common share
  Primary
     Income before cumulative effect of
      accounting changes                             $.74       $1.22
     Cumulative effect of accounting changes            -        (.99)
                                                     ----       -----
     Net income                                      $.74       $ .23
                                                     ====       =====
  Fully diluted
     Income before cumulative effect of
      accounting changes                             $.72       $1.18
     Cumulative effect of accounting changes            -        (.95)
                                                     ----       -----
     Net income                                      $.72       $ .23
                                                     ====       =====


Dividends paid per Common share                    $.4925      $.4925
                                                   ======      ======
Average number of Common shares outstanding
  Primary                                           201.8       202.0
                                                    =====       =====
  Fully diluted                                     213.5       214.2
                                                    =====       =====


















         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            for the Three Months Ended March 31, 1994 and 1993
           -----------------------------------------------------
                               (In millions)
                                (Unaudited)
                                                        1994        1993
                                                      --------     --------
Operating activities
 Net income                                           $ 149.2      $  46.1
 Changes in accounting principles                           -        201.0
 Depreciation and amortization                           78.6         73.4
 Increase in accounts receivable                       (315.2)      (710.1)
 Decrease (increase) in inventories                     181.1        (69.8)
 Decrease in accounts payable, accrued
  expenses and other liabilities                       (207.6)       (80.6)
 Increase in accrued excise and other taxes             579.8        826.1
 Purchase of trading securities                        (135.0)           -
 Proceeds from sale of trading securities               168.3            -
 Other operating activities, net                        123.3         38.6
                                                      -------      -------
  Net cash provided from operating activities           622.5        324.7
                                                      -------      -------
Investing activities
 Additions to property, plant and equipment             (34.3)       (53.7)
 Purchases of investments                              (350.8)      (629.8)
 Proceeds from the maturity, call and
  sale of investments                                   259.5        447.7
 Other investing activities, net                          3.6          4.4
                                                      -------      -------
  Net cash used by investing activities                (122.0)      (231.4)
                                                      -------      -------
Financing activities
 Decrease in short-term debt                           (207.3)       (37.1)
 Issuance of long-term debt                                 -        157.1
 Repayment of long-term debt                           (198.2)      (128.1)
 Dividends to stockholders                              (99.7)       (99.9)
 Other financing activities, net                         (3.6)       (11.0)
                                                      -------      -------
  Net cash used by financing activities                (508.8)      (119.0)
                                                      -------      -------
Effect of foreign exchange rate changes on cash           1.9         (3.1)
                                                      -------      -------
  Net decrease in total cash and cash equivalents        (6.4)       (28.8)

Total cash and cash equivalents at beginning
  of period                                             141.6        140.2
                                                      -------      -------
Total cash and cash equivalents at end of period      $ 135.2      $ 111.4
                                                      =======      =======





         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Principles of Consolidation

       The condensed consolidated balance sheet as of March 31, 1994 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.
     (For a discussion of results of operations, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

       The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Balance sheet accounts are segregated into two categories. Consumer products and corporate accounts are classified as current or noncurrent, whereas the life insurance accounts are unclassified, in accordance with industry practice.

       The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1993 Annual Report on Form 10-K.


2.   Accounting Changes

       On December 31, 1993, the Company elected early adoption of FAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," under which trading securities purchased with the intent of being sold in the near term are carried at fair value and the applicable unrealized gains and losses are recorded in net income.

       Effective January 1, 1993, the Company adopted FAS Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requiring accrual of the expected costs during the years that employees render the service that qualifies them for coverage. Also, effective January 1, 1993, the Company adopted FAS Statement No. 112, "Employers' Accounting for Postemployment Benefits," requiring accrual of the expected costs of benefits provided to former or inactive employees after employment but before retirement.

       The initial effects of adopting FAS Statements No. 106 and 112 were recorded as cumulative changes in accounting principles as follows (in millions, except per share amounts):

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Accounting Changes (Concluded)

                                   FAS Statements No.
                                      106      112         Total
                                      ---      ---          -----
      Pretax charge                 $310.0    $15.0        $325.0
      Income taxes                   119.0      5.0         124.0
                                    ------    -----        ------
      Net loss                      $191.0    $10.0        $201.0
                                    ======    =====        ======
      Net loss per Common share       $.94     $.05          $.99
                                      ====     ====          ====

3.   Acquisitions

       During the fourth quarter of 1993, Whyte & Mackay, a subsidiary of Gallaher Limited, completed its acquisition of Invergordon Distillers Group PLC by purchasing the remaining 58.7% of the outstanding shares of Invergordon. In 1991, Whyte & Mackay acquired 41.3% of the outstanding shares of Invergordon. The aggregate cost of Invergordon of $599.1 million, exceeded the fair value of net assets acquired by $492.9 million. The financial statements for prior periods were not restated because the effect was not material. Operations, including the effect of the application of the equity method to prior periods, were consolidated from December 1, 1993.

       On June 30, 1993, the Benson and Hedges cigarette trademark in Europe was acquired from B.A.T Industries, PLC in exchange for assignment of the Lucky Strike and Pall Mall overseas cigarette trademarks, and $107.2 million in cash, including expenses, and contingent future payments based on volumes. Results from the Benson and Hedges trademark are included in international tobacco from the date of acquisition. Certain of the contingent payments are guaranteed and, accordingly, their present value is included in the initial $183 million of intangibles that have been recorded. Any payments in excess of the guarantees will also be amortized over periods not to exceed 40 years.

4.   Inventories

       The components of inventories are as follows (in millions):

                                               March 31,      December 31,
                                                 1994             1993
                                              ----------      ------------
     Leaf tobacco                              $  450.6        $  477.7
     Bulk whiskey                                 360.6           359.3
     Other raw materials, supplies and work
       in process                                 309.4           306.9
     Finished products                            744.0           899.3
                                               --------        --------
                                               $1,864.6        $2,043.2
                                               ========        ========

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   The Franklin Life Insurance Company


       Summarized income statement data for Franklin (in millions):


                                               Three Months Ended
                                                    March 31,
                                                -----------------
                                                  1994      1993
                                                 ------    ------

     Revenues
     Premiums                                    $109.6   $101.1
     Net investment income                        119.2    116.2
     Investments gains                              1.6     18.4
     Other income                                  16.9      6.2
                                                 ------   ------
                                                  247.3    241.9
                                                 ------   ------

     Insurance benefits                           157.6    145.7
     Advertising, selling and
     administrative expenses                       49.5     42.3
     Amortization of intangibles and
     present value of future profits                2.8      2.8
                                                 ------   ------
                                                  209.9    190.8
                                                 ------   ------
     Operating income                              37.4     51.1
     Income taxes                                  15.0     17.6
                                                 ------   ------
     Income before cumulative effect of
      accounting change                            22.4     33.5
     Cumulative effect of accounting change
     (net of income taxes of $10.9)                   -    (20.6)
                                                 ------   ------
     Net income                                  $ 22.4   $ 12.9
                                                 ======   ======

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   The Franklin Life Insurance Company (Concluded)

       Summarized cash flow data for Franklin (in millions):


                                                   Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                     1994        1993
                                                   -------      -------

     Net cash provided from operating activities   $  75.2     $ 104.2
                                                   -------     -------
     Investing activities
     Additions to property and equipment              (0.9)       (1.5)
     Purchases of investments                       (350.8)     (629.8)
     Proceeds from sale of investments                   -       136.9
     Proceeds from maturity and call of
       investments                                   259.5       310.8
                                                   -------     -------
     Net cash used by investing activities           (92.2)     (183.6)
                                                   -------     -------
     Financing activities
     Dividends to parent                             (10.3)      (14.2)
     Deposits on annuity and other
       financial products                             77.6       107.2
     Withdrawals of annuity and other
       financial products                            (81.7)      (60.1)
                                                   -------     -------
     Net cash (used) provided by financing
       activities                                    (14.4)       32.9
                                                   -------     -------
     Net decrease in cash and cash equivalents     $ (31.4)    $ (46.5)
                                                   =======     =======

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Supplementary Profit and Loss Information

       Federal and foreign excise taxes included in consumer products revenues (in millions):

                                     Three Months
                                   Ended March 31,
                                 --------------------
                                    1994      1993
                                  --------- ---------

     International tobacco        $1,028.3  $1,461.4
     Domestic tobacco                 96.3      85.0
     Distilled spirits                90.7     105.6
                                  --------  --------
                                  $1,215.3  $1,652.0
                                  ========  ========

       The increase in the effective income tax rate to 41.8% from 33.1% in 1993 reflected last year's reversal of tax provisions no longer required, this year's proportionally greater impact of nondeductible goodwill on reduced income and a higher U.S. income tax rate.


7.   Earnings Per Share

       Earnings per Common share are based on the weighted average number of Common shares outstanding in each period and after preferred stock dividend requirements.

       Fully diluted earnings per Common share assume that any convertible debentures and convertible preferred shares outstanding at the beginning of each period, or at their date of issuance, if later, were converted at those dates, with related interest, preferred stock dividend requirements and outstanding Common shares adjusted accordingly. It also assumes that outstanding Common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.


8.   Pending Litigation

       The American Tobacco Company subsidiary and other tobacco manufacturers are defendants in various actions based upon allegations that human ailments have resulted from tobacco use. While it is not possible to predict the outcome of the pending litigation or the effect of such litigation on the results of operations for any period, management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the financial condition of the Company. Such actions are being vigorously defended.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


9.   Environmental

       The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company's financial condition or results of operations.


10.  Subsequent Event

       On April 26, 1994, the Company announced that it entered into an agreement for the sale of The American Tobacco Company to B.A.T Industries, PLC for a price of $1 billion, which would be largely tax free. The transaction is subject to review by government antitrust agencies and other conditions. The proceeds from the sale could be used for share purchases, debt reduction, strategic acquisitions or other general corporate purposes.

       On April 26, 1994, the Company's subsidiary in the U.K., Gallaher Limited, agreed to the sale to B.A.T Industries, PLC of its Silk Cut trademark rights outside of Europe in exchange for a long-term manufacturing arrangement. This transaction is contingent upon the completion of the sale of The American Tobacco Company.

       American Tobacco's revenues and operating income were as follows (in millions):

                              Year Ended          Three Months Ended
                          December 31, 1993         March 31, 1994
                         --------------------    --------------------

     Revenues                  $1,501.5                 $376.5
                               ========                 ======
     Operating income            $169.2                  $55.4
                                 ======                  =====

       If the transaction is consummated, the estimated gain, which will be based on the carrying value of The American Tobacco Company at the date of closing, will be in the range of $500 million, net of taxes, or about $2.50 per share.

                     REPORT OF INDEPENDENT ACCOUNTANTS


                           --------------------



     To the Board of Directors of American Brands, Inc.:


       We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, cash flows and Common stockholders' equity for the year then ended (not presented herein) and in our report dated February 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





     1301 Avenue of the Americas
     New York, New York
     May 12, 1994                            COOPERS & LYBRAND

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -------     AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                  --------------------------------------


  Results of Operations for Three Months Ended March 31, 1994 as Compared
                   to Three Months Ended March 31, 1993
  -----------------------------------------------------------------------
                                 Revenues           Operating Income
                          ----------------------   -------------------
                            1994        1993         1994        1993
                           ------      ------       ------      ------
                                           (In millions)
Tobacco products
 International           $1,330.3     $1,889.3      $125.1       $165.1
 Domestic                   376.5        407.5        55.4        102.5
                         --------     --------      ------       ------
      Total Tobacco       1,706.8      2,296.8       180.5        267.6
Distilled spirits           240.6        246.6        30.1         39.4
Life insurance              247.3        241.9        37.4         51.1
Hardware and home
 improvement products       289.3        258.8        41.0         37.0
Office products             232.9        228.4        14.3         13.1
Specialty businesses        531.3        465.1        25.0         22.6
                         --------     --------      ------       ------
                         $3,248.2     $3,737.6      $328.3       $430.8
                         ========     ========      ======       ======


CONSOLIDATED
- - ------------

Revenues and operating income decreased 13% and 24%, respectively. Lower volume, principally a cigarette unit decline in international tobacco due to a change in timing of the U.K. government budget announcements, and domestic tobacco price reductions put in effect in August 1993 were the major contributors to the declines. Nontobacco revenues increased 7% on new products, price increases and the acquisition of Invergordon, partly offset by volume declines. Nontobacco operating income decreased 9%, principally on lower investment gains in the life insurance segment and lower distilled spirits volume.

The increase in the effective income tax rate to 41.8% from 33.1% in 1993 reflected last year's reversal of tax provisions no longer required, this year's proportionally greater impact of nondeductible goodwill on reduced income and a higher U.S. income tax rate.

Net income was $149.2 million or 74 cents per Common share for the three months ending March 31, 1994, compared to net income of $46.1 million, or 23 cents per share, and income before accounting changes of $247.1 million, or $1.22 per share, last year. Last year included a one-time charge related to the adoption of FAS Statements No. 106 and 112.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

CONSOLIDATED (Concluded)
- - ------------

Several conditions indicate that profit comparisons in 1994 may continue to be unfavorable. With slow growth, low inflation economies prevailing through much of the world, price competition is intense in virtually every market and seems likely to endure for the foreseeable future. This will tend to have an adverse impact on margins and profits, particularly in tobacco. Profit comparisons in the life insurance segment are also likely to be difficult due to extraordinarily high investment gains during 1993. Domestic tobacco will continue to be consolidated in American Brands' results pending consummation of the sale of The American Tobacco Company to B.A.T Industries, PLC.

The American Tobacco Company subsidiary and other tobacco manufacturers are defendants in various actions based upon allegations that human ailments have resulted from tobacco use. While it is not possible to predict the outcome of the pending litigation or the effect of such litigation on the results of operations for any period, management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the financial condition of the Company. Such actions are being vigorously defended.

The Company is involved in proceedings concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. As of May 12, 1994, various subsidiaries of the Company had been designated as potentially responsible parties under "Superfund" or similar state laws with respect to 39 sites. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company's competitive position, financial condition or results of operations.


Tobacco Products
- - ----------------

Worldwide revenues decreased 26% and operating income declined 33%; total cigarette units decreased 16.5%.

International tobacco revenues in sterling were down 30% on a 42.1% decrease in U.K. cigarette unit sales, partly offset by price increases principally resulting from higher U.K. tobacco taxes and an 81.3% unit increase in export sales. U.K. cigarette industry volume declined 40% and the underlying consumer demand is estimated to have declined in the area of 4.6%. A change in the timing of the U.K. budget announcements has

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

Tobacco Products (Continued)
- - ----------------

significantly impacted U.K. cigarette unit sales. The first quarter of 1993 benefited from trade buying in anticipation of the March 1993 U.K. budget announcement. A second budget announcement on November 30, 1993 had the effect of drawing sales into the fourth quarter of 1993 from this year's first quarter. Operating income in sterling decreased 25% on the cigarette volume decline, partly offset by lower operating expenses, as 1993 included significant marketing costs associated with the launch in January of Benson and Hedges Superkings. In dollars, revenues and operating income percentage changes approximated the sterling results.

Domestic tobacco revenues declined 8% reflecting the August 1993 list price reductions, partly offset by increased volume and new products. American Tobacco's U.S. unit shipments increased 13.8% while industry shipments increased 8.4%. American Tobacco has increased its market share for both the quarter (7.20% from 6.86% last year) and the latest twelve months (6.83% from 6.66%). Unit sales of the more profitable premium brands increased 1.9%, continuing to lag the industry's performance. The industry's less profitable price-value category, comprising discount and deep discount brands, accounted for approximately 37% of the market in 1993 and about 33% in the first quarter of 1994. American Tobacco's price-value brands increased 26.2% as discount and deep discount brands increased 34.3% and 11.7%, respectively. The discount brand increase reflected a strong performance by Montclair and Misty while the deep discount increase largely reflected the introduction of Summit in March 1993. Price-value brands accounted for 54% of American Tobacco's U.S. unit sales in this year's first quarter, compared to 49% in 1993's first quarter. Operating income declined 46% reflecting the lower prices and a less favorable product mix, partly offset by volume increases and lower marketing and administrative expenses, reflecting cost and workforce reduction programs.

Profit comparisons for domestic tobacco will remain difficult in the second quarter, but should be positive in the second half of the year.

U.S. federal excise taxes on cigarettes increased four cents per pack on January 1, 1991 and 1993. The Clinton administration has proposed increasing the tax on cigarettes from 24 cents to 99 cents per pack. Legislation has also been introduced in the U.S. Congress that would increase excise taxes on cigarettes substantially more than the administration's proposed increase. U.K. tobacco taxes increased by 11 pence and 10 pence per pack in November and March 1993, respectively, the fourth consecutive year of increases. The likelihood and effects of any future tax increases cannot be determined but would likely add to the overall industry declines and the shift to lower priced brands.

Congressional hearings have been held to determine the need for FDA regulation of cigarettes due to nicotine content, and extensive publicity

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

Tobacco Products (Concluded)
- - ----------------

has occurred relative to cigarette ingredients. The industry has released lists of cigarette ingredients.

Legislation which has passed both Houses of the Florida State legislature would permit the State to sue manufacturers to recover Medicaid costs for individuals claiming product-related illness. In such an action, the State would be permitted to rely upon evidence showing injury to be statistically associated with that product. The State would not have to prove that the Medicaid recipient used the particular manufacturer's product; rather, the legislation would impose liability on the basis of a manufacturer's "market share." Manufacturers would be precluded from asserting various defenses against liability. While the measure does not mention the tobacco industry by name, supporters of the legislation have been reported as saying that tobacco manufacturers are the target of the legislation. It is not possible to predict the impact of such legislation on American Tobacco or the industry.


Distilled Spirits
- - -----------------

Worldwide revenues and operating income decreased 2% and 24%, respectively.

Beam's revenues declined 11% on lower domestic volume reflecting a reduction in wholesale customers' inventory levels. With a continuing consolidation of distilled spirits wholesalers and retailers, Beam has increased its focus on retail point of purchase and encouraged its wholesale customers to draw down their inventories. As a result, domestic branded case sales declined 15.7%. Tempered by a 23.1% increase in exported branded case sales, worldwide branded case sales declined 9.2%. Operating income declined 26% on the impact of the deliberate reduction of trade inventory levels and acceleration of both domestic spending to support regional marketing programs and consumer point of purchase as well as international spending for promotional support. Beam's decline primarily resulted from changes in the operation of its business and is not believed to be trend indicative.

Whyte & Mackay's revenues in sterling were up 35% on inclusion of Invergordon. Worldwide unit volume was up 114.6%. Excluding Invergordon, U.K. and worldwide unit volume declined 19.8% and 16.1%, respectively, reflecting aggressive competition with increased promotional and pricing activity within the industry. Operating income in sterling was up 46% on inclusion of Invergordon and continuing profit improvement from higher margins, despite the lingering effects of the U.K. recession and competitive pricing pressures.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

Life Insurance
- - --------------

Record revenues were up 2% reflecting higher commissions and allowances on group life and health reinsurance, as well as increased ordinary life premiums and net investment income, partly offset by lower investment gains. The $16.8 million decline in investment gains reflected substantially lower gains from equity securities (including the effect of adoption of FAS Statement No. 115), while gains from high coupon bond redemptions slightly exceeded last year's level. Although investment gains and redemptions are dependent on market conditions and cannot be predicted, bond redemption gain comparisons are likely to be unfavorable for the remainder of the year. The large number of high coupon bond redemptions will continue to adversely affect future net investment income. FAS Statement No. 115, which requires inclusion of market fluctuations on the trading portfolio in income, may add increased volatility to future results. Operating income declined 27% reflecting the substantially lower investment gains. Excluding investment gains, operating income increased 9% as the higher revenues were partly offset by increased insurance benefits and selling and administrative expenses.


Hardware and Home Improvement Products
- - --------------------------------------

Record revenues increased 12% on new products, line extensions, volume gains and price increases. All companies were up except Waterloo. Moen, the major contributor to the increase, posted record revenues on volume gains from new marketing programs and introduction of several new faucet lines last year. Record operating income was up 11% on the record revenues, partly offset by higher marketing and administrative expenses.


Office Products
- - ---------------

Revenues increased 2% as benefits from new products contributed to an increase in market share in ACCO's principal markets. The increase in revenues was partly offset by volume declines, reflecting substantial trade inventory reductions by national wholesalers in the U.S. and U.K., and translation at lower average foreign exchange rates. Operating income was up 9%, principally reflecting the higher revenues and the benefits from ongoing cost reductions, partly offset by higher marketing expenses.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

Specialty Businesses
- - --------------------

Specialty businesses revenues were as follows (in millions):

                                                   Three Months Ended
                                                       March 31,
                                                  -------------------
                                                     1994       1993
                                                   -------     -------
     Golf and leisure products                     $133.5       $121.9
     Optical goods and services                      83.7         90.8
     Retail distribution                            333.5        332.5
     Housewares                                      20.2         23.6
     Rubber products                                 14.1         13.4
     Other                                            1.6          1.9
                                                   ------       ------
                                                    586.6        584.1
      Less intersegment elimination                  55.3        119.0
                                                   ------       ------
                                                   $531.3       $465.1
                                                   ======       ======

Revenues and operating income increased 14% and 11%, respectively.

Record golf and leisure products revenues and operating income were up 10% and 15%, respectively. The increases primarily resulted from benefits of new golf ball products and a 9.1% unit volume improvement in golf shoes, partly offset by increased operating costs, principally marketing.

In sterling, operating income from foreign businesses declined 9%. The decline was principally due to the effects of intense competition, which had the greatest impact on optical volume. In dollars, the operating income percent change approximated the sterling result.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Net cash provided from operating activities of $622.5 million for the quarter ended March 31, 1994 increased $297.8 million and exceeded the funds required for capital expenditures and dividends by $488.5 million. The increase was largely attributable to the shift in international tobacco's sales pattern resulting from the timing of the U.K. budget announcements. The shift in sales pattern impacted accounts receivable, accrued excise taxes and inventories.

Net cash used by investing activities for the quarter ended March 31, 1994 was $122 million as compared with $231.4 million in 1993, principally reflecting lower insurance investment activity.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
         ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
- - -------------------------------

In addition, the adoption of FAS Statement No. 115 has affected both the operating and investing activities by classifying the transactions relating to trading securities as operating activities, whereas prior to 1994 these transactions were classified as investing activities.

Net cash used by financing activities for the quarter ended March 31, 1994 was $508.8 million as compared to $119 million in 1993, reflecting higher repayments.

Total debt at March 31, 1994 aggregated $3.3 billion, a decrease of $402.8 million from December 31, 1993 principally due to the timing of international tobacco's receipts related to the November 1993 U.K. pre-budget buy-in. The ratio of total debt to total capital decreased from 46.2% at December 31, 1993 to 43.1% at March 31, 1994.

The Company believes that its internally generated funds, together with its access to global credit markets, are more than adequate to meet its capital needs.

Proceeds from the sale of The American Tobacco Company, if consummated, could be used for share purchases, debt reduction, strategic acquisitions or other general corporate purposes. For further information regarding the agreement to sell American Tobacco, see note 10, Notes to Condensed Consolidated Financial Statements.

                                                         PART I - EXHIBIT A
                                                         ------------------


                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
               Computation of Net Income Per Common Share -
                   Primary and Fully Diluted (Unaudited)
               --------------------------------------------
                               (In millions)

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                     1994        1993
                                                    ------      ------

Income before cumulative effect of
 accounting changes                                $149.2      $ 247.1

Preferred stock dividend requirements                (0.4)        (0.4)
                                                   ------      -------
Income available before accounting changes for
 computing earnings per Common share - primary      148.8        246.7

Cumulative effect of accounting changes                 -       (201.0)
                                                   ------      -------
Net income for computing earnings
 per Common share - primary                        $148.8      $  45.7
                                                   ======      =======


Income available before accounting changes for
 computing earnings per Common share - primary     $148.8      $ 246.7

Convertible preferred stock dividend requirements     0.4          0.4

Interest expense and related charges on
 convertible debentures                               5.4          5.5
                                                   ------      -------
Income available before accounting changes for
 computing earnings per Common share -
 fully diluted                                      154.6        252.6

Cumulative effect of accounting changes                 -       (201.0)
                                                   ------      -------
Net income for computing earnings per Common
 share - fully diluted                             $154.6      $  51.6
                                                   ======      =======

                                             PART I - EXHIBIT A (Concluded)
                                             ------------------


                 Computation of Weighted Average Number of
      Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
      --------------------------------------------------------------
                  (In millions, except per share amounts)

                                                   Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1994         1993
                                                  -----         -----

Weighted average number of Common shares
 outstanding during each period - primary         201.8        202.0

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                        2.2          2.5

Addition from assumed conversion of
 convertible debentures                             9.3          9.4

Other additions                                     0.2          0.3
                                                  -----        -----
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                              213.5        214.2
                                                  =====        =====
Earnings per Common share
 Primary
  Income before cumulative effect of
   accounting changes                              $.74        $1.22

  Cumulative effect of accounting changes             -         (.99)
                                                   ----        -----
  Net income                                       $.74        $ .23
                                                   ====        =====
 Fully diluted
  Income before cumulative effect of
   accounting changes                              $.72        $1.18

  Cumulative effect of accounting changes             -         (.95)
                                                   ----        -----
  Net income                                       $.72        $ .23
                                                   ====        =====

                        PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
- - ------    -----------------

          (a) (i) The American Tobacco Company ("ATCO") and other leading tobacco manufacturers have been sued by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use and by certain asbestos manufacturers seeking unspecified amounts in indemnity or contribution in third-party actions against all or most of the major domestic tobacco manufacturers. At May 12, 1994, ATCO or ATCO's predecessor had disposed of 233 actions, and the industry a total of 422, all without recovery by the plaintiffs or by the third-party plaintiffs. Although there was a jury award which was overturned on appeal against another tobacco manufacturer in the Cipollone case, discussed below, there has been no actual recovery of damages to date in any such action against the tobacco manufacturers; however, unfavorable decisions in other cases could increase filing of additional actions against the tobacco manufacturers, which would add to the high cost of defending such litigation as well as increase the defendants' damage exposure. It has been reported that certain groups of attorneys are interested in promoting product liability and other types of tobacco and health suits against the tobacco manufacturers.

          Eighteen cases have come to trial, all against manufacturers as direct defendants. Sixteen of such cases resulted in judgments for the defendant or defendants. At May 12, 1994, ATCO was a defendant in 32 pending cases. In two cases, ATCO has been joined as a defendant with members of the asbestos industry and it is alleged that the combination of smoking and exposure to asbestos produced injury and death. One case in which ATCO is a defendant, Butler, et al. v. R.J. Reynolds Tobacco Co., et al., (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), in which plaintiffs are seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others, is scheduled to come to trial on November 28, 1994. In Wilkes, et al. v. The American Tobacco Company, et al., (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), the jury found in favor of the defendants on June 17, 1993. Plaintiffs have appealed from the judgment entered on the jury verdict and from the trial court's denial of their request to seek "lifetime damages" unrelated to the cause of death and their request to seek punitive damages. ATCO has cross-appealed from the trial court's pretrial ruling regarding "absolute liability" and the court's ruling striking defendants' affirmative defenses. In Horton, et al. v. The American Tobacco Company, et al., (described under paragraph
(a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), on September 24, 1990, the jury found "for the plaintiffs against [T]he American Tobacco Company and against New Deal Tobacco and Candy Company, Inc. and assessed actual damages at $0." Plaintiffs have appealed from the judgment entered on the jury verdict and from the court's denial of their post-trial motion for, alternatively, an additur on damages, a new trial on the issue of damages or a new trial on all issues. ATCO has cross-appealed from the judgment and from the court's order denying its motion for judgment

- - ------    -----------------

notwithstanding the verdict. Oral argument on the appeals took place before the Mississippi Supreme Court on August 17, 1993.

          In Broin, et al. v. Philip Morris Companies Inc., et al., (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), certain airline flight attendants are seeking unspecified compensatory and $5 billion punitive damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others and are seeking to establish class-action status on behalf of other alleged nonsmoking flight attendants. It has also been reported that other claims against the tobacco manufacturers may be made seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others.

          Additional purported "class actions" have been filed against ATCO and other leading tobacco manufacturers. In Castano, et al. v. The American Tobacco Company, et al., described below, plaintiffs have asserted an alleged class action claiming that defendants caused members of the purported class to become "addicted" to cigarettes through manipulation of nicotine levels. The alleged class consists of all residents or domiciliaries of the United States who claim to be "addicted" to cigarettes, as well as survivors who claim that their decedents were injured by their "addiction" to tobacco products. Plaintiffs seek equitable relief as well as compensatory and punitive damages. In Allman, et al. v. The American Tobacco Company, et al., described below, plaintiffs have asserted an alleged class action under the Racketeer Influenced and Corrupt Organizations Act on behalf of all persons in the United States who have become "addicted" to defendants' cigarette products and who have or who will in the future be prescribed a "nicotine patch" to help them break their purported "addiction." Plaintiffs are seeking treble compensatory damages for amounts expended for "nicotine patches and associated medical services" as well as unspecified injunctive relief. In Engle, et al. v. RJ Reynolds Tobacco Company, et al., described below, plaintiffs claim to represent all United States citizens and residents, as well as their survivors, who have suffered or died from diseases allegedly caused by smoking cigarettes containing nicotine. Plaintiffs seek compensatory damages in excess of one hundred billion dollars as well as punitive damages in excess of one hundred billion dollars. Plaintiffs additionally seek equitable relief, including the establishment of a medical fund for future healthcare costs.

          ATCO's counsel, Chadbourne & Parke, have advised that, in their opinion, the specified damages claimed in pending actions against ATCO, which approximate $206,618,185,000 in the aggregate, are exaggerated.

          In Cordova v. Liggett Group Inc., et al., (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1993), plaintiffs are seeking injunctive relief and restitution on behalf of the general public of the State of California for defendants' claimed failure to disclose to the public information regarding research relating to smoking and health sponsored by The Council for Tobacco Research, an organization whose members include ATCO and other cigarette manufacturers.

- - ------    -----------------

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

          Another case, Cipollone v. Liggett Group, Inc., et al., tried against manufacturers other than ATCO, resulted in a jury award of $400,000 against one of three defendants on a theory of breach of warranty. On January 5, 1990, the jury award in Cipollone was reversed and remanded for a new trial by the United States Court of Appeals for the Third Circuit. Plaintiff petitioned the United States Supreme Court to review that ruling. As described below, on June 24, 1992, the Supreme Court reversed in part and affirmed in part the ruling of the Court of Appeals. The Cipollone case was tried before Judge Sarokin. On September 11, 1992, following the September 4, 1992 decision of the United States Court of Appeals for the Third Circuit in Haines discussed above, Judge Sarokin removed himself from the Cipollone case. On November 5, 1992, plaintiff voluntarily dismissed the Cipollone case with prejudice. Counsel for plaintiff in Cipollone also represented the plaintiffs in Smith, et al. v. R.J. Reynolds Tobacco Co., et al. (described under paragraph (a)(i) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) and the plaintiff in Haines. On December 2, 1992, plaintiffs' counsel in Smith filed a motion to withdraw as counsel of record; that motion was granted on January 8, 1993. Plaintiffs appealed the ruling. On August 9, 1993, the Appellate Division of the New Jersey Superior Court vacated the lower court's ruling which had permitted plaintiffs' counsel to withdraw. The appellate court directed that the trial court convene a hearing on plaintiffs' counsel's motion to withdraw. Plaintiff's counsel in Haines also sought to withdraw and be substituted by new counsel. The motion to withdraw in Haines, however, was denied by United States District Judge Lechner on January 26,

- - ------    -----------------

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

          While it is not possible to predict the outcome of pending litigation, management of Registrant does not believe that, based on failure of recovery to date except as noted above and the advice of counsel, the pending litigation will have a material adverse effect on Registrant's financial condition. If, however, there were to be a significant increase in such litigation, the increased financial burden could be material. See note 8 "Pending Litigation" in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.

          ATCO's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, ATCO has meritorious defenses to the above-mentioned actions and threatened actions. The actions will be vigorously defended on the merits.

          With regard to proceedings of the above-described type initiated since January 1, 1994, four new cases have been filed: Castano v. The American Tobacco Company, et. al., United States District Court for the

- - ------    -----------------

Eastern District of Louisiana, March 29, 1994; Allman v. Philip Morris, Inc., et al., United States District Court for the Southern District of California, March 30, 1994; Higley v. Philip Morris, Inc., et al., United States District Court for the Southern District of California, March 31, 1994; and Engle, et al. v. RJ Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial Circuit, State of Florida, County of Dade, May 6, 1994.

          (ii) Reference is made to the discussion of Dean v. Gallaher Limited in paragraph (a)(ii) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Plaintiff served a Statement of Claim against a predecessor to Gallaher, Hergall (1981) Limited (In Liquidation) ("Hergall"), on February 22, 1994. Plaintiff's lawyers also purported to re-amend the Statement of Claim against Gallaher. On February 28, 1994, Gallaher and Hergall each filed applications to strike out parts of plaintiff's Statements of Claim as irrelevant and likely to prejudice or delay trial of these actions. These applications were refused (with leave to appeal) by Lord Justice Nicholson at a hearing in the High Court of Justice in Northern Ireland on May 5, 1994. Previous orders extending the time in which the defendants' defenses had to be served, were extended by Lord Justice Nicholson. As a result, defenses will not be due until after final determination of any appeal from the order refusing defendants' "strike-out" applications. An application for Judicial Review of the refusal to grant to approximately 225 prospective plaintiffs Legal Aid to prepare and file smoking and health lawsuits against tobacco manufacturers, including Gallaher, is pending. At a hearing in the High Court of Justice on April 22, 1994, Mr. Justice Turner ruled that the tobacco manufacturers, including Gallaher, were not entitled to participate in the judicial review proceedings as parties "directly affected" within the meaning of Order 53 of the Rules of the Supreme Court. An appeal is being considered. Reference is made to the discussion of Brennan v. Gallaher Limited in paragraph (a)(ii) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Plaintiff in Brennan served a Summons on or about March 23, 1994, which has not yet been set for hearing, seeking leave to substitute Hergall for Gallaher as the defendant in this action.

          (b) Reference is made to the discussion of People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., and the related action, Natural Resources Defense Council, et al. v. Price Pfister, Inc., et al., in paragraph (d) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The plaintiffs in both actions moved for injunctive relief to require certain of the defendants to post prescribed warnings. In Natural Resources Defense Council, the court refused to issue any order regarding the motion pending resolution of defendants' demurrer challenging plaintiffs' standing to bring the action, which demurrer was filed on April 16, 1993. By order dated May 10, 1994, the court ruled that a plaintiff, the Natural Resources Defense Council (the "NRDC"), has standing to sue with respect to non-residential faucets only, and also ruled that the NRDC is not entitled to restitution, compensatory damages or punitive damages. In Lungren, on April 16, 1993, defendants filed a demurrer in respect of plaintiffs'

Item 1.   LEGAL PROCEEDINGS.  (concluded)
- - ------    -----------------

claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. At a hearing on the demurrer on May 4, 1994, the court sustained the demurrer that water from faucets does not constitute a prohibited "discharge" within the meaning of the statute. These actions will be vigorously contested.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
- - ------    --------------------------------

          (a)  Exhibits.
               --------

               12. Statement re computation of ratio of earnings to fixed charges.

               15. Letter from Coopers & Lybrand dated May 12, 1994 re unaudited financial information.

               23.       Consent of Counsel, Chadbourne & Parke.

          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.


          (b)  Reports on Form 8-K.
               -------------------

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.  (concluded)
- - ------    --------------------------------

          Registrant filed a Current Report on Form 8-K, dated April 26, 1994, in respect of Registrant's press release dated April 26, 1994 announcing (i) Registrant's financial results for the three-month period ended March 31, 1994, (ii) that Registrant had entered into an agreement with B.A.T Industries p.l.c. for the sale of The American Tobacco Company and (iii) that Registrant had increased its dividend (Items 5 and 7(c)).

This Quarterly Report shall not be construed as a waiver of the right to contest the validity or scope of any or all of the provisions of the Securities Exchange Act of 1934 under the Constitution of the United States, or the validity of any rule or regulation made or to be made under such Act.



                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN BRANDS, INC.
                                             ---------------------
                                                  (Registrant)








Date:  May 12, 1994                          By   R.L. Plancher
       ------------                          -----------------------------
                                             R.L. Plancher
                                             Senior Vice President and
                                             Chief Accounting Officer

                               EXHIBIT INDEX
                               -------------




                                                           Sequentially
Exhibit                                                   Numbered Page
- - -------                                                   -------------


  12.      Statement re computation of ratio of
           earnings to fixed charges.

  15.      Letter from Coopers & Lybrand dated May 12,
           1994 re unaudited financial information.

  23.      Consent of Counsel, Chadbourne & Parke.