Form 10-Q
period 1994-06-30
AMERICAN BRANDS INC /DE/
filed 1994-08-12
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                      Commission file number 1-9076
ended June 30, 1994

                           AMERICAN BRANDS, INC.
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)



          DELAWARE                                          13-3295276
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      1700 East Putnam Avenue, Old Greenwich, Connecticut  06870-0811
- ---------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:  (203) 698-5000

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at July 29, 1994 was 201,303,055 shares.
                      PART I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.
- ------    --------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                               (In millions)

                                              June 30,       December 31,
                                                1994             1993
                                            ------------     ------------
                                             (Unaudited)

Assets

  Consumer products and corporate

     Current assets
       Cash and cash equivalents            $   102.0        $    62.5
       Accounts receivable, net               1,339.9          1,241.6
       Inventories                            1,765.9          2,043.2
       Other current assets                     285.6            385.8
                                            ---------        ---------
          Total consumer products and
            corporate current assets          3,493.4          3,733.1

     Property, plant and equipment, net       1,465.5          1,472.1

     Intangibles resulting from
       business acquisitions, net             3,626.6          3,637.9

     Other assets                               413.5            379.4
                                            ---------        ---------
       Total consumer products and
          corporate assets                    8,999.0          9,222.5
                                            ---------        ---------

  Life insurance

     Investments                              6,089.4          5,808.8

     Cash and cash equivalents                  101.7             79.1

     Deferred policy acquisition costs          489.2            470.5

     Present value of future profits, net       165.9            170.0

     Other assets                               373.1            588.1
                                            ---------        ---------
       Total life insurance assets            7,219.3          7,116.5
                                            ---------        ---------
          Total assets                      $16,218.3        $16,339.0
                                            =========        =========

         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                  (In millions, except per share amounts)

                                              June 30,       December 31,
                                                1994             1993
                                            ------------     ------------
                                             (Unaudited)
Liabilities and stockholders' equity

  Consumer products and corporate
     Current liabilities
       Notes payable to banks                $   299.3       $   298.9
       Commercial paper                          480.3           711.3
       Accounts payable, accrued expenses
          and other liabilities                1,104.6         1,248.5
       Accrued excise and other taxes          1,000.2           726.3
       Current portion of long-term debt         102.2           172.7
                                             ---------       ---------
          Total consumer products and
            corporate current liabilities      2,986.6         3,157.7

     Long-term debt                            2,312.9         2,492.4
     Deferred income taxes                       129.6           124.7
     Postretirement and other liabilities        512.2           520.3
                                             ---------       ---------
          Total consumer products and
            corporate liabilities              5,941.3         6,295.1
                                             ---------       ---------
  Life insurance
     Policy reserves and claims                2,632.9         2,553.4
     Investment-type contract deposits         2,801.2         2,732.3
     Other liabilities                           439.2           486.8
                                             ---------       ---------
          Total life insurance liabilities     5,873.3         5,772.5
                                             ---------       ---------
  $2.67 Convertible Preferred stock -
     redeemable at Company's option               16.4            17.1
                                             ---------       ---------
  Common stockholders' equity
     Common stock, par value $3.125 per
      share, 229.6 shares issued                 717.4           717.4
     Paid-in capital                             171.7           173.3
     Unrealized (depreciation) appreciation
      on available-for-sale investments           (4.7)            5.3
     Foreign currency adjustments               (268.2)         (317.4)
     Retained earnings                         4,505.4         4,393.4
     Treasury stock, at cost                    (734.3)         (717.7)
                                             ---------       ---------
       Total Common stockholders' equity       4,387.3         4,254.3
                                             ---------       ---------
          Total liabilities and
              stockholders' equity           $16,218.3       $16,339.0
                                             =========       =========


         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Six Months Ended June 30, 1994 and 1993
            --------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)

                                                  1994          1993
                                               ----------    ----------
Revenues
 Consumer products                              $6,041.8      $6,074.4
 Life insurance                                    484.4         509.2
                                                --------      --------
                                                 6,526.2       6,583.6
                                                --------      --------
Operating expenses
 Cost of products sold                           1,888.7       1,752.2
 Excise taxes on products sold                   2,368.6       2,476.7
 Insurance benefits                                320.0         310.6
 Advertising, selling and
  administrative expenses
     Consumer products                           1,149.2       1,156.7
     Life insurance                                 96.5          89.1
 Amortization of intangibles                        53.5          45.8
 Restructuring charges, net                            -           5.2
                                                --------      --------
                                                 5,876.5       5,836.3
                                                --------      --------
Operating income                                   649.7         747.3
                                                --------      --------
Interest and related charges                       121.1         123.7
Corporate administrative expenses                   28.7          24.2
Other expenses (income), net                         4.9          (6.7)
                                                --------       --------
                                                   154.7         141.2

Income before income taxes                         495.0         606.1

Income taxes                                       181.9         207.7
                                                --------      --------
Income before cumulative effect of
 accounting changes                                313.1         398.4

Cumulative effect of accounting changes
 (net of income taxes of $124)                         -        (201.0)
                                                --------      --------
Net income                                      $  313.1      $  197.4
                                                ========      ========









         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
        for the Six Months Ended June 30, 1994 and 1993 (Concluded)
            --------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)


                                                  1994           1993
                                                 ------         ------


Earnings per Common share
 Primary
     Income before cumulative effect of
      accounting changes                          $1.55         $1.97
     Cumulative effect of accounting changes          -          (.99)
                                                  -----         -----
     Net income                                   $1.55          $.98
                                                  =====         =====
 Fully diluted
     Income before cumulative effect of
      accounting changes                          $1.52         $1.91
     Cumulative effect of accounting changes          -          (.95)
                                                  -----         -----
     Net income                                   $1.52         $ .96
                                                  =====         =====


Dividends paid per Common share                  $.9925         $.985
                                                 ======         =====
Average number of Common shares
 outstanding during each period
  Primary                                         201.8         201.8
                                                  =====         =====
  Fully diluted                                   213.5         213.9
                                                  =====         =====




















         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended June 30, 1994 and 1993
            --------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)
                                                  1994           1993
                                               ----------     ----------
Revenues
 Consumer products                              $3,040.9      $2,578.7
 Life insurance                                    237.1         267.3
                                                --------      --------
                                                 3,278.0       2,846.0
                                                --------      --------
Operating expenses
 Cost of products sold                             977.5         877.7
 Excise taxes on products sold                   1,153.3         824.7
 Insurance benefits                                162.4         164.9
 Advertising, selling and
  administrative expenses
     Consumer products                             589.6         587.3
     Life insurance                                 47.0          46.8
 Amortization of intangibles                        26.8          22.9
 Restructuring charges, net                            -           5.2
                                                --------      --------
                                                 2,956.6       2,529.5
                                                --------      --------
Operating income                                   321.4         316.5
                                                --------      --------
Interest and related charges                        59.7          61.8
Corporate administrative expenses                   21.0          19.2
Other expenses (income), net                         2.2          (1.0)
                                                --------      --------
                                                    82.9          80.0

Income before income taxes                         238.5         236.5

Income taxes                                        74.6          85.2
                                                --------      --------
Net income                                      $  163.9      $  151.3
                                                ========      ========
Earnings per Common share
  Primary                                           $.81          $.75
                                                    ====          ====
  Fully diluted                                     $.80          $.73
                                                    ====          ====
Dividends paid per Common share                     $.50        $.4925
                                                    ====        ======
Average number of Common shares
 outstanding during each period
  Primary                                          201.8         201.7
                                                   =====         =====
  Fully diluted                                    213.4         213.7
                                                   =====         =====



         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Six Months Ended June 30, 1994 and 1993
            ---------------------------------------------------
                               (In millions)
                                (Unaudited)
                                                     1994        1993
                                                   --------    --------
Operating activities
 Net income                                        $  313.1    $ 197.4
 Changes in accounting principles                         -      201.0
 Depreciation and amortization                        158.1      146.9
 Loss (gain) on dispositions and investments, net       6.5      (65.0)
 (Increase) decrease in accounts receivable           (62.4)      27.4
 Decrease (increase) in inventories                   308.4       (8.9)
 Decrease in accounts payable, accrued
  expenses and other liabilities                     (194.0)    (121.5)
 Increase (decrease) in accrued excise & other taxes  229.3      (75.0)
 Increase in insurance policy and investment-
  type contract related liabilities                   159.6      154.6
 Purchase of trading securities                      (168.1)         -
 Proceeds from sale of trading securities             202.4          -
 Other operating activities, net                       56.8       85.9
                                                   --------    -------
  Net cash provided from operating activities       1,009.7      542.8
                                                   --------    -------
Investing activities
 Additions to property, plant and equipment           (76.4)    (107.9)
 Acquisition                                          (10.3)    (107.2)
 Purchases of investments                            (535.8)  (1,213.0)
 Proceeds from the maturity, call and sale
  of investments                                      400.7      929.2
 Other investing activities, net                        7.2        7.7
                                                   --------    -------
  Net cash used by investing activities              (214.6)    (491.2)
                                                   --------    -------
Financing activities
 Deposits on annuity and other financial products     170.9      203.7
 Withdrawals of annuity and other
  financial products                                 (181.6)    (127.1)
 (Decrease) increase in short-term debt              (243.2)     206.4
 Issuance of long-term debt                            26.9      165.2
 Repayment of long-term debt                         (290.7)    (285.2)
 Dividends to stockholders                           (201.1)    (199.6)
 Other financing activities, net                      (19.3)     (58.2)
                                                   --------    -------
  Net cash used by financing activities              (738.1)     (94.8)
                                                   --------    -------
Effect of foreign exchange rate changes on cash         5.1      (15.9)
                                                   --------    -------
  Net increase (decrease) in total cash and
     cash equivalents                                  62.1      (59.1)
Total cash and cash equivalents at beginning
  of period                                           141.6      140.2
                                                   --------    -------
Total cash and cash equivalents at end of period   $  203.7    $  81.1
                                                   ========    =======
         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Principles of Consolidation

       The condensed consolidated balance sheet as of June 30, 1994, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year. (For a discussion of results of operations, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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


2.   Accounting Changes

       On December 31, 1993, the Company elected early adoption of FAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," under which trading securities purchased with the intent of being sold in the near term are carried at fair value and the applicable unrealized gains and losses are recorded in income.

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

       The initial effects of adopting FAS Statements No. 106 and 112 were recorded as cumulative changes in accounting principles as follows (in millions, except per share amounts):

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Accounting Changes (Concluded)

                                   FAS Statements No.
                                     106      112         Total
                                    -----     -----       -----
      Pretax charges               $310.0    $15.0        $325.0
      Income taxes                  119.0      5.0         124.0
                                   ------    -----        ------
      Net loss                     $191.0    $10.0        $201.0
                                   ======    =====        ======
      Net loss per Common share      $.94     $.05          $.99
                                     ====     ====          ====


3.   Pending Disposition

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

       American Tobacco's revenues and operating income were as follows (in millions):


                                 Six Months Ended            Year Ended
                                     June 30,            December 31, 1993
                                ------------------       -----------------
                                  1994      1993
                                 ------    ------

     Revenues                    $782.1     $826.9            $1,501.5
                                 ======     ======            ========
     Operating income            $125.6     $193.2              $169.2
                                 ======     ======              ======



       If the transaction is consummated, the estimated gain, which will be based on the carrying value of The American Tobacco Company at the date of closing, will be in the range of $500 million, net of taxes, or about $2.50 per share.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.   Acquisitions

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

       On June 30, 1993, the Benson and Hedges cigarette trademark in Europe was acquired from B.A.T Industries, PLC in exchange for the assignment of the Lucky Strike and Pall Mall overseas cigarette trademarks, and $107.2 million in cash, including expenses, and contingent future payments based on volumes. Results from the Benson and Hedges trademark were included in international tobacco from the date of acquisition. A pretax gain of $25.5 million was recognized in domestic tobacco as a result of the assignment of the Lucky Strike and Pall Mall trademarks. Certain of the contingent payments were guaranteed and, accordingly, their present value was included in the initial $183 million of intangibles recorded. Any payments in excess of the guarantees will also be amortized over periods not to exceed 40 years.


5.   Inventories

       The components of inventories are as follows (in millions):

                                               June 30,       December 31,
                                                 1994             1993
                                              ----------      ------------
     Leaf tobacco                              $  415.3        $  477.7
     Bulk whiskey                                 364.5           359.3
     Other raw materials, supplies and work
       in process                                 319.6           306.9
     Finished products                            666.5           899.3
                                               --------        --------
                                               $1,765.9        $2,043.2
                                               ========        ========

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   The Franklin Life Insurance Company


       Summarized income statement data for Franklin (in millions):


                                           Six Months       Three Months
                                         Ended June 30,    Ended June 30,
                                        ---------------    ---------------
                                           1994   1993      1994     1993
                                          ------ ------    ------   ------

     Revenues
      Premiums                           $221.8  $218.5   $112.2    $117.4
      Net investment income               238.1   230.2    118.9     114.0
      Investment gains (losses)            (9.9)   39.4    (11.5)     21.0
      Other income                         34.4    21.1     17.5      14.9
                                         ------  ------   ------    ------
                                          484.4   509.2    237.1     267.3
                                         ------  ------   ------    ------

     Insurance benefits                   320.0   310.6    162.4     164.9
     Advertising, selling and
      administrative expenses              96.5    89.1     47.0      46.8
     Amortization of intangibles and
      present value of future profits       5.7     5.6      2.9       2.8
                                         ------  ------   ------    ------
                                          422.2   405.3    212.3     214.5
                                         ------  ------   ------    ------
     Operating income                      62.2   103.9     24.8      52.8
     Income taxes                          25.1    35.7     10.1      18.1
                                         ------  ------   ------    ------
     Income before cumulative effect
      of accounting change                 37.1    68.2     14.7      34.7
     Cumulative effect of accounting
      change (net of income taxes
      of $10.9)                               -   (20.6)       -         -
                                         ------  ------   ------    ------
     Net income                          $ 37.1  $ 47.6   $ 14.7    $ 34.7
                                         ======  ======   ======    ======

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   The Franklin Life Insurance Company (Concluded)

      Summarized cash flow data for Franklin (in millions):

                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                       1994       1993
                                                     -------    -------

     Net cash provided from operating activities    $ 194.4     $ 169.8
                                                    -------     -------
     Investing activities
      Additions to property and equipment              (1.9)       (3.3)
      Purchase of investments                        (535.8)   (1,213.0)
      Proceeds from sale of investments                   -       199.8
      Proceeds from maturity and call of
        investments                                   400.7       729.4
                                                    -------     -------
      Net cash used by investing activities          (137.0)     (287.1)
                                                    -------     -------
     Financing activities
      Dividends to parent                             (24.1)      (24.5)
      Deposits on annuity and other
        financial products                            170.9       203.7
      Withdrawals of annuity and other
        financial products                           (181.6)     (127.1)
                                                    -------     -------
      Net cash (used) provided by financing
        activities                                    (34.8)       52.1
                                                    -------     -------
     Net increase (decrease) in cash and cash
      equivalents                                   $  22.6    $  (65.2)
                                                    =======     =======

7.   Credit Facilities

       The Company recently extended to June 15, 1999 the expiration dates of revolving credit agreements maintained by the Company with various banks providing for unsecured committed borrowings of up to $4 billion, including $1 billion in various Eurocurrencies. Other terms of the agreements remained unchanged.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   Supplementary Profit and Loss Information

       Federal and foreign excise taxes included in consumer products revenues (in millions):
                                  Six Months               Three Months
                                Ended June 30,            Ended June 30,
                              ------------------        ------------------
                                1994       1993           1994      1993
                               ------     ------         ------    ------

     International tobacco   $1,949.8    $2,073.0      $  921.5    $611.6
     Domestic tobacco           212.7       177.3         116.4      92.3
     Distilled spirits          206.1       226.4         115.4     120.8
                             --------    --------      --------    ------
                             $2,368.6    $2,476.7      $1,153.3    $824.7
                             ========    ========      ========    ======



       Restructuring charges, net, for the six-month and three-month periods ended June 30, 1993 included workforce reduction provisions of $16.7 million in international tobacco and $14 million in domestic tobacco, partly offset by a $25.5 million gain in domestic tobacco on the assignment of trademarks.

       The higher effective income tax rate for the six-month period ended June 30, 1994 reflected a higher U.S. income tax rate, this year's proportionally greater impact of nondeductible goodwill on reduced income and lower reversals of tax provisions no longer required. For the three-month period ended June 30, 1994, the lower effective income tax rate reflected higher reversals of tax provisions no longer required, partly offset by an increase in the U.S. income tax rate.


9.   Earnings Per Share

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

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


10.  Pending Litigation

       The American Tobacco Company subsidiary and other tobacco manufacturers are defendants in various actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable determination of the pending litigation. It is possible that an unfavorable determination could have a material effect on the Company's results of operations and cash flows in a particular quarterly or annual period and could encourage the commencement of additional litigation. Management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the financial condition of the Company. These actions are being vigorously contested.


11.  Environmental

       The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company's financial condition or results of operations.


12.  Subsequent Event

       On July 12, 1994, the Company announced the sale of the Dollond & Aitchison Group PLC, a subsidiary of Gallaher Limited, for a total consideration of 94 million pounds ($146 million) which approximated the carrying value of the company.

                     REPORT OF INDEPENDENT ACCOUNTANTS


                           --------------------



     To the Board of Directors of American Brands, Inc.:


       We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of June 30, 1994, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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






                                             COOPERS & LYBRAND L.L.P.



     1301 Avenue of the Americas
     New York, New York
     August 11, 1994

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------- AND RESULTS OF OPERATIONS.
        -----------------------------------------------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                  --------------------------------------

   Results of Operations for Six Months Ended June 30, 1994 as Compared
                     to Six Months Ended June 30, 1993
  -----------------------------------------------------------------------

                                Revenues             Operating Income
                         ----------------------    -------------------
                            1994        1993         1994        1993
                           ------      ------       ------      ------
                                           (In millions)

Tobacco products
 International          $2,545.7     $2,704.7      $218.0       $209.7
 Domestic                  782.1        826.9       125.6        193.2
                        --------     --------      ------       ------
  Total Tobacco          3,327.8      3,531.6       343.6        402.9
                        --------     --------      ------       ------
Distilled spirits          533.5        535.9        74.9         85.9
Life insurance             484.4        509.2        62.2        103.9
Hardware and home
 improvement products      598.3        518.6        86.2         76.3
Office products            465.6        444.9        21.6         19.3
Specialty businesses     1,116.6      1,043.4        61.2         59.0
                        --------     --------      ------       ------
  Total Nontobacco       3,198.4      3,052.0       306.1        344.4
                        --------     --------      ------       ------
                        $6,526.2     $6,583.6      $649.7       $747.3
                        ========     ========      ======       ======

CONSOLIDATED
- ------------

Revenues and operating income decreased 1% and 13%, respectively. Decreases in total tobacco products principally reflected a cigarette unit decline in international tobacco due to a change in timing of the U.K. government budget announcements, and price changes in domestic tobacco reflecting the industrywide price reductions in August 1993. Nontobacco revenues increased 5% on new products, price increases and the acquisition of Invergordon, partly offset by lower volume, principally at Beam, and an unfavorable change in investment gains/losses in life insurance. Nontobacco operating income decreased 11%, principally on the unfavorable change in investment gains/losses.

The increase in the effective income tax rate to 36.7% from 34.3% in 1993 reflected a higher U.S. income tax rate, this year's proportionally greater impact of nondeductible goodwill on reduced income and lower reversals of tax provisions no longer required.

Net income was $313.1 million, or $1.55 per Common share, for the six months ended June 30, 1994, compared to net income of $197.4 million, or 98 cents per share, and income before accounting changes of $398.4 million, or

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

CONSOLIDATED (Concluded)
- ------------

$1.97 per share, last year. Last year included a one-time charge related to the adoption of FAS Statements No. 106 and 112.

Although the second quarter results were encouraging, several conditions indicate that unfavorable overall profit comparisons may well result for the year 1994. In markets around the world competitive conditions remain intense. This will tend to continue the pressure on pricing and margins, particularly in tobacco and distilled spirits. Profit comparisons in life insurance are also likely to be difficult due to investment gains totaling $53.2 million in the last half of 1993 and the added volatility from market fluctuations in valuing the trading securities portfolio. Domestic tobacco will continue to be adversely affected by last year's extraordinary changes in the industry, but quarterly profit comparisons should be easier during the remainder of 1994. In international tobacco, last year's third quarter benefited from buying by the trade in anticipation of a manufacturers' price increase, so quarterly comparisons may continue to be somewhat distorted and achieving full year growth will be challenging.

The American Tobacco Company subsidiary and other tobacco manufacturers are defendants in various actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable determination of the pending litigation. It is possible that an unfavorable determination could have a material effect on the Company's results of operations and cash flows in a particular quarterly or annual period and could encourage the commencement of additional litigation. Management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the financial condition of the Company. These actions are being vigorously contested.

The Company is involved in proceedings concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. As of August 10, 1994 various subsidiaries of the Company had been designated as potentially responsible parties under "Superfund" or similar state laws with respect to 39 sites. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company's competitive position, financial condition or results of operations.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

Tobacco Products
- ----------------

Worldwide tobacco revenues decreased 6% and operating income declined 15%; total cigarette units increased 4.1%.

International tobacco revenues in sterling were down 7% on a 20.2% decrease in U.K. cigarette unit sales, partly offset by price increases principally resulting from higher U.K. tobacco taxes and a substantial unit increase in export sales, mainly on increased periodic shipments to the CIS and the inclusion of Benson and Hedges shipments to Europe. U.K. cigarette industry volume declined 14% and the underlying consumer demand is estimated to have declined in the area of 4.1%. A change in the timing of the U.K. budget announcements has significantly impacted U.K. cigarette unit sales. The November 30, 1993 U.K. Budget announcement had the effect of drawing sales into the fourth quarter of 1993 from 1994's first quarter. Additionally, the March 1993 Budget generated advance trade buying that is still affecting six month comparisons. These adverse effects were partly offset by manufacturers' price increases ("MPI") in April 1994 and August 1993 and trade buying in advance of the April 1994 MPI. Operating income in sterling increased 3% primarily on reduced marketing costs as last year included significant expenditures associated with the launch in January 1993 of Benson and Hedges Superkings. In dollars, revenues declined 6% and operating income increased 4%.

Domestic tobacco revenues declined 5% reflecting the August 1993 list price reductions, partly offset by increased volume and new products. American Tobacco's U.S. unit shipments increased 14.2% while industry shipments increased 9.8%. American Tobacco increased its market share for the six months (7.15% from 6.88% last year) while market share for the latest twelve months remained stable. Unit sales of the more profitable premium brands increased 4.9%, but continue to lag the industry's performance. The industry's less profitable price-value category, comprising discount and deep discount brands, accounted for approximately 37% of the market in 1993 and about 33% in the first six months of 1994. Price-value brands accounted for 56% of American Tobacco's U.S. unit sales in this year's first six months, compared to 52% in 1993's like period. American Tobacco's price-value brands increased 22.8% as discount and deep discount brands increased 32.3% and 6.5%, respectively. The discount brand increase reflected a strong performance by Montclair and Misty while the deep discount increase largely reflected the introduction of Summit in March 1993. Operating income declined 35% reflecting the lower prices, a less favorable product mix and unfavorable comparison to last year's gain on the assignment of trademarks, partly offset by volume increases, lower marketing and administrative expenses, as well as the favorable effects of workforce reductions.

Profit comparisons for domestic tobacco should be easier in the second half and the Company is hopeful that full year operating income for American Tobacco will exceed the 1993 result. Domestic tobacco will continue to be consolidated in American Brands' results pending consummation of the sale of The American Tobacco Company to B.A.T Industries, PLC.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

Tobacco Products (Concluded)
- ----------------

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

Congressional hearings have been held to determine the appropriateness of FDA regulation of cigarettes due to nicotine content, and extensive publicity has occurred relative to cigarette ingredients. The industry has released lists of cigarette ingredients.

A Florida statute, which took effect July 1, 1994, would permit the state to sue manufacturers to recover medicaid costs for individuals claiming product-related illnesses. In such actions, the state would be permitted to rely upon evidence showing injury to be statistically associated with that product. The state would not have to prove that the medicaid recipient used the particular manufacturer's product; rather, the legislation would impose liability on the basis of a manufacturer's "market share." Manufacturers would be precluded from asserting various defenses against liability. While the measure does not mention the tobacco industry by name, supporters of the legislation have been reported as saying that tobacco manufacturers are the target of the legislation. On July 10, 1994, the governor of Massachusetts signed legislation authorizing the state's attorney general to sue cigarette manufacturers to recover medical assistance payments made by the state to individuals for which the cigarette manufacturers may be liable. Other states are considering legislation authorizing the recovery of medical assistance that they have provided as well as considering the commencement of actions seeking such recovery. It is not possible to predict the impact of such legislation or actions on American Tobacco or the industry.


Distilled Spirits
- -----------------

Worldwide revenues declined slightly and operating income declined 13%.

Beam's revenues were down 9%, principally on lower domestic volume due to a reduction in wholesale customers' inventory levels, partly offset by a 33% increase in international revenues. With a continuing consolidation of distilled spirits wholesalers and retailers, Beam has increased its focus on retail point of sale and encouraged its wholesale customers in the first quarter to draw down their inventories. Total branded case sales were down 8% reflecting a 14.2% decline in domestic branded case sales tempered by a 22.8% increase in international. Operating income declined 11% as a result
                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

Distilled Spirits (Concluded)
- -----------------

of the reduced volume, effects of competitive pricing pressures in the domestic market and higher international selling costs related to market development, partly offset by reduced domestic media advertising.

Whyte & Mackay's revenues in sterling increased 39% on the inclusion of Invergordon, consolidated beginning December 1, 1993. Total unit volume was up 126.7%. Excluding Invergordon, U.K. and total volume declined 16.2% and 10.5%, respectively, reflecting a more competitive environment. Operating income in sterling declined 43% as last year included a dividend from Invergordon. Excluding the dividend, operating income was up 54% on the inclusion of Invergordon.

There is likely to be continuing volatility in quarter-to-quarter comparisons through the year related to changing trade practices at Beam and last year's acquisition of Invergordon.


Life Insurance
- --------------

Revenues declined 5% reflecting an unfavorable change in investment gains/losses, partly offset by higher commissions and allowances on group life and health reinsurance, net investment income and premiums. The $49.3 million unfavorable change in investment gains/losses reflected an unfavorable change in gains/losses from equity securities (partly resulting from adoption of FAS Statement No. 115) and substantially lower gains from high coupon bond redemptions. Although investment gains/losses and redemptions are dependent on market conditions and cannot be predicted, bond redemption gain comparisons are likely to be unfavorable for the remainder of the year. FAS Statement No. 115, which requires inclusion of market fluctuations on the trading portfolio in income, may continue to add increased volatility to future results. Operating income declined 40%, principally reflecting the unfavorable change in investment gains/losses. Excluding the investment gains/losses, operating income increased 12% on higher revenues and lower death benefits and dividends to policyholders, partly offset by higher policy reserves and selling and administrative expenses.


Hardware and Home Improvement Products
- --------------------------------------

Record revenues increased 15% on new products, line extensions, volume gains and price increases. All four companies in the group achieved record revenues. The major contributors with substantial increases were Moen, up on volume gains and a favorable product mix, and Aristokraft, up on price and volume increases. Record operating income was up 13% on revenue gains, partly offset by higher raw material costs at Aristokraft, increased advertising at Moen and higher administrative expenses.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Office Products
- ---------------

Revenues increased 5% on benefits from new products as well as increases in volume and prices, partly offset by an unfavorable foreign exchange effect. ACCO continued to achieve significant share increases in the fast-growing retail channels and is well positioned for further growth. Operating income increased 12% principally on volume gains and improved operating margins.


Specialty Businesses
- --------------------

Specialty businesses revenues were as follows (in millions):


                                                    Six Months Ended
                                                        June 30,
                                                  -------------------
                                                     1994       1993
                                                   -------     ------
     Golf and leisure products                   $  301.4    $  269.3
     Optical goods and services                     177.9       189.0
     Retail distribution                            650.4       653.8
     Housewares                                      41.0        48.2
     Rubber products                                 28.8        27.6
     Other                                            3.0         3.6
                                                 --------    --------
                                                  1,202.5     1,191.5
     Less intersegment elimination                   85.9       148.1
                                                 --------    --------
                                                 $1,116.6    $1,043.4
                                                 ========    ========


Revenues and operating income increased 7% and 4%, respectively.

Record golf and leisure products revenues and operating income were up 12% and 14%, respectively. The increases primarily resulted from new golf ball products and volume gains. Operating income was also impacted by increased marketing and administrative expenses.

In sterling, operating income from foreign businesses declined 44%.
Optical and retail distribution were down 41% and 21%, respectively, on the effects of volume declines, partly offset by price increases and lower marketing and administrative expenses. In dollars, the operating income percent change approximated the sterling result.

The optical goods and services group was sold on July 12, 1994. See note 12, Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided from operating activities of $1 billion for the period ended June 30, 1994 increased $466.9 million and exceeded the funds required for capital expenditures and dividends by $732.2 million. The increase was largely attributable to the shift in international tobacco's sales pattern resulting from the timing of the U.K. budget announcements in 1993. The shift in sales pattern impacted accounts receivable, accrued excise taxes and inventories.

Net cash used by investing activities for the period ended June 30, 1994 was $214.6 million compared with $491.2 million in 1993, principally reflecting lower insurance investment activity and lower acquisition activity.

In addition, the adoption of FAS Statement No. 115 has affected both the operating and investing activities by classifying the transactions relating to trading securities as operating activities, whereas prior to 1994 these transactions were classified as investing activities.

Net cash used by financing activities for the period ended June 30, 1994 was $738.1 million compared to $94.8 million in 1993, reflecting higher repayments.

Total debt at June 30, 1994 aggregated $3.2 billion, a decrease of $480.6 million from December 31, 1993 principally due to the timing of international tobacco's receipts related to the November 1993 U.K. pre-budget buy-in. The ratio of total debt to total capital decreased from 46.2% at December 31, 1993 to 42.0% at June 30, 1994.

The Company recently extended to June 15, 1999 the expiration dates of revolving credit agreements maintained by the Company with various banks providing for unsecured committed borrowings of up to $4 billion, including $1 billion in various Eurocurrencies. Other terms of the agreements remained unchanged.

The Company believes that its internally generated funds, together with its access to global credit markets, are more than adequate to meet its capital needs.

Proceeds from the sale of The American Tobacco Company, if consummated, could be used for share purchases, debt reduction, strategic acquisitions or other general corporate purposes. For further information regarding the pending sale of American Tobacco, see note 3, Notes to Condensed
Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
       -------------------------------------------------------------



  Results of Operations for Three Months Ended June 30, 1994 as Compared
                    to Three Months Ended June 30, 1993
  -----------------------------------------------------------------------

                                Revenues             Operating Income
                         ----------------------    -------------------
                            1994        1993         1994        1993
                           ------      ------       ------      ------
                                          (In millions)

Tobacco products
 International           $1,215.4     $  815.4      $ 92.9       $ 44.6
 Domestic                   405.6        419.4        70.2         90.7
                         --------     --------      ------       ------
  Total Tobacco           1,621.0      1,234.8       163.1        135.3
                         --------     --------      ------       ------
Distilled spirits           292.9        289.3        44.8         46.5
Life insurance              237.1        267.3        24.8         52.8
Hardware and home
 improvement products       309.0        259.8        45.2         39.3
Office products             232.7        216.5         7.3          6.2
Specialty businesses        585.3        578.3        36.2         36.4
                         --------     --------      ------       ------
  Total Nontobacco        1,657.0      1,611.2       158.3        181.2
                         --------     --------      ------       ------
                         $3,278.0     $2,846.0      $321.4       $316.5
                         ========     ========      ======       ======

CONSOLIDATED
- ------------

Record revenues increased 15% and operating income was up 2%. Increases in total tobacco products principally reflected higher volume in both international and domestic tobacco (total cigarette units were up 37.1%), partly offset by price changes in domestic tobacco reflecting the industrywide price reductions in August 1993. Nontobacco revenues were up 3% on new products, increases in volume and prices, principally in hardware and home improvement products, and the acquisition of Invergordon, partly offset by an unfavorable change in investment gains/losses in life insurance. Nontobacco operating income decreased 13% principally on the unfavorable change in investment gains/losses.

The decrease in the effective income tax rate to 31.3% from 36% in 1993 reflected higher reversals of tax provisions no longer required, partly offset by an increase in the U.S. income tax rate.

Net income of $163.9 million, or 81 cents per Common share, was up 8%.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Tobacco Products
- ----------------

Record worldwide tobacco revenues increased 31% and operating income increased 21%; total cigarette units increased 37.1%.

International tobacco revenues in sterling were up 51% in part due to a 44.2% increase in U.K. cigarette unit sales reflecting the March 1993 U.K. Budget announcement which pulled volume from 1993's second quarter into the first quarter (U.K. cigarette industry volume increased 53%) and price increases principally resulting from higher U.K. tobacco taxes. Revenues also increased as a result of a substantial unit increase in export sales, mainly on increased periodic shipments to the CIS and the inclusion of Benson and Hedges shipments to Europe. Operating income in sterling increased 111% on the cigarette volume gain, partly offset by higher marketing costs, principally on increased support for Benson and Hedges Special Filter, as well as export expansion in Europe and the CIS. In dollars, revenues and operating income percent changes approximated the sterling result.

Domestic tobacco revenues declined 3% reflecting the August 1993 list price reductions, largely offset by increased volume. American Tobacco's U.S. unit shipments increased 14.6% and industry shipments increased 11.1%. American Tobacco's market share for the second quarter increased to 7.11% from 6.89% in last year's second quarter. Unit sales of the more profitable premium brands increased 8.1% in the quarter, but continue to lag the industry's performance. The industry's less profitable price-value category, comprising discount and deep discount brands, accounted for about 32% of the market during the second quarter of 1994. Price-value brands accounted for 57% of American Tobacco's U.S. unit sales in the second quarter, compared to 54% in last year's second quarter. American Tobacco's price-value brands increased 20% as discount and deep discount brands increased 30.6% and 2.4%, respectively. The discount brand increase reflected a strong performance by Montclair and Misty. The deep discount increase reflected higher unit sales of Summit and Prime. Operating income decreased 23% reflecting the lower prices, a less favorable product mix and unfavorable comparison to last year's gain on the assignment of trademarks, partly offset by volume increases, lower marketing expenses and favorable effects of workforce reductions.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Distilled Spirits
- -----------------

Worldwide revenues increased 1%, while operating income declined 4%.

Beam's revenues decreased 7%. Total branded case sales were down 7.1% as a 12.9% decline in domestic was partly offset by a 22.4% increase in international. Revenues have been adversely affected by the company encouraging its wholesale customers in the first quarter to reduce their inventories. Operating income increased 2% through lower domestic marketing expenses as well as the very strong performance internationally offset in part by competitive pricing pressures in the domestic market.

Whyte & Mackay's revenues in sterling increased 43% on the inclusion of Invergordon, consolidated beginning December 1, 1993. Total unit volume was up 140.2%. Excluding Invergordon, U.K. and total volume declined 11.7% and 4.4%, respectively, reflecting a more competitive environment. Operating income in sterling decreased 67% on lower volume, unfavorable product mix, higher operating expenses and last year's inclusion of a dividend from Invergordon. Excluding the dividend, operating income was up 80% on the inclusion of Invergordon.


Life Insurance
- --------------

Revenues were down 11% reflecting an unfavorable change in investment gains/losses and lower premiums, partly offset by increased investment income. The $32.5 million unfavorable change in investment gains/losses principally reflects substantially lower gains from high coupon bond redemptions and higher losses from equity securities (partly resulting from adoption of FAS Statement No. 115). Premiums decreased 4% as lower group annuities related to pension buy-outs were partly offset by higher life premiums. The increase in net investment income reflects a larger invested asset base. Operating income declined 53% reflecting the unfavorable change in investment gains/losses. Excluding the investment gains/losses, operating income increased 14% on higher revenues and lower death benefits and dividends to policyholders.


Hardware and Home Improvement Products
- --------------------------------------

Record revenues increased 19% on new products, line extensions, volume gains and price increases. All four companies in the group achieved record revenues. The major contributors with substantial increases were Moen, up on volume gains and a favorable product mix and Aristokraft, up on price and volume increases. Record operating income was up 15% on revenue gains, partly offset by higher marketing costs at Moen.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
         ---------------------------------------------------------

Office Products
- ---------------

Record revenues were up 7% on volume gains and new products, partly offset by an unfavorable foreign exchange effect. All operating groups reported higher revenues, most significantly ACCO North America and Australia. ACCO continued to achieve share increases in the fast-growing retail channels. Operating income was up 18% mainly on volume gains and the benefits from ongoing cost reductions, partly offset by higher operating expenses in North America to improve customer service levels and expand channels of distribution.


Specialty Businesses
- --------------------

Specialty businesses revenues were as follows (in millions):

                                                   Three Months Ended
                                                        June 30,
                                                  -------------------
                                                     1994      1993
                                                   -------    ------
     Golf and leisure products                     $167.9     $147.4
     Optical goods and services                      94.2       98.2
     Retail distribution                            316.9      321.3
     Housewares                                      20.8       24.6
     Rubber products                                 14.7       14.2
     Other                                            1.4        1.7
                                                   ------     ------
                                                    615.9      607.4
     Less intersegment elimination                   30.6       29.1
                                                   ------     ------
                                                   $585.3     $578.3
                                                   ======     ======

Revenues increased 1% and operating income decreased slightly.

Record golf and leisure products revenues and operating income were up 14%. The increases primarily resulted from new golf ball products and volume gains. Operating income was also impacted by increased marketing and administrative expenses.

In sterling, operating income from foreign businesses declined 62%.
Optical and retail distribution were down 27% and 55%, respectively, on the effects of volume declines, partly offset by price increases and lower marketing and administrative expenses. In dollars, the operating income percent change approximated the sterling result.

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

                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                   1994          1993
                                                  ------        ------

Income before cumulative effect of
 accounting changes                              $313.1         $398.4

Preferred stock dividend requirements              (0.7)          (0.8)
                                                 ------         ------
Income available before accounting changes for
 computing earnings per Common share - primary    312.4          397.6

Cumulative effect of accounting changes               -         (201.0)
                                                 ------         ------
Net income for computing earnings
 per Common share - primary                      $312.4         $196.6
                                                 ======         ======


Income available before accounting changes for
 computing earnings per Common share - primary   $312.4         $397.6

Convertible preferred stock dividend requirements   0.7            0.8

Interest expense and related charges on
 convertible debentures                            10.7           10.9
                                                 ------         ------
Income available before accounting changes for
 computing earnings per Common share -
 fully diluted                                    323.8          409.3

Cumulative effect of accounting changes               -         (201.0)
                                                 ------         ------
Net income for computing earnings per Common
 share - fully diluted                           $323.8         $208.3
                                                 ======         ======

                                             ------------------



                 Computation of Weighted Average Number of
      Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
      --------------------------------------------------------------
                  (In millions, except per share amounts)

                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------

                                                  1994           1993
                                                  ----           ----


Weighted average number of Common shares
 outstanding during each period - primary         201.8          201.8

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                        2.2            2.4

Addition from assumed conversion of
 convertible debentures                             9.3            9.4

Other additions                                     0.2            0.3
                                                  -----          -----
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                              213.5          213.9
                                                  =====          =====
Earnings per Common share
 Primary
   Income before cumulative effect of
    accounting changes                            $1.55          $1.97

   Cumulative effect of accounting changes            -           (.99)
                                                  -----          -----
   Net income                                     $1.55          $ .98
                                                  =====          =====
 Fully diluted
   Income before cumulative effect of
    accounting changes                            $1.52          $1.91

   Cumulative effect of accounting changes            -           (.95)
                                                  -----          -----
   Net income                                     $1.52          $ .96
                                                  =====          =====

                                            PART I - EXHIBIT A  (Concluded)
                                            ------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
               Computation of Net Income Per Common Share -
                   Primary and Fully Diluted (Unaudited)
               --------------------------------------------
                               (In millions)
                                                   Three Months Ended
                                                        June 30,
                                                 ----------------------

                                                    1994           1993
                                                  ------         ------
Net income                                        $163.9         $151.3

Preferred stock dividend requirements               (0.4)          (0.4)
                                                  ------         ------
Net income for computing earnings
 per Common share - primary                        163.5          150.9

Convertible preferred stock dividend requirements    0.3            0.4

Interest expense and related charges on
 convertible debentures                              5.4            5.5
                                                  ------         ------
Net income for computing earnings per Common
 share - fully diluted                            $169.2         $156.8
                                                  ======         ======

                 Computation of Weighted Average Number of
      Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
     ----------------------------------------------------------------
                  (In millions, except per share amounts)

Weighted average number of Common shares
 outstanding during each period - primary          201.8          201.7

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                         2.2            2.4

Addition from assumed conversion of
 convertible debentures                              9.3            9.4

Other additions                                      0.1            0.2
                                                   -----          -----
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                               213.4          213.7
                                                   =====          =====
Earnings per Common share
 Primary                                            $.81           $.75
                                                    ====           ====
 Fully diluted                                      $.80           $.73
                                                    ====           ====

                        PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
- ------    -----------------

          (a) (i) The American Tobacco Company ("ATCO") and other leading tobacco manufacturers have been sued by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use and by certain asbestos manufacturers seeking unspecified amounts in indemnity or contribution in third-party actions against all or most of the major domestic tobacco manufacturers. At August 10, 1994, ATCO or ATCO's predecessor had disposed of 238 actions, and the industry a total of 428, all without recovery by the plaintiffs or by the third-party plaintiffs. Although there was a jury award which was overturned on appeal against another tobacco manufacturer in the Cipollone case, discussed below, there has been no actual recovery of damages to date in any such action against the tobacco manufacturers; however, unfavorable decisions in other cases could increase filing of additional actions against the tobacco manufacturers, which would add to the high cost of defending such litigation as well as increase the defendants' damage exposure. It has been reported that certain groups of attorneys are interested in promoting product liability and other types of tobacco and health suits against the tobacco manufacturers.

          Eighteen cases have come to trial, all against manufacturers as direct defendants. Sixteen of such cases resulted in judgments for the defendant or defendants. At August 10, 1994, ATCO was a defendant in 35 pending cases. In two cases, ATCO has been joined as a defendant with members of the asbestos industry and it is alleged that the combination of smoking and exposure to asbestos produced injury and death. In one case in which ATCO is a defendant, Butler, et al. v. R.J. Reynolds Tobacco Co., et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), plaintiffs are seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others. Although the case is currently scheduled to come to trial on November 28, 1994, plaintiffs have filed a motion to dismiss this action and have filed a wrongful death action asserting many of the same claims in the Circuit Court of Jones County, Mississippi. In Wilkes, et al. v. The American Tobacco Company, et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), the jury found in favor of the defendants on June 17, 1993. Plaintiffs have appealed from the judgment entered on the jury verdict and from the trial court's denial of their request to seek "lifetime damages" unrelated to the cause of death and their request to seek punitive damages. ATCO has cross-appealed from the trial court's pretrial ruling regarding "absolute liability" and the court's ruling striking defendants' affirmative defenses. In Horton, et al. v. The American Tobacco Company, et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), on September 24, 1990, the jury found "for the plaintiffs against [T]he American Tobacco Company and against New Deal Tobacco and Candy Company, Inc. and assess[ed] actual damages at $0." Plaintiffs have appealed from the judgment entered on the jury verdict and from the court's denial of their post-trial motion for, alternatively, an additur on damages, a new trial on the issue of damages or a new trial on

- ------    -----------------

all issues. ATCO has cross-appealed from the judgment and from the court's order denying its motion for judgment notwithstanding the verdict. Oral argument on the appeals took place before the Mississippi Supreme Court on August 17, 1993.

          In Broin, et al. v. Philip Morris Companies Inc., et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), certain airline flight attendants are seeking unspecified compensatory and $5 billion punitive damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others and are seeking to establish class-action status on behalf of other alleged nonsmoking flight attendants. It has also been reported that other claims against the tobacco manufacturers may be made seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others.

          Additional purported "class actions" have been filed against ATCO and other leading tobacco manufacturers. In Castano, et al. v. The American Tobacco Company, et al. (described in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994), plaintiffs have asserted an alleged class action claiming that defendants caused members of the purported class to become "addicted" to cigarettes through manipulation of nicotine levels. The alleged class consists of all residents or domiciliaries of the United States who claim to be "addicted" to cigarettes, as well as survivors who claim that their decedents were injured by their "addiction" to tobacco products.
Plaintiffs seek equitable relief as well as compensatory and punitive damages. In Allman, et al. v. The American Tobacco Company, et al. (described in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994), plaintiffs have asserted an alleged class action under the Racketeer Influenced and Corrupt Organizations Act on behalf of all persons in the United States who have become "addicted" to defendants' cigarette products and who have or who will in the future be prescribed a "nicotine patch" to help them break their purported "addiction." Plaintiffs are seeking treble compensatory damages for amounts expended for "nicotine patches and associated medical services," as well as unspecified injunctive relief. In Engle, et al. v. RJ Reynolds Tobacco Company, et al. (described in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994), plaintiffs claim to represent all United States citizens and residents, as well as their survivors, who have suffered or died from diseases allegedly caused by smoking cigarettes containing nicotine. Plaintiffs seek compensatory damages in excess of $100 billion as well as punitive damages in excess of $100 billion. Plaintiffs additionally seek equitable relief, including the establishment of a medical fund for future healthcare costs. It has been reported in the press that a purported class action was filed in June 1994 in the United States District Court for the Southern District of California.

          In Moore v. The American Tobacco Company, et al., described below, the Mississippi State Attorney General has filed an equitable action which, inter alia, seeks restitution from tobacco companies of expenditures by the state for the medical care provided to Mississippi citizens for

- ------    -----------------

alleged "tobacco-related diseases." It has been reported that other states are considering filing similar lawsuits.

          ATCO's counsel, Chadbourne & Parke, have advised that, in their opinion, the specified damages claimed in pending actions against ATCO, which approximate $209,605,685,000 in the aggregate, are exaggerated.

          In Cordova v. Liggett Group Inc., et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1993), plaintiffs are seeking injunctive relief and restitution on behalf of the general public of the State of California for defendants' claimed failure to disclose to the public information regarding research relating to smoking and health sponsored by The Council for Tobacco Research, an organization whose members include ATCO and other cigarette manufacturers. Plaintiff's complaint in Cordova references the opinion filed February 6, 1992 by Judge Sarokin of the United States District Court for the District of New Jersey in the case of Haines v. Liggett Group Inc., et al., to which ATCO is not a party. In that opinion, Judge Sarokin ruled that plaintiff had made sufficient showing of evidence to warrant disclosure under the crime-fraud exception to the attorney-client privilege of documents regarding research relating to smoking and health sponsored by The Council for Tobacco Research which the defendants in that case had claimed were protected from discovery by plaintiff. Defendants in Haines sought appellate review of Judge Sarokin's February 6, 1992 opinion. On September 4, 1992, the United States Court of Appeals for the Third Circuit granted defendant's petition for writ of mandamus and directed that Judge Sarokin's February 6, 1992 ruling be vacated and that the case be remanded and assigned to another District Court judge. The opinion of the Court of Appeals also stated that the District Court judge to whom the case is reassigned on remand may reconsider the magistrate judge's order stating that the crime-fraud exception did not apply, which order had been reversed by Judge Sarokin's ruling, or alternatively may remand the proceedings to the magistrate judge for his reconsideration. On September 14, 1992, Judge Sarokin, as directed, vacated his February 6, 1992 opinion and orders in Haines. Plaintiff's allegations in Haines may be similar to allegations which have been made in other actions in which ATCO is a defendant. ATCO has been advised that the United States Attorney for the Eastern District of New York has commenced a criminal investigation in connection with activities relating to The Council for Tobacco Research following the February 6, 1992 opinion in Haines. It is not possible to predict the outcome of the investigation.

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

- ------    -----------------

Third Circuit in Haines discussed above, Judge Sarokin removed himself from the Cipollone case. On November 5, 1992, plaintiff voluntarily dismissed the Cipollone case with prejudice. Counsel for plaintiff in Cipollone also represented the plaintiffs in Smith, et al. v. R.J. Reynolds Tobacco Co., et al. (described under paragraph (a)(i) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) and the plaintiff in Haines. On December 2, 1992, plaintiffs' counsel in Smith filed a motion to withdraw as counsel of record; that motion was granted on January 8, 1993. Plaintiffs appealed the ruling. On August 9, 1993, the Appellate Division of the New Jersey Superior Court vacated the lower court's ruling which had permitted plaintiffs' counsel to withdraw. The appellate court directed that the trial court convene a hearing on plaintiffs' counsel's motion to withdraw. Plaintiff's counsel in Haines also sought to withdraw and be substituted by new counsel. The motion to withdraw in Haines, however, was denied by United States District Judge Lechner on January 26, 1993. Counsel appealed. Argument on that appeal was heard before the Court of Appeals for the Third Circuit on September 22, 1993.

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

- ------    -----------------

Registrant's financial condition. If, however, there were to be a significant increase in such litigation, the increased financial burden could be material. See note 10 "Pending Litigation" in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.

          ATCO's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, ATCO has meritorious defenses to the above-mentioned actions and threatened actions. The actions will be vigorously defended on the merits.

          With regard to proceedings of the above-described type terminated since April 1, 1994, four cases have been dismissed in addition to those whose termination was previously reported in Part II, Item 1(a) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994: Voth v. Forsyth Tobacco Products, et al., which was previously pending in the United States District Court for the District of Oregon and instituted on August 10, 1993, was dismissed with prejudice on May 31, 1994; Haight v. The American Tobacco Company, et al., which was previously pending in the Circuit Court of Kanawha County, State of West Virginia and instituted on May 30, 1984, was dismissed without prejudice on June 1, 1994; Rothgeb, et al. v. The American Tobacco Company, et al., which was previously pending in the District Court of Travis County, State of Texas and instituted on June 9, 1986, was voluntarily dismissed with prejudice on June 2, 1994; and Dyer, et al. v. American Tobacco Company, Inc., et al., which was previously pending in the District Court of Travis County, State of Texas and instituted on December 20, 1985, was voluntarily dismissed with prejudice on July 5, 1994. One case, Higley v. Philip Morris, Inc., et al., which was previously pending in the United States District Court for the Southern District of California and instituted on March 31, 1994, was consolidated with Allman v. Philip Morris, Inc., et al. on April 29, 1994.

          With regard to proceedings of the above-described type initiated since April 1, 1994, eight new cases have been filed: Estate of Burl Butler v. Philip Morris, Inc., et al., Circuit Court of Jones County, State of Mississippi, May 12, 1994; Moore v. The American Tobacco Company, et al., United States District Court for the Southern District of Mississippi, May 23, 1994; Burton v. R. J. Reynolds Tobacco Co., et al., United States District Court for the District of Kansas, May 25, 1994; Collins v. R.J. Reynolds Tobacco Company, et al., United States District Court for the District of South Carolina, June 2, 1994; Jensen v. American Brands, United States District Court for the Eastern District of Michigan, June 9, 1994; Tompkins v. American Brands, Inc., et al., United States District Court for the Northern District of Ohio, June 24, 1994; Jacks v. The American Tobacco Company, et al., Circuit Court of Washington County, State of Mississippi, June 30, 1994; and Gilboy v. R.J. Reynolds Tobacco Company, et al., United States District Court for the Middle District of Louisiana, August 1, 1994.

          (ii) Reference is made to the discussion in paragraph (a)(ii) of
Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and Part II, Item 1(a)(i) of

Item 1.   LEGAL PROCEEDINGS.  (concluded)
- ------    -----------------

Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994. An application for Judicial Review of the refusal to grant to approximately 225 prospective plaintiffs legal aid to prepare and file smoking and health lawsuits against tobacco manufacturers, including Gallaher, has been decided. At a hearing in the High Court of Justice on April 22, 1994, Mr. Justice Turner ruled that the tobacco manufacturers, including Gallaher, were not entitled to participate in the judicial review proceedings as parties "directly affected" within the meaning of Order 53 of the Rules of the Supreme Court. On or about June 2, 1994, Justice Popplewell ruled that the Legal Aid Board had applied inconsistent procedural standards in refusing to grant 225 prospective plaintiffs legal aid and recommended their applications for reconsideration.

          (b) Reference is made to the discussion of People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., and the related action, Natural Resources Defense Council, et al. v. Price Pfister, Inc., et al., in paragraph (d) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The plaintiffs in both actions moved for injunctive relief to require certain of the defendants to provide prescribed warnings. In Natural Resources Defense Council, the court refused to issue any order regarding the motion pending resolution of defendants' demurrer challenging plaintiffs' standing to bring the action, which demurrer was filed on April 16, 1993. By order dated May 10, 1994, the court ruled that the plaintiffs, the Natural Resources Defense Council and the Environmental Law Foundation, have standing to sue with respect to non-residential faucets only, and also ruled that the plaintiffs are not entitled to restitution, compensatory damages or punitive damages. In Lungren, on April 16, 1993, defendants filed a demurrer in respect of plaintiffs' claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. On May 5, 1994, the court sustained the demurrer that water from faucets does not constitute a prohibited "discharge" within the meaning of the statute. On or about May 25, 1994, the Attorney General appealed the demurrer decision, and on July 25, 1994, the California Court of Appeals issued a show cause order why the peremptory writ of mandate requested by the plaintiffs should not issue and indicated that it will hear arguments and issue a formal opinion on the discharge issue. These actions will be vigorously contested.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------    ---------------------------------------------------

          (a)  The Annual Meeting of Stockholders was held on May 3, 1994.

          (c)(i) The Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The four

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  (continued)
- ------    ---------------------------------------------------

nominees for Class II directors, Mr. Eugene R. Anderson, Dr. Patricia O. Ewers, Mr. John W. Johnstone, Jr. and Mr. Wendell J. Kelley, were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:

          (A) Mr. Anderson: 175,387,519 votes for and 5,205,481 votes withheld;

          (B) Dr. Ewers: 175,059,131 votes for and 5,533,870 votes withheld;

          (C) Mr. Johnstone: 175,299,134 votes for and 5,293,867 votes withheld;

          (D) Mr. Kelley: 175,360,680 votes for and 5,232,320 votes withheld.

          (c)(ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect Coopers & Lybrand independent accountants of Registrant for the year 1994 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 176,442,180 affirmative votes; 1,863,263 negative votes; and 2,287,558 votes abstained.

          (c)(iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve amendments to the American Brands, Inc. 1990 Long-Term Incentive Plan to be effective as of January 1, 1994 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 108,866,540 affirmative votes; 49,859,230 negative votes; 4,672,215 votes abstained; and 17,195,015 broker non-votes.

          (c)(iv) A proposal (designated Item 4 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve an amendment to the American Brands, Inc. 1986 Stock Option Plan to be effective as of January 1, 1994 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 132,085,795 affirmative votes; 44,253,665 negative votes; and 4,282,191 votes abstained.

          (c)(v) A proposal (designated Item 5 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve amendments to the executive incentive compensation program contained in Article XII of Registrant's By-laws to be effective for 1994 and subsequent years was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 145,406,135 affirmative votes; 30,847,456 negative votes; and 4,339,408 votes abstained.

          (c)(vi) A proposal (designated Item 6 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  (concluded)
- ------    ---------------------------------------------------

approve amendments to the Profit-Sharing Plan of American Brands, Inc. to be effective as of January 1, 1994 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 163,103,301 affirmative votes; 13,405,122 negative votes; and 4,084,577 votes abstained.

          (c)(vii) A proposal (designated Item 7 and set forth in Registrant's Proxy Statement) requesting the elimination of election of directors by classes was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 99,517,442 negative votes; 59,064,835 affirmative votes; 4,815,708 votes abstained; and 17,195,016 broker non-votes.

          (c)(viii) A proposal (designated Item 8 and set forth in Registrant's Proxy Statement) requesting the cancellation of Company pensions for outside directors was defeated by a majority of the combined votes cast by the holders of Registrant's Common stock and $2.67 Convertible Preferred Stock voting thereon: 114,428,537 negative votes; 43,578,036 affirmative votes; 5,390,696 votes abstained; and 17,195,731 broker non-votes.

          (c)(ix) A proposal (designated Item 9 and set forth in Registrant's Proxy Statement) requesting establishment of minimum stock ownership requirements for senior managers and outside directors was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 141,913,890 negative votes; 14,958,601 affirmative votes; 6,522,563 votes abstained; and 17,197,947 broker non-votes.

          (c)(x) A proposal (designated Item 10 and set forth in Registrant's Proxy Statement) requesting implementation of the MacBride Principles was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 133,527,810 negative votes; 16,376,103 affirmative votes; 13,491,138 votes abstained; and 17,197,949 broker non-votes.

          (c)(xi) A proposal (designated Item 11 and set forth in Registrant's Proxy Statement) requesting a report on promotion of lower-priced cigarettes to African-Americans and low-income persons was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:
141,944,320 negative votes; 8,030,731 affirmative votes; 13,415,503 votes abstained; and 17,202,447 broker non-votes.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
- ------    --------------------------------

          (a)  Exhibits.
               --------

               3(ii)a.   By-law amendment adopted May 3, 1994 effective May
                         3, 1994.

               3(ii)b.   By-laws of Registrant, as amended effective May 3,
                         1994.

               10a. 1990 Long-Term Incentive Plan of American Brands, Inc., as amended and restated.

               10b. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b3 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993.

               12. Statement re computation of ratio of earnings to fixed charges.

               15. Letter from Coopers & Lybrand L.L.P. dated August 11, 1994 re unaudited financial information.

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

          Registrant filed a Current Report on Form 8-K, dated July 25, 1994, in respect of Registrant's press release dated July 25, 1994 announcing Registrant's financial results for the three-month and six-month periods ended June 30, 1994 (Items 5 and 7(c)).

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

                                             AMERICAN BRANDS, INC.
                                             ---------------------
                                                  (Registrant)








Date:  August 11, 1994                       By   A. Henson
       ---------------                       -----------------------------
                                             A. Henson
                                             Executive Vice President and
                                             Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




                                                           Sequentially
Exhibit                                                   Numbered Page
- -------                                                   -------------


  3(ii)a.  By-law amendment adopted May 3, 1994
           effective May 3, 1994.

  3(ii)b.  By-laws of Registrant, as amended effective
           May 3, 1994.

  10a.     1990 Long-Term Incentive Plan of American
           Brands, Inc., as amended and restated.

  10b.     Amendment to 1986 Stock Option Plan of
           American Brands, Inc. constituting Exhibit
           10b3 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993.

  12.      Statement re computation of ratio of
           earnings to fixed charges.

  15.      Letter from Coopers & Lybrand L.L.P. dated
           August 11, 1994 re unaudited financial
           information.

  23.      Consent of Counsel, Chadbourne & Parke.