Form 10-Q
period 1994-09-30
AMERICAN BRANDS INC /DE/
filed 1994-11-08
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                      Commission file number 1-9076
ended September 30, 1994

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at October 31, 1994 was 201,390,682 shares.

                      PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.
- ------    --------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                               (In millions)

                                            September 30,    December 31,
                                                1994             1993
                                            ------------     ------------
                                             (Unaudited)

Assets

  Consumer products and corporate

     Current assets
       Cash and cash equivalents            $    92.6        $    62.5
       Accounts receivable, net               1,334.4          1,241.6
       Inventories                            1,702.7          2,043.2
       Other current assets                     279.4            385.8
                                            ---------        ---------
          Total consumer products and
            corporate current assets          3,409.1          3,733.1

     Property, plant and equipment, net       1,386.3          1,472.1

     Intangibles resulting from
       business acquisitions, net             3,578.0          3,637.9

     Other assets                               414.6            379.4
                                            ---------        ---------
       Total consumer products and
          corporate assets                    8,788.0          9,222.5
                                            ---------        ---------

  Life insurance

     Investments                              6,238.8          5,808.8

     Cash and cash equivalents                   92.7             79.1

     Deferred policy acquisition costs          499.3            470.5

     Present value of future profits, net       177.2            170.0

     Other assets                               364.9            588.1
                                            ---------        ---------
       Total life insurance assets            7,372.9          7,116.5
                                            ---------        ---------
          Total assets                      $16,160.9        $16,339.0
                                            =========        =========

         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                  (In millions, except per share amounts)

                                            September 30,    December 31,
                                                1994             1993
                                            ------------     ------------
                                             (Unaudited)
Liabilities and stockholders' equity

  Consumer products and corporate
     Current liabilities
       Notes payable to banks                $   167.7       $   298.9
       Commercial paper                          300.8           711.3
       Accounts payable, accrued expenses
          and other liabilities                1,051.4         1,248.5
       Accrued excise and other taxes          1,077.6           726.3
       Current portion of long-term debt         303.6           172.7
                                             ---------       ---------
          Total consumer products and
            corporate current liabilities      2,901.1         3,157.7

     Long-term debt                            2,120.5         2,492.4
     Deferred income taxes                       121.8           124.7
     Postretirement and other liabilities        511.3           520.3
                                             ---------       ---------
          Total consumer products and
            corporate liabilities              5,654.7         6,295.1
                                             ---------       ---------
  Life insurance
     Policy reserves and claims                2,723.8         2,553.4
     Investment-type contract deposits         2,849.1         2,732.3
     Other liabilities                           447.3           486.8
                                             ---------       ---------
          Total life insurance liabilities     6,020.2         5,772.5
                                             ---------       ---------
  $2.67 Convertible Preferred stock -
     redeemable at Company's option               16.0            17.1
                                             ---------       ---------
  Common stockholders' equity
     Common stock, par value $3.125 per
      share, 229.6 shares issued                 717.4           717.4
     Paid-in capital                             170.6           173.3
     Unrealized (depreciation) appreciation
      on available-for-sale investments           (7.0)            5.3
     Foreign currency adjustments               (234.6)         (317.4)
     Retained earnings                         4,556.3         4,393.4
     Treasury stock, at cost                    (732.7)         (717.7)
                                             ---------       ---------
       Total Common stockholders' equity       4,470.0         4,254.3
                                             ---------       ---------
          Total liabilities and
              stockholders' equity           $16,160.9       $16,339.0
                                             =========       =========

         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
           for the Nine Months Ended September 30, 1994 and 1993
          ------------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)

                                                  1994          1993
                                               ----------     ---------
Revenues
 Consumer products                             $ 9,396.4      $9,120.6
 Life insurance                                    785.3         765.0
                                               ---------      --------
                                                10,181.7       9,885.6
                                               ---------      --------
Operating expenses
 Cost of products sold                           2,862.7       2,659.0
 Excise taxes on products sold                   3,825.1       3,796.5
 Insurance benefits                                540.1         473.4
 Advertising, selling and
  administrative expenses
     Consumer products                           1,738.5       1,722.0
     Life insurance                                139.3         134.5
 Amortization of intangibles                        80.9          69.7
 Restructuring charges, net                            -          35.2
                                               ---------      --------
                                                 9,186.6       8,890.3
                                               ---------      --------
Operating income                                   995.1         995.3
                                               ---------      --------
Interest and related charges                       177.9         183.8
Corporate administrative expenses                   52.7          50.7
Other expenses (income), net                         6.4          (5.9)
                                               ---------      --------
                                                   237.0         228.6

Income before income taxes                         758.1         766.7

Income taxes                                       293.1         283.3
                                               ---------      --------
Income before cumulative effect of
 accounting changes                                465.0         483.4

Cumulative effect of accounting changes
 (net of income taxes of $124)                         -        (201.0)
                                               ---------      --------
Net income                                     $   465.0      $  282.4
                                               =========      ========







         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
     for the Nine Months Ended September 30, 1994 and 1993 (Concluded)
    ------------------------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)


                                                   1994         1993
                                                  ------       ------


Earnings per Common share
 Primary
     Income before cumulative effect of
      accounting changes                          $2.30         $2.39
     Cumulative effect of accounting changes          -          (.99)
                                                  -----         -----
     Net income                                   $2.30         $1.40
                                                  =====         =====
 Fully diluted
     Income before cumulative effect of
      accounting changes                          $2.25         $2.33
     Cumulative effect of accounting changes          -          (.95)
                                                  -----         -----
     Net income                                   $2.25         $1.38
                                                  =====         =====


Dividends paid per Common share                 $1.4925       $1.4775
                                                =======       =======
Average number of Common shares
 outstanding during each period
  Primary                                         201.6         201.8
                                                  =====         =====
  Fully diluted                                   213.6         213.7
                                                  =====         =====


















         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
          for the Three Months Ended September 30, 1994 and 1993
         --------------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)
                                                  1994          1993
                                               ----------    ----------
Revenues
 Consumer products                              $3,354.6      $3,046.2
 Life insurance                                    300.9         255.8
                                                --------      --------
                                                 3,655.5       3,302.0
                                                --------      --------
Operating expenses
 Cost of products sold                             974.0         906.8
 Excise taxes on products sold                   1,456.5       1,319.8
 Insurance benefits                                220.1         162.8
 Advertising, selling and
  administrative expenses
     Consumer products                             589.3         565.3
     Life insurance                                 42.8          45.4
 Amortization of intangibles                        27.4          23.9
 Restructuring charge                                  -          30.0
                                                --------      --------
                                                 3,310.1       3,054.0
                                                --------      --------
Operating income                                   345.4         248.0
                                                --------      --------
Interest and related charges                        56.8          60.1
Corporate administrative expenses                   24.0          26.5
Other expenses (income), net                         1.5           0.8
                                                --------      --------
                                                    82.3          87.4

Income before income taxes                         263.1         160.6

Income taxes                                       111.2          75.6
                                                --------      --------
Net income                                      $  151.9      $   85.0
                                                ========      ========
Earnings per Common share
  Primary                                           $.75          $.42
                                                    ====          ====
  Fully diluted                                     $.73          $.42
                                                    ====          ====
Dividends paid per Common share                     $.50        $.4925
                                                    ====        ======
Average number of Common shares
 outstanding during each period
  Primary                                          201.3         201.7
                                                   =====         =====
  Fully diluted                                    213.3         213.5
                                                   =====         =====

         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           for the Nine Months Ended September 30, 1994 and 1993
          ------------------------------------------------------
                               (In millions)
                                (Unaudited)          1994        1993
                                                   --------    --------
Operating activities
 Net income                                        $  465.0   $  282.4
 Changes in accounting principles                         -      201.0
 Depreciation and amortization                        235.9      219.1
 Loss (gain) on dispositions and investments, net       2.1      (76.7)
 (Increase) decrease in accounts receivable           (57.8)     146.0
 Decrease in inventories                              334.3       49.8
 Decrease in accounts payable, accrued
  expenses and other liabilities                     (172.0)    (106.8)
 Increase in accrued excise & other taxes             312.3       50.5
 Increase in insurance policy and investment-
  type contract related liabilities                   295.3      227.9
 Purchase of trading securities                      (229.8)         -
 Proceeds from sale of trading securities             235.6          -
 Other operating activities, net                        9.1       91.9
                                                   --------   --------
  Net cash provided from operating activities       1,430.0    1,085.1
                                                   --------   --------
Investing activities
 Additions to property, plant and equipment          (124.9)    (157.3)
 Acquisition                                          (14.4)    (107.2)
 Proceeds from sale of operations, net of cash        123.4          -
 Purchases of investments                            (714.4)  (1,691.3)
 Proceeds from the maturity, call and sale
  of investments                                      462.3    1,308.4
 Other investing activities, net                        9.2       14.6
                                                   --------   --------
  Net cash used by investing activities              (258.8)    (632.8)
                                                   --------   --------
Financing activities
 Deposits on annuity and other financial products     250.8      294.5
 Withdrawals of annuity and other
  financial products                                 (254.0)    (193.5)
 Decrease in short-term debt                         (558.0)      (0.5)
 Issuance of long-term debt                            34.6      164.9
 Repayment of long-term debt                         (293.9)    (391.4)
 Dividends to stockholders                           (302.1)    (299.4)
 Other financing activities, net                      (18.7)     (63.0)
                                                   --------   --------
  Net cash used by financing activities            (1,141.3)    (488.4)
                                                   --------   --------
Effect of foreign exchange rate changes on cash        13.8       (9.3)
                                                   --------   --------
  Net increase (decrease) in total cash and
     cash equivalents                                  43.7      (45.4)
Total cash and cash equivalents at beginning
  of period                                           141.6      140.2
                                                   --------   --------
Total cash and cash equivalents at end of period   $  185.3   $   94.8
                                                   ========   ========
         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Principles of Consolidation

       The condensed consolidated balance sheet as of September 30, 1994, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1994 and 1993 are unaudited.
     In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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


2.   Accounting Changes

       On December 31, 1993, the Company elected early adoption of FAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requiring, among other things, that trading securities purchased with the intent of being sold in the near term be carried at fair value and the applicable unrealized gains and losses be recorded in income.

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
                                     ====     ====          ====


3.   Pending Disposition

       On April 26, 1994, the Company announced that it entered into an agreement for the sale of The American Tobacco Company to B.A.T Industries, PLC for a price of $1 billion, which would be largely tax free. The proceeds from the sale could be used for share purchases, debt reduction, strategic acquisitions or other general corporate purposes. The transaction is subject to conditions, including review by government antitrust agencies. The Federal Trade Commission is challenging the sale and is seeking to enjoin it in court.

       On April 26, 1994, the Company's subsidiary in the U.K., Gallaher Limited, agreed to the sale to B.A.T Industries, PLC of its Silk Cut trademark rights outside of Europe in exchange for a long-term manufacturing arrangement. This transaction is contingent upon the completion of the sale of The American Tobacco Company.

       American Tobacco's revenues and operating income were as follows (in millions):


                                 Nine Months Ended           Year Ended
                                   September 30,         December 31, 1993
                                ------------------       -----------------
                                  1994      1993
                                 ------    ------

     Revenues                  $1,207.4   $1,143.1            $1,501.5
                               ========   ========            ========
     Operating income            $174.2     $158.7              $169.2
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

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Disposition

       On July 12, 1994, Dollond & Aitchison Group PLC, a United Kingdom-based subsidiary of Gallaher Limited, was sold for a total consideration of about 94 million pounds ($146 million), which approximated the carrying value of the company.


5.   Acquisitions

       During the fourth quarter of 1993, Whyte & Mackay, a subsidiary of Gallaher Limited, completed its acquisition of Invergordon Distillers Group PLC by purchasing the remaining 58.7% of the outstanding shares of Invergordon. In 1991, Whyte & Mackay acquired 41.3% of the outstanding shares of Invergordon. The aggregate cost of Invergordon of $599.1 million exceeded the fair value of net assets acquired by $492.9 million. The financial statements for prior periods were not restated because the effect was not material. Operations, including the effect of the application of the equity method to prior periods, were consolidated from December 1, 1993.

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


6.   Inventories

       The components of inventories are as follows (in millions):

                                             September 30,    December 31,
                                                 1994             1993
                                            ---------------   ------------
     Leaf tobacco                              $  446.3        $  477.7
     Bulk whiskey                                 362.7           359.3
     Other raw materials, supplies and work
       in process                                 290.5           306.9
     Finished products                            603.2           899.3
                                               --------        --------
                                               $1,702.7        $2,043.2
                                               ========        ========

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   The Franklin Life Insurance Company


       Summarized income statement data for Franklin (in millions):


                                     Nine Months Ended  Three Months Ended
                                       September 30,      September 30,
                                     -----------------  ------------------
                                        1994      1993     1994      1993
                                       ------    ------   ------    ------

     Revenues
      Premiums                         $381.9   $329.1    $160.1    $110.6
      Net investment income             356.4    347.3     118.3     117.1
      Investment gains (losses)          (4.3)    51.3       5.6      11.9
      Other income                       51.3     37.3      16.9      16.2
                                       ------   ------    ------    ------
                                        785.3    765.0     300.9     255.8
                                       ------   ------    ------    ------

     Insurance benefits                 540.1    473.4     220.1     162.8
     Advertising, selling and
      administrative expenses           139.3    134.5      42.8      45.4
     Amortization of intangibles and
      present value of future profits     9.0      8.4       3.3       2.8
                                       ------   ------    ------    ------
                                        688.4    616.3     266.2     211.0
                                       ------   ------    ------    ------
     Operating income                    96.9    148.7      34.7      44.8
     Income taxes                        37.0     54.5      11.9      18.8
                                       ------   ------    ------    ------
     Income before cumulative effect
      of accounting change               59.9     94.2      22.8      26.0
     Cumulative effect of accounting
      change (net of income taxes
      of $10.9)                             -    (20.6)        -         -
                                       ------   ------    ------    ------
     Net income                        $ 59.9   $ 73.6    $ 22.8    $ 26.0
                                       ======   ======    ======    ======

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   The Franklin Life Insurance Company (Concluded)

       Summarized cash flow data for Franklin (in millions):

                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                      1994        1993
                                                     -------    -------

     Net cash provided from operating activities    $ 310.0    $  249.2
                                                    -------    --------
     Investing activities
      Additions to property and equipment              (3.3)       (4.1)
      Purchase of investments                        (714.4)   (1,691.3)
      Proceeds from sale of investments                   -       249.0
      Proceeds from maturity and call of
        investments                                   462.3     1,059.4
                                                    -------    --------
      Net cash used by investing activities          (255.4)     (387.0)
                                                    -------    --------
     Financing activities
      Dividends to parent                             (37.8)      (34.8)
      Deposits on annuity and other
        financial products                            250.8       294.5
      Withdrawals of annuity and other
        financial products                           (254.0)     (193.5)
                                                    -------    --------
      Net cash (used) provided by financing
        activities                                    (41.0)       66.2
                                                    -------    --------
     Net increase (decrease) in cash and cash
      equivalents                                   $  13.6    $  (71.6)
                                                    =======    ========

8.   Credit Facilities

       The Company extended to June 15, 1999 the expiration dates of revolving credit agreements maintained by the Company with various banks providing for unsecured committed borrowings of up to $4 billion, including $1 billion in various Eurocurrencies. Other terms of the agreements remained unchanged.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Supplementary Profit and Loss Information

       Federal and foreign excise taxes included in consumer products revenues (in millions):
                                  Nine Months              Three Months
                              Ended September 30,      Ended September 30,
                              ------------------        ------------------
                                1994        1993          1994      1993
                               ------      ------        ------    ------

     International tobacco   $3,185.0    $3,190.1      $1,235.2  $1,117.1
     Domestic tobacco           313.8       263.9         101.1      86.6
     Distilled spirits          326.3       342.5         120.2     116.1
                             --------    --------      --------  --------
                             $3,825.1    $3,796.5      $1,456.5  $1,319.8
                             ========    ========      ========  ========



       Restructuring charges, net, for the nine-month period ended September 30, 1993 included workforce reduction provisions of $44 million in domestic tobacco and $16.7 million in international tobacco, partly offset by a $25.5 million gain in domestic tobacco on the assignment of trademarks. The restructuring charge for the three-month period ended September 30, 1993 reflected a $30 million workforce reduction provision in domestic tobacco.

       The higher effective income tax rate for the nine-month period ended September 30, 1994 reflected lower reversals of tax provisions no longer required. For the three-month period ended September 30, 1994, the lower effective income tax rate reflected last year's higher taxes relating to foreign operations and the proportionally greater impact of nondeductible goodwill on reduced income.


10.  Earnings Per Share

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

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


11.  Pending Litigation

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


12.  Environmental

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

                     REPORT OF INDEPENDENT ACCOUNTANTS


                           --------------------



     To the Board of Directors of American Brands, Inc.:


       We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of September 30, 1994, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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






                                             COOPERS & LYBRAND L.L.P.

     1301 Avenue of the Americas
     New York, New York
     November 8, 1994

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------- AND RESULTS OF OPERATIONS.
        -----------------------------------------------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                  --------------------------------------

Results of Operations for Nine Months Ended September 30, 1994 as Compared
                  to Nine Months Ended September 30, 1993
  -----------------------------------------------------------------------

                                Revenues             Operating Income
                         ----------------------    -------------------
                            1994        1993         1994        1993
                           ------      ------       ------      ------
                                           (In millions)

Tobacco products
 International         $ 4,153.8     $4,163.9      $358.6       $343.3
 Domestic                1,207.4      1,143.1       174.2        158.7
                       ---------     --------      ------       ------
  Total Tobacco          5,361.2      5,307.0       532.8        502.0
                       ---------     --------      ------       ------
Distilled spirits          839.4        808.2       123.7        124.6
Life insurance             785.3        765.0        96.9        148.7
Hardware and home
 improvement products      932.3        806.9       130.7        113.5
Office products            725.7        682.4        36.6         31.3
Specialty businesses     1,537.8      1,516.1        74.4         75.2
                       ---------     --------      ------       ------
  Total Nontobacco       4,820.5      4,578.6       462.3        493.3
                       ---------     --------      ------       ------
                       $10,181.7     $9,885.6      $995.1       $995.3
                       =========     ========      ======       ======

CONSOLIDATED
- ------------

Revenues increased 3% while operating income declined slightly. Tobacco products revenues increased 1%. Domestic tobacco revenues increased 6%, primarily from volume gains, partly offset by price changes reflecting the industrywide list price reductions in August 1993. International tobacco revenues declined slightly, primarily due to volume declines reflecting the impact of the November 1993 U.K. government budget announcement, partly offset by higher excise taxes. Record nontobacco revenues increased 5%, primarily due to new products, the acquisition of Invergordon and price increases, partly offset by the effects of the sale of the optical group in July 1994 and volume declines. Tobacco products operating income rose 6%, primarily from favorable comparisons to last year's $35.2 million restructuring charges and $29.5 million in domestic tobacco trade inventory buydown costs. Last year's restructuring charges included $60.7 million related to tobacco workforce reduction programs, partly offset by a $25.5 million gain on the assignment of domestic tobacco trademarks. Nontobacco operating income declined 6%, principally reflecting an unfavorable change in investment gains/losses in life insurance.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

CONSOLIDATED (Continued)
- ------------

The increase in the effective income tax rate to 38.7% from 37% in 1993 reflected lower reversals of tax provisions no longer required.

Net income was $465 million, or $2.30 per Common share, for the nine months ended September 30, 1994, compared to net income of $282.4 million, or $1.40 per share, and income before accounting changes of $483.4 million, or $2.39 per share, last year. Last year included a one-time charge related to the adoption of FAS Statements No. 106 and 112.

Despite intense competition, international tobacco is expected to achieve operating income growth for the full year. In distilled spirits, in spite of widespread competitive conditions creating pressure on pricing and margins, modest growth in operating income is anticipated for 1994.

Overall for American Brands, last year's results benefited from extraordinarily high investment gains at Franklin Life of $93 million, including $41 million in the fourth quarter, compared with a loss of $4 million for the first nine months of 1994. Conversely, last year's net income included a $198 million charge related to the adoption of FAS Statements No. 106, 112 and 115. The Company anticipates that earnings per share excluding these items will increase for the year, though reported earnings per share before accounting changes may well show a modest decline.

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

The Company is involved in proceedings concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. As of November 7, 1994 various subsidiaries of the Company had been designated as potentially responsible parties under "Superfund" or similar state laws with respect to 41 sites. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management compliance with the present environmental protection

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


CONSOLIDATED (Concluded)
- ------------

laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company's competitive position, financial condition or results of operations.


Tobacco Products
- ----------------

Worldwide tobacco revenues increased 1% and operating income increased 6%; total cigarette units increased 6.2%.

International tobacco revenues in sterling were down 2% on a 14.3% decrease in U.K. cigarette unit sales, partly offset by price increases principally resulting from higher U.K. tobacco taxes and a substantial unit increase in export sales, mainly on increased periodic shipments to the CIS and increased shipments of Benson and Hedges to Europe. U.K. cigarette industry volume declined about 10% and the underlying consumer demand is estimated to have declined in the area of 3.2%. A change in the timing of the U.K. budget announcement has significantly impacted U.K. cigarette unit sales. The November 30, 1993 U.K. budget announcement had the effect of drawing sales into the fourth quarter of 1993 from 1994's first quarter. Despite this adverse effect, which was partly offset by manufacturers' price increases in April 1994 and August 1993, Gallaher maintained its position as the number 1 tobacco company in the U.K. and its 40% estimated share of consumer sales. Operating income in sterling increased 2%, primarily on improved gross margins and favorable comparison to last year's workforce reduction provisions, partly offset by increased marketing costs on export expansion and increased support for Benson and Hedges Special Filter and higher administrative costs. Last year's marketing expenses included significant expenditures associated with the launch in January 1993 of Benson and Hedges Superkings. In dollars, revenues declined slightly and operating income increased 4% reflecting translation at higher average exchange rates.

Domestic tobacco revenues increased 6% reflecting increased volume and favorable comparison to last year's $29.5 million reduction related to a buydown of trade inventories, partly offset by the effects of the August 1993 list price reductions. American Tobacco's U.S. unit shipments increased 17.4% while industry shipments increased 8.2%, although these numbers are distorted by comparisons to last year's disrupted market conditions. American Tobacco increased its market share for the nine months to 7.23% from 6.66% last year. For the latest twelve months, American Tobacco's market share was 7.17%, compared to 6.80% last year. Unit sales of the more profitable premium brands increased 6.6%, but continue to lag the industry's performance. The underlying decline in these brands has been in excess of the overall industry decline in recent years. The industry's less profitable price-value category, comprising

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Tobacco Products (Continued)
- ----------------

discount and deep discount brands, accounted for approximately 37% of the market in 1993 and about 33% for the first nine months of 1994. Price-value brands accounted for 56% of American Tobacco's U.S. unit sales in this year's nine months, compared to 52% in 1993's like period. American Tobacco's price-value brands increased 27.5% as discount and deep discount brands increased 39.2% and 7.7%, respectively. The discount brand increase reflected a strong unit performance by Montclair and Misty resulting from increased marketing support, while the deep discount increase largely reflected the introduction of Summit in March 1993. Operating income increased 10% on volume increases, favorable comparison to last year's $29.5 million in trade inventory buydown costs, favorable effects of workforce reductions and lower general and administrative expenses, partly offset by lower prices, a less favorable product mix, an unfavorable comparison to last year's gain on the assignment of trademarks and higher marketing expenses.

Domestic tobacco will continue to be consolidated in American Brands' results pending consummation of the sale of The American Tobacco Company to B.A.T Industries, PLC. The transaction is subject to conditions, including review by government antitrust agencies. The Federal Trade Commission is challenging the sale and is seeking to enjoin it in court.


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

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Tobacco Products (Concluded)
- ----------------

against liability. While the statute does not mention the tobacco industry by name, supporters of the legislation were reported as saying that tobacco manufacturers were the target of the legislation. On July 10, 1994, the governor of Massachusetts signed legislation authorizing the state's attorney general to sue cigarette manufacturers to recover medical assistance payments made by the state to individuals for which the cigarette manufacturers may be liable. Other states are considering legislation authorizing the recovery of medical assistance that they have provided as well as considering the commencement of actions seeking such recovery. It is not possible to predict the impact of such legislation or actions on American Tobacco or the industry.


Distilled Spirits
- -----------------

Worldwide revenues increased 4%, while operating income declined 1%.

Beam's revenues were down 4%, principally on lower domestic volume. Estimated depletions of Beam's major brands from distributors to retailers declined 2.5% in the U.S., in line with industry trends. Beam's international revenues increased 21%. Total branded case sales were down 3.1% reflecting a 7.4% decline in domestic branded case sales tempered by a 17.1% increase in international branded case sales. Operating income increased 1% as a result of lower media advertising and increased international shipments at higher margins, largely offset by the reduced domestic volume and higher international selling costs related to market development.

Whyte & Mackay's revenues in sterling increased 37% on the inclusion of Invergordon, consolidated beginning December 1, 1993. Total unit volume was up 125.6%. Excluding Invergordon, U.K. and total volume declined 16.7% and 10.6%, respectively, reflecting a more competitive environment. Operating income in sterling declined 27% as last year included a dividend from Invergordon. Excluding the dividend, operating income in sterling was up 45% on the inclusion of Invergordon.


Life Insurance
- --------------

Revenues increased 3% reflecting higher premiums and net investment income, partly offset by an unfavorable change in investment gains/losses. The increase in premiums reflected the acquisition by assumption reinsurance of a large block of business in the third quarter of 1994, principally ordinary life policies. The $55.6 million unfavorable change in investment gains/losses reflected substantially lower gains from high coupon bond

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Life Insurance (Concluded)
- --------------

redemptions and an unfavorable change in gains/losses from equity securities (including the favorable effects from adoption of FAS Statement No. 115). Although investment gains/losses and redemptions are dependent on market conditions and cannot be predicted, bond redemption gain comparisons are likely to be unfavorable for the remainder of the year.
FAS Statement No. 115, which requires inclusion of market fluctuations on the trading portfolio in income, may continue to add increased volatility to future results. Operating income declined 35%, principally reflecting the unfavorable change in investment gains/losses. Excluding the investment gains/losses, operating income increased 4% on higher revenues, lower dividends to policyholders and benefit from the reversal of an accounting reserve related to a disposed operation, partly offset by higher policy reserves and expenses related to a reengineering project.


Hardware and Home Improvement Products
- --------------------------------------

Record revenues increased 16% on new products, volume gains and price increases. All four companies achieved record revenues. The major contributors with substantial increases were Moen, up on volume gains, price increases and favorable product mix, Aristokraft, up on price and volume increases including new products, and Waterloo, up on higher volume. Master Lock was up on increased volume. Record operating income was up 15% on revenue gains, partly offset by higher raw material costs at Aristokraft and higher marketing and other operating expenses at Moen.


Office Products
- ---------------

Record revenues increased 6% on benefits from new products and volume gains. ACCO continued to achieve share increases in the fast-growing retail channels and is well positioned for further growth. Operating income increased 17% principally on volume gains and improved operating margins.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Specialty Businesses
- --------------------

Specialty businesses revenues were as follows (in millions):


                                                   Nine Months Ended
                                                     September 30,
                                                  -------------------
                                                    1994        1993
                                                   -------     ------
     Golf products                               $  417.5     $  375.9
     Optical goods and services                     206.3        278.1
     Retail distribution                            918.9        967.4
     Housewares                                      60.7         67.7
     Rubber products                                 43.2         40.5
     Other                                            5.0          5.1
                                                 --------     --------
                                                  1,651.6      1,734.7
     Less intersegment elimination                  113.8        218.6
                                                 --------     --------
                                                 $1,537.8     $1,516.1
                                                 ========     ========


Revenues increased 1% and operating income decreased 1%.

Record golf products revenues and operating income were up 11% and 14%, respectively. The increases primarily resulted from new golf ball products and strong volume gains in shoes and gloves. Operating income was also impacted by increased marketing and other operating expenses.

In sterling, operating income from foreign businesses declined 68%. Excluding optical, which was sold on July 12, 1994, operating income declined 1.5 million pounds, principally in retail distribution on volume declines, partly offset by price increases and lower marketing and administrative expenses. In dollars, the operating income percent change approximated the sterling result.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided from operating activities of $1.4 billion for the period ended September 30, 1994 increased $344.9 million and exceeded the funds required for capital expenditures and dividends by $1 billion. The increase was largely attributable to the shift in international tobacco's sales pattern resulting from the timing of the U.K. budget announcements in 1993. The shift in sales pattern impacted accounts receivable, accrued excise taxes and inventories.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Concluded)
- -------------------------------

Net cash used by investing activities for the period ended September 30, 1994 was $258.8 million compared with $632.8 million in 1993, principally reflecting lower insurance investment activity, proceeds from the sale of optical, and lower acquisition activity.

In addition, the adoption of FAS Statement No. 115 has affected both the operating and investing activities by classifying the transactions relating to trading securities as operating activities, whereas prior to 1994 these transactions were classified as investing activities.

Net cash used by financing activities for the period ended September 30, 1994 was $1.1 billion compared to $488.4 million in 1993, reflecting higher repayments.

Total debt at September 30, 1994 aggregated $2.9 billion, a decrease of $782.7 million from December 31, 1993 principally due to the timing of international tobacco's receipts related to the November 1993 U.K. pre-budget buy-in. The ratio of total debt to total capital decreased from 46.2% at December 31, 1993 to 39.2% at September 30, 1994, although the year end ratio may be higher as a result of the November 29, 1994 U.K. budget announcement.

The Company extended to June 15, 1999 the expiration dates of revolving credit agreements maintained by the Company with various banks providing for unsecured committed borrowings of up to $4 billion, including $1 billion in various Eurocurrencies. Other terms of the agreements remained unchanged.

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

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
        -----------------------------------------------------------


Results of Operations for Three Months Ended September 30, 1994 as Compared
                 to Three Months Ended September 30, 1993
- --------------------------------------------------------------------------

                                Revenues             Operating Income
                         ----------------------    -------------------
                            1994        1993         1994        1993
                           ------      ------       ------      ------
                                          (In millions)

Tobacco products
 International           $1,608.1     $1,459.2      $140.6      $133.6
 Domestic                   425.3        316.2        48.6       (34.5)
                         --------     --------      ------      ------
  Total Tobacco           2,033.4      1,775.4       189.2        99.1
                         --------     --------      ------      ------
Distilled spirits           305.9        272.3        48.8        38.7
Life insurance              300.9        255.8        34.7        44.8
Hardware and home
 improvement products       334.0        288.3        44.5        37.2
Office products             260.1        237.5        15.0        12.0
Specialty businesses        421.2        472.7        13.2        16.2
                         --------     --------      ------      ------
  Total Nontobacco        1,622.1      1,526.6       156.2       148.9
                         --------     --------      ------      ------
                         $3,655.5     $3,302.0      $345.4      $248.0
                         ========     ========      ======      ======


CONSOLIDATED
- ------------

Revenues and operating income increased 11% and 39%, respectively. Tobacco products revenues increased 15%. International tobacco revenues rose 10%, principally due to an increase in excise taxes and favorable foreign exchange. Domestic tobacco revenues rose 35%, primarily from volume gains and a favorable comparison to last year's $29.5 million reduction related to a buydown of trade inventories. Nontobacco revenues increased 6%, primarily from higher life insurance revenues, new products, the acquisition of Invergordon and price increases, partly offset by the effects of the sale of optical. Tobacco products operating income rose 91%, principally domestic tobacco reflecting favorable comparisons to last year's $30 million restructuring charge and $29.5 million in trade inventory buydown costs as well as this year's volume gains. Nontobacco operating income increased 5%, principally from volume gains in hardware and home improvement products and distilled spirits as well as lower marketing expenses in distilled spirits, partly offset by lower investment gains in life insurance and the absence of optical operations.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


CONSOLIDATED (Concluded)
- ------------

The decrease in the effective income tax rate to 42.3% from the 47.1% in 1993 reflected last year's higher taxes relating to foreign operations and the proportionally greater impact of nondeductible goodwill on reduced income.

Net income of $151.9 million, or 75 cents per Common share, was up 79%.


Tobacco Products
- ----------------

Worldwide tobacco revenues and operating income increased 15% and 91%, respectively; total cigarette units increased 10.2%.

International tobacco revenues in sterling were up 7% on price increases principally resulting from higher U.K. tobacco taxes and manufacturers' price increases in April 1994 and August 1993, partly offset by a 2.6% U.K. cigarette unit decline. Revenues also increased as a result of a 13.8% unit increase in export sales, mainly on increased periodic shipments to the CIS and increased shipments of Benson and Hedges to Europe. U.K. cigarette industry volume was substantially unchanged from last year's third quarter. Operating income in sterling increased 2% on higher revenues, partly offset by higher marketing and administrative costs. In dollars, revenues increased 10% and operating income increased 5% reflecting translation at higher average exchange rates.

Domestic tobacco revenues increased 35% on increased volume and higher prices, principally the favorable comparison to last year's $29.5 million reduction related to a buydown of trade inventories. American Tobacco's U.S. unit shipments increased 23.9% and industry shipments increased 5.3%, although these numbers are distorted by comparisons to last year's disrupted market conditions. American Tobacco's market share for the third quarter increased to 7.38% from 6.27% in last year's third quarter. Unit sales of the more profitable premium brands increased 9.8% in the quarter. However, the underlying decline in these brands has been in excess of the overall industry decline in recent years. The industry's less profitable price-value category, comprising discount and deep discount brands, accounted for about 32% of the market during the third quarter of 1994. Price-value brands accounted for 57% of American Tobacco's U.S. unit sales in the third quarter, compared to 52% in last year's third quarter. American Tobacco's price-value brands increased 36.9% as discount and deep discount brands increased 53% and 9.9%, respectively. The discount brand increase reflected a strong unit performance by Montclair and Misty resulting from increased marketing support. The deep discount increase reflected higher unit sales of all brands. Operating income of $48.6 million in 1994 compared to a loss of $34.5 million in last year's third quarter. The change principally reflected the favorable comparisons to

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Tobacco Products (Concluded)
- ----------------

last year's $30 million restructuring provision for a voluntary early retirement program and $29.5 million in trade inventory buydown costs as well as this year's volume increases, partly offset by increased marketing expenses to meet intense competitive activity.


Distilled Spirits
- -----------------

Worldwide revenues and operating income increased 12% and 26%, respectively.

Beam's revenues were up 7%, primarily on a domestic volume increase. Changes in trade practices at Beam in the first quarter created volatility in quarter-to-quarter comparisons, resulting in Beam's third quarter results not being trend indicative. Total branded case sales were up 6.8%. Operating income increased 28% on higher revenues combined with lower advertising expenses.

Whyte & Mackay's revenues in sterling increased 32% on the inclusion of Invergordon, consolidated beginning December 1, 1993. Total unit volume was up 123.3%. Excluding Invergordon, U.K. and total volume declined 17.7% and 10.6%, respectively, reflecting intense competitive promotional and pricing activity. Operating income in sterling increased 33% on higher volume reflecting the inclusion of Invergordon.


Life Insurance
- --------------

Revenues increased 18% reflecting higher premiums partly offset by lower investment gains. Premiums increased 45% reflecting the acquisition by assumption reinsurance of a large block of business, principally ordinary life policies. Investment gains decreased $6.3 million reflecting substantially lower gains from high coupon bond redemptions, partly offset by higher gains from equity securities on benefits resulting from the adoption of FAS Statement No. 115. Operating income declined 23% principally reflecting the lower investment gains. Excluding investment gains, operating income declined 11% reflecting higher expenses related to a reengineering project and higher insurance benefits (including higher death benefits), partly offset by higher revenues which included the reversal of an accounting reserve related to a disposed operation.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
        ----------------------------------------------------------

Hardware and Home Improvement Products
- --------------------------------------

Record revenues increased 16% on volume gains, new products and price increases. All four companies in the group achieved record revenues. The major contributors with substantial increases were Moen, up on new products, volume and price increases and favorable product mix, and Waterloo, up on higher volume and new products. Operating income was up 20% on higher revenues, partly offset by higher marketing and other operating expenses at Moen.


Office Products
- ---------------

Record revenues were up 10% on new products and volume gains, and a favorable foreign exchange effect. All principal operating groups reported higher revenues. ACCO continued to achieve share increases in the fast-growing retail channels. Operating income was up 25% mainly on volume gains and the benefits from ongoing cost reductions, partly offset by higher operating expenses in North America to improve customer service levels and expand channels of distribution.


Specialty Businesses
- --------------------

Specialty businesses revenues were as follows (in millions):
                                                   Three Months Ended
                                                     September 30,
                                                   -------------------
                                                     1994        1993
                                                   -------      ------
     Golf products                                 $116.1       $106.6
     Optical goods and services                      28.4         89.1
     Retail distribution                            268.5        313.6
     Housewares                                      19.7         19.5
     Rubber products                                 14.4         12.9
     Other                                            2.0          1.5
                                                  -------      -------
                                                    449.1        543.2
     Less intersegment elimination                   27.9         70.5
                                                  -------      -------
                                                   $421.2       $472.7
                                                  =======      =======

Revenues decreased 11% and operating income decreased 19%.

Record golf products revenues and operating income were up 9% and 13%, respectively. The increases primarily resulted from benefits of new golf ball products and strong volume gains in shoes and gloves, partly offset by increased marketing and other operating expenses.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
         ---------------------------------------------------------


Specialty Businesses (Concluded)
- --------------------

In sterling, operating income from foreign businesses declined 2.8 million pounds. Excluding optical, which was sold July 12, 1994, operating income in sterling was down 45%, principally in retail distribution on volume declines, partly offset by price increases and lower marketing and administrative expenses. In dollars, the operating income percent change approximated the sterling result.

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

                                                    Nine Months Ended
                                                      September 30,
                                                 ----------------------
                                                   1994          1993
                                                  ------        ------

Income before cumulative effect of
 accounting changes                              $465.0         $483.4

Preferred stock dividend requirements              (1.1)          (1.2)
                                                 ------         ------
Income available before accounting changes for
 computing earnings per Common share - primary    463.9          482.2

Cumulative effect of accounting changes               -         (201.0)
                                                 ------         ------
Net income for computing earnings
 per Common share - primary                      $463.9         $281.2
                                                 ======         ======


Income available before accounting changes for
 computing earnings per Common share - primary   $463.9         $482.2

Convertible preferred stock dividend requirements   1.1            1.2

Interest expense and related charges on
 convertible debentures                            16.1           16.0
                                                 ------         ------
Income available before accounting changes for
 computing earnings per Common share -
 fully diluted                                    481.1          499.4

Cumulative effect of accounting changes               -         (201.0)
                                                 ------         ------
Net income for computing earnings per Common
 share - fully diluted                           $481.1         $298.4
                                                 ======         ======

                                             ------------------



                 Computation of Weighted Average Number of
      Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
      --------------------------------------------------------------
                  (In millions, except per share amounts)

                                                   Nine Months Ended
                                                     September 30,
                                                 ----------------------

                                                   1994          1993
                                                  ------        ------


Weighted average number of Common shares
 outstanding during each period - primary         201.6          201.8

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                        2.1            2.3

Addition from assumed conversion of
 convertible debentures                             9.3            9.3

Other additions                                     0.6            0.3
                                                  -----          -----
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                              213.6          213.7
                                                  =====          =====
Earnings per Common share
 Primary
   Income before cumulative effect of
    accounting changes                            $2.30          $2.39

   Cumulative effect of accounting changes            -           (.99)
                                                  -----          -----
   Net income                                     $2.30          $1.40
                                                  =====          =====
 Fully diluted
   Income before cumulative effect of
    accounting changes                            $2.25          $2.33

   Cumulative effect of accounting changes            -           (.95)
                                                  -----          -----
   Net income                                     $2.25          $1.38
                                                  =====          =====

                                            PART I - EXHIBIT A  (Concluded)
                                            ------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
               Computation of Net Income Per Common Share -
                   Primary and Fully Diluted (Unaudited)
               --------------------------------------------
                               (In millions)
                                                   Three Months Ended
                                                      September 30,
                                                 ----------------------

                                                   1994           1993
                                                  ------         ------
Net income                                        $151.9          $85.0

Preferred stock dividend requirements               (0.4)          (0.4)
                                                  ------          -----
Net income for computing earnings
 per Common share - primary                        151.5           84.6

Convertible preferred stock dividend requirements    0.4            0.4

Interest expense and related charges on
 convertible debentures                              5.4            5.1
                                                  ------          -----
Net income for computing earnings per Common
 share - fully diluted                            $157.3          $90.1
                                                  ======          =====

                 Computation of Weighted Average Number of
      Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
     ----------------------------------------------------------------
                  (In millions, except per share amounts)

Weighted average number of Common shares
 outstanding during each period - primary          201.3          201.7

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                         2.1            2.3

Addition from assumed conversion of
 convertible debentures                              9.3            9.3

Other additions                                      0.6            0.2
                                                   -----          -----
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                               213.3          213.5
                                                   =====          =====
Earnings per Common share
 Primary                                            $.75           $.42
                                                    ====           ====
 Fully diluted                                      $.73           $.42
                                                    ====           ====

                        PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
- ------    -----------------

          (a) (i) The American Tobacco Company ("ATCO") and other leading tobacco manufacturers have been sued by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use and by certain asbestos manufacturers seeking unspecified amounts in indemnity or contribution in third-party actions against all or most of the major domestic tobacco manufacturers. At November 7, 1994, ATCO or ATCO's predecessor had disposed of 239 actions, and the industry a total of 434, all without recovery by the plaintiffs or by the third-party plaintiffs. Although there was a jury award which was overturned on appeal against another tobacco manufacturer in the Cipollone case, discussed below, there has been no actual recovery of damages to date in any such action against the tobacco manufacturers; however, unfavorable decisions in other cases could increase filing of additional actions against the tobacco manufacturers, which would add to the high cost of defending such litigation as well as increase the defendants' damage exposure. It has been reported that certain groups of attorneys are interested in promoting product liability and other types of tobacco and health suits against the tobacco manufacturers.

          Eighteen cases have come to trial, all against manufacturers as direct defendants. Sixteen of such cases resulted in judgments for the defendant or defendants. At November 7, 1994, ATCO was a defendant in 45 pending cases. In two cases, ATCO has been joined as a defendant with members of the asbestos industry and it is alleged that the combination of smoking and exposure to asbestos produced injury and death. In one case in which ATCO is a defendant, Butler, et al. v. R.J. Reynolds Tobacco Co., et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), plaintiffs are seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others. Plaintiffs have filed a motion to dismiss this action and have filed a wrongful death action asserting many of the same claims in the Circuit Court of Jones County, Mississippi. In Wilkes, et al. v. The American Tobacco Company, et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), the jury found in favor of the defendants on June 17, 1993. Plaintiffs have appealed from the judgment entered on the jury verdict and from the trial court's denial of their request to seek "lifetime damages" unrelated to the cause of death and their request to seek punitive damages. ATCO has cross-appealed from the trial court's pretrial ruling regarding "absolute liability" and the court's ruling striking defendants' affirmative defenses. In Horton, et al. v. The American Tobacco Company, et al. (described under paragraph (a)(i) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993), on September 24, 1990, the jury found "for the plaintiffs against [T]he American Tobacco Company and against New Deal Tobacco and Candy Company, Inc. and assess[ed] actual damages at $0." Plaintiffs have appealed from the judgment entered on the jury verdict and from the court's denial of their post-trial motion for, alternatively, an additur on damages, a new trial on the issue of damages or a new trial on all issues. ATCO has cross-appealed from the judgment and from the court's order

- ------    -----------------

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

          Additional purported "class actions" have been filed against ATCO and other leading tobacco manufacturers. In Castano, et al. v. The American Tobacco Company, et al. (described in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994), plaintiffs have asserted an alleged class action claiming that defendants caused members of the purported class to become "addicted" to cigarettes through manipulation of nicotine levels. The alleged class consists of all residents or domiciliaries of the United States who claim to be "addicted" to cigarettes, as well as survivors who claim that their decedents were injured by their "addiction" to tobacco products.
Plaintiffs seek equitable relief as well as compensatory and punitive damages. In Allman, et al. v. The American Tobacco Company, et al. (described in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994), plaintiffs asserted an alleged class action under the Racketeer Influenced and Corrupt Organizations Act on behalf of all persons in the United States who have become "addicted" to defendants' cigarette products and who have or who will in the future be prescribed a "nicotine patch" to help them break their purported "addiction." Plaintiffs sought treble compensatory damages for amounts expended for "nicotine patches and associated medical services," as well as unspecified injunctive relief. On September 21, 1994, the court dismissed the Allman case. Plaintiffs have filed a notice of appeal. In Engle, et al. v. RJ Reynolds Tobacco Company, et al. (described in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994), plaintiffs claim to represent all United States citizens and residents, as well as their survivors, who have suffered or died from diseases allegedly caused by smoking cigarettes containing nicotine. Plaintiffs seek compensatory damages in excess of $100 billion as well as punitive damages in excess of $100 billion. Plaintiffs additionally seek equitable relief, including the establishment of a medical fund for future healthcare costs. On
October 28, 1994, the court in Engle granted plaintiffs' motion for class certification. It has been reported in the press that a purported class action was filed in June 1994 in the United States District Court for the Southern District of California.

          In Moore v. The American Tobacco Company, et al. (described in
Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the

- ------    -----------------

quarterly period ended June 30, 1994), the Attorney General of the State of Mississippi has filed an equitable action which, inter alia, seeks restitution from tobacco companies of expenditures by the state for the medical care provided to Mississippi citizens for alleged "tobacco-related diseases." In State of Minnesota, et al. v. Philip Morris, Inc., et al., described below, the Attorney General of the State of Minnesota seeks monetary damages and injunctive relief for claimed violations by the defendants of various state laws and state antitrust law. In McGraw v. The American Tobacco Company, et al., described below, the Attorney General of the State of West Virginia has filed a lawsuit seeking to recover from the tobacco companies and other defendants monies the state spends on claimed tobacco-related health care costs. It has been reported that other states are considering filing similar lawsuits.

          ATCO's counsel, Chadbourne & Parke, have advised that, in their opinion, the specified damages claimed in pending actions against ATCO, which approximate $206,606,095,000 in the aggregate, are exaggerated.

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

- ------    -----------------


          Another case, Cipollone v. Liggett Group, Inc., et al., tried against manufacturers other than ATCO, resulted in a jury award of $400,000 against one of three defendants on a theory of breach of warranty. On January 5, 1990, the jury award in Cipollone was reversed and remanded for a new trial by the United States Court of Appeals for the Third Circuit. Plaintiff petitioned the United States Supreme Court to review that ruling. As described below, on June 24, 1992, the Supreme Court reversed in part and affirmed in part the ruling of the Court of Appeals. The Cipollone case was tried before Judge Sarokin. On September 11, 1992, following the September 4, 1992 decision of the United States Court of Appeals for the Third Circuit in Haines discussed above, Judge Sarokin removed himself from the Cipollone case. On November 5, 1992, plaintiff voluntarily dismissed the Cipollone case with prejudice. Counsel for plaintiff in Cipollone, Mark Edell and the Budd, Larner law firm, also represented the plaintiffs in Smith, et al. v. R.J. Reynolds Tobacco Co., et al. (described under paragraph (a)(i) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) and the plaintiff in Haines. On December 2, 1992, plaintiffs' counsel in Smith filed a motion to withdraw as counsel of record; that motion was granted on January 8, 1993. Plaintiffs appealed the ruling. On August 9, 1993, the Appellate Division of the New Jersey Superior Court vacated the lower court's ruling which had permitted plaintiffs' counsel to withdraw. The appellate court directed that the trial court convene a hearing on plaintiffs' counsel's motion to withdraw. Plaintiff's counsel in Haines also sought to withdraw and be substituted by new counsel. The motion to withdraw in Haines, however, was denied by United States District Judge Lechner on January 26, 1993. On October 6, 1994, the court granted a motion filed by the law firm of Ness, Motley to substitute it as plaintiff's counsel. That ruling terminated the involvement of Mark Edell and the Budd, Larner law firm in the Haines case.

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

- ------    -----------------


          ATCO has received civil investigative demands from the U.S. Department of Justice, Antitrust Division, seeking the production of documents and testimony relating to matters including "fire-safe or self-extinguishing cigarettes". The civil investigative demands state that they have been issued in the course of an investigation to determine whether there is or has been a violation of Section 1 of the Sherman Act. It is not possible to predict the outcome of the investigation.

          While it is not possible to predict the outcome of pending litigation, management of Registrant does not believe that, based on failure of recovery to date except as noted above and the advice of counsel, the pending litigation will have a material adverse effect on Registrant's financial condition. If, however, there were to be a significant increase in such litigation, the increased financial burden could be material. See note 11, "Pending Litigation" in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.

          ATCO's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, ATCO has meritorious defenses to the above-mentioned actions and threatened actions. The actions will be vigorously defended on the merits.

          With regard to proceedings of the above-described type terminated since July 1, 1994, one case has been dismissed in addition to those whose termination was previously reported in Part II, Item 1(a) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994:
Jensen v. American Brands, Inc., which was previously pending in the United States District Court for the Eastern District of Michigan and instituted on June 9, 1994, was dismissed without prejudice on August 15, 1994.

          With regard to proceedings of the above-described type initiated since July 1, 1994, eleven new cases have been filed in addition to those whose initiation was previously reported in Part II, Item 1(a) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994: State of Minnesota, et al. v. Philip Morris, Inc., et al., District Court of Ramsey County, State of Minnesota, August 17, 1994; Eric
J. Koenigshofer v. R.J. Reynolds Tobacco Co., et al., Municipal Court of California, Small Claims Division, County of Riverside, August 19, 1994; George Allen Koenigshofer, Jr. v. R.J. Reynolds Tobacco Co., et al., Municipal Court of California, Small Claims Division, County of Riverside, August 19, 1994; George Andrew Koenigshofer v. R.J. Reynolds Tobacco Co., et al., Municipal Court of California, Small Claims Division, County of Riverside, August 19, 1994; John E. Koenigshofer v. R.J. Reynolds Tobacco Co., et al., Municipal Court of California, Small Claims Division, County of Riverside, August 19, 1994; Kenneth A. Koenigshofer v. R.J. Reynolds Tobacco Co., et al., Municipal Court of California, Small Claims Division, County of Riverside, August 19, 1994; Melinda Hipp-Koenigshofer v. R.J. Reynolds Tobacco Co., et al., Municipal Court of California, Small Claims Division, County of Riverside, August 19, 1994; Paul J. Koenigshofer v. R.J. Reynolds Tobacco Co., et al., Municipal Court of California, Small

- ------    -----------------

Claims Division, County of Riverside, August 19, 1994; Hinkson v. J.D. Swenson, Jr., et al., United States District Court for the Middle District of Pennsylvania, August 26, 1994; Granier v. The American Tobacco Company, et al., United States District Court for the Eastern District of Louisiana, September 22, 1994; and McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, State of West Virginia, November 1, 1994.

          (ii) Reference is made to the discussions of Dean v. Gallaher Limited in paragraph (a)(ii) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 and in Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994. The appeal from the order refusing the "strike out" applications of Gallaher and Hergall (1981) Limited (In Liquidation) ("Hergall"), a predecessor to Gallaher, is currently set for hearing on November 28, 1994. Defendants' defenses in this case will not be due until after final determination of such appeal. An application for Judicial Review of the refusal to grant to approximately 225 prospective plaintiffs Legal Aid to prepare and file smoking and health lawsuits against tobacco manufacturers, including Gallaher, was heard by Mr. Justice Popplewell on June 20, 1994. He ruled that the Legal Aid Board had committed procedural error by applying inconsistent procedural standards in refusing applicants' requests for legal aid, and remanded the applications to another Legal Aid Board Area Committee, where the matter is currently being briefed, for reconsideration. Reference is made to the discussion of Brennan v. Gallaher Limited in paragraph (a)(ii) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and Part II, Item 1(a)(i) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994. Plaintiff in Brennan served a Summons on or about March 23, 1994, which is set for hearing on November 30, 1994, seeking leave to substitute Hergall for Gallaher as the defendant in this action. Gallaher has received a letter before action dated October 11, 1994 from a solicitor in Scotland stating that a client, Edward Havelin, has instructed him to make a claim against Gallaher for Buerger's disease claimed to have been caused by smoking. No formal claim has been received.

          (b) Reference is made to the discussions of People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., and the related action, Natural Resources Defense Council, et al. v. Price Pfister, Inc., et al., in paragraph (d) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, in Part II, Item 1(b) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 and in Part II, Item 1(b) of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994. The plaintiffs in both actions moved for injunctive relief to require certain of the defendants to provide prescribed warnings. In Natural Resources Defense Council, the court refused to issue any order regarding the motion pending resolution of defendants' demurrer challenging plaintiffs' standing to bring the action, which demurrer was filed on April 16, 1993. By order dated May 10, 1994, the court ruled that the plaintiffs, the Natural

Item 1.   LEGAL PROCEEDINGS. (concluded)
- ------    -----------------

Resources Defense Council and the Environmental Law Foundation, have standing to sue with respect to non-residential faucets only, and also ruled that the plaintiffs are not entitled to restitution, compensatory damages or punitive damages. Defendants' motion to dismiss or stay this case, filed on September 29, 1994, was denied on October 21, 1994. In Lungren, on April 16, 1993, defendants filed a demurrer in respect of plaintiffs' claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. On May 5, 1994, the court sustained the demurrer that water from faucets does not constitute a prohibited "discharge" within the meaning of the statute. On or about May 25, 1994, the Attorney General appealed the demurrer decision, and on July 25, 1994, the California Court of Appeals issued a show cause order why the peremptory writ of mandate requested by the plaintiffs should not issue. Briefing on these issues is complete and oral argument, if requested by the Court of Appeals, is not expected before the first quarter of 1995. A formal opinion on the discharge issue is expected from the Court of Appeals. These actions will be vigorously contested.

          (c) Federal Trade Commission v. B.A.T Industries p.l.c., Brown & Williamson Tobacco Corporation, American Brands, Inc. and The American Tobacco Company is an action commenced in the United States District Court for the Southern District of New York on October 31, 1994. The Federal Trade Commission ("FTC") alleges, inter alia, that the proposed sale of The American Tobacco Company to B.A.T Industries p.l.c. would violate Section 7 of the Clayton Act and Section 5 of the Federal Trade Commission Act in that it may substantially lessen competition in the manufacture and sale of cigarettes in the United States. The FTC seeks to preliminarily enjoin the parties from completing the transaction, pending the issuance and resolution of an FTC administrative complaint. A hearing on the FTC's motion is currently scheduled to commence on December 5, 1994. This action is being vigorously contested.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
- ------    --------------------------------

          (a)  Exhibits.
               --------

               10a. Amendment effective January 1, 1994 to the American Brands, Inc. Amended Supplemental Retirement Plan constituting Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.

               10b. Amendment effective January 1, 1995 to the American Brands, Inc. Amended Supplemental Retirement Plan constituting Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.

               12. Statement re computation of ratio of earnings to fixed charges.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K. (concluded)
- ------    --------------------------------


               15. Letter from Coopers & Lybrand L.L.P. dated November 8, 1994 re unaudited financial information.

               23.       Consent of Counsel, Chadbourne & Parke.

               27a.      Financial Data Schedule (CT).

               27b.      Financial Data Schedule (Article 5).

               27c.      Financial Data Schedule (Article 7).

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

          Registrant filed a Current Report on Form 8-K, dated September 8, 1994, in respect of Registrant's press release dated April 26, 1994 announcing (i) Registrant's financial results for the three-month period ended March 31, 1994, (ii) that Registrant had entered into an agreement with B.A.T Industries p.l.c. for the sale of The American Tobacco Company and (iii) that Registrant had increased its dividend (Items 5 and 7(c)).

          Registrant filed a Current Report on Form 8-K, dated October 21, 1994, in respect of Registrant's press release dated October 21, 1994 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1994 (Items 5 and 7(c)).

          Registrant filed a Current Report on Form 8-K, dated October 28, 1994, in respect of Registrant's press release dated October 27, 1994 announcing that the Federal Trade Commission will challenge the sale of The American Tobacco Company (Items 5 and 7(c)).

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

                                             AMERICAN BRANDS, INC.
                                             ---------------------
                                                  (Registrant)








Date:  November 8, 1994                      By       R.L. Plancher
       ----------------                      -----------------------------
                                             R.L. Plancher
                                             Senior Vice President and
                                             Chief Accounting Officer

                               EXHIBIT INDEX
                               -------------




                                                           Sequentially
Exhibit                                                   Numbered Page
- -------                                                   -------------


  10a.     Amendment effective January 1, 1994 to the
           American Brands, Inc. Amended Supplemental
           Retirement Plan constituting Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended
           December 31, 1993.

  10b.     Amendment effective January 1, 1995 to the
           American Brands, Inc. Amended Supplemental
           Retirement Plan constituting Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended
           December 31, 1993.

  12.      Statement re computation of ratio of
           earnings to fixed charges.

  15.      Letter from Coopers & Lybrand L.L.P. dated
           November 8, 1994 re unaudited financial
           information.

  23.      Consent of Counsel, Chadbourne & Parke.

  27a.     Financial Data Schedule (CT).

  27b.     Financial Data Schedule (Article 5).

  27c.     Financial Data Schedule (Article 7).