Form 10-K
AMERICAN BRANDS INC /DE/
filed 1995-03-29
CIK 789073

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1994   Commission file number 1-9076

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

Securities registered pursuant to Section 12(g) of the Act:  None
                              --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 8, 1995, was $7,388,131,586. The number of shares outstanding of Registrant's Common Stock, par value $3.125 per share, at March 17, 1995, was 190,870,006.

                    DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1994 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 2, 1995 is incorporated by reference into Part III hereof.

                                  PART I
Item 1.   Business.


          (a)  General development of business.

          Registrant is a holding company with subsidiaries engaged in various businesses. Subsidiaries of Registrant are engaged in the manufacture and sale of cigarettes, cigars and smoking tobaccos, principally in the United Kingdom ("U.K."), the distilled spirits business, and the manufacture and sale of various types of hardware and home improvement products, office products, supplies and accessories, golf products and, principally in the U.K., the businesses of retail distribution and houseware products.

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

          As a holding company, Registrant is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of Registrant, and thus the right of Registrant's creditors (including holders of its debt securities and other obligations) and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of Registrant itself as a creditor of such subsidiary may be recognized, in which event Registrant's claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of Registrant's unconsolidated revenues and funds is dividends and other payments from its subsidiaries. Registrant's principal subsidiaries currently are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to Registrant.

          In recent years Registrant has been engaged in a strategy seeking to enhance the operations of its subsidiaries in certain major businesses. Pursuant to such strategy Registrant has made acquisitions in the distilled spirits business, the office products business and the hardware and home improvement products business, which acquisitions were financed at least in part by debt or debt securities convertible into Common Stock. In addition, Registrant has been making dispositions of businesses considered to be nonstrategic to its long-term operations. Since January 1, 1994, these dispositions have included the sale of American Franklin Company, Registrant's life insurance business, to American General Corporation for $1.17 billion on January 31, 1995, the sale of The American Tobacco Company

("ATCO"), Registrant's domestic tobacco subsidiary, to Brown & Williamson Tobacco Corporation, a subsidiary of B.A.T Industries p.l.c., for $1 billion on December 22, 1994, and the sale of Dollond & Aitchison Group PLC, a subsidiary of Gallaher Limited ("Gallaher"), for total consideration of $146 million on July 12, 1994. Registrant has announced that it is planning to dispose of a number of other non-strategic business and product lines, including U.K.-based Prestige and Forbuoys, for total consideration anticipated to be in the range of $150 - $175 million.

          Registrant continues to pursue this strategy and in furtherance thereof explores other possible acquisitions in fields related to its major businesses. Registrant also cannot exclude the possibility of acquisitions in other fields or further dispositions. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, Registrant might finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, would increase Registrant's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. Registrant also continues to consider other corporate strategies intended to enhance stockholder value. It cannot be predicted whether or when any such strategies might be implemented or what the financial effect thereof might be upon Registrant's debt or equity securities.

          (b)  Financial information about industry segments.

          See the table captioned "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

          (c)  Narrative description of business.

          The following is a description of the business of the subsidiaries of Registrant in the industry segments of International Tobacco, Distilled Spirits, Hardware and Home Improvement Products, Office Products and Golf and Leisure Products, as well as in other industries as discussed under "Other Businesses" below. For financial information about the above industry segments, see the table captioned "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

International Tobacco

          Gallaher is engaged primarily in the manufacture of tobacco products in the U.K. and the Republic of Ireland and sells these products principally in the European Community and the Commonwealth of Independent
States ("C.I.S.").   Its sales of tobacco products are the largest in the
U.K. Gallaher's share of consumer sales of cigarettes was 39.7% in 1994, as compared with 40.6% in 1993. For 1994, Gallaher held approximately 38.8% of the cigarette market (measured by sales to the trade) in the U.K., compared with approximately 41.7% and 41.5% for 1993 and 1992, respectively. Total unit sales of cigarettes to retail outlets and wholesalers in that country by foreign and domestic manufacturers decreased by 3.8% in 1994, increased by 1.9% in 1993 and decreased by 6.7% in 1992. Gallaher's total unit sales of cigarettes to retail outlets and wholesalers decreased by 10.4% in 1994, increased by 2.3% in 1993 and decreased by 10.9% in 1992. Year to year comparisons are distorted by changes in the timing of the U.K. budget. It is estimated that consumer demand declined about 3% in 1994. It is likely that unit sales will decline in 1995. In 1994, approximately 21.5% of Gallaher's total cigarette unit sales were to export markets, compared with 12.5% and 10% in 1993 and 1992, respectively. The 1994 increase in export sales reflects a full year's shipments of Benson and Hedges to Europe and increased shipments of other cigarette products to the C.I.S. Gallaher's principal export markets in 1994 were Greece, France, Germany and the C.I.S.

          Gallaher's principal cigarette brands in the U.K. are Benson and Hedges Special Filter, Silk Cut, Berkeley Superkings, Benson and Hedges Superkings, Kensitas Club and Mayfair. Rights to some of these brands in various other countries are claimed by others. Gallaher also markets other tobacco products, among which are Hamlet cigars, Condor and Benson and Hedges Mellow Virginia smoking tobaccos and Old Holborn roll-your-own cigarette tobacco. Sales are made to retail outlets and wholesalers.

          On June 30, 1993, ATCO acquired the Benson and Hedges cigarette trademark in Europe (other than the U.K. and Republic of Ireland, where Gallaher already owned the trademark) in exchange for the assignment of the Lucky Strike and Pall Mall overseas cigarette trademarks, $107.2 million in cash and future payments based on volumes. Immediately following the acquisition, Gallaher entered into an exclusive trademark license agreement with ATCO pursuant to which Gallaher manufactures and sells Benson and Hedges products in tax-paid European markets (other than the U.K. and the Republic of Ireland) and pays a royalty based on volumes. In May 1994, the above described Benson and Hedges trademark rights acquired by ATCO and related license agreement were transferred from ATCO to another subsidiary of Registrant.

          Gallaher's principal competitors in the U.K. are Imperial Tobacco and Rothmans, the latter also distributing Philip Morris brands, and there is also competition from imported brands, which include those of R.J. Reynolds. Gallaher competes on the basis of the quality of its products and price and its responsiveness to consumer preferences.

          Gallaher buys its leaf tobacco from foreign sources, including the United States ("U.S."). In accordance with industry practice, large inventories of leaf tobacco are maintained by Gallaher. Sufficient inventories of finished product are maintained by Gallaher to respond promptly to orders.

          There has been social and political unrest in Northern Ireland for many years. Notwithstanding this situation, there has been no consequential damage to Gallaher's manufacturing facilities there.

          Increases in the U.K. excise duties on tobacco products in recent years have resulted in increases in the price of a typical pack of cigarettes as follows:

               Effective                 Amount of
                  Date                   Increase
               ---------                 ---------

             March 16, 1993              10 pence
             November 30, 1993           11 pence
             November 29, 1994           10 pence
             January 1, 1995              6 pence


          It is believed that the continuing impact of price increases, principally due to substantial excise tax increases in recent years, has led to an overall reduction in unit sales, greater price competition and increased trading down by consumers to lower priced brands. In addition, the U.K. Chancellor has announced that he intends to increase tobacco duties on average by at least 3% a year in excess of the inflation rate in future budgets. The effect of any further excise duty increases cannot be determined, but such increases and any new duties or taxes, if enacted, will likely add to the overall industry declines and the shift to lower priced brands.

          An agreement took effect in January 1995 between representatives of the U.K. tobacco industry and the United Kingdom Health Ministers with respect to tobacco products and advertising and promotion. Among other things, the agreement provides for limitations on expenditures on cigarette brand poster advertisements, and for the removal of external cigarette advertising signs at retail premises by the end of 1996. Specified warning statements are required to be printed on cigarette packages and to appear in advertisements. Regulations promulgated in the U.K. in July 1991 to implement a Council Directive of the European Community require, effective January 1, 1992, that all tobacco product packaging bear the warning statement "Tobacco Seriously Damages Health", and that cigarette packaging bear additional warning statements and carry an indication of tar and nicotine yield. In addition, the Independent Television Commission Code of Advertising Standards and Practice of December 1990, implementing a Council Directive of the European Community, prohibits, effective October 1991, the advertising of all tobacco products on television in the U.K. Television and radio advertising of cigarettes has been prohibited in the U.K. for many years. Also, a Council Directive of the European Community has been proposed by the Commission of the European Community to provide for a total ban on tobacco advertising and sponsorship throughout the European Community and to restrict the use of tobacco brand names on non-tobacco products. In February 1992 the European Parliament, an advisory body, approved such a total ban. Any such Council Directive, even though approved by the European Parliament and the Commission, must be adopted by the Council of Ministers of the member states of the Community by a qualified majority of the member states prior to becoming effective and may be adopted so as to be binding or non-binding on individual member states.

          A Council Directive of the European Community adopted in May 1990 required that the tar yield of cigarettes marketed in the European Community should not be greater than 15 milligrams per cigarette after

December 31, 1992, and 12 milligrams per cigarette after December 31, 1997. None of Gallaher's cigarette brands has had a tar yield in excess of 15 milligrams per cigarette since December 31, 1992.

          The Treaty of Rome has as an objective the removal of certain restrictions on trading among the member states of the European Community, and since January 1, 1993 trading barriers within the Community have been eliminated in accordance with the Single European Act. Actions taken by the Community effective January 1, 1993 in connection with the implementation of the Single European Act include the removal of constraints on quantities of tobacco products for personal consumption that may be purchased duty-paid in one member state and carried to another without payment of additional duty. The Treaty of Rome, including implementation of the Single European Act and other actions taken by the Community, has resulted in increased competition in the market for tobacco products in the U.K. and in other member states and caused a shift in sales of tobacco products brands, particularly roll-your-own cigarette tobacco, from certain member states, such as the U.K., to other member states in which prices of those brands are lower, mainly as a result of excise taxes.

          On July 18, 1989 the Council of Ministers enacted a non-binding Council Resolution, as part of its on-going "Europe Against Cancer" program, inviting member states to introduce legislation that would ban smoking in most public places. In addition, various member states have adopted legislation or non-binding guidelines that address smoking in public places.

          It is not possible to state whether additional legislation, directives, regulations or action will be enacted, promulgated or taken in or by the U.K. or the European Community or the nature of any such legislation, directives, regulations or action, nor is it possible to predict the effect any such legislation, directives, regulations or action may have on the industry generally or on Gallaher.

          Gallaher's subsidiary, Gallaher (Dublin) Limited ("Dublin"), manufactures and sells tobacco products in the Republic of Ireland. Dublin has the leading position with approximately 40% of the cigarette market (measured by sales to the trade) in 1994, compared with approximately 38.2% and 36.3% for 1993 and 1992, respectively. Dublin's principal cigarette brands are Benson and Hedges Special Filter and Silk Cut.

          See Item 3, "Legal Proceedings".

          For a description of the business of other subsidiaries of Gallaher, see "Distilled Spirits" and "Other Businesses - Retail distribution - Housewares".

Distilled Spirits

          Jim Beam Brands Co. ("Beam") and its predecessors have been distillers of bourbon whiskey since 1795. Beam, together with its subsidiaries, currently produces, or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka and rum.

          Beam's nine leading brand names are Jim Beam bourbon, Windsor Canadian Supreme Whisky, Lord Calvert Canadian Whisky, DeKuyper cordials, Gilbey's gin, Gilbey's vodka, Kamchatka vodka, Wolfschmidt vodka and Kessler American Blended Whiskey. Principal bourbon brand names are Jim Beam, the largest-selling bourbon whiskey in the U.S. and in the world, Old Grand-Dad, the largest-selling bonded bourbon in the U.S. and in the world, Booker's, a super-premium bourbon whiskey, Old Taylor and Old Crow. Beam also produces Jim Beam Bourbon Whiskey and Cola, which combines bourbon with a cola soft drink. DeKuyper is the top-selling domestically-produced cordial line in the U.S. Beam also produces Chateaux and Leroux cordials, Beam's 8-Star Blend and Calvert Extra blended whiskeys, Dark Eyes vodka and Calvert Gin, and imports, in bottle or in bulk, Canada House Canadian whisky, The Dalmore and The Claymore scotch whiskies, Kamora coffee liqueur, Ronrico, Pusser's and San Tropique rums, Molinari Sambuca and Aalborg Akvavit.

          Beam's products are bottled in the U.S. and are sold through various distributors and, in the 18 "control" states (and one county) which have established government control of the purchase and distribution of alcoholic beverages, through state (or county, as the case may be) liquor authorities. Beam products are also bottled in ten foreign countries. Beam's international volume, which accounted for approximately 23% and 20% of its total unit sales in 1994 and 1993, respectively, is exported to over 80 foreign markets for sale through distributors and brokers.

          The distilled spirits business is highly competitive, with many brands sold in the consumer market. Registrant believes there are approximately ten major competitors worldwide and many smaller distillers and bottlers. Registrant also believes that, based on unit sales, Beam is the second largest producer and marketer of distilled spirits in the U.S., with six million-case-selling brands, and is among the ten major competitors worldwide. Beam competes on the basis of the quality and price of its products and its responsiveness to consumer preferences.

          The U.S. market for beverage alcohol has in recent years demanded an increasingly broad variety of products. Demand for distilled spirits, particularly for bourbon and other whiskeys, generally has declined resulting in increased price competition as competitors vie for market share. It is estimated that unit sales of distilled spirits (which do not include bulk sales) in the U.S. declined by approximately 3% in 1992, 2.2% in 1993 and 3% in 1994. Total unit sales of Beam's brands in the U.S. increased by approximately 35% in 1992, primarily due to an acquisition of trademarks for seven brands, decreased 4.6% in 1993 and decreased 5.7% in 1994. Total unit sales of Beam's brands, including export sales, increased 29% in 1992, primarily due to the trademark acquisition, decreased 1.7% in 1993 and decreased 2.4% in 1994. In 1994 and 1993, bourbon accounted for approximately 26% and 25% and other whiskeys for approximately 27% and 28% of Beam's total unit sales in the U.S., respectively.

          Beam's leading brands are owned by Beam and its subsidiaries, except that DeKuyper cordials are produced and sold by Beam in the U.S. under a perpetual license and Gilbey's gin and Gilbey's vodka are produced and sold by Beam in the U.S. under a long-term license and the Kamchatka brand is claimed by another entity in California.

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

          In the U.S., Canada and many other countries, distilled spirits are subject to excise taxes and/or customs duties. State, local and other governmental authorities in such countries also impose taxes on distilled spirits. On January 1, 1991, the U.S. federal excise tax on distilled spirits was increased by one dollar per proof gallon, and proposals were made in 1994 to increase the federal excise tax on distilled spirits to help offset the cost of the Clinton Administration's health care proposals. In addition, there are proposals pending to increase or impose new distilled spirits taxes in various jurisdictions. It is believed that the federal excise tax increase in 1991 contributed to the decline in distilled spirits unit sales for the industry, including Beam. The effect of any future excise tax increases cannot be determined, but it is possible that any future tax increases would have an adverse effect on unit sales and add to continuing industry declines.

          The Alcoholic Beverage Labeling Act of 1988 and regulations promulgated thereunder by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury (the "Bureau") require that containers of alcoholic beverages bottled on or after November 18, 1989 for sale or distribution in the U.S. or for sale, distribution or shipment to members of the United States Armed Forces abroad bear the statement: "GOVERNMENT
WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects.
(2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems." The Alcoholic Beverage Labeling Act of 1988 and the regulations prohibit any other requirement of a statement relating to alcoholic beverages and health on any beverage alcohol container or package containing such a container. If the Secretary of the Treasury, after appropriate investigation and consultation with the Surgeon General, finds available scientific information justifying a change in, addition to or deletion of all or part of the required statement, he is required to report such information to the United States Congress together with specific recommendations with respect thereto. On March 8, 1991, the Bureau issued a request for information to "enable the agency to determine whether the wording . . . should be amended." Registrant understands that the Bureau has recommended that the current warning statements are sufficient and has reported its findings to the United States Congress. It is not possible to state whether any legislation or additional regulations or action imposing additional labeling or other warning statement requirements will be enacted, promulgated or taken in the U.S. or export markets served by Beam, nor is it possible to predict the effect, if any, that the existing labeling requirement or any additional labeling or other warning statement requirements may have on the industry generally or on Beam.

          See Item 3, "Legal Proceedings".

          The Whyte & Mackay Group PLC ("Whyte & Mackay"), a subsidiary of Gallaher, has its origins as a distiller of scotch whisky in 1844. During the fourth quarter of 1993, Whyte & Mackay completed the acquisition of Invergordon Distillers Group PLC ("Invergordon"), another distiller, blender and marketer of scotch whisky. Whyte & Mackay produces, bottles, markets and sells blended and single malt scotch whiskies, markets and sells vodka and sells scotch whisky in bulk. The principal brand names are Whyte & Mackay Special Reserve, The Claymore, The Dalmore, Cluny, Mackinlay, Isle of Jura and Bruichladdich scotch whiskies, Glayva scotch whisky liqueur and Vladivar vodka. Whyte & Mackay believes that in both 1993 and 1992, its shares of the U.K. scotch whisky and vodka markets were approximately 14% and 11%, respectively. In 1994, its shares were approximately 25% of the U.K. whisky market, reflecting the inclusion of Invergordon, and 10% of the U.K. vodka market. Whyte & Mackay's products are sold in the U.K. through its own sales force and outside the U.K., through independent distributors.

          It is estimated that total case sales of scotch whisky in the U.K. decreased by approximately 5% in 1992, increased by approximately 5% in 1993, and decreased by approximately 1% in 1994. Worldwide scotch whisky sales increased by approximately 1% and 7% in 1992 and 1993, respectively, and by approximately 4% in 1994. Whyte & Mackay's total case sales of scotch whisky in the U.K. declined by approximately 3% in 1992, and increased by approximately 20% and 38% in 1993 and 1994, respectively, reflecting the inclusion of Invergordon. Whyte & Mackay's total case sales of scotch whisky worldwide (including shipments of bulk whisky exported for bottling) increased by approximately 1% in 1992, and increased by approximately 24% and 68% in 1993 and 1994, respectively, reflecting the inclusion of Invergordon. During 1994, 73% of Whyte & Mackay's total case sales were derived from scotch whisky. In addition, 53% of Whyte & Mackay's total scotch whisky case sales were made in the U.K. in 1994.

          Blended scotch whiskies comprise a variety of grain and malt whiskies blended to provide a consistent product. The industry is therefore dependent on a high level of trading of whiskies between whisky companies. Whyte & Mackay owns and operates seven malt whisky distilleries and one grain whisky distillery in Scotland whose products are used in the production of Whyte & Mackay's blended whiskies and for trading purposes. Production is also bottled as malt whiskies and as a single grain whisky from individual distilleries.

          Whyte & Mackay has recently discontinued its production at three distilleries - Tamnavulin, Tullibardine and Bruichladdich - for a prolonged period. The single malt whiskies from these three distilleries will continue to be available for sale as there are sufficient inventories to meet several years' requirements. These distilleries will also continue to provide warehousing facilities.

          Whyte & Mackay imports and markets in the U.K. a number of brands, including Jim Beam bourbon, under agency arrangements. In the U.S., Beam is an importer and distributor of Whyte & Mackay's brands.

          The United Kingdom Finance Acts, 1993 and 1994 did not provide for any increase in the excise duties on distilled spirits. A supplementary U.K. budget introduced on December 8, 1994, effective January 1, 1995, provided for an increase in the excise duties on distilled spirits equivalent to 26 pence on the price of a typical 700 milliliter bottle of scotch whisky. The effect of the recent and any future U.K. or other excise duty increases cannot be determined, but it is possible that any tax increases would have an adverse effect on unit sales, add to the continuing industry decline and lead to an increase in already competitive pricing pressures.

Hardware and Home Improvement Products

          MasterBrand Industries, Inc. ("MasterBrand") is a holding company for subsidiaries in the Hardware and Home Improvement Products business. Subsidiaries include Moen Incorporated ("Moen"), Master Lock Company ("Master Lock"), Aristokraft, Inc. ("Aristokraft") and Waterloo Industries, Inc. ("Waterloo").

          Moen manufactures and packages single- and two-handle faucets, sinks and plumbing accessories and parts and a wide variety of plumbing supply and repair products in the U.S. and East Asia. Faucets are sold under a variety of tradenames, including Moen, Moentrol, Touch Control, One-Touch, Riser, Monticello, Concentrix, Chateau, Legend, Pulsation and Sani-Stream, and other products are sold under the Moen, Chicago Specialty, Dearborn Brass, Wrightway, Anchor Brass and Hoov-R-Line brand names. Some of the plumbing parts and repair products are purchased from other manufacturers. Products are sold principally in the U.S. and also in Canada, East Asia and Mexico. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors, repackagers and original equipment manufacturers.

          Legislation has been introduced in the U.S. Congress that would if enacted endorse a voluntary industry standard that establishes maximum allowable leachate levels of certain substances, including lead from plumbing fittings and pumps, and which would require EPA to evaluate the effectiveness of the standard within twelve months of enactment. Legislation that was introduced previously in the Congress and is expected to be introduced in the current session of the Congress would if enacted require a reduction in the lead content of plumbing fittings and pumps used for drinking water, if an appropriate maximum leachate standard for lead is not voluntarily adopted. In September 1994, the EPA endorsed a voluntary standard that establishes maximum leachate levels of those substances, including lead from new plumbing fittings and fixtures. It is not possible to predict whether federal, state or local legislation, regulations or action will be enacted, promulgated or taken or the nature of any such legislation, regulations or action, nor is it possible to predict the effect any such legislation, regulations or action may have on the industry generally or on Moen.

          Master Lock manufactures key-controlled and combination padlocks, chain and cable locks, bicycle locks, built-in locker locks and other specialty security devices, and also manufactures door lock sets and door hardware. Sales of products designed for consumer use are made to wholesale distributors and to hardware and other retail outlets, while sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Most sales are brokered through independent manufacturers' representatives, primarily in the U.S. and Canada.

          Aristokraft manufactures kitchen cabinets and bathroom vanities. Stock and semi-custom cabinets are sold under the brand names of Aristokraft and Decora, respectively. Sales under the Aristokraft brand name are made in the U.S. primarily through stocking distributors for resale to kitchen and bath specialty dealers, lumber and building material dealers, remodelers and builders. Decora products are sold primarily to kitchen and bath specialty dealers and regional home centers.

          Waterloo is the world's leading manufacturer of tool storage products, consisting primarily of high quality steel tool boxes, tool chests, workbenches and related products manufactured for private label sale by one of the largest national retailers in the U.S. Similar products are sold under the Waterloo and All American brand names to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo also manufactures hospital carts and storage units and sells such products to institutional users.

          See Item 3, "Legal Proceedings".

Office Products

          ACCO World Corporation ("ACCO") and its subsidiaries are engaged worldwide in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products and supplies, time management products, presentation aids, workstation furniture and accessories. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries' specification, throughout the world, principally in the U.S., Canada, Western Europe and Australia.

          ACCO USA, Inc., a subsidiary of ACCO, manufactures binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, as well as computer binders, supplies and accessories, in the U.S. ACCO Canada Inc., a subsidiary of ACCO, manufactures and distributes a similar range of office products in Canada. Principal brands include ACCO products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads and Perma Products corrugated board storage products. Products are sold throughout the U.S. and Canada by their respective sales forces to office products wholesalers, retailers and dealers and are sold to mass merchandisers either directly or brokered through independent manufacturers' representatives.

          Subsidiaries of ACCO Europe PLC, a subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines and storage and retrieval filing systems. Their products are sold primarily in the U.K., Ireland, Western Europe and Australia through their own sales forces and distributors.

          Day-Timers, Inc., a subsidiary of ACCO, manufactures personal organizers and planners in the U.S. and is estimated by management to be the leading direct marketer of time management aids in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries, through direct mail advertising and catalogs to consumers and businesses. In addition, products are sold through ACCO USA, Inc. to retailers and mass merchandisers. A subsidiary also conducts time management seminars for personnel of corporations, as well as other entities throughout the U.S., Canada, Australia and Europe. Another subsidiary markets, principally in the U.S., art and craft supplies primarily to schools.

          Vogel Peterson Furniture Company, a subsidiary of ACCO, manufactures in the U.S. and distributes chairs, workstation components, office coat racks and partitions. Products are sold in the U.S. and Canada to office product and furniture dealers.

          Kensington Microware Limited, a subsidiary of ACCO, designs, develops and markets a range of computer accessories and supplies, principally in the U.S.

Golf and Leisure Products

          Acushnet Company ("Acushnet") is comprised of the Titleist and Foot-Joy Worldwide Division and the Acushnet Golf Division. The Titleist and Foot-Joy Worldwide Division is a leading manufacturer and distributor of golf balls, golf shoes, golf clubs, and golf gloves. Other products include bags, carts, dress and athletic shoes as well as socks and accessories. Acushnet's leading brands are Titleist and Pinnacle golf balls, DCI and Bulls Eye golf clubs, Classics and DryJoys golf shoes and Sta-Sof and Weather-Sof golf gloves. Acushnet products are sold primarily to golf pro shops throughout the U.S. by the Titleist and Foot-Joy Worldwide sales force and to sporting goods stores and mass merchants through the Acushnet Golf Division. Sales are made in the U.K., Canada, Germany, Austria, Denmark, France, Sweden and The Netherlands through subsidiaries, in Japan through a majority-owned joint venture, in Ireland through a U.K. branch and outside these areas through distributors or agents.

Other Businesses

          Other businesses includes the retail distribution and houseware products businesses of Gallaher subsidiaries. Registrant has announced that it plans to dispose of the houseware products business and a significant portion of its retail distribution business in 1995.

          Retail Distribution

          Forbuoys PLC, a subsidiary of Gallaher, operates approximately 700 retail newspaper, tobacco, confectionery and stationery outlets in the U.K. TM Group PLC, a subsidiary of Gallaher, is the largest vending machine operator in the U.K., and also operates in France and Germany; the company dispenses cigarettes, snack foods and hot drinks through approximately 41,500 on-site machines. Another subsidiary of Gallaher, Marshell Group Limited, operates approximately 165 kiosks that sell tobacco products primarily in large stores in the U.K.

          Housewares

          The Prestige Group PLC ("Prestige"), a subsidiary of Gallaher, manufactures and sells houseware products, including cookware, bakeware, kitchen tools and carpet sweepers, in the U.K. and elsewhere. Its principal brand names are Prestige, Skyline and Ewbank. A subsidiary of Registrant is operated in conjunction with Prestige and manufactures and sells kitchen utensils in the U.S.

Other Matters

          Employees

          Registrant and its subsidiaries had, as of December 31, 1994, the following number of employees, a substantial number of whom were covered by collective bargaining agreements with various unions:

          Registrant and subsidiaries
               excluding Gallaher:
          ---------------------------
               Distilled Spirits                            1,430
               Hardware and Home Improvement Products       8,560
               Office Products                              8,700
               Golf and Leisure Products                    3,200
               Corporate Headquarters                         200
                                                           ------
                                                           22,090
                                                           ------
          Gallaher Limited:
          ----------------
               Tobacco Products                             3,990
               Distilled Spirits                            1,100
               Other Businesses:
                    Retail Distribution                     6,610
                    Housewares                                930
                    Other                                     100
                                                           ------
                                                           12,730
                                                           ------
               Total                                       34,820
                                                           ======

          Environmental matters

          Registrant and its subsidiaries are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that Registrant's subsidiaries may undertake in the future, in the opinion of management of Registrant, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the capital expenditures, financial condition, results of operations or competitive position of Registrant and its subsidiaries.

          See Item 3, "Legal Proceedings".

          (d) Financial information about foreign and domestic operations and export sales.

          Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 1994 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference. As is disclosed in such table, Registrant has sizable investments in, and derives substantial income from, Europe (principally the U.K.), and, therefore, changes in the value of foreign currencies (principally sterling) can have a material effect on Registrant's financial statements when expressed in dollars.

Item 2.   Properties.

          Registrant leases its principal executive offices in Old Greenwich, Connecticut. The following is a description of properties of Registrant's subsidiaries.

International Tobacco

          The principal properties of Gallaher and its subsidiaries include Gallaher's head office in Weybridge, Surrey, England, a distribution facility in Crewe, Cheshire, England, office and warehouse facilities in Northolt, Middlesex, England, a factory in Northern Ireland for the manufacture of cigarettes and smoking tobaccos, a factory in England for the manufacture of cigarettes and a factory in Wales for the manufacture of cigars. Each of these properties is owned by Gallaher or one of its subsidiaries. The principal properties of Gallaher and its subsidiaries also include a factory in the Republic of Ireland, owned and operated by Gallaher (Dublin) Limited, for the manufacture of cigarettes and smoking tobaccos. Gallaher also has a research laboratory in the Northern Ireland factory complex. For a description of properties of other subsidiaries of Gallaher, see "Distilled Spirits" and "Other Businesses".

Distilled Spirits

          Beam leases its executive offices in Deerfield, Illinois, and a subsidiary leases an office in Burnaby, British Columbia. Beam and its subsidiaries own and operate four bottling plants, three distilleries and 93 warehouses for the aging of bulk whiskies, and lease and operate 16 regional sales offices and several warehouses for the storage of promotional material, all located in the U.S., Australia and Canada. Beam also owns and operates approximately 70 U.S. bonded warehouses. Whyte & Mackay leases its head office in Glasgow, Scotland and a subsidiary, Invergordon, owns its head office in Edinburgh, Scotland. Whyte & Mackay and its subsidiaries own and operate seven malt distilleries, one grain distillery and three blending and bottling plants in Scotland.

Hardware and Home Improvement Products

          MasterBrand leases its executive offices in Deerfield, Illinois and a subsidiary, Moen, owns its executive offices in North Olmsted, Ohio. Principal properties of subsidiaries of MasterBrand include eighteen plants, three distribution centers and one warehouse owned and operated in the U.S. A 50%-owned joint venture in Taiwan owns and operates one plant. In addition, subsidiaries of MasterBrand lease and operate three plants and four warehouses in the U.S. and eleven distribution centers, of which eight are in the U.S. and one is in each of Canada, Japan and Mexico.

Office Products

          ACCO leases its executive offices in Deerfield, Illinois. Principal properties of subsidiaries of ACCO include eight plants owned and operated in the U.S., seven in the U.K., and one in each of Germany, Italy, France, Australia, The Netherlands, the Republic of Ireland and Mexico. In addition, subsidiaries of ACCO lease and operate eleven facilities in the U.S., five in the U.K., three in Canada, two in Australia and one in each of France, Germany and Italy. Of these leased facilities, (i) four in the U.S., two in the U.K., three in Canada and one in each of Australia, Germany and France, are combined manufacturing and distribution facilities,
(ii) five in the U.S., three in the U.K. and one in each of Italy and Australia, are distribution facilities and (iii) two in the U.S. are manufacturing facilities.

Golf and Leisure Products

          Acushnet owns a combined executive office and research and development facility and a warehouse in Fairhaven, Massachusetts. In addition, it owns and operates four plants, a warehouse and a test facility, all located in the U.S. Acushnet also leases three warehouses, a test facility, a retail store, and a research and development facility, all located in the U.S. Acushnet also leases an office in Taiwan. A subsidiary of Acushnet leases two combined sales office and warehouse facilities in Canada. Other Acushnet subsidiaries own and operate a plant and a warehouse in England, lease a sales office and warehouse in each of Germany, France and Sweden and lease a sales office in each of Austria, Denmark, The Netherlands and the Republic of Ireland. Acushnet's majority-owned joint venture in Japan leases two sales offices and a warehouse facility there. Acushnet's majority-owned joint ventures in Thailand lease and operate two plants there.

Other Businesses

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

Item 3.   Legal Proceedings.

          (a) (i) Registrant's former subsidiary, The American Tobacco Company ("ATCO"), and other leading tobacco manufacturers have been sued by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use and by certain asbestos manufacturers seeking unspecified amounts in indemnity or contribution in third-party actions against all or most of the major domestic tobacco manufacturers. Although there was a jury award which was overturned on appeal against a tobacco manufacturer in one case, there has been no actual recovery of damages to date in any such action against the tobacco manufacturers. Registrant has been named as a defendant in some of the cases brought against ATCO and is currently named as a defendant in six of these cases, two of which are brought by individuals, one alleging health ailments caused by the inhalation of environmental tobacco smoke (Dunn, described below) and the other alleging chronic lung disease and other medical and psychological problems associated with addiction to cigarettes (Michener, described below); three of which are brought by the attorneys general of Mississippi (Moore, described below), West Virginia (McGraw, described below) and Florida (State of Florida, described below), respectively, seeking unspecified compensatory and punitive damages and various forms of equitable relief, including restitution of the expenditures by the state for the cost of medical care provided by the state to its citizens for numerous diseases allegedly caused by cigarettes and other tobacco products; and one of which is an alleged class action on behalf of all members of the class allegedly addicted to cigarettes through the manipulation of nicotine levels (Castano, described below).

          The following sets forth the principal parties to the above-described six pending proceedings in which Registrant is currently named as a defendant, the court in which such proceedings are pending and the date such proceedings were instituted against Registrant: Castano v. The American Tobacco Company, Inc., et al., United States District Court for the Eastern District of Louisiana, March 29, 1994; Dunn v. RJR Nabisco Holdings Corporation, et al., Superior Court State of Indiana, County of Delaware, August 23, 1993; McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, State of West Virginia, November 1, 1994; Michener v. The American Tobacco Company, et al., District Court of Oklahoma County, State of Oklahoma, December 16, 1994; Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, State of Mississippi, June 1, 1994; and State of Florida v. The American Tobacco Company, et al., Circuit Court of Palm Beach County, State of Florida, March 5, 1995.

          It has been reported that certain groups of attorneys, and attorneys general of various states, are interested in promoting product liability and other suits against the tobacco manufacturers. It has also been reported that other claims against the tobacco manufacturers may be made seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others.

          On December 22, 1994, Registrant sold ATCO to Brown & Williamson Tobacco Corporation, a wholly-owned subsidiary of B.A.T Industries p.l.c. Brown & Williamson Tobacco Corporation and ATCO have agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

          Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Registrant has meritorious defenses to the above-mentioned actions and threatened actions. The actions will be vigorously contested.

          (ii)(A) Dean v. Gallaher Limited is an action commenced in the High Court of Justice in Northern Ireland in which plaintiff seeks unspecified damages including lost income for claimed personal injuries allegedly related to cigarette smoking. In March 1988, plaintiff obtained Legal Aid to proceed up to the point of trial. He served his Writ of Summons in August 1988 and his Statement of Claim in August 1989.
Plaintiff filed an amended Statement of Claim on October 6, 1993. Gallaher subsequently filed a motion to strike from the amended Statement of Claim a predecessor to Gallaher, Hergall (1981) Limited (In Liquidation) ("Hergall"), as a second defendant in the action. The motion was heard on November 30, 1993 and was granted on March 9, 1994. Plaintiff served a Writ of Summons on Hergall on December 1, 1993 and a Statement of Claim against Hergall on February 22, 1994. Plaintiff's lawyers also purported to re-amend the Statement of Claim against Gallaher. On March 11, 1994, Gallaher and Hergall filed applications to strike certain parts of plaintiff's Statements of Claim in both actions as irrelevant, which were referred to the High Court for decision. These applications were denied by Mr. Justice Nicholson on May 31, 1994, with leave to appeal. Gallaher's and Hergall's appeal of this decision was heard in December, 1994, and refused by a unanimous panel of the Court of Appeal. After the Court of Appeal denied Gallaher and Hergall leave to appeal, Gallaher and Hergall filed a petition for leave to appeal with the House of Lords on March 17, 1995. A decision on this appeal is now pending. In addition, the companies obtained orders extending the time in which their defenses must be served until after the hearing of the "strike-out" applications.

          (B) On January 31, 1995, the English Legal Aid Board granted limited legal aid certificates to approximately 200 claimants seeking to bring proceedings against tobacco manufacturers for the harm they have allegedly suffered through smoking cigarettes. This is the first time that English legal aid has been granted to support a significant number of claims of this type. These applications were first filed with the Newcastle Legal Aid Board in England in the summer of 1992, and were originally denied on September 2, 1992. Thereafter, applicants successfully petitioned for judicial review of that decision, and on June 24, 1994, the High Court ruled that the Legal Aid Board had applied inconsistent procedural standards in refusing applicants' legal aid, and ordered that the applications be remanded for reconsideration. The Legal

Aid Board began considering the remanded applications on December 22, 1994, and announced its decision on January 31, 1995.

          (C) In Brennan v. Gallaher Limited, pending in the High Court of Justice in Northern Ireland, plaintiff, a former employee of Gallaher, seeks unspecified damages for claimed personal injuries from the alleged "provision of cigarettes for [sic] the plaintiff". Plaintiff served her Writ of Summons in October 1990, and no Statement of Claim has been received. On March 22, 1994, plaintiff served a summons seeking leave to substitute Hergall as the named defendant in the action. This motion was granted on March 24, 1995.

          (D) Further, Gallaher has received a letter before action dated October 11, 1994, from a solicitor in Scotland stating that a client, Edward Havelin, has instructed him to make a claim against Gallaher for Buerger's disease claimed to have been caused by smoking. No formal claim has been received. Mr. Havelin recently applied to the Scottish Legal Aid Board for legal aid to pursue this claim against Gallaher and another tobacco manufacturer. On February 21, 1995, Gallaher submitted representations in opposition to this application, and the matter is now pending review by the Scottish Legal Aid Board.

          (E) Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Gallaher has meritorious defenses to these actions and claims, and they will be vigorously defended on the merits.

          (b) People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., is an action commenced on December 15, 1992 against Moen and 15 other faucet manufacturers and distributors in the Superior Court of the State of California, County of San Francisco. The Attorney General of California alleges violations of California Health and Safety Code Sections 25249.5 and 25249.6 (Proposition 65), as well as two violations of the California Business and Professions Code Section 17200, for alleged intentional discharge of lead from faucets to sources of drinking water and failure to provide clear and reasonable warnings to consumers, and seeks civil penalties of up to $2,500 per day per violation on each cause of action. The Attorney General also seeks injunctive relief prohibiting further discharges of lead from faucets into drinking water sources or, in the alternative, requiring clear and reasonable warnings regarding lead in faucets, restitution to consumers and other relief. A related action against these companies and others, including Moen, MasterBrand and Registrant, has also been brought by environmental groups in the same court, Natural Resources Defense Council, et al., v. Price Pfister, Inc., et al. In that case, plaintiffs allege the same claims as the Attorney General's action and also allege certain other violations, including violation of the Consumer Legal Remedies Act, Civil Code Section 1750. The plaintiffs seek similar injunctive relief and establishment of a public information campaign concerning lead from faucets, restitution and disgorgement of funds obtained from California consumers by unlawful or unfair business practices and establishment of a fund for medical monitoring of infants exposed to lead from faucets. The plaintiffs also seek compensatory damages, statutory penalties, punitive damages, reasonable attorneys' fees and costs. On July 26, 1993, an Order was filed whereby plaintiffs in Natural Resources Defense Council dismissed without prejudice the action as to MasterBrand and Registrant. The plaintiffs in both actions moved for injunctive relief to require certain of the defendants to post prescribed warnings. In Natural Resources Defense Council, the court refused to issue any order regarding the motion pending resolution of defendants' demurrer challenging plaintiffs' standing to bring the action, which demurrer was filed on April 16, 1993. By order dated May 10, 1994, the court denied defendants' demurrer based on standing but ruled plaintiffs are not entitled to restitution or compensatory damages. Defendants' motion to dismiss or stay this case was denied on October 21, 1994. In Lungren, on May 17, 1993, the court issued an order requiring certain of the defendants in the action, including Moen, to provide warnings in accordance with the protocol voluntarily proposed by the defendants. The court made no finding of liability for failure to warn. On April 16, 1993, defendants filed a demurrer in respect of plaintiffs' claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. A hearing on the demurrer has been scheduled for March 30, 1995. A trial date of January 2, 1996 has been set in the Lungren matter; a trial date of March 4, 1996 has been set in the Natural Resources Defense Council matter. These actions are being vigorously contested.

          (c) It is not possible to predict the outcome of the pending litigation, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. See the note captioned "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders of Registrant, which note is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 4a.  Executive Officers of the Registrant.


          The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                          Present positions and offices with
                         Registrant and principal occupations
Name                          during the past five years                Age
----                     ------------------------------------           ---

Thomas C. Hays           Chairman of the Board and Chief Executive       59
                         Officer of Registrant since January 1995;
                         President and Chief Operating Officer of
                         Registrant prior thereto

John T. Ludes            President and Chief Operating Officer of        58
                         Registrant since January 1995; Group
                         Vice President of Registrant, President
                         and Chief Executive Officer of Acushnet
                         prior thereto

                          Present positions and offices with
                         Registrant and principal occupations
Name                          during the past five years                Age
----                     ------------------------------------           ---

Robert L. Plancher       Senior Vice President and Chief Accounting      63
                         Officer of Registrant

Robert J. Rukeyser       Senior Vice President -- Corporate Affairs      52
                         of Registrant since 1990; Vice President --
                         Operations of Registrant prior thereto

Gilbert L. Klemann, II   Senior Vice President and General Counsel       44
                         of Registrant since 1991; Vice President and Associate General Counsel of Registrant during 1991; Partner, Chadbourne & Parke
                         (law firm) prior thereto

Dudley L. Bauerlein, Jr. Senior Vice President and Chief Financial       48
                         Officer since January 1995; Vice President and Treasurer of Registrant prior thereto

Steven C. Mendenhall     Senior Vice President and Chief                 46
                         Administrative Officer of Registrant since
                         January 1995; Vice President and Chief
                         Administrative Officer from 1993 through
                         1994; Vice President -- Human Resources
                         prior thereto

Randall W. Larrimore     Vice President -- Hardware and Home             47
                         Improvement Products of Registrant;
                         President and Chief Executive Officer
                         of MasterBrand

Barry M. Berish          Vice President -- Distilled Spirits of          62
                         Registrant since 1990; Chairman of the
                         Board and Chief Executive Officer of
                         Beam since 1993; President and Chief
                         Executive Officer of Beam prior thereto

Norman H. Wesley         Vice President -- Office Products of            45
                         Registrant since 1990; President and Chief
                         Executive Officer of ACCO since 1990;
                         President and Chief Operating Officer of
                         ACCO prior thereto

Charles H. McGill        Vice President -- Corporate Development         53
                         since February 1995; Corporate Vice
                         President -- Acquisitions of The Dun &
                         Bradstreet Corporation prior thereto


          Mr. Peter M. Wilson, who has been a member of the Executive Committee of the Board of Directors of Registrant and Chairman and Chief Executive of Gallaher since February 1, 1994, is deemed to be an executive officer of Registrant for the purposes of this Item 4a. Mr. Wilson was

Deputy Chairman of Gallaher and Chairman and Chief Executive of Gallaher Tobacco Limited prior thereto. His age is 53.

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


                                  PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters.

          See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 1994 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On March 17, 1995, there were 59,740 record holders of Registrant's Common Stock, par value $3.125 per share.

Item 6.   Selected Financial Data.

          See the information in the table captioned "Eleven-Year
Consolidated Selected Financial Data" contained in the 1994 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          See the discussion and analysis under the captions "Results of Operations" and "Financial Condition" contained in the 1994 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          See the information in the Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Cash Flows, Consolidated Statement of Common Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 1994 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 1994 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                 PART III

Item 10.  Directors and Executive Officers of Registrant.

          See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 2, 1995, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

          See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 2, 1995, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          See the information in the table and notes related thereto and in the third to last paragraph under the caption "Election of Directors" and the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 2, 1995, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          See the information in the second to last paragraph under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 2, 1995, which information is incorporated herein by reference.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and
               Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

         Consolidated Balance Sheet as of December 31, 1994 and 1993 contained in the 1994 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Income for the years ended December 31, 1994, 1993 and 1992 contained in the 1994 Annual Report to
      Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992 contained in the 1994 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992 contained in the 1994 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Notes to Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders of Registrant are incorporated herein by reference.

         Report of Independent Accountants contained in the 1994 Annual Report to Stockholders of Registrant is incorporated herein by reference.

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

 3(ii). By-laws of Registrant as in effect on the date hereof are incorporated herein by reference to Exhibit 3(ii)b to the Current Report on Form 8-K of Registrant dated February 8, 1995.

10a1.    Article XII ("Incentive Compensation") of the By-laws of
         Registrant is incorporated herein by reference to Exhibit 3(ii)b to the Current Report on Form 8-K of Registrant dated February 8, 1995.*

10b1. Stock Option Plan of American Brands, Inc., as amended is incorporated herein by reference to Exhibit 10b1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2.    Amendment to Stock Option Plan of American Brands, Inc.
         constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3. 1986 Stock Option Plan of American Brands, Inc. and amendments thereto is incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b4. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b3 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b5. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibits 10b3 and 10b4 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b6. 1990 Long-Term Incentive Plan of American Brands, Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10c1.    Amended Supplemental Retirement Plan of American Brands, Inc.*

10c2. Trust Agreement, made as of the 1st day of February, 1989, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of William J. Alley for purposes of paying amounts under the Amended Supplemental Retirement Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1988 maintained in Commission File No. 1-9076.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement constituting Exhibits 10c2 and 10c3 hereto.*

10c5. Schedule identifying substantially identical agreements to the Trust Agreement and the Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto, respectively, in favor of Thomas C. Hays, Arnold Henson, John T. Ludes, Robert L. Plancher, Gilbert
         L. Klemann, II, Robert J. Rukeyser, Randall W. Larrimore, Steven
         C. Mendenhall and Dudley L. Bauerlein, Jr.*

10c6. Trust Agreement, made as of the 1st day of November, 1993, among William J. Alley, Registrant and Chase establishing a grantor trust in favor of William J. Alley for purposes of paying amounts under the Amended Supplemental Retirement Plan constituting
         Exhibit 10c1 hereto is incorporated herein by reference to
         Exhibit 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10c7. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10c6 hereto in favor of Thomas C. Hays, Arnold Henson, John T. Ludes, Robert L. Plancher, Gilbert L. Klemann, II, Robert J. Rukeyser, Randall W. Larrimore, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10d1. Executive mortgage program of Registrant in connection with relocation of corporate headquarters is incorporated herein by reference to Exhibit 10d1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10e1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10e2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10e1 hereto.*

10f1. Retirement Agreement, made as of January 1, 1995, between Registrant and Thomas C. Hays.*

10g1.    Gallaher Limited Executive Incentive Plan adopted on October 20,
         1994.*

10g2. Trust Deed dated March 24, 1983 between Gallaher Limited ("Gallaher") and Gallaher Pensions Limited, and amendments thereto, providing supplemental retirement benefits to certain executives of Gallaher are incorporated herein by reference to Exhibits 10g2 and 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989 maintained in Commission File No. 1-9076.*

10g3. Trust Deed dated June 3, 1992 further amending Exhibit 10g2 hereto is incorporated herein by reference to Exhibit 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10g4. Trust Deed dated January 24, 1994 further amending Exhibits 10g2 and 10g3 hereto is incorporated herein by reference to Exhibit 10g4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10h1. ACCO World Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10h1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10i1.    ACCO World Corporation Supplemental Benefit Plan for Key
         Employees is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989 maintained in Commission File No. 1-9076.*

10j1. Jim Beam Brands Co. Senior Executive and Key Manager Incentive Plan is incorporated herein by reference to Exhibit 10m4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10j2.    Jim Beam Brands Co. Amended Excess Benefit Plan.*

10j3. Trust Agreement, made as of December 24, 1991, among Jim Beam Brands Co. ("Beam"), Chase and Hewitt Associates, establishing a trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10j2 hereto is incorporated herein by reference to Exhibit 10m3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10j4. Amendment made as of the 17th day of November, 1993 to Trust Agreement constituting Exhibit 10j3 hereto is incorporated herein by reference to Exhibit 10k4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10j5. Trust Agreement, made as of the 15th day of December, 1993, among Barry M. Berish, Beam and Chase establishing a grantor trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10j2 hereto is incorporated herein by reference to Exhibit 10k5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10k1. Resolution of the Board of Directors of Registrant adopted on December 11, 1985 with respect to retirement and health benefits provided to William J. Alley is incorporated herein by reference to Exhibit 10e2 to the Registration Statement on Form 8-B of Registrant dated January 27, 1986.*

10k2. Agreement dated as of March 1, 1988 between Registrant and William J. Alley and amendments thereto providing certain retirement benefits is incorporated herein by reference to
         Exhibit 10l2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10l1. Resolutions of the Board of Directors of Registrant adopted on December 11, 1985 and February 23, 1988 with respect to retirement and health benefits provided to Arnold Henson is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10m1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10n1. Service Agreement dated November 9, 1994 between Gallaher and Peter M. Wilson.*

10n2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson is incorporated herein by reference to Exhibit 10o2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10n3. Letter dated March 15, 1994 amending Exhibit 10n2 hereto is incorporated herein by reference to Exhibit 10o3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10o1.    ACCO World Corporation Supplemental Retirement Plan.*

10o2. Trust Agreement, made as of the 1st day of July, 1994, among ACCO World Corporation, Chase, et al. establishing a trust in favor of Norman H. Wesley for purposes of paying amounts under the ACCO World Corporation Supplemental Retirement Plan constituting
         Exhibit 10o1 hereto.*

10o3. Trust Agreement, made as of the 1st day of July, 1994, among Norman H. Wesley, ACCO World Corporation and Chase establishing a grantor trust in favor of Norman H. Wesley for purposes of paying amounts under the ACCO World Corporation Supplemental Retirement Plan constituting Exhibit 10o1 hereto.*

10p1. Employment Agreement entered into as of June 8, 1987 by and between ACCO International Inc. (a predecessor of ACCO USA, Inc.) and Norman H. Wesley is incorporated herein by reference to
         Exhibit 10r1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10q1. Letters dated July 31, 1984 and February 26, 1990 from Registrant with respect to deferred payment of fees to Eugene R. Anderson are incorporated herein by reference to Exhibit 10t1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10r1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10r2.    Amendment dated November 28, 1994 to the Agreement constituting
         Exhibit 10r1 hereto.*

10r3. Schedule identifying substantially identical agreements to the Agreement and the Amendment thereto constituting Exhibits 10r1 and 10r2 hereto, respectively, entered into by Registrant with Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Randall W. Larrimore, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., and Charles H. McGill.*

10s1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement constituting Exhibits 10r1 and 10r2 hereto.*

10s2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10s1 hereto.*

10s3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10s1 and 10s2 hereto, respectively, in favor of Thomas C. Hays, John
         T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Randall W. Larrimore, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10t1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and Thomas C. Hays are incorporated herein by reference to Exhibit 10v1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10t2. Amendment effective as of January 1, 1995 to the Agreement constituting Exhibit 10t1 hereto.*

10t3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10t1 and 10t2 hereto, respectively.*

10u1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10u2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10u1 hereto is incorporated herein by reference to Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10u3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10u1 and 10u2 hereto, respectively.*

10u4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10u1, 10u2 and 10u3 hereto entered into by Registrant with John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10v1. Agreement dated March 7, 1988 between Registrant and Randall W. Larrimore and amendments thereto is incorporated herein by reference to Exhibit 10x1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10v2. Amendment effective as of January 1, 1995 to the Agreement constituting Exhibit 10v1 hereto.*

10w1.    Agreement dated February 24, 1995 between Registrant and Charles
         H. McGill.*

l0x1. Agreement dated as of February 1, 1990 between Beam and Barry M. Berish is incorporated herein by reference to Exhibit 10pp1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*
l0y1. Rights Agreement dated as of December 13, 1987 between Registrant and First Chicago Trust Company of New York, as Rights Agent, and amendments thereto is incorporated herein by reference to Exhibit 10aa1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1994 Annual Report to Stockholders of Registrant.

21.      Subsidiaries of Registrant.

23(i)a.  Consent of Independent Accountants, Coopers & Lybrand L.L.P.

23(i)b.  Consent of Counsel, Chadbourne & Parke.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

27.      Financial Data Schedule (Article 5).

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

     Registrant filed a Current Report on Form 8-K, dated October 28, 1994, in respect of Registrant's press release dated October 27, 1994 announcing that the Federal Trade Commission would challenge the sale of The American Tobacco Company (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated November 30, 1994, in respect of Registrant's press release dated November 30, 1994 announcing that Registrant had executed a definitive agreement for the sale of Registrant's Franklin Life Insurance business to American General Corporation for $1.17 billion in cash (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated December 22, 1994 in respect of Registrant's press releases dated December 22, 1994 announcing that the Federal Trade Commission ("FTC") approved a settlement with B.A.T Industries p.l.c. that removed the FTC's opposition to the sale of Registrant's subsidiary, The American Tobacco Company, to B.A.T and that Registrant and B.A.T had completed such sale that day and the simultaneous transfer by Registrant's U.K.- based subsidiary, Gallaher Limited, of the Silk Cut trademark to B.A.T in exchange for a long-term manufacturing arrangement (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated January 5, 1995, in respect of Registrant's pro forma financial information in connection with the sale of Registrant's subsidiary, The American Tobacco Company, on December 22, 1994 (Items 2 and 7(b) and (c)).

     Registrant filed a Current Report on Form 8-K, dated January 24, 1995, in respect of Registrant's press release dated January 24, 1995 announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 1994 (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated January 31, 1995, announcing that the sale of Registrant's Franklin Life Insurance business to American General Corporation for $1.17 billion in cash was completed on January 31, 1995 (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated February 8, 1995, in respect of (i) Registrant's pro forma financial information in connection with the sale of Registrant's Franklin Life Insurance business on January 31, 1995 and (ii) amendments to Registrant's By-laws adopted on January 31, 1995 (Items 2 and 7(b) and (c)).

     Registrant filed a Current Report on Form 8-K, dated February 16, 1995, in respect of certain statements by Registrant to a consumer analyst group (Items 5 and 7(c)).

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

                                        AMERICAN BRANDS, INC.
                                          (Registrant)


                                        By        Thomas C. Hays
                                                  Thomas C. Hays
                                              Chairman of the Board and
Date:  March 28, 1995                          Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


        Thomas C. Hays
    Thomas C. Hays, Chairman of the Board and
    Chief Executive Officer (principal executive
    officer) and Director
    Date:   March 28, 1995


        John T. Ludes*
    John T. Ludes, President and Chief
    Operating Officer and Director
    Date:   March 28, 1995


        Robert L. Plancher*
    Robert L. Plancher, Senior Vice President and
    Chief Accounting Officer (principal
    accounting officer)
    Date:   March 28, 1995


        Dudley L. Bauerlein, Jr.
    Dudley L. Bauerlein, Jr., Senior Vice President and
    Chief Financial Officer (principal
    financial officer)
    Date:   March 28, 1995

        William J. Alley*
    William J. Alley, Director
    Date:   March 28, 1995


        Eugene R. Anderson*
    Eugene R. Anderson, Director
    Date:   March 28, 1995


        Patricia O. Ewers*
    Patricia O. Ewers, Director
    Date:   March 28, 1995


        John W. Johnstone, Jr.*
    John W. Johnstone, Jr., Director
    Date:   March 28, 1995


        Wendell J. Kelley*
    Wendell J.  Kelley, Director
    Date:   March 28, 1995


        Sidney Kirschner*
    Sidney Kirschner, Director
    Date:   March 28, 1995


        Gordon R. Lohman*
    Gordon R. Lohman, Director
    Date:   March 28, 1995


        Charles H. Pistor, Jr.*
    Charles H. Pistor, Jr., Director
    Date:   March 28, 1995


        Peter M. Wilson*
    Peter M. Wilson, Director
    Date:   March 28, 1995


    *By        A. Robert Colby
        A. Robert Colby, Attorney-in-Fact

                  INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                      Pages
                                                                      -----
AMERICAN BRANDS, INC. AND SUBSIDIARIES

     Report of Independent Accountants                                  F-2

     Schedules
     ---------

         I     Condensed Financial Information of Registrant
                 As of December 31, 1994 and 1993 and for
                 the years ended December 31, 1994, 1993
                 and 1992                                               F-3

        II     Valuation and qualifying accounts
                 For the years ended December 31,
                 1994, 1993 and 1992                                    F-8

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Stockholders of
  American Brands, Inc.:

          Our report on the consolidated financial statements of American Brands, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1994 Annual Report to Stockholders of American Brands, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND L.L.P.




1301 Avenue of the Americas
New York, New York
February 1, 1995

                  AMERICAN BRANDS, INC. (PARENT COMPANY)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               BALANCE SHEET
                               (In millions)
                                                           December 31,
                                                   -----------------------
                                                        1994        1993
                                                        ----        ----
                                                                 (Restated)

Assets

  Current assets
     Cash and cash equivalents                        $    3.4    $      -
     Receivables from affiliated companies               579.7       565.8
     Net assets of discontinued operations             1,170.0           -
     Other current assets                                 32.0        51.4
                                                      --------    --------
          Total current assets                         1,785.1       617.2
                                                      --------    --------
  Investment in subsidiaries                           2,382.4     2,222.5
  Long-term receivables from affiliated companies      3,143.0     3,724.8
  Net assets of discontinued operations                      -     1,344.0
  Other assets                                           138.5       141.2
                                                      --------    --------
          Total assets                                $7,449.0    $8,049.7
                                                      ========    ========
Liabilities and stockholders' equity

  Current liabilities
     Commercial paper                                 $  103.3    $  711.3
     Payables to affiliated companies                    128.9       113.2
     Other current liabilities                           477.2       265.9
     Current portion of long-term debt                   485.4       156.5
                                                      --------    --------
          Total current liabilities                    1,194.8     1,246.9

  Long-term debt                                       1,493.6     2,438.4
  Postretirement and other liabilities                   123.1        93.0
                                                      --------    --------
          Total liabilities                            2,811.5     3,778.3
                                                      --------    --------
  Convertible preferred stock - redeemable at
     Company's option                                     15.7        17.1
                                                      --------    --------
  Common stockholders' equity                          4,621.8     4,254.3
                                                      --------    --------
          Total liabilities and stockholders' equity  $7,449.0    $8,049.7
                                                      ========    ========

The "Notes to Consolidated Financial Statements of American Brands, Inc. and Subsidiaries" contained in the 1994 Annual Report to Stockholders of Registrant are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                  AMERICAN BRANDS, INC. (PARENT COMPANY)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF INCOME
                               (In millions)


                                                   For the Years Ended
                                                      December 31,
                                          -------------------------------
                                                1994       1993     1992
                                                ----       ----     ----
                                                       (Restated)(Restated)

Interest from affiliates                      $ 296.5     $332.6   $357.8

Expenses:
  Corporate administrative expenses              69.9       78.1     80.7
  Interest:  affiliates                          10.0       12.9      8.2
             non-affiliates                     191.6      203.7    219.8
  Other expenses, net                            16.3       12.9     12.1
                                              -------     ------   ------

       Total expenses                           287.8      307.6    320.8

Gain on disposal of business                    577.9          -        -
                                              -------     ------   ------
Income from continuing operations
  before income taxes and other items           586.6       25.0     37.0
Income tax expense (benefit)                     54.2        4.1     (3.1)
                                              -------     ------   ------
Income from continuing operations
  before equity in net income of
  subsidiaries and cumulative effect
  of accounting changes                         532.4       20.9     40.1

Equity in net income of subsidiaries            352.7      349.5    746.8
                                              -------     ------   ------
Income from continuing operations
  before cumulative effect of
  accounting changes                            885.1      370.4    786.9

Income (loss) from discontinued
  operations                                   (151.0)     127.0     96.9
Cumulative effect of accounting changes
  (net of income taxes of $16.9)                    -      (27.6)       -
                                              -------     ------   ------

Net income                                    $ 734.1     $469.8   $883.8
                                              =======     ======   ======

The "Notes to Consolidated Financial Statements of American Brands, Inc. and Subsidiaries" contained in the 1994 Annual Report to Stockholders of Registrant are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                  AMERICAN BRANDS, INC. (PARENT COMPANY)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENT OF CASH FLOWS
                               (In millions)
                                                   For the Years Ended
                                                      December 31,
                                        ---------------------------------
                                                1994       1993     1992
                                                ----       ----     ----
                                                       (Restated)(Restated)

Net cash provided from operating activities $   390.7    $ 618.4  $ 625.1
                                            ---------    -------  -------
Investing activities
  Proceeds from the disposition of
     operations                                 989.4          -        -
  Additional investment in subsidiary               -          -     (1.8)
  Other, net                                     (0.8)       4.4     (4.0)
                                            ---------    -------  -------
       Net cash provided (used) by investing
       activities                               988.6        4.4     (5.8)
                                            ---------    -------  -------
Financing activities
  (Decrease) increase in short-term debt       (908.0)     278.0    261.6
  Issuance of long-term debt                     32.6      473.0    351.4
  Repayment of long-term debt                  (359.5)    (364.7)  (672.6)
  Dividends to stockholders                    (403.1)    (399.1)  (377.8)
  Cash purchases of Common stock for treasury   (20.1)     (57.9)  (100.4)
  Change in intercompany balances, net          242.5     (592.3)   (14.2)
  Redemption and purchases of $2.75
     Preferred stock                                -          -   (134.4)
  Other financing activities, net                 1.9       (4.9)    12.0
                                            ---------    -------  -------
       Net cash used by financing activities (1,413.7)    (667.9)  (674.4)
                                            ---------    -------  -------
Cash provided by discontinued operations         37.8       45.1     55.1
                                            ---------    -------  -------
  Net increase in cash and cash
     equivalents                            $     3.4    $     -  $     -
                                            =========    =======  =======
Cash and cash equivalents at
  Beginning of year                         $      -     $     -  $     -

  End of year                               $     3.4    $     -  $     -
                                            =========    =======  =======
Cash paid during the year for
  Interest                                  $   207.7    $ 220.2  $ 233.6
                                            =========    =======  =======
  Income taxes                              $   195.3    $ 238.5  $ 280.8
                                            =========    =======  =======

The "Notes to Consolidated Financial Statements of American Brands, Inc. and Subsidiaries" contained in the 1994 Annual Report to Stockholders of Registrant are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

          NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          ------------------------------------------------------

1. Basis of Presentation
      Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders of Registrant as referenced in Form 10-K, Part II, Item 8.

      The financial statements have been restated for discontinued operations. The accompanying notes present amounts related only to continuing operations.

2. Dispositions
      On December 22, 1994, the Registrant sold The American Tobacco Company, its domestic tobacco business, for $1 billion in cash, before related expenses. The gain on this disposal increased income from continuing operations before income taxes by $577.9 million or $508.3 million after applicable income taxes of $69.6 million.

3. Discontinued Operations
      On November 30, 1994, the Registrant entered into an agreement to sell The Franklin Life Insurance business ("Franklin") for $1.17 billion in cash, before related expenses. The sale was completed on January 31, 1995. The net assets and results of operations of Franklin have been reclassified to identify them as discontinued operations.

4. Accounting Changes
      On January 1, 1993, Registrant adopted FAS Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 112, "Employers' Accounting for Postemployment Benefits." The initial effects of adopting these statements were recorded as cumulative changes in accounting principles.

5. Investment in Subsidiaries
      During 1994, $361 million of long-term receivables from affiliated companies was contributed to the capital of subsidiaries by Registrant.

      During 1993, $134.8 million of receivables from affiliated companies was contributed to the capital of a subsidiary by Registrant.

6. Cash Dividends from Subsidiaries
      Dividends of $374.6 million in 1994, $634.7 million in 1993, and $593 million in 1992 were paid to Registrant by its subsidiaries, excluding Franklin.

    NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Concluded)


7. Debt
      The components of long-term debt are as follows (In millions):

                                                        1994        1993
                                                        ----        ----

       Notes payable                                 $      -     $  300.0
       Revolving credit notes                            26.4        195.8
       Other notes                                      274.0        356.5
       5 3/4% Eurodollar Convertible Debentures,
          Due 2005                                      200.0        200.0
       7 5/8% Eurodollar Convertible Debentures,
          Due 2001                                      150.0        150.0
       Other Eurodollar Convertible Debentures           40.7         41.0
       8 1/2% Notes, Due 2003                           200.0        200.0
       5 1/4% Notes, Due 1995                           200.0        200.0
       8 5/8% Debentures, Due 2021                      150.0        150.0
       9 1/8% Debentures, Due 2016                      150.0        150.0
       7 7/8% Debentures, Due 2023                      150.0        150.0
       7 1/2% Notes, Due 1999                           150.0        150.0
       9% Notes, Due 1999                               100.0        100.0
       9 1/2% Eurosterling Notes, Due 1994                  -         74.0
       9 1/4% Eurosterling Notes, Due 1998               78.3         74.0
       12% Eurosterling Notes, Due 1995                  62.6         59.2
       12 1/2% Sterling Loan Stock, Due 2009             47.0         44.4
                                                     --------     --------
                                                      1,979.0      2,594.9
       Less current portion                             485.4        156.5
                                                     --------     --------
                                                     $1,493.6     $2,438.4
                                                     ========     ========


     Estimated payments for maturing debt and sinking fund requirements during the next five years, assuming the one-time put option on the 5 3/4% Eurodollar Convertible Debentures is exercised in 1995, are as follows: 1995, $485.4 million; 1996, $101 million; 1997, $53.8 million;
  1998, $172.8 million; and 1999, $280.9 million.

     At December 31, 1994, the Registrant guaranteed short-term committed credit facilities of a U.K.-based subsidiary which provided for unsecured borrowings of up to $513 million, of which $57.8 million was outstanding.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           For the Years Ended December 31, 1994, 1993 and 1992
                               (In millions)
---------------------------------------------------------------------------
       Col. A                 Col. B     Col. C       Col. D       Col. E
       ------                 ------     ------       ------       ------
                                        Additions
                                        ---------
                                        Charged                    Balance
                             Balance at to Costs                   at End
                             Beginning  and                        of
    Description              of Period  Expenses    Deductions     Period
---------------------------------------------------------------------------
1994:
  Allowance for cash
     discounts                $ 6.3      $ 93.0    $ 92.7 (1)      $ 5.3
                                                      1.3 (4)
  Allowance for
     returns                   21.9        90.9      93.2 (1)       12.6
                                                      7.0 (4)
  Allowance for
     doubtful accounts         34.3        11.3      (0.9)(2)       34.1
                                                      9.5 (3)
                                                      2.9 (4)
                              -----      ------    ------          -----
                              $62.5      $195.2    $205.7          $52.0
                              =====      ======    ======          =====
1993:
  Allowance for cash
     discounts                $ 7.9      $ 87.3    $ 88.9 (1)      $ 6.3

  Allowance for
     returns                   17.3       150.6     146.0 (1)       21.9

  Allowance for
     doubtful accounts         34.8        11.7      11.7 (3)       34.3
                                                      0.5 (2)
                              -----      ------    ------          -----
                              $60.0      $249.6    $247.1          $62.5
                              =====      ======    ======          =====
1992:
  Allowance for cash
     discounts                $ 7.5      $ 88.6    $ 88.2 (1)      $ 7.9

  Allowance for
     returns                    9.3       114.3     106.0 (1)       17.3
                                                      0.3 (2)
  Allowance for
     doubtful accounts         39.3        11.9      13.1 (3)       34.8
                                                      3.3 (2)
                              -----      ------    ------          -----
                              $56.1      $214.8    $210.9          $60.0
----------------------------- =====      ======    ======          =====
(1)  Cash discounts and returns allowed customers.
(2)  Effect of changes in foreign exchange rates.
(3)  Doubtful accounts written off, net of recoveries.
(4)  Balance at disposal date of subsidiaries.

                               EXHIBIT INDEX


 3(i). Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3a2 to the Quarterly Report on Form 10-Q of Registrant dated May 14, 1990.

 3(ii). By-laws of Registrant as in effect on the date hereof are incorporated herein by reference to Exhibit 3(ii)b to the Current Report on Form 8-K of Registrant dated February 8, 1995.

10a1.    Article XII ("Incentive Compensation") of the By-laws of
         Registrant is incorporated herein by reference to Exhibit 3(ii)b to the Current Report on Form 8-K of Registrant dated February 8, 1995.*

10b1. Stock Option Plan of American Brands, Inc., as amended is incorporated herein by reference to Exhibit 10b1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2.    Amendment to Stock Option Plan of American Brands, Inc.
         constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3. 1986 Stock Option Plan of American Brands, Inc. and amendments thereto is incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b4. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b3 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b5. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibits 10b3 and 10b4 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b6. 1990 Long-Term Incentive Plan of American Brands, Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10c1.    Amended Supplemental Retirement Plan of American Brands, Inc.*

10c2. Trust Agreement, made as of the 1st day of February, 1989, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of William J. Alley for purposes of paying amounts under the Amended Supplemental Retirement Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1988 maintained in Commission File No. 1-9076.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement constituting Exhibits 10c2 and 10c3 hereto.*

10c5. Schedule identifying substantially identical agreements to the Trust Agreement and the Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto, respectively, in favor of Thomas C. Hays, Arnold Henson, John T. Ludes, Robert L. Plancher, Gilbert
         L. Klemann, II, Robert J. Rukeyser, Randall W. Larrimore, Steven
         C. Mendenhall and Dudley L. Bauerlein, Jr.*

10c6. Trust Agreement, made as of the 1st day of November, 1993, among William J. Alley, Registrant and Chase establishing a grantor trust in favor of William J. Alley for purposes of paying amounts under the Amended Supplemental Retirement Plan constituting
         Exhibit 10c1 hereto is incorporated herein by reference to
         Exhibit 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10c7. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10c6 hereto in favor of Thomas C. Hays, Arnold Henson, John T. Ludes, Robert L. Plancher, Gilbert L. Klemann, II, Robert J. Rukeyser, Randall W. Larrimore, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10d1. Executive mortgage program of Registrant in connection with relocation of corporate headquarters is incorporated herein by reference to Exhibit 10d1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10e1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10e2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10e1 hereto.*

10f1. Retirement Agreement, made as of January 1, 1995, between Registrant and Thomas C. Hays.*

10g1.    Gallaher Limited Executive Incentive Plan adopted on October 20,
         1994.*

10g2. Trust Deed dated March 24, 1983 between Gallaher Limited ("Gallaher") and Gallaher Pensions Limited, and amendments thereto, providing supplemental retirement benefits to certain executives of Gallaher are incorporated herein by reference to Exhibits 10g2 and 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989 maintained in Commission File No. 1-9076.*

10g3. Trust Deed dated June 3, 1992 further amending Exhibit 10g2 hereto is incorporated herein by reference to Exhibit 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10g4. Trust Deed dated January 24, 1994 further amending Exhibits 10g2 and 10g3 hereto is incorporated herein by reference to Exhibit 10g4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10h1. ACCO World Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10h1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10i1.    ACCO World Corporation Supplemental Benefit Plan for Key
         Employees is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989 maintained in Commission File No. 1-9076.*

10j1. Jim Beam Brands Co. Senior Executive and Key Manager Incentive Plan is incorporated herein by reference to Exhibit 10m4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10j2.    Jim Beam Brands Co. Amended Excess Benefit Plan.*

10j3. Trust Agreement, made as of December 24, 1991, among Jim Beam Brands Co. ("Beam"), Chase and Hewitt Associates, establishing a trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10j2 hereto is incorporated herein by reference to Exhibit 10m3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10j4. Amendment made as of the 17th day of November, 1993 to Trust Agreement constituting Exhibit 10j3 hereto is incorporated herein by reference to Exhibit 10k4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10j5. Trust Agreement, made as of the 15th day of December, 1993, among Barry M. Berish, Beam and Chase establishing a grantor trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10j2 hereto is incorporated herein by reference to Exhibit 10k5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10k1. Resolution of the Board of Directors of Registrant adopted on December 11, 1985 with respect to retirement and health benefits provided to William J. Alley is incorporated herein by reference to Exhibit 10e2 to the Registration Statement on Form 8-B of Registrant dated January 27, 1986.*

10k2. Agreement dated as of March 1, 1988 between Registrant and William J. Alley and amendments thereto providing certain retirement benefits is incorporated herein by reference to
         Exhibit 10l2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10l1. Resolutions of the Board of Directors of Registrant adopted on December 11, 1985 and February 23, 1988 with respect to retirement and health benefits provided to Arnold Henson is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10m1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10n1. Service Agreement dated November 9, 1994 between Gallaher and Peter M. Wilson.*

10n2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson is incorporated herein by reference to Exhibit 10o2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10n3. Letter dated March 15, 1994 amending Exhibit 10n2 hereto is incorporated herein by reference to Exhibit 10o3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10o1.    ACCO World Corporation Supplemental Retirement Plan.*

10o2. Trust Agreement, made as of the 1st day of July, 1994, among ACCO World Corporation, Chase, et al. establishing a trust in favor of Norman H. Wesley for purposes of paying amounts under the ACCO World Corporation Supplemental Retirement Plan constituting
         Exhibit 10o1 hereto.*

10o3. Trust Agreement, made as of the 1st day of July, 1994, among Norman H. Wesley, ACCO World Corporation and Chase establishing a grantor trust in favor of Norman H. Wesley for purposes of paying amounts under the ACCO World Corporation Supplemental Retirement Plan constituting Exhibit 10o1 hereto.*

10p1. Employment Agreement entered into as of June 8, 1987 by and between ACCO International Inc. (a predecessor of ACCO USA, Inc.) and Norman H. Wesley is incorporated herein by reference to
         Exhibit 10r1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

10q1. Letters dated July 31, 1984 and February 26, 1990 from Registrant with respect to deferred payment of fees to Eugene R. Anderson are incorporated herein by reference to Exhibit 10t1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10r1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10r2.    Amendment dated November 28, 1994 to the Agreement constituting
         Exhibit 10r1 hereto.*

10r3. Schedule identifying substantially identical agreements to the Agreement and the Amendment thereto constituting Exhibits 10r1 and 10r2 hereto, respectively, entered into by Registrant with Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Randall W. Larrimore, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., and Charles H. McGill.*

10s1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement constituting Exhibits 10r1 and 10r2 hereto.*

10s2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10s1 hereto.*

10s3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10s1 and 10s2 hereto, respectively, in favor of Thomas C. Hays, John
         T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Randall W. Larrimore, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10t1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and Thomas C. Hays are incorporated herein by reference to Exhibit 10v1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10t2. Amendment effective as of January 1, 1995 to the Agreement constituting Exhibit 10t1 hereto.*

10t3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10t1 and 10t2 hereto, respectively.*

10u1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10u2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10u1 hereto is incorporated herein by reference to Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10u3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10u1 and 10u2 hereto, respectively.*

10u4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10u1, 10u2 and 10u3 hereto entered into by Registrant with John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10v1. Agreement dated March 7, 1988 between Registrant and Randall W. Larrimore and amendments thereto is incorporated herein by reference to Exhibit 10x1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10v2. Amendment effective as of January 1, 1995 to the Agreement constituting Exhibit 10v1 hereto.*

10w1.    Agreement dated February 24, 1995 between Registrant and Charles
         H. McGill.*

l0x1. Agreement dated as of February 1, 1990 between Beam and Barry M. Berish is incorporated herein by reference to Exhibit 10pp1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

l0y1. Rights Agreement dated as of December 13, 1987 between Registrant and First Chicago Trust Company of New York, as Rights Agent, and amendments thereto is incorporated herein by reference to Exhibit 10aa1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1994 Annual Report to Stockholders of Registrant.

21.      Subsidiaries of Registrant.

23(i)a.  Consent of Independent Accountants, Coopers & Lybrand L.L.P.

23(i)b.  Consent of Counsel, Chadbourne & Parke.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

27.      Financial Data Schedule (Article 5).

         * Indicates that exhibit is a management contract or compensatory plan or arrangement.

          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.