Form 10-Q
period 1995-03-31
AMERICAN BRANDS INC /DE/
filed 1995-05-12
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                        Commission file number 1-9076
ended March 31, 1995

                             AMERICAN BRANDS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              13-3295276
- -------------------------------                            --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

         1700 East Putnam Avenue, Old Greenwich, Connecticut 06870-0811
- -------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at April 28, 1995 was 188,836,021 shares.

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
- ------   --------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     --------------------------------------
                                 (In millions)

                                               March 31,       December 31,
                                                 1995              1994
                                             ------------      ------------
                                             (Unaudited)

Assets

     Current assets
      Cash and cash equivalents              $  903.5           $  110.1
      Accounts receivable, net                1,554.2            1,067.9

      Inventories
       Leaf tobacco                             151.7              132.2
       Bulk whiskey                             355.2              351.4
       Other raw materials, supplies
        and work in process                     289.0              266.8
       Finished products                        654.9            1,265.3
                                              -------           --------
                                              1,450.8            2,015.7
      Net assets of discontinued
       operations                                   -            1,170.0
      Other current assets                      205.3              307.2
                                             --------           --------
        Total current assets                  4,113.8            4,670.9

     Property, plant and equipment, net       1,220.2            1,212.7

     Intangibles resulting from
      business acquisitions, net              3,548.8            3,549.1

     Other assets                               398.1              361.7
                                             --------           --------
        Total assets                         $9,280.9           $9,794.4
                                             ========           ========












           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                    (In millions, except per share amounts)

                                                   March 31,      December 31,
                                                     1995            1994
                                                 -------------   -------------
                                                  (Unaudited)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                     $   131.6        $   77.3
       Commercial paper                                   -           103.3
       Accounts payable                               326.1           471.4
       Accrued expenses and other liabilities         846.9           856.2
       Accrued excise and other taxes               1,189.4         1,082.1
       Current portion of long-term debt              513.8           525.2
                                                  ---------        --------
         Total current liabilities                  3,007.8         3,115.5

     Long-term debt                                 1,458.8         1,512.1
     Deferred income taxes                            143.4           133.0
     Postretirement and other liabilities             399.4           396.3
                                                  ---------        --------
         Total liabilities                          5,009.4         5,156.9
                                                  ---------        --------

     $2.67 Convertible Preferred stock -
       redeemable at Company's option                  15.3            15.7
                                                  ---------        --------
     Common stockholders' equity
     Common stock, par value $3.125 per
      share, 229.6 shares issued                      717.4           717.4
     Paid-in capital                                  176.1           174.6
     Foreign currency adjustments                   (209.5)          (249.0)
     Retained earnings                              4,742.3         4,724.4
     Treasury stock, at cost                       (1,170.1)         (745.6)
                                                  ---------        --------
       Total Common stockholders' equity            4,256.2         4,621.8
                                                  ---------        --------
         Total liabilities and
           stockholders' equity                   $ 9,280.9        $9,794.4
                                                  =========        ========












           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 1995 and 1994
              ----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)


                                                 1995               1994
                                                                 (Restated)
                                              ----------         ----------

Net sales                                      $2,792.5           $3,000.9
                                               --------           --------
Cost of products sold                             826.5              911.2
Excise taxes on products sold                   1,277.7            1,215.3
                                               --------           --------
                                                2,104.2            2,126.5
                                               --------           --------
Gross profit                                      688.3              874.4
                                               --------           --------
Advertising, selling and
  administrative expenses                         402.0              559.6
Amortization of intangibles                        24.1               23.9
                                               --------           --------
                                                  426.1              583.5
                                               --------           --------
Operating income                                  262.2              290.9
                                               --------           --------
Interest and related expenses                      46.0               57.3
Corporate administrative expenses                  22.2                7.7
Other (income) expenses, net                       (7.1)               2.7
                                               --------           --------
                                                   61.1               67.7
                                               --------           --------
Income from continuing operations
  before income taxes                             201.1              223.2

Income taxes                                       84.5               93.7
                                               --------           --------
Income from continuing operations                 116.6              129.5

Income from discontinued operations                   -               19.7
                                               --------           --------
Net income                                     $  116.6           $  149.2
                                               ========           ========










           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
         for the Three Months Ended March 31, 1995 and 1994 (Concluded)
        ----------------------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)


                                                     1995           1994
                                                                 (Restated)
                                                    ------       ----------


Earnings per Common share
  Primary
    Income from continuing operations                $.60            $.64
    Income from discontinued operations                 -             .10
                                                     ----            ----
    Net income                                       $.60            $.74
                                                     ====            ====
  Fully diluted
    Income from continuing operations                $.59            $.63
    Income from discontinued operations                 -             .09
                                                     ----            ----
    Net income                                       $.59            $.72
                                                     ====            ====


Dividends paid per Common share                      $.50          $.4925
                                                     ====          ======
Average number of Common shares outstanding
  Primary                                           194.5           201.8
                                                    =====           =====
  Fully diluted                                     206.6           213.5
                                                    =====           =====






















           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 1995 and 1994
              ----------------------------------------------------
                                 (In millions)
                                  (Unaudited)
                                                           1995        1994
                                                                    (Restated)
                                                          ------    ----------

Operating activities
   Net income                                           $  116.6      $ 149.2
   Income from discontinued operations                         -        (19.7)
   Depreciation and amortization                            66.7         74.9
   Increase in accounts receivable                        (460.8)      (315.2)
   Decrease in inventories                                 595.7        181.1
   Decrease in accounts payable, accrued
     expenses and other liabilities                       (250.7)      (219.2)
   Increase in accrued excise and other taxes               74.8        579.8
   Other operating activities, net                         151.9        116.5
                                                        --------      -------
     Net cash provided from continuing operating
       activities                                          294.2        547.4
                                                        --------      -------
Investing activities
   Additions to property, plant and equipment              (38.3)       (33.4)
   Proceeds from the disposition of operations,
     net of cash                                         1,166.4            -
   Other investing activities, net                          (3.0)         3.6
                                                        --------      -------
     Net cash provided (used) by investing activities    1,125.1        (29.8)
                                                        --------      -------
Financing activities
   Decrease in short-term debt                             (51.5)      (207.3)
   Repayment of long-term debt                             (73.6)      (198.2)
   Dividends to stockholders                               (98.7)       (99.7)
   Cash purchases of Common stock for treasury            (421.0)           -
   Other financing activities, net                           9.6          0.4
                                                        --------      -------
     Net cash used by financing activities                (635.2)      (504.8)
                                                        --------      -------
Effect of foreign exchange rate changes on cash              9.3          1.9
                                                        --------      -------
Cash provided by discontinued operations                       -         10.3
                                                        --------      -------
     Net increase in cash and cash equivalents             793.4         25.0

Cash and cash equivalents at beginning of period           110.1         62.5
                                                        --------      -------
Cash and cash equivalents at end of period              $  903.5      $  87.5
                                                        ========      =======






           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Principles of Consolidation

              The condensed consolidated balance sheet as of March 31, 1995 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

              The 1994 condensed consolidated financial statements were restated to reflect the Franklin life insurance business as a discontinued operation.

              The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1994 Annual Report on Form 10-K.


2.       Dispositions


              On July 12, 1994, Dollond & Aitchison Group PLC, a subsidiary of Gallaher Limited, was sold for total consideration of $146 million, which approximated the carrying value of the company.

              On December 22, 1994, the Company sold The American Tobacco Company, its domestic tobacco business, for $1 billion in cash, before related expenses. An after-tax gain of $508.3 million, or $2.52 per Common share, was recognized on the transaction in the fourth quarter of 1994.

              The Company announced plans to dispose of a number of nonstrategic businesses and product lines, including U.K.-based Forbuoys and Prestige, both subsidiaries of Gallaher Limited, and in the fourth quarter of 1994 recorded an after-tax loss of $241.3 million, or $1.20 per Common share, substantially non-cash, based on the anticipated sale of these businesses for proceeds in the range of $150-$175 million. The sale of Prestige was completed on May 2, 1995.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Discontinued Operations

              On November 30, 1994, the Company entered into an agreement to sell its Franklin life insurance business for $1.17 billion in cash, before related expenses. A net loss of $206.8 million was recognized on the transaction in the fourth quarter of 1994 in discontinued operations. The sale was completed on January 31, 1995.

              Summarized data for Franklin, net of interest allocation, is as follows (in millions):

                                                 Three Months Ended
                                                   March 31, 1994
                                                 ------------------
              Revenues                                 $247.3
                                                       ======
              Income before taxes                       $33.3
                                                        =====
              Net income                                $19.7
                                                        =====

4.       Supplementary Profit and Loss Information

              Federal and foreign excise taxes included in net sales are as follows (in millions):

                                                      Three Months
                                                     Ended March 31,
                                                  ---------------------
                                                    1995          1994
                                                  --------      --------

              International tobacco               $1,175.9      $1,028.3
              Domestic tobacco                           -          96.3
              Distilled spirits                      l01.8          90.7
                                                  --------      --------
                                                  $1,277.7      $1,215.3
                                                  ========      ========


5.       Earnings Per Share

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)



6.       Pending Litigation

              The Company and its subsidiaries are defendants in various lawsuits associated with their business and operations, including actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Company. These actions are being vigorously contested.

              On December 22, 1994, the Company sold The American Tobacco Company subsidiary to Brown & Williamson Tobacco Corporation, a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, Brown & Williamson Tobacco Corporation and The American Tobacco Company agreed to indemnify the Company against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of The American Tobacco Company.


7.       Environmental

              The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Company.


8.       Subsequent Event

              On April 11, 1995, holders of $199.5 million of the $200 million 5 3/4% Eurodollar Convertible Debentures, Due 2005, exercised their right to "put" their debentures at a price of 114.74%, plus accrued interest. This resulted in a total payment by the Company of $240.4 million, including premium and accrued interest, and will have the effect of reducing fully diluted shares by 5.1 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



         To the Board of Directors of American Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

              We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, cash flows and Common stockholders' equity for the year then ended (not presented herein) and in our report dated February 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                               COOPERS & LYBRAND L.L.P.





         1301 Avenue of the Americas
         New York, New York
         May 11, 1995

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------     AND RESULTS OF OPERATIONS.
            -----------------------------------------------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------


    Results of Operations for Three Months Ended March 31, 1995 as Compared
                      to Three Months Ended March 31, 1994
    -----------------------------------------------------------------------
                                      Net Sales            Operating Income
                                ---------------------     -------------------
                                   1995       1994         1995       1994
                                           (Restated)              (Restated)
                                --------   ----------     ------   ----------
                                                (In millions)

International tobacco           $1,523.1     $1,330.3     $147.7     $125.1
Distilled spirits                  255.2        240.6       27.2       30.1
Hardware and home
 improvement products              322.3        289.3       46.0       41.0
Office products                    285.5        232.9       17.3       14.3
Golf and leisure products          149.9        133.5       23.4       21.3
Other businesses                   256.5        397.8        0.6        3.7
                                --------     --------     ------     ------
 Ongoing operations              2,792.5      2,624.4      262.2      235.5
Domestic tobacco                       -        376.5          -       55.4
                                --------     --------     ------     ------
 Continuing operations          $2,792.5     $3,000.9     $262.2     $290.9
                                ========     ========     ======     ======


CONSOLIDATED
- ------------

Net sales and operating income from ongoing operations (which excludes domestic tobacco and life insurance) increased 6% and 11%, respectively. Translation of foreign currencies at higher average exchange rates favorably affected net sales and operating income by $120.7 million and $10 million, respectively. Excluding the effect of the foreign exchange, net sales from ongoing operations were up 2% on price increases (including international tobacco excise tax increases) and on new products, partly offset by the absence of optical goods and services as well as volume declines, principally in other businesses. Operating income from ongoing operations, excluding the effect of foreign exchange, was up 7% on increases in most major business segments except distilled spirits.

Consolidated net sales and operating income from continuing operations (which includes domestic tobacco for 1994) decreased 7% and 10%, respectively.

Corporate administrative expenses increased $14.5 million, reflecting unfavorable comparisons to last year's reversal of accruals, notably for nontobacco legal fees and a headquarters workforce reduction accomplished in 1994, and this year's higher stock appreciation rights expense.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


CONSOLIDATED (Concluded)
- ------------

Both the decrease in interest and related expenses and the favorable change in other (income) expenses, net, are related to the use of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business, and resulted in lower average borrowings and higher interest income, respectively.

Income from continuing operations of $116.6 million, or 60 cents per Common share, for the three months ended March 31, 1995 compared with $129.5 million, or 64 cents per share, last year. The decrease reflects the absence of The American Tobacco Company's results of operations.

Net income of $116.6 million, or 60 cents per Common share, for the three months ended March 31, 1995, compared with $149.2 million, or 74 cents per share, last year, which included $19.7 million, or ten cents per share from discontinued operations. Lower average Common shares outstanding in 1995 benefited E.P.S. by two cents.

Reported income from continuing operations in 1995 will continue to be negatively affected, when compared to 1994, by the absence of the results of domestic tobacco and the fourth quarter's net gain on disposal of businesses, partly offset by lower interest expense and higher interest income based on existing levels of borrowings and investments. In addition, last year's second quarter benefited from the reversal of tax provisions no longer required, resulting in an unusually low effective tax rate which is likely to adversely affect comparisons.

Of the 20 million share purchase authorization adopted by the Board of Directors in connection with the sale of American Tobacco and Franklin, approximately 13.8 million shares had been purchased as of May 9, 1995. Subject to market conditions, the Company intends to complete share purchases under this authorization and will consider whether further share purchases would be in the best interest of shareholders. Earnings per Common share in 1995 will continue to benefit from the Company's purchase of shares of its Common stock.

The Company is seeking acquisitions with the principal objective of accelerating the growth of its hardware and home improvement, office products, golf and leisure and distilled spirits businesses. It also has been proceeding to divest several nonstrategic businesses and product lines.

The proportion of the Company's income from foreign sources in 1995 has increased significantly due to the absence of the businesses sold. As a result, fluctuations in foreign currencies, principally sterling, will increase the volatility of dollar results in future periods.

See notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements for discussion of pending litigation and environmental matters.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------



International Tobacco
- ---------------------

International tobacco net sales in sterling were up 7% on price increases (principally resulting from higher U.K. tobacco taxes and a manufacturers' price increase in April 1994) and a 0.3% U.K. cigarette unit sales gain. This increase in net sales was partly offset by an unfavorable product mix and cigarette and cigar export volume declines of 10.4% and 16.9%, respectively. Gallaher maintained its position as the number one tobacco company in the U.K. Gallaher's estimated share of consumer sales was 39.5%, as compared with 39.7% for last year's first quarter. Consumer demand is estimated to have declined in the range of 2.5% as compared with a decline of about 4.6% in last year's first quarter. The U.K. cigarette industry volume is estimated to have declined 7.7%. Changes in trade buying patterns related to U.K. budget announcements at the end of 1993 and 1994 caused distortions in the comparison between the first quarter of 1994 and 1995, which benefited the first quarter of 1995. Operating income in sterling increased 11% on higher sales and improved gross margins, partly offset by increased advertising costs on U.K. support for Benson and Hedges Special Filter. In dollars, net sales and operating income increased 14% and 18%, respectively, reflecting translation at higher average exchange rates.


Distilled Spirits
- -----------------

Worldwide net sales increased 6% and operating income decreased 10%.

Beam's net sales increased 6% principally as a result of domestic volume increases, reflecting Beam's planned reduction in domestic trade inventory levels in the first quarter of 1994. Domestic branded case sales increased 4.7% principally reflecting an increase in Jim Beam bourbon. Operating income increased 4% as the sales increase was partly offset by increased marketing expenses, reflecting expenditures to promote Jim Beam bourbon's 200th anniversary and higher international expenditures. International sales and operating income increased on higher case sales and higher average foreign exchange rates.

Whyte & Mackay's net sales in sterling increased slightly as a result of a 26 pence tax increase on a typical bottle effective January 1, 1995, largely offset by price decreases, and U.K. and export volume declines of 5.7% and 24.2%, respectively. The price and volume declines reflect widespread and intense competitive pricing activity especially in an unsettled U.K. market. This year's operating loss, which represented a 2.6 million pound decline from last year's operating income, resulted from

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


Distilled Spirits (Concluded)
- -----------------

reduced gross margin reflecting the impact of significant price decreases in last year's second quarter on buyers-own-brands in the U.K., volume declines and an unfavorable product mix, partly offset by lower operating expenses. Due to non-recurring items in 1994, principally one-time bulk sales late in the year, reported comparisons for Whyte & Mackay will be negatively affected.


Hardware and Home Improvement Products
- --------------------------------------

Record net sales increased 11% on new products and line extensions, price increases and volume gains. All four companies in the group achieved record net sales. Record operating income was up 12% as all companies achieved growth. Waterloo had particularly strong results due to volume gains with Sears. The overall improved operating income reflected the sales increases, partly offset by increased raw material costs and volume-related marketing expenses.


Office Products
- ---------------

Record net sales increased 23% on volume increases reflecting continued market share gains, new products, higher average foreign exchange rates and limited price increases. Operating income increased 21% reflecting the sales increase, partly offset by increased lower-margin sales, higher volume-related expenses and unfavorable impact of gains on the disposal of assets last year. The net sales and operating income increases reflected improvements in both domestic and international businesses. Excluding the effect of higher foreign exchange rates, net sales and operating income increased 20% and 17%, respectively.


Golf and Leisure Products
- -------------------------

Record net sales increased 12% as all lines increased on new products and line extensions. Record operating income increased 10% on the record sales, partly offset by higher advertising, golf club demo programs for new products and higher costs related to European expansion.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


Other Businesses
- ----------------

Net sales declined $141.3 million (36%) and operating income decreased $3.1 million (84%). Excluding optical goods and services, sold in July 1994 and Acushnet's rubber division, sold in December 1994, net sales declined $43.5 million (15%) and operating income decreased $2 million (77%). The unfavorable change in net sales reflected volume declines in retail distribution, partly offset by price increases and translation of sterling results at higher average exchange rates. Other businesses principally includes a number of nonstrategic businesses which the Company announced plans to dispose of during 1995, including U.K.-based Forbuoys and Prestige. The sale of Prestige was completed on May 2, 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided from continuing operating activities of $294.2 million for the quarter ended March 31, 1995, decreased $253.2 million yet exceeded the funds required for capital expenditures and dividends by $157.2 million. The decrease was largely attributable to international tobacco and the absence of American Tobacco's cash flow of $59.5 million. The fluctuations in international tobacco's accrued taxes, accounts receivable, and inventories reflect the significant impact of last year's changes in trade buying patterns related to U.K. budget announcements resulting in an unusually high cash flow from operations in the first quarter last year.

Net cash provided from investing activities for the quarter ended March 31, 1995 was $1,125.1 million as compared with net cash used of $29.8 million in 1994, principally reflecting proceeds received from the disposition of the Franklin life insurance business.

Net cash used by financing activities for the quarter ended March 31, 1995 was $635.2 million as compared with $504.8 million in 1994, reflecting the purchase of over 11.5 million Common shares, partly offset by lower repayments of both short and long-term debt.

Subject to market conditions, the Company intends to complete share purchases under the 20 million share purchase authorization and will consider whether further share purchases would be in the best interest of shareholders.

Total debt at March 31, 1995 aggregated $2.1 billion, a decrease of $113.7 million from December 31, 1994 largely reflecting the retirement of commercial paper borrowings. The ratio of total debt to total capital increased slightly from 32.4% at December 31, 1994 to 33% at March 31, 1995 reflecting the purchase of Common shares.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
           ---------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Concluded)
- -------------------------------

Management believes that the Company's internally generated funds, together with its access to global credit markets, are more than adequate to meet the Company's capital needs.

The remaining proceeds from the disposition of businesses will be used for further debt reduction, share purchases, and, as opportunities arise, strategic acquisitions.

On April 11, 1995, holders of $199.5 million of the $200 million 5 3/4% Eurodollar Convertible Debentures, Due 2005, exercised their right to "put" their debentures at a price of 114.74%, plus accrued interest. This resulted in a total payment by the Company of $240.4 million, including premium and accrued interest, and will have the effect of reducing fully diluted shares by 5.1 million.

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

                                                    Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                     1995        1994
                                                              (Restated)
                                                    ------    ----------

Income from continuing operations                   $116.6      $129.5

Preferred stock dividend requirements                 (0.3)       (0.4)
                                                    ------      ------
Income from continuing operations available for
   computing earnings per Common share - primary     116.3       129.1

Income from discontinued operations                      -        19.7
                                                    ------      ------
Net income for computing earnings
   per Common share - primary                       $116.3      $148.8
                                                    ======      ======


Income from continuing operations available for
   computing earnings per Common share - primary    $116.3      $129.1

Convertible preferred stock dividend requirements      0.3         0.4

Interest and related expenses on convertible
   debentures                                          5.4         5.4
                                                    ------      ------
Income from continuing operations available for
   computing earnings per Common share -
   fully diluted                                     122.0       134.9

Income from discontinued operations                      -        19.7
                                                    ------      ------
Net income for computing earnings per Common
   share - fully diluted                            $122.0      $154.6
                                                    ======      ======

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

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     1995        1994
                                                              (Restated)
                                                    -----     ----------

Weighted average number of Common shares
   outstanding during each period - primary         194.5        201.8

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                        2.1          2.2

Addition from assumed conversion of
   convertible debentures                             9.3          9.3

Other additions                                       0.7          0.2
                                                    -----        -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                              206.6        213.5
                                                    =====        =====


Earnings per Common share
   Primary
     Income from continuing operations               $.60         $.64

     Income from discontinued operations                -          .10
                                                     ----         ----
     Net income                                      $.60         $.74
                                                     ====         ====
   Fully diluted
     Income from continuing operations               $.59         $.63

     Income from discontinued operations                -          .09
                                                     ----         ----
     Net income                                      $.59         $.72
                                                     ====         ====

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
- ------   -----------------

         (a) Reference is made to paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         (b) Reference is made to the discussion of People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., and the related action, Natural Resources Defense Council, et al., v. Price Pfister, Inc., et al., in paragraph
 (b) of Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. In Lungren, on March 22, 1995, defendants filed a writ with the Court of Appeals challenging plaintiffs' standing to bring this action. In the Natural Resources Defense Council matter, on April 16, 1993, defendants filed a demurrer in respect of plaintiffs' claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. On May 5, 1994, the court issued an order granting defendants' demurrer, and on May 25, 1994, the Attorney General appealed the order. A hearing on the demurrer was held March 30, 1995, but an opinion has not yet been issued.

         (c) It is not possible to predict the outcome of the pending litigation referenced in paragraphs (a) and (b) above, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. Reference is made to Note 6, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------   --------------------------------

         (a)  Exhibits.
              --------

              12. Statement re computation of ratio of earnings to fixed charges.

              15.      Letter from Coopers & Lybrand L.L.P. dated
                       May 11, 1995 re unaudited financial information.

              23.      Consent of Counsel, Chadbourne & Parke.

              27.      Financial Data Schedule (Article 5).

         In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.  (Concluded)
- ------   --------------------------------

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

         Registrant filed a Current Report on Form 8-K, dated March 28, 1995, in respect of Registrant's pro forma financial information in connection with the previously reported sales of Registrant's American Tobacco Company subsidiary and its Franklin life insurance business (Items 5 and 7(b)).

         Registrant filed a Current Report on Form 8-K, dated April 24, 1995, in respect of Registrant's press release dated April 24, 1995 announcing Registrant's financial results for the three-month period ended March 31, 1995 (Items 5 and 7(c)).

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



                                                 AMERICAN BRANDS, INC.
                                                 ---------------------
                                                     (Registrant)








Date:  May 11, 1995                             By   R. L. Plancher
       ------------                             -----------------------
                                                R. L. Plancher
                                                Senior Vice President and
                                                Chief Accounting Officer

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

  15.       Letter from Coopers & Lybrand L.L.P. dated
            May 11, 1995 re unaudited financial information.

  23.       Consent of Counsel, Chadbourne & Parke.

  27.       Financial Data Schedule (Article 5).