Form 10-Q
period 1995-06-30
AMERICAN BRANDS INC /DE/
filed 1995-08-11
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                      Commission file number 1-9076
ended June 30, 1995

                           AMERICAN BRANDS, INC.
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)



          DELAWARE                                          13-3295276
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      1700 East Putnam Avenue, Old Greenwich, Connecticut  06870-0811
- --------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:  (203) 698-5000

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at July 31, 1995 was 185,818,004 shares.

                      PART I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.
- ------    --------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                               (In millions)

                                              June 30,     December 31,
                                               1995            1994
                                            ------------   ------------
                                             (Unaudited)

Assets

  Current assets
   Cash and cash equivalents                 $  634.9       $  110.1
   Accounts receivable, net                   1,358.5        1,067.9

   Inventories
    Leaf tobacco                                164.1          132.2
    Bulk whiskey                                362.1          351.4
    Other raw materials, supplies and
     work in process                            293.4          266.8
    Finished products                           577.4        1,265.3
                                              -------       --------
                                              1,397.0        2,015.7
   Net assets of discontinued
    operations                                      -        1,170.0
   Other current assets                         212.3          307.2
                                             --------       --------
     Total current assets                     3,602.7        4,670.9

  Property, plant and equipment, net          1,192.1        1,212.7

  Intangibles resulting from
   business acquisitions, net                 3,493.2        3,549.1

  Other assets                                  404.8          361.7
                                             --------       --------
     Total assets                            $8,692.8       $9,794.4
                                             ========       ========









         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                  ---------------------------------------
                  (In millions, except per share amounts)

                                            June 30,    December 31,
                                              1995          1994
                                          ------------  ------------
                                          (Unaudited)

Liabilities and stockholders' equity

  Current liabilities
   Notes payable to banks                  $    64.6      $   77.3
   Commercial paper                                -         103.3
   Accounts payable                            324.4         471.4
   Accrued expenses and other liabilities      724.2         856.2
   Accrued excise and other taxes            1,115.9       1,082.1
   Current portion of long-term debt           341.1         525.2
                                           ---------      --------
     Total current liabilities               2,570.2       3,115.5

  Long-term debt                             1,436.3       1,512.1
  Deferred income taxes                        147.0         133.0
  Postretirement and other liabilities         396.3         396.3
                                           ---------      --------
     Total liabilities                       4,549.8       5,156.9
                                           ---------      --------

  $2.67 Convertible Preferred stock -
   redeemable at Company's option               14.9          15.7
                                           ---------      --------
  Common stockholders' equity
   Common stock, par value $3.125 per
    share, 229.6 shares issued                 717.4         717.4
   Paid-in capital                             174.1         174.6
   Foreign currency adjustments               (219.0)       (249.0)
   Retained earnings                         4,764.0       4,724.4
   Treasury stock, at cost                  (1,308.4)       (745.6)
                                           ---------      --------
     Total Common stockholders' equity       4,128.1       4,621.8
                                           ---------      --------
      Total liabilities and
        stockholders' equity               $ 8,692.8      $9,794.4
                                           =========      ========









         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Six Months Ended June 30, 1995 and 1994
              -----------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)


                                                  1995         1994
                                                            (Restated)
                                               --------     ----------

Net sales                                      $5,387.2     $6,041.8
                                               --------     --------
Cost of products sold                           1,605.0      1,888.7
Excise taxes on products sold                   2,417.0      2,368.6
                                               --------     --------
                                                4,022.0      4,257.3
                                               --------     --------
Gross profit                                    1,365.2      1,784.5
                                               --------     --------
Advertising, selling and
  administrative expenses                         816.5      1,149.2
Amortization of intangibles                        48.2         47.8
                                               --------     --------
                                                  864.7      1,197.0
                                               --------     --------
Operating income                                  500.5        587.5
                                               --------     --------
Interest and related expenses                      86.1        112.8
Corporate administrative expenses                  42.2         28.7
Other (income) expenses, net                      (16.0)         4.9
                                               --------     --------
                                                  112.3        146.4
                                               --------     --------
Income from continuing operations before
  income taxes                                    388.2        441.1

Income taxes                                      152.5        159.7
                                               --------     --------
Income from continuing operations before
  extraordinary item                              235.7        281.4

Income from discontinued operations                   -         31.7

Extraordinary item                                 (2.7)           -
                                               --------     --------
Net income                                     $  233.0     $  313.1
                                               ========     ========





         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
        for the Six Months Ended June 30, 1995 and 1994 (Concluded)
        -----------------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)


                                                    1995        1994
                                                             (Restated)
                                                   ------    ---------


Earnings per Common share
  Primary
     Income from continuing operations             $1.23        $1.39
     Income from discontinued operations               -          .16
     Extraordinary item                             (.01)           -
                                                   -----        -----
     Net income                                    $1.22        $1.55
                                                   =====        =====
  Fully diluted
     Income from continuing operations             $1.21        $1.37
     Income from discontinued operations               -          .15
     Extraordinary item                             (.01)           -
                                                   -----        -----
     Net income                                    $1.20        $1.52
                                                   =====        =====


Dividends paid per Common share                    $1.00       $.9925
                                                   =====       ======
Average number of Common shares outstanding
  Primary                                          191.3        201.8
                                                   =====        =====
  Fully diluted                                    201.1        213.5
                                                   =====        =====

















         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended June 30, 1995 and 1994
             -------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)


                                                 1995         1994
                                                           (Restated)
                                               --------    ----------

Net sales                                     $2,594.7      $3,040.9
                                              --------      --------
Cost of products sold                            778.5         977.5
Excise taxes on products sold                  1,139.3       1,153.3
                                              --------      --------
                                               1,917.8       2,130.8
                                              --------      --------
Gross profit                                     676.9         910.1
                                              --------      --------
Advertising, selling and
  administrative expenses                        414.5         589.6
Amortization of intangibles                       24.1          23.9
                                              --------      --------
                                                 438.6         613.5
                                              --------      --------
Operating income                                 238.3         296.6
                                              --------      --------
Interest and related expenses                     40.1          55.5
Corporate administrative expenses                 20.0          21.0
Other (income) expenses, net                      (8.9)          2.2
                                              --------      --------
                                                  51.2          78.7
                                              --------      --------
Income from continuing operations before
  income taxes                                   187.1         217.9

Income taxes                                      68.0          66.0
                                              --------      --------
Income from continuing operations before
  extraordinary item                             119.1         151.9

Income from discontinued operations                  -          12.0

Extraordinary item                                (2.7)            -
                                              --------      --------
Net income                                    $  116.4      $  163.9
                                              ========      ========





         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
       for the Three Months Ended June 30, 1995 and 1994 (Concluded)
       -------------------------------------------------------------
                  (In millions, except per share amounts)
                                (Unaudited)


                                                     1995       1994
                                                             (Restated)
                                                    ------   ---------


Earnings per Common share
  Primary
     Income from continuing operations              $.63         $.75
     Income from discontinued operations               -          .06
     Extraordinary item                             (.01)           -
                                                    ----         ----
     Net income                                     $.62         $.81
                                                    ====         ====
  Fully diluted
     Income from continuing operations              $.62         $.74
     Income from discontinued operations               -          .06
     Extraordinary item                             (.01)           -
                                                    ----         ----
     Net income                                     $.61         $.80
                                                    ====         ====


Dividends paid per Common share                     $.50         $.50
                                                    ====         ====
Average number of Common shares outstanding
  Primary                                          188.0        201.8
                                                   =====        =====
  Fully diluted                                    195.6        213.4
                                                   =====        =====

















         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Six Months Ended June 30, 1995 and 1994
              -----------------------------------------------
                               (In millions)
                                (Unaudited)
                                                        1995        1994
                                                                  (Restated)
                                                       ------     ----------

Operating activities
 Net income                                          $  233.0      $ 313.1
 Income from discontinued operations                        -        (31.7)
 Extraordinary item                                       2.7            -
 Depreciation and amortization                          131.3        150.7
 Increase in accounts receivable                       (295.3)       (62.4)
 Decrease in inventories                                621.1        308.4
 Decrease in accounts payable, accrued
  expenses and other liabilities                       (213.0)      (185.0)
 Increase in accrued excise and other taxes              13.2        229.3
 Other operating activities, net                         98.1         92.9
                                                     --------      -------
  Net cash provided from continuing operating
   activities                                           591.1        815.3
                                                     --------      -------
Investing activities
 Additions to property, plant and equipment             (86.5)       (74.5)
 Proceeds from the disposition of operations,
  net of cash                                         1,173.2            -
 Other investing activities, net                         (8.6)        (3.1)
                                                     --------      -------
  Net cash provided (used) by investing activities    1,078.1        (77.6)
                                                     --------      -------
Financing activities
 Decrease in short-term debt                            (81.3)      (243.2)
 Repayment of long-term debt                           (288.6)      (263.8)
 Dividends to stockholders                             (193.4)      (201.1)
 Cash purchases of Common stock for treasury           (598.0)       (20.1)
 Other financing activities, net                         13.0          0.9
                                                     --------      -------
  Net cash used by financing activities              (1,148.3)      (727.3)
                                                     --------      -------
Effect of foreign exchange rate changes on cash           3.9          5.1
                                                     --------      -------
Cash provided by discontinued operations                    -         24.0
                                                     --------      -------
  Net increase in cash and cash equivalents             524.8         39.5

Cash and cash equivalents at beginning of period        110.1         62.5
                                                     --------      -------
Cash and cash equivalents at end of period           $  634.9      $ 102.0
                                                     ========      =======


         See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Principles of Consolidation

       The condensed consolidated balance sheet as of June 30, 1995, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

       The Company announced plans to dispose of a number of nonstrategic businesses and product lines, including U.K.-based Forbuoys and Prestige, both subsidiaries of Gallaher Limited, and in the fourth quarter of 1994 recorded an after-tax loss of $241.3 million, or $1.20 per Common share. The sale of Prestige was completed on May 2, 1995. The sale of the retail distribution group, including Forbuoys Limited, TM Group Limited and Marshell Group Limited, was completed on July 24, 1995. Proceeds from the sales completed to date were in the $150-$175 million range.

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

       Summarized data for Franklin, net of interest allocation, is as follows (in millions):

                                  Six Months Ended      Three Months Ended
                                   June 30, 1994            June 30, 1994
                                  ---------------       ------------------
          Revenues                     $484.4                  $237.1
                                        ======                 ======
          Income before taxes           $53.9                   $20.6
                                        ======                  =====
          Net income                    $31.7                   $12.0
                                        ======                  =====

4.   Supplementary Profit and Loss Information

       Federal and foreign excise taxes included in net sales are as follows (in millions):

                                     Six Months           Three Months
                                   Ended June 30,        Ended June 30,
                                 ------------------   -------------------
                                    1995      1994        1995     1994
                                 --------    ------    --------  --------

          International tobacco  $2,197.6  $1,949.8    $1,021.7  $  921.5
          Domestic tobacco              -     212.7           -     116.4
          Distilled spirits         219.4     206.1       117.6     115.4
                                 --------  --------    --------  --------
                                 $2,417.0  $2,368.6    $1,139.3  $1,153.3
                                 ========  ========    ========  ========

     The higher effective income tax rates for the three-month and six-month periods ended June 30, 1995 principally reflected lower reversals of tax provisions no longer required.

5.   Earnings Per Share

     Earnings per Common share are based on the weighted average number of Common shares outstanding in each period and after preferred stock dividend requirements.

     Fully diluted earnings per Common share assume that any convertible debentures and convertible preferred shares outstanding at the beginning of each period, or at their date of issuance, if later, were converted at those dates, with related interest, preferred stock dividend requirements and outstanding Common shares adjusted

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


5.   Earnings Per Share - (Concluded)

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


8.   Extraordinary Item

       On April 11, 1995, holders of $199.5 million of the $200 million
     5 3/4% Eurodollar Convertible Debentures, Due 2005, exercised their right to "put" their debentures at a price of 114.74%, plus accrued interest. This resulted in a total payment by the Company of $240.4 million, including premium and accrued interest, and will reduce fully diluted shares by 5.1 million. The extinguishment of debt resulted in a charge of $4.1 million ($2.7 million net of taxes).

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------



     To the Board of Directors of American Brands, Inc.:


       We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of June 30, 1995, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




                                              COOPERS & LYBRAND L.L.P.


     1301 Avenue of the Americas
     New York, New York
     August 10, 1995

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------     AND RESULTS OF OPERATIONS.
            -----------------------------------------------------------

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
                  --------------------------------------

 Results of Operations for the Six Months Ended June 30, 1995 as Compared
                   to the Six Months Ended June 30, 1994
  -----------------------------------------------------------------------
                                Net Sales             Operating Income
                         ----------------------      -------------------
                            1995        1994         1995        1994
                                     (Restated)               (Restated)
                          --------    ---------      -----     ---------
                                           (In millions)

International tobacco    $2,857.1     $2,545.7      $248.1       $218.0
Distilled spirits           570.5        533.5        75.0         74.9
Hardware and home
 improvement products       634.5        598.3        88.0         86.2
Office products             544.5        465.6        25.9         21.6
Golf and leisure products   342.3        301.4        60.2         54.1
Other businesses            438.3        815.2         3.3          7.1
                         --------     --------      ------       ------
 Ongoing operations       5,387.2      5,259.7       500.5        461.9
Domestic tobacco                -        782.1           -        125.6
                         --------     --------      ------       ------
 Continuing operations   $5,387.2     $6,041.8      $500.5       $587.5
                         ========     ========      ======       ======


CONSOLIDATED
- ------------

Net sales and operating income from ongoing operations (which excludes domestic tobacco and life insurance) increased 2% and 8%, respectively. Net sales and operating income from ongoing operations, excluding the favorable effects of higher average foreign exchange rates of $220.9 million and $16.8 million, respectively, as well as the results of the nonstrategic businesses disposed (see note 2 in the Notes to Condensed Consolidated Financial Statements), were up 6% and 5%, respectively. This net sales increase was due to price increases (including international tobacco excise tax increases), new products and line extensions, partly offset by volume declines and the operating income increase was due to the higher sales, partly offset by increased operating expenses.

Consolidated net sales and operating income from continuing operations (which includes domestic tobacco for 1994) decreased 11% and 15%, respectively.

Corporate administrative expenses increased $13.5 million, reflecting unfavorable comparisons to last year's reversal of accruals, notably for nontobacco legal fees and a headquarters workforce reduction accomplished in 1994, and this year's higher stock appreciation rights expense.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


CONSOLIDATED (Continued)
- ------------

The decrease in interest and related expenses and the favorable change in other (income) expenses, net, reflect the use of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business, and resulted in lower average borrowings and higher interest income, respectively.

The increase in the effective income tax rate to 39.3% from 36.2% in 1994 principally reflected lower reversals of tax provisions no longer required.

Income from continuing operations before extraordinary item of $235.7 million, or $1.23 per Common share, for the six months ended June 30, 1995, compared with $281.4 million, or $1.39 per share, last year. The decrease reflects the absence of The American Tobacco Company's results of operations.

The extraordinary item reflects a charge ($4.1 million, $2.7 million net of taxes) for the extinguishment of debt resulting from holders of the Company's 5 3/4% Eurodollar Convertible Debentures exercising their right to "put" the debentures.

Net income of $233 million, or $1.22 per Common share, for the six months ended June 30, 1995, compared with $313.1 million, or $1.55 per share, last year, which included $31.7 million, or 16 cents per share from discontinued operations. Lower average Common shares outstanding in 1995 benefited E.P.S. by six cents.

Reported income from continuing operations in 1995 will continue to be negatively affected, when compared to 1994, by the absence of the results of domestic tobacco and the fourth quarter's net gain on disposal of businesses, partly offset by lower interest expense and higher interest income based on existing levels of borrowings and investments.

Of the 20 million share purchase authorization adopted by the Board of Directors in connection with the sale of American Tobacco and Franklin,
17.2 million shares had been purchased as of August 8, 1995. Subject to market conditions, the Company intends to complete share purchases under this authorization. In addition, the Company has authority to purchase an additional five million shares which, subject to market conditions, may be purchased this year. The Company will also consider whether further share purchases beyond the current authorizations would be in the best interest of its shareholders. Earnings per Common share in 1995 will continue to benefit from the Company's purchase of shares of its Common stock.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------



CONSOLIDATED (Concluded)
- ------------

The Company is seeking acquisitions with the principal objective of accelerating the growth of its hardware and home improvement, office products, golf and leisure and distilled spirits businesses. With the sale of its retail distribution operations on July 24, 1995, the Company has substantially completed the disposition of nonstrategic businesses and product lines announced earlier this year.

The proportion of the Company's income from foreign sources in 1995 has increased significantly due to the absence of the domestic businesses sold. As a result, fluctuations in foreign currencies, principally sterling, will increase the volatility of dollar results in future periods.

See notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements for discussion of pending litigation and environmental matters.


International Tobacco
- ---------------------

International tobacco net sales in sterling were up 6% principally on price increases resulting from higher U.K. tobacco taxes and manufacturers' price increases in April 1995 and 1994. The effect of these price increases was partly offset by a 1.6% U.K. cigarette unit sales decline as well as a 10.6% export decline, which reflected lower periodic shipments to the C.I.S. Worldwide cigarette unit sales were down 3.3%. Gallaher maintained its position as the number one tobacco company in the U.K. Gallaher's estimated share of cigarette sales to consumers was 39.5%, as compared with 39.7% for last year's comparable six-month period. Consumer demand is estimated to have declined in the range of 2.5% as compared with a decline of about 4.1% last year. The U.K. cigarette industry volume is estimated to have declined 8.1%. Changes in trade buying patterns related to U.K. budget announcements at the end of 1993 and 1994 caused distortions in the comparison between the first half of 1994 and 1995. Operating income in sterling increased 7% on higher sales, partly offset by higher operating expenses, including increased advertising costs on U.K. support for Benson and Hedges Special Filter. In dollars, net sales and operating income increased 12% and 14%, respectively, reflecting translation at higher average foreign exchange rates.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------


Distilled Spirits
- -----------------

Worldwide net sales increased 7% and operating income was up slightly.

Beam's net sales increased 5% principally on the introduction of After Shock cordial and domestic volume increases, reflecting Beam's planned reduction in domestic trade inventory levels in the first quarter of 1994. Domestic case sales were up 2.3%, principally reflecting an increase in Jim Beam bourbon. Operating income increased 2% as the sales increase was partly offset by higher marketing expenses, including expenses to promote Jim Beam bourbon's 200th anniversary, promotional costs related to the introduction of After Shock and higher international expenditures. International sales and operating income increased on a 9.3% volume gain (principally Australia and Germany)and higher average foreign exchange rates.

Whyte & Mackay's net sales in sterling increased 8% on the effects of a 26 pence tax increase in the U.K. on a typical bottle effective January 1, 1995 and a 3% U.K. volume gain principally reflecting higher commodity bulk shipments, partly offset by a 3.5% export volume decline on lower commodity bulk shipments. Operating income in sterling decreased 51% on higher operating expenses, principally due to an unfavorable comparison to last year's non-recurring items. Reported comparisons for the year for Whyte & Mackay will be negatively affected by non-recurring items in 1994, principally one-time bulk sales late in the year.


Hardware and Home Improvement Products
- --------------------------------------

Record net sales increased 6% on price increases, line extensions, volume gains and new products. Operating income was up 2% reflecting the sales increase and reversal of reserves related to a joint venture, partly offset by increased raw material costs and volume-related marketing expenses. Waterloo had particularly strong results due to volume gains with Sears.


Office Products
- ---------------

Record net sales increased 17% on new products, volume increases reflecting continued market share gains, and higher average foreign exchange rates. Operating income was up 20% reflecting the sales increase, partly offset by higher raw material costs which were not fully recovered by price increases in the first half, higher volume-related expenses and unfavorable comparison to gains on the disposal of assets last year. The net sales

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------



Office Products (Concluded)
- ---------------

and operating income increases reflected improvements in both domestic and international businesses. Excluding the effect of higher foreign exchange rates, net sales and operating income increased 15% and 16%, respectively.


Golf and Leisure Products
- -------------------------

Record net sales were up 14% on increases in all product lines, reflecting benefits from line extensions and new products. Record operating income increased 11% on record sales, partly offset by higher operating expenses, including costs related to European expansion and volume-related marketing expenses.


Other Businesses
- ----------------

Net sales and operating income declined 46% and 54%, respectively. With the sales of Gallaher's U.K.-based retail distribution operations on July 24, 1995, housewares on May 2, 1995 and optical goods and services in July 1994, as well as Acushnet's rubber division in December 1994, the disposal of all operations within the other businesses segment has been completed.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided from continuing operating activities of $591.1 million for the six months ended June 30, 1995, decreased $224.2 million yet exceeded the funds required for capital expenditures and dividends by $311.2 million. The decrease was largely attributable to the absence of American Tobacco's cash flow of $118.3 million and the payment of $29.4 million related to the "put" exercise premium on the 5 3/4% Eurodollar Convertible Debentures (see note 8 in the Notes to Condensed Consolidated Financial Statements).

Net cash provided from investing activities for the six months ended June 30, 1995 was $1,078.1 million as compared with net cash used of $77.6 million in 1994, principally reflecting proceeds received from the disposition of the Franklin life insurance business.

Net cash used by financing activities for the six months ended June 30, 1995 was $1,148.3 million as compared with $727.3 million in 1994, reflecting the purchase of Common stock for treasury, partly offset by lower repayment of short-term debt.

Subject to market conditions, the Company intends to complete share purchases under the 20 million share purchase authorization before year end. In addition, the Company has authority to purchase an additional five million shares which, subject to market conditions, may be purchased this year. The Company will also consider whether further share purchases beyond the current authorizations would be in the best interest of its shareholders.

Total debt at June 30, 1995 aggregated $1.8 billion, a decrease of $375.9 million from December 31, 1994 largely reflecting the exercise of the 5 3/4% Eurodollar Convertible Debentures' "put" and the retirement of commercial paper borrowings. The ratio of total debt to total capital decreased from 32.4% at December 31, 1994 to 30.8% at June 30, 1995 reflecting the lower debt levels, partly offset by the purchase of Common stock for treasury.

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

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
       -------------------------------------------------------------



Results of Operations for the Three Months Ended June 30, 1995 as Compared
                  to the Three Months Ended June 30, 1994
- ---------------------------------------------------------------------------

                                Net Sales             Operating Income
                         ----------------------       -----------------
                            1995        1994          1995       1994
                                     (Restated)               (Restated)
                          --------    ---------      -----     ---------
                                           (In millions)

International tobacco    $1,334.0     $1,215.4      $100.4       $ 92.9
Distilled spirits           315.3        292.9        47.8         44.8
Hardware and home
 improvement products       312.2        309.0        42.0         45.2
Office products             259.0        232.7         8.6          7.3
Golf and leisure products   192.4        167.9        36.8         32.8
Other businesses            181.8        417.4         2.7          3.4
                         --------     --------      ------       ------
 Ongoing operations       2,594.7      2,635.3       238.3        226.4
Domestic tobacco                -        405.6           -         70.2
                         --------     --------      ------       ------
 Continuing operations   $2,594.7     $3,040.9      $238.3       $296.6
                         ========     ========      ======       ======


CONSOLIDATED
- ------------

Net sales from ongoing operations (which excludes domestic tobacco and life insurance) decreased 2% while operating income from ongoing operations increased 5%. Net sales and operating income from ongoing operations, excluding the favorable effects of higher average foreign exchange rates of $100.2 million and $6.8 million, respectively, as well as the results of the nonstrategic businesses disposed (see note 2 in the Notes to Condensed Consolidated Financial Statements), were up 4% and 3%, respectively. This net sales increase was due to price increases (including international tobacco excise tax increases), new products and line extensions, partly offset by volume declines and the operating income increase was due to the higher sales, partly offset by increased operating expenses.

Consolidated net sales and operating income from continuing operations (which includes domestic tobacco for 1994) decreased 15% and 20%, respectively.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------



CONSOLIDATED (Concluded)
- ------------

The decrease in interest and related expenses and the favorable change in other (income) expenses, net, reflect the use of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business, and resulted in lower average borrowings and higher interest income, respectively.

The increase in the effective income tax rate to 36.3% from 30.3% in 1994 principally reflected lower reversals of tax provisions no longer required.

Income from continuing operations before extraordinary item of $119.1 million, or 63 cents per Common share, for the three months ended June 30, 1995 compared with $151.9 million, or 75 cents per share, last year. The decrease reflects the absence of The American Tobacco Company's results of operations.

The extraordinary item reflects a charge ($4.1 million, $2.7 million net of taxes) for the extinguishment of debt resulting from holders of the Company's 5 3/4% Eurodollar Convertible Debentures exercising their right to "put" the debentures.

Net income of $116.4 million, or 62 cents per Common share, for the three months ended June 30, 1995, compared with $163.9 million, or 81 cents per share, last year, which included $12 million, or six cents per share from discontinued operations. Lower average Common shares outstanding in 1995 benefited E.P.S. by four cents.


International Tobacco
- ---------------------

International tobacco net sales in sterling were up 4% principally on price increases resulting from higher U.K. tobacco taxes and a manufacturers' price increase in April 1995. The effect of these price increases was partly offset by a 4% U.K. cigarette unit sales decline as well as a 10.1% export decline, which reflected lower periodic shipments to the C.I.S. Worldwide cigarette unit sales were down 5.1%. Operating income in sterling increased 2% on the higher sales, partly offset by higher operating expenses. In dollars, net sales and operating income increased 10% and 8%, respectively, reflecting translation at higher average foreign exchange rates.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
         ---------------------------------------------------------



Distilled Spirits
- -----------------

Worldwide net sales and operating income increased 8% and 7%, respectively.

Beam's net sales increased 3% principally on the introduction of After Shock cordial and 13.4% higher international case shipments (principally Australia and Germany). Operating income was up 1% as the sales increase was partly offset by higher marketing expenses, including expenses to promote Jim Beam bourbon's 200th anniversary and promotional costs related to the introduction of After Shock. International operating income increased principally on the higher shipments.

Whyte & Mackay's net sales in sterling increased 15% on an 11.2% U.K. volume increase reflecting the timing of trade purchases last year, a 19.6% export volume gain and price increases on the effects of a 26 pence tax increase in the U.K. on a typical bottle effective January 1, 1995. Operating income in sterling increased 183% to 2.5 million pounds resulting from the higher sales and a favorable product mix, partly offset by higher operating expenses, principally due to an unfavorable comparison to last year's non-recurring items.


Hardware and Home Improvement Products
- --------------------------------------

Record net sales increased 1% on price increases, new products and line extensions, partly offset by volume declines. Operating income was down 7%, principally at Moen, on volume declines reflecting the slowdown at home centers and in new construction, partly offset by reversal of reserves related to a joint venture.


Office Products
- ---------------

Record net sales increased 11% on new products and higher average foreign exchange rates. Operating income increased 18% on increased sales and lower administrative expenses, partly offset by higher raw material costs which were not fully recovered by price increases in the second quarter and higher volume-related expenses. International operations was the principal contributor to the operating income increase. Excluding the effect of higher foreign exchange rates, net sales and operating income increased 9% and 12%, respectively.

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
         ---------------------------------------------------------



Golf and Leisure Products
- -------------------------

Record net sales were up 15% on increases in all product lines reflecting benefits from line extensions and new products, as well as price increases. Record operating income increased 12% and reflected the higher sales, partly offset by higher operating expenses, including costs related to European expansion and volume-related marketing expenses.


Other Businesses
- ----------------

Net sales and operating income declined 56% and 21%, respectively. With the sales of Gallaher's U.K.-based retail distribution operations on July 24, 1995, housewares on May 2, 1995 and optical goods and services in July 1994, as well as Acushnet's rubber division in December 1994, the disposal of all operations within the other businesses segment has been completed.

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

                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                  1995         1994
                                                              (Restated)
                                                 ------        ---------

Income from continuing operations before
 extraordinary item                                $235.7       $281.4

Preferred stock dividend requirements                (0.7)        (0.7)
                                                   ------       ------
Income from continuing operations available for
 computing earnings per Common share - primary      235.0        280.7

Income from discontinued operations                     -         31.7

Extraordinary item                                   (2.7)           -
                                                   ------       ------
Net income for computing earnings
 per Common share - primary                        $232.3       $312.4
                                                   ======       ======


Income from continuing operations available for
 computing earnings per Common share - primary     $235.0       $280.7

Convertible preferred stock dividend requirements     0.7          0.7

Interest and related expenses on convertible
 debentures                                           8.1         10.7
                                                   ------       ------
Income from continuing operations available for
 computing earnings per Common share -
 fully diluted                                      243.8        292.1

Income from discontinued operations                     -         31.7

Extraordinary item                                   (2.7)           -
                                                   ------       ------
Net income for computing earnings per Common
 share - fully diluted                             $241.1       $323.8
                                                   ======       ======

                                             ------------------


                 Computation of Weighted Average Number of
      Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
      --------------------------------------------------------------
                  (In millions, except per share amounts)

                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                  1995        1994
                                                           (Restated)
                                                  -----     ---------

Weighted average number of Common shares
 outstanding during each period - primary        191.3         201.8

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                       2.0           2.2

Addition from assumed conversion of
 convertible debentures                            3.9           9.3

Other additions                                    3.9           0.2
                                                ------        ------
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                             201.1         213.5
                                                ======        ======


Earnings per Common share
 Primary
  Income from continuing operations              $1.23         $1.39

  Income from discontinued operations                -           .16

  Extraordinary item                              (.01)            -
                                                 -----         -----
  Net income                                     $1.22         $1.55
                                                 =====         =====
 Fully diluted
  Income from continuing operations              $1.21         $1.37

  Income from discontinued operations                -           .15

  Extraordinary item                              (.01)            -
                                                 -----         -----
  Net income                                     $1.20         $1.52
                                                 =====         =====

                                            ------------------


                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
               Computation of Net Income Per Common Share -
                   Primary and Fully Diluted (Unaudited)
               --------------------------------------------
                               (In millions)

                                                   Three Months Ended
                                                        June 30,
                                                 ----------------------
                                                     1995        1994
                                                              (Restated)
                                                    ------     ---------

Income from continuing operations before
 extraordinary item                                $119.1       $151.9

Preferred stock dividend requirements                (0.4)        (0.3)
                                                   ------       ------
Income from continuing operations available for
 computing earnings per Common share - primary      118.7        151.6

Income from discontinued operations                     -         12.0

Extraordinary item                                   (2.7)           -
                                                   ------       ------
Net income for computing earnings
 per Common share - primary                        $116.0       $163.6
                                                   ======       ======


Income from continuing operations available for
 computing earnings per Common share - primary     $118.7       $151.6

Convertible preferred stock dividend requirements     0.4          0.3

Interest and related expenses on convertible
 debentures                                           2.7          5.3
                                                   ------       ------
Income from continuing operations available for
 computing earnings per Common share -
 fully diluted                                      121.8        157.2

Income from discontinued operations                     -         12.0

Extraordinary item                                   (2.7)           -
                                                   ------       ------
Net income for computing earnings per Common
 share - fully diluted                             $119.1       $169.2
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

                                                   Three Months Ended
                                                        June 30,
                                                 ----------------------
                                                   1995        1994
                                                            (Restated)
                                                  -----     ---------

Weighted average number of Common shares
 outstanding during each period - primary        188.0         201.8

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                       2.0           2.2

Addition from assumed conversion of
 convertible debentures                            3.9           9.3

Other additions                                    1.7           0.1
                                                 -----         -----
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                             195.6         213.4
                                                 =====         =====


Earnings per Common share
 Primary
  Income from continuing operations               $.63          $.75

  Income from discontinued operations                -           .06

  Extraordinary item                              (.01)            -
                                                  ----          ----
  Net income                                      $.62          $.81
                                                  ====          ====
 Fully diluted
  Income from continuing operations               $.62          $.74

  Income from discontinued operations                -           .06

  Extraordinary item                              (.01)            -
                                                  ----          ----
  Net income                                      $.61          $.80
                                                  ====          ====

                        PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
- ------    -----------------

          (a) Reference is made to paragraph (a)(i) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. On May 26, 1995, Registrant was voluntarily dismissed as a defendant in Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, State of Mississippi. In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Arnold v. American Brands, Inc., et al., United States District Court for the District of Rhode Island, August 1, 1995. The plaintiffs in Arnold seek damages relating to use of tobacco products distributed in the United States. In connection with the sale of Registrant's former subsidiary, The American Tobacco Company ("ATCO"), to Brown & Williamson Tobacco Corporation ("Brown & Williamson") on December 22, 1994, Brown & Williamson and ATCO agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Registrant has meritorious defenses to these actions and threatened actions. The actions will be vigorously contested.

          (b)(i) Reference is made to the discussion of Dean v. Gallaher Limited, in paragraph (a)(ii)(A) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. On May 18, 1995, the petition for leave to appeal filed by Gallaher and Hergall with the House of Lords on March 17, 1995 was unanimously refused by Order of the Appeal Committee.

          (ii) Reference is made to the discussion of a potential claim by Edward Havelin against Gallaher, in paragraph (a)(ii)(D) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Havelin v. Imperial Tobacco Limited, et al., is an action commenced in the Court of Session in Scotland in which plaintiff seeks the expenses of the action and 100,000 pounds sterling (and 8% per annum interest) for claimed personal injuries related to cigarette smoking. The pursuer lodged his Summons and Condescendence on May 26, 1995. Prior to filing this action, the pursuer applied to the Scottish Legal Aid Board for legal aid to fund his claims. Gallaher submitted representations in opposition, and the pursuer's application was denied on or about June 14, 1995. The pursuer's counsel has indicated he will seek to have this decision reviewed. Pending final resolution of this review, the action has been stayed.

          (iii) Burnett v. Gallaher Limited, pending in the Court of Session in Scotland, was commenced by Service of a Summons and Condescendence on or about July 14, 1995. The pursuer seeks to recover the expenses of the action and 100,000 pounds sterling (and 8% per annum interest) for personal injuries allegedly caused by cigarette smoking. The pursuer applied to the Scottish Legal Aid Board for civil legal aid to pursue this action on or about July 17, 1995. Gallaher received notification of this application on July 19, 1995, and submitted representations in opposition on July 31, 1995. This action has been

Item 1.   LEGAL PROCEEDINGS. (Concluded)
- ------    -----------------

stayed, on the pursuer's motion, pending review of the pursuer's legal aid application by the Scottish Legal Aid Board.

          (iv) Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Gallaher has meritorious defenses to these actions and claims. The actions will be vigorously contested.

          (c) Reference is made to the discussion of People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., and the related action, Natural Resources Defense Council, et al., v. Price Pfister, Inc., et al., in paragraph (b) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. In Natural Resources Defense Council, by order dated May 10, 1994, the court denied defendants' demurrer challenging plaintiffs' standing to bring the action but ruled plaintiffs are not entitled to restitution or compensatory damages. On March 22, 1995, defendants filed a writ with the Court of Appeal challenging plaintiffs' standing to bring this action. The Court denied review on July 28, 1995. In Lungren, on April 16, 1993, defendants filed a demurrer in respect of plaintiffs' claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. On May 5, 1994, the court sustained defendants' demurrer. The Attorney General appealed this ruling to the Court of Appeal on May 25, 1994, and on July 12, 1995, the Court of Appeal affirmed the lower court's ruling.

          (d) It is not possible to predict the outcome of the pending litigation referenced above, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. Reference is made to
Note 6, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------    ---------------------------------------------------

          (a)  The Annual Meeting of Stockholders was held on May 2, 1995.

          (c)(i) The Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class III directors, Mr. William J. Alley, Mr. John T. Ludes and Mr. Peter M. Wilson, were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (Continued)
- ------    ---------------------------------------------------

          (A) Mr. Alley: 162,848,975 votes for and 7,381,644 votes withheld;

          (B) Mr. Ludes: 163,065,507 votes for and 7,165,112 votes withheld;

          (C) Mr. Wilson: 163,129,753 votes for and 7,100,866 votes withheld.

          (c)(ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect Coopers & Lybrand L.L.P. independent accountants of Registrant for the year 1995 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 164,301,343 affirmative votes; 1,889,090 negative votes; and 4,040,166 votes abstained.

          (c)(iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the American Brands, Inc. Stock Plan for Non-employee Directors to be effective for the years 1995 through 1999, inclusive, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 150,695,474 affirmative votes; 13,920,307 negative votes; and 5,610,819 votes abstained.

          (c)(iv) A proposal (designated Item 4 and set forth in Registrant's Proxy Statement) requesting the elimination of election of directors by classes was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 88,211,727 negative votes; 58,297,438 affirmative votes; 6,749,455 votes abstained; and 16,971,998 broker non-votes.

          (c)(v) A proposal (designated Item 5 and set forth in Registrant's Proxy Statement) requesting the cancellation of Company pensions for outside directors was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 104,028,516 negative votes; 40,963,804 affirmative votes; 8,262,902 votes abstained; and 16,975,397 broker non-votes.

          (c)(vi) A proposal (designated Item 6 and set forth in Registrant's Proxy Statement) requesting stockholder approval of change of control compensation agreements with officers and directors was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 91,093,487 negative votes; 53,144,801 affirmative votes; 9,016,933 votes abstained; and 16,975,398 broker non-votes.

          (c)(vii) A proposal (designated Item 7 and set forth in Registrant's Proxy Statement) requesting an equal employment report was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (Concluded)
- ------    ---------------------------------------------------

thereon: 126,097,794 negative votes; 12,518,707 affirmative votes; 14,642,222 votes abstained; and 16,971,896 broker non-votes.

          (c)(viii) A proposal (designated Item 8 and set forth in Registrant's Proxy Statement) requesting the separation of the tobacco business from the non-tobacco businesses was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 135,396,791 negative votes; 9,229,933 affirmative votes; 8,628,498 votes abstained; and 16,975,397 broker non-votes.

          (c)(ix) A proposal (designated Item 9 and set forth in Registrant's Proxy Statement) requesting a special nicotine report was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 131,147,773 negative votes; 8,249,893 affirmative votes; 13,861,055 votes abstained; and 16,971,897 broker non-votes.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
- ------    --------------------------------

          (a)  Exhibits.
               --------

               12. Statement re computation of ratio of earnings to fixed charges.

               15.  Letter from Coopers & Lybrand L.L.P. dated
                    August 10, 1995 re unaudited financial information.

               23.  Consent of Counsel, Chadbourne & Parke LLP.

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

          Registrant filed a Current Report on Form 8-K, dated June 13, 1995, in respect of Registrant's press release dated June 13, 1995 concerning certain statements by Registrant at an investment conference (Items 5 and 7(c)).

          (b)  Reports on Form 8-K. (Concluded)
               -------------------

          Registrant filed a Current Report on Form 8-K, dated July 25, 1995, in respect of Registrant's press releases dated July 24, 1995 announcing Registrant's financial results for the three-month and six-month periods ended June 30, 1995 and that Registrant had completed that day the sale of its U.K.-based retail distribution group, including Forbuoys Limited, the TM Group Limited and Marshell Group Limited (Items 5 and 7(c)).

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



                                             AMERICAN BRANDS, INC.
                                             ---------------------
                                                  (Registrant)








Date:  August 10, 1995                       By   /s/ D. L. Bauerlein, Jr.
       ---------------                       -----------------------------
                                             D. L. Bauerlein, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer

                               EXHIBIT INDEX
                               -------------


                                                            Sequentially
Exhibit                                                     Numbered Page
- -------                                                     -------------

  12. Statement re computation of ratio of earnings to fixed charges.

  15. Letter from Coopers & Lybrand L.L.P. dated
      August 10, 1995 re unaudited financial information.

  23. Consent of Counsel, Chadbourne & Parke LLP.

  27. Financial Data Schedule (Article 5).