Form 10-Q
period 1995-09-30
AMERICAN BRANDS INC /DE/
filed 1995-11-09
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                        Commission file number 1-9076
ended September 30, 1995

                             AMERICAN BRANDS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                            13-3295276
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

         1700 East Putnam Avenue, Old Greenwich, Connecticut 06870-0811
-----------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at October 31, 1995 was 181,491,242 shares.

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                                 (In millions)

                                      September 30,            December 31,
                                         1995                      1994
                                      ------------             ------------
                                      (Unaudited)

Assets

     Current assets
      Cash and cash equivalents        $  392.7                  $  110.1
      Accounts receivable, net          1,391.8                   1,067.9

      Inventories
       Leaf tobacco                       171.1                     132.2
       Bulk whiskey                       349.9                     351.4
       Other raw materials, supplies and
        work in process                   291.4                     266.8
       Finished products                  491.8                   1,265.3
                                        -------                  --------
                                        1,304.2                   2,015.7
      Net assets of discontinued
       operations                             -                   1,170.0
      Other current assets                227.6                     307.2
                                       --------                  --------
        Total current assets            3,316.3                   4,670.9

     Property, plant and equipment, net 1,118.1                   1,212.7

     Intangibles resulting from
      business acquisitions, net        3,355.2                   3,549.1

     Other assets                         401.5                     361.7
                                       --------                  --------
        Total assets                   $8,191.1                  $9,794.4
                                       ========                  ========












           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                    (In millions, except per share amounts)

                                              September 30,     December 31,
                                                  1995              1994
                                              ------------      ------------
                                              (Unaudited)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                  $   65.4             $ 77.3
       Commercial paper                               -              103.3
       Accounts payable                           256.6              471.4
       Accrued expenses and other liabilities     700.3              856.2
       Accrued excise and other taxes           1,197.5            1,082.1
       Current portion of long-term debt          128.0              525.2
                                              ---------           --------
         Total current liabilities              2,347.8            3,115.5

     Long-term debt                             1,382.9            1,512.1
     Deferred income taxes                        143.4              133.0
     Postretirement and other liabilities         396.3              396.3
                                              ---------           --------
         Total liabilities                      4,270.4            5,156.9
                                              ---------           --------

     $2.67 Convertible Preferred stock -
       redeemable at Company's option              14.6               15.7
                                              ---------           --------
     Common stockholders' equity
       Common stock, par value $3.125 per
        share, 229.6 shares issued                717.4              717.4
       Paid-in capital                            173.1              174.6
       Foreign currency adjustments              (227.9)            (249.0)
       Retained earnings                        4,732.7            4,724.4
       Treasury stock, at cost                 (1,489.2)            (745.6)
                                              ---------           --------
         Total Common stockholders' equity      3,906.1            4,621.8
                                              ---------           --------
           Total liabilities and
             stockholders' equity             $ 8,191.1           $9,794.4
                                              =========           ========












           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Nine Months Ended September 30, 1995 and 1994
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)


                                          1995                  1994
                                                             (Restated)
                                        --------             ----------

Net sales                               $8,282.5              $9,396.4
                                        --------              --------
Cost of products sold                    2,367.7               2,862.7
Excise taxes on products sold            3,859.5               3,825.1
                                        --------              --------
                                         6,227.2               6,687.8
                                        --------              --------
Gross profit                             2,055.3               2,708.6
                                        --------              --------
Advertising, selling and
     administrative expenses             1,204.6               1,738.5
Amortization of intangibles                 71.8                  71.9
                                        --------              --------
                                         1,276.4               1,810.4
                                        --------              --------
Operating income                           778.9                 898.2
                                        --------              --------
Interest and related expenses              122.2                 165.5
Corporate administrative expenses           64.9                  52.7
Other (income) expenses, net               (21.4)                  6.4
                                        --------              --------
                                           165.7                 224.6
                                        --------              --------
                                           613.2                 673.6

Gain on disposal of businesses              20.0                     -
                                        --------              --------
Income from continuing operations before
     income taxes                          633.2                 673.6

Income taxes                               244.2                 260.4
                                        --------              --------
Income from continuing operations before
     extraordinary item                    389.0                 413.2

Income from discontinued operations            -                  51.8

Extraordinary item                          (2.7)                    -
                                        --------              --------
Net income                              $  386.3              $  465.0
                                        ========              ========




           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
       for the Nine Months Ended September 30, 1995 and 1994 (Concluded)
       -----------------------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)


                                                1995                 1994
                                                                  (Restated)
                                               ------              ---------


Earnings per Common share
     Primary
         Income from continuing operations     $2.05                 $2.04
         Income from discontinued operations       -                   .26
         Extraordinary item                     (.01)                    -
                                               -----                 -----
         Net income                            $2.04                 $2.30
                                               =====                 =====
     Fully diluted
         Income from continuing operations     $2.01                 $2.01
         Income from discontinued operations       -                   .24
         Extraordinary item                     (.01)                    -
                                               -----                 -----
         Net income                            $2.00                 $2.25
                                               =====                 =====


Dividends paid per Common share                $1.50               $1.4925
                                               =====               =======
Average number of Common shares outstanding
     Primary                                   189.1                 201.6
                                               =====                 =====
     Fully diluted                             198.3                 213.6
                                               =====                 =====




















           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended September 30, 1995 and 1994
             ------------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)


                                             1995                  1994
                                                                (Restated)
                                           --------             ----------

Net sales                                  $2,895.3               $3,354.6
                                           --------               --------
Cost of products sold                         762.7                  974.0
Excise taxes on products sold               1,442.5                1,456.5
                                           --------               --------
                                            2,205.2                2,430.5
                                           --------               --------
Gross profit                                  690.1                  924.1
                                           --------               --------
Advertising, selling and
     administrative expenses                  388.1                  589.3
Amortization of intangibles                    23.6                   24.1
                                           --------               --------
                                              411.7                  613.4
                                           --------               --------
Operating income                              278.4                  310.7
                                           --------               --------
Interest and related expenses                  36.1                   52.7
Corporate administrative expenses              22.7                   24.0
Other (income) expenses, net                   (5.4)                   1.5
                                           --------               --------
                                               53.4                   78.2
                                           --------               --------
                                              225.0                  232.5

Gain on disposal of businesses                 20.0                      -
                                           --------               --------
Income from continuing operations before
     income taxes                             245.0                  232.5

Income taxes                                   91.7                  100.7
                                           --------               --------
Income from continuing operations             153.3                  131.8

Income from discontinued operations               -                   20.1
                                           --------               --------
Net income                                 $  153.3                $ 151.9
                                           ========               ========







           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
       for the Three Months Ended September 30, 1995 and 1994 (Concluded)
       ------------------------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)


                                                   1995                 1994
                                                                     (Restated)
                                                  ------             ----------


Earnings per Common share
     Primary
         Income from continuing operations        $.82                  $.65
         Income from discontinued operations         -                   .10
                                                  ----                  ----
         Net income                               $.82                  $.75
                                                  ====                  ====
     Fully diluted
         Income from continuing operations        $.80                  $.64
         Income from discontinued operations         -                   .09
                                                  ----                  ----
         Net income                               $.80                  $.73
                                                  ====                  ====


Dividends paid per Common share                   $.50                  $.50
                                                  ====                  ====
Average number of Common shares outstanding
     Primary                                     184.7                 201.3
                                                 =====                 =====
     Fully diluted                               191.7                 213.3
                                                 =====                 =====






















           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             for the Nine Months Ended September 30, 1995 and 1994
             -----------------------------------------------------
                                 (In millions)
                                  (Unaudited)
                                                   1995                  1994
                                                                      (Restated)
                                                  ------              ----------

Operating activities
   Net income                                   $  386.3               $ 465.0
   Income from discontinued operations                 -                 (51.8)
   Extraordinary item                                2.7                     -
   Depreciation and amortization                   194.4                 224.2
   Gain on disposal of businesses                  (20.0)                    -
   Increase in accounts receivable                (350.0)                (57.8)
   Decrease in inventories                         640.6                 334.3
   Decrease in accounts payable, accrued
     expenses and other liabilities               (214.0)               (154.5)
   Increase in accrued excise and other taxes      124.7                 312.3
   Other operating activities, net                  24.6                  48.3
                                                --------               -------
     Net cash provided from continuing operating
       activities                                  789.3               1,120.0
                                                --------               -------
Investing activities
   Additions to property, plant and equipment     (129.7)               (121.7)
   Proceeds from the disposition of operations,
     net of cash                                 1,305.8                 123.4
   Other investing activities, net                 (11.4)                 (5.1)
                                                --------               -------
     Net cash provided (used) by investing
       activities                                1,164.7                  (3.4)
                                                --------               -------
Financing activities
   Decrease in short-term debt                    (135.1)               (558.0)
   Repayment of long-term debt                    (490.1)               (259.4)
   Dividends to stockholders                      (286.6)               (302.1)
   Cash purchases of Common stock for treasury    (780.7)                (20.1)
   Other financing activities, net                  15.9                   1.5
                                                --------               -------
     Net cash used by financing activities      (1,676.6)             (1,138.1)
                                                --------               -------
Effect of foreign exchange rate changes on cash      5.2                  13.8
                                                --------               -------
Cash provided by discontinued operations               -                  37.8
                                                --------               -------
     Net increase in cash and cash equivalents     282.6                  30.1

Cash and cash equivalents at beginning of period   110.1                  62.5
                                                --------               -------
Cash and cash equivalents at end of period      $  392.7                $ 92.6
                                                ========               =======



           See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Principles of Consolidation

              The condensed consolidated balance sheet as of September 30, 1995, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

              The Company announced plans to dispose of a number of nonstrategic businesses and product lines, including U.K.-based Forbuoys (Retail Distribution) and Prestige (Housewares), both subsidiaries of Gallaher Limited, and in the fourth quarter of 1994 recorded an after-tax loss provision of $241.3 million, or $1.20 per Common share. The sale of Prestige was completed on May 2, 1995. With the sale of the retail distribution operations on July 24, 1995, the Company has substantially completed the disposition of nonstrategic businesses and product lines. As a result, $20 million of the provision that was recorded in 1994 in connection with the dispositions was reversed in the third quarter of 1995.

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

              Summarized data for Franklin, net of interest allocation, is as follows (in millions):

                                      Nine Months Ended    Three Months Ended
                                     September 30, 1994    September 30, 1994
                                     ------------------    ------------------
              Revenues                     $785.3                $300.9
                                           ======                ======
              Income before taxes           $84.6                 $30.7
                                           ======                 =====
              Net income                    $51.8                 $20.1
                                           ======                 =====

4.       Supplementary Profit and Loss Information

              Federal and foreign excise taxes included in net sales are as follows (in millions):

                                        Nine Months            Three Months
                                     Ended September 30,   Ended September 30,
                                     ------------------    -------------------
                                       1995      1994         1995        1994
                                     --------   -------     --------    --------

              International tobacco  $3,528.0  $3,185.0     $1,330.4   $1,235.2
              Distilled spirits         331.5     326.3        112.1      120.2
              Domestic tobacco              -     313.8            -      101.1
                                     --------  --------     --------   --------
                                     $3,859.5  $3,825.1     $1,442.5   $1,456.5
                                     ========  ========     ========   ========

         The lower effective income tax rate for the three-month period ended September 30, 1995 principally reflected the reversal of $20 million provided in connection with the disposition of nonstrategic businesses for which no taxes were recorded.

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


5.       Earnings Per Share - (Concluded)

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


6.       Dividends Declared

              The Board of Directors declared dividends on the Company's Common stock and $2.67 Convertible Preferred stock for the fourth quarter of 1995 in the amount of $.50 and $.6675, respectively, on September 27, 1995, payable in December 1995. The dividends for the fourth quarter of 1994 were declared on October 25, 1994, payable in December 1994. The accrued expenses and other liabilities balance sheet caption as of September 30, 1995 includes $91.4 million of dividends payable in December 1995.


7.       Credit Facilities

              The Company extended to September 1, 2000 the expiration dates of revolving credit agreements maintained by the Company with various banks providing for unsecured committed borrowings of up to $4 billion, including $1 billion in various Eurocurrencies. The commitment fee was reduced to 0.15% per annum of the unused facility. The commitment fee is subject to increases up to a maximum level of 0.25% per annum in the event the Company's long-term debt rating falls below specified levels. Other terms of the agreements remained substantially unchanged.


8.       Pending Litigation

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


10.      Extraordinary Item

              On April 11, 1995, holders of $199.5 million of the $200 million 5 3/4% Eurodollar Convertible Debentures, Due 2005, exercised their right to "put" their debentures at a price of 114.74%, plus accrued interest. This resulted in a total payment by the Company of $240.4 million, including premium and accrued interest, and reduced the number of fully diluted shares outstanding by 5.1 million. The extinguishment of debt resulted in a charge of $4.1 million ($2.7 million net of taxes).

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



    To the Board of Directors of American Brands, Inc.:


         We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of September 30, 1995, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




                                              COOPERS & LYBRAND L.L.P.



    1301 Avenue of the Americas
    New York, New York
    November 9, 1995

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------     AND RESULTS OF OPERATIONS.
            -----------------------------------------------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

     Results of Operations for the Nine Months Ended September 30, 1995 as
              Compared to the Nine Months Ended September 30, 1994
    -----------------------------------------------------------------------
                                      Net Sales          Operating Income
                             ------------------------ -----------------------
                               1995         1994          1995        1994
                                         (Restated)                (Restated)
                             --------     ---------       -----     ---------
                                               (In millions)

International tobacco        $4,568.6      $4,153.8      $400.1       $358.6
Distilled spirits               877.8         839.4       126.4        123.7
Hardware and home
  improvement products          962.4         932.3       127.7        130.7
Office products                 844.6         725.7        42.3         36.6
Golf and leisure products       478.8         417.5        78.2         70.2
                             --------      --------      ------       ------
 Ongoing operations           7,732.2       7,068.7       774.7        719.8
Domestic tobacco                    -       1,207.4           -        174.2
Other businesses                550.3       1,120.3         4.2          4.2
                             --------      --------      ------       ------
 Continuing operations       $8,282.5      $9,396.4      $778.9       $898.2
                             ========      ========      ======       ======


CONSOLIDATED
------------

Net sales and operating income from ongoing operations, which excludes domestic tobacco, life insurance and other businesses disposed (see notes 2 and 3 in the Notes to Condensed Consolidated Financial Statements), increased 9% and 8%, respectively. Excluding the favorable effects of higher average foreign exchange rates of $227.5 million and $18.6 million, net sales and operating income from ongoing operations were up 6% and 5%, respectively. Net sales increased due to price increases (including international tobacco excise tax increases), new products and line extensions, partly offset by volume declines. Operating income increased due to the higher sales, partly offset by increased operating expenses.

Net sales and operating income from continuing operations, which include domestic tobacco for 1994 and other businesses disposed, decreased 12% and 13%, respectively.

Corporate administrative expenses increased $12.2 million, reflecting unfavorable comparisons to last year's reversal of accruals, notably for nontobacco legal fees and a headquarters workforce reduction accomplished in 1994, and this year's higher stock appreciation rights expense.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


CONSOLIDATED (Continued)
------------

Interest and related expenses decreased due to lower average borrowings. Higher interest income caused the favorable change in other (income) expenses, net. Both changes reflected the use of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business.

The gain on disposal of businesses reflected a reversal of $20 million of the $241.3 million provision recorded in 1994 in connection with the disposition of nonstrategic businesses.

Income from continuing operations before extraordinary item of $389 million, or $2.05 per Common share, for the nine months ended September 30, 1995, compared with $413.2 million, or $2.04 per share, last year. The decrease was largely due to the absence of The American Tobacco Company's results of operations, partly offset by the $20 million provision reversal for disposal of businesses.

The extraordinary item resulted from a charge ($4.1 million, $2.7 million net of taxes) for the extinguishment of debt resulting from holders of the Company's 5 3/4% Eurodollar Convertible Debentures exercising their right to "put" the debentures.

Net income of $386.3 million, or $2.04 per Common share, for the nine months ended September 30, 1995, compared with $465 million, or $2.30 per share, last year, which included $51.8 million, or 26 cents per share from discontinued operations. Lower average Common shares outstanding in 1995 benefited E.P.S. by 13 cents.

Reported income from continuing operations in 1995 will continue to be negatively affected, when compared to 1994, by the absence of the results of domestic tobacco and 1994's fourth quarter net gain on disposal of businesses, partly offset by lower interest expense and higher interest income based on existing levels of borrowings and investments.

With the sale of its retail distribution operations on July 24, 1995, the Company has substantially completed the disposition of nonstrategic businesses and product lines announced earlier this year.

Earnings per Common share in 1995 will continue to benefit from the Company's purchase of shares of its Common stock. The 20 million share Common stock purchase authorization adopted by the Board of Directors in connection with the sale of American Tobacco and Franklin was completed during the third quarter. In addition, the Company has authority to purchase another five million shares which, subject to market conditions, it intends to purchase by year end.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------



CONSOLIDATED (Concluded)
------------


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

See notes 8 and 9 in the Notes to Condensed Consolidated Financial Statements for discussion of pending litigation and environmental matters.


International Tobacco
---------------------

Net sales in sterling were up 5%, principally on price increases resulting from higher U.K. tobacco taxes and manufacturers' price increases in April 1995 and 1994. The effect of these price increases was partly offset by a 2.3% U.K. cigarette unit sales decline. Gallaher's worldwide cigarette unit sales were down 1.5%. Gallaher maintained its position as the number one tobacco company in the U.K. Gallaher's estimated share of cigarette sales to consumers was 39.3%, as compared with 39.7% for last year's comparable nine-month period. Overall U.K. consumer demand is estimated to have declined in the range of 2%, as compared with a decline of 3.2% last year. The U.K. cigarette industry volume is estimated to have declined 5.7%. Changes in trade buying patterns related to the U.K. budget announcements at the end of 1993 and 1994 caused distortions in the comparison between the first nine months of 1994 and 1995. Operating income in sterling increased 7% on higher sales, partly offset by higher operating expenses, including increased advertising costs on U.K. support for Benson and Hedges Special Filter. In dollars, net sales and operating income increased 10% and 12%, respectively, reflecting translation at higher average foreign exchange rates.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


Distilled Spirits
-----------------

Worldwide net sales and operating income increased 5% and 2%, respectively.

Beam's net sales increased 2% on the introduction of After Shock cordial, higher international shipments and price increases, partly offset by lower domestic shipments. Operating income increased 2% on the higher sales and on improved margins from favorable product mix, partly offset by higher marketing expenses. These expenses included costs to promote Jim Beam bourbon's 200th anniversary and the introduction of After Shock as well as higher international expenditures. International sales and operating income increased on higher shipments (principally Australia and Germany) and higher average foreign exchange rates.

Whyte & Mackay's net sales in sterling increased 8% on the effects of a 26 pence tax increase in the U.K. on a typical bottle, effective January 1, 1995, and an 8% volume gain primarily reflecting export volume increases in scotch whisky and commodity bulk. Operating income in sterling decreased 4% on higher operating expenses, principally due to an unfavorable comparison to last year's non-recurring items. Reported comparisons for the year for Whyte & Mackay will be negatively affected by non-recurring items in the fourth quarter of 1994, principally one-time bulk sales.


Hardware and Home Improvement Products
--------------------------------------

Record net sales increased 3% on price increases, line extensions and new products, partly offset by volume declines. Operating income was down 2% as the sales increase and lower operating expenses (including the reversal of reserves related to a joint venture) were more than offset by increased raw material costs and effects of lower volume. A significant softening of orders at Moen was the principal reason for the decline, reflecting the general slowdown at home centers and in new construction, trade inventory reductions and a very weak Canadian housing market. Waterloo had strong results due to volume gains with Sears.


Office Products
---------------

Record net sales increased 16% on new products and volume increases reflecting continued market share gains, higher average foreign exchange rates and price increases. Operating income was up 16% reflecting the sales increase, partly offset by higher raw material costs which were not fully recovered by price increases in the first nine months, higher volume-

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


Office Products (Concluded)
---------------

related expenses and the unfavorable impact of gains on the disposal of assets last year. The net sales and operating income increases reflected improvements in both domestic and international businesses. Further price increases effective in the fourth quarter and early 1996 have been announced.


Golf and Leisure Products
-------------------------

Record net sales were up 15% on increased volume in all product lines, reflecting benefits from line extensions and new products. Record operating income increased 11% on record sales, partly offset by higher operating expenses, including costs related to European expansion and volume-related marketing expenses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from continuing operating activities of $789.3 million for the nine months ended September 30, 1995, decreased $330.7 million yet exceeded the funds required for capital expenditures and dividends by $373 million. The decrease was largely attributable to the absence of American Tobacco's cash flow of $151.5 million, higher working capital requirements and the payment of $29.4 million related to the "put" exercise premium on the 5 3/4% Eurodollar Convertible Debentures (see note 10 in the Notes to Condensed Consolidated Financial Statements).

Net cash provided from investing activities for the nine months ended September 30, 1995 was $1,164.7 million as compared with net cash used of $3.4 million in 1994, principally reflecting proceeds received from the disposition of the Franklin life insurance business.

Net cash used by financing activities for the nine months ended September 30, 1995 was $1,676.6 million as compared with $1,138.1 million in 1994, reflecting the purchase of Common stock for treasury.

The Company completed purchases under the 20 million share purchase authorization during the third quarter. In addition, the Company has authority to purchase another five million shares which, subject to market conditions, it intends to purchase by year end.

Total debt at September 30, 1995 aggregated $1.6 billion, a decrease of $641.6 million from December 31, 1994, largely reflecting the exercise of

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES - (Concluded)
-------------------------------

the 5 3/4% Eurodollar Convertible Debentures' "put", the maturity of 5 1/4% Notes and the retirement of commercial paper borrowings. The ratio of total debt to total capital decreased from 32.4% at December 31, 1994 to 28.7% at September 30, 1995 reflecting the lower debt levels, partly offset by the purchase of Common stock for treasury.

The Company extended to September 1, 2000 the expiration dates of revolving credit agreements maintained by the Company with various banks providing for unsecured committed borrowings of up to $4 billion, including $1 billion in various Eurocurrencies. The commitment fee was reduced to 0.15% per annum of the unused facility. The commitment fee is subject to increases up to a maximum level of 0.25% per annum in the event the Company's long-term debt rating falls below specified levels. Other terms of the agreements remained substantially unchanged.

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------



     Results of Operations for the Three Months Ended September 30, 1995 as
             Compared to the Three Months Ended September 30, 1994
  ---------------------------------------------------------------------------

                                  Net Sales             Operating Income
                            ----------------------      -----------------
                              1995          1994          1995      1994
                                         (Restated)               (Restated)
                            --------      ---------       -----    ---------
                                                 (In millions)

International tobacco       $1,711.5       $1,608.1      $152.0       $140.6
Distilled spirits              307.3          305.9        51.4         48.8
Hardware and home
 improvement products          327.9          334.0        39.7         44.5
Office products                300.1          260.1        16.4         15.0
Golf and leisure products      136.5          116.1        18.0         16.1
                            --------       -------       ------       ------
 Ongoing operations          2,783.3        2,624.2       277.5        265.0
Domestic tobacco                   -          425.3           -         48.6
Other businesses               112.0          305.1         0.9         (2.9)
                            --------       --------      ------       ------
 Continuing operations      $2,895.3       $3,354.6      $278.4       $310.7
                            ========       ========      ======       ======


CONSOLIDATED
------------

Net sales and operating income from ongoing operations, which excludes domestic tobacco, life insurance and other businesses disposed (see notes 2 and 3 in the Notes to Condensed Consolidated Financial Statements), increased 6% and 5%, respectively. Excluding the favorable effects of higher average foreign exchange rates of $33 million and $2.6 million, net sales and operating income from ongoing operations were up 5% and 4%, respectively. Net sales increased due to price increases (including international tobacco excise tax increases), new products and line extensions, partly offset by volume declines. Operating income increased due to the higher sales, partly offset by increased operating expenses.

Net sales and operating income from continuing operations, which include domestic tobacco for 1994 and other businesses isposed, decreased 14% and 10%, respectively.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------



CONSOLIDATED (Concluded)
------------

Interest and related expenses decreased due to lower average borrowings. Higher interest income caused the favorable change in other (income) expenses, net. Both changes reflected the use of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business.

The gain on disposal of businesses reflected a reversal of $20 million of the $241.3 million provision recorded in 1994 in connection with the disposition of nonstrategic businesses.

The decrease in the effective income tax rate to 37.4% from 43.3% in 1994 principally reflected the reversal of $20 million provided in connection with the disposition of nonstrategic businesses for which no taxes were recorded.

Income from continuing operations of $153.3 million, or 82 cents per Common share, for the three months ended September 30, 1995 compared with $131.8 million, or 65 cents per share, last year. The increase reflected improved results from ongoing operations and the $20 million provision reversal for disposal of businesses, partly offset by the absence of The American Tobacco Company's results of operations.

Net income of $153.3 million, or 82 cents per Common share, for the three months ended September 30, 1995, compared with $151.9 million, or 75 cents per share, last year, which included $20.1 million, or ten cents per share from discontinued operations. Lower average Common shares outstanding in 1995 benefited E.P.S. by seven cents.


International Tobacco
---------------------

Net sales in sterling were up 5%, principally on price increases resulting from higher U.K. tobacco taxes and a 1.8% worldwide cigarette unit sales increase, mainly reflecting increased periodic shipments to the Former Soviet Union. Gallaher's U.K. cigarette volume declined 3.4%. Operating income in sterling increased 6% on higher sales, partly offset by higher operating expenses. In dollars, net sales and operating income increased 6% and 8%, respectively, reflecting translation at higher average foreign exchange rates.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------



Distilled Spirits
-----------------

Worldwide net sales increased slightly and operating income increased 5%.

Beam's net sales decreased 2% as lower domestic shipments were partly offset by the introduction of After Shock cordial, higher international shipments and price increases. Operating income was up 2% as the lower sales and increased marketing expenses (After Shock promotional costs and higher international expenditures) were more than offset by improved margins reflecting favorable product mix. International sales and operating income continued to increase on higher shipments.

Whyte & Mackay's net sales in sterling increased 8% on the effects of a 26% volume gain primarily from export volume increases and a 26 pence tax increase in the U.K. on a typical bottle, effective January 1, 1995. Operating income in sterling increased 74% to 2.1 million pounds resulting from higher sales and a favorable product mix.


Hardware and Home Improvement Products
--------------------------------------

Net sales decreased 2% on volume declines, partly offset by line extensions, price increases and new products. Operating income was down 11% principally at Moen due to effects of increased raw material costs and lower volume, which reflected the general slowdown at home centers and in new construction, trade inventory reductions and a very weak Canadian housing market.


Office Products
---------------

Record net sales increased 15% principally due to new products and price increases. Operating income increased 9% as the sales increase was partly offset by higher raw material costs which were not fully recovered by price increases and higher volume-related operating expenses. Domestic operations reported increased operating income while international businesses were down principally due to competitive pricing activities in the U.K.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
           ---------------------------------------------------------



Golf and Leisure Products
-------------------------

Record net sales were up 18% on volume increases in all product lines reflecting benefits from line extensions and new products. Record operating income increased 12% and reflected the higher sales, partly offset by higher operating expenses, including costs related to European expansion and volume-related marketing expenses.

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

                                                       Nine Months Ended
                                                        September 30,
                                                     ----------------------
                                                       1995          1994
                                                                   (Restated)
                                                      ------       ---------

Income from continuing operations before
   extraordinary item                                 $389.0         $413.2

Preferred stock dividend requirements                   (1.0)          (1.1)
                                                      ------         ------
Income from continuing operations available for
   computing earnings per Common share - primary       388.0          412.1

Income from discontinued operations                        -           51.8

Extraordinary item                                      (2.7)             -
                                                      ------         ------
Net income for computing earnings
   per Common share - primary                         $385.3         $463.9
                                                      ======         ======


Income from continuing operations available for
   computing earnings per Common share - primary      $388.0         $412.1

Convertible preferred stock dividend requirements        1.0            1.1

Interest and related expenses on convertible
   debentures                                           10.5           16.1
                                                      ------         ------
Income from continuing operations available for
   computing earnings per Common share -
   fully diluted                                       399.5          429.3

Income from discontinued operations                        -           51.8

Extraordinary item                                      (2.7)             -
                                                      ------         ------
Net income for computing earnings per Common
   share - fully diluted                              $396.8         $481.1
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

                                                       Nine Months Ended
                                                          September 30,
                                                     ----------------------
                                                      1995           1994
                                                                  (Restated)
                                                     -----        ---------

Weighted average number of Common shares
   outstanding during each period - primary          189.1          201.6

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                         1.9            2.1

Addition from assumed conversion of
   convertible debentures                              3.8            9.3

Other additions                                        3.5            0.6
                                                    ------         ------
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                               198.3          213.6
                                                    ======         ======


Earnings per Common share
   Primary
     Income from continuing operations               $2.05          $2.04

     Income from discontinued operations                 -            .26

     Extraordinary item                               (.01)             -
                                                     -----          -----
     Net income                                      $2.04          $2.30
                                                     =====          =====
   Fully diluted
     Income from continuing operations               $2.01          $2.01

     Income from discontinued operations                 -            .24

     Extraordinary item                               (.01)             -
                                                     -----          -----
     Net income                                      $2.00          $2.25
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

                                                     Three Months Ended
                                                       September 30,
                                                   ----------------------
                                                     1995          1994
                                                                (Restated)
                                                    ------      ---------

Income from continuing operations                   $153.3        $131.8

Preferred stock dividend requirements                 (0.3)         (0.4)
                                                    ------        ------
Income from continuing operations available for
   computing earnings per Common share - primary     153.0         131.4

Income from discontinued operations                      -          20.1
                                                    ------        ------
Net income for computing earnings
   per Common share - primary                       $153.0         $151.5
                                                    ======         ======


Income from continuing operations available for
   computing earnings per Common share - primary   $153.0          $131.4

Convertible preferred stock dividend requirements     0.3             0.4

Interest and related expenses on convertible
   debentures                                         2.4             5.4
                                                   ------          ------
Income from continuing operations available for
   computing earnings per Common share -
   fully diluted                                    155.7           137.2

Income from discontinued operations                     -            20.1
                                                   ------          ------
Net income for computing earnings per Common
   share - fully diluted                           $155.7          $157.3
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

                                                      Three Months Ended
                                                        September 30,
                                                    ----------------------
                                                     1995            1994
                                                                  (Restated)
                                                    -----         ---------

Weighted average number of Common shares
   outstanding during each period - primary         184.7            201.3

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                       2.0               2.2

Addition from assumed conversion of
   convertible debentures                            3.8               9.3

Other additions                                      1.2               0.5
                                                   -----             -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                             191.7             213.3
                                                   =====             =====


Earnings per Common share
   Primary
     Income from continuing operations             $.82               $.65

     Income from discontinued operations              -                .10
                                                   ----               ----
     Net income                                    $.82               $.75
                                                   ====               ====
   Fully diluted
     Income from continuing operations             $.80               $.64

     Income from discontinued operations              -                .09
                                                   ----               ----
     Net income                                    $.80               $.73
                                                   ====               ====

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
------   -----------------

    (a) Reference is made to paragraph (a)(i) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and to paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995. On October 2, 1995, Registrant was voluntarily dismissed as a defendant in Michener v. The American Tobacco Company, et al., District Court of Oklahoma County, State of Oklahoma. In connection with the sale of Registrant's former subsidiary, The American Tobacco Company ("ATCO"), to Brown & Williamson Tobacco Corporation ("Brown & Williamson") on December 22, 1994, Brown & Williamson and ATCO agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Registrant has meritorious defenses to these actions and threatened actions. The actions will be vigorously contested.

    (b)(i) Reference is made to the discussion of Dean v. Gallaher Limited, in paragraph (a)(ii)(A) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. A hearing has been set for November 10, 1995 to consider a motion by Gallaher to dismiss the action against Hergall and to order a trial on a preliminary issue against Gallaher.

    (ii) Reference is made to the discussion of the granting by the English Legal Aid Board on January 31, 1995, of limited legal aid certificates to approximately 200 claimants seeking to bring proceedings against tobacco manufacturers for the harm they have allegedly suffered through smoking cigarettes, in paragraph (a)(ii)(B) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. On October 31, 1995, a group of tobacco manufacturers submitted representations to the Legal Aid Board in opposition to the award of full legal aid certificates to these claimants.

    (iii) On October 9, 1995, Gallaher received a demand letter from solicitors in Strabone, Northern Ireland, acting for Mary Shiels (as the personal representative of Brian Shiels, deceased) requesting "adequate compensation" based on allegations that Mr. Shiels developed "Buerger's disease and/or premature onset arteriosclerosis" and died on October 28, 1992, from smoking cigarettes manufactured by Gallaher. Mrs. Shiels has obtained a limited award of legal aid for purposes of issuing a Writ of Summons, and has made an application for legal aid to prosecute this action. A Writ of Summons was issued on October 24, 1995, seeking damages "by reason of the negligence of the Defendants ... in and about the manufacture and supply to the deceased of cigarettes." Plaintiff must

------   -----------------
serve the Writ of Summons within twelve months.

    (iv) Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Gallaher has meritorious defenses to these actions and claims. The actions will be vigorously contested.

    (c) Reference is made to the discussion of People of the State of California ex rel. Daniel E. Lungren, Attorney General of the State of California v. American Standard, et al., and the related action, Natural Resources Defense Council, et al., v. Price Pfister, Inc., et al., in paragraph (b) of Part I,
Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. In Natural Resources Defense Council, by order dated May 10, 1994, the court denied defendants' demurrer challenging plaintiffs' standing to bring the action but ruled plaintiffs are not entitled to restitution or compensatory damages. Following a ruling on July 12, 1995 by the Court of Appeals that the defendants' faucets were not subject to the discharge provisions of the Proposition 65 law, plaintiffs agreed to settle all claims in the action against Moen and five other defendants. Plaintiffs entered a Consent Judgment on August 31, 1995. On October 24, 1995, plaintiffs voluntarily withdrew that Consent Judgment and their action against Moen and five other defendants was dismissed with prejudice. Moen and five other defendants agreed on that date to an out-of-court settlement of all claims that were or could have been alleged in this matter. In Lungren, on April 16, 1993, defendants filed a demurrer in respect of plaintiffs' claims based on defendants' alleged intentional discharge of lead from faucets to sources of drinking water. On May 5, 1994, the court sustained defendants' demurrer. The Attorney General appealed this ruling to the Court of Appeal on May 25, 1994, and on July 12, 1995, the Court of Appeal affirmed the lower court's ruling. The Attorney General and intervenors petitioned the California Supreme Court for review on August 14, 1995. Following the July 12, 1995 ruling by the Court of Appeals that defendants' faucets were not subject to the discharge provisions of the Proposition 65 law, the Attorney General agreed to settle all claims that were or could have been alleged in the action against Moen and five other defendants. The Attorney General filed a Consent Judgment in Superior Court on August 30, 1995 with respect to the six settling defendants, which was entered by the court on October 6, 1995. A motion for reconsideration has been filed by certain non-settlors and is pending.

    (d) It is not possible to predict the outcome of the pending litigation referenced above, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. Reference is made to

Item 1.  LEGAL PROCEEDINGS. (Concluded)
------   -----------------

Note 8, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)      Exhibits.
                  --------

                  10a. Amendment effective as of August 1, 1995 to Severance
                       Agreement between Registrant and Randall W. Larrimore.

                  10b. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman.

                  12. Statement re computation of ratio of earnings to fixed charges.

                  15. Letter from Coopers & Lybrand L.L.P. dated November 9, 1995 re unaudited financial information.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. (Concluded)
------   --------------------------------

                   Registrant filed a Current Report on Form 8-K, dated September 29, 1995, in respect of Registrant's press release dated September 28, 1995 concerning certain statements by Registrant at an investment conference (Items 5 and 7(c)).


                   Registrant filed a Current Report on Form 8-K, dated October 23, 1995, in respect of Registrant's press release dated October 23, 1995 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1995 (Items 5 and 7(c)).

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



                                            AMERICAN BRANDS, INC.
                                            ---------------------
                                                (Registrant)








Date:  November 9, 1995                     By       /s/ R. L. Plancher
       ----------------                          -------------------------
                                                 R.L. Plancher
                                                 Senior Vice President and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


                                                               Sequentially
Exhibit                                                        Numbered Page
-------                                                        -------------

  10a.      Amendment effective as of August 1, 1995 to
            Severance Agreement between Registrant and
            Randall W. Larrimore.

  10b. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman.

  12.       Statement re computation of ratio of
            earnings to fixed charges.

  15.       Letter from Coopers & Lybrand L.L.P. dated
            November 9, 1995 re unaudited financial information.

  23.       Consent of Counsel, Chadbourne & Parke LLP.

  27.       Financial Data Schedule (Article 5).