Form 10-K405
period 1995-12-31
AMERICAN BRANDS INC /DE/
filed 1996-04-01
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1995      Commission file number 1-9076

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
Common Stock, par value $3.125 per share     New York Stock Exchange, Inc.
$2.67 Convertible Preferred Stock,
     without par value                       New York Stock Exchange, Inc.
9% Notes Due 1999                            New York Stock Exchange, Inc.
8 5/8% Debentures Due 2021                   New York Stock Exchange, Inc.
8 1/2% Notes Due 2003                        New York Stock Exchange, Inc.
7 7/8% Debentures Due 2023                   New York Stock Exchange, Inc.
7 1/2% Notes Due 1999                        New York Stock Exchange, Inc.
Preferred Share Purchase Rights              New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:  None
                              --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 15, 1996, was $8,239,823,207. The number of shares outstanding of Registrant's Common Stock, par value $3.125 per share, at March 18, 1996, was 177,388,692.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1995 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 1, 1996 is incorporated by reference into Part III hereof.

                                     PART I

Item 1.   Business.

          (a)  General development of business.

          Registrant is a holding company with subsidiaries engaged in various businesses. Subsidiaries of Registrant are engaged in the manufacture and sale of cigarettes, cigars and smoking tobaccos, principally in the United Kingdom ("U.K."), distilled spirits, various types of hardware and home improvement products, office products, supplies and accessories and golf and leisure products.

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

          In recent years Registrant has been engaged in a strategy seeking to enhance the operations of its subsidiaries in certain major businesses. Pursuant to such strategy Registrant has made acquisitions in the distilled spirits business, the office products business and the hardware and home improvement products business, and, in January 1996, acquired all the outstanding capital stock of Cobra Golf Incorporated, a leader in golf clubs, for an aggregate cost of approximately $715 million in cash, including fees and expenses. These acquisitions were financed at least in part by debt or debt securities convertible into Common Stock. In addition, Registrant has been making dispositions of businesses considered to be nonstrategic to its long-term operations. Since January 1, 1994, these dispositions have included the sale of American Franklin Company, Registrant's life insurance business, to American General Corporation for $1.17 billion on January 31, 1995, the sale of The American Tobacco Company ("ATCO"), Registrant's domestic tobacco subsidiary, to Brown & Williamson

Tobacco Corporation, a subsidiary of B.A.T Industries p.l.c., for $1 billion on December 22, 1994, and the sale of Dollond & Aitchison Group PLC, a subsidiary of Gallaher Limited ("Gallaher"), for total consideration of $146 million on July 12, 1994. Registrant has also disposed of a number of other nonstrategic businesses and product lines, including U.K.-based Forbuoys (retail distribution) and Prestige (housewares), both subsidiaries of Gallaher Limited. The sale of Prestige was completed on May 2, 1995. The sale of the retail distribution group was completed on July 24, 1995.

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

Cautionary Statement

          Except for the historical information contained in this Annual Report on Form 10-K, certain statements herein, including without limitation, certain matters discussed in Part I, Item 1 -- Business and Item 3 -- Legal Proceedings and in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve a number of risks and uncertainties. Actual results could differ materially from such forward looking statements depending upon such risks and uncertainties including, but not limited to, the following: general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to international tobacco and distilled spirits, regulatory developments, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in Registrant's Securities and Exchange Commission filings.

          (b)  Financial information about industry segments.

          See "Information on Business Segments" in the Notes to
Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

          (c)  Narrative description of business.

          The following is a description of the business of the
subsidiaries of Registrant in the industry segments of International Tobacco, Distilled Spirits, Hardware and Home Improvement Products, Office Products and Golf and Leisure Products. For financial information about the above industry segments, see "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1995 Annual
                                     2

Report to Stockholders of Registrant, which information is incorporated herein by reference.

International Tobacco

          Gallaher is engaged primarily in the manufacture of tobacco products in the U.K. and the Republic of Ireland and sells these products principally in the European Community and the former Soviet Union. Its sales of tobacco products are the largest in the U.K., where Gallaher's share of consumer sales of cigarettes was 39.2% in 1995 compared with 39.7% in 1994 and 40.6% in 1993. For 1995, Gallaher held approximately 40% of the cigarette market (measured by sales to the trade) in the U.K., compared with approximately 38.8% and 41.7% for 1994 and 1993, respectively. Total unit sales of cigarettes to retail outlets and wholesalers in that country by foreign and domestic manufacturers decreased by 8.8% in 1995, and by 3.8% in 1994, and increased by 1.9% in 1993. Gallaher's total unit sales of cigarettes to retail outlets and wholesalers decreased by 5.8% in 1995 and by 10.4% in 1994, and increased by 2.3% in 1993. Year to year comparisons are distorted by changes in the timing of the U.K. budget. It is estimated that consumer sales declined about 2%, 3% and 5.5% in 1995, 1994 and 1993, respectively. It is likely that consumer sales will decline in 1996. The percentage of Gallaher's total cigarette unit sales derived from export markets was approximately 21.2%, 21.5% and 12.5%, in 1995, 1994 and 1993, respectively. In 1993 export sales reflected a partial year's shipments of Benson and Hedges to Europe and lower shipments of other cigarette products to the former Soviet Union. Gallaher's principal export markets in 1995 were Greece, France, Germany and the former Soviet Union.

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

          On June 30, 1993, ATCO, a former subsidiary of Registrant, acquired the Benson and Hedges cigarette trademark in Europe (other than the U.K. and Republic of Ireland, where Gallaher already owned the trademark) in exchange for the assignment of the Lucky Strike and Pall Mall overseas cigarette trademarks, $107.2 million in cash and contingent future payments based on volumes. Immediately following the acquisition, Gallaher entered into an exclusive trademark license agreement with ATCO pursuant to which Gallaher manufactures and sells Benson and Hedges products in tax- paid European markets (other than the U.K. and the Republic of Ireland) and pays a royalty based on volumes. In May 1994, the above described Benson and Hedges trademark rights acquired by ATCO and related license agreement were transferred from ATCO to another subsidiary of Registrant.

          Gallaher's principal competitors in the U.K. are Imperial Tobacco and Rothmans, the latter also distributing Philip Morris brands, and there is also competition from imported brands, which include those of R.J. Reynolds. Gallaher competes on the basis of the quality of its products and price and its responsiveness to consumer preferences.
                                     3

          Gallaher buys its leaf tobacco from foreign sources, including the United States. In accordance with industry practice, large inventories of leaf tobacco are maintained by Gallaher. Sufficient inventories of finished product are maintained by Gallaher to respond promptly to orders.

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

          Increases in the U.K. excise duties on tobacco products in recent years have resulted in increases in the price of a typical pack of cigarettes as follows:

               Effective                 Amount of
                  Date                   Increase
               ---------                 ---------
             March 16, 1993               10 pence
             November 30, 1993            11 pence
             November 29, 1994            10 pence
             January 1, 1995               6 pence
             November 28, 1995            15 pence

          It is believed that the continuing impact of price increases, principally due to substantial excise tax increases in recent years, has led to an overall reduction in unit sales, greater price competition and increased trading down by consumers to lower priced brands. In addition, the U.K. Chancellor, in his November 1993 budget announcement, indicated that he intends to increase tobacco duties on average by at least 3% a year in excess of the inflation rate in future budgets. The effect of any further excise duty increases cannot be determined, but such increases and any new duties or taxes, if enacted, will likely add to the overall industry declines and the shift to lower priced brands.

          A new agreement took effect in January 1995 between representatives of the U.K. tobacco industry and the United Kingdom Health Ministers with respect to tobacco products and advertising and promotion. Among other things, the agreement provides for limitations on expenditures on cigarette brand poster advertisements, and for the removal of external cigarette advertising signs at retail premises by the end of 1996. Specified warning statements are required to be printed on cigarette packages and to appear in advertisements. Regulations promulgated in the U.K. in 1991 and 1993 to implement Council Directives of the European Community require that all tobacco product packaging bear the warning statement "Tobacco Seriously Damages Health", together with additional warning statements, with cigarette packaging also carrying an indication of tar and nicotine yield. In addition, the Independent Television Commission Code of Advertising Standards and Practice of December 1990, implementing a Council Directive of the European Community, prohibits, effective October 1991, the advertising of all tobacco products on television in the U.K. Television and radio advertising of cigarettes has been prohibited in the U.K. for many years. Also, a Council Directive of the European Community has been proposed by the Commission of the European Community to provide for a total ban on tobacco advertising and sponsorship throughout the European Community and to restrict the use of tobacco brand names on non-tobacco products. In February 1992 the European Parliament, an advisory body, approved such a total ban. Any such Council Directive, even though
                                     4
approved by the European Parliament and the Commission, must be adopted by the Council of Ministers of the member states of the Community by a qualified majority of the member states prior to becoming effective and may be adopted so as to be binding or non-binding on individual member states.

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

          Effective January 1, 1993, the European Community, in accordance with the Single European Act, removed constraints on quantities of tobacco products for personal consumption that may be purchased duty-paid in one member state and carried to another without payment of additional duty. This action has resulted in increased competition in the market for tobacco products in the U.K. and in other member states and caused a shift in sales of tobacco products brands, particularly roll-your-own cigarette tobacco, from certain member states, such as the U.K., to other member states in which prices of those brands are lower, mainly as a result of excise taxes.

          On July 18, 1989 the Council of Ministers enacted a non-binding Council Resolution, as part of its on-going "Europe Against Cancer" program, inviting member states to introduce legislation that would ban smoking in most public places. In addition, the U.K. and various other member states have adopted legislation or non-binding guidelines that restrict smoking in public places.

          It is not possible to predict whether additional legislation, directives, regulations or action will be enacted, promulgated or taken in or by the U.K. or the European Community or the nature of any such legislation, directives, regulations or action, nor is it possible to predict the effect any such legislation, directives, regulations or action may have on the industry generally or on Gallaher.

          Gallaher's subsidiary, Gallaher (Dublin) Limited ("Dublin"), manufactures and sells tobacco products in the Republic of Ireland. Dublin has the leading position with approximately 41% of the cigarette market (measured by sales to the trade) in 1995, compared with approximately 40% and 38% for 1994 and 1993, respectively. Dublin's principal cigarette brands are Benson and Hedges Special Filter and Silk Cut.

          See Item 3, "Legal Proceedings".

          For a description of the distilled spirits business of a subsidiary of Gallaher, see "Distilled Spirits".

Distilled Spirits

          JBB Worldwide, Inc. ("JBB Worldwide") is a holding company for certain subsidiaries in the Distilled Spirits business. Subsidiaries include Jim Beam Brands Co. ("Beam") and Alberta Distillers Limited ("Alberta"), which produces a line of distilled spirits, including Windsor Canadian Supreme Whisky, in Canada. Fortune Brands Pty. Ltd., a subsidiary of Beam, markets and distributes Beam's products as well as several brands under agency agreements in Australia.
                                     5

          Beam and its predecessors have been distillers of Bourbon whiskey since 1795. Beam, together with other JBB Worldwide subsidiaries, currently produces, or imports, and markets a broad line of distilled spirits, including Bourbon and other whiskeys, cordials, gin, vodka, rum, tequila and cognac.

          Beam's nine leading brand names are Jim Beam Bourbon, Windsor Canadian Supreme Whisky, Lord Calvert Canadian Whisky, DeKuyper cordials, Gilbey's gin, Gilbey's vodka, Kamchatka vodka, Wolfschmidt vodka and Kessler American Blended Whiskey. Principal Bourbon brand names are Jim Beam, the largest-selling Bourbon whiskey in the U.S. and in the world, Old Grand-Dad, the largest-selling Bonded Bourbon in the U.S. and in the world, Booker's, a super-premium Bourbon whiskey, Old Taylor, Old Crow and Jim Beam & Cola, which combines Bourbon with a cola soft drink. DeKuyper is the top-selling domestically-produced cordial line in the U.S. Beam also produces Chateaux and Leroux cordials, Beam's 8-Star Blend and Calvert Extra blended whiskeys, Dark Eyes vodka and Calvert Gin, and imports, in bottle or in bulk, Canada House Canadian Whisky, Banff Ice vodka, The Dalmore and The Claymore Scotch whiskies, Kamora coffee liqueur, After Shock cinnamon liqueur, Ronrico and Pusser's rums, El Tesoro and Chinaco tequilas and
A. de Fussigny cognac.

          Beam's leading brands are owned by Beam and other JBB Worldwide subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license and Gilbey's gin and Gilbey's vodka are produced and sold in the U.S. under a long-term license and the Kamchatka brand is claimed by another entity in California.

          Beam's products are bottled in the U.S. and are sold through various distributors and, in the 18 "control" states (and one county) which have established government control of the purchase and distribution of alcoholic beverages, through state (or county, as the case may be) liquor authorities. Beam products are also bottled in eight foreign countries. Beam's international volume, which accounted for approximately 25% and 23% of its total unit sales in 1995 and 1994, respectively, is exported to over 80 foreign markets for sale through distributors and brokers.

          The U.S. market for beverage alcohol has in recent years demanded an increasingly broad variety of products. Demand for distilled spirits, particularly for Bourbon and other whiskeys, generally has declined, resulting in increased price competition as competitors vie for market share. It is estimated that unit sales of distilled spirits (which do not include bulk sales) in the U.S. declined by approximately 2-3% in each of the years 1995, 1994 and 1993. Total unit sales by Beam in the U.S. decreased by 2%, 5.7% and 4.6% in 1995, 1994 and 1993, respectively. Total unit sales by Beam, including export sales, increased by 0.3% in 1995 and decreased by 2.4% and 1.7% in 1994 and 1993, respectively. In 1995 and 1994, Bourbon accounted for approximately 27% and 26% and other whiskeys for approximately 26% and 27% of Beam's total unit sales in the U.S., respectively.

          The distilled spirits business is highly competitive, with many brands sold in the consumer market. Registrant believes there are approximately ten major competitors worldwide and many smaller distillers and bottlers. Registrant also believes that, based on units and sales value, Beam, with six million-case-selling brands worldwide, is the second
                                     6
or third largest producer and marketer of distilled spirits in the U.S. and is among the ten major competitors worldwide. Beam competes on the basis of the quality and price of its products and its responsiveness to consumer preferences.

          Raw materials for the production, storage and aging of Beam's and Alberta's products are principally corn, rye, barley malt and white oak barrels and are readily available from a number of sources, except that white oak barrels are available from only two major sources, one of which is owned by a competitor of Beam. Because whiskeys are aged for various periods, generally from four to eight years, Beam and Alberta maintain, in accordance with industry practice, substantial inventories of bulk whiskey in warehouse facilities. In addition, whiskey production is generally scheduled to meet demand four to eight years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand.

          The production, storage, transportation, distribution and sale of Beam's and Alberta's products are subject to regulation by federal, state and local authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits in whole or in part.

          In the U.S., Canada and many other countries, distilled spirits are subject to excise taxes and/or customs duties. State, local and other governmental authorities in such countries also impose taxes on distilled spirits. On January 1, 1991, the U.S. federal excise tax on distilled spirits was increased by one dollar per proof gallon, and proposals were made in 1994 to increase the federal excise tax on distilled spirits to help offset the cost of the Clinton Administration's health care proposals. In addition, there are proposals pending to increase or impose new distilled spirits taxes in various jurisdictions. It is believed that the federal excise tax increase in 1991 contributed to the decline in distilled spirits unit sales for the industry, including Beam. The effect of any future excise tax increases cannot be determined, but it is possible that any future tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

          The Alcoholic Beverage Labeling Act of 1988 and regulations promulgated thereunder by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury (the "Bureau") require that containers of alcoholic beverages bottled on or after November 18, 1989 for sale or distribution in the U.S. or for sale, distribution or shipment to members of the United States Armed Forces abroad bear the statement: "GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects. (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems." The Alcoholic Beverage Labeling Act of 1988 and the regulations prohibit any other requirement of a statement relating to alcoholic beverages and health on any beverage alcohol container or package containing such a container. If the Secretary of the Treasury, after appropriate investigation and consultation with the Surgeon General, finds available scientific information justifying a change in, addition to or deletion of all or part of the required statement, he is required to report such information to the United States Congress together with specific recommendations with respect thereto. On March 8, 1991, the Bureau issued a request for information to "enable the agency to determine whether the wording . . . should be
                                     7
amended." Registrant understands that the Bureau has recommended that the current warning statements are sufficient and has reported its findings to the United States Congress. It is not possible to state whether any legislation or additional regulations or action imposing additional labeling or other warning statement requirements will be enacted, promulgated or taken in the U.S. or export markets served by Beam, nor is it possible to predict the effect, if any, that the existing labeling requirement or any additional labeling or other warning statement requirements may have on the industry generally or on Beam.

          The Whyte & Mackay Group PLC ("Whyte & Mackay"), a subsidiary of Gallaher, has its origins as a distiller of Scotch whisky in 1844. During the fourth quarter of 1993, Whyte & Mackay completed the acquisition of Invergordon Distillers Group PLC ("Invergordon"), another distiller, blender and marketer of Scotch whisky. Whyte & Mackay produces, bottles, markets and sells blended and single malt Scotch whiskies, markets and sells vodka and sells Scotch whisky in bulk. The principal brand names are Whyte & Mackay Special Reserve, The Claymore, The Dalmore, Cluny, Mackinlay, Isle of Jura and Bruichladdich Scotch whiskies, Glayva Scotch whisky liqueur and Vladivar vodka. Whyte & Mackay believes that in 1993, its shares of the U.K. Scotch whisky and vodka markets were approximately 14% and 11%, respectively, and in both 1995 and 1994, its shares were approximately 25% of the U.K. whisky market, reflecting the inclusion of Invergordon, and 10% of the U.K. vodka market. Whyte & Mackay's products are sold in the U.K. through its own sales force and outside the U.K. through independent distributors.

          It is estimated that total case sales of Scotch whisky in the U.K. decreased by approximately 7% and 1% in 1995 and 1994, respectively, and increased by 5% in 1993. Worldwide Scotch whisky sales increased by approximately 2%, 4% and 7% in 1995, 1994 and 1993, respectively. Whyte & Mackay's total case sales of Scotch whisky in the U.K. decreased by approximately 3% in 1995 and increased by 38% and 20% in 1994 and 1993, respectively. Whyte & Mackay's total case sales of Scotch whisky worldwide (including shipments of bulk whisky exported for bottling) increased by approximately 4%, 68% and 24% in 1995, 1994 and 1993, respectively. During 1995, 81% of Whyte & Mackay's total case sales (including shipments of bulk whisky exported for bottling) were derived from Scotch whisky and 45% of Whyte & Mackay's total Scotch whisky case sales (including shipments of bulk whisky exported for bottling) were made in the U.K.

          Blended Scotch whiskies are composed of a variety of grain and malt whiskies blended to provide a consistent product. The industry is therefore dependent on a high level of trading of whiskies between whisky companies. Whyte & Mackay owns seven malt whisky distilleries and one grain whisky distillery in the Highland region of Scotland, whose products are used in the production of Whyte & Mackay's blended whiskies and for trading purposes. Production is also bottled as malt whiskies and as a single grain whisky from individual distilleries.

          In early 1995, Whyte & Mackay discontinued production at three of its seven malt whisky distilleries - Tamnavulin, Tullibardine and Bruichladdich - for a prolonged period. The single malt whiskies from these three distilleries will continue to be available for sale as there are sufficient inventories to meet several years' requirements. These distilleries will also continue to provide warehousing facilities.
                                     8

          Whyte & Mackay imports and markets in the U.K. a number of brands, including Jim Beam Bourbon, under agency arrangements. In the U.S., Beam is an importer and distributor of Whyte & Mackay's brands.

          The United Kingdom Finance Acts, 1993 and 1994 did not provide for any increase in the excise duties on distilled spirits. The Finance Act, 1995 provided for an increase in the excise duties on distilled spirits equivalent to 26 pence on the price of a typical 700 milliliter bottle of Scotch whisky. The U.K. budget introduced on November 28, 1995 provided for a decrease in the excise duties on distilled spirits with the result that the price of a typical 700 milliliter bottle of Scotch whisky decreased by 27 pence. Although the effect of the recent duty changes cannot yet be determined, it is possible that any future tax increases would have an adverse effect on unit sales and increase existing competitive pricing pressures.

 Hardware and Home Improvement Products

          MasterBrand Industries, Inc. ("MasterBrand") is a holding company for subsidiaries in the Hardware and Home Improvement Products business. Subsidiaries include Moen Incorporated ("Moen"), Master Lock Company ("Master Lock"), Aristokraft, Inc. ("Aristokraft") and Waterloo Industries, Inc. ("Waterloo").

          Moen manufactures and packages single- and two-handle faucets, sinks and plumbing accessories and parts and a wide variety of plumbing supply and repair products in the U.S. and East Asia. Faucets are sold under a variety of trade names, including Moen, Moentrol, Touch Control, One-Touch, Riser, Monticello, Concentrix, Chateau, Legend, Pulsation and Sani-Stream, and other products are sold under the Moen, Chicago Specialty, Dearborn Brass, Wrightway, Anchor Brass and Hoov-R-Line brand names. Composite kitchen sinks are sold under the Moenstone brand name. Some of the plumbing parts and repair products are purchased from other manufacturers. Products are sold principally in the U.S. and also in Canada, East Asia and Mexico. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors, repackagers and original equipment manufacturers.

          Legislation has been introduced in the U.S. Congress that would, if enacted, endorse a voluntary industry standard that establishes maximum allowable leachate levels of certain substances, including lead from plumbing fittings and pumps, and which would require the EPA to evaluate the effectiveness of the standard within twelve months of enactment. Legislation that was introduced previously in the Congress and is expected to be introduced in the current session of the Congress would, if enacted, require a reduction in the lead content of plumbing fittings and pumps used for drinking water, if an appropriate maximum leachate standard for lead is not voluntarily adopted. In September 1994, the EPA endorsed a voluntary standard that establishes maximum leachate levels of those substances, including lead from new plumbing fittings and fixtures. It is not possible to predict whether federal, state or local legislation, regulations or action will be enacted, promulgated or taken or the nature of any such legislation, regulations or action, nor is it possible to predict the effect any such legislation, regulations or action may have on the industry generally or on Moen.
                                     9

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

          ACCO USA, Inc., a subsidiary of ACCO, manufactures binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, as well as computer binders, supplies and accessories, in the U.S. ACCO Canada Inc., a subsidiary of ACCO, manufactures and distributes a similar range of office products in Canada. Principal brands include ACCO products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads and Perma Products corrugated board storage products. Products are sold throughout the U.S. and Canada by their respective sales forces to office products wholesalers, retailers, dealers and mass merchandisers.

          Subsidiaries of ACCO Europe PLC, a subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines and storage and retrieval filing systems. Their products are sold primarily in the U.K., Ireland, Western Europe and Australia through their own sales forces and distributors.

          Day-Timers, Inc., a subsidiary of ACCO, manufactures personal organizers and planners in the U.S. and is estimated by management to be
                                    10
the leading direct marketer of time management aids in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries, through direct mail advertising and catalogs to consumers and businesses. In addition, products are sold through ACCO USA, Inc. to retailers and mass merchandisers. A subsidiary also conducts time management seminars for personnel of corporations, as well as other entities throughout the U.S., Canada, Australia and Europe. Another subsidiary markets, principally in the U.S., art and craft supplies primarily to schools.

          Kensington Microware Limited, a subsidiary of ACCO, designs, develops and markets a range of computer accessories and supplies. In 1995, Silicon Sports and STATX lines of computer accessories and cleaning products were acquired.

Golf and Leisure Products

          Acushnet Company ("Acushnet") is comprised of the Titleist and Foot-Joy Worldwide Division, the Acushnet Golf Division and Cobra Golf Incorporated ("Cobra"). The Titleist and Foot-Joy Worldwide Division is a leading manufacturer and distributor of golf balls, golf shoes, golf clubs, and golf gloves. Other products include bags, carts, dress and athletic shoes as well as socks and accessories. Acushnet's leading brands are Titleist and Pinnacle golf balls, DCI and Bulls Eye golf clubs, Classics and DryJoys golf shoes and Sta-Sof and Weather-Sof golf gloves. Acushnet products are sold primarily to golf pro shops throughout the U.S. by the Titleist and Foot-Joy Worldwide sales force and to sporting goods stores and mass merchants through the Acushnet Golf Division. Sales are made in the U.K., Canada, Germany, Austria, Denmark, France, Sweden and The Netherlands through subsidiaries, in Japan through a majority-owned joint venture, in Ireland through a branch of a U.K. subsidiary and outside these areas through distributors or agents.

          Cobra is a leading manufacturer and distributor of high quality golf clubs, with emphasis on oversized graphite shafted golf clubs marketed and sold under the King Cobra brand name. Other Cobra products include specialty golf clubs, such as Baffler utility woods and a line of King Cobra Mallet and Tricep putters, golf bags, golf accessories and a line of imported men's and women's golf and resort clothing. Cobra's products are sold to on-course golf pro shops and selected off-course specialty stores throughout the U.S. by independent sales representatives. Cobra markets its products internationally through subsidiaries in the U.K., continental Europe and Japan; through exclusive licensees and distributors in Australia and Canada and outside these areas through distributors.

Other Matters

          Employees

          Registrant and its subsidiaries had, as of December 31, 1995, the following number of employees, a substantial number of whom were covered by collective bargaining agreements with various unions:
                                    11

          Registrant and subsidiaries
               excluding Gallaher:
          ---------------------------
               Distilled Spirits                            1,540
               Hardware and Home Improvement Products       8,610
               Office Products                              8,230
               Golf and Leisure Products                    3,540
               Corporate Headquarters                         200
                                                           ------
                                                           22,120
                                                           ------
          Gallaher Limited:
          ----------------
               Tobacco Products                             3,920
               Distilled Spirits                            1,010
                                                           ------
                                                            4,930
                                                           ------
               Total                                       27,050
                                                           ======

          In addition, Cobra, acquired in January 1996, had about 860 employees at December 31, 1995, none of whom were covered by collective bargaining agreements.

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

          Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 1995 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference. As is disclosed in such table, Registrant has sizable investments in, and derives substantial income from, Europe (principally the U.K.), and, therefore, changes in the value of foreign currencies (principally sterling) can have a material effect on Registrant's financial statements when translated into U.S. dollars.
                                    12

Item 2.   Properties.

          Registrant leases its principal executive offices in Old Greenwich, Connecticut. The following is a description of properties of Registrant's subsidiaries.

International Tobacco

          The principal properties of Gallaher and its subsidiaries include Gallaher's head office in Weybridge, Surrey, England, a distribution facility in Crewe, Cheshire, England, office and warehouse facilities in Northolt, Middlesex, England, a factory in Ballymena, Northern Ireland for the manufacture of cigarettes and smoking tobaccos, a factory in Hyde, England for the manufacture of cigarettes and a factory in Cardiff, Wales for the manufacture of cigars. Each of these properties is owned by Gallaher or one of its subsidiaries. The principal properties of Gallaher and its subsidiaries also include a factory in Dublin, Republic of Ireland, owned and operated by Gallaher (Dublin) Limited, for the manufacture of cigarettes and smoking tobaccos. Gallaher also has a research laboratory in the Northern Ireland factory complex. For a description of properties of a subsidiary of Gallaher, see "Distilled Spirits".

Distilled Spirits

          Beam leases its executive offices in Deerfield, Illinois. Other subsidiaries of JBB Worldwide lease offices in Burnaby, British Columbia and Gordon, New South Wales. Subsidiaries of JBB Worldwide own and operate four bottling plants, three distilleries and approximately 90 warehouses for the aging of bulk whiskies, and lease and operate 16 regional sales offices and several warehouses for the storage of promotional material, all located in the U.S., Australia and Canada. Beam also owns and operates approximately 70 U.S. bonded warehouses. Whyte & Mackay leases its head office in Glasgow, Scotland and owns and operates seven malt distilleries, one grain distillery and three blending and bottling plants in Scotland.

Hardware and Home Improvement Products

          MasterBrand leases its executive offices in Deerfield, Illinois and a subsidiary, Moen, owns its executive offices in North Olmsted, Ohio. Principal properties of subsidiaries of MasterBrand include nineteen plants, three distribution centers and one warehouse owned and operated in the U.S. A 50%-owned joint venture in Taiwan owns and operates one plant and a 60%-owned joint venture in China owns and operates one plant. In addition, subsidiaries of MasterBrand lease and operate three plants and four warehouses in the U.S. and ten distribution centers, of which seven are in the U.S. and one is in each of Canada, Japan and Mexico.

Office Products

          ACCO leases its executive offices in Deerfield, Illinois. Principal properties of subsidiaries of ACCO include seven plants owned and operated in the U.S., seven in the U.K., and one in each of France, Germany, Italy, Australia, The Netherlands, the Republic of Ireland and Mexico. In addition, subsidiaries of ACCO lease and operate thirteen facilities in the U.S., three in the U.K., four in Canada, two in Australia and one in each of France, Germany, Italy and Mexico. Of these leased facilities, (i) three in the U.S., two in the U.K., two in Canada and one
                                    13
in each of Australia and Germany, are combined manufacturing and distribution facilities, (ii) eight in the U.S., two in Canada and one in each of the U.K., Italy, Australia, France and Mexico are distribution facilities and (iii) two in the U.S. are manufacturing facilities.

Golf and Leisure Products

          Acushnet owns a combined executive office and research and development facility and a distribution center in Fairhaven, Massachusetts. In addition, it owns and operates five plants and a test facility, all located in the U.S. Acushnet also leases two warehouses, two manufacturing facilities, a test facility, a retail store, and two research and development facilities, all located in the U.S. Acushnet also leases an office in Taiwan. A subsidiary of Acushnet leases two combined sales office and warehouse facilities in Canada. Other Acushnet subsidiaries own and operate a plant and a warehouse in England, lease a sales office and warehouse in each of Germany, France and Sweden and lease a sales office in each of Austria, Denmark, The Netherlands and the Republic of Ireland. Acushnet's majority-owned joint venture in Japan leases two sales offices and a warehouse facility there. Acushnet's majority-owned joint ventures in Thailand lease and operate two plants there. Acushnet's minority-owned joint venture in China leases and operates one plant. Cobra leases a combined executive office and distribution center, a combined administrative and assembly facility, a combined warehouse and distribution center and a graphite shaft production facility all located in Carlsbad, California. Principal properties of subsidiaries of Cobra are leased and include one combined sales and distribution and assembly facility in France, one combined sales and distribution office in the U.K. and one combined sales and administrative facility in Japan.

          Registrant and its subsidiaries are of the opinion that their properties are suitable to their respective businesses and have productive capacities adequate to the needs of such businesses.

Item 3.   Legal Proceedings.

          (a) (i) Registrant's former subsidiary, The American Tobacco Company ("ATCO"), and other leading tobacco manufacturers have been sued by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use and by certain asbestos manufacturers seeking unspecified amounts in indemnity or contribution in third-party actions against all or most of the major domestic tobacco manufacturers. Although there was a jury award which was overturned on appeal against a tobacco manufacturer in one case, there has been no actual recovery of damages to date in any such action against the tobacco manufacturers. The smallest of the five major domestic cigarette manufacturers has announced a settlement of certain tobacco related claims. The other four major domestic cigarette manufacturers have continued to vigorously defend these lawsuits. Registrant has been named as a defendant in some of the cases brought against ATCO and is currently named as a defendant in four of these cases, one of which is brought by an individual alleging health ailments caused by the inhalation of environmental tobacco smoke (Dunn, described below); two of which are brought by the attorneys general of West Virginia (McGraw, described below) and Florida (State of Florida, described below), respectively, seeking unspecified compensatory and punitive damages and various forms of equitable relief, including restitution of the expenditures by the state for the cost of medical care provided by the
                                    14
state to its citizens for numerous diseases allegedly caused by cigarettes and other tobacco products; and one of which is an alleged class action on behalf of all members of the class allegedly addicted to cigarettes through the manipulation of nicotine levels (Castano, described below).

          The following sets forth the principal parties to the above-described four pending proceedings in which Registrant is currently named as a defendant, the court in which such proceedings are pending and the date such proceedings were instituted against Registrant: Castano v. The American Tobacco Company, Inc., et al., United States District Court for the Eastern District of Louisiana, March 29, 1994; Dunn v. RJR Nabisco Holdings Corporation, et al., Superior Court State of Indiana, County of Delaware, August 23, 1993; McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, State of West Virginia, November 1, 1994; and State of Florida v. The American Tobacco Company, et al., Circuit Court of Palm Beach County, State of Florida, March 5, 1995.

          Reference is made to the description of Arnold v. American Brands, Inc., et al., United States District Court for the District of Rhode Island, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995. On September 14, 1995, Registrant was dismissed by stipulation as a defendant in such case.

          Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Registrant has meritorious defenses to the above-mentioned actions and threatened actions. The actions will be vigorously contested.

          It has been reported that certain groups of attorneys, and attorneys general of various states, are interested in promoting product liability and other suits against the tobacco manufacturers. It has also been reported that other claims against the tobacco manufacturers may be made seeking damages for alleged injuries claimed to have resulted from exposure to tobacco smoking of others. It has also been reported that civil and criminal investigations of tobacco manufacturers are pending before certain prosecutorial and other authorities.

          On December 22, 1994, Registrant sold ATCO to Brown & Williamson Tobacco Corporation, a wholly-owned subsidiary of B.A.T Industries p.l.c. Brown & Williamson Tobacco Corporation and ATCO have agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

          (ii)(A) Dean v. Gallaher Limited is an action commenced in the High Court of Justice in Northern Ireland in which plaintiff seeks unspecified damages including lost income for a peripheral vascular disease called "Buerger's disease" allegedly related to cigarette smoking. In March 1988, plaintiff obtained Legal Aid to proceed up to the point of trial. He served his Writ of Summons in August 1988 and his Statement of Claim in August 1989. Plaintiff filed an Amended Statement of Claim on October 6, 1993. Gallaher subsequently filed a motion to strike from the Amended Statement of Claim a predecessor to Gallaher, Hergall (1981) Limited (In Liquidation) ("Hergall"), named as a second defendant in the action. The motion was granted on March 9, 1994. In a separate action, plaintiff served a Writ of Summons on Hergall on December 1, 1993 and a Statement of Claim against Hergall on February 22, 1994. Thereafter,
                                    15
plaintiff's lawyers also purported to re-amend the Statement of Claim against Gallaher. On March 11, 1994, Gallaher and Hergall filed applications to strike certain parts of plaintiff's Statements of Claim in both actions as irrelevant. These applications were denied by the High Court on May 31, 1994, with leave to appeal. Gallaher's and Hergall's appeal of this decision was heard in December, 1994, and refused by a unanimous panel of the Court of Appeal. Thereafter, Gallaher and Hergall filed a petition for leave to appeal with the House of Lords on March 17, 1995, which was unanimously refused by order of the Appeal Committee on May 18, 1995. On December 8, 1995, Gallaher and Hergall served their defenses in these actions. At a hearing on February 9, 1996, plaintiff consented to Gallaher's and Hergall's summons for a trial limited to the preliminary issue of whether Mr. Dean has Buerger's disease or any other form of peripheral vascular disease. At a hearing on March 8, 1996, the preliminary issue was scheduled for trial on October 14, 1996.

          (B) On January 31, 1995, the English Legal Aid Board granted limited legal aid certificates to approximately 200 claimants seeking to bring proceedings against tobacco manufacturers for the harm they have allegedly suffered through smoking cigarettes. This is the first time that English legal aid has been granted to support a significant number of claims of this type. These applications were first filed with the Newcastle Legal Aid Board in England in the summer of 1992, and were originally denied on September 2, 1992. Thereafter, applicants successfully petitioned for judicial review of that decision, and on June 24, 1994, the High Court ruled that the Legal Aid Board had applied inconsistent procedural standards in refusing applicants' legal aid, and ordered that the applications be remanded for reconsideration. The Legal Aid Board began considering the remanded applications on December 22, 1994, and announced its decision on January 31, 1995. On October 31, 1995, a group of tobacco manufacturers submitted further supplementary representations to the Legal Aid Board in opposition to claimants' request for full legal aid certification.

          (C) In Brennan v. Gallaher Limited, pending in the High Court of Justice in Northern Ireland, plaintiff, a former employee of Gallaher, seeks unspecified damages for Buerger's disease allegedly caused by "the provision of cigarettes for the plaintiff" in connection with the "employment of the plaintiff" by Gallaher. Plaintiff served her Writ of Summons in October 1990, but no Statement of Claim has been received to date. On March 22, 1994, plaintiff served a summons seeking leave to substitute Hergall as the named defendant in the action. This motion was granted on March 24, 1995. On November 28, 1995, plaintiff filed an Amended Writ of Summons naming Hergall as the proper defendant.

          (D) Havelin v. Imperial Tobacco Limited, et al., is an action commenced in the Court of Session in Scotland in which plaintiff seeks the expenses of the action and 100,000 pounds sterling (and 8% per annum interest) for Buerger's disease allegedly caused by cigarette smoking. The pursuer lodged his Summons and Condescendence on May 26, 1995. Prior to filing this action, the pursuer applied to the Scottish Legal Aid Board for legal aid to fund his claims. Gallaher submitted representations in opposition, and the pursuer's application was denied on or about June 14, 1995. Thereafter, the pursuer filed an application for review of this decision, which was refused on November 13, 1995.
                                    16

          (E) Burnett v. Gallaher Limited, pending in the Court of Session in Scotland, was commenced by service of a Summons and Condescendence on or about July 14, 1995. The pursuer seeks to recover the expenses of the action and 100,000 pounds sterling (and 8% per annum interest) for heart disease allegedly caused by cigarette smoking. The pursuer applied to the Scottish Legal Aid Board for civil legal aid to pursue this action on or about July 17, 1995. Gallaher received notification of this application on July 19, 1995, and submitted representations in opposition on July 31, 1995. This action has been stayed, on the pursuer's motion, pending review of the pursuer's legal aid application by the Scottish Legal Aid Board.

          (F) On October 9, 1995, Gallaher received a demand letter from solicitors in Strabane, Northern Ireland, acting for Mary Shiels (as the personal representative of Brian Shiels, deceased) requesting "adequate compensation" based on allegations that Mr. Shiels developed "Buerger's disease and/or premature onset arteriosclerosis" and died on October 28, 1992, from smoking cigarettes manufactured by Gallaher. Mrs. Shiels obtained a limited award of legal aid for purposes of issuing a Writ of Summons, and has made an application for full legal aid to prosecute this action. A Writ of Summons was issued on October 24, 1995, seeking damages "by reason of the negligence of the Defendants ... in and about the manufacture and supply to the deceased of cigarettes." Plaintiff must serve the Writ of Summons within twelve months. On November 17, 1995, Gallaher submitted representations in opposition to plaintiff's application for full legal aid, which is now pending consideration.

          (G) In February 1996, Gallaher received a letter from a firm of solicitors in Scotland acting on behalf of Joseph Waddell. The letter states that Mr. Waddell has instructed his solicitors to file a lawsuit against Gallaher in connection with injuries that he claims to have suffered as a result of smoking cigarettes manufactured by Gallaher. To date, Gallaher is not aware of any suit against it by Mr. Waddell.

          (H) Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Gallaher has meritorious defenses to these actions and claims, and they will be vigorously contested.

          (b) It is not possible to predict the outcome of the pending litigation, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. See the note captioned "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders of Registrant, which note is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.
                                    17

Item 4a.  Executive Officers of the Registrant.

          The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                          Present positions and offices with
                         Registrant and principal occupations
Name                          during the past five years                Age
- ----                     ------------------------------------           ---
Thomas C. Hays           Chairman of the Board and Chief Executive       60
                         Officer of Registrant since January 1995;
                         President and Chief Operating Officer of
                         Registrant prior thereto

John T. Ludes            President and Chief Operating Officer of        59
                         Registrant since January 1995; Group
                         Vice President of Registrant, President
                         and Chief Executive Officer of Acushnet
                         prior thereto

Dudley L. Bauerlein, Jr. Senior Vice President and Chief Financial       49
                         Officer of Registrant since January 1995;
                         Vice President and Treasurer of Registrant prior thereto

Gilbert L. Klemann, II   Senior Vice President and General Counsel       45
                         of Registrant since 1991; Vice President and Associate General Counsel of Registrant during 1991

Charles H. McGill        Senior Vice President -- Corporate              54
                         Development of Registrant since
                         January 1996; Vice President -- Corporate
                         Development of Registrant during 1995;
                         Corporate Vice President -- Acquisitions of The Dun & Bradstreet Corporation prior thereto

Steven C. Mendenhall     Senior Vice President and Chief                 47
                         Administrative Officer of Registrant since
                         January 1995; Vice President and Chief
                         Administrative Officer of Registrant from
                         1993 through 1994; Vice President -- Human
                         Resources of Registrant prior thereto

Robert L. Plancher       Senior Vice President and Chief Accounting      64
                         Officer of Registrant

Robert J. Rukeyser       Senior Vice President -- Corporate Affairs      53
                         of Registrant

Craig P. Omtvedt         Vice President -- Deputy Controller and         46
                         Chief Internal Auditor of Registrant since
                         January 1996; Deputy Controller and Chief
                         Internal Auditor of Registrant during 1995;
                                    18

                         Deputy Controller of Registrant from
                         1992 through 1994; Director of
                         Audit of Registrant prior thereto

          Mr. Peter M. Wilson, who has been a member of the Executive Committee of the Board of Directors of Registrant and Chairman and Chief Executive of Gallaher since February 1, 1994, is deemed to be an executive officer of Registrant for the purposes of this Item 4a. Mr. Wilson was Deputy Chairman of Gallaher and Chairman and Chief Executive of Gallaher Tobacco Limited prior thereto. His age is 54.

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

                                    PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters.

          See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 1995 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On March 18, 1996, there were 56,084 record holders of Registrant's Common Stock, par value $3.125 per share.

Item 6.   Selected Financial Data.

          See the information for 1991 through 1995 in the table captioned "Eleven-Year Consolidated Selected Financial Data" contained in the 1995 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          See the discussion and analysis under the captions "Results of Operations" and "Financial Condition" contained in the 1995 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

          See the information in the Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Cash Flows, Consolidated Statement of Common Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 1995 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 1995 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.
                                    19

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.

          See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 1, 1996, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11. Executive Compensation.

          See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 1, 1996, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          See the information in the table and notes related thereto and in the second to last paragraph under the caption "Election of Directors" and the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 1, 1996, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

          See the information in the last paragraph under the caption "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 1, 1996, which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and
               Exhibits.
                                    20

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

         Consolidated Balance Sheet as of December 31, 1995 and 1994 contained in the 1995 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Income for the years ended December 31, 1995, 1994 and 1993 contained in the 1995 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993 contained in the 1995 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993 contained in the 1995 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders of Registrant are incorporated herein by reference.

         Report of Independent Accountants contained in the 1995 Annual Report to Stockholders of Registrant is incorporated herein by reference.

(2)   Financial Statement Schedules

         See Index to Financial Statement Schedule of Registrant and subsidiaries at page F-1, which Index is incorporated herein by reference.

(3)   Exhibits

3(i). Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3a2 to the Quarterly Report on Form 10-Q of Registrant dated May 14, 1990.

3(ii)(a).Amendment to By-laws of Registrant adopted effective February 27,
         1996.

3(ii)(b).By-laws of Registrant as in effect on the date hereof.

10a1.    Article XII ("Incentive Compensation") of the By-laws of
         Registrant is incorporated herein by reference to Exhibit 3(ii)(b) hereof.*

10b1. 1986 Stock Option Plan of American Brands, Inc. and amendments thereto is incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*
                                    21

10b2. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b4. 1990 Long-Term Incentive Plan of American Brands, Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10c1.    Amended Supplemental Plan of American Brands, Inc.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement constituting Exhibits 10c2 and 10c3 hereto.*

10c5. Schedule identifying substantially identical agreements to the Trust Agreement and the Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Charles H. McGill.*

10c6. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto.*

10c7. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10c6 hereto in favor of Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*
                                    22

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Retirement Agreement, made as of January 1, 1995, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10f1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f1. Gallaher Limited Executive Incentive Plan adopted on October 20, 1994 is incorporated herein by reference to Exhibit 10g1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f2. Trust Deed dated March 24, 1983 between Gallaher Limited ("Gallaher") and Gallaher Pensions Limited, and amendments thereto, providing supplemental retirement benefits to certain executives of Gallaher are incorporated herein by reference to Exhibits 10g2 and 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989.*

10f3. Trust Deed dated June 3, 1992 further amending Exhibit 10f2 hereto is incorporated herein by reference to Exhibit 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10f4. Trust Deed dated January 24, 1994 further amending Exhibits 10f2 and 10f3 hereto is incorporated herein by reference to Exhibit 10g4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10f5. Trust Deed dated April 8, 1994 further amending Exhibits 10f2, 10f3 and 10f4 hereto.*

10g1. Jim Beam Brands Co. Senior Executive and Key Manager Incentive Plan is incorporated herein by reference to Exhibit 10m4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10g2. Jim Beam Brands Co. Amended Excess Benefit Plan is incorporated herein by reference to Exhibit 10j2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10g3. Trust Agreement, made as of December 24, 1991, among Jim Beam Brands Co. ("Beam"), Chase and Hewitt Associates, establishing a trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10g2 hereto is incorporated herein by reference to Exhibit 10m3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10g4. Amendment made as of the 17th day of November, 1993 to Trust Agreement constituting Exhibit 10g3 hereto is incorporated herein by reference to
         Exhibit 10k4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*
                                    23

10g5.    Trust Agreement, made as of the 15th day of December, 1993, among Barry
         M. Berish, Beam and Chase establishing a grantor trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10g2 hereto is incorporated herein by reference to Exhibit 10k5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10h1. Resolution of the Board of Directors of Registrant adopted on December 11, 1985 with respect to retirement and health benefits provided to William J. Alley is incorporated herein by reference to Exhibit 10e2 to the Registration Statement on Form 8-B of Registrant dated January 27, 1986.*

10i1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10j1. Service Agreement dated November 9, 1994 between Gallaher and Peter M. Wilson is incorporated herein by reference to Exhibit 10n1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson is incorporated herein by reference to Exhibit 10o2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10j3. Letter dated March 15, 1994 amending Exhibit 10j2 hereto is incorporated herein by reference to Exhibit 10o3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10k1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson.*

10k2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10l1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10l2. Amendment dated November 28, 1994 to the Agreement constituting Exhibit 10l1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*
                                    24

10l3. Schedule identifying substantially identical agreements to the Agreement and the Amendment thereto constituting Exhibits 10l1 and 10l2 hereto, respectively, entered into by Registrant with Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., and Charles H. McGill.*

10m1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement constituting Exhibits 10l1 and 10l2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10m1 hereto is incorporated herein by reference to
         Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10m1 and 10m2 hereto, respectively, in favor of Thomas C. Hays, John
         T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10n1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and Thomas C. Hays are incorporated herein by reference to Exhibit 10v1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10n2.    Amendment effective as of January 1, 1995 to the Agreement constituting
         Exhibit 10n1 hereto is incorporated herein by reference to Exhibit 10t2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10n3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10n1 and 10n2 hereto, respectively, is incorporated herein by reference to Exhibit 10t3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10o1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10o2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10o1 hereto is incorporated herein by reference to
         Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10o3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10o1 and 10o2 hereto, respectively, is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*
                                    25

10o4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10o1, 10o2 and 10o3 hereto entered into by Registrant with John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10p1. Agreement dated February 24, 1995 between Registrant and Charles H. McGill is incorporated herein by reference to Exhibit 10w1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

l0q1. Agreement dated as of February 1, 1990 between Beam and Barry M. Berish is incorporated herein by reference to Exhibit 10pp1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

l0r1. Rights Agreement dated as of December 13, 1987 between Registrant and First Chicago Trust Company of New York, as Rights Agent, and amendments thereto is incorporated herein by reference to Exhibit 10aa1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1995 Annual Report to Stockholders of Registrant.

21.      Subsidiaries of Registrant.

23(i)a.  Consent of Independent Accountants, Coopers & Lybrand L.L.P.

23(i)b.  Consent of Counsel, Chadbourne & Parke LLP.

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

          (b)  Reports on Form 8-K.

     Registrant filed a Current Report on Form 8-K, dated October 23, 1995, in respect of Registrant's press release dated October 23, 1995 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1995 (Items 5 and 7(c)).
                                    26

     Registrant filed a Current Report on Form 8-K, dated January 18, 1996, in respect of Registrant's press release dated January 17, 1996 announcing that Registrant will redeem its 7-5/8% Eurodollar Convertible Debentures Due 2001 and its 9-1/8% Debentures Due 2016 in March 1996 (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated January 22, 1996, in respect of Registrant's press release dated January 22, 1996 announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 1995 (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated January 29, 1996, announcing that Registrant's acquisition of Cobra Golf Incorporated was completed on January 29, 1996 (Items 5 and 7(c)).
                                    27

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN BRANDS, INC.
                                               (Registrant)

                                                By     Thomas C. Hays
                                                       Thomas C. Hays
                                                  Chairman of the Board and
Date:  March 29, 1996                              Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Thomas C. Hays
    Thomas C. Hays, Chairman of the Board and
    Chief Executive Officer (principal executive
    officer) and Director
    Date:   March 29, 1996

        John T. Ludes*
    John T. Ludes, President and Chief
    Operating Officer and Director
    Date:   March 29, 1996

        Dudley L. Bauerlein, Jr.
    Dudley L. Bauerlein, Jr., Senior Vice President and
    Chief Financial Officer (principal
    financial officer)
    Date:   March 29, 1996

        Robert L. Plancher
    Robert L. Plancher, Senior Vice President and
    Chief Accounting Officer (principal
    accounting officer)
    Date:   March 29, 1996
                                    28

        William J. Alley*
    William J. Alley, Director
    Date:   March 29, 1996

        Eugene R. Anderson*
    Eugene R. Anderson, Director
    Date:   March 29, 1996

        Patricia O. Ewers*
    Patricia O. Ewers, Director
    Date:   March 29, 1996

        John W. Johnstone, Jr.*
    John W. Johnstone, Jr., Director
    Date:   March 29, 1996

        Wendell J. Kelley*
    Wendell J.  Kelley, Director
    Date:   March 29, 1996

        Sidney Kirschner*
    Sidney Kirschner, Director
    Date:   March 29, 1996

        Gordon R. Lohman*
    Gordon R. Lohman, Director
    Date:   March 29, 1996

        Charles H. Pistor, Jr.*
    Charles H. Pistor, Jr., Director
    Date:   March 29, 1996

        Anne M. Tatlock*
    Anne M. Tatlock, Director
    Date:  March 29, 1996

        Peter M. Wilson*
    Peter M. Wilson, Director
    Date:   March 29, 1996

    *By        A. Robert Colby
        A. Robert Colby, Attorney-in-Fact
                                    29

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                      Pages
                                                                      -----
AMERICAN BRANDS, INC. AND SUBSIDIARIES

     Report of Independent Accountants                                 F-2

     Schedule
     --------
        II     Valuation and qualifying accounts
                 For the years ended December 31,
                 1995, 1994 and 1993                                   F-3

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of
  American Brands, Inc.:

          Our report on the consolidated financial statements of American Brands, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1995 Annual Report to Stockholders of American Brands, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

          In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York
February 1, 1996

                  AMERICAN BRANDS, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           For the Years Ended December 31, 1995, 1994 and 1993
                               (In millions)
- ---------------------------------------------------------------------------
       Col. A                 Col. B     Col. C       Col. D       Col. E
       ------                 ------     ------       ------       ------
                                        Additions
                                        ---------
                                        Charged                    Balance
                             Balance at to Costs                   at End
                             Beginning  and                        of
    Description              of Period  Expenses    Deductions     Period
- ---------------------------------------------------------------------------
1995:
  Allowance for cash
     discounts                $ 5.3       $42.8      $42.6 (1)     $ 5.5
  Allowance for
     returns                   12.6        98.3       95.3 (1)      15.6
  Allowance for
     doubtful accounts         34.1         7.2       15.2 (2)      26.1
                              -----      ------     ------         -----
                              $52.0      $148.3     $153.1         $47.2
                              =====      ======     ======         =====
1994:
  Allowance for cash
     discounts                $ 6.3      $ 93.0     $ 92.7 (1)     $ 5.3
                                                       1.3 (3)
  Allowance for
     returns                   21.9        90.9       93.2 (1)      12.6
                                                       7.0 (3)
  Allowance for
     doubtful accounts         34.3        11.3       (0.9)(4)      34.1
                                                       9.5 (2)
                                                       2.9 (3)
                              -----      ------     ------         -----
                              $62.5      $195.2     $205.7         $52.0
                              =====      ======     ======         =====
1993:
  Allowance for cash
     discounts                $ 7.9      $ 87.3    $ 88.9 (1)      $ 6.3
  Allowance for
     returns                   17.3       150.6     146.0 (1)       21.9
  Allowance for
     doubtful accounts         34.8        11.7      11.7 (2)       34.3
                                                      0.5 (4)
                              -----      ------    ------          -----
                              $60.0      $249.6    $247.1          $62.5
                              =====      ======    ======          =====

 (1) Cash discounts and returns allowed customers.
 (2) Doubtful accounts written off, net of recoveries.
 (3) Balance at disposal date of subsidiaries.
 (4) Effect of changes in foreign exchange rates.

                                 EXHIBIT INDEX

3(i). Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3a2 to the Quarterly Report on Form 10-Q of Registrant dated May 14, 1990.

3(ii)(a).Amendment to By-laws of Registrant adopted effective February 27,
         1996.

3(ii)(b).By-laws of Registrant as in effect on the date hereof.

10a1.    Article XII ("Incentive Compensation") of the By-laws of
         Registrant is incorporated herein by reference to Exhibit 3(ii)(b) hereof.*

10b1. 1986 Stock Option Plan of American Brands, Inc. and amendments thereto is incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b4. 1990 Long-Term Incentive Plan of American Brands, Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10c1.    Amended Supplemental Plan of American Brands, Inc.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement constituting Exhibits 10c2 and 10c3 hereto.*

10c5. Schedule identifying substantially identical agreements to the Trust Agreement and the Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Charles H. McGill.*

10c6. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto.*

10c7. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10c6 hereto in favor of Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Retirement Agreement, made as of January 1, 1995, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10f1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f1. Gallaher Limited Executive Incentive Plan adopted on October 20, 1994 is incorporated herein by reference to Exhibit 10g1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f2. Trust Deed dated March 24, 1983 between Gallaher Limited ("Gallaher") and Gallaher Pensions Limited, and amendments thereto, providing supplemental retirement benefits to certain executives of Gallaher are incorporated herein by reference to Exhibits 10g2 and 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989.*

10f3. Trust Deed dated June 3, 1992 further amending Exhibit 10f2 hereto is incorporated herein by reference to Exhibit 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10f4. Trust Deed dated January 24, 1994 further amending Exhibits 10f2 and 10f3 hereto is incorporated herein by reference to Exhibit 10g4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10f5. Trust Deed dated April 8, 1994 further amending Exhibits 10f2, 10f3 and 10f4 hereto.*

10g1. Jim Beam Brands Co. Senior Executive and Key Manager Incentive Plan is incorporated herein by reference to Exhibit 10m4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10g2. Jim Beam Brands Co. Amended Excess Benefit Plan is incorporated herein by reference to Exhibit 10j2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10g3. Trust Agreement, made as of December 24, 1991, among Jim Beam Brands Co. ("Beam"), Chase and Hewitt Associates, establishing a trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10g2 hereto is incorporated herein by reference to Exhibit 10m3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10g4. Amendment made as of the 17th day of November, 1993 to Trust Agreement constituting Exhibit 10g3 hereto is incorporated herein by reference to
         Exhibit 10k4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10g5.    Trust Agreement, made as of the 15th day of December, 1993, among Barry
         M. Berish, Beam and Chase establishing a grantor trust in favor of Barry M. Berish for purposes of paying amounts under the Amended Excess Benefit Plan constituting Exhibit 10g2 hereto is incorporated herein by reference to Exhibit 10k5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10h1. Resolution of the Board of Directors of Registrant adopted on December 11, 1985 with respect to retirement and health benefits provided to William J. Alley is incorporated herein by reference to Exhibit 10e2 to the Registration Statement on Form 8-B of Registrant dated January 27, 1986.*

10i1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10j1. Service Agreement dated November 9, 1994 between Gallaher and Peter M. Wilson is incorporated herein by reference to Exhibit 10n1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson is incorporated herein by reference to Exhibit 10o2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10j3. Letter dated March 15, 1994 amending Exhibit 10j2 hereto is incorporated herein by reference to Exhibit 10o3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10k1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson.*

10k2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10l1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10l2. Amendment dated November 28, 1994 to the Agreement constituting Exhibit 10l1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10l3. Schedule identifying substantially identical agreements to the Agreement and the Amendment thereto constituting Exhibits 10l1 and 10l2 hereto, respectively, entered into by Registrant with Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., and Charles H. McGill.*

10m1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement constituting Exhibits 10l1 and 10l2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10m1 hereto is incorporated herein by reference to
         Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10m1 and 10m2 hereto, respectively, in favor of Thomas C. Hays, John
         T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10n1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and Thomas C. Hays are incorporated herein by reference to Exhibit 10v1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10n2.    Amendment effective as of January 1, 1995 to the Agreement constituting
         Exhibit 10n1 hereto is incorporated herein by reference to Exhibit 10t2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10n3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10n1 and 10n2 hereto, respectively, is incorporated herein by reference to Exhibit 10t3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10o1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10o2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10o1 hereto is incorporated herein by reference to
         Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10o3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10o1 and 10o2 hereto, respectively, is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10o4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10o1, 10o2 and 10o3 hereto entered into by Registrant with John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10p1. Agreement dated February 24, 1995 between Registrant and Charles H. McGill is incorporated herein by reference to Exhibit 10w1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

l0q1. Agreement dated as of February 1, 1990 between Beam and Barry M. Berish is incorporated herein by reference to Exhibit 10pp1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1990.*

l0r1. Rights Agreement dated as of December 13, 1987 between Registrant and First Chicago Trust Company of New York, as Rights Agent, and amendments thereto is incorporated herein by reference to Exhibit 10aa1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1995 Annual Report to Stockholders of Registrant.

21.      Subsidiaries of Registrant.

23(i)a.  Consent of Independent Accountants, Coopers & Lybrand L.L.P.

23(i)b.  Consent of Counsel, Chadbourne & Parke LLP.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

27.      Financial Data Schedule (Article 5).

         * Indicates that exhibit is a management contract or compensatory plan or arrangement.