Form 10-Q
period 1996-03-31
AMERICAN BRANDS INC /DE/
filed 1996-05-14
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended March 31, 1996

                              AMERICAN BRANDS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               13-3295276
- -------------------------------                            ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         1700 East Putnam Avenue, Old Greenwich, Connecticut 06870-0811
- --------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at April 30, 1996 was 175,816,710 shares.

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
- ------   --------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     --------------------------------------
                                  (In millions)

                                            March 31,              December 31,
                                              1996                     1995
                                          ------------             ------------
                                           (Unaudited)

Assets

     Current assets
      Cash and cash equivalents            $  153.8                  $  139.9
      Accounts receivable, net              1,784.4                     984.4

      Inventories
       Leaf tobacco                           152.6                     148.1
       Bulk whiskey                           353.4                     343.7
       Other raw materials, supplies and
        work in process                       296.6                     271.6
       Finished products                      518.4                   1,076.8
                                           --------                  --------
                                            1,321.0                   1,840.2

      Other current assets                    213.4                     199.5
                                           --------                  --------
        Total current assets                3,472.6                   3,164.0

     Property, plant and equipment, net     1,128.8                   1,137.3

     Intangibles resulting from
      business acquisitions, net            3,930.3                   3,305.2

     Other assets                             418.2                     414.7
                                           --------                  --------
        Total assets                       $8,949.9                  $8,021.2
                                           ========                  ========





            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     --------------------------------------
                     (In millions, except per share amounts)

                                            March 31,             December 31,
                                              1996                    1995
                                          ------------            ------------
                                           (Unaudited)

Liabilities and stockholders' equity

  Current liabilities
   Notes payable to banks                   $ 208.6                  $ 297.4
   Commercial paper                           688.3                        -
   Accounts payable                           311.6                    301.9
   Accrued expenses and other liabilities     548.3                    571.8
   Accrued excise and other taxes           1,298.0                    826.8
   Current portion of long-term debt           62.6                    413.4
                                          ---------                ---------
    Total current liabilities               3,117.4                  2,411.3

  Long-term debt                            1,464.6                  1,154.6
  Deferred income taxes                       136.0                    127.6
  Postretirement and other liabilities        440.2                    450.5
                                          ---------                ---------
    Total liabilities                       5,158.2                  4,144.0
                                          ---------                ---------

  Stockholders' equity
   $2.67 Convertible Preferred stock -
    redeemable at Company's option            13.7                     14.1
   Common stock, par value $3.125 per
    share, 229.6 shares issued               717.4                    717.4
   Paid-in capital                            72.2                    171.6
   Foreign currency adjustments             (267.1)                  (234.6)
   Retained earnings                       4,911.8                  4,887.3
   Treasury stock, at cost                (1,756.3)                (1,678.6)
                                         ---------                ---------
    Total stockholders' equity             3,791.7                  3,877.2
                                         ---------                ---------
     Total liabilities and
       stockholders' equity              $ 8,949.9                $ 8,021.2
                                         =========                =========



            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 1996 and 1995
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                 1996                  1995
                                              ----------            ----------
Net sales                                      $2,737.9              $2,792.5

     Cost of products sold                        660.3                 826.5

     Excise taxes on products sold              1,398.9               1,277.7

     Advertising, selling, general and
       administrative expenses                    398.5                 424.2

     Amortization of intangibles                   25.3                  24.1

     Interest and related expenses                 45.4                  46.0

     Other (income) expenses, net                   2.0                  (7.1)
                                               --------              --------
Income before income taxes                        207.5                 201.1

     Income taxes                                  83.4                  84.5
                                               --------              --------
Income before extraordinary items                 124.1                 116.6

     Extraordinary items                          (10.3)                    -
                                               --------              --------
Net income                                     $  113.8              $  116.6
                                               ========              ========

Earnings per Common share
     Primary
         Income before extraordinary items         $.70                  $.60
         Extraordinary items                       (.06)                    -
                                                   ----                  ----
         Net income                                $.64                  $.60
                                                   ====                  ====
     Fully diluted
         Income before extraordinary items         $.68                  $.59
         Extraordinary items                       (.06)                    -
                                                   ----                  ----
         Net income                                $.62                  $.59
                                                   ====                  ====

Dividends paid per Common share                    $.50                  $.50
                                                   ====                  ====
Average number of Common shares outstanding
     Primary                                      177.7                 194.5
                                                  =====                 =====
     Fully diluted                                183.9                 206.6
                                                  =====                 =====

            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 1996 and 1995
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                        1996              1995
                                                     ---------         ---------
Operating activities
 Net income                                          $ 113.8            $ 116.6
 Extraordinary items                                    10.3                  -
 Depreciation and amortization                          67.8               66.7
 Increase in accounts receivable                      (784.6)            (460.8)
 Decrease in inventories                               532.2              595.7
 Decrease in accounts payable, accrued
  expenses and other liabilities                       (66.0)            (250.7)
 Increase in accrued excise and other taxes            499.9               74.8
 Other operating activities, net                       (16.7)             151.9
                                                     -------           --------
  Net cash provided from operating activities          356.7              294.2
                                                     -------           --------
Investing activities
 Additions to property, plant and equipment            (38.7)             (38.3)
 Proceeds from the disposition of operations,
  net of cash                                              -            1,166.4
 Acquisition, net of cash acquired                    (695.2)                 -
 Other investing activities, net                         9.6               (3.0)
                                                     -------           --------
  Net cash (used) provided by investing activities    (724.3)           1,125.1
                                                     -------           --------
Financing activities
 Increase (decrease) in short-term debt                602.9              (51.5)
 Issuance of long-term debt                            309.5                  -
 Repayment of long-term debt                          (351.4)             (73.6)
 Dividends to stockholders                             (89.3)             (98.7)
 Cash purchases of Common stock for treasury           (86.5)            (421.0)
 Other financing activities, net                        (3.3)               9.6
                                                     -------           --------
  Net cash provided (used) by financing activities     381.9             (635.2)
                                                     -------           --------
Effect of foreign exchange rate changes on cash         (0.4)               9.3
                                                     -------           --------
  Net increase in cash and cash equivalents             13.9              793.4

Cash and cash equivalents at beginning of period       139.9              110.1
                                                     -------           --------
Cash and cash equivalents at end of period           $ 153.8            $ 903.5
                                                     =======           ========



            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Principles of Consolidation

              The condensed consolidated balance sheet as of March 31, 1996 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

              The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1995 Annual Report on Form 10-K.

              The Company is presenting its condensed consolidated statement of income in a "single-step" format and, accordingly, certain reclassifications of prior year amounts have been made to conform to this presentation.

2.       Acquisition

              On January 24, 1996, Cobra Golf Incorporated ("Cobra") was acquired for an aggregate cost of approximately $715 million in cash, including fees and expenses. The cost exceeded the fair value of net assets acquired by approximately $650 million. Cobra's operations have been included in consolidated results from the date of acquisition. Had operations been consolidated from January 1, 1995, they would not have materially affected 1995 results.

3.       Dispositions

              The Company completed the previously announced disposition of nonstrategic businesses and product lines with the sale of U.K.-based Forbuoys (retail distribution) on July 24, 1995 and Prestige (housewares) on May 2, 1995.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.       Supplementary Profit and Loss Information

              Federal and foreign excise taxes included in net sales are as follows (in millions):
                                                       Three Months
                                                      Ended March 31,
                                                  -----------------------
                                                    1996           1995
                                                  --------       --------

             International tobacco                $1,312.7        $1,175.9
             Distilled spirits                        86.2           101.8
                                                  --------        --------
                                                  $1,398.9        $1,277.7
                                                  ========        ========

              The lower effective income tax rate for the three-month period ended March 31, 1996, as compared with the same period last year, principally resulted from lower taxes on foreign income.

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

6.       Extraordinary Items

              On March 5, 1996, the Company redeemed its $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, at a redemption price of 103.8125% of the principal amount plus accrued interest. On March 1, 1996, the Company redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest. In connection with these redemptions, the Company recorded an extraordinary items charge of $10.3 million ($15.8 million pretax), or six cents per Common share, and reduced the number of fully diluted shares outstanding by 2.8 million.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


7.       Pending Litigation

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

8.       Environmental

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



         To the Board of Directors of American Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

              We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, cash flows and Common stockholders' equity for the year then ended (not presented herein) and in our report dated February 1, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                  COOPERS & LYBRAND L.L.P.





         1301 Avenue of the Americas
         New York, New York
         May 13, 1996

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------    AND RESULTS OF OPERATIONS.
           -----------------------------------------------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------


   Results of Operations for the Three Months Ended March 31, 1996 as Compared
                    to the Three Months Ended March 31, 1995
     -----------------------------------------------------------------------
                                  Net Sales            Operating Income
                            ----------------------    -------------------
                              1996          1995       1996        1995
                            --------     ---------    --------   --------
                                              (In millions)

International tobacco      $1,682.8      $1,523.1      $149.0     $147.7
Distilled spirits             246.4         255.2        27.8       27.2
Hardware and home
 improvement products         321.3         322.3        42.8       46.0
Office products               277.6         285.5        19.7       17.3
Golf and leisure products     209.8         149.9        35.0       23.4
                           --------      --------      ------     ------
                            2,737.9       2,536.0       274.3      261.6
Businesses disposed               -         256.5           -        0.6
                           --------      --------      ------     ------
                           $2,737.9      $2,792.5      $274.3     $262.2
                           ========      ========      ======     ======


CONSOLIDATED
- ------------

Net sales, excluding businesses disposed in 1995, rose 8% to $2.7 billion on price increases (including international tobacco excise tax increases), new products, the inclusion of Cobra, and line extensions, partly offset by unfavorable effects of lower average foreign exchange rates. Last year, the businesses disposed generated substantial sales but virtually no operating income. (See note 3 in the Notes to Condensed Consolidated Financial Statements.) Including the businesses disposed, net sales declined 2%. Operating income was up 5%, mainly due to the Cobra acquisition as well as the higher sales. Excluding the unfavorable effects of lower average foreign exchange rates of $60.9 million and $5.7 million and businesses disposed, net sales and operating income would have been up 10% and 7%, respectively.

The unfavorable change in other (income) expenses, net, reflected interest income in the first quarter of 1995 from investment of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business.

The effective income tax rate decreased to 40.2% in the first quarter of 1996, as compared with 42% for the same period last year, principally due to lower taxes on foreign income.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Concluded)
- ------------

Income before extraordinary items of $124.1 million, or 70 cents per Common share, for the three months ended March 31, 1996 compared with $116.6 million, or 60 cents per share for the same period last year. Lower average Common shares outstanding in 1996 benefited primary and fully diluted E.P.S. by six cents and eight cents, respectively.

The extraordinary items resulted from a charge of $10.3 million ($15.8 million pretax) in connection with the redemption in March 1996 of the Company's $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001 and its $150 million 9-1/8% Debentures, Due 2016. (See note 6 in the Notes to Condensed Consolidated Financial Statements.)

Net income of $113.8 million, or 64 cents per Common share, for the three months ended March 31, 1996, compared with $116.6 million, or 60 cents per share, for the same period last year.

In the first quarter of 1996, two million shares of the Company's Common stock were repurchased. Depending on investment needs and opportunities as well as market conditions, the Company will also consider further share repurchases.

A significant proportion of the Company's income is derived from foreign sources, primarily the United Kingdom. As a result, changes in the value of foreign currencies, principally sterling, can have a significant effect on dollar results.

See notes 7 and 8 in the Notes to Condensed Consolidated Financial Statements for discussion of pending litigation and environmental matters.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


International Tobacco
- ---------------------

Net sales in sterling were up 14%, principally on U.K. volume gains (9% cigarette and 2.5% cigar increases) and price increases (principally higher U.K. tobacco taxes). Gallaher's worldwide cigarette unit sales were up 8.7%. Operating income in sterling increased 5% on higher sales, partly offset by increased advertising costs, principally introductory costs of Sovereign in the low-price sector and higher Benson and Hedges media support. In dollars, net sales and operating income increased 10% and 1%, respectively, reflecting translation at lower average foreign exchange rates.

Gallaher maintained its position as the number one tobacco company in the U.K. Its estimated share of cigarette sales to consumers was 38.8%, as compared with 39.5% for last year's first quarter. Consumer demand is estimated to have declined in the range of 2% as compared with a decline of 2.5% in last year's first quarter. The U.K. cigarette industry volume is estimated to have increased 11.4%. Changes in the trade buying patterns related to the U.K. Budget announcements at the end of 1994 and 1995 caused distortions in the comparison between the first quarter of 1995 and 1996, which benefited the first quarter of 1996.


Distilled Spirits
- -----------------

Net sales decreased 3% on lower domestic shipments, lower average foreign exchange rates and lower overall prices in international markets, partly offset by the benefits of After Shock (introduced in April 1995) and domestic price increases. Operating income increased 2% on improved gross margin (principally due to After Shock and domestic price increases), partly offset by lower net sales and increased marketing expenses.


Hardware and Home Improvement Products
- --------------------------------------

Net sales decreased slightly on volume declines, partly offset by price increases and new products. The volume declines partly reflect the severe weather conditions in the northeastern U.S. which impacted both retail sales and new construction and remodeling. All companies in the group, except Master Lock, reported lower sales. Operating income was down 7%, principally on Moen's lower U.S. operations due to decreased sales and increased raw material costs, partly offset by lower marketing costs.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Office Products
- ---------------

Net sales decreased 3% on volume declines, the absence of the office furniture operations sold in 1995 and lower average foreign exchange rates, partly offset by new products and price increases. Operating income increased 14%, with lower operating expenses and improved gross margin contributing to the increase, partly offset by a decline in sales.


Golf and Leisure Products
- -------------------------

Record net sales were up 40% on inclusion of Cobra, acquired January 24, 1996 and increased volume in all product lines, reflecting benefits from line extensions and new products. Record operating income increased 49% on the inclusion of Cobra and sales gains, partly offset by higher operating expenses, principally increased marketing expenses to support new products and meet competitive activity.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided from operating activities of $356.7 million for the quarter ended March 31, 1996, increased $62.5 million, exceeding the funds required for capital expenditures and dividends by $228.7 million. The increase was largely attributable to changes in accrued taxes, partly offset by fluctuations in accounts receivable and inventories.

Net cash used by investing activities for the quarter ended March 31, 1996 was $724.3 million as compared with net cash provided of $1,125.1 million in the first quarter of 1995, reflecting this year's acquisition of Cobra and last year's proceeds from the sale of the Franklin life insurance business.

Net cash provided by financing activities for the quarter ended March 31, 1996 was $381.9 million compared with net cash used of $635.2 million in 1995, reflecting this year's short-term borrowings and lower repurchases of Common stock for treasury. The Company repurchased 2 million shares during the first quarter of 1996 as compared with over 11.5 million shares in the first quarter of 1995.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Concluded)
- -------------------------------

Total debt at March 31, 1996 aggregated $2.4 billion, an increase of $558.7 million from December 31, 1995, primarily reflecting the increase in commercial paper borrowings, principally due to the acquisition of Cobra. The ratio of total debt to total capital increased from 32.5% at December 31, 1995 to 39% at March 31, 1996.

On March 5, 1996, the Company redeemed its $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, at a redemption price of 103.8125% of the principal amount plus accrued interest. On March 1, 1996, the Company redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest.

Management believes that the Company's internally generated funds, together with its access to global credit markets, are more than adequate to meet the Company's capital needs.


CAUTIONARY STATEMENT
- --------------------

This Quarterly Report on Form 10-Q contains statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to international tobacco and distilled spirits, regulatory developments, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

                                                     Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                   1996                   1995
                                                  ------                 ------
Income before extraordinary items                 $124.1                 $116.6

Preferred stock dividend requirements               (0.3)                  (0.3)
                                                  ------                 ------
Income available for computing earnings
 per Common share - primary                        123.8                  116.3

Extraordinary items                                (10.3)                     -
                                                  ------                 ------
Net income for computing earnings
 per Common share - primary                       $113.5                 $116.3
                                                  ======                 ======


Income available for computing earnings
 per Common share - primary                       $123.8                 $116.3

Convertible preferred stock dividend requirements    0.3                    0.3

Interest and related expenses on convertible
 debentures                                          1.7                    5.4
                                                  ------                 ------
Income available for computing earnings
 per Common share - fully diluted                  125.8                  122.0

Extraordinary items                                (10.3)                     -
                                                  ------                 ------
Net income for computing earnings per Common
 share - fully diluted                            $115.5                 $122.0
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

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                     1996                 1995
                                                    -----                 -----
Weighted average number of Common shares
 outstanding during each period - primary           177.7                 194.5

Addition from assumed conversion as of the
 beginning of each period of the convertible
 preferred stock outstanding at the end of
 each period                                          1.9                   2.1

Addition from assumed conversion of
 convertible debentures                               0.9                   9.3

Other additions                                       3.4                   0.7
                                                    -----                 -----
Weighted average number of Common shares
 outstanding during each period on a
 fully diluted basis                                183.9                 206.6
                                                    =====                 =====


Earnings per Common share
 Primary
  Income before extraordinary items                 $.70                  $.60

  Extraordinary items                               (.06)                    -
                                                    ----                  ----
  Net income                                         .64                  $.60
                                                    ====                  ====
 Fully diluted
  Income before extraordinary items                 $.68                  $.59

  Extraordinary items                               (.06)                    -
                                                    ----                  ----
  Net income                                        $.62                  $.59
                                                    ====                  ====

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
- ------   -----------------

     (a) Reference is made to paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Norton v. RJR Nabisco Holdings Corporations, et al., Superior Court of Madison County, State of Indiana, May 3, 1996. Norton is an alleged class action on behalf of all members of the class allegedly addicted to cigarettes through the manipulation of nicotine levels. In connection with the sale of Registrant's former subsidiary, The American Tobacco Company ("ATCO"), to Brown & Williamson Tobacco Corporation ("Brown & Williamson") on December 22, 1994, Brown & Williamson and ATCO agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Registrant has meritorious defenses to these actions and threatened actions. The actions will be vigorously contested.

     (b) It is not possible to predict the outcome of the pending litigation referenced in paragraph (a) above, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. Reference is made to note 7, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------   --------------------------------

         (a)      Exhibits.
                  --------

                  12. Statement re computation of ratio of earnings to fixed charges.

                  15.  Letter from Coopers & Lybrand L.L.P. dated
                       May 13, 1996 re unaudited financial information.

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

              Registrant filed a Current Report on Form 8-K, dated April 22, 1996, in respect of Registrant's press release dated April 22, 1996 announcing Registrant's financial results for the three-month period ended March 31, 1996 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               AMERICAN BRANDS, INC.
                                               ---------------------
                                                   (Registrant)








Date:  May 13, 1996                            By   /s/ R. L. Plancher
       ------------                              -------------------------
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

 15.        Letter from Coopers & Lybrand L.L.P. dated
            May 13, 1996 re unaudited financial information.

 23.        Consent of Counsel, Chadbourne & Parke LLP.

 27.        Financial Data Schedule (Article 5).