Form 10-Q
period 1996-06-30
AMERICAN BRANDS INC /DE/
filed 1996-08-09
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                         Commission file number 1-9076
ended June 30, 1996

                              AMERICAN BRANDS, INC.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              13-3295276
- -------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      1700 East Putnam Avenue, Old Greenwich, Connecticut   06870-0811
   ---------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (203) 698-5000

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at July 31, 1996 was 170,527,392 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
- ------   --------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     --------------------------------------
                                  (In millions)

                                            June 30,               December 31,
                                              1996                     1995
                                          ------------             ------------
                                           (Unaudited)

Assets

     Current assets
      Cash and cash equivalents            $  114.4                  $  139.9
      Accounts receivable, net              1,470.0                     984.4

      Inventories
       Leaf tobacco                           177.8                     148.1
       Bulk whiskey                           359.1                     343.7
       Other raw materials, supplies and
        work in process                       303.4                     271.6
       Finished products                      498.2                   1,076.8
                                           --------                  --------
                                            1,338.5                   1,840.2

      Other current assets                    235.9                     199.5
                                           --------                  --------
        Total current assets                3,158.8                   3,164.0

     Property, plant and equipment, net     1,138.3                   1,137.3

     Intangibles resulting from
      business acquisitions, net            3,910.6                   3,305.2

     Other assets                             434.4                     414.7
                                           --------                  --------
        Total assets                       $8,642.1                  $8,021.2
                                           ========                  ========











            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     --------------------------------------
                     (In millions, except per share amounts)

                                                June 30,           December 31,
                                                  1996                 1995
                                              ------------         ------------
                                               (Unaudited)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                     $ 75.4              $ 297.4
       Commercial paper                            758.6                    -
       Accounts payable                            282.2                301.9
       Accrued expenses and other liabilities      570.5                571.8
       Accrued excise and other taxes            1,208.6                826.8
       Current portion of long-term debt            62.4                413.4
                                               ---------            ---------
         Total current liabilities               2,957.7              2,411.3

     Long-term debt                              1,465.4              1,154.6
     Deferred income taxes                         138.2                127.6
     Postretirement and other liabilities          441.6                450.5
                                               ---------            ---------
         Total liabilities                       5,002.9              4,144.0
                                               ---------            ---------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option             13.5                  14.1
       Common stock, par value $3.125 per
        share, 229.6 shares issued                 717.4                717.4
       Paid-in capital                             171.0                171.6
       Foreign currency adjustments               (247.2)              (234.6)
       Retained earnings                         4,945.8              4,887.3
       Treasury stock, at cost                  (1,961.3)            (1,678.6)
                                               ---------            ---------
         Total stockholders' equity              3,639.2              3,877.2
                                               ---------            ---------
           Total liabilities and
             stockholders' equity              $ 8,642.1            $ 8,021.2
                                               =========            =========











            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 for the Six Months Ended June 30, 1996 and 1995
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                 1996                  1995
                                              ----------            ----------
Net sales                                      $5,223.9              $5,387.2

     Cost of products sold                      1,375.2               1,605.0

     Excise taxes on products sold              2,502.3               2,417.0

     Advertising, selling, general and
       administrative expenses                    807.6                 858.7

     Amortization of intangibles                   53.4                  48.2

     Interest and related expenses                 90.0                  86.1

     Other (income) expenses, net                  (3.3)                (16.0)
                                               --------              --------
Income before income taxes                        398.7                 388.2

     Income taxes                                 152.6                 152.5
                                               --------              --------
Income before extraordinary items                 246.1                 235.7

     Extraordinary items                          (10.3)                 (2.7)
                                               --------              --------
Net income                                     $  235.8              $  233.0
                                               ========              ========

Earnings per Common share
     Primary
         Income before extraordinary items        $1.39                 $1.23
         Extraordinary items                       (.06)                 (.01)
                                                  -----                 -----
         Net income                               $1.33                 $1.22
                                                  =====                 =====
     Fully diluted
         Income before extraordinary items        $1.36                 $1.21
         Extraordinary items                       (.06)                 (.01)
                                                  -----                 -----
         Net income                               $1.30                 $1.20
                                                  =====                 =====

Dividends paid per Common share                   $1.00                 $1.00
                                                  =====                 =====
Average number of Common shares outstanding
     Primary                                      176.3                 191.3
                                                  =====                 =====
     Fully diluted                                182.4                 201.1
                                                  =====                 =====

            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Three Months Ended June 30, 1996 and 1995
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                1996                 1995
                                             ----------           ----------
Net sales                                     $2,486.0              $2,594.7

     Cost of products sold                       714.9                 778.5

     Excise taxes on products sold             1,103.4               1,139.3

     Advertising, selling, general and
       administrative expenses                   409.1                 434.5

     Amortization of intangibles                  28.1                  24.1

     Interest and related expenses                44.6                  40.1

     Other (income) expenses, net                 (5.3)                 (8.9)
                                              --------              --------
Income before income taxes                       191.2                 187.1

     Income taxes                                 69.2                  68.0
                                              --------              --------
Income before extraordinary items                122.0                 119.1

     Extraordinary items                             -                  (2.7)
                                              --------              --------
Net income                                    $  122.0              $  116.4
                                              ========              ========

Earnings per Common share
     Primary
         Income before extraordinary items       $.69                   $.63
         Extraordinary items                        -                   (.01)
                                                 ----                   ----
         Net income                              $.69                   $.62
                                                 ====                   ====
     Fully diluted
         Income before extraordinary items       $.68                   $.62
         Extraordinary items                        -                   (.01)
                                                 ----                   ----
         Net income                              $.68                   $.61
                                                 ====                   ====

Dividends paid per Common share                  $.50                   $.50
                                                 ====                   ====
Average number of Common shares outstanding
     Primary                                    174.9                  188.0
                                                =====                  =====
     Fully diluted                              178.9                  195.6
                                                =====                  =====

            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the Six Months Ended June 30, 1996 and 1995
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                             1996       1995
                                                          ---------  ---------
Operating activities
   Net income                                              $ 235.8    $ 233.0
   Extraordinary items                                        10.3        2.7
   Depreciation and amortization                             136.3      131.3
   Increase in accounts receivable                          (457.0)    (295.3)
   Decrease in inventories                                   523.8      621.1
   Decrease in accounts payable, accrued
     expenses and other liabilities                         (101.0)    (213.0)
   Increase in accrued excise and other taxes                379.6       13.2
   Other operating activities, net                           (24.2)      98.1
                                                           -------   --------
     Net cash provided from operating activities             703.6      591.1
                                                           -------   --------
Investing activities
   Additions to property, plant and equipment                (84.4)     (86.5)
   Proceeds from the disposition of operations,
     net of cash                                                 -    1,173.2
   Acquisition, net of cash acquired                        (695.2)         -
   Other investing activities, net                             5.3       (8.6)
                                                           -------   --------
     Net cash (used) provided by investing activities       (774.3)   1,078.1
                                                           -------   --------
Financing activities
   Increase (decrease) in short-term debt                    540.4      (81.3)
   Issuance of long-term debt                                311.4        3.1
   Repayment of long-term debt                              (353.5)    (291.7)
   Dividends to stockholders                                (177.3)    (193.4)
   Cash purchases of Common stock for treasury              (282.3)    (598.0)
   Other financing activities, net                             1.1       13.0
                                                           -------   --------
     Net cash provided (used) by financing activities         39.8   (1,148.3)
                                                           -------   --------
Effect of foreign exchange rate changes on cash                5.4        3.9
                                                           -------   --------
     Net (decrease) increase in cash and cash equivalents    (25.5)     524.8

Cash and cash equivalents at beginning of period             139.9      110.1
                                                           -------   --------
Cash and cash equivalents at end of period                 $ 114.4    $ 634.9
                                                           =======   ========







            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Principles of Consolidation

              The condensed consolidated balance sheet as of June 30, 1996, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

              The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1995 Annual Report on Form 10-K.

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.       Supplementary Profit and Loss Information

              Federal and foreign excise taxes included in net sales are as follows (in millions):

                                   Six Months               Three Months
                                 Ended June 30,            Ended June 30,
                               --------------------     ---------------------
                                 1996        1995         1996         1995
                               --------    --------     --------     --------

       International tobacco   $2,300.0    $2,197.6     $  987.3     $1,021.7
       Distilled spirits          202.3       219.4        116.1        117.6
                               --------    --------     --------     --------
                               $2,502.3    $2,417.0     $1,103.4     $1,139.3
                               ========    ========     ========     ========


              The effective income tax rate of 38.3% in the first half of 1996, as compared with 39.3% for the same period last year, decreased principally due to lower taxes on foreign income.

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

6.       Extraordinary Items

              On March 5, 1996, the Company redeemed its $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, at a redemption price of 103.8125% of the principal amount plus accrued interest. On March 1, 1996, the Company redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest. In connection with the redemptions, the Company recorded a charge of $10.3 million ($15.8 million pretax), or six cents per Common share, and reduced the number of fully diluted shares outstanding by 2.8 million.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


6.       Extraordinary Items  (Concluded)

              On April 11, 1995, holders of $199.5 million of the $200 million 5-3/4% Eurodollar Convertible Debentures, Due 2005, exercised their right to "put" their Debentures at a price of 114.74% plus accrued interest. This resulted in a total payment by the Company of $240.4 million, including premium and accrued interest. In connection with this exercise, the Company recorded a charge of $2.7 million ($4.1 million pretax), or one cent per Common share, and reduced the number of fully diluted shares outstanding by 5.1 million.

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

                           REPORT OF INDEPENDENT ACCOUNTANTS
                           ---------------------------------



         To the Board of Directors of American Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of June 30, 1996, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




                                                COOPERS & LYBRAND L.L.P.



         1301 Avenue of the Americas
         New York, New York
         August 8, 1996

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------      AND RESULTS OF OPERATIONS
            -----------------------------------------------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

    Results of Operations for the Six Months Ended June 30, 1996 as Compared
                      to the Six Months Ended June 30, 1995
    ------------------------------------------------------------------------
                                   Net Sales               Operating Income*
                             ----------------------       -------------------
                               1996         1995            1996       1995
                             --------     ---------       -------   ---------
                                                 (In millions)

International tobacco        $2,961.1     $2,857.1         $250.6     $248.1
Distilled spirits               583.5        570.5           74.8       75.0
Hardware and home
 improvement products           656.7        634.5           86.2       88.0
Office products                 549.0        544.5           30.2       25.9
Golf and leisure products       473.6        342.3           87.1       60.2
                             --------     --------         ------     ------
                              5,223.9      4,948.9          528.9      497.2
Businesses disposed                 -        438.3              -        3.3
                             --------     --------         ------     ------
                             $5,223.9     $5,387.2         $528.9     $500.5
                             ========     ========         ======     ======

* Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.


CONSOLIDATED
- ------------

Net sales, excluding businesses disposed in 1995, rose 6% to $5.2 billion on price increases (primarily international tobacco excise tax increases), new products, the inclusion of Cobra and line extensions, partly offset by unfavorable effects of lower average foreign exchange rates and volume declines. Operating income was up 6%, mainly due to the Cobra acquisition as well as the higher sales. Excluding the unfavorable effects of lower average foreign exchange rates ($126.9 million and $9.7 million on sales and operating income, respectively) and businesses disposed, both sales and operating income would have been up 8%.

The unfavorable change in other (income) expenses, net, reflected interest income in the first half of 1995 from investment of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business.

The effective income tax rate of 38.3% in the first half of 1996, as compared with 39.3% for the same period last year, decreased principally due to lower taxes on foreign income.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Concluded)
- ------------

Income before extraordinary items of $246.1 million, or $1.39 per Common share, for the six months ended June 30, 1996 compared with $235.7 million, or $1.23 per share for the same period last year. Lower average Common shares outstanding in 1996 benefited primary and fully diluted E.P.S. by 11 cents and 13 cents, respectively.

The extraordinary items resulted from a charge this year of $10.3 million ($15.8 million pretax) in connection with the redemption of the Company's $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, and its $150 million 9-1/8% Debentures, Due 2016. Last year's extraordinary item resulted from a charge of $2.7 million ($4.1 million pretax) for the extinguishment of debt resulting from holders of the Company's 5-3/4% Eurodollar Convertible Debentures, Due 2005, exercising their right to "put" the debentures. (See note 6 in the Notes to Condensed Consolidated Financial Statements.)

Net income of $235.8 million, or $1.33 per Common share, for the six months ended June 30, 1996, compared with $233 million, or $1.22 per share, for the same period last year.

Of the ten million share purchase authorization adopted by the Board of Directors, 6.8 million shares of the Company's Common stock were repurchased in the first half of 1996. Subject to market conditions, the Company intends to complete the share repurchases under the authorization this year. Earnings per Common share in 1996 will continue to benefit from the Company's repurchase of its Common stock.

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


International Tobacco
- ---------------------

Net sales in sterling were up 8% on price increases (primarily higher U.K. tobacco taxes) and a 1.9% increase in U.K. cigarette unit sales. Export unit sales were about flat for the six months, with a 12% gain in continental Europe offset by a decline in shipments to the former Soviet Union. Gallaher's worldwide cigarette unit sales were up 1.7%. Operating income in sterling increased 5% on higher sales, partly offset by higher operating expenses (principally Sovereign introductory costs). In dollars, net sales and operating income increased 4% and 1%, respectively, reflecting translation at lower average foreign exchange rates.

Gallaher's estimated share of cigarette sales to consumers was 39%, as compared with 39.5% for last year's comparable six month period. Consumer demand is estimated to have declined in the range of 2% as compared with a decline of 2.5% in last year's first half. The U.K. cigarette industry unit sales to the trade are estimated to have increased 7.7%. Changes in the trade buying patterns related to the U.K. budget announcements at the end of 1994 and 1995 caused distortions in the comparison between the first half of 1995 and 1996, which benefited the first half of 1996.


Distilled Spirits
- -----------------

Net sales increased 2% on the inclusion of one additional month's results for Whyte & Mackay (change to a calendar year end), price increases and new products, partly offset by lower volumes (principally lower U.S. shipments) and lower average foreign exchange rates. Operating income decreased slightly as the higher sales were more than offset by higher operating expenses (principally marketing expenditures).


Hardware and Home Improvement Products
- --------------------------------------

Net sales increased 3% on price increases, new products and line extensions, partly offset by volume declines. Operating income was down 2% on increased operating expenses (including an unfavorable comparison to the prior year's reversal of reserves related to a joint venture), increased raw material costs and unfavorable product mix, mostly offset by increased sales.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Office Products
- ---------------

Net sales, excluding the office furniture operations sold in 1995, increased 5% on new products and price increases, partly offset by volume declines and lower average foreign exchange rates. Operating income increased 17% reflecting the sales increase and improved gross margin, partly offset by a slight increase in operating expenses.


Golf and Leisure Products
- -------------------------

Record net sales were up 38% on inclusion of Cobra, acquired January 24, 1996, and increased volume in all product lines, reflecting benefits from line extensions and new products. Record operating income increased 45% on the inclusion of Cobra and sales gains, partly offset by higher operating expenses (principally increased marketing expenses to support new products and meet competitive activity).


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided from operating activities of $703.6 million for the six months ended June 30, 1996, exceeded the funds required for capital expenditures and dividends by $441.9 million. Compared to the six month period last year, net cash provided from operating activities increased $112.5 million. The increase was largely attributable to changes in accrued taxes and last year's payment of $29.4 million related to the "put" exercise premium on the 5-3/4% Eurodollar Convertible Debentures, partly offset by fluctuations in accounts receivable and inventories.

Net cash used by investing activities for the six months ended June 30, 1996 was $774.3 million, as compared with net cash provided of $1,078.1 million in the first half of 1995, reflecting this year's acquisition of Cobra and last year's proceeds from the sale of the Franklin life insurance business.

Net cash provided by financing activities for the six months ended June 30, 1996 was $39.8 million, as compared with net cash used of $1,148.3 million in 1995, reflecting this year's borrowings and lower repurchases of Common stock for treasury. The Company's repurchases amounted to $282.3 million during the first six months of 1996 as compared with $598 million in the first half of 1995.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Concluded)
- -------------------------------

The changes in accounts receivable and inventories from December 31, 1995 to June 30, 1996, were primarily attributable to international tobacco. Generally, these balances are significantly affected at December 31 as a result of buying patterns associated with the annual U.K. budget.

Total debt at June 30, 1996 aggregated $2.4 billion, an increase of $496.4 million from December 31, 1995, primarily reflecting the increase in commercial paper borrowings, principally due to the acquisition of Cobra. The ratio of total debt to total capital increased from 32.5% at December 31, 1995 to 39.4% at June 30, 1996.

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
          -------------------------------------------------------------

   Results of Operations for the Three Months Ended June 30, 1996 as Compared
                     to the Three Months Ended June 30, 1995
   --------------------------------------------------------------------------

                                     Net Sales             Operating Income
                               ----------------------    ---------------------
                                 1996         1995         1996        1995
                               --------     ---------    --------    ---------
                                                (In millions)

International tobacco          $1,278.3     $1,334.0      $101.6       $100.4
Distilled spirits                 337.1        315.3        47.0         47.8
Hardware and home
 improvement products             335.4        312.2        43.4         42.0
Office products                   271.4        259.0        10.5          8.6
Golf and leisure products         263.8        192.4        52.1         36.8
                               --------     --------      ------       ------
                                2,486.0      2,412.9       254.6        235.6
Businesses disposed                   -        181.8           -          2.7
                               --------     --------      ------       ------
                               $2,486.0     $2,594.7      $254.6       $238.3
                               ========     ========      ======       ======

CONSOLIDATED
- ------------

Net sales, excluding businesses disposed in 1995, rose 3% to $2.5 billion on price increases (primarily international tobacco excise tax increases), new products, the inclusion of Cobra and line extensions, partly offset by volume declines and the unfavorable effects of lower average foreign exchange rates. Operating income was up 7%, mainly due to the Cobra acquisition as well as the higher sales. Excluding the unfavorable effects of lower average foreign exchange rates ($66 million and $4 million on sales and operating income, respectively) and businesses disposed, sales and operating income would have been up 6% and 10%, respectively.

The unfavorable change in other (income) expenses, net, reflected interest income in the second quarter of 1995 from investment of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business.

Income before extraordinary items of $122 million, or 69 cents per Common share, for the three months ended June 30, 1996 compared with $119.1 million, or 63 cents per share for the same period last year. Lower average Common shares outstanding in 1996 benefited primary and fully diluted E.P.S. by five cents each.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Concluded)
- ------------

Last year's extraordinary item reflected a charge of $2.7 million ($4.1 million pretax) for the extinguishment of debt, resulting from holders of the Company's 5-3/4% Eurodollar Convertible Debentures, Due 2005, exercising their right to "put" the debentures. (See note 6 in the Notes to Condensed Consolidated Financial Statements.)

Net income of $122 million, or 69 cents per Common share, for the three months ended June 30, 1996, compared with $116.4 million, or 62 cents per share, for the same period last year.


International Tobacco
- ---------------------

Net sales in sterling were up slightly, principally on price increases resulting from higher U.K. tobacco taxes and a manufacturers' price increase in April 1996. The effect of the price increases was offset by a 6.9% decrease in U.K. cigarette unit sales (reflecting a change in trade buying patterns in response to the manufacturers' price increase) and a 6.3% decrease in export unit sales (reflecting lower shipments to the former Soviet Union). Worldwide cigarette unit sales were down 5.6%. Operating income in sterling increased 5% on lower operating expenses (principally legal). In dollars, net sales decreased 4% and operating income increased 1%, reflecting translation at lower average foreign exchange rates.


Distilled Spirits
- -----------------

Net sales increased 7% on the inclusion of one additional month's results for Whyte & Mackay, price increases and new products, partly offset by lower volumes (principally lower U.S. shipments) and lower average foreign exchange rates. Operating income declined 2% as increased operating expenses (principally marketing) and lower gross margin more than offset the sales increase.


Hardware and Home Improvement Products
- --------------------------------------

Record net sales increased 7% on price increases, line extensions, new products and volume gains. Operating income was up 3% on the sales increase, partly offset by increased operating expenses which included an unfavorable comparison to the prior year's reversal of reserves related to a joint venture.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------


Office Products
- ---------------

Net sales, excluding the office furniture operations sold in 1995, increased 9% on new products and price increases, partly offset by lower average foreign exchange rates. Operating income increased 22% reflecting the sales increase and improved gross margin, partly offset by increased operating expenses.


Golf and Leisure Products
- -------------------------

Record net sales were up 37% on inclusion of Cobra and increased volume in all product lines except golf balls, reflecting benefits from line extensions and new products. Record operating income increased 42% on the inclusion of Cobra and sales gains, partly offset by higher operating expenses (principally increased marketing expenses to support new products and meet competitive activity).


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

                                                       Six Months Ended
                                                            June 30,
                                                     ------------------------
                                                       1996            1995
                                                     --------        --------
Income before extraordinary items                     $246.1          $235.7

Preferred stock dividend requirements                   (0.6)           (0.7)
                                                      ------          ------
Income available for computing earnings
 per Common share - primary                            245.5           235.0

Extraordinary items                                    (10.3)           (2.7)
                                                      ------          ------
Net income for computing earnings
   per Common share - primary                         $235.2          $232.3
                                                      ======          ======


Income available for computing earnings
 per Common share - primary                           $245.5          $235.0

Convertible preferred stock dividend requirements        0.6             0.7

Interest and related expenses on convertible
   debentures                                            2.0             8.1
                                                      ------          ------
Income available for computing earnings
 per Common share - fully diluted                      248.1           243.8

Extraordinary items                                    (10.3)           (2.7)
                                                      ------          ------
Net income for computing earnings per Common
   share - fully diluted                              $237.8          $241.1
                                                      ======          ======

                                                  ------------------------------


                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)

                                                        Six Months Ended
                                                             June 30,
                                                     -----------------------
                                                       1996           1995
                                                     -------         -------
Weighted average number of Common shares
   outstanding during each period - primary           176.3           191.3

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                          1.8             2.0

Addition from assumed conversion of
   convertible debentures                               0.8             3.9

Other additions                                         3.5             3.9
                                                      -----           -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                182.4           201.1
                                                      =====           =====


Earnings per Common share
   Primary
     Income before extraordinary items               $1.39            $1.23

     Extraordinary items                              (.06)            (.01)
                                                     -----            -----
     Net income                                      $1.33            $1.22
                                                     =====            =====
   Fully diluted
     Income before extraordinary items               $1.36            $1.21

     Extraordinary items                              (.06)            (.01)
                                                     -----            -----
     Net income                                      $1.30            $1.20
                                                     =====            =====

                                                  ------------------------------


                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                  Computation of Net Income Per Common Share -
                      Primary and Fully Diluted (Unaudited)
                  --------------------------------------------
                                  (In millions)

                                                       Three Months Ended
                                                            June 30,
                                                    ------------------------
                                                      1996           1995
                                                    --------       --------
Income before extraordinary items                    $122.0         $119.1

Preferred stock dividend requirements                  (0.3)          (0.4)
                                                     ------         ------
Income available for computing earnings
 per Common share - primary                           121.7          118.7

Extraordinary items                                       -           (2.7)
                                                     ------         ------
Net income for computing earnings
   per Common share - primary                        $121.7         $116.0
                                                     ======         ======


Income available for computing earnings
 per Common share - primary                          $121.7         $118.7

Convertible preferred stock dividend requirements       0.3            0.4

Interest and related expenses on convertible
   debentures                                           0.3            2.7
                                                     ------         ------
Income available for computing earnings
 per Common share - fully diluted                     122.3          121.8

Extraordinary items                                       -           (2.7)
                                                     ------         ------
Net income for computing earnings per Common
   share - fully diluted                             $122.3         $119.1
                                                     ======         ======

                                                  PART I - EXHIBIT A (Concluded)
                                                  ------------------------------


                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)

                                                        Three Months Ended
                                                             June 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------
Weighted average number of Common shares
   outstanding during each period - primary            174.9          188.0

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                           1.8            2.0

Addition from assumed conversion of
   convertible debentures                                0.8            3.9

Other additions                                          1.4            1.7
                                                       -----          -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                 178.9          195.6
                                                       =====          =====


Earnings per Common share
   Primary
     Income before extraordinary items                 $.69            $.63

     Extraordinary items                                  -            (.01)
                                                       ----            ----
     Net income                                        $.69            $.62
                                                       ====            ====
   Fully diluted
     Income before extraordinary items                 $.68            $.62

     Extraordinary items                                  -            (.01)
                                                       ----            ----
     Net income                                        $.68            $.61
                                                       ====            ====

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
- ------   -----------------

          (a) Reference is made to paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and to paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996. In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Reed v. Philip Morris Inc., et al., Superior Court for the District of Columbia, June 21, 1996; Richardson v. Philip Morris Inc., et al., County Court of Baltimore, Maryland, May 24, 1996; Scott v. American Tobacco Company, et al., District Court of Orleans Parish, Louisiana, May 24, 1996. Registrant is also aware that it has been named as a defendant, together with leading tobacco manufacturers, although Registrant has not been served, in Zito v. The American Tobacco Company, et al., Supreme Court of the County of New York, New York, June 17, 1996. Reed, Richardson, Scott and Zito are proposed class actions on behalf of alleged nicotine-dependent citizens or residents of certain states. Plaintiffs in these cases allege that the defendants caused members of the purported classes to become "addicted" to cigarettes through the manipulation of nicotine levels.

          Registrant is also aware that it has been named as a defendant, together with leading tobacco manufacturers, although Registrant has not been served, in Banks v. Philip Morris Companies Inc., et al., Circuit Court of Okaloosa County, Florida, April 3, 1996. This case, a pro se prisoner case, also alleges that defendants controlled and manipulated the amount of nicotine in cigarettes in order to addict customers.

          In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in State of Maryland v. Philip Morris Inc., et al., Circuit Court of Baltimore, Maryland, May 1, 1996, and, although Registrant has not been served, in Ieyoub v. The American Tobacco Company et al., District Court of Calcasieu Parish, Louisiana, March 13, 1996. These cases have been brought by the attorneys general of Maryland and Louisiana, respectively, seeking unspecified compensatory and punitive damages and various forms of equitable relief, including restitution of the expenditures by the state for the cost of medical care provided by the state to its citizens for numerous diseases, allegedly caused by cigarettes and other tobacco products.

          Reference is made to the description of Castano v. the American Tobacco Company, Inc., et al., United States District Court for the Eastern District of Louisiana, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In this purported class action, Castano, a proposed nationwide class, was ordered decertified by the Fifth Circuit Court of Appeals on May 23, 1996, and is proceeding as an action on behalf of the named plaintiffs only.

Item 1.  LEGAL PROCEEDINGS. (Concluded)
- ------   -----------------

          Reference is made to the description of State of Florida v. The American Tobacco Company, et al., Circuit Court of Palm Beach County, State of Florida, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. On May 29, 1996, Registrant was dismissed, without prejudice, as a defendant in such case.

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

          Reference is made to the description of the English Legal Aid Board's January 31, 1995 grant of limited legal aid certificates to approximately 200 claimants seeking to bring proceedings against tobacco manufacturers for the harm they have allegedly suffered through smoking cigarettes, in paragraph
(a)(ii)(B) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Following several presentations by solicitors for the applicants, the Legal Aid Board announced on July 17, 1996 that all legal aid would be withdrawn.

          Reference is made to the description of Burnett v. Gallaher Limited, pending in the Civil Court of Session in Scotland, in paragraph (a)(ii)(E) of
Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. On June 14, 1996, Mr. Burnett's application to the Scottish Legal Aid Board for civil legal aid to pursue this action was denied.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------   ---------------------------------------------------

          (a) The Annual Meeting of Stockholders was held on May 1, 1996.

          (c)(i) The Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The four nominees for Class I directors, Mr. Thomas
C. Hays, Mr. Sidney Kirschner, Mr. Gordon R. Lohman and Mr. Charles H. Pistor, Jr., were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:

         (A)  Mr. Hays: 155,457,676 votes for and 2,016,814 votes withheld;

         (B)  Mr. Kirschner: 155,474,626 votes for and 1,999,863 votes withheld;

         (C)  Mr. Lohman: 155,487,127 votes for and 1,987,363 votes withheld;

         (D)  Mr. Pistor: 155,371,235 votes for and 2,103,254 votes withheld.

          (c)(ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect Coopers & Lybrand L.L.P. independent accountants of Registrant for the year 1996 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 155,861,863 affirmative votes; 981,152 negative votes; and 631,475 votes abstained.

          (c)(iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement) requesting the elimination of election of directors by classes was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:
82,493,279 negative votes; 54,359,487 affirmative votes; 3,374,727 votes abstained; and 17,246,996 broker non-votes.

          (c)(iv) A proposal (designated Item 4 and set forth in Registrant's Proxy Statement) requesting the cancellation of Company pensions for outside directors was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 91,389,352 negative votes; 45,131,639 affirmative votes; 3,747,264 votes abstained; and 17,206,234 broker non-votes.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (Concluded)
- ------   ---------------------------------------------------

          (c)(v) A proposal (designated Item 5 and set forth in Registrant's Proxy Statement) requesting that non-employee director compensation be paid partly in restricted stock was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 120,133,287 negative votes; 16,991,203 affirmative votes; 3,102,884 votes abstained; and 17,247,115 broker non-votes.

          (c)(vi) A proposal (designated Item 6 and set forth in Registrant's Proxy Statement) requesting stockholder approval of change of control compensation agreements with officers and directors was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 87,226,385 negative votes; 48,424,722 affirmative votes; 4,574,304 votes abstained; and 17,249,079 broker non-votes.

          (c)(vii) A proposal (designated Item 7 and set forth in Registrant's Proxy Statement) requesting an equal employment report was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 112,123,188 negative votes; 13,323,242 affirmative votes; 14,821,828 votes abstained; and 17,206,231 broker non-votes.

          (c)(viii) A proposal (designated Item 8 and set forth in Registrant's Proxy Statement) requesting the implementation of the MacBride Principles was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 111,078,609 negative votes; 13,183,121 affirmative votes; 15,955,901 votes abstained; and 17,256,858 broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------   --------------------------------

         (a)     Exhibits.
                 --------

                  10a1. Amendment made as of 1st day of January, 1996 to Trust Agreement, made as of the 1st day of November, 1993, constituting Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995, among Gilbert L. Klemann, II, Registrant and
                           The Chase Manhattan Bank (National Association).*

                  10a2. Schedule identifying substantially identical agreements to the Amendment to Trust Agreement constituting Exhibit 10a1 hereto in favor of Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. (Concluded)
- ------   --------------------------------

                  12. Statement re computation of ratio of earnings to fixed charges.

                  15.    Letter from Coopers & Lybrand L.L.P. dated
                         August 8, 1996 re unaudited financial information.

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

                  Registrant filed a Current Report on Form 8-K, dated June 12, 1996, in respect of Registrant's press release dated June 11, 1996 concerning certain statements by Registrant at an investment community conference (Items 5 and 7(c)).

                  Registrant filed a Current Report on Form 8-K, dated July 25, 1996, in respect of Registrant's press release dated July 23, 1996 announcing Registrant's financial results for the three-month and six-month periods ended June 30, 1996 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           AMERICAN BRANDS, INC.
                                           ---------------------
                                               (Registrant)








Date:  August 8, 1996                      By  /s/ D. L. Bauerlein, Jr.
       --------------                      -----------------------------
                                           D. L. Bauerlein, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


                                                                  Sequentially
Exhibit                                                           Numbered Page
- -------                                                           -------------

 10a1. Amendment made as of 1st day of January, 1996 to Trust Agreement, made as of the 1st day of November, 1993, constituting Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995, among Gilbert L. Klemann, II, Registrant and
            The Chase Manhattan Bank (National Association).*

 10a2. Schedule identifying substantially identical agreements to the Amendment to Trust Agreement constituting Exhibit 10a1 hereto in favor of Thomas C. Hays, John T. Ludes, Robert L. Plancher, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

 12.        Statement re computation of ratio of
            earnings to fixed charges.

 15.        Letter from Coopers & Lybrand L.L.P. dated
            August 8, 1996 re unaudited financial information.

 23.        Consent of Counsel, Chadbourne & Parke LLP.

 27.        Financial Data Schedule (Article 5).


         * Indicates that exhibit is a management contract or compensatory plan or arrangement.