Form 10-Q
period 1996-09-30
AMERICAN BRANDS INC /DE/
filed 1996-11-08
CIK 789073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                         Commission file number 1-9076
ended September 30, 1996

                              AMERICAN BRANDS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                               13-3295276
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         1700 East Putnam Avenue, Old Greenwich, Connecticut 06870-0811
------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at October 31, 1996 was 170,181,658 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                        September 30,            December 31,
                                            1996                     1995
                                        ------------             ------------
                                        (Unaudited)

Assets

     Current assets
      Cash and cash equivalents         $  159.2                  $  139.9
      Accounts receivable, net           1,454.8                     984.4

      Inventories
       Leaf tobacco                        187.0                     148.1
       Bulk whiskey                        361.4                     343.7
       Other raw materials, supplies and
        work in process                    302.6                     271.6
       Finished products                   502.5                   1,076.8
                                        --------                  --------
                                         1,353.5                   1,840.2

      Other current assets                 241.3                     199.5
                                        --------                  --------
        Total current assets             3,208.8                   3,164.0

     Property, plant and equipment, net  1,141.1                   1,137.3

     Intangibles resulting from
      business acquisitions, net         3,890.8                   3,305.2

     Other assets                          447.3                     414.7
                                        --------                  --------
        Total assets                    $8,688.0                  $8,021.2
                                        ========                  ========












            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                                   September 30,   December 31,
                                                      1996            1995
                                                   ------------    ------------
                                                   (Unaudited)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                          $ 50.0         $ 297.4
       Commercial paper                                 708.9               -
       Accounts payable                                 276.2           301.9
       Accrued expenses and other liabilities           586.2           571.8
       Accrued excise and other taxes                 1,236.2           826.8
       Current portion of long-term debt                 78.1           413.4
                                                    ---------       ---------
         Total current liabilities                    2,935.6         2,411.3

     Long-term debt                                   1,590.9         1,154.6
     Deferred income taxes                              147.5           127.6
     Postretirement and other liabilities               419.0           450.5
                                                    ---------       ---------
         Total liabilities                            5,093.0         4,144.0
                                                    ---------       ---------
Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option                   13.3            14.1
       Common stock, par value $3.125 per
        share, 229.6 shares issued                      717.4           717.4
       Paid-in capital                                  168.4           171.6
       Foreign currency adjustments                    (240.4)         (234.6)
       Retained earnings                              4,996.9         4,887.3
       Treasury stock, at cost                       (2,060.6)       (1,678.6)
                                                    ---------       ---------
         Total stockholders' equity                   3,595.0         3,877.2
                                                    ---------       ---------
           Total liabilities and
             stockholders' equity                   $ 8,688.0       $ 8,021.2
                                                    =========       =========











            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Nine Months Ended September 30, 1996 and 1995
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)
                                                1996                  1995
                                             ----------            ----------
Net sales                                     $8,144.0              $8,282.5

     Cost of products sold                     2,102.5               2,367.7

     Excise taxes on products sold             3,985.1               3,859.5

     Advertising, selling, general and
       administrative expenses                 1,216.4               1,269.5

     Amortization of intangibles                  80.3                  71.8

     Interest and related expenses               133.4                 122.2

     Other (income) expenses, net                 (3.5)                (21.4)

     Gain on disposal of businesses, net             -                  20.0
                                              --------              --------
Income before income taxes                       629.8                 633.2

     Income taxes                                247.0                 244.2
                                              --------              --------
Income before extraordinary items                382.8                 389.0

     Extraordinary items                         (10.3)                 (2.7)
                                              --------              --------
Net income                                    $  372.5              $  386.3
                                              ========              ========
Earnings per Common share
     Primary
         Income before extraordinary items       $2.19                 $2.05
         Extraordinary items                      (.06)                 (.01)
                                                 -----                 -----
         Net income                              $2.13                 $2.04
                                                 =====                 =====
     Fully diluted
         Income before extraordinary items       $2.15                 $2.01
         Extraordinary items                      (.06)                 (.01)
                                                 -----                 -----
         Net income                              $2.09                 $2.00
                                                 =====                 =====

Dividends paid per Common share                  $1.50                 $1.50
                                                 =====                 =====
Average number of Common shares outstanding
     Primary                                     174.3                 189.1
                                                 =====                 =====
     Fully diluted                               178.8                 198.3
                                                 =====                 =====

            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended September 30, 1996 and 1995
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                1996                  1995
                                             ----------            ----------
Net sales                                     $2,920.1              $2,895.3

     Cost of products sold                       727.3                 762.7

     Excise taxes on products sold             1,482.8               1,442.5

     Advertising, selling, general and
       administrative expenses                   408.8                 410.8

     Amortization of intangibles                  26.9                  23.6

     Interest and related expenses                43.4                  36.1

     Other (income) expenses, net                 (0.2)                 (5.4)

     Gain on disposal of businesses, net             -                  20.0
                                              --------              --------
Income before income taxes                       231.1                 245.0

     Income taxes                                 94.4                  91.7
                                              --------              --------
Net income                                    $  136.7              $  153.3
                                              ========              ========

Earnings per Common share
     Primary                                      $.80                  $.82
                                                  ====                   ====
     Fully diluted                                $.79                   $.80
                                                  ====                   ====

Dividends paid per Common share                   $.50                   $.50
                                                  ====                   ====
Average number of Common shares outstanding
     Primary                                     170.4                  184.7
                                                 =====                  =====
     Fully diluted                               173.9                  191.7
                                                 =====                  =====











            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Nine Months Ended September 30, 1996 and 1995
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                       1996             1995
                                                     ---------        ---------
Operating activities
   Net income                                         $ 372.5          $ 386.3
   Extraordinary items                                   10.3              2.7
   Depreciation and amortization                        204.5            194.4
   Gain on disposal of businesses, net                      -            (20.0)
   Increase in accounts receivable                     (440.5)          (350.0)
   Decrease in inventories                              509.8            640.6
   Decrease in accounts payable, accrued
     expenses and other liabilities                     (65.3)          (214.0)
   Increase in accrued excise and other taxes           399.9            124.7
   Other operating activities, net                      (35.2)            24.6
                                                      -------         --------
     Net cash provided from operating activities        956.0            789.3
                                                      -------         --------
Investing activities
   Additions to property, plant and equipment          (137.5)          (129.7)
   Proceeds from the disposition of operations,
     net of cash                                          4.3          1,305.8
   Acquisition, net of cash acquired                   (702.1)               -
   Other investing activities, net                        6.8            (11.4)
                                                      -------         --------
     Net cash (used) provided by investing activities  (828.5)         1,164.7
                                                      -------         --------
Financing activities
   Increase (decrease) in short-term debt               865.2           (135.1)
   Issuance of long-term debt                           109.1              3.2
   Repayment of long-term debt                         (404.6)          (493.3)
   Dividends to stockholders                           (262.9)          (286.6)
   Cash purchases of Common stock for treasury         (418.5)          (780.7)
   Other financing activities, net                        4.7             15.9
                                                      -------         --------
     Net cash used by financing activities             (107.0)        (1,676.6)
                                                      -------         --------
Effect of foreign exchange rate changes on cash          (1.2)             5.2
                                                      -------         --------
     Net increase in cash and cash equivalents           19.3            282.6

Cash and cash equivalents at beginning of period        139.9            110.1
                                                      -------         --------
Cash and cash equivalents at end of period            $ 159.2          $ 392.7
                                                      =======         ========






            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Principles of Consolidation

              The condensed consolidated balance sheet as of September 30, 1996, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

3.       Dispositions

              The Company completed its previously announced disposition of nonstrategic businesses and product lines in 1995 with the sale of U.K.-based Forbuoys (retail distribution) on July 24, 1995 and Prestige (housewares) on May 2, 1995. As a result, $20 million of the provision that was recorded in 1994 in connection with the disposition was reversed in the third quarter of 1995.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.       Supplementary Profit and Loss Information

              Federal and foreign excise taxes included in net sales are as follows (in millions):

                                   Nine Months                Three Months
                                Ended September 30,        Ended September 30,
                               --------------------        -------------------
                                 1996        1995            1996       1995
                               --------    --------        --------   --------

      International tobacco    $3,675.4    $3,528.0       $1,375.4    $1,330.4
      Distilled spirits           309.7       331.5          107.4       112.1
                               --------    --------       --------    --------
                               $3,985.1    $3,859.5       $1,482.8    $1,442.5
                               ========    ========       ========    ========


              The effective income tax rates of 39.2% and 40.8% for the nine-month and three-month periods ended September 30, 1996, respectively, increased from 38.6% and 37.4% for the same periods last year, respectively. The lower rates in 1995 principally reflected the reversal of $20 million provided in 1994 in connection with the disposition of nonstrategic businesses for which no taxes were required.

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

               On December 12, 1996, the Company will redeem its 7-3/4% Eurodollar Convertible Debentures, Due 2002, its 5-3/8% Eurodollar Convertible Debentures, Due 2003, and its 5-3/4% Eurodollar Convertible Debentures, Due 2005. The aggregate principal amount currently outstanding of these debentures is less than $20 million and total shares issuable upon conversion are less than 600,000. The costs related to the redemption of these debentures will be immaterial.

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


9.       Subsequent Event

               On October 8, 1996, the Company announced plans to spin off its U.K.-based Gallaher tobacco business. Completion of the transaction is contingent upon receipt of favorable tax rulings and relevant stockholder approvals. The transaction is expected to be completed in the second or early in the third quarter of 1997. When the spin off is completed, the name of the Company will be changed to Fortune Brands and the financial statements will be restated to show tobacco operations as discontinued operations. Following the transaction, the Company's shareholders will own shares in two publicly-traded companies - Gallaher and Fortune Brands.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



         To the Board of Directors of American Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of September 30, 1996, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




                                               COOPERS & LYBRAND L.L.P.



         1301 Avenue of the Americas
         New York, New York
         November 7, 1996

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------      AND RESULTS OF OPERATIONS
            -----------------------------------------------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

      Results of Operations for the Nine Months Ended September 30, 1996 as
              Compared to the Nine Months Ended September 30, 1995
      ----------------------------------------------------------------------
                                 Net Sales            Operating Income*
                            ---------------------    -------------------
                              1996         1995       1996        1995
                            --------     --------    -------    --------
                                             (In millions)

International tobacco       $4,723.1     $4,568.6     $409.7      $400.1
Distilled spirits              892.7        877.8      127.7       126.4
Hardware and home
 improvement products        1,005.8        962.4      130.4       127.7
Office products                853.3        844.6       49.5        42.3
Golf and leisure products      669.1        478.8      104.7        78.2
                            --------     --------     ------      ------
                             8,144.0      7,732.2      822.0       774.7
Businesses disposed                -        550.3          -         4.2
                            --------     --------     ------      ------
                            $8,144.0     $8,282.5     $822.0      $778.9
                            ========     ========     ======      ======

* Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.

CONSOLIDATED
------------

Net sales, excluding businesses disposed in 1995, rose 5% to $8.1 billion on price increases (primarily international tobacco excise tax increases), new products, the inclusion of Cobra and line extensions, partly offset by volume declines and the unfavorable effects of lower average foreign exchange rates. Operating income, excluding businesses disposed, was up 6%, mainly due to the Cobra acquisition as well as the higher sales, partly offset by higher ongoing operating expenses. Excluding the unfavorable effects of lower average foreign exchange rates ($152.9 million and $10.8 million on sales and operating income, respectively) and businesses disposed, both sales and operating income would have been up 7%.

Interest and related expenses increased due to higher average borrowings to fund the purchase of Cobra Golf and share repurchases.

The unfavorable change in other (income) expenses, net, reflected interest income in 1995 from the investment of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

The gain on disposal of businesses, net, reflected an unfavorable comparison to last year's reversal of $20 million of the $245 million loss provision recorded in 1994 in connection with the disposition of nonstrategic businesses.

The effective income tax rate of 39.2% for the nine months ended September 30, 1996, increased from 38.6% for the same period last year. The lower rate in 1995 principally reflected the reversal of $20 million provided in 1994 in connection with the disposition of nonstrategic businesses for which no taxes were required.

Income before extraordinary items of $382.8 million, or $2.19 per Common share, for the nine months ended September 30, 1996, compared with $389 million, or $2.05 per share for the same period last year. The $20 million provision reversal for the disposal of businesses recorded last year impacted primary and fully diluted E.P.S. by ten cents and nine cents, respectively. Lower average Common shares outstanding in 1996 benefited primary and fully diluted E.P.S. by 17 cents and 21 cents, respectively.

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

Net income of $372.5 million, or $2.13 per Common share, for the nine months ended September 30, 1996, compared with $386.3 million, or $2.04 per share, for the same period last year.

Earnings per Common share in 1996 will continue to benefit from the Company's repurchase of shares of its Common stock. The ten million share purchase authorization adopted by the Board of Directors was substantially completed during the nine-month period.

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

International Tobacco
---------------------

Net sales in sterling were up 6% on price increases (primarily higher U.K. tobacco taxes) and the inclusion of one additional month's results for Gallaher Dublin (change to a calendar year end), partly offset by a slight decline in U.K. cigarette unit sales. Gallaher's worldwide cigarette unit sales were up slightly. Operating income in sterling increased 5% on higher sales, partly offset by higher operating expenses (principally Sovereign introductory costs). In dollars, net sales and operating income increased 3% and 2%, respectively, reflecting translation at lower average foreign exchange rates.

Gallaher's share of cigarette sales to consumers was estimated at 39.1%, as compared with 39.3% for last year's comparable nine month period. Consumer demand is estimated to have declined in the range of 2% for both nine month periods. The U.K. cigarette industry unit sales to the trade are estimated to have increased 3.5%. Changes in the trade buying patterns related to the U.K. budget announcements at the end of 1994 and 1995 caused distortions in the comparison between the first nine months of 1995 and 1996, which benefited the first nine months of 1996.

Distilled Spirits
-----------------

Net sales increased 2% on the inclusion of one additional month's results for Whyte & Mackay (change to a calendar year end), price increases and new products, partly offset by lower volumes (principally lower U.S. shipments) and lower average foreign exchange rates. Operating income increased 1% on higher sales and improved gross margin, partly offset by higher operating expenses (principally marketing expenditures).

Hardware and Home Improvement Products
--------------------------------------

Net sales increased 5% on price increases, line extensions and new products, partly offset by volume declines. Operating income was up 2% on the sales increase and a gain on the sale of Moen's joint venture in Taiwan, partly offset by increased operating expenses (including an unfavorable comparison to the prior year's reversal of reserves related to a joint venture and increased marketing) and higher manufacturing costs (including higher raw material costs). Master Lock's operating income declined as competitive activities resulted in increased spending on selling and pricing programs.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Office Products
---------------

Net sales, excluding the office furniture operations sold in 1995, increased 5% on new products and price increases, partly offset by volume declines and lower average foreign exchange rates. Operating income increased 17% reflecting the sales increase and improved gross margin, partly offset by slightly increased operating expenses.

Golf and Leisure Products
-------------------------

Net sales were up 40% on inclusion of Cobra, acquired January 24, 1996, and increased volume in all product lines, reflecting benefits from line extensions and new products. Operating income increased 34% on the inclusion of Cobra and sales gains, partly offset by higher operating expenses, principally increased marketing expenses to support new products and meet competitive activity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities of $956 million for the nine months ended September 30, 1996, exceeded the funds required for capital expenditures and dividends by $555.6 million. Compared to the nine-month period last year, net cash provided from operating activities increased $166.7 million. The increase was largely attributable to changes in accrued taxes, accounts payable and last year's payment of $29.4 million related to the "put" exercise premium on the 5-3/4% Eurodollar Convertible Debentures, partly offset by fluctuations in inventories and accounts receivable.

Net cash used by investing activities for the nine months ended September 30, 1996 was $828.5 million, as compared with net cash provided of $1,164.7 million in the nine-month period last year, reflecting this year's acquisition of Cobra and last year's proceeds from the sale of the Franklin life insurance business.

Net cash used by financing activities for the nine months ended September 30, 1996 was $107 million, as compared with net cash used of $1,676.6 million in 1995, reflecting this year's borrowings and lower repurchases of Common stock for treasury. The Company's repurchases amounted to $418.5 million during the first nine months of 1996 as compared with $780.7 million in the first nine months of 1995.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

The changes in accounts receivable and inventories from December 31, 1995 to September 30, 1996, were primarily attributable to international tobacco. Generally, these balances are significantly affected at December 31 as a result of buying patterns associated with the annual U.K. budget.

On March 5, 1996, the Company redeemed its $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, at a redemption price of 103.8125% of the principal amount plus accrued interest. On March 1, 1996, the Company redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest.

Total debt at September 30, 1996 was $2.4 billion, an increase of $562.5 million from December 31, 1995, primarily reflecting the increase in commercial paper borrowings, principally due to the acquisition of Cobra. The ratio of total debt to total capital increased from 32.5% at December 31, 1995 to 40.3% at September 30, 1996.

Management believes that the Company's internally generated funds, together with its access to global credit markets, are more than adequate to meet the Company's capital needs.

On October 8, 1996, the Company announced plans to spin off its U.K.-based Gallaher tobacco business. Completion of the transaction is contingent upon receipt of favorable tax rulings and relevant stockholder approvals. The transaction is expected to be completed in the second or early in the third quarter of 1997. To allocate the overall debt burden of the Company at the time of the spin off, Gallaher will borrow and pay to Fortune Brands approximately $1.4 billion. Fortune Brands will use the proceeds (approximately $1.25 billion after taxes) initially to pay down short-term debt. The Gallaher debt will be in addition to its seasonal working capital requirements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
          -------------------------------------------------------------

     Results of Operations for the Three Months Ended September 30, 1996 as
             Compared to the Three Months Ended September 30, 1995
    ------------------------------------------------------------------------

                                    Net Sales           Operating Income
                              ----------------------   ------------------
                                1996         1995        1996      1995
                              --------     --------    -------    -------
                                              (In millions)

International tobacco         $1,762.0     $1,711.5     $159.1     $152.0
Distilled spirits                309.2        307.3       52.9       51.4
Hardware and home
 improvement products            349.1        327.9       44.2       39.7
Office products                  304.3        300.1       19.3       16.4
Golf and leisure products        195.5        136.5       17.6       18.0
                              --------     --------     ------     ------
                               2,920.1      2,783.3      293.1      277.5
Businesses disposed                  -        112.0          -        0.9
                              --------     --------     ------     ------
                              $2,920.1     $2,895.3     $293.1     $278.4
                              ========     ========     ======     ======

CONSOLIDATED
------------

Net sales, excluding businesses disposed in 1995, rose 5% to $2.9 billion on price increases (primarily international tobacco excise tax increases), new products, line extensions and the inclusion of Cobra, partly offset by volume declines and the unfavorable effects of lower average foreign exchange rates. Operating income, excluding businesses disposed, was up 6%, principally due to the higher sales, partly offset by higher ongoing operating expenses.

Interest and related expenses increased due to higher average borrowings to fund share repurchases and the purchase of Cobra Golf.

The unfavorable change in other (income) expenses, net, reflected interest income in the third quarter of 1995 from investment of proceeds from the disposition of The American Tobacco Company and the Franklin life insurance business.

The gain on disposal of businesses, net, reflected an unfavorable comparison to last year's reversal of $20 million of the $245 million loss provision recorded in 1994 in connection with the disposition of nonstrategic businesses.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

The effective income tax rate of 40.8% for the three months ended September 30, 1996, increased from 37.4% for the same period last year. The lower rate in 1995 principally reflected the reversal of $20 million provided in 1994 in connection with the disposition of nonstrategic businesses for which no taxes were required.

Net income of $136.7 million, or 80 cents per Common share, for the three months ended September 30, 1996, compared with $153.3 million, or 82 cents per share, for the same period last year. The $20 million provision reversal for disposal of businesses recorded last year impacted primary and fully diluted E.P.S. by ten cents and nine cents, respectively. Lower average Common shares outstanding in 1996 benefited primary and fully diluted E.P.S. by six cents and eight cents, respectively.

International Tobacco
---------------------

Net sales in sterling were up 4%, principally on price increases resulting from higher U.K. tobacco taxes and the inclusion of one additional month's results for Gallaher Dublin (change to a calendar year end). The increase was partly offset by a 3.7% decrease in U.K. cigarette unit sales. Export cigarette unit sales were up 2.3%. Gallaher's worldwide cigarette unit sales were down 0.5%; excluding the additional month for Gallaher Dublin, worldwide cigarette unit sales were down 2.3%. Operating income in sterling increased 6% principally on higher sales. In dollars, net sales and operating income increased 3% and 5%, respectively, reflecting translation at lower average foreign exchange rates.

Distilled Spirits
-----------------

Net sales increased slightly on price increases and new products, partly offset by lower volumes (principally lower U.S. shipments). Operating income increased 3% on higher sales and improved gross margin, partly offset by increased marketing expenses.

Hardware and Home Improvement Products
--------------------------------------

Net sales increased 6% on line extensions, volume gains, price increases and new products. Operating income was up 11% on increased sales, favorable product mix and a gain on the sale of Moen's joint venture in Taiwan, partly offset by increased operating expenses which included volume-related selling expenses and spending to meet competitive activities. Master Lock's operating income declined as intensely competitive activities resulted in increased spending on selling and pricing programs.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------

Office Products
---------------

Net sales, excluding the office furniture operations sold in 1995, increased 5% on new products and price increases, partly offset by volume declines and lower average foreign exchange rates. Operating income increased 18% reflecting the sales increase and improved gross margin, partly offset by a slight increase in operating expenses.

Golf and Leisure Products
-------------------------

Net sales were up 43% on inclusion of Cobra and increased volume in all product lines reflecting benefits from line extensions and new products. Operating income decreased 2% reflecting an operating loss at Cobra caused primarily by goodwill amortization, increased marketing efforts (principally to promote the King Cobra Ti metal wood products and the expansion into the Japanese market), as well as higher manufacturing costs associated with the titanium finishing process and the development and production of certain newer shaft designs. This decrease was mostly offset by an increase at Titleist on higher sales, partly offset by higher operating expenses to support new products and meet competitive activity.

CAUTIONARY STATEMENT
--------------------

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

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                         1996          1995
                                                       -------       -------
Income before extraordinary items                       $382.8        $389.0

Preferred stock dividend requirements                     (0.9)         (1.0)
                                                        ------        ------
Income available for computing earnings
 per Common share - primary                              381.9         388.0

Extraordinary items                                      (10.3)         (2.7)
                                                        ------        ------
Net income for computing earnings
   per Common share - primary                           $371.6        $385.3
                                                        ======        ======


Income available for computing earnings
 per Common share - primary                             $381.9        $388.0

Convertible preferred stock dividend requirements          0.9           1.0

Interest and related expenses on convertible
   debentures                                              2.3          10.5
                                                        ------        ------
Income available for computing earnings
 per Common share - fully diluted                        385.1         399.5

Extraordinary items                                      (10.3)         (2.7)
                                                        ------        ------
Net income for computing earnings per Common
   share - fully diluted                                $374.8        $396.8
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

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                         1996           1995
                                                        -------        -------
Weighted average number of Common shares
   outstanding during each period - primary              174.3          189.1

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                             1.8           1.9

Addition from assumed conversion of
   convertible debentures                                  0.6           3.8

Other additions                                            2.1           3.5
                                                         -----         -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                   178.8         198.3
                                                         =====         =====


Earnings per Common share
   Primary
     Income before extraordinary items                   $2.19         $2.05

     Extraordinary items                                  (.06)         (.01)
                                                         -----         -----
     Net income                                          $2.13         $2.04
                                                         =====         =====
   Fully diluted
     Income before extraordinary items                   $2.15         $2.01

     Extraordinary items                                  (.06)         (.01)
                                                         -----         -----
     Net income                                          $2.09         $2.00
                                                         =====         =====

                                                  PART I - EXHIBIT A (Concluded)
                                                  ------------------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                  Computation of Net Income Per Common Share -
                      Primary and Fully Diluted (Unaudited)
                  --------------------------------------------
                                  (In millions)
                                                         Three Months Ended
                                                            September 30,
                                                        ----------------------
                                                         1996          1995
                                                        -------       -------
Net income                                              $136.7         $153.3

Preferred stock dividend requirements                     (0.3)          (0.3)
                                                        ------         ------
Net income for computing earnings
   per Common share - primary                            136.4          153.0

Convertible preferred stock dividend requirements          0.3            0.3

Interest and related expenses on convertible
   debentures                                              0.3            2.4
                                                        ------         ------
Net income for computing earnings per Common
   share - fully diluted                                $137.0         $155.7
                                                        ======         ======

                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)

Weighted average number of Common shares
   outstanding during each period - primary              170.4          184.7

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                            1.7             2.0

Addition from assumed conversion of
   convertible debentures                                 0.6             3.8

Other additions                                           1.2             1.2
                                                        -----           -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                  173.9           191.7
                                                        =====           =====

Earnings per Common share
   Primary                                               $.80            $.82
                                                         ====            ====
   Fully diluted                                         $.79            $.80
                                                         ====            ====

                         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
------   -----------------

     (a) Reference is made to paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and to paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996. In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Arch v. The American Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania, August 8, 1996; Chamberlain v. The American Tobacco Company, United States District Court for the Northern District of Ohio, August 14, 1996; Harris v. The American Tobacco Company, Inc., et al., United States District Court for the Eastern District of New York, October 14, 1996; and Masepohl v. The American Tobacco Company, et al., United States District Court for the District of Minnesota, September 3, 1996. Arch, Chamberlain and Masepohl are proposed state-wide class actions, and Harris is a proposed nationwide class action, on behalf of individuals allegedly addicted to cigarettes through the manipulation of nicotine levels or individuals who have allegedly suffered personal injury from the use of cigarettes.

     Registrant has been named as a defendant, together with leading tobacco manufacturers, in Dymits v. American Brands, et al., United States District Court for the Northern District of California, May 22, 1996; Evans v. The American Tobacco Company, et al., Supreme Court of the City of New York, Kings County, August 23, 1996; Hellen v. The American Tobacco Company, et al., Supreme Court of the City of New York, Kings County, August 23, 1996; Inzerilla v. The American Tobacco Company, et al., Supreme Court of Queens County, New York, May 29, 1996; Nociforo v. The American Tobacco Company, et al., Supreme Court of the State of New York, Suffolk County, July 16, 1996; Portnoy v. The American Tobacco Company, et al., Supreme Court for the State of New York, Suffolk County, July 15, 1996; Reitano v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 22, 1996; Sola v. The American Tobacco Company, et al., Supreme Court for the State of New York, Bronx County, July 12, 1996. Registrant is also aware that it has been named as a defendant, together with leading tobacco manufacturers, although Registrant has not been served, in Cresser v. The American Tobacco Company, et al., Supreme Court of the City of New York, Kings County, October 10, 1996; Daniels v. Brown & Williamson Tobacco Corp., et al., United States District Court for the Eastern District of New York, October 24, 1996; Knutsen v. The American Tobacco Company, et al., Supreme Court of the City of New York, Kings County, October 11, 1996; Pollan v. Brown & Williamson Tobacco Corp., et al., United States District Court for the Eastern District of New York, October 24, 1996; Siegel v. The American Tobacco Company, et al., Supreme Court of the City of New York, Kings County, October 11, 1996. These are individual cases where the plaintiffs allege personal injury from the use of cigarettes.

------   -----------------

     In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Coyne v. American Brands, et al., United States District Court for the Northern District of Ohio, September 17, 1996; Crozier v. The American Tobacco Company, et al., United States District Court for the Middle District of Alabama, August 8, 1996; Kelley (State of Michigan)
v. The American Tobacco Company, et al., Circuit Court for the 30th Judicial Circuit, Michigan, August 21, 1996; Oklahoma (State of Oklahoma) v. The American Tobacco Company, et al., District Court for Cleveland County, Oklahoma, August 22, 1996. These cases have been brought by the attorneys general (or on behalf of the attorney general) of Ohio, Alabama, Michigan and Oklahoma, respectively, seeking unspecified compensatory and punitive damages and various forms of equitable relief, including restitution of the expenditures by the state for the cost of medical care provided by the state to its citizens for numerous diseases allegedly caused by cigarettes and other tobacco products.

     Reference is made to the description of State of Florida v. The American Tobacco Company, et al., Circuit Court of Palm Beach County, State of Florida, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. On November 1, 1996, the plaintiffs in this case filed an amended complaint that no longer names the Registrant as a defendant in such case.

     Reference also is made to the discussion of the recovery of damages to date in cases against leading tobacco manufacturers brought by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use in paragraph (a)(i) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. On August 9, 1996, the jury in Carter v. The American Tobacco Company, et al., District Court of Duval County, State of Florida, a smoking and health case, awarded plaintiffs $750,000 in actual damages. The Registrant is not a party to such litigation. The defendant in that action has announced that it intends to appeal the verdict.

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

     Reference is made to the description of Dean v. Gallaher Limited, pending in the High Court of Justice in Northern Ireland, in paragraph (a)(ii)(A) of
Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Trial of preliminary issue opened on October 14, 1996. After three days of testimony on plaintiff's behalf, the trial was adjourned at plaintiff's request. On October 21, 1996, the case was dismissed and judgment was entered in defendant's favor.

Item 1.  LEGAL PROCEEDINGS. (Concluded)
------   -----------------

     Leigh, Day & Co., a law firm in London, England, has announced the intent to file suit against Gallaher and another UK tobacco manufacturer on behalf of 40 claimants for alleged injuries claimed to have resulted from the use of tobacco products.

     (b) It is not possible to predict the outcome of the pending litigation referenced in paragraph (a) above, but management believes that there are meritorious defenses to the pending actions against Registrant and that the pending actions against Registrant will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. Reference is made to note 7, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)      Exhibits.
                  --------

                     12. Statement re computation of ratio of earnings to fixed charges.

                     15.    Letter from Coopers & Lybrand L.L.P. dated
                            November 7, 1996 re unaudited financial information.

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

                  Registrant filed a Current Report on Form 8-K, dated October 8, 1996, in respect of Registrant's press release dated October 8, 1996 announcing Registrant's plan to spin off the U.K.-based tobacco business of its Gallaher Limited subsidiary (Items 5 and 7(c)).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. (Concluded)
------   --------------------------------

                  Registrant filed a Current Report on Form 8-K, dated October 16, 1996, in respect of Registrant's press release dated October 15, 1996 announcing that Registrant will redeem certain of its outstanding debentures (Items 5 and 7(c)).

                  Registrant filed a Current Report on Form 8-K, dated October 22, 1996, in respect of Registrant's press release dated October 22, 1996 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1996 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 AMERICAN BRANDS, INC.
                                                 ---------------------
                                                      (Registrant)








Date:  November 7, 1996                          By   /s/ R. L. Plancher
       ----------------                          -------------------------
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

 15.        Letter from Coopers & Lybrand L.L.P. dated
            November 7, 1996 re unaudited financial information.

 23.        Consent of Counsel, Chadbourne & Parke LLP.

 27.        Financial Data Schedule (Article 5).