Form 10-K405
period 1996-12-31
AMERICAN BRANDS INC /DE/
filed 1997-03-14
CIK 789073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996  Commission file number 1-9076

                             AMERICAN BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3295276
        ------------------                          --------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

         1700 East Putnam Avenue, Old Greenwich,Connecticut 06870-0811
         --------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)
      Registrant's telephone number, including area code:  (203) 698-5000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
          Title of each class                  on which registered
        -----------------------           ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 13, 1997, was $9,269,858,740. The number of shares outstanding of Registrant's Common Stock, par value $3.125 per share, at March 3, 1997, was 171,670,172.

                      DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1996 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 1997 is incorporated by reference into Part III hereof.

                                      PART I
Item 1.  Business.


  (a) General development of business.

        Registrant is a holding company with subsidiaries engaged in various businesses. Subsidiaries of Registrant are engaged in the manufacture and sale of cigarettes, cigars and smoking tobaccos, principally in the United Kingdom ("U.K."), distilled spirits, various types of hardware and home improvement products, golf and leisure products and office products, supplies and accessories.

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

        In recent years Registrant has been engaged in a strategy seeking to enhance the operations of its subsidiaries in certain major businesses. Pursuant to such strategy Registrant has made acquisitions in the distilled spirits business, the office products business and the hardware and home improvement products business, and, in January 1996, acquired all the outstanding capital stock of Cobra Golf Incorporated ("Cobra"), a leader in golf clubs, for an aggregate cost of $712 million in cash, including fees and expenses. These acquisitions were financed at least in part by debt or debt securities convertible into Common Stock. In addition, Registrant has been making dispositions of businesses considered to be nonstrategic to its long-term operations. Since January 1, 1994, these dispositions have included the sale of American Franklin Company, Registrant's life insurance business, to

American General Corporation for $1.17 billion on January 31, 1995, the sale of The American Tobacco Company ("ATCO"), Registrant's domestic tobacco subsidiary, to Brown & Williamson Tobacco Corporation, a subsidiary of B.A.T Industries p.l.c. ("B.A.T"), for $1 billion on December 22, 1994, and the sale of Dollond & Aitchison Group PLC, a subsidiary of Gallaher Limited ("Gallaher"), for total consideration of $146 million on July 12, 1994. Registrant has also disposed of a number of other nonstrategic businesses and product lines, including U.K.- based Forbuoys (retail distribution) and Prestige (housewares), both subsidiaries of Gallaher. The sale of Prestige was completed on May 2, 1995. The sale of the retail distribution group was completed on July 24, 1995.

        On October 8, 1996, Registrant announced plans to spin off its U.K.- based Gallaher tobacco business. Completion of the transaction, which is expected around mid-1997, is pending receipt of favorable tax rulings and relevant stockholder approvals. When the spin-off is completed, the financial statements will be restated to show tobacco operations (Gallaher and ATCO) as discontinued operations. Following the transaction, Registrant's stockholders will own shares in two publicly-traded companies - the Registrant (renamed Fortune Brands, Inc.) ("Fortune Brands") and Gallaher. To allocate the overall debt burden of Registrant at the time of the spin-off, Gallaher will borrow and pay to Fortune Brands pounds sterling in the range of 925 million. Fortune Brands will use the net cash proceeds of approximately $1.25 billion initially to pay down short-term debt. The Gallaher debt will be in addition to its seasonal working capital requirements.

        Registrant continues to pursue its strategy of enhancing the operations of its subsidiaries in certain major businesses and in furtherance thereof explores other possible acquisitions in fields related to its major businesses. Registrant also cannot exclude the possibility of acquisitions in other fields or further dispositions. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, Registrant might finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, would increase Registrant's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. Registrant also continues to consider other corporate strategies intended to enhance stockholder value. It cannot be predicted whether or when any such strategies might be implemented or what the financial effect thereof might be upon Registrant's debt or equity securities.

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

        See "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

        (c) Narrative description of business.

        The following is a description of the business of the subsidiaries of Registrant in the industry segments of International Tobacco, Distilled Spirits, Hardware and Home Improvement Products, Golf and Leisure Products and Office Products. For financial information about the above industry segments, see "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

International Tobacco

        Gallaher is the largest manufacturer of tobacco products for the U.K. market and manufactures and markets a range of cigarettes, cigars and pipe and handrolling tobacco products. Gallaher is the leader in each of the cigarette, cigar and pipe tobacco markets in the U.K., with market shares of consumer sales of 39.1%, 49.7% and 46.2%, respectively, and is the second largest handrolling tobacco manufacturer in the U.K., with a 38.0% market share. Gallaher is also the U.K. market leader in the growing low tar cigarette sector. Gallaher's sales of cigarettes, principally in the premium sector, accounted for 92.7% of its total U.K. tobacco sales in 1996. The sale of Gallaher's cigarettes in selected international markets is an important part of its operations, accounting for 28.9% of Gallaher's total cigarette unit sales in 1996. The sale of Gallaher's tobacco products in selected international markets accounted for 13.7% of sales in 1996, and Gallaher sold tobacco products in over 35 countries, with international sales concentrated primarily in the Republic of Ireland, continental western Europe and the former Soviet Union. Gallaher manufactures substantially all of its products, for both domestic and international markets, in the U.K. and the Republic of Ireland.

        A significant factor affecting Gallaher's operations is the government duty on tobacco products. The current U.K. government has expressed an intent to increase duty on tobacco products by an average of at least 3% per annum in excess of the rate of inflation. This represents an annual direct increase in cost of sales for Gallaher, which, if passed on to the retail trade, would be expected to affect the consumption of tobacco products. The continuing impact of price increases in the U.K. cigarette market, principally due to substantial duty increases in recent years, has reduced annual industry volumes, led to greater price competition and accelerated trading down by consumers to lower price cigarette brands, resulting in pressure on margins. These changes are particularly affecting Gallaher, the majority of whose sales are in the premium sector of the U.K. cigarette market.

        The imposition of duty increases in the U.K. government's budget announcement also affects the annual pattern of Gallaher's sales and inventory values. Historically, Gallaher's sales in the U.K. have peaked in the weeks preceding the budget announcement, as trade customers have sought to avoid the expected duty increases by acquiring inventories of tobacco products at pre-budget prices. In addition, as a result of paying duty at the pre-budget rate, Gallaher has held significantly higher inventory values in the months immediately following the U.K. government's budget announcement. Any change in the timing of the budget announcement or in the regulations relating to the application of duty increases could have a material impact on Gallaher's operating performance, as could the outcome of pending litigation, not involving Gallaher, if it resulted in commercial organizations being entitled to act as agents for U.K. individuals to bring into the U.K. tobacco products on which duty had been paid in another European Union ("EU") member state without the need to pay U.K. excise duty. Manufacturers' price increases in the U.K. have tended to be annual, most recently in the spring of each year, resulting in a second, less accentuated, peak in sales prior to such an increase.

        Sales of cigarettes in the U.K. have been in a gradual decline since their peak in 1973, with cigarette consumer sales falling by an average of 2.5% per annum over the period from 1992 to 1996. Within this overall downward trend, however, growth has been apparent in certain sectors of the U.K. market, more recently in those for lower tar products and lower price brands. Gallaher's share of the U.K. unit sales to consumers increased significantly from a level of 32.3% in 1985 to a peak of 42.9% in 1990, and was 39.1% in 1996. The reduction in market share in recent years has been primarily a result of the trend away from premium price cigarettes to lower price products. The trend away from premium price cigarettes to lower price products in the last six years is also reflected in the total market shares of Gallaher's premium Benson and Hedges and Silk Cut brands, which have declined from 20.4% and 10.3%, respectively, in 1990 to 14.3% and 9.9% in 1996.

        Gallaher launched Mayfair in February 1992 and Sovereign in March 1996 in the lower price sector of the U.K. market to capitalize on this growing market. The launch of Sovereign was the largest brand launch ever undertaken by Gallaher and its introduction, together with the growth of sales of Mayfair cigarettes, enabled Gallaher's low price cigarette brands to increase their share of the total market from 1.8% in January 1996 to 4.1% in December 1996. Gallaher classifies the U.K. cigarette market in terms of three price sectors based on the recommended retail price for a standard pack of 20 cigarettes: the premium sector (presently (Pounds)2.97 and above); the mid-price sector (presently (Pounds)2.82 to (Pounds)2.96); and the low-price sector (presently (Pounds)2.81 or less). The premium sector represents 48.5% of the U.K. cigarette market and the mid-price sector and low-price sector represent 23.9% and 27.6%, respectively. Gallaher's market position is particularly strong in the premium sector, where it earns margins superior to the margins on its products in the mid and low-price sectors. Gallaher has a 53.6% share of the premium sector principally through its Benson and Hedges and Silk Cut brands, the two largest selling brands in the premium sector. Gallaher also has a 41.4% market share in the mid-price sector, through its Berkeley Superkings and Benson and Hedges Superkings brands, and an 11.7% market share in the low-price sector, principally through its Mayfair and Sovereign brands.

        The average tar content of cigarettes sold in the U.K. has been gradually falling for more than 20 years, reflecting trends in consumer preferences and regulatory initiatives to reduce the tar content of cigarettes. In addition to the main brand, lower tar variants are also sold under the Benson and Hedges, Berkeley, Mayfair and Sovereign brand names. Lower tar cigarettes have accounted for a growing share of the U.K. market and Gallaher believes that it is well positioned to take advantage of what it believes will be a continuing trend. Gallaher is the market leader in the U.K. in the low tar cigarette sector, which it presently classifies as cigarettes with a tar yield of six milligrams or less. Within this sector, the Silk Cut brand has a 63.4% share. To capitalize on this position, Gallaher launched Silk Cut Ultra, with a tar yield of one milligram, in 1992.

        Gallaher's principal competitor in the U.K. market is Imperial Tobacco Group PLC ("Imperial Tobacco"). Imperial Tobacco has a 37.8% share of the cigarette market. The second main competitor in the U.K. cigarette market is The Rothmans (U.K.) Partnership ("Rothmans"). Brands distributed by Rothmans have a 13.3% share of the cigarette market. Gallaher also has competition from imported brands, including those of R. J. Reynolds Tobacco Company.

        Gallaher's international activities are concentrated in the markets of the Republic of Ireland, the former Soviet Union, France, Greece, Germany, Belgium and the Canary Islands. Gallaher plans to develop niche positions in certain markets in the Asia Pacific region. In addition to sales in duty paid markets, duty free sales to travelers and tourists are also a significant part of Gallaher's international business. Market trends in continental western Europe are generally similar to those in the U.K., with a longer term overall decline in the demand for cigarettes and increasing regulatory intervention. In the emerging economies of the former Soviet Union and Asia Pacific, however, sales of western-style cigarettes are generally increasing.

        The Republic of Ireland represents an important international market for Gallaher and in 1996 accounted for 23.3% of Gallaher's international cigarette sales. Gallaher is the leading cigarette manufacturing company in the Republic of Ireland with a 44.2% share of the cigarette market. Gallaher has had a manufacturing operation in the Republic of Ireland for more than 30 years and manages its Irish operations independently of its other international operations. The tobacco market in the Republic of Ireland is different from that in the U.K., primarily because Irish legislation creates a framework for the price at which different cigarette brands can be sold. The advertising and promotion of tobacco products is also subject to greater restrictions in the Republic of Ireland than in the U.K.

        Continental western Europe is also significant for Gallaher and in 1996 accounted for 38.2% of Gallaher's international cigarette sales. A major contributor to Gallaher's sales growth in continental western Europe has been the strategic acquisition in 1993 of the rights to the

Benson and Hedges trademark for the EU and countries in the European Free Trade Association ("EFTA"), with the exception of duty free markets. In terms of volume, Gallaher's principal markets in continental western Europe are France, Germany and Greece, which together accounted for 28.8% of Gallaher's international cigarette sales, and in each of which Gallaher sold more than one billion cigarettes in 1996. Belgium and the Canary Islands are also important contributors to Gallaher's international operating profits.

        In 1996, Gallaher sold more than 2.4 billion cigarettes in the former Soviet Union, principally in Russia and Kazakhstan, which accounted for 18.6% of Gallaher's international cigarette sales, but at sales prices and associated margins which were considerably lower than those achieved in continental western European markets. Gallaher's cigarette sales to the former Soviet Union have increased significantly in recent years. Gallaher does not own the rights to the Benson and Hedges or Silk Cut trademarks in the former Soviet Union. Gallaher's principal brand in these markets is Sovereign. Gallaher believes that in 1996 Sovereign accounted for between 5% and 10% of the cigarette market in Kazakhstan. Gallaher has acquired a site and intends to construct a factory in Kazakhstan. Gallaher intends to pursue opportunities for development in the Asia Pacific region which it believes will become increasingly important to its international operations.

        In 1996, Gallaher's duty free sales were in excess of one billion cigarettes and accounted for 8.4% of its international cigarette sales. The principal outlets for Gallaher duty free sales are ferries, airports, the Channel tunnel, airlines and British service personnel serving overseas. A significant proportion of duty free sales relates to travel within the EU and is threatened by plans to abolish intra-EU duty free sales in 1999. While the extent of the impact of such abolition cannot be predicted, Gallaher believes that the loss of duty free sales may be partially offset by some expected flow back of sales into domestic European markets. Gallaher expects the effect of any flow back on its domestic European sales to be enhanced by the elimination of intra-EU duty free sales of Benson and Hedges cigarettes, currently made by B.A.T in duty free markets.

        Gallaher's principal raw materials for the manufacture of cigarettes, tobacco and cigars are tobacco leaf, cigarette paper, acetate tow (for the production of filter tips), cardboard and other packaging materials, which are purchased from a number of suppliers. Gallaher is not unduly reliant on any one supplier and has not suffered any significant production interruption as a result of an interruption in the supply of raw materials.

        Gallaher has several principal suppliers for its cigarette, tobacco and cigar machinery and failure of machinery has not historically created significant supply problems. Although Gallaher has operations in Northern Ireland, where there has been social and political unrest, there has been no consequential damage to Gallaher's manufacturing facilities there.

        The advertising, sale and consumption of cigarettes and other tobacco products in the U.K. and many other countries have been subject to pressure from governments, health officials and anti-smoking groups, who claim that the smoking of cigarettes and tobacco products is harmful to health. A number of substantial restrictions on the marketing, advertising, product design and consumption of cigarettes have been introduced by regulation or voluntary agreements as a result of this pressure. In addition, anti-smoking groups are seeking to diminish the social acceptability of smoking. Currently, advertising and promotion in the tobacco industry in the U.K. is restricted under the terms of voluntary agreements entered into with the government and under the requirements of legislation. These restrictions limit the amount that tobacco companies may spend on certain activities, restrict the types of media and forms of advertising used and require the placement of a health warning on every advertisement and on the packaging of tobacco products. The nature of the labeling of health warnings (both in the U.K. and in other EU countries) is governed by EU directives. These directives provide that packs of tobacco products must carry a health warning on their most visible surface together with a second warning label.

        An EU directive on television broadcasting has prohibited television advertising for all tobacco products throughout the EU since 1991. There is a proposal for an EU directive which would provide for a total ban on the advertising of tobacco products throughout the EU and would restrict the use of tobacco brand names on non-tobacco products. This proposed directive would have to be adopted by the Council of Ministers of the member states of the EU by a qualified majority of such states prior to it becoming effective.

        The advertising, sponsorship and promotion of tobacco products in the Republic of Ireland is more restrictive than in the U.K. Tobacco products may only be advertised in newspapers, magazines or other similar publications, in retail sale premises, in duty free zones and on packs of tobacco products. Consumer promotions are prohibited. In addition, the maximum amount which tobacco manufacturers may spend annually on the advertising and sponsorship of tobacco products is determined by the Irish Minister for Health.

        There are also various country-specific restrictions in other EU countries and in the non-EU countries to which Gallaher currently sells its tobacco products. These include a ban on advertising and the prohibition of sponsorship of sport and other events in France, except in limited circumstances.

        An EU directive currently limits the tar yield of cigarettes to 15 milligrams per cigarette, which is to be reduced to 12 milligrams per cigarette by December 31, 1997. This directive has been implemented in the U.K. and in most other EU countries. A new voluntary agreement on the approval and use of new additives in tobacco products in the U.K. is expected to be implemented in 1997. The voluntary agreement regulates the additives which may be used in tobacco products and includes limits on their use. It also makes provision for certain information on additives to be provided to the U.K. Department of Health and to be made public, and includes guidelines for the testing and use of new additives in tobacco products and for the certification of compliance with the voluntary agreement by U.K. tobacco manufacturers.

        In December 1996, the Commission of the European Communities adopted a communication on the present and proposed role of the EU in reducing tobacco consumption. The purpose of the communication is to contribute to a review of existing and possible future anti-smoking strategies aimed at reducing the alleged public health impact of smoking on European citizens.

        Excise duties represent a significant percentage of the retail price of tobacco products in duty paid markets and have been steadily increased by governments in many of the countries in which Gallaher sells its products. In addition, an EU directive requires that the minimum excise tax (excluding Value Added Tax) on the most popular price category of cigarette in each EU country must represent not less than 57% of the total recommended retail price.

        Gallaher has successfully managed its business within the current regulatory climate. It is not possible to predict whether additional or more restrictive legislation, regulations, directives or actions will be implemented or taken in the U.K. or in other countries in which Gallaher sells its products or the nature of any such legislation, regulations, directives or actions. It is possible, however, that any further regulation in respect of advertising and promotion in its key markets would have an adverse effect on Gallaher's sales and operating performance. A general election is to take place in the U.K. before the end of May 1997. A change in government could lead to changes in the regulatory environment. The U.K. Labour Party has indicated that, if it were to form the next government, it would initiate a ban on advertising of tobacco products in the U.K. by way of legislation. It is unclear which forms of marketing and promotion would be affected and it is also not possible to predict the effect any such legislation, regulations, directives or actions may have on Gallaher or on the tobacco industry generally.

        See Item 3, "Legal Proceedings".

Distilled Spirits

        JBB Worldwide, Inc. ("JBB Worldwide") is a holding company for subsidiaries in the distilled spirits business. Principal subsidiaries include Jim Beam Brands Co. ("Beam"), Alberta Distillers Limited ("Alberta"), JBB (Asia-Pacific) Pty. Limited ("JBB (Asia-Pacific)") (formerly Fortune Brands Pty. Limited) and JBB (Greater Europe) PLC ("JBB (Greater Europe)") (formerly The Whyte & Mackay Group PLC).

        JBB Worldwide's principal markets are the U.S., the U.K. and Australia. Approximately 85% of JBB Worldwide's sales are to these three markets, with the U.S. and the U.K. representing 58% and 19% of sales, respectively.

        JBB Worldwide's leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, Gilbey's gin and Gilbey's vodka are produced and sold in the U.S. under a license expiring September 30, 2007 and the Kamchatka vodka brand is claimed by another entity in California.

        Beam, located primarily in the U.S., currently produces, or imports, and markets a broad line of distilled spirits, including Bourbon and other whiskeys, cordials, gin, vodka, rum, tequila and cognac. Alberta, located in Canada, produces and sells in Canada a line of distilled spirits, produces Canadian whisky and other distilled spirit products for export to the U.S., and sells bulk Canadian whisky into a variety of export markets. JBB (Asia-Pacific) is located in Australia and sells JBB Worldwide products (primarily Jim Beam Bourbon whiskey) as well as several brands under agency agreements. JBB (Greater Europe) is located in the U.K. and produces, bottles, and sells blended and single malt Scotch whiskies, markets and sells vodka, and sells Scotch whisky in bulk. Under the JBB Worldwide holding company, Beam, Alberta, JBB (Greater Europe) and JBB (Asia-Pacific) have each been given the responsibility of selling the combined branded product portfolio in defined markets around the world.

        Beam and its predecessors have been distillers of Bourbon whiskey since 1795. Beam's nine leading brand names are Jim Beam Bourbon whiskey, Windsor Canadian Supreme Whisky, Lord Calvert Canadian Whisky, DeKuyper cordials, Gilbey's gin, Gilbey's vodka, Kamchatka vodka, Wolfschmidt vodka and Kessler American Blended Whiskey. Principal Bourbon whiskey brand names are Jim Beam, the largest-selling Bourbon whiskey in the U.S. and in the world, Old Grand-Dad, Old Crow, Old Taylor, four premium and super premium Bourbon whiskeys (Booker's, Knob Creek, Baker's and Basil Hayden's) sold under the Small Batch Bourbon whiskey name grouping, and Jim Beam & Cola, which combines Jim Beam Bourbon whiskey with a cola soft drink. DeKuyper is the top-selling cordial line in the U.S. Beam also produces Chateaux and Leroux cordials, Beam's 8-Star Blend and Calvert Extra blended whiskeys, Dark Eyes vodka and Calvert gin, and imports, in bottle or in bulk, Canada House Canadian Whisky (produced by Alberta), The Dalmore and The Claymore Scotch whiskies (both produced by JBB (Greater Europe)), Kamora coffee liqueur, After Shock cinnamon liqueur and Avalanche Blue peppermint schnapps (both produced by Alberta), Ronrico and Pusser's rums, El Tesoro and Chinaco tequilas and A. de Fussigny cognac.

        JBB (Greater Europe) has its origins as a distiller of Scotch whisky in 1844. During the fourth quarter of 1993, JBB (Greater Europe) completed the acquisition of Invergordon Distillers Group PLC, another distiller, blender and marketer of Scotch whisky. Its principal brand names are Whyte & Mackay Special Reserve, The Claymore, The Dalmore, Cluny, Mackinlay, Isle of Jura and Bruichladdich Scotch whiskies, Glayva Scotch whisky liqueur and Vladivar vodka. JBB (Greater Europe)'s products are sold in the U.K. through its own sales force, in the U.S. and Australia through the affiliated company distribution networks, and through independent distributors in other areas of the world.

        Products of JBB Worldwide's subsidiaries are sold through various distributors and, in the 18 "control" states (and one county) in the U.S. which have established government control over certain aspects of the purchase and distribution of alcoholic beverages, through government controlled liquor authorities.

        The distilled spirits business is highly competitive, with many brands sold in the consumer market. Management believes there are approximately ten major competitors worldwide and many smaller distillers and bottlers. Management also believes that, based on units and sales value, JBB Worldwide, with four brands which each sell over one million cases worldwide, is the second or third largest producer and marketer of distilled spirits in the U.S. and is among the ten major competitors worldwide. JBB Worldwide competes on the basis of product quality and price and its responsiveness to consumer preferences.

        Raw materials for the production, storage and aging of products of JBB Worldwide's subsidiaries are principally corn, other grains, and new oak barrels, and are readily available from a number of sources except that new oak barrels are available from only two major sources, one of which is owned by a competitor. Blended Scotch whiskies are composed of a variety of grain and malt whiskies blended to provide a consistent product. The Scotch industry is therefore dependent on the trading of whiskies between whisky companies.

        Because whiskeys are aged for various periods, generally from three to eight years, subsidiaries of JBB Worldwide maintain, in accordance with industry practice, substantial inventories of bulk whiskey in warehouse facilities. Whiskey production is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand.

        The production, storage, transportation, distribution and sale of JBB Worldwide's products are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits in whole or in part.

        In the U.S., U.K. and many other countries, distilled spirits are subject to excise taxes and/or custom duties. State, local and other governmental authorities in such countries also impose taxes on distilled spirits. On January 1, 1991, the U.S. federal excise tax on distilled spirits was increased by one dollar per proof gallon. There have been no subsequent increases in the U.S. federal excise tax, although proposals to increase such taxes have been made from time to time. In addition, there are proposals pending to increase or impose new distilled spirits taxes in various jurisdictions.

        The United Kingdom Finance Acts, 1993 and 1994 did not provide for any increase in the excise duties on distilled spirits, whereas the Finance Act, 1995 provided for an increase in the excise duties on distilled spirits equivalent to 26 pence on the price of a typical 700 milliliter bottle of Scotch whisky. The U.K. budgets introduced on November 26, 1996 and November 28, 1995 provided for a decrease in the excise duties on distilled spirits with the result that the price of a typical 700 milliliter bottle of Scotch whisky decreased by 26 and 27 pence, respectively.

        It is believed that the U.S. federal excise tax increase in 1991 contributed to the decline in distilled spirits unit sales for the industry, including Beam. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

        The Alcoholic Beverage Labeling Act of 1988 and regulations promulgated thereunder by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury (the "Bureau") require that containers of alcoholic beverages bottled on or after November 18, 1989 for sale or distribution in the U.S. or for sale, distribution or shipment to members of the United States Armed Forces abroad bear the statement: "GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects. (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems."
The Alcoholic Beverage Labeling Act of 1988 and the regulations prohibit any other requirement of a statement relating to alcoholic beverages and health on any beverage alcohol container or package containing such a container. If the Secretary of the Treasury, after appropriate investigation and consultation with the Surgeon General, finds available scientific information justifying a change in, addition to or deletion of all or part of the required statement, he is required to report such information to the United States Congress together with specific recommendations with respect thereto. It is not possible to state whether any legislation or additional regulations or action imposing additional labeling or other warning statement requirements will be enacted, promulgated or taken in the U.S. or other markets in which JBB Worldwide sells products, nor is it possible to predict the effect, if any, that the existing labeling requirement or any additional labeling or other warning statement requirements may have on the industry generally or on JBB Worldwide.

        During 1996, certain competitors of JBB Worldwide began television and radio broadcast advertising of distilled spirits products in the U.S. market, and the national distilled spirits industry association retracted a previous voluntary ban on such activities. These developments have created a certain amount of controversy and threats of governmental regulation and other action at federal, state and local levels. JBB Worldwide, through its Beam subsidiary, has not begun any such advertising but may yet do so in response to competitive conditions. Other operating units outside the U.S. have previously begun such broadcast advertising in markets where legal and not in violation of voluntary restrictions by industry groups. It is not possible to state whether any legislation or additional regulation or other government action will be enacted, promulgated or taken in the U.S. market, nor is it possible to predict the effect, if any, of the ultimate resolution of this matter on the industry generally or the business of JBB Worldwide specifically.

Hardware and Home Improvement Products

        MasterBrand Industries, Inc. ("MasterBrand") is a holding company for subsidiaries in the hardware and home improvement products business. Subsidiaries include Moen Incorporated ("Moen"), Master Lock Company ("Master Lock"), Aristokraft, Inc. ("Aristokraft") and Waterloo Industries, Inc. ("Waterloo"). The hardware and home improvement products business is highly competitive. MasterBrand's operating companies compete on the basis of product quality and price and their responsiveness to consumer preferences.

        Moen manufactures and packages single- and two-handle faucets, sinks and plumbing accessories and parts and a wide variety of plumbing supply and repair products in the U.S. and East Asia. Faucets are sold under a variety of trade names, including Moen, Moentrol, Touch Control, One-Touch, Riser, Monticello, Concentrix, Chateau, Legend, Pulsation and Sani-Stream, and other products are sold under the Moen, Chicago Specialty, Dearborn Brass, Wrightway, Anchor Brass and Hoov-R-Line brand names. Composite kitchen sinks are sold under the MoenStone brand name. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors, repackagers and original equipment manufacturers. Some of the plumbing parts and repair products are purchased from other manufacturers. Products are sold principally in the U.S. and Canada and also in East Asia, Mexico and Latin America. Moen's chief competitors include Masco's Delta/Peerless, Black & Decker's Price Pfister, Kohler and American Standard.

        Legislation has been introduced in the U.S. Congress that would, if enacted, endorse a voluntary industry standard that establishes maximum allowable leachate levels of certain substances, including lead from plumbing fittings and pumps, and which would require the Environmental Protection Agency ("EPA") to evaluate the effectiveness of the standard within twelve months of enactment. The legislation that was introduced previously in the Congress would, if enacted, require a reduction in the lead content of plumbing fittings and pumps used for drinking water, if an appropriate maximum leachate standard for lead is not voluntarily adopted. In September 1994, the EPA endorsed a voluntary standard that establishes maximum leachate levels of those substances, including lead from new plumbing fittings and fixtures. It is not possible to predict whether federal, state or local legislation, regulations or action will be enacted, promulgated or taken or the nature of any such legislation, regulations or action, nor is it possible to predict the effect any such legislation, regulations or action may have on the industry generally or on Moen.

        Master Lock manufactures key-controlled and combination padlocks, chain and cable locks, bicycle locks, built-in locker locks and other specialty security devices, and also manufactures door lock sets and door hardware. Sales of products designed for consumer use are made to wholesale distributors and to home centers, hardware and other retail outlets, while sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Most sales are brokered through independent manufacturers' representatives, primarily in the U.S. and Canada. Master Lock encounters competition from Abus, Belwith, Hampton, American Lock, and various imports in the padlock segment, and from Black & Decker's Kwikset, Schlage, Masco's Weiser, and Weslock in the door hardware segment.

        Aristokraft manufactures kitchen cabinets and bathroom vanities. Stock and semi-custom cabinets are sold under the brand names of Aristokraft and Decora, respectively. Sales under the Aristokraft brand name are made in the U.S. primarily through stocking distributors for resale to kitchen and bath specialty dealers, lumber and building material dealers, remodelers and builders. Decora products are sold primarily to kitchen and bath specialty dealers. Aristokraft competes with a number of manufacturers, including Masco's Merillat and KraftMaid, American Woodmark, Schrock, Triangle Pacific and Mill's Pride.

        Waterloo manufactures tool storage products, consisting primarily of high quality steel tool boxes, tool chests, workbenches and related products manufactured for private label sale by one of the largest national retailers in the U.S. Similar products are sold under the Waterloo and All American brand names to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo also manufactures hospital carts and storage units and sells such products to institutional users. Waterloo competes with Snap-on, Kennedy, Stanley, Stack-On, and others in the metal storage segment, and with Contico, Plano, Rubbermaid and others in the plastic storage segment.

        Raw materials used for the manufacture of products offered by MasterBrand's operating companies are primarily red oak lumber, particleboard, rolled steel, brass, zinc, copper, nickel, and various plastic resins. These materials are available from a number of sources.

Golf and Leisure Products

        Acushnet Company ("Acushnet") is comprised of the Titleist and Foot-Joy Worldwide Division, the Acushnet Golf Division and Cobra. The Titleist and Foot-Joy Worldwide Division is a leading manufacturer and distributor of golf balls, golf shoes, golf clubs and golf gloves. Other products include bags, carts, dress and athletic shoes as well as socks and accessories. Acushnet's leading brands are Titleist and Pinnacle golf balls, DCI, Scotty Cameron by Titleist and Bulls Eye golf clubs and putters, Classics and DryJoys golf shoes and Sta-Sof and Weather-Sof golf gloves. Acushnet products are sold primarily to golf pro shops throughout the U.S. by the Titleist and Foot-Joy Worldwide sales force and to sporting goods stores and mass merchants through the Acushnet Golf Division. Sales are made in the U.K., Canada, Germany, Austria, Denmark, France, Sweden, The Netherlands and South Africa through subsidiaries, in Japan through a majority-owned joint venture, in Ireland through a branch of a U.K. subsidiary and outside these areas through distributors or agents. Cobra is a leading manufacturer and distributor of golf clubs, with emphasis on oversized graphite shafted golf clubs marketed and sold under the King Cobra brand name. Other Cobra products include specialty golf clubs, putters, golf bags and golf accessories. Cobra's products are sold to on-course golf pro shops and selected off-course specialty stores throughout the U.S. by independent sales representatives. Cobra markets its products internationally through subsidiaries in the U.K., continental Europe and Japan, through exclusive licensees in Australia and Canada and outside these areas through distributors.

        In golf balls, Titleist's main competition is Spalding, Wilson, Dunlop/Slazenger and Bridgestone. In golf shoes, Etonic, Nike, Dexter, Reebok, Mizuno, Stylo and Adidas are the main competition. In golf clubs, Callaway, Taylor Made, Ping, Tommy Armour, Spalding, Mizuno, Maruman, Dunlop, Bridgestone and Daiwa are the main competition. In golf gloves, Wilson, Daiwa, Dunlop/Maxfli, Kasco, Slazenger, Tommy Armour, Mizuno and Bridgestone are the main competition. Acushnet's subsidiaries compete on the basis of product quality and price and their responsiveness to consumer preferences.

Office Products

        ACCO World Corporation ("ACCO") and its subsidiaries are engaged in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products and supplies, personal computer accessory products, time management products and presentation aids. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries' specifications by third party suppliers, throughout the world, principally in the U.S., Canada, western Europe and Australia.

        ACCO USA, Inc., a subsidiary of ACCO, manufactures binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, as well as computer binders, supplies and accessories, in the U.S. ACCO Canada Inc., a subsidiary of ACCO, manufactures and distributes a similar range of office products in Canada. Principal brands include ACCO products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads and Perma Products corrugated board storage products. Products are sold throughout the U.S. and Canada by their respective sales forces to office and computer products wholesalers, retailers, dealers, mail order companies and mass merchandisers.

        Kensington Microware Limited ("Kensington"), a subsidiary of ACCO, designs, develops and markets a range of computer accessories and supplies. In 1995, Silicon Sports and STATX lines of computer accessories and cleaning products were acquired. In 1996 a subsidiary of Kensington acquired the outstanding common shares of Advanced Gravis Computer Technology Ltd. ("Gravis"), a leading marketer of products for the personal computer entertainment market. Gravis designs and sells joysticks, game pads and sound cards for both Macintosh and IBM-compatible computers.

        Subsidiaries of ACCO Europe PLC, a subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines and storage and retrieval filing systems. Their products are sold primarily in the U.K., Ireland, western Europe and Australia through their own sales forces and distributors.

        Day-Timers, Inc., a subsidiary of ACCO, manufactures personal organizers and planners in the U.S. and is estimated by management to be the leading direct marketer of time management aids in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries, through direct mail advertising and catalogs to consumers and businesses. In addition, products are sold through ACCO USA, Inc. and ACCO Canada Inc. to retailers and mass merchandisers. A subsidiary also conducts time management seminars for personnel of corporations, as well as other entities throughout the U.S., Canada, Australia and Europe. Another subsidiary markets, principally in the U.S., arts and crafts supplies primarily to schools.

        Management believes that manufacturing within the office products industry is highly fragmented. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a domestic basis only. Additionally, many manufacturers supply a relatively narrow range of products, usually concentrating on one product category. Management believes that ACCO's key competitors on a world-wide basis include Avery Dennison, Esselte, Fellowes, Atapco and GBC. Management also believes that its primary competitors for personal organizers in the North American market are Franklin Quest and Day-Runner, and its key competitors in the international market for personal organizers, although less developed than in the North American market, include Filo Fax in the U.K. and Quo Vadis in France. ACCO's operating companies compete on the basis of product quality and price and their responsiveness to consumer preferences.

Other Matters

        Employees

        Registrant and its subsidiaries had, as of December 31, 1996, the following number of employees, a substantial number of whom were covered by collective bargaining agreements with various unions:

        Registrant and subsidiaries
            excluding Gallaher:
        ---------------------------

            Distilled Spirits                          2,390
            Hardware and Home Improvement Products     8,460
            Golf and Leisure Products                  4,780
            Office Products                            8,470
            Corporate Headquarters                       200
                                                      ------
                                                      24,300
                                                      ------
        Gallaher Limited:
        ----------------
            Tobacco Products                           3,700
                                                      ------
            Total                                     28,000
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

        Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 1996 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference. As is disclosed in such table, Registrant has sizable investments in, and derives substantial income from, Europe (principally the U.K.), and, therefore, changes in the value of foreign currencies (principally sterling) can have a material effect on Registrant's financial statements when translated into U.S. dollars.

Item 2. Properties.

        Registrant leases its principal executive offices in Old Greenwich, Connecticut. The following is a description of properties of Registrant's subsidiaries.

International Tobacco

        Gallaher's principal properties are its factories in Lisnafillan, Northern Ireland, Hyde, England, Cardiff, Wales and Dublin, the Republic of Ireland, its head office in Weybridge, England, its U.K. national distribution center in Crewe, England, and administration facilities in Northolt, England. Apart from the Dublin factory, part of the Lisnafillan factory and some land adjacent to the Hyde factory which Gallaher leases, all of these are freehold properties owned by Gallaher.

        Gallaher has entered into a contract for the sale of its facilities in Northolt and an agreement to lease new premises in Perivale, west London. Completion of the sale and new lease, which is conditional on completion of certain works at the premises in Perivale, is expected to take place in late summer of 1997. In addition, Gallaher has announced its plans to expand the Lisnafillan factory and close the Hyde factory over the next three to four years.

Distilled Spirits

        JBB Worldwide operates from executive offices leased by Beam in Deerfield, Illinois. Other subsidiaries of JBB Worldwide lease offices in Glasgow, Scotland; Burnaby, British Columbia, Canada; and Gordon, New South Wales, Australia. Subsidiaries of JBB Worldwide and a joint venture in India, own and operate seven bottling plants, twelve distilleries (of which three are malt distilleries not currently in use) and numerous warehouses for the aging of bulk whiskeys all located in the U.S., Scotland, Canada and India. In addition, JBB Worldwide subsidiaries lease sales offices and warehouse space for the storage of promotional material in various locations throughout the world.

Hardware and Home Improvement Products

        MasterBrand leases its executive offices in Deerfield, Illinois and a subsidiary, Moen, owns its executive offices in North Olmsted, Ohio. Principal properties of subsidiaries of MasterBrand include nineteen plants and two distribution centers owned and operated in the U.S. A 60%-owned joint venture in China owns and operates one plant. In addition, subsidiaries of MasterBrand lease and operate three plants and four warehouses in the U.S. and ten distribution centers, of which seven are in the U.S. and one is in each of Canada, Japan and Mexico.

Golf and Leisure Products

        Acushnet owns a combined executive office and research and development facility and a distribution and packaging facility in Fairhaven, Massachusetts. In addition, it owns and operates five plants and a test facility, all located in the U.S. Acushnet also leases three warehouses, a manufacturing facility, a test facility, and two research and development facilities, all located in the U.S. Acushnet also leases an office in Taiwan. A subsidiary of Acushnet leases two combined sales office and warehouse facilities in Canada. Other Acushnet subsidiaries own and operate a plant and a warehouse in England, lease a sales office and warehouse in each of Germany, France and Sweden and lease a sales office in each of Austria, Denmark, The Netherlands, the Republic of Ireland and South Africa. Acushnet's majority-owned joint venture in Japan leases two sales offices and a warehouse facility there. Acushnet's majority-owned joint ventures in Thailand lease and operate two plants there. Acushnet's minority-owned joint venture in China leases and operates one plant. Cobra leases a combined executive office and distribution center, a combined administrative and assembly facility, a combined warehouse and distribution center and a graphite shaft production facility all located in Carlsbad, California. Principal properties of subsidiaries of Cobra are leased and include one combined sales and distribution and assembly facility in France, one combined sales and distribution office in the U.K. and one combined sales and administrative facility in Japan.

Office Products

        ACCO leases its executive offices in Deerfield, Illinois. Principal properties of subsidiaries of ACCO include seven plants owned and operated in the U.S., seven in the U.K., and one in each of France, Germany, Italy, Australia, the Republic of Ireland and Mexico. In addition, subsidiaries of ACCO lease and operate nine facilities in the U.S., three in Mexico, five in Canada, two in each of Australia and the U.K., and one in each of France, Germany and Italy. Of these leased facilities, (i) three in the U.S., two in Canada and one in each of Australia, the U.K., and Germany, are combined manufacturing and distribution facilities, (ii) five in the U.S., two in each of Canada and Mexico and one in each of the U.K., Italy, Australia and France are distribution facilities and (iii) one in each of the U.S., Canada and Mexico are manufacturing facilities.

        Registrant and its subsidiaries are of the opinion that their properties are suitable to their respective businesses and have productive capacities adequate to the needs of such businesses.

Item 3. Legal Proceedings.

        (a) (i) Registrant's former subsidiary, The American Tobacco Company ("ATCO"), and other leading tobacco manufacturers have been sued by parties seeking damages for cancer and other ailments claimed to have resulted from tobacco use and by certain asbestos manufacturers seeking unspecified amounts in indemnity or contribution in third-party actions against all or most of the major domestic tobacco manufacturers. On December 22, l994, Registrant sold ATCO to Brown & Williamson Tobacco Corporation ("B&W"), a wholly-owned subsidiary of B.A.T. B&W and ATCO have agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

          In 1988, there was a jury award against another tobacco manufacturer that was subsequently overturned on appeal and remanded for a new trial. The plaintiff in this case later withdrew the action with prejudice. In 1996, there was a jury award against B&W, successor by merger to ATCO, which is pending appeal. The smallest of the five major domestic cigarette manufacturers has announced a settlement of certain tobacco related claims. The other four major domestic cigarette manufacturers have continued to vigorously defend these lawsuits. Registrant has been named as a defendant in some of the cases brought against ATCO and is currently named in sixty-eight of these cases, although it has not been served in eleven of such cases. One such action is brought by an individual alleging health ailments caused by the inhalation of environmental tobacco smoke (Dunn, described below); eight are brought by the attorneys general (or on behalf of the attorney general) of Hawaii (State of Hawaii, described below), Ohio (Coyne, described below), Louisiana (Ieyoub, described below), Michigan (Kelley, described below), West Virginia (McGraw, described below), Iowa (State of Iowa, described below), Oklahoma (State of Oklahoma, described below), and Utah (State of Utah, described below) respectively, seeking unspecified compensatory and punitive damages and various forms of relief, including restitution of the expenditures by the state for the cost of medical care provided by the state to its citizens for numerous diseases allegedly caused by cigarette and other tobacco products; seventeen allege state or nationwide class actions on behalf of individuals allegedly addicted to cigarettes through the manipulation of nicotine levels or individuals who have suffered personal injury from the use of cigarettes. The seventeen cases are Arch (purporting to be a Pennsylvania class action, described below), Chamberlain (purporting to be an Ohio class action, described below), Conner (purporting to be a New Mexico class action, described below), Crozier (purporting to be an Alabama class action, described below), Emig (purporting to be a Kansas class action, described below), Harris (purporting to be a Pennsylvania class action, described below), Masepohl (purporting to be a Minnesota class action, described below), McCune (purporting to be a West Virginia class action, described below), McGinty (purporting to be an Arkansas class action, described below), Norton (purporting to be an Indiana class action, described below), Peterson (purporting to be a Hawaii class action, described below), Reed (purporting to be a District of Columbia class action, described below), Richardson (purporting to be a Maryland class action, described below), Ruiz (purporting to be a Puerto Rico class action, described below), Scott (purporting to be a Louisiana class action, described below), Walls (purporting to be an Oklahoma class action, described below) and Zito (purporting to be a New York class action, described below). There are also forty-two individual cases where the plaintiffs allege personal injury from the use of cigarettes (Castano, Creech, Cresser, Dymits, Dzak, Evans, Fernandez, Galvan, M.L., Gossett, Hagness, E., Harris, G., Heitsch, Hellen, Hernandez, M., Hulsey, Inzerilla, Knutsen, Kristich, Lewis, Lucca, Luna, Magill, Margolin, Martinez, Nociforo, Oglesby, Perez, Portnoy, Ramirez, Ramirez, J., Ramirez, O., Reed, M., Reitano, Rose, Salinas, Sanchez, Schwartz, Siegel, Sola, Stern, Vacquera, and Whirley - all described below).

          The following sets forth the principal parties to the above-described sixty-eight proceedings in which Registrant is currently named as a defendant, the court in which such proceedings are pending and the date such proceedings were instituted against Registrant: Arch v. The American Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania, August 8, 1996; Castano v. The American Tobacco Company, et al., United States District Court for the Eastern District of Louisiana, March 29, 1994; Chamberlain v. The American Tobacco Company, et al., United States District Court for the Northern District of Ohio, August 14, 1996; Conner v. The American Tobacco Company, et al., Second Judicial District Court of Bernalillo County, New Mexico, October 10, 1996; Coyne v. American Brands, et al., United States District Court for the Northern District of Ohio, September 17, 1996; Creech v. The American Tobacco Company, et al., Supreme Court of the State of New York, Richmond County, January 6, 1997; Cresser v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, October 10, 1996; Crozier v. The American Tobacco Company, et al., United States District Court for the Middle District of Alabama, August 8, 1996; Dunn v. The American Tobacco Company, et al., Circuit Court of Delaware County, Indiana, May 28, 1993; Dymits
v. American Brands, et al., United States District Court for the Northern District of California, May 22, 1996; Dzak v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, December 8, 1996; Emig v. The American Tobacco Company, et al., 18th Judicial District Court of Sedgwick County, Kansas, Civil Department, February 6, 1997; Evans v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 23, 1996; Fernandez v. American Brands, et al., District Court of Nueces County, Texas, November 13, 1996; Galvan v. American Brands, et al., District Court of Nueces County, Texas, March 3, 1997; Gossett v. American Brands, et al., United States District Court for the Southern District of Texas, Brownsville Division, November 14, 1996; E. Hagness v. American Brands, et al., District Court of Nueces County, Texas, December 27, 1996; G. Harris v. American Brands, et al., United States District Court for the Southern District of Texas, December 2, 1996; Harris v. The American Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania, October 14, 1996; State of Hawaii v. Brown & Williamson Tobacco Corporation, et al., Circuit Court of the First Circuit, Hawaii, January 31, 1997; Heitsch v. American Brands, et al., District Court of Hidalgo County, Texas, December 23, 1996; Hellen v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 23, 1996; M. Hernandez v. American Brands, et al., District Court of Nueces County, Texas, December 16, 1996; Hulsey v. American Brands, et al., United States District Court for the Southern District of Texas, December 2, 1996; Ieyoub (State of Louisiana) v. The American Tobacco Company, et al, District Court of Calcasieu Parish, Louisiana, March 13, 1996; Inzerilla

v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, May 29, 1996; Kelley (State of Michigan) v. The American Tobacco Company, et al., Circuit Court for the 30th Judicial Circuit, Michigan, August 21, 1996; Knutsen v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, October 11, 1996; Kristich v. The American Tobacco Company, et al., Supreme Court of the State of New York, Suffolk County, November 15, 1996; Lewis v. American Brands, et al., District Court of Hidalgo County, Texas, January 24, 1997; Lucca v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, February 3, 1997; Luna v. American Brands, et al., District Court of Nueces County, Texas, November 13, 1996; Magill v. American Brands, et al., District Court of Nueces County, Texas, December 23, 1996; Margolin v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, November 22, 1996; Martinez v. The American Tobacco Company, et al., District Court of Nueces County, Texas, November 19, 1996; Masepohl v. The American Tobacco Company, et al., United States District Court for the District of Minnesota, September 3, 1996; McCune
v. The American Tobacco Company, et al., United States District Court for the Southern District of West Virginia, January 31, 1997; McGinty v. The American Tobacco Company, et al., United States District Court for the Eastern District of Arkansas, Western Division, November 4, 1996; McGraw (State of West Virginia)
v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, September 20, 1994; Nociforo v. The American Tobacco Company, et al., Supreme Court of the State of New York, Suffolk County, July 16, 1996; Norton v. Brown & Williamson Tobacco Corporation, et al., United States District Court for the Southern District of Indiana, May 3, 1996; Oglesby v. American Brands, et al., United States District Court for the Southern District of Texas, December 2, 1996; Oklahoma (State of Oklahoma) v. The American Tobacco Company, et al., District Court for Cleveland County, Oklahoma, August 22, 1996; G. Perez v. American Brands, et al., District Court of Hidalgo County, Texas, November 26, 1996; Peterson v. The American Tobacco Company, et al., Circuit Court of the First Circuit, Hawaii, February 6, 1997; Portnoy v. The American Tobacco Company, et al., Supreme Court for the State of New York, Suffolk County, July 15, 1996; Ramirez v. American Brands, et al., District Court of Hidalgo County, Texas, November 12, 1996; J. Ramirez v. American Brands, et al., District Court of Hidalgo County, Texas, December 23, 1996; O. Ramirez v. American Brands, et al., District Court of Brooks County, Texas, December 23, 1996; Reed v. Philip Morris Incorporated, et al., Superior Court of the District of Columbia, June 21, 1996; M. Reed v. American Brands, et al., United States District Court for the Southern District of Texas, December 6, 1996; Reitano v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 22, 1996; Richardson v. Philip Morris Inc., et al., County Court of Baltimore, Maryland, May 24, 1996; Rinaldi v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, January 6, 1997; Rose
v. The American Tobacco Company, et al., Supreme Court of the State of New York, New York County, December 18, 1996; Ruiz v. The American Tobacco Company, et al., United States District Court for the District of Puerto Rico, December 9, 1996; Salinas v. American Brands, et al., District Court of Webb County, Texas, February 20, 1997; Sanchez v. American Brands, et al., Circuit Court of the State of Texas, Starr County, December 6, 1996; Schwartz v. The American Tobacco Company, et al., Supreme Court for the State of New York, Kings County, December 9, 1996; Scott v. The American Tobacco

Company, et al., United States District Court for the Eastern District of Louisiana, Orleans Parish, May 25, 1996; Siegel v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 22, 1996; Sola v. The American Tobacco Company, et al., Supreme Court for the State of New York, Bronx County, July 12, 1996; State of Iowa v. The American Tobacco Company, et al., District Court of Iowa, Polk County, November 27, 1996; State of Utah v. The American Tobacco Company, et al., United States District Court for the District of Utah, Central Division, September 30, 1996; Stern v. The American Tobacco Company, et al., United States District Court for the Southern District of New York January 29, 1997; Vacquera v. American Brands, et al., District Court of Hidalgo County, Texas, December 4, 1996; Walls v. The American Tobacco Company, et al., District Court of Creek County, Oklahoma, February 6, 1997; Whirley v. American Brands, et al., United States District Court for the Southern District of Texas, December 2, 1996; and Zito v. The American Tobacco Company, et al., Supreme Court of the State of New York, New York County, June 19, 1996.

          Reference is made to the description of Dymits v. American Brands, et al., United States District Court for the Northern District of California, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996. By order dated December 31, 1996, Registrant's motion to dismiss for lack of personal jurisdiction was granted with prejudice. The plaintiff in this case has indicated that he will appeal the trial court's order.

          Reference is made to the description of State of Maryland v. Philip Morris Inc., et al., Circuit Court of Baltimore, Maryland, in paragraph (a) of
Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996. On November 11, 1996, Registrant was dismissed by stipulation as a defendant in such case.

          Reference is made to the description of Banks v. Philip Morris Companies Inc., et al., Circuit Court of Okaloosa County, Florida, in paragraph
(a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996. On December 10, 1996, this action was voluntarily dismissed by the plaintiff.

          Reference is made to the description of Daniels v. Brown & Williamson Tobacco Corp., et al., United States District Court for the Eastern District of New York, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996. On November 18, 1996, a consent order was filed dismissing Registrant from this action.

          Reference is made to the description of Pollan v. Brown & Williamson Tobacco Corp., et al., United States District Court for the Eastern District of New York, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996. On November 18, 1996, a consent order was filed dismissing Registrant from this action.

          In addition, Registrant was named as a defendant, together with leading tobacco manufacturers, in Pazienza v. B.A.T Industries P.L.C., et al., Superior Court of New Jersey, Middlesex County, December 13, 1996, and Attanazio
v. B.A.T Industries P.L.C., et al., Superior Court of New Jersey, Middlesex County, January 6, 1997. Pazienza and Attanazio are individual cases where the plaintiffs allege personal injury from the use of cigarettes. On January 22, 1997 and February 12, 1997, respectively, consent orders were filed dismissing Registrant from these actions.

          Registrant has been informed that (1) two actions involving the smoking and health controversy were filed in the District Court of Nueces County, Texas on December 12 and December 16, 1996, (2) an action involving the smoking and health controversy was filed in the District Court of Starr County, Texas on December 16, 1996, (3) an action involving the smoking and health controversy was filed in the District Court of Willacy County, Texas on December 16, 1996, and (4) an action involving the smoking and health controversy was filed in the District Court of Kleberg County, Texas on December 23, 1996, and that Registrant has been named as a defendant in the foregoing actions. As of the date hereof, Registrant has not been served nor has it obtained copies of the complaints in respect of these actions.

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

          (ii) (A) To date limited legal aid has been granted to claimants in alleged health-related actions against tobacco manufacturers in the U.K. Gallaher is currently involved in four actions in the U.K. in respect of which plaintiffs are alleging health damage resulting from tobacco use and have made applications for legal aid. Two of these actions, in Scotland, were stayed pending applications for legal aid and those applications were subsequently refused. In the third action, in Northern Ireland, legal aid was granted but the case has made no significant progress since the writ was served in 1990. In the fourth action, in Northern Ireland, the claimant has received limited legal aid, but has not received legal aid to issue proceedings.

          In England, applications for legal aid were filed with the Legal Aid Board commencing in 1992 and were subsequently rejected after opposition by a number of tobacco manufacturers. The Legal Aid Board subsequently reconsidered the applications and in January 1995 granted limited legal aid to approximately 200 claimants seeking to bring proceedings against tobacco manufacturers for alleged smoking-related ailments. A number of tobacco manufacturers thereafter submitted further representations in opposition to the applicants' requests for full legal aid and the Legal Aid Board announced in July 1996 that all legal aid was being withdrawn.

          Notwithstanding the denial of legal aid, in November 1996 proceedings were issued in England by 12 plaintiffs against Gallaher and Imperial Tobacco alleging that the claimants had contracted lung cancer as a result of smoking tobacco products. Seven of these plaintiffs allege that they smoked tobacco products manufactured by Gallaher. In December 1996 another writ was issued by the same legal advisers on behalf of a further 11 plaintiffs, eight of whom allege that they smoked tobacco products manufactured by Gallaher. These proceedings have been brought without any legal aid but with the plaintiffs' legal advisers acting on a conditional fee basis whereby they will receive a fee only if the proceedings are successful. Gallaher has been informed by the plaintiffs' solicitors that, in total, the plaintiffs' solicitors are processing approximately 100 claims.

          (B) The first action against a tobacco manufacturer in the U.K. alleging smoking-related health effects was brought against Gallaher. Dean v. Gallaher Limited was an action commenced in the High Court in Northern Ireland in which the plaintiff sought unspecified damages against Gallaher Limited and its subsidiary and predecessor, Hergall (1981) Limited (In liquidation) ("Hergall") for peripheral vascular disease, probably Buerger's disease, allegedly caused by cigarette smoking. In 1988, the plaintiff obtained legal aid to proceed up to the point of setting down for trial. He served his Writ later that year and his statement of claim in 1989. Beginning on October 14, 1996, the Court heard evidence at a trial of the preliminary issue as to whether the plaintiff was suffering from Buerger's disease or peripheral vascular disease. After three days of testimony, the hearing was adjourned at the plaintiff's request. On October 21, 1996, the plaintiff consented to judgment being entered in favor of the defendants in both actions.

          (C) In Brennan v. Hergall (1981) Limited (In Liquidation), in the High Court in Northern Ireland, the plaintiff, a former employee of Hergall (then called Gallaher Limited), is seeking unspecified damages for peripheral arterial disease allegedly caused by cigarette smoking. The plaintiff received legal aid and issued a writ in October 1990, but no statement of claim has been served to date. The writ was originally served on Gallaher, but in March 1995, the plaintiff obtained leave to substitute Hergall as the named defendant in the action, and in November 1995, the plaintiff filed an amended writ of summons naming Hergall as the proper defendant.

          (D) In Havelin v. Gallaher Limited et al., in the Court of Session in Scotland, the pursuer commenced his action in May 1995 against Gallaher by issuing a summons and condescendence. The pursuer seeks (Pounds)100,000 plus interest for Buerger's disease allegedly caused by cigarette smoking. In February 1995, prior to commencing this action, the pursuer applied to the Scottish Legal Aid Board for legal aid to fund his action. Gallaher submitted representations in opposition and in June 1995, the pursuer's application for legal aid was refused. The pursuer sought a review of this decision, which was unsuccessful in November 1995. This litigation is currently stayed.

          (E) In Burnett v. Gallaher Limited, in the Court of Session in Scotland, the pursuer commenced his action in July 1995 by issuing a summons and condescendence. The pursuer seeks (Pounds)100,000 plus interest for heart disease allegedly caused by cigarette smoking. In July 1995, the pursuer applied to the Scottish Legal Aid Board for legal aid to fund his action. Gallaher submitted representations in opposition and in June 1996, the pursuer's application for legal aid was refused. This litigation is currently stayed.

          (F) In Shiels v. Gallaher Limited et al., in the High Court in Northern Ireland, the plaintiff issued a writ in October 1995 and served it in October 1996. The plaintiff, the representative of the deceased, seeks unspecified damages for Buerger's disease and/or premature atherosclerosis suffered by the deceased allegedly caused by cigarette smoking. The plaintiff sought legal aid to issue proceedings and in November 1995, Gallaher submitted representations in opposition to the grant of legal aid. To date, the plaintiff has received only limited legal aid but has not received legal aid to issue proceedings. On January 10, 1997, plaintiff's application for an extension of time in which to serve a statement of claim was adjourned by consent until May 16, 1997.

          (G) On November 12, 1996, a writ was issued by the London law firm of Leigh, Day & Co. in the High Court of England and Wales on behalf of 12 plaintiffs (Hodgson, et al. v. Imperial Tobacco Limited and Gallaher Limited). Each of the plaintiffs claims to have contracted lung cancer as a result of smoking tobacco products. Seven of the 12 plaintiffs claim to have smoked Gallaher's products. Those plaintiffs are John Barrie Hodgson, Denis William House, Leslie Marsden, Martin Margolis, Murdo Ian Macmillan, Sarah Marie Hore and James Alan Beech. On December 10, 1996, Leigh Day & Co. issued another writ on behalf of 11 further plaintiffs (Bywater et al. v. Imperial Tobacco Limited and Gallaher Limited), each of whom also claims to have developed lung cancer as a result of smoking tobacco products. Eight of the 11 plaintiffs claim to have smoked Gallaher's products. Those plaintiffs are Anthony John Bywater, Thomas Patrick Keating, David Michael Knight, Peter Joseph Keating, John Alan Lightfoot, Susan Virginia Auton, John Matthew Williams and Frances Wilcox. On December 11, 1996, the plaintiffs' lawyers requested the early assignment of a High Court judge to these cases. On December 31, 1996, the Senior Master and Queen's Remembrancer of the High Court denied the plaintiffs' request for a recommendation to the Lord Chief Justice for the assignment of a single judge to the cases. The Senior Master recommended that the plaintiffs' lawyers take various steps to clarify the nature, scope and scale of the litigation and indicated that he would be prepared to hear the application again once such steps have been taken. Leigh, Day & Co. has proposed that 20 cases be identified as lead cases and that these 20 cases be tried together as a group action in October 1998 and has advised the Court that it and other associated law firms are working together on approximately 100 cases (including the 23 filed in November and December 1996). It is not possible at the outset of this litigation to predict what form the proceedings might ultimately take or the time frame in which the litigation might proceed.

          (H) In addition to the actions described above, from time to time Gallaher has received a small number of letters before action alleging smoking-related health effects as a result of smoking cigarettes manufactured by Gallaher. As of the date hereof, Gallaher was not aware of any proceeding commenced against it in relation to these allegations.

          (I) Registrant has been advised by its legal advisers that, in their opinion on the basis of their investigations generally with respect to actions and claims of this character, Gallaher has meritorious defenses to these actions and claims. The pending actions and claims will be vigorously contested.

          (b) It is not possible to predict the outcome of the pending litigation, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. See the note captioned "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders of Registrant, which note is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 4a.  Executive Officers of the Registrant.

          The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                             Present positions and offices with
                            Registrant and principal occupations
Name                             during the past five years            Age
----                        ------------------------------------       ---

Thomas C. Hays              Chairman of the Board and Chief             61
                            Executive Officer of Registrant
                            since January 1995; President and
                            Chief Operating Officer of
                            Registrant prior thereto

John T. Ludes               President and Chief Operating Officer       60
                            of Registrant since January 1995;
                            Group Vice President of Registrant and
                            President and Chief Executive Officer
                            of Acushnet prior thereto

Dudley L. Bauerlein, Jr.    Senior Vice President and Chief             50
                            Financial Officer of Registrant
                            since January 1995; Vice President
                            and Treasurer of Registrant prior thereto

Gilbert L. Klemann, II      Senior Vice President and General           46
                            Counsel of Registrant

                         Present positions and offices with
                        Registrant and principal occupations
Name                        during the past five years          Age
----                    ------------------------------------    ---

Charles H. McGill       Senior Vice President -- Corporate       55
                        Development of Registrant since
                        January 1996; Vice President --
                        Corporate Development of Registrant
                        during 1995; Corporate Vice
                        President -- Acquisitions of The Dun &
                        Bradstreet Corporation prior thereto

Steven C. Mendenhall    Senior Vice President and Chief          48
                        Administrative Officer of Registrant
                        since January 1995; Vice President
                        and Chief Administrative Officer of
                        Registrant from 1993 through 1994;
                        Vice President -- Human Resources of
                        Registrant prior thereto

Robert J. Rukeyser      Senior Vice President -- Corporate       54
                        Affairs of Registrant

Craig P. Omtvedt        Vice President and Chief Accounting      47
                        Officer of Registrant since January
                        1997; Vice President -- Deputy
                        Controller and Chief Internal Auditor
                        of Registrant during 1996; Deputy
                        Controller and Chief Internal Auditor
                        of Registrant during 1995; Deputy
                        Controller of Registrant prior
                        thereto

         Mr. Peter M. Wilson, who has been a member of the Executive Committee of the Board of Directors of Registrant and Chairman and Chief Executive of Gallaher since February 1, 1994, is deemed to be an executive officer of Registrant for the purposes of this Item 4a. Mr. Wilson was Deputy Chairman of Gallaher and Chairman and Chief Executive of Gallaher Tobacco Limited prior thereto. His age is 55.

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


                                    PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

         See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 1996 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On March 3, 1997, there were 51,855 record holders of Registrant's Common Stock, par value $3.125 per share.

Item 6.  Selected Financial Data.

         See the information for 1992 through 1996 in the table captioned "Six-Year Consolidated Selected Financial Data" contained in the 1996 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         See the discussion and analysis under the captions "Results of Operations" and "Financial Condition" contained in the 1996 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         See the information in the Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 1996 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 1996 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of Registrant.

         See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 1997, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11. Executive Compensation.

         See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 1997, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          See the information in the table and notes related thereto and in the last paragraph under the caption "Election of Directors" and the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 1997, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          None.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

         Consolidated Balance Sheet as of December 31, 1996 and 1995 contained in the 1996 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994 contained in the 1996 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994 contained in the 1996 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994 contained in the 1996 Annual Report to Stockholders of Registrant is incorporated herein by reference.

         Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders of Registrant are incorporated herein by reference.

         Report of Independent Accountants contained in the 1996 Annual Report to Stockholders of Registrant is incorporated herein by reference.

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

3(ii). By-laws of Registrant as in effect on the date hereof are incorporated herein by reference to Exhibit 3(ii)(b) to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.

10a1. Article XII ("Incentive Compensation") of the By-laws of Registrant is incorporated herein by reference to Exhibit 3(ii) hereof.*

10b1. 1986 Stock Option Plan of American Brands, Inc. and amendments thereto are incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b1 hereto is incorporated herein by reference to
         Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

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

10c1. Amended Supplemental Plan of American Brands, Inc. is incorporated herein by reference to Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to
         Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to
         Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c5. Schedule identifying substantially identical agreements to the Trust Agreement and the Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Charles H. McGill.*

10c6. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c7. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c6 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c8. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10c6 and 10c7 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert
         J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Retirement Agreement, made as of January 1, 1995, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10f1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f1. Gallaher Limited Executive Incentive Plan adopted on October 20, 1994 is incorporated herein by reference to Exhibit 10g1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f2. Trust Deed dated March 24, 1983 between Gallaher Limited ("Gallaher") and Gallaher Pensions Limited, and amendments thereto, providing supplemental retirement benefits to certain executives of Gallaher are incorporated herein by reference to Exhibits 10g2 and 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989.*

10f3. Trust Deed dated June 3, 1992 further amending Exhibit 10f2 hereto is incorporated herein by reference to Exhibit 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10f4. Trust Deed dated January 24, 1994 further amending Exhibits 10f2 and 10f3 hereto is incorporated herein by reference to Exhibit 10g4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10f5. Trust Deed dated April 8, 1994 further amending Exhibits 10f2, 10f3 and 10f4 hereto is incorporated herein by reference to Exhibit 10f5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10g1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10h1. Service Agreement dated March 11, 1997 between Gallaher and Peter M. Wilson.*

10h2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson is incorporated herein by reference to Exhibit 10o2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10h3. Letter dated March 15, 1994 amending Exhibit 10h2 hereto is incorporated herein by reference to Exhibit 10o3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10i1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10i2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10j1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10j2. Amendment dated November 28, 1994 to the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j3. Schedule identifying substantially identical agreements to the Agreement and the Amendment thereto constituting Exhibits 10j1 and 10j2 hereto, respectively, entered into by Registrant with Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt.*

10k1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10k2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10k1 hereto is incorporated herein by reference to
         Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10k3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10k1 and 10k2 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert
         J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Craig
         P. Omtvedt.*

10l1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and Thomas C. Hays are incorporated herein by reference to
         Exhibit 10v1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10l2.    Amendment effective as of January 1, 1995 to the Agreement constituting
         Exhibit 10l1 hereto is incorporated herein by reference to Exhibit 10t2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10l3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10l1 and 10l2 hereto, respectively, is incorporated herein by reference to Exhibit 10t3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10m2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10m1 hereto is incorporated herein by reference to
         Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10m3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10m1 and 10m2 hereto, respectively, is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10m1, 10m2 and 10m3 hereto entered into by Registrant with John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Craig P. Omtvedt.*

10n1. Agreement dated February 24, 1995 between Registrant and Charles H. McGill is incorporated herein by reference to Exhibit 10w1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

l0o1. Rights Agreement dated as of December 13, 1987 between Registrant and First Chicago Trust Company of New York, as Rights Agent, and amendments thereto is incorporated herein by reference to Exhibit 10aa1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1996 Annual Report to Stockholders of Registrant.

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

     Registrant filed a Current Report on Form 8-K, dated October 16, 1996, in respect of Registrants' press release dated October 15, 1996 announcing that Registrant will redeem its 7 3/4% Eurodollar Convertible Debentures Due 2002, its 5-3/8% Eurodollar Convertible Debentures Due 2003 and its 5-3/4% Eurodollar Convertible Debentures Due 2005. (Items 5 and 7 (c)).

     Registrant filed a Current Report on Form 8-K, dated October 22, 1996, in respect of Registrant's press release dated October 22, 1996 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1996 (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated December 19, 1996, in respect of Registrant's press release dated December 19, 1996 announcing Registrant's plan to consolidate production at its Gallaher tobacco unit (Items 5 and 7(c)).

     Registrant filed a Current Report on Form 8-K, dated January 24, 1997, in respect of Registrant's press release dated January 24, 1997 announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 1996 (Items 5 and 7(c)).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN BRANDS, INC.
                                          (Registrant)

                                        By      Thomas C. Hays
                                                Thomas C. Hays
                                          Chairman of the Board and
Date:  March 13, 1997                      Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


        Thomas C. Hays
    Thomas C. Hays, Chairman of the Board and
    Chief Executive Officer (principal executive officer) and Director
    Date:  March 13, 1997


        John T. Ludes*
    John T. Ludes, President and Chief
    Operating Officer and Director
    Date:  March 13, 1997


        Dudley L. Bauerlein, Jr.
    Dudley L. Bauerlein, Jr., Senior Vice President and
    Chief Financial Officer (principal
    financial officer)
    Date:  March 13, 1997


        Craig P. Omtvedt
    Craig P. Omtvedt, Vice President and Chief Accounting
    Officer (principal accounting officer)
    Date:  March 13, 1997


        Eugene R. Anderson*
    Eugene R. Anderson, Director
    Date:  March 13, 1997


        Patricia O. Ewers*
    Patricia O. Ewers, Director
    Date:  March 13, 1997

        John W. Johnstone, Jr.*
    John W. Johnstone, Jr., Director
    Date:  March 13, 1997

        Wendell J. Kelley*
    Wendell J.  Kelley, Director
    Date:  March 13, 1997


        Sidney Kirschner*
    Sidney Kirschner, Director
    Date:  March 13, 1997


        Gordon R. Lohman*
    Gordon R. Lohman, Director
    Date:  March 13, 1997


        Charles H. Pistor, Jr.*
    Charles H. Pistor, Jr., Director
    Date:  March 13, 1997


        Anne M. Tatlock*
    Anne M. Tatlock, Director
    Date:  March 13, 1997


        John W. Thompson*
    John W. Thompson, Director
    Date:  March 13, 1997


        Peter M. Wilson*
    Peter M. Wilson, Director
    Date:  March 13, 1997


    *By        A. Robert Colby
        A. Robert Colby, Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                     Pages
                                                                     -----
AMERICAN BRANDS, INC. AND SUBSIDIARIES

     Report of Independent Accountants                                F-2

     Schedule
     --------


          II   Valuation and qualifying accounts
                  For the years ended December 31,
                  1996, 1995 and 1994                                 F-3

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Stockholders of
  American Brands, Inc.:

     Our report on the consolidated financial statements of American Brands, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1996 Annual Report to Stockholders of American Brands, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND L.L.P.



1301 Avenue of the Americas
New York, New York
February 3, 1997

                   AMERICAN BRANDS, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     For the Years Ended December 31, 1996, 1995 and 1994 (In millions)
         Col. A                Col. B          Col. C          Col. D           Col. E
                           --------------  ---------------  -------------      ---------
                                              Additions
                                           ---------------
                           Balance at      Charged                              Balance
                           Beginning       to Costs                             at End
Description                of Period       and Expenses     Deductions         of Period
----------------------------------------------------------------------------------------
1996:
 Allowance for cash
  discounts                  $ 5.5           $ 64.4         $ 73.4 (1)         $ 7.8
                                                             (11.3)(3)
 Allowance for
  returns                     15.6            131.2          130.3 (1)          18.9
                                                              (2.4)(3)
 Allowance for
  doubtful accounts           26.1              6.7            8.1 (2)          26.8
                                                              (2.1)(3)
                                                            ---------
                             $47.2           $202.3         $   196.0          $53.5
                             =====           ======         =========      =========
1995:
 Allowance for cash
  discounts                  $ 5.3           $ 42.8         $    42.6 (1)      $ 5.5
 Allowance for
  returns                     12.6             98.3              95.3 (1)       15.6
 Allowance for
  doubtful accounts           34.1              7.2              15.2 (2)       26.1
                             -----           ------         ---------      ---------
                             $52.0           $148.3         $   153.1          $47.2
                             =====           ======         =========      =========
1994:
 Allowance for cash
  discounts                  $ 6.3           $ 93.0         $    92.7 (1)      $ 5.3
                                                                  1.3 (4)
 Allowance for
  returns                     21.9             90.9              93.2 (1)       12.6
                                                                  7.0 (4)
 Allowance for
  doubtful accounts           34.3             11.3              (0.9)(5)       34.1
                                                                  9.5 (2)
                                                                  2.9 (4)
                             -----           ------         ---------      ---------
                             $62.5           $195.2         $   205.7          $52.0
                             =====           ======         =========      =========

 (1) Cash discounts and returns allowed customers.
 (2) Doubtful accounts written off, net of recoveries.
 (3) Balance at acquisition date of subsidiaries.
 (4) Balance at disposal date of subsidiaries.
 (5) Effect of changes in foreign exchange rates.

                                 EXHIBIT INDEX


3(i). Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3a2 to the Quarterly Report on Form 10-Q of Registrant dated May 14, 1990.

3(ii). By-laws of Registrant as in effect on the date hereof are incorporated herein by reference to Exhibit 3(ii)(b) to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.

10a1. Article XII ("Incentive Compensation") of the By-laws of Registrant is incorporated herein by reference to Exhibit 3(ii) hereof.*

10b1. 1986 Stock Option Plan of American Brands, Inc. and amendments thereto are incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2. Amendment to 1986 Stock Option Plan of American Brands, Inc. constituting Exhibit 10b1 hereto is incorporated herein by reference to
         Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

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

10c1. Amended Supplemental Plan of American Brands, Inc. is incorporated herein by reference to Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to
         Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to
         Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c5. Schedule identifying substantially identical agreements to the Trust Agreement and the Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Charles H. McGill.*

10c6. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c7. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c6 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c8. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10c6 and 10c7 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert
         J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Retirement Agreement, made as of January 1, 1995, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10f1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f1. Gallaher Limited Executive Incentive Plan adopted on October 20, 1994 is incorporated herein by reference to Exhibit 10g1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10f2. Trust Deed dated March 24, 1983 between Gallaher Limited ("Gallaher") and Gallaher Pensions Limited, and amendments thereto, providing supplemental retirement benefits to certain executives of Gallaher are incorporated herein by reference to Exhibits 10g2 and 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1989.*

10f3. Trust Deed dated June 3, 1992 further amending Exhibit 10f2 hereto is incorporated herein by reference to Exhibit 10g3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10f4. Trust Deed dated January 24, 1994 further amending Exhibits 10f2 and 10f3 hereto is incorporated herein by reference to Exhibit 10g4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10f5. Trust Deed dated April 8, 1994 further amending Exhibits 10f2, 10f3 and 10f4 hereto is incorporated herein by reference to Exhibit 10f5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10g1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10h1. Service Agreement dated March 11, 1997 between Gallaher and Peter M. Wilson.*

10h2. Letter dated September 20, 1991 from Gallaher in respect of retirement benefits provided to Peter M. Wilson is incorporated herein by reference to Exhibit 10o2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10h3. Letter dated March 15, 1994 amending Exhibit 10h2 hereto is incorporated herein by reference to Exhibit 10o3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1993.*

10i1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10i2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10j1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10j2. Amendment dated November 28, 1994 to the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j3. Schedule identifying substantially identical agreements to the Agreement and the Amendment thereto constituting Exhibits 10j1 and 10j2 hereto, respectively, entered into by Registrant with Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt.*

10k1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10k2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10k1 hereto is incorporated herein by reference to
         Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10k3. Schedule identifying substantially identical agreements to the Trust Agreement and Amendment thereto constituting Exhibits 10k1 and 10k2 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert
         J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Craig
         P. Omtvedt.*

10l1. Agreement dated as of March 1, 1988 and amendments thereto between Registrant and Thomas C. Hays are incorporated herein by reference to
         Exhibit 10v1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10l2.    Amendment effective as of January 1, 1995 to the Agreement constituting
         Exhibit 10l1 hereto is incorporated herein by reference to Exhibit 10t2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10l3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10l1 and 10l2 hereto, respectively, is incorporated herein by reference to Exhibit 10t3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

10m2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10m1 hereto is incorporated herein by reference to
         Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10m3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10m1 and 10m2 hereto, respectively, is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10m4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10m1, 10m2 and 10m3 hereto entered into by Registrant with John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Craig P. Omtvedt.*

10n1. Agreement dated February 24, 1995 between Registrant and Charles H. McGill is incorporated herein by reference to Exhibit 10w1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

l0o1. Rights Agreement dated as of December 13, 1987 between Registrant and First Chicago Trust Company of New York, as Rights Agent, and amendments thereto is incorporated herein by reference to Exhibit 10aa1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

11. Statement setting forth net income for computation of earnings per Common share, primary and fully diluted, and statement setting forth computation of weighted average number of Common shares outstanding on a fully diluted basis.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1996 Annual Report to Stockholders of Registrant.

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