Form 10-Q
period 1997-03-31
AMERICAN BRANDS INC /DE/
filed 1997-05-13
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended March 31, 1997

                              AMERICAN BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              13-3295276
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         1700 East Putnam Avenue, Old Greenwich, Connecticut 06870-0811
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at April 30, 1997 was 171,927,279 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                               March 31,       December 31,
                                                 1997              1996
                                             ------------      ------------
                                             (Unaudited)        (Restated)

Assets

     Current assets
      Cash and cash equivalents              $   39.6           $   34.9
      Accounts receivable, net                  833.2              892.4

      Inventories
       Bulk whiskey                             375.2              379.3
       Other raw materials, supplies and
        work in process                         285.9              266.8
       Finished products                        412.9              391.8
                                             --------           --------
                                              1,074.0            1,037.9

      Net assets of discontinued operations     767.0              683.3
      Other current assets                      190.6              193.6
                                             --------           --------
        Total current assets                  2,904.4            2,842.1

     Property, plant and equipment, net         958.7              972.6

     Intangibles resulting from
      business acquisitions, net              3,676.0            3,730.7

     Other assets                               198.0              191.9
                                             --------           --------
        Total assets                         $7,737.1           $7,737.3
                                             ========           ========


            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                                  March 31,        December 31,
                                                    1997              1996
                                                -----------       ------------
                                                (Unaudited)        (Restated)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                      $ 43.7            $ 37.1
       Commercial paper                             906.3             691.2
       Accounts payable                             201.8             241.3
       Accrued taxes                                436.3             443.4
       Accrued expenses and other liabilities       434.6             601.2
       Current portion of long-term debt             93.7              53.9
                                                ---------         ---------
         Total current liabilities                2,116.4           2,068.1

     Long-term debt                               1,452.4           1,598.3
     Deferred income taxes                           44.6              19.3
     Postretirement and other liabilities           373.0             367.4
                                                ---------         ---------
         Total liabilities                        3,986.4           4,053.1
                                                ---------         ---------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option               12.6              12.9
       Common stock, par value $3.125 per
        share, 229.6 shares issued                  717.4             717.4
       Paid-in capital                              170.5             166.5
       Foreign currency adjustments                (225.5)           (195.9)
       Retained earnings                          5,076.0           5,025.4
       Treasury stock, at cost                   (2,000.3)         (2,042.1)
                                                ---------         ---------
         Total stockholders' equity               3,750.7           3,684.2
                                                ---------         ---------
           Total liabilities and
             stockholders' equity               $ 7,737.1         $ 7,737.3
                                                =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 1997 and 1996
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)
                                                  1997            1996
                                               ----------      ----------
                                                               (Restated)

Net sales                                       $1,105.1       $1,055.1

     Cost of products sold                         574.5          547.8
     Excise taxes on products sold                  82.0           86.2
     Advertising, selling, general and
       administrative expenses                     313.0          291.1
     Amortization of intangibles                    26.0           24.2
     Interest and related expenses                  37.9           36.8
     Other (income) expenses, net                    2.1            2.9
                                                --------       --------
Income from continuing operations
     before income taxes                            69.6           66.1

     Income taxes                                   34.6           34.3
                                                --------       --------
Income from continuing operations                   35.0           31.8

Income from discontinued operations                101.6           92.3

Extraordinary items                                    -          (10.3)
                                                --------       --------
Net income                                       $ 136.6        $ 113.8
                                                ========       ========

Earnings per Common share
     Primary
         Income from continuing operations          $.20           $.18
         Income from discontinued operations         .60            .52
         Extraordinary items                           -           (.06)
                                                    ----           ----
         Net income                                 $.80           $.64
                                                    ====           ====
     Fully diluted
         Income from continuing operations          $.20           $.18
         Income from discontinued operations         .58            .50
         Extraordinary items                           -           (.06)
                                                    ----           ----
         Net income                                 $.78           $.62
                                                    ====           ====
Dividends paid per Common share                     $.50           $.50
                                                    ====           ====
Average number of Common shares outstanding
     Primary                                       171.3          177.7
                                                   =====          =====
     Fully diluted                                 174.8          183.9
                                                   =====          =====

            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 1997 and 1996
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                  1997            1996
                                                ---------       ---------
                                                                (Restated)

Operating activities
   Net income                                    $ 136.6        $ 113.8
   Income from discontinued operations            (101.6)         (92.3)
   Extraordinary items                                 -           10.3
   Depreciation and amortization                    62.2           56.2
   Decrease in accounts receivable                  50.1           18.6
   Increase in inventories                         (49.3)         (20.6)
   Decrease in accounts payable, accrued
     expenses and other liabilities               (102.1)         (99.8)
   (Decrease) increase in accrued taxes             (0.4)          23.8
   Other operating activities, net                 (31.5)          (8.1)
                                                 -------        -------
     Net cash (used) provided from continuing
       operating activities                        (36.0)           1.9
                                                 -------        -------
Investing activities
   Additions to property, plant and equipment      (34.3)         (31.9)
   Acquisition, net of cash acquired                   -         (695.2)
   Other investing activities, net                  (0.6)           9.8
                                                 -------        -------
     Net cash used by investing activities         (34.9)        (717.3)
                                                 -------        -------
Financing activities
   Increase in short-term debt, net                223.2          702.3
   Issuance of long-term debt                          -          401.1
   Repayment of long-term debt                    (100.2)        (351.4)
   Dividends to stockholders                       (86.0)         (89.3)
   Cash purchases of Common stock for treasury         -          (86.5)
   Other financing activities, net                  43.6           (3.3)
                                                 -------        -------
     Net cash provided by financing activities      80.6          572.9
                                                 -------        -------
Effect of foreign exchange rate changes on cash     (5.0)           0.5

Cash used by discontinued operations                   -          (40.6)
                                                 -------        -------
     Net increase (decrease) in cash
       and cash equivalents                          4.7         (182.6)

Cash and cash equivalents at beginning of period    34.9          232.0
                                                 -------        -------
Cash and cash equivalents at end of period        $ 39.6         $ 49.4
                                                 =======        =======




            See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Principles of Consolidation

              The condensed consolidated balance sheet as of March 31, 1997 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

              The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1996 Annual Report on Form 10-K.

2.       Acquisition

              In January 1996, Cobra Golf Incorporated ("Cobra") was acquired for an aggregate cost of $712 million in cash, including fees and expenses. In connection with this acquisition, liabilities amounting to $60 million were included at the date of acquisition. The cost exceeded the fair value of net assets acquired by $657 million. Cobra's operations have been included in consolidated results from the date of acquisition.

3.       Discontinued Operations

              On April 30, 1997, the Company's stockholders approved the spin-off of its U.K.-based tobacco business conducted by Gallaher Limited ("Gallaher") and its subsidiaries. On May 7, 1997, the Company received a favorable tax ruling from the Internal Revenue Service as to certain U.S. federal income tax consequences of the spin-off. The Board of Directors set a May 30, 1997 record and payment date for the spin-off, subject to the satisfaction or waiver of the remaining conditions of the spin-off. In connection with the spin-off, the name of the Company will be changed to Fortune Brands, Inc., and as a result of the spin-off, the Company's stockholders will own shares in two publicly-traded companies Fortune Brands, Inc. and Gallaher Group Plc.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Discontinued Operations  (Continued)

              The condensed consolidated financial statements have been restated to reflect tobacco operations as discontinued operations.

              The net assets and results of operations of the international tobacco operations have been reclassified to identify them as discontinued operations for all periods presented in the condensed consolidated financial statements. Summarized data for the international tobacco operations, net of allocation of interest expense based on a ratio of Gallaher's net assets to consolidated net assets of the Company, as of the beginning of each period, is as follows:

                                                     Three Months
         Results of operations                      Ended March 31,
         ---------------------                 -------------------------
                                                 1997             1996
                                               ---------       ---------
                                                    (In millions)

             Net sales                         $1,739.8        $1,682.8
                                               ========        ========

             Income before taxes                 $152.7          $141.5

             Income taxes                         (51.1)          (49.2)
                                                 ------          ------
             Income from discontinued
               operations                        $101.6          $ 92.3
                                                 ======          ======


         Net assets of discontinued           March 31,      December 31,
          operations                             1997           1996
         --------------------------           ----------     -----------
                                                     (In millions)

             Current assets                    $1,636.3        $2,020.4

             Property, plant and
               equipment, net                     242.1           258.4

             Other assets                         505.4           477.2

             Current liabilities               (1,469.1)       (1,933.0)

             Non-current liabilities             (147.7)         (139.7)
                                               --------        --------
                                                $ 767.0         $ 683.3
                                               ========        ========

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Discontinued Operations  (Concluded)

              To allocate the overall debt burden of the Company at the time of the spin-off, Gallaher has borrowed and paid to the Company approximately $1.25 billion, after taxes. The Company has used the proceeds initially to pay down short-term debt. The Gallaher debt is in addition to its seasonal working capital requirements.

              The following sets forth certain pro forma consolidated results for the Company which have been adjusted to reflect the approximately $1.25 billion net cash proceeds resulting from the payment Gallaher has made to the Company and based on the assumption that such proceeds were used for the possible purchase of 10 million Common shares and the repayment of debt. The ultimate use of the proceeds may differ from that described herein.

                                                        Three Months
                                                       Ended March 31,
                                                   -----------------------
                                                     1997           1996
                                                   --------       --------
                                                    (In millions, except
                                                      per share amounts)

             Income from continuing
               operations                            $43.7         $40.5

             Earnings per Common share -

               Primary                                $.27          $.24
               Fully diluted                           .27           .24

4.       Supplementary Profit and Loss Information

              Federal and foreign distilled spirits' excise taxes included in net sales for the three-month periods ended March 31, 1997 and March 31, 1996 are $82 million and $86.2 million, respectively.

              The effective income tax rate for the three-month periods ended March 31, 1997 and 1996 exceeded the statutory tax rate principally due to the impact of nondeductible goodwill. The lower effective income tax rate of 49.7% for the three-month period ended March 31, 1997, as compared with 51.9% for the same period last year, principally reflected tax benefits associated with research and development activities.

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

6.       Extraordinary Items

              In March 1996, the Company redeemed $149.6 million of the $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, at a redemption price of 103.8125% of the principal amount plus accrued interest and redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest. In connection with the redemptions, the Company recorded a charge of $10.3 million ($15.8 million pre-tax), or six cents per Common share.

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

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


7.       Pending Litigation (Concluded)

              On May 8, 1997, in connection with the spin-off, Gallaher Group Plc and Gallaher agreed to indemnify the Company against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of Gallaher and its subsidiaries.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of American Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of American Brands, Inc. and Subsidiaries as of March 31, 1997 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

              We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, cash flows and Common stockholders' equity for the year then ended (not presented herein) and in our report dated February 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






         1301 Avenue of the Americas              COOPERS & LYBRAND L.L.P.
         New York, New York
         May 12, 1997

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

         Results of Operations for the Three Months Ended March 31, 1997
              as Compared to the Three Months Ended March 31, 1996
   ---------------------------------------------------------------------------
                                  Net Sales              Operating Income (1)
                          ------------------------      ---------------------
                            1997          1996 (2)       1997       1996 (2)
                          ---------      ---------      -------     --------
                                              (In millions)

Hardware and home
 improvement products      $ 328.7        $ 321.3       $ 44.4        $ 42.8
Office products              290.1          277.6         21.2          19.7
Golf and leisure products    235.9          209.8         29.1          35.0
Distilled spirits            250.4          246.4         31.2          27.7
                          --------       --------       ------        ------
                          $1,105.1       $1,055.1       $125.9        $125.2
                          ========       ========       ======        ======

(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.

(2)    Restated for discontinued tobacco operations.

CONSOLIDATED
------------

Net sales rose 5% on new products, line extensions, the inclusion of Cobra Golf and Advanced Gravis and favorable effect of higher average foreign exchange rates, partly offset by discontinued golf products. Operating income was up 1%, principally due to the higher sales, partly offset by higher operating expenses.

The effective income tax rate for the three-month periods ended March 31, 1997 and 1996 exceeded the statutory tax rate principally due to the impact of nondeductible goodwill. The lower effective income tax rate of 49.7% for the three-month period ended March 31, 1997, as compared with 51.9% for the same period last year, principally reflected tax benefits associated with research and development activities.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

Income from continuing operations of $35 million, or 20 cents per Common share, for the three months ended March 31, 1997 compared with $31.8 million, or 18 cents per share for the same period last year. Lower average Common shares outstanding in 1997 benefited each of primary and fully diluted EPS by one cent reflecting the Company's Common share purchases and consideration of the related impact on borrowing levels, interest expense and net income.

On April 30, 1997, the Company's stockholders approved the spin-off of its U.K.-based Gallaher tobacco business. On May 7, 1997, the Company received a favorable tax ruling from the Internal Revenue Service as to certain U.S. federal income tax consequences of the spin-off. The Board of Directors set a May 30, 1997 record and payment date for the spin-off, subject to the satisfaction or waiver of the remaining conditions of the spin-off. In connection with the spin-off, the name of the Company will be changed to Fortune Brands, Inc., and as a result of the spin-off, the Company's stockholders will own shares in two publicly-traded companies - Fortune Brands, Inc. and Gallaher Group Plc.

Income from discontinued operations of $101.6 million, or 60 cents per share, in 1997 compared with $92.3 million, or 52 cents per share, in 1996. These amounts represent the net income of international tobacco operations, net of an allocation of interest expense.

The extraordinary items resulted from a charge of $10.3 million ($15.8 million pre-tax) in connection with the redemption in March 1996 of the Company's $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001 and its $150 million 9-1/8% Debentures, Due 2016. (See note 6 in the Notes to Condensed Consolidated Financial Statements.)

Net income of $136.6 million, or 80 cents per share, for the three months ended March 31, 1997, compared with $113.8 million, or 64 cents per share, for the same period last year.

The Company is reviewing productivity-enhancing restructuring opportunities in each of its non-tobacco operations. It currently anticipates pre-tax restructuring and other charges to approximate $200 million over the next three quarters, principally for rationalization of manufacturing,

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Concluded)
------------

distribution and sourcing and the discontinuance of marginal product lines. The operational discussions which follow are before any possible restructuring and other charges that may occur over the next three quarters.

In February 1997, FAS Statement No. 128, "Earnings per Share" was issued. FAS No. 128 simplifies the computation of earnings per share ("EPS") and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. FAS No. 128 is effective for annual and interim financial statements issued after December 15, 1997 and earlier application is not permitted. FAS No. 128 requires the restatement of EPS data for all prior periods. The Company has not yet determined the impact that this statement will have on its EPS amounts when adopted.

See notes 7 and 8 in the Notes to Condensed Consolidated Financial Statements for discussion of pending litigation and environmental matters.

Hardware and Home Improvement Products
--------------------------------------

Net sales increased 2%. Excluding Moen's joint venture in Taiwan (sold September
1996), sales increased 4% on line extensions, higher volume and new products. The volume increases at Moen and Aristokraft were partly offset by declines at Master Lock and Waterloo. Operating income increased 4% on the sales increase and a favorable product mix at Moen, partly offset by increased operating expenses. The increased operating expenses primarily reflected increased marketing and research and development expenses at Moen and Master Lock. The marketing increase reflects higher volume-related selling expenses at Moen as well as increased expenditures to meet competitive activities at Moen and Master Lock. All companies but Master Lock reported increased operating income. Operating income at Master Lock declined principally due to the January 1, 1997 15% average price reduction on core padlock products in response to a shift by mass merchants to value-price, imported products, as well as lower volume and increased operating expenses. It is anticipated that this price reduction will result in a decline in Master Lock's operating income throughout 1997. Despite the lower operating income at Master Lock, operating income for the group is expected to increase for the year.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Office Products
---------------

Net sales increased 5%. Excluding the office furniture operations (sold November
1996) and the acquisition of Advanced Gravis (acquired September 1996), sales increased 3% on new products and higher average foreign exchange rates, partly offset by volume declines in existing product lines and a slight decline in prices. Operating income increased 8% reflecting the sales increase and improved gross margin (principally manufacturing efficiencies and stabilized raw material costs in North America), partly offset by higher operating expenses, mainly customer programs and new product and business development costs.

Golf and Leisure Products
-------------------------

Net sales were up 12% reflecting a full quarter for Cobra in 1997 (acquired January 24, 1996) as well as benefits from new products, line extensions and volume increases in golf balls, clubs, gloves and shoes partly offset by effects of discontinued products. Operating income declined 17% reflecting increased manufacturing costs associated with gearing up for increased customer demand for recently introduced golf clubs and the timing of advertising and marketing expenses. Operating income for the year is expected to increase.

Distilled Spirits
-----------------

Net sales increased 2% principally due to higher average foreign exchange rates, price increases, benefits from a domestic bulk sale, new products and line extensions, partly offset by lower volume in existing product lines and the effect of the November 1996 reduction in U.K. excise taxes. The net decrease in volume resulted from lower case shipments in the U.S. and U.K., partly offset by higher worldwide Jim Beam Bourbon case shipments, higher shipments in Canada and improved private label volume in the U.K. Excluding excise taxes, net sales were up 5%. Operating income increased 13% reflecting a benefit from a change to a calendar year-end for the former Whyte & Mackay operations, improved operating results in North America (principally higher gross margins reflecting price increases) and Australia, partly offset by lower operating results in the U.K. For the

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Distilled Spirits (Concluded)
-----------------

remainder of 1997, modest growth in operating income is expected, with the shift in fiscal year for the former Whyte & Mackay operations not significantly affecting full-year comparisons.

Discontinued Operations
-----------------------

International tobacco's net sales in sterling were down 3%, due to adverse product mix and foreign exchange rates, partly offset by price increases (principally resulting from higher U.K. tobacco excise taxes and the April 1996 manufacturer's price increase). Gallaher's worldwide cigarette unit sales were up 1.1%. Export unit sales were up 38.1%, primarily from gains in France, Duty Free and the former Soviet Union. U.K. cigarette unit sales were down 7.2%, largely as a result of changes in trade buying patterns related to the government budget and Gallaher's manufacturer's price increases. Gallaher's estimated share of U.K. cigarette sales to consumers was 39.3%, as compared with 38.8% for last year's comparable three-month period. Operating income in sterling increased 4% on price increases and lower operating expenses, partly offset by an adverse product mix and foreign exchange rates. In dollars, net sales and operating income increased 3% and 11%, respectively, reflecting translation at higher average sterling foreign exchange rates.

Gallaher believes that the recent change in the U.K. government as a result of the May 1, 1997 general election could lead to a change in the timing of the U.K. budget statement and is likely to lead to a ban on the advertising of tobacco products. Any change in the timing of the budget statement could have a material impact on Gallaher's operating performance in the year in which the change occurs or in the year following such change, depending on when it occurs. It is also possible that any ban on advertising would have an adverse effect on Gallaher's operating performance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used from continuing operating activities of $36 million for the three months ended March 31, 1997 compared with net cash provided from continuing operating activities of $1.9 million for the same three-month

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------

period last year. The decrease was largely attributable to changes in inventories and accrued taxes, partly offset by fluctuations in accounts receivable.

Net cash used by investing activities for the three months ended March 31, 1997 was $34.9 million, as compared with net cash used of $717.3 million in the three-month period last year, reflecting last year's acquisition of Cobra.

Net cash provided by financing activities for the three months ended March 31, 1997 was $80.6 million, as compared with net cash provided of $572.9 million in 1996, reflecting lower borrowings and absence of purchases this year of Common stock for treasury. The Company's purchases of Common stock amounted to $86.5 million during last year's comparable three month period.

Total debt at March 31, 1997 was $2.5 billion, an increase of $115.6 million from December 31, 1996, primarily reflecting an increase in short-term borrowings. The ratio of total debt to total capital increased from 39.3% at December 31, 1996 to 40% at March 31, 1997.

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

On April 30, 1997, the Company's stockholders approved the spin-off of its U.K.-based Gallaher tobacco business. On May 7, 1997, the Company received a favorable tax ruling from the Internal Revenue Service as to certain U.S. federal income tax consequences of the spin-off. The Board of Directors set a May 30, 1997 record and payment date for the spin-off, subject to the satisfaction or waiver of the remaining conditions of the spin-off.

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

To allocate the overall debt burden of the Company at the time of the spin-off, Gallaher has borrowed and paid to the Company approximately $1.25 billion, after taxes. The Company has used the proceeds initially to pay down short-term debt.

CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to international tobacco and distilled spirits, regulatory developments, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1997            1996
                                                    ---------        ---------
                                                                     (Restated)

Income from continuing operations                    $ 35.0            $ 31.8

Preferred stock dividend requirements                  (0.3)             (0.3)
                                                     ------            ------
Income from continuing operations available for
   computing earnings per Common share - primary       34.7              31.5

Income from discontinued operations                   101.6              92.3

Extraordinary items                                       -             (10.3)
                                                     ------            ------
Net income for computing earnings
   per Common share - primary                        $136.3            $113.5
                                                     ======            ======



Income from continuing operations available for
   computing earnings per Common share - primary     $ 34.7            $ 31.5

Convertible preferred stock dividend requirements       0.3               0.3

Interest and related expenses on convertible
   debentures                                             -               1.7
                                                     ------            ------
Income from continuing operations available for
   computing earnings per Common share -
   fully diluted                                       35.0              33.5

Income from discontinued operations                   101.6              92.3

Extraordinary items                                       -             (10.3)
                                                     ------            ------
Net income for computing earnings per Common
   share - fully diluted                             $136.6            $115.5
                                                     ======            ======

                                                  PART I - EXHIBIT A (Concluded)
                                                  ------------------

                     AMERICAN BRANDS, INC. AND SUBSIDIARIES
                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)


                                                       Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      1997           1996
                                                   ---------       ---------

Weighted average number of Common shares
   outstanding during each period - primary          171.3           177.7

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                         1.7             1.9

Addition from assumed conversion of
   convertible debentures                                -             0.9

Other additions                                        1.8             3.4
                                                     -----           -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                               174.8           183.9
                                                     =====           =====

                                                                   (Restated)
                                                                   ----------
Earnings per Common share -
   Primary
      Income from continuing operations               $.20            $.18

      Income from discontinued operations              .60             .52

      Extraordinary items                                -            (.06)
                                                      ----            ----
      Net income                                      $.80            $.64
                                                      ====            ====

   Fully diluted
      Income from continuing operations               $.20            $.18

      Income from discontinued operations              .58             .50

      Extraordinary items                                -            (.06)
                                                      ----            ----
      Net income                                      $.78            $.62
                                                      ====            ====

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
------   -----------------

     (a) Reference is made to paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Zuzalski v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, April 3, 1997. The plaintiff in this case alleges personal injury from the use of cigarettes.

     Reference is made to the description of Fernandez v. American Brands, et al., District Court of Nueces County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 18, 1997, Registrant was dismissed from this case.

     Reference is made to the description of Galvan v. American Brands, et al., District Court of Nueces County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Registrant was non-suited by plaintiffs' counsel on March 25, 1997.

     Reference is made to the description of E. Hagness v. American Brands, et al., District Court of Nueces County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Registrant was non-suited by plaintiffs' counsel on March 25, 1997.

     Reference is made to the description of G. Harris v. American Brands, et al., United States District Court for the Southern District of Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation signed by the parties dated February 18, 1997, Registrant was dismissed from this action.

     Reference is made to the description of Harris v. The American Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The court dismissed this action on January 27, 1997.

     Reference is made to the description of Heitsch v. American Brands, et al., District Court of Hidalgo County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 17, 1997, Registrant was dismissed from this action.

     Reference is made to the description of M. Hernandez v. American Brands, et al., District Court of Nueces County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Registrant was non-suited by plaintiffs' counsel on March 25, 1997.

------   -----------------

     Reference is made to the description of Lewis v. American Brands, et al., District Court of Hidalgo County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 14, 1997, Registrant was dismissed from this action.

     Reference is made to the description of Luna v. American Brands, et al., District Court of Nueces County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 18, 1997, Registrant was dismissed from this action.

     Reference is made to the description of Magill v. American Brands, et al., District Court of Nueces County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 18, 1997, Registrant was dismissed from this action.

     Reference is made to the description of Martinez v. American Brands, et al., District Court of Nueces County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 18, 1997, Registrant was dismissed from this action.

     Reference is made to the description of G. Perez v. American Brands, et al., District Court of Hidalgo County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 17, 1997, Registrant was dismissed from this action.

     Reference is made to the description of J. Ramirez v. American Brands, et al., District Court of Hidalgo County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. On April 10, 1997, plaintiff voluntarily dismissed the entire action.

     Reference is made to the description of O. Ramirez v. American Brands, et al., District Court of Brooks County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 22, 1997, Registrant was dismissed from this action.

     Reference is made to the description of Richardson v. Philip Morris Inc., et al., County Court of Baltimore, Maryland, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated March 24, 1997, Registrant was dismissed from this action.

------   -----------------

     Reference is made to the description of Salinas v. American Brands, et al., District Court of Webb County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 20, 1997, Registrant was dismissed from this action.

     Reference is made to the description of Sanchez v. American Brands, et al., Circuit Court of the State of Texas, Starr County, in paragraph (a) of Part I,
Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 17, 1997, Registrant was dismissed from this action.

     Reference is made to the description of Vacquera v. American Brands, et al., District Court of Hidalgo County, Texas, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order dated April 17, 1997, Registrant was dismissed from this action.

     Reference also is made to the discussion of the smallest of the five major domestic cigarette manufacturers having announced a settlement of certain tobacco related claims, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. This domestic tobacco manufacturer has announced a further settlement of certain tobacco related claims.

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

     Reference is made to the discussion of the proceedings issued against Gallaher and Imperial Tobacco in November and December of 1996 by 12 and 11 plaintiffs, respectively, without any legal aid but with plaintiff's legal advisers acting on a conditional fee basis, in paragraph (a)(ii)(A) of Part I,
Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In April 1997, a third writ was issued by the same legal advisers on behalf of an additional 13 plaintiffs, eight of whom allege that they smoked tobacco products manufactured by Gallaher.

     Reference is made to the description of the writs issued by the London law firm of Leigh, Day & Co. on November 12, 1996 (Hodgson, et al. v. Imperial Tobacco and Gallaher Limited) and December 10, 1996 (Bywater, et al. v. Imperial Tobacco Limited and Gallaher Limited) in the High Court of England and Wales, in paragraph (a)(ii)(G) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal

Item 1   LEGAL PROCEEDINGS. (Concluded)
------   -----------------

year ended December 31, 1996. On April 18, 1997, Leigh, Day & Co. issued another writ on behalf of 13 further plaintiffs (Stewart, et al. v. Imperial Tobacco Limited, Gallaher Limited and Hergall (1981) Limited (In Liquidation)), each of whom also claims to have developed lung cancer as a result of smoking tobacco products. Eight of the 13 plaintiffs claim to have smoked Gallaher's products. Those plaintiffs are Robert Frederick Stobbs, Alec Edward Jackson, Marjorie May Millburn, Graham David Newborough, Leonard Dudley Jenkins, Bryan Milne, Graham Raymond Pare and Colin Reay. The plaintiffs have fixed a hearing before the Senior Master and Queen's Remembrancer on June 5, 1997 for a renewed application to request a recommendation to the Lord Chief Justice for the assignment of a single judge to all cases issued to date.

     In connection with the spin-off of Registrant's U.K.-based Gallaher tobacco business, on May 8, 1997, Gallaher Group Plc and Gallaher agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of Gallaher and its subsidiaries. Registrant has been advised by its legal advisers that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Gallaher has meritorious defenses to these actions and threatened actions. The actions will be vigorously contested.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

     (a) The Annual Meeting of Stockholders was held on April 30, 1997.

     (c)(i) A proposal (designated Item 1 and set forth in Registrant's Proxy Statement) to approve the distribution of American Depositary Shares (evidenced by American Depositary Receipts) and ordinary shares of Gallaher Group Plc, an English company and wholly-owned subsidiary of Registrant, together representing all of the outstanding share capital of Gallaher Group Plc, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 134,374,929 affirmative votes; 875,517 negative votes; and 830,014 votes abstained.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (Continued)
------   ---------------------------------------------------

     (c)(ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve an amendment to Registrant's By-laws to repeal the annual executive incentive compensation program set forth in Article XII thereof and to approve the Fortune Brands, Inc. Annual Executive Incentive Compensation Plan to be effective for 1997 and subsequent years was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 128,116,135 affirmative votes; 6,065,553 negative votes; and 1,928,468 votes abstained.

     (c)(iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement) to approve an amendment to Registrant's Certificate of Incorporation to change the name of Registrant to Fortune Brands, Inc. was approved by a majority of the combined votes of the outstanding shares of Registrant's Common Stock and $2.67 Convertible Preferred Stock and at least 66 2/3% of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 133,451,642 affirmative votes; 1,861,078 negative votes; and 799,963 votes abstained.

     (c)(iv) Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The four nominees for Class II directors, Mr. Eugene
R. Anderson, Dr. Patricia O. Ewers, Mr. John W. Johnstone, Jr. and Mr. Wendell
J. Kelley, were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:

     (A) Mr. Anderson: 150,481,938 votes for and 1,364,304 votes withheld;

     (B) Dr. Ewers: 150,500,110 votes for and 1,346,132 votes withheld;


     (C) Mr. Johnstone: 150,586,917 votes for and 1,259,326 votes withheld;

     (D) Mr. Kelley: 150,430,441 votes for and 1,415,801 votes withheld.

     (c)(v) A proposal (designated Item 5 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect Coopers & Lybrand L.L.P. independent accountants of Registrant for the year 1997 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 150,806,366 affirmative votes; 493,224 negative votes; and 546,653 votes abstained.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (Concluded)
------   ---------------------------------------------------

     (c)(vi) A proposal (designated Item 6 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the American Brands, Inc. Non-Employee Director Stock Option Plan to be effective for 1997 and subsequent years was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 141,716,512 affirmative votes; 8,396,649 negative votes; and 1,733,082 votes abstained.

     (c)(vii) A proposal (designated Item 7 and set forth in Registrant's Proxy Statement) requesting the elimination of election of directors by classes was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 72,975,557 negative votes; 60,574,203 affirmative votes; 2,560,396 votes abstained; and 15,736,086 broker non-votes.

     (c)(viii) A proposal (designated Item 8 and set forth in Registrant's Proxy Statement) requesting a report with respect to the Glass Ceiling Commission's recommendations was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 115,131,756 negative votes; 10,247,045 affirmative votes; 10,731,355 votes abstained; and 15,736,087 broker non-votes.

     (c)(ix) A proposal (designated Item 9 and set forth in Registrant's Proxy Statement) requesting an equal employment report was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 114,474,152 negative votes; 10,974,669 affirmative votes; 10,660,934 votes abstained; and 15,736,488 broker non-votes.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)      Exhibits.
                  --------

                     12. Statement re computation of ratio of earnings to fixed charges.

                     15.    Letter from Coopers & Lybrand L.L.P. dated
                            May 12, 1997 re unaudited financial information.

                     23.    Consent of Counsel, Chadbourne & Parke LLP.

                     27.    Financial Data Schedule (Article 5).

                     99. American Brands, Inc. Pro Forma Condensed Balance Sheet as of March 31, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. (Concluded)
------   --------------------------------

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

         Registrant filed a Current Report on Form 8-K, dated April 23, 1997, in respect of Registrant's press release dated April 23, 1997 announcing Registrant's financial results for the three-month period ended March 31, 1997 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated May 9, 1997, in respect of Registrant's press releases dated May 7, 1997, announcing the receipt of a favorable ruling from the Internal Revenue Service, and May 8, 1997, announcing the commencement of a consent solicitation with respect to its outstanding U.S. registered debt, and in respect of Registrant's Consent Solicitation Statement dated May 9, 1997 distributed to holders of such debt securities in connection with such solicitation, as well as certain agreements and financial and other information in connection with the previously announced spin-off of Registrant's U.K.-based Gallaher tobacco business (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AMERICAN BRANDS, INC.
                                            ---------------------
                                                 (Registrant)








Date:  May 12, 1997                         By    /s/ C. P. Omtvedt
       ------------                           -------------------------
                                               C. P. Omtvedt
                                               Vice President and
                                               Chief Accounting Officer

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

 15.        Letter from Coopers & Lybrand L.L.P. dated
            May 12, 1997 re unaudited financial information.

 23.        Consent of Counsel, Chadbourne & Parke LLP.

 27.        Financial Data Schedule (Article 5).

 99.        American Brands, Inc. Pro Forma Condensed
            Balance Sheet as of March 31, 1997.