Form 10-Q
period 1997-06-30
FORTUNE BRANDS INC
filed 1997-08-13
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                         Commission file number 1-9076
ended June 30, 1997

                              FORTUNE BRANDS, INC.
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

                                  ------------

                              AMERICAN BRANDS, INC.
------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at July 31, 1997 was 171,344,465 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                                June 30,       December 31,
                                                  1997             1996
                                              ------------     -------------
                                              (Unaudited)       (Restated)

Assets

     Current assets
      Cash and cash equivalents                $  157.5         $   34.9
      Accounts receivable, net                    867.2            892.4

      Inventories
       Bulk whiskey                               359.5            379.3
       Other raw materials, supplies and
        work in process                           275.0            266.8
       Finished products                          385.0            391.8
                                               --------         --------
                                                1,019.5          1,037.9

      Net assets of discontinued operations           -            683.3
      Other current assets                        173.3            193.6
                                               --------         --------
        Total current assets                    2,217.5          2,842.1

     Property, plant and equipment, net           943.8            972.6

     Intangibles resulting from
      business acquisitions, net                3,659.8          3,730.7

     Other assets                                 199.4            191.9
                                               --------         --------
        Total assets                           $7,020.5         $7,737.3
                                               ========         ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                               June 30,         December 31,
                                                 1997              1996
                                             -------------     ------------
                                              (Unaudited)       (Restated)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                    $ 37.4           $ 37.1
       Commercial paper                               -            691.2
       Accounts payable                           205.4            241.3
       Accrued taxes                              671.3            443.4
       Accrued expenses and other liabilities     518.3            601.2
       Current portion of long-term debt          201.5             53.9
                                              ---------        ---------
         Total current liabilities              1,633.9          2,068.1

     Long-term debt                               846.2          1,598.3
     Deferred income taxes                         53.9             19.3
     Postretirement and other liabilities         374.6            367.4
                                              ---------        ---------
         Total liabilities                      2,908.6          4,053.1
                                              ---------        ---------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option             12.2             12.9
       Common stock, par value $3.125 per
        share, 229.6 shares issued                717.4            717.4
       Paid-in capital                            163.8            166.5
       Foreign currency adjustments                40.5           (195.9)
       Retained earnings                        5,206.5          5,025.4
       Treasury stock, at cost                 (2,028.5)        (2,042.1)
                                              ---------        ---------
         Total stockholders' equity             4,111.9          3,684.2
                                              ---------        ---------
           Total liabilities and
             stockholders' equity             $ 7,020.5        $ 7,737.3
                                              =========        =========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 for the Six Months Ended June 30, 1997 and 1996
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)
                                                   1997             1996
                                                ----------       ----------
                                                (Restated)

Net sales                                        $2,340.6         $2,262.8

     Cost of products sold                        1,237.2          1,164.8
     Excise taxes on distilled spirits              185.8            202.3
     Advertising, selling, general and
       administrative expenses                      641.4            609.7
     Amortization of intangibles                     51.9             51.2
     Restructuring charges                           55.8                -
     Interest and related expenses                   68.7             79.5
     Other (income) expenses, net                     2.8              0.3
                                                 --------         --------
Income from continuing operations
     before income taxes                             97.0            155.0

     Income taxes                                    57.7             67.2
                                                 --------         --------
Income from continuing operations                    39.3             87.8

Income from discontinued operations                  65.1            158.3

Extraordinary items                                     -            (10.3)
                                                 --------         --------
Net income                                       $  104.4          $ 235.8
                                                 ========         ========

Earnings per Common share
     Primary
         Income from continuing operations           $.23            $ .49
         Income from discontinued operations          .38              .90
         Extraordinary items                            -             (.06)
                                                     ----            -----
         Net income                                  $.61            $1.33
                                                     ====            =====
     Fully diluted
         Income from continuing operations           $.23            $ .49
         Income from discontinued operations          .36              .87
         Extraordinary items                            -             (.06)
                                                     ----            -----
         Net income                                  $.59            $1.30
                                                     ====            =====
Dividends paid per Common share                     $1.00            $1.00
                                                    =====            =====
Average number of Common shares outstanding
     Primary                                        171.7            176.3
                                                    =====            =====
     Fully diluted                                  175.5            182.4
                                                    =====            =====

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Three Months Ended June 30, 1997 and 1996
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)
                                                     1997          1996
                                                  ----------    ----------
                                                  (Restated)

Net sales                                          $1,235.5      $1,207.7

     Cost of products sold                            662.7        617.0
     Excise taxes on distilled spirits                103.8        116.1
     Advertising, selling, general and
       administrative expenses                        328.4        318.6
     Amortization of intangibles                       25.9         27.0
     Restructuring charges                             55.8            -
     Interest and related expenses                     30.8         42.7
     Other (income) expenses, net                       0.7         (2.6)
                                                   --------     --------
Income from continuing operations
     before income taxes                               27.4         88.9

     Income taxes                                      23.1         32.9
                                                   --------     --------
Income from continuing operations                       4.3         56.0

Income (loss) from discontinued operations            (36.5)        66.0
                                                   --------     --------

Net income (loss)                                   $ (32.2)     $ 122.0
                                                   ========     ========

Earnings per Common share
     Primary
         Income from continuing operations            $ .03         $.31
         Income (loss) from discontinued operations    (.22)         .38
                                                      -----         ----
         Net income (loss)                            $(.19)        $.69
                                                      =====         ====
     Fully diluted
         Income from continuing operations            $ .03         $.31
         Income (loss) from discontinued operations    (.22)         .37
                                                      -----         ----
         Net income (loss)                            $(.19)        $.68
                                                      =====         ====
Dividends paid per Common share                        $.50         $.50
                                                       ====         ====
Average number of Common shares outstanding
     Primary                                          172.0        174.9
                                                      =====        =====
     Fully diluted                                    176.1        178.9
                                                      =====        =====



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the Six Months Ended June 30, 1997 and 1996
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                         1997         1996
                                                       ---------    ---------
                                                       (Restated)

Operating activities
   Net income                                            $ 104.4     $ 235.8
   Restructuring charges                                    55.8           -
   Income from discontinued operations                     (65.1)     (158.3)
   Extraordinary items                                         -        10.3
   Depreciation and amortization                           123.2       117.0
   Decrease (increase) in accounts receivable               16.9       (33.5)
   Increase in inventories                                  (9.3)       (9.7)
   Decrease in accounts payable, accrued
     expenses and other liabilities                        (69.4)      (91.9)
   (Decrease) increase in accrued taxes                    (20.9)       29.4
   Other operating activities, net                         (25.4)       (9.5)
                                                       ---------     -------
     Net cash provided from continuing
       operating activities                                110.2        89.6
                                                       ---------     -------
Investing activities
   Additions to property, plant and equipment              (74.5)      (70.6)
   Acquisition, net of cash acquired                           -      (695.2)
   Other investing activities, net                           0.2         8.8
                                                       ---------     -------
     Net cash used by investing activities                 (74.3)     (757.0)
                                                       ---------     -------
Financing activities
   (Decrease)increase in short-term debt, net             (690.5)      919.4
   Issuance of long-term debt                                  -       403.0
   Repayment of long-term debt                            (601.0)     (353.5)
   Dividends to stockholders                              (172.5)     (177.3)
   Cash purchases of Common stock for treasury             (55.0)     (282.3)
   Other financing activities, net                          72.9         1.1
                                                       ---------     -------
     Net cash (used) provided by financing activities   (1,446.1)      510.4
                                                       ---------     -------
Effect of foreign exchange rate changes on cash             (2.3)        0.8

Cash provided (used) by discontinued operations           1,535.1      (40.6)
                                                        ---------    -------
     Net increase (decrease) in cash
       and cash equivalents                                 122.6     (196.8)

Cash and cash equivalents at beginning of period             34.9      232.0
                                                        ---------    -------
Cash and cash equivalents at end of period                $ 157.5     $ 35.2
                                                        =========    =======



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Principles of Consolidation

              The condensed consolidated balance sheet as of June 30, 1997, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

3.       Discontinued Operations

              On May 30, 1997, the international tobacco operations were spun off and the name of the Company was changed to Fortune Brands, Inc. As a result, the Company's stockholders owned shares in two publicly-traded companies -- Fortune Brands, Inc. ("Fortune") and Gallaher Group Plc ("Gallaher").

              To allocate the overall debt burden of the Company at the time of the spin-off, Gallaher borrowed and paid to the Company an amount that will ultimately approximate $1.25 billion, after taxes. The Company used the proceeds initially to pay down short-term debt.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Discontinued Operations  (Continued)

              The condensed consolidated financial statements have been reclassified to identify international tobacco operations as discontinued operations for all periods. Summarized data for the international tobacco operations, net of allocation of interest expense based on a ratio of Gallaher's net assets to consolidated net assets of the Company, is as follows:


                                            Six Months        Three Months
         Results of operations             Ended June 30,    Ended June 30,
         ---------------------           -----------------   ---------------
                                          1997*     1996      1997*    1996
                                         -------   -------   -------  ------
                                                     (In millions)

             Net sales                  $2,575.0  $2,961.1   $835.2  $1,278.3
                                        ========  ========   ======  ========

             Income before taxes          $186.4    $243.7    $33.7    $102.2

             Spin-off expenses             (67.1)        -    (67.1)        -

             Income taxes                  (54.2)    (85.4)    (3.1)    (36.2)
                                          ------    ------   ------    ------
             Income (loss)from
               discontinued operations    $ 65.1    $158.3   $(36.5)   $ 66.0
                                          ======    ======   ======    ======


           *Includes results through May 30, 1997; five months in the six months ended June 30, 1997 and two months in the three months ended June 30, 1997.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Discontinued Operations  (Concluded)

         Net assets of discontinued               December 31,
          operations                                  1996
         --------------------------                -----------
                                                  (In millions)

                  Current assets                   $ 2,020.4

                  Property, plant and
                    equipment, net                     258.4

                  Other assets                         477.2

                  Current liabilities               (1,933.0)

                  Non-current liabilities             (139.7)
                                                    --------
                                                     $ 683.3
                                                    ========

              In connection with the spin-off, the conversion rate of each share of $2.67 Convertible Preferred stock was adjusted from 4.08 shares of American Brands, Inc. Common stock to 6.205 shares of Fortune Brands Common stock.

4.       Restructuring and Other Nonrecurring Charges

              The Company has been reviewing productivity-enhancing opportunities and, during the three months ended June 30, 1997, recorded a pre-tax charge of $89.3 million. The savings expected to be achieved from the charges recorded to date will principally be offset by costs associated with brand building, new product development and new international market development activities.

              The Company anticipates additional pre-tax restructuring and other nonrecurring charges during the third and fourth quarters of 1997 aggregating approximately $100 million as formal restructuring plans are approved and communicated.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Restructuring and Other Nonrecurring Charges (Concluded)

              Charges recorded to date by business segment are as follows (in millions, except per share amounts):

                                                    Nonrecurring
                                                   Cost of Sales
                                    Restructuring      Charges       Total
                                    -------------   ------------     -----
         Home Products                  $ 9.1           $ 8.3        $17.4
         Office Products                 23.4             0.1         23.5
                                        -----           -----        -----
           Home and Office Products      32.5             8.4         40.9
         Distilled Spirits               23.3            25.1         48.4
                                        -----           -----        -----
                                        $55.8           $33.5         89.3
                                        =====           =====

         Income tax benefit                                           23.9
                                                                     -----
         Net charge                                                  $65.4
                                                                     =====
         Charge per Common share
               Primary                                                $.38
               Fully diluted                                          $.37


              Home Products includes a $17.4 million pre-tax charge related to the discontinuance of certain product lines and operations, the consolidation of facilities and the write-down of property, plant and equipment.

              Office Products includes a $23.5 million pre-tax charge, principally resulting from the discontinuance and rationalization of product lines and related assets, the write-down of property, plant and equipment, and lease cancellation costs, partly offset by the pre-tax gain on the sale of two non-strategic businesses.

              Distilled Spirits includes a $48.4 million pre-tax charge due to a change in estimate for bulk whiskey valuations which results from the integration of the worldwide distilled spirits business and costs related to leased facilities and international distribution agreements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Pro Forma Financial Information

             Pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred on January 1, 1996, or which may exist or be obtained in the future.

              The following sets forth certain pro forma consolidated results for the Company which have been adjusted to include a net cash payment of approximately $1.25 billion that Gallaher made to the Company and the assumption that such proceeds were used to purchase 2.5 million Common shares and repay debt as of January 1, 1996 and also to exclude the restructuring and other nonrecurring charges. The ultimate use of the proceeds may differ from that described herein.


                                                Six Months     Three Months
                                              Ended June 30,  Ended June 30,
                                             ---------------   ------------
                                              1997     1996     1997   1996
                                             ------   ------   -----   ----
                                                    (In millions, except
                                                     per share amounts)

              Income from operations         $121.8   $108.4   $76.5   $66.3
                                             ======   ======   =====   =====

              Earnings per Common share -

               Primary                         $.72     $.62    $.45    $.38
               Fully diluted                   $.70     $.61    $.43    $.37


              Previously published pro forma amounts, which reflected an assumed purchase of 10 million Common shares, have been revised to reflect an assumed purchase of 2.5 million Common shares. The impact to E.P.S. for the six months and three months ended June 30, 1996 is negligible. The impact on previously published pro forma primary and fully diluted E.P.S. for the year 1996 is a reduction of two cents to $1.30 and $1.28, respectively.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Earnings Per Share

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

7.       Extraordinary Items

              In March 1996, the Company redeemed $149.6 million of its $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, at a redemption price of 103.8125% of the principal amount plus accrued interest and redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest. In connection with the redemptions, the Company recorded a charge of $10.3 million ($15.8 million pre-tax), or six cents per Common share.

8.       Pending Litigation

              The Company and its subsidiaries are defendants in various lawsuits associated with their business and operations, and the Company is a defendant in actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Company. These actions are being vigorously contested.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

8.       Pending Litigation (Concluded)

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

              In connection with the spin-off of Gallaher Group Plc on May 30, 1997, Gallaher Group Plc and Gallaher Limited agreed to indemnify the Company against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of Gallaher and its subsidiaries.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of Fortune Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of June 30, 1997, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





         1301 Avenue of the Americas              COOPERS & LYBRAND L.L.P.
         New York, New York
         August 12, 1997

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

          Results of Operations for the Six Months Ended June 30, 1997
                as Compared to the Six Months Ended June 30, 1996
   ---------------------------------------------------------------------------
                                    Net Sales            Operating Income(1)
                               ------------------     -------------------------
                                1997      1996(3)     1997     1997(2)   1996(3)
                                                             (Adjusted)
                               ------     -------     -----    -------   ------
                                                  (In millions)

Home Products                $  664.2     $ 656.7    $ 71.4     $ 88.8    $ 86.2
Office Products                 575.5       549.0       9.6       33.1      30.2
                             --------     -------    ------     ------    ------
 Home and Office Products     1,239.7     1,205.7      81.0      121.9     116.4
Golf Products                   541.3       473.6      90.7       90.7      87.1
Distilled Spirits               559.6       583.5      34.1       82.5      74.8
                             --------    --------    ------     ------    ------
                             $2,340.6    $2,262.8    $205.8     $295.1    $278.3
                             ========    ========    ======     ======    ======

(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.

(2)    Excludes restructuring and other nonrecurring charges of $89.3 million.

(3)    Restated for discontinued international tobacco operations.

CONSOLIDATED
------------

Net sales rose 3% on line extensions, new products, the inclusion of Advanced Gravis (acquired September 1996) and Cobra Golf (acquired January 24, 1996) and price increases, partly offset by discontinued golf products and the inclusion of an additional month last year in distilled spirits' U.K. operations (change to calendar year-end). Operating income decreased 26% due to $89.3 million in restructuring and other nonrecurring charges in distilled spirits, office products and home products. (See note 4 in the Notes to Condensed Consolidated Financial Statements.) Operating income

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

excluding these charges increased 6%, principally due to higher sales and gross margins, partly offset by increased marketing and research and development expenses.

Interest and related expenses decreased 14% reflecting lower average borrowings resulting principally from the Gallaher spin-off proceeds, partly offset by the effects of Common share purchases.

The effective income tax rate comparisons for the six-month periods ended June 30, 1997 and 1996 were distorted by the 1997 restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates were 43.8% and 43.4%, respectively.

Income from continuing operations of $39.3 million, or 23 cents per Common share, for the six months ended June 30, 1997 compared with $87.8 million, or 49 cents per share, for the same period last year. The decrease was due to $65.4 million in net restructuring and other nonrecurring charges. Excluding these charges, income from continuing operations was $104.7 million, up $16.9 million, or 19%.

On May 30, 1997 the international tobacco operations of Gallaher were spun off. Income from discontinued operations, which represents the net income of the international tobacco operations, net of an allocation of interest expense, of $65.1 million, or 38 cents per share, in 1997 compared with $158.3 million, or 90 cents per share, in 1996. In addition, the 1997 amount includes $67.1 million in spin-off expenses. (See note 3 in the Notes to Condensed Consolidated Financial Statements.)

The extraordinary items resulted from a charge of $10.3 million ($15.8 million pre-tax) in connection with the redemption in March 1996 of the Company's $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001 and its $150 million 9-1/8% Debentures, Due 2016. (See note 7 in the Notes to Condensed Consolidated Financial Statements.)

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

Net income of $104.4 million, or 61 cents per share, for the six months ended June 30, 1997, compared with $235.8 million, or $1.33 per share, for the same period last year.

In June 1997, the Company purchased 2 million Common shares. Although the Company has the authority to purchase additional shares and has not ruled out such purchases, it anticipates that it may not make further substantial purchases this year. At the July 29 meeting, the Board of Directors authorized the institution of a systematic share purchase program to cover future stock option exercises. This program is anticipated to be in the range of two million shares per year.

The Company has been reviewing productivity-enhancing opportunities and, during the three months ended June 30, 1997, recorded a pre-tax charge of $89.3 million. The Company anticipates additional pre-tax restructuring and other nonrecurring charges during the third and fourth quarters of 1997 aggregating approximately $100 million as formal restructuring plans are approved and communicated. These charges will provide principally for rationalization of manufacturing, distribution and sourcing and the discontinuance of marginal product lines.

In February 1997, FAS Statement No. 128, "Earnings per Share" was issued. FAS No. 128 simplifies the computation of earnings per share ("E.P.S.") and replaces primary E.P.S. with basic E.P.S. and fully diluted E.P.S. with diluted E.P.S. FAS No. 128 is effective for annual and interim financial statements issued after December 15, 1997 and earlier application is not permitted. FAS No. 128 requires the restatement of E.P.S. data for all prior periods. The Company is currently determining the impact that this statement will have on its E.P.S. amounts when adopted.

See notes 8 and 9 in the Notes to Condensed Consolidated Financial Statements for discussion of pending litigation and environmental matters.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Home Products
-------------

Net sales increased 1% principally on line extensions and new products, partly offset by the absence of Moen's joint venture in Taiwan (sold September 1996). All companies except Master Lock reported increased sales. Operating income decreased 17% due to a $17.4 million restructuring and other nonrecurring charge related to the discontinuance of certain product lines and operations, the consolidation of facilities and the write-down of property, plant and equipment. Operating income excluding this charge increased 3% on the sales increase and improved gross margin (principally favorable product mix at Moen), partly offset by higher volume-related selling expenses at Moen and increased research and development expenses.

Operating income at Master Lock declined principally due to the January 1, 1997 15% average price reduction on core padlock products in response to a shift by mass merchants to value-price imported products, as well as lower volume and increased operating expenses. It is anticipated that this price reduction will result in a decline in Master Lock's operating income throughout 1997.

Office Products
---------------

Net sales increased 5%, principally in North America on new products, the inclusion of Advanced Gravis (acquired September 1996) and higher average foreign exchange rates, partly offset by volume declines in existing product lines, the absence of office furniture operations (sold November 1996) and a slight decline in prices. Operating income decreased 68% due to a $23.5 million restructuring charge principally resulting from the discontinuance and rationalization of product lines and related assets, the write-down of property, plant and equipment, and lease cancellation costs, partly offset by the pre-tax gain on the sale of two non-strategic businesses. Operating income excluding this charge increased 10% reflecting the sales increase and improved gross margin (principally manufacturing efficiencies and stabilized raw material costs in North America), partly offset by higher operating expenses (mainly customer programs and new product and business development costs).

Comparisons for the third quarter will be unfavorably impacted by the absence of the two non-strategic businesses sold which had seasonally strong results in the third quarter.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products
-------------

Net sales were up 14% on new products and line extensions, volume increases in golf balls, clubs, gloves and shoes and one additional month of Cobra results in 1997 (acquired January 24, 1996), partly offset by discontinued products and lower average foreign exchange rates. Operating income increased 4% reflecting the higher sales, partly offset by a shift in product mix and increases in material costs, advertising and promotional expenditures and research and development expenses associated with the development of new products.

Distilled Spirits
-----------------

Net sales decreased 4%, principally due to the inclusion of an additional month of sales in 1996 resulting from the change to a calendar year-end for the U.K. operations. Excluding the change to calendar year-end and excise taxes, sales increased 3% on price increases, higher average foreign exchange rates, new products and line extensions and a benefit from a domestic bulk sale, partly offset by lower volume in existing product lines. The net decrease in volume resulted from lower case shipments in the U.S. and U.K., partly offset by higher Jim Beam Bourbon case shipments, higher shipments in Canada and improved private label volume in the U.K. Operating income decreased 54% due to a $48.4 million restructuring and other nonrecurring charge resulting from a change in estimate for bulk whiskey valuations which results from the integration of the worldwide distilled spirits business and costs related to leased facilities and international distribution agreements. Operating income excluding this charge increased 10% on improved operating results in Australia (higher volume), North America (price increases and lower brand spending, partly offset by lower U.S. cased goods volume) and the U.K. (lower operating expenses, partly offset by lower volume).

In recent years, distilled spirits consumption in many countries, including the U.S., continued its long-term decline. It is estimated that overall sales of distilled spirits in the U.S. declined by 2 to 3% in each year from 1993 to 1995. However, industry estimates indicate that U.S. distilled spirits sales increased slightly in 1996. Whether this represents a change in the long-term decline in distilled spirits consumption is uncertain.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from continuing operating activities of $110.2 million for the six months ended June 30, 1997 compared with net cash provided from continuing operating activities of $89.6 million for the same six-month period last year.

Net cash used by investing activities for the six months ended June 30, 1997 was $74.3 million, as compared with net cash used of $757 million in the six-month period last year, reflecting last year's acquisition of Cobra.

Net cash used by financing activities for the six months ended June 30, 1997 was $1.4 billion, as compared with net cash provided of $510.4 million in 1996, principally reflecting the repayment in 1997 of debt using the proceeds provided by Gallaher in conjunction with the spin-off of that company, the impact of the 1996 acquisition of Cobra and lower Common share purchases. At the time of the spin-off, Gallaher borrowed and paid to the Company an amount that will ultimately approximate $1.25 billion, after taxes. For the six months ended June 30, 1997, the Company's purchases of Common stock amounted to $55 million as compared to $282.3 million during last year's comparable six-month period.

Total debt at June 30, 1997 was $1.1 billion, a decrease of $1.3 billion from December 31, 1996, reflecting the repayment in 1997 of debt using the proceeds provided by Gallaher in conjunction with the spin-off of that company. The ratio of total debt to total capital decreased from 39.3% at December 31, 1996 to 20.9% at June 30, 1997.

On March 5, 1996, the Company redeemed its $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001, at a redemption price of 103.8125% of the principal amount plus accrued interest. On March 1, 1996, the Company redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

In June 1997, the Company purchased 2 million Common shares. Although the Company has the authority to purchase additional shares and has not ruled out such purchases, it anticipates that it may not make further substantial purchases this year. At the July 29 meeting, the Board of Directors authorized the institution of a systematic share purchase program to cover future stock option exercises. This program is anticipated to be in the range of two million shares per year.

Management believes that the Company's internally generated funds, together with its access to global credit markets, are more than adequate to meet the Company's capital needs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


   Results of Operations for the Three Months Ended June 30, 1997 as Compared
                    to the Three Months Ended June 30, 1996
   ---------------------------------------------------------------------------
                                 Net Sales              Operating Income(1)
                            -------------------     ---------------------------
                              1997      1996(3)      1997     1997(2)    1996(3)
                                                             (Adjusted)
                            --------    -------     -------   --------   ------
                                               (In millions)

Home Products               $  335.5    $ 335.4     $ 27.0    $ 44.4     $ 43.4
Office Products                285.4      271.4      (11.6)     11.9       10.5
                            --------   --------     ------    ------     ------
 Home and Office Products      620.9      606.8       15.4      56.3       53.9
Golf Products                  305.4      263.8       61.6      61.6       52.1
Distilled Spirits              309.2      337.1        2.9      51.3       47.1
                            --------   --------     ------    ------     ------
                            $1,235.5   $1,207.7     $ 79.9    $169.2     $153.1
                            ========   ========     ======    ======     ======

(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.

(2)    Excludes restructuring and other nonrecurring charges of $89.3 million.

(3)    Restated for discontinued international tobacco operations.

CONSOLIDATED
------------

Net sales rose 2% on line extensions, price increases, new products and the inclusion of Advanced Gravis (acquired September 1996), partly offset by discontinued golf products and the inclusion of an additional month last year in distilled spirits' U.K. operations (change to calendar year-end). Operating income decreased 48% due to $89.3 million in restructuring and other nonrecurring charges in distilled spirits, office products and home products. Operating income excluding these charges increased 11%, principally due to higher sales and gross margins, partly offset by higher marketing expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

Interest and related expenses decreased 28% primarily reflecting lower average borrowings resulting principally from the Gallaher spin-off proceeds.

The effective income tax rate comparisons for the three-month periods ended June 30, 1997 and 1996 were distorted by the 1997 restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates were 40.3% and 37%, respectively. The lower effective rate for last year reflected benefits from higher reversal of tax provisions no longer required.

Income from continuing operations of $4.3 million, or three cents per Common share, for the three months ended June 30, 1997 compared with $56 million, or 31 cents per share for the same period last year.

On May 30, 1997 the international tobacco operations of Gallaher were spun off resulting in the loss from discontinued operations of $36.5 million, or 22 cents per share, in 1997, compared with income of $66 million, or 38 cents per share, in 1996. These amounts represent the net income of international tobacco operations, net of an allocation of interest expense. The 1997 amount includes $67.1 million in spin-off expenses. (See note 3 in the Notes to Condensed Consolidated Financial Statements.)

Net loss of $32.2 million, or 19 cents per share, for the three months ended June 30, 1997 compared with income of $122 million, or 69 cents per share, for the same period last year.

Home Products
-------------

Net sales were flat as line extensions and new products were offset by the absence of Moen's joint venture in Taiwan (sold September 1996), volume declines and lower average foreign exchange rates. The increased sales reported by Moen and Waterloo were offset by declines at Master Lock and Aristokraft. Operating income decreased 38% due to a $17.4 million restructuring and other nonrecurring charge, as described above in the section discussing the six months results through June 30. Operating

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Home Products (Concluded)
-------------

income excluding this charge increased 2% on improved gross margin (principally favorable product mix at Moen), partly offset by higher volume-related selling expenses at Moen and increased research and development expenses.

Office Products
---------------

Net sales increased 5%, principally in North America on new products and the inclusion of Advanced Gravis, partly offset by the absence of office furniture operations and slight declines in prices and volumes in existing product lines. An operating loss of $11.6 million for the three months ended June 30, 1997 compared with operating income of $10.5 million for the comparable period last year due to a $23.5 million restructuring charge, as described above in the section discussing the six months results through June 30. Operating income excluding this charge increased 13% reflecting the sales increase and improved gross margin (principally manufacturing efficiencies and stabilized raw material costs in North America), partly offset by higher operating expenses (mainly customer programs and new product and business development costs).

Golf Products
-------------

Net sales were up 16% reflecting new products and line extensions and volume increases in golf balls, clubs, gloves and shoes, partly offset by discontinued products and lower average foreign exchange rates. Operating income increased 18% principally reflecting the higher sales.

Distilled Spirits
-----------------

Net sales decreased 8%, principally due to the inclusion of an additional month of sales in 1996, resulting from the change to a calendar year-end for the U.K. operations. Excluding the change to calendar year-end and excise taxes, sales increased 1% on price increases, higher average foreign exchange rates, benefits from a domestic bulk sale and new products and line extensions, partly offset by lower volume on existing product lines. The net decrease in volume resulted from lower case shipments in the U.S. Operating income decreased 94% due to a $48.4 million restructuring and

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Distilled Spirits (Concluded)
-----------------

other nonrecurring charge as described above in the section discussing the six months results through June 30. Operating income excluding this charge increased 9% principally on improved operating results in the U.K. (lower operating expenses, partly offset by lower volumes).

CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, competitive product and pricing pressures, foreign exchange rate fluctuations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                                                             PART I - EXHIBIT A
                                                             -------------------


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  Computation of Net Income Per Common Share -
                      Primary and Fully Diluted (Unaudited)
                  --------------------------------------------
                                  (In millions)

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1997          1996
                                                     ---------    ---------
                                                             (Restated)

Income from continuing operations                     $ 39.3        $ 87.8

Preferred stock dividend requirements                   (0.6)         (0.6)
                                                      ------        ------
Income from continuing operations available for
   computing earnings per Common share - primary        38.7          87.2

Income from discontinued operations                     65.1         158.3

Extraordinary items                                        -         (10.3)
                                                      ------        ------
Net income for computing earnings
   per Common share - primary                         $103.8        $235.2
                                                      ======        ======



Income from continuing operations available for
   computing earnings per Common share - primary      $ 38.7        $ 87.2

Convertible preferred stock dividend requirements        0.6           0.6

Interest and related expenses on convertible
   debentures                                              -           2.0
                                                      ------        ------
Income from continuing operations available for
   computing earnings per Common share -
   fully diluted                                        39.3          89.8

Income from discontinued operations                     65.1         158.3

Extraordinary items                                        -         (10.3)
                                                      ------        ------
Net income for computing earnings per Common
   share - fully diluted                              $104.4        $237.8
                                                      ======        ======

                                                  ------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)


                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1997        1996
                                                      ---------    ---------

Weighted average number of Common shares
   outstanding during each period - primary             171.7        176.3

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                            1.8          1.8

Addition from assumed conversion of
   convertible debentures                                   -          0.8

Other additions                                           2.0          3.5
                                                        -----        -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                  175.5        182.4
                                                        =====        =====

                                                                   (Restated)
                                                                   ----------
Earnings per Common share -
   Primary
      Income from continuing operations                  $.23        $ .49

      Income from discontinued operations                 .38          .90

      Extraordinary items                                   -         (.06)
                                                         ----        -----
      Net income                                         $.61        $1.33
                                                         ====        =====

   Fully diluted
      Income from continuing operations                 $.23         $ .49

      Income from discontinued operations                .36           .87

      Extraordinary items                                  -          (.06)
                                                        ----         -----
      Net income                                        $.59         $1.30
                                                        ====         =====

                                                  ------------------



                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  Computation of Net Income Per Common Share -
                      Primary and Fully Diluted (Unaudited)
                  --------------------------------------------
                                  (In millions)

                                                          Three Months Ended
                                                               June 30,
                                                        ----------------------
                                                          1997         1996
                                                        ---------    ---------
                                                                     (Restated)

Income from continuing operations                         $ 4.3      $ 56.0

Preferred stock dividend requirements                      (0.3)       (0.3)
                                                         ------      ------
Income from continuing operations available for
   computing earnings per Common share - primary            4.0        55.7

Income (loss) from discontinued operations                (36.5)       66.0
                                                         ------      ------

Net income  (loss) for computing earnings
   per Common share - primary                            $(32.5)     $121.7
                                                         ======      ======



Income from continuing operations available for
   computing earnings per Common share - primary         $  4.0      $ 55.7

Convertible preferred stock dividend requirements           0.3         0.3

Interest and related expenses on convertible
   debentures                                                 -         0.3
                                                         ------      ------
Income from continuing operations available for
   computing earnings per Common share -
   fully diluted                                            4.3        56.3

Income (loss) from discontinued operations                (36.5)       66.0
                                                         ------      ------

Net income (loss)for computing earnings per
   Common share - fully diluted                          $(32.2)     $122.3
                                                         ======      ======

                                                  PART I - EXHIBIT A (Concluded)
                                                  ------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)


                                                      Three Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1997          1996
                                                     ---------     --------

Weighted average number of Common shares
   outstanding during each period - primary            172.0         174.9

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                           1.9           1.8

Addition from assumed conversion of
   convertible debentures                                  -           0.8

Other additions                                          2.2           1.4
                                                       -----         -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                 176.1         178.9
                                                       =====         =====

                                                                   (Restated)
                                                                   ----------
Earnings per Common share -
   Primary
      Income from continuing operations                $ .03          $.31

      Income (loss) from discontinued operations        (.22)          .38
                                                       -----          ----

      Net income (loss)                                $(.19)         $.69
                                                       =====          ====

   Fully diluted
      Income from continuing operations                $ .03          $.31

      Income (loss) from discontinued operations        (.22)          .37
                                                       -----          ----

      Net income (loss)                                $(.19)         $.68
                                                       =====          ====

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
------   -----------------

     (a) Reference is made to paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997. In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Anderson, J. v. The American Tobacco Company, et al., Circuit Court of Knox County, Tennessee, May 23, 1997; Brammer,
P. v. The American Tobacco Company, et al., United States District Court for the Southern District of Iowa, June 30, 1997; Brown v. The American Tobacco Company, et al., Superior Court of California, San Diego County, June 10, 1997; Cosentino, M.A. v. The American Tobacco Company, et al., Superior Court of New Jersey, Law Division, Middlesex County, May 21, 1997; Daley, L. v. The American Tobacco Company, et al., Circuit Court of Cook County, Illinois, July 7, 1997; Enright, J. v. The American Tobacco Company, et al., Superior Court of New Jersey, Camden County, May 28, 1997; Gieger, W. v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, May 1, 1997; Lippincott v. The American Tobacco Company, et al., Superior Court of New Jersey, Law Division, Camden County, June 30, 1997; Lyons, C. v. Brown & Williamson Tobacco Company, et al., Superior Court of Georgia, Fulton County, May 27, 1997; Tepper, M. v. Philip Morris Incorporated, et al., Superior Court of New Jersey, Law Division, Bergen County, May 28, 1997; Thomas, P. v. The American Tobacco Company, et al., Circuit Court of Michigan, Wayne County, June 6, 1997; and White, H.L. v. The American Tobacco Company, et al., United States District Court, Southern District of Mississippi, Western Division, April 18, 1997. These cases are class actions on behalf of individuals allegedly addicted to cigarettes through the manipulation of nicotine levels or individuals who have allegedly suffered personal injury from the use of cigarettes.

     In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Anes, J. v. The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, July 1, 1997; Cameron, R. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, June 30, 1997; Cavanagh, D. v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, May 6, 1997; Collins, J. v. The American Tobacco Company, et al., Supreme Court of New York, Westchester County, May 16, 1997; Condon, R. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 13, 1997; Crane, J. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, April 4, 1997; Daley, E. v. The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, July 1, 1997; DaSilva, J.C. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, April 3, 1997; El-Haddi, N. v The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, May 29, 1997; Evans, B. v. Philip Morris Incorporated, et al., Circuit Court of Jasper County, Mississippi, June 10, 1997; Ferguson, F. v. The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, May 29, 1997; Fink, D. v. The American Tobacco Company, et al., Supreme Court of New York, New York

------   -----------------

County, June 6, 1997; Greco, A. v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, June 27, 1997; Hansen, C. v. The American Tobacco Company, et al., Supreme Court of New York, Suffolk County, March 28, 1997; Hissom, G. v. The American Tobacco Company, et al., United States District Court for the Southern Division of West Virginia, June 12, 1997; Kestenbaum, D.
v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 23, 1997; Labriola, R. v. The American Tobacco Company, et al., Supreme Court of New York, Suffolk County, May 28, 1997; Larkin, R. v. The American Tobacco Company, et al., Court of Common Pleas of Pennsylvania, Allegheny County, June 27, 1997; Leibsten v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, June 30, 1997; Leiderman, M. v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, July 2, 1997; Levinson, M. v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, April 17, 1997; Lien, L. v. The American Tobacco Company, et al., Supreme Court of New York, Suffolk County, April 28, 1997; Litke, S. v. American Brands, Inc., et al., Supreme Court of New York, Kings County, May 7, 1997; Lombardo, S. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, June 6, 1997; Maisonet, B. v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, May 12, 1997; Martin, G. v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, June 30, 1997; McGuinness, J. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, June 30, 1997; McLane, J. v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, May 13, 1997; Misell, D. v. The American Tobacco Company, et al., District Court of Texas, Nueces County, December 23, 1996; Mishk, J. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 2, 1997; Orr, R. v. The American Tobacco Company, et al., Court of Common Pleas for County of Philadelphia, Pennsylvania, May 29, 1997; Rubinobitz, L. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 28, 1997; Schwartz, I. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 19, 1997; Senzer, B. v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, May 13, 1997; Shapiro, M. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, June 17, 1997; Sprung, L. v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, May 13, 1997; Standish, J. v. The American Tobacco Company, Supreme Court of New York, Bronx County, July 11, 1997; Stern, G. v. Liggett Group, Inc., et al., Superior Court of the State of California, Monterey County, April 28, 1997; Walgreen, C. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 23, 1997; Willis, D. v. The American Tobacco Company, United States District Court for the Western District of Louisiana, Lake Charles Division, April 30, 1997; and Zarudsky, W. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 28, 1997. These are individual cases where the plaintiffs allege personal injury from the use of cigarettes.

     In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Birmingham v. The American Tobacco Company, et al., United States District Court of the Northern District of Alabama, May 28, 1997; Commonwealth of Puerto Rico v. Brown & Williamson Tobacco Company, et al., United States District Court, Division of Puerto

------   -----------------

Rico, June 17, 1997; Knowles D. v. The American Tobacco Company, et al., Civil District Court of Louisiana, Parish of Orleans County, June 30, 1997; Missouri
v. The American Tobacco Company, et al., Circuit Court of Missouri, St. Louis County, May 12, 1997; Nevada v. Philip Morris Incorporated, et al., Second Judicial District of Nevada, Washoe County, May 21, 1997; New Mexico v. The American Tobacco Company, et al., First Judicial District of New Mexico, Santa Fe County, May 27, 1997; South Carolina v. Brown & Williamson Tobacco Company, et al., Court of Common Pleas of South Carolina, Richland County, May 12, 1997; Tennessee (Beckom) v. The American Tobacco Company, et al., United States District Court, Eastern Division of Tennessee, May 8, 1997; University of South Alabama v. The American Tobacco Company, et al., United States District Court, Southern Division of Alabama, May 23, 1997; and Woods D. v. The American Tobacco Company, et al., Superior Court of North Carolina, Wake County, July 10, 1997. These cases have been brought by the attorneys general (or on behalf of the attorney general) of Alabama, Puerto Rico, Louisiana, Missouri, Nevada, New Mexico, South Carolina, Tennessee, Alabama and North Carolina, respectively, seeking unspecified compensatory and punitive damages and various forms of equitable relief, including restitution of the expenditures by the state for the cost of medical care provided by the state to its citizens for numerous diseases allegedly caused by cigarettes and other tobacco products.

     Reference is made to the description of Crozier v. The American Tobacco Company, et al., United States District Court for the Middle District of Alabama, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. On April 21, 1997, this case was voluntarily dismissed by plaintiffs.

     Reference is made to the description of Ramirez v. American Brands, Inc., et al., District Court of Hidalgo County, Texas, in paragraph (a) of Part I,
Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. On April 23, 1997, this case was voluntarily dismissed by plaintiffs.

     Reference is made to the description of Ruiz v. The American Tobacco Company, et al., United States District Court for the District of Puerto Rico, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. On April 7, 1997, this case was voluntarily dismissed by plaintiffs.

     Reference is made to the description of Stern v. Liggett Group, Inc., et al., Supreme Court of the State of California, Monterey County, above. On June 30 1997, this case was voluntarily dismissed by plaintiffs.

     Reference is made to the description of Walls v. The American Tobacco Company, et al., District Court of Creek County, Oklahoma, in paragraph (a) of
Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. On

------   -----------------

June 20, 1997, plaintiff dismissed Registrant from the case by filing an amended complaint which did not include Registrant as a party.

     Reference is made to the description of Zito v. The American Tobacco Company, et al., Supreme Court of the State of New York, New York County, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. By stipulation and order on July 15, 1997, Registrant was dismissed from this action.

     It has been reported that on June 20, 1997, certain U.S. tobacco companies signed a Memorandum of Understanding (the "Memorandum") with certain state attorneys general and private attorneys maintaining various actions against the industry, whereby they would support the adoption of federal legislation (and any necessary ancillary undertakings) that would incorporate the features of a sixty-eight page "Proposed Resolution" attached to the Memorandum. The Proposed Resolution calls for legislation that would, among other things, restrict how tobacco products are manufactured, marketed and distributed in the United States. If enacted, the legislation would also resolve the attorney general health care recovery actions and class actions pending against the industry, would bar similar actions in the future, and would in certain respects limit the relief that can be obtained in lawsuits brought against the industry by individual claimants.

     The Proposed Resolution would also require substantial payments by participating manufacturers aggregating an estimated $368.5 billion over the first 25 years after the legislation is adopted. The legislation featured in the Proposed Resolution would not require the Registrant to pay any money or incur any obligations.

     There can be no assurance that the legislation called for in the Proposed Resolution will be enacted. It is also impossible to predict when the legislation may be approved, if it is. Moreover, there can be no assurance that any legislation that is enacted will embody the features described in the Proposed Resolution. Certain features of the contemplated legislation have been questioned by the President, members of Congress and others, and legislation that contains new or different terms may be enacted. In addition, any legislation that is enacted, including provisions limiting claims that can be brought against the industry or restricting the relief that can be obtained against it, may be subject to legal challenge in litigation. The Proposed Resolution itself has no legal effect on any current or future smoking and health litigation.

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

------   -----------------

     Registrant's former subsidiary, Gallaher Limited ("Gallaher"), has been named as a defendant in certain proceedings alleging smoking-related health effects as a result of plaintiffs smoking cigarettes manufactured by Gallaher. Registrant has not been named as a defendant in any such proceedings. On May 30, 1997, Registrant spun off its U.K.-based Gallaher tobacco business. In connection with such spin-off, Gallaher Group Plc and Gallaher agreed to indemnify Registrant against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of Gallaher and its subsidiaries.

     (b) It is not possible to predict the outcome of the pending litigation referenced in paragraph (a) above, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of the Registrant. Reference is made to note 8, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)  Exhibits.
              --------

              3(i)(a).  Amendment to Certificate of Incorporation of Registrant.

              3(i)(b). Certificate of Incorporation of Registrant as in effect on the date hereof.

              3(ii)(a). Amendment to By-laws of Registrant.

              3(ii)(b). By-laws of Registrant as in effect on the date hereof.

               4a1. Third Supplemental Indenture dated as of May 28, 1997 between Registrant and The Chase Manhattan Bank.

              10a1.     Registrant's Annual Executive Incentive Compensation
                        Plan.*

              10b1.     Registrant's Non-Employee Director Stock Option Plan.*

              10c1. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting
                        Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 and Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996, respectively.*

------   --------------------------------

              10c2. Schedule identifying substantially identical agreements to the Amendment to Trust Agreement constituting Exhibit 10c1 hereto in favor of Thomas C. Hays, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt.*

              10d1. Severance and Retirement Agreement made as of February 24, 1997, between Registrant and Thomas C. Hays.*

              12. Statement re computation of ratio of earnings to fixed charges.

              15. Letter from Coopers & Lybrand L.L.P. dated August 12, 1997 re unaudited financial information.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.  (Concluded)
------   --------------------------------

              Registrant filed a Current Report on Form 8-K, dated June 9, 1997, in respect of Registrant's press releases dated May 30, 1997, announcing the change of Registrant's name to Fortune Brands, Inc. and its completion of the spin-off of Gallaher Group Plc, and June 2, 1997, announcing the commencement of trading of Registrant as Fortune Brands, Inc. on the New York Stock Exchange (Items 2, 5, 7(b) and 7(c)).

              Registrant filed a Current Report on Form 8-K, dated July 23, 1997, in respect of Registrant's press release dated July 23, 1997 announcing Registrant's financial results for the three-month and six-month periods ended June 30, 1997 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               FORTUNE BRANDS, INC.
                                               -------------------
                                                   (Registrant)








Date:  August 12, 1997                         By    /s/ C. P. Omtvedt
       ---------------                           -------------------------
                                                 C. P. Omtvedt
                                                 Vice President and
                                                 Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


                                                                   Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------

3(i)(a).          Amendment to Certificate of Incorporation of
                  Registrant.

3(i)(b). Certificate of Incorporation of Registrant as in effect on the date hereof.

3(ii)(a).         Amendment to By-laws of Registrant.

3(ii)(b).         By-laws of Registrant as in effect on the date
                  hereof.

4a1.              Third Supplemental Indenture dated as of
                  May 28, 1997 between Registrant and The Chase
                  Manhattan Bank.

10a1.             Registrant's Annual Executive Incentive
                  Compensation Plan.*

10b1.             Registrant's Non-Employee Director Stock Option
                  Plan.*

10c1. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting
                  Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 and Exhibit 10a1 to the Quarterly Report on
                  Form 10-Q of Registrant dated August 8, 1996, respectively.*

10c2. Schedule identifying substantially identical agreements to the Amendment to Trust Agreement constituting Exhibit 10c1 hereto in favor of Thomas C. Hays, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt.*

10d1. Severance and Retirement Agreement made as of February 24, 1997, between Registrant and
                  Thomas C. Hays.*

12. Statement re computation of ratio of earnings to fixed charges.

15.               Letter from Coopers & Lybrand L.L.P. dated
                  August 12, 1997 re: unaudited financial information.

23.               Consent of Counsel, Chadbourne & Parke LLP.

27.               Financial Data Schedule (Article 5).



                  * Indicates that exhibit is a management contract or compensatory plan or arrangement.