Form 10-Q
period 1997-09-30
FORTUNE BRANDS INC
filed 1997-11-12
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period                         Commission file number 1-9076
 ended September 30, 1997

                              FORTUNE BRANDS, INC.
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

         1700 East Putnam Avenue, Old Greenwich, Connecticut 06870-0811
   ---------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code:  (203) 698-5000
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at October 31, 1997 was 171,616,449 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                       September 30,            December 31,
                                           1997                     1996
                                        ------------            -------------
                                        (Unaudited)              (Restated)

Assets

     Current assets
      Cash and cash equivalents         $   66.4                  $   34.9
      Accounts receivable, net             836.0                     892.4

      Inventories
       Bulk whiskey                        351.7                     379.3
       Other raw materials, supplies and
        work in process                    256.6                     266.8
       Finished products                   342.5                     391.8
                                        --------                  --------
                                           950.8                   1,037.9

      Net assets of discontinued operations    -                     683.3
      Other current assets                 172.7                     193.6
                                        --------                  --------
        Total current assets             2,025.9                   2,842.1

     Property, plant and equipment, net    934.6                     972.6

     Intangibles resulting from
      business acquisitions, net         3,611.0                   3,730.7

     Other assets                          232.0                     191.9
                                        --------                  --------
        Total assets                    $6,803.5                  $7,737.3
                                        ========                  ========










            See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                          September 30,          December 31,
                                              1997                   1996
                                           ------------          ------------
                                           (Unaudited)            (Restated)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                $ 31.6                 $ 37.1
       Commercial paper                        68.6                  691.2
       Accounts payable                       190.8                  241.3
       Accrued taxes                          483.0                  443.4
       Accrued expenses and other liabilities 550.1                  601.2
       Current portion of long-term debt      173.0                   53.9
                                          ---------              ---------
         Total current liabilities          1,497.1                2,068.1

     Long-term debt                           834.1                1,598.3
     Deferred income taxes                     62.1                   19.3
     Postretirement and other liabilities     366.8                  367.4
                                          ---------              ---------
         Total liabilities                  2,760.1                4,053.1
                                          ---------              ---------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option         11.5                   12.9
       Common stock, par value $3.125 per
        share, 229.6 shares issued            717.4                  717.4
       Paid-in capital                        157.7                  166.5
       Foreign currency adjustments             8.8                 (195.9)
       Retained earnings                    5,163.7                5,025.4
       Treasury stock, at cost             (2,015.7)              (2,042.1)
                                          ---------              ---------
         Total stockholders' equity         4,043.4                3,684.2
                                          ---------              ---------
           Total liabilities and
             stockholders' equity         $ 6,803.5              $ 7,737.3
                                          =========              =========






            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Nine Months Ended September 30, 1997 and 1996
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)
                                              1997                1996
                                           ----------          ----------
                                                               (Restated)

Net sales                                   $3,526.1            $3,420.9

     Cost of products sold                   1,869.2             1,768.8
     Excise taxes on distilled spirits         286.7               309.7
     Advertising, selling, general and
       administrative expenses                 959.9               915.5
     Amortization of intangibles                77.9                76.9
     Restructuring charges                      74.2                   -
     Interest and related expenses              92.7               122.6
     Other (income) expenses, net                7.5                 3.2
                                            --------            --------
Income from continuing operations
     before income taxes                       158.0               224.2

     Income taxes                               90.7               105.2
                                            --------            --------
Income from continuing operations               67.3               119.0

Income from discontinued operations             65.1               263.8

Extraordinary items                                -               (10.3)
                                            --------            --------
Net income                                  $  132.4            $  372.5
                                            ========            ========

Earnings per Common share
     Primary
         Income from continuing operations      $.39               $ .68
         Income from discontinued operations     .38                1.51
         Extraordinary items                       -                (.06)
                                                ----               -----
         Net income                             $.77               $2.13
                                                ====               =====
     Fully diluted
         Income from continuing operations      $.39               $ .68
         Income from discontinued operations     .36                1.47
         Extraordinary items                       -                (.06)
                                               -----               -----
         Net income                             $.75               $2.09
                                               =====               =====
Dividends paid per Common share                $1.20               $1.50
                                               =====               =====
Average number of Common shares outstanding
     Primary                                   171.6               174.3
                                               =====               =====
     Fully diluted                             175.7               178.8
                                               =====               =====
            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended September 30, 1997 and 1996
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)
                                                 1997                 1996
                                              ---------            ----------
                                                                   (Restated)

Net sales                                      $1,185.5            $1,158.1

     Cost of products sold                        632.0               604.0
     Excise taxes on distilled spirits            100.9               107.4
     Advertising, selling, general and
       administrative expenses                    318.5               305.8
     Amortization of intangibles                   26.0                25.7
     Restructuring charges                         18.4                   -
     Interest and related expenses                 24.0                43.1
     Other (income) expenses, net                   4.7                 2.9
                                               --------            --------
Income from continuing operations
     before income taxes                           61.0                69.2

     Income taxes                                  33.0                38.0
                                               --------            --------
Income from continuing operations                  28.0                31.2

Income from discontinued operations                   -               105.5
                                               --------            --------

Net income                                     $   28.0            $  136.7
                                               ========            ========

Earnings per Common share
     Primary
         Income from continuing operations         $.16                $.19
         Income from discontinued operations          -                 .61
                                                   ----                ----
         Net income                                $.16                $.80
                                                   ====                ====
     Fully diluted
         Income from continuing operations         $.16                $.19
         Income from discontinued operations          -                 .60
                                                   ----                ----
         Net income                                $.16                $.79
                                                   ====                ====
Dividends paid per Common share                    $.20                $.50
                                                   ====                ====
Average number of Common shares outstanding
     Primary                                      171.3               170.4
                                                  =====               =====
     Fully diluted                                176.3               173.9
                                                  =====               =====

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Nine Months Ended September 30, 1997 and 1996
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                        1997           1996
                                                     ---------      ---------
                                                                    (Restated)

Operating activities
   Net income                                        $  132.4        $ 372.5
   Restructuring charges                                 74.2              -
   Income from discontinued operations                  (65.1)        (263.8)
   Extraordinary items                                      -           10.3
   Depreciation and amortization                        183.9          176.4
   Decrease (increase) in accounts receivable            35.0          (16.5)
   Decrease (increase) in inventories                    40.3          (19.8)
   Decrease in accounts payable, accrued
     expenses and other liabilities                     (82.4)         (58.2)
   (Decrease) increase in accrued taxes                 (57.1)           6.6
   Other operating activities, net                      (33.2)         (30.8)
                                                   ----------       --------
     Net cash provided from continuing
       operating activities                             228.0          176.7
                                                   ----------       --------
Investing activities
   Additions to property, plant and equipment          (111.2)        (113.5)
   Acquisitions, net of cash acquired                   (44.6)        (702.1)
   Dispositions                                          48.0            4.3
   Other investing activities, net                        3.6           14.6
                                                   ----------       --------
     Net cash used by investing activities             (104.2)        (796.7)
                                                   ----------       --------
Financing activities
   (Decrease)increase in short-term debt, net          (626.4)         842.4
   Issuance of long-term debt                            18.3          600.7
   Repayment of long-term debt                         (654.5)        (404.6)
   Dividends to stockholders                           (207.1)        (262.9)
   Cash purchases of Common stock for treasury          (79.6)        (418.5)
   Other financing activities, net                       83.3            4.6
                                                   ----------       --------
     Net cash (used) provided by financing activities(1,466.0)         361.7
                                                   ----------       --------
Effect of foreign exchange rate changes on cash          (7.0)          (3.2)

Cash provided by discontinued operations              1,380.7           69.4
                                                   ----------       --------
     Net increase (decrease) in cash
       and cash equivalents                              31.5         (192.1)

Cash and cash equivalents at beginning of period         34.9          232.0
                                                   ----------       --------
Cash and cash equivalents at end of period             $ 66.4        $  39.9
                                                   ==========       ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Principles of Consolidation

              The condensed consolidated balance sheet as of September 30, 1997, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of restructuring and other nonrecurring charges and normal recurring items. Interim results may not be indicative of results for a full year.

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

              To allocate the overall debt of the Company at the time of the spin-off, Gallaher borrowed and paid to the Company an amount that will ultimately approximate $1.25 billion, after taxes. The Company used the proceeds initially to pay down short-term debt.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       Discontinued Operations  (Continued)

              The condensed consolidated financial statements were reclassified to identify international tobacco operations as discontinued operations for all periods. Summarized data for the international tobacco operations, net of allocation of interest expense based on a ratio of Gallaher's net assets to consolidated net assets of the Company, is as follows:

                                                                  Three Months
                                             Nine Months              Ended
         Results of operations            Ended September 30,     September 30,
         ---------------------           ---------------------    -------------

                                            1997*         1996           1996
                                         --------      --------       ---------
                                                      (In millions)

                  Net sales              $2,575.0      $4,723.1       $1,762.0
                                         ========      ========       ========

                  Income before taxes      $186.4      $  405.6         $161.9

                  Spin-off expenses         (67.1)            -              -

                  Income taxes              (54.2)       (141.8)         (56.4)
                                          -------      --------         ------
                  Income from
                   discontinued operations $ 65.1      $  263.8         $105.5
                                           ======      ========        =======

           *Includes results through spin-off date, May 30, 1997.



         Net assets of discontinued                      December 31,
          operations                                         1996
         --------------------------                       -----------
                                                         (In millions)

                  Current assets                           $ 2,020.4

                  Property, plant and
                    equipment, net                             258.4

                  Other assets                                 477.2

                  Current liabilities                       (1,933.0)

                  Non-current liabilities                     (139.7)
                                                           ---------
                                                             $ 683.3
                                                           =========

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

4.       Restructuring and Other Nonrecurring Charges

              The Company has been reviewing productivity-enhancing opportunities and as a result, recorded pre-tax charges of $38.1 million and $127.4 million, respectively, during the three and nine months ended September 30, 1997. The savings expected to be achieved will principally be offset by costs associated with brand building, new product development and new international market development activities.

              The Company anticipates additional pre-tax restructuring and other nonrecurring charges during the fourth quarter of 1997 aggregating approximately $90 million as formal restructuring plans are approved and communicated.

              Charges recorded to date by business segment are as follows (in millions):

                                       Nine Months Ended September 30, 1997
                                       ------------------------------------

                                                    Nonrecurring
                                                   Cost of Sales
                                   Restructuring       Charges        Total
                                   -------------    -------------     -----
         Home Products                 $15.9           $  8.3        $ 24.2
         Office Products                23.5                -          23.5
                                       -----            -----        ------
           Home and Office Products     39.4              8.3          47.7
         Golf Products                  11.6             19.7          31.3
         Distilled Spirits              23.2             25.2          48.4
                                       -----            -----        ------
                      Total            $74.2            $53.2         127.4
                                       =====            =====

         Income tax benefit                                            39.0
                                                                     ------
         Net charge                                                  $ 88.4
                                                                     ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Restructuring and Other Nonrecurring Charges (Concluded)

                                    Three Months Ended September 30, 1997
                                    -------------------------------------

                                                   Nonrecurring
                                                  Cost of Sales
                                  Restructuring       Charges       Total
                                  -------------    -------------    -----
         Home Products                $ 6.8            $   -        $ 6.8
         Golf Products                 11.6             19.7         31.3
                                      -----            -----        -----
                 Total                $18.4            $19.7         38.1
                                      =====            =====

         Income tax benefit                                          15.1
                                                                    -----

         Net charge                                                 $23.0
                                                                    =====

              Home Products includes charges related to the discontinuance of certain product lines and operations, the consolidation of facilities and the write-down of property, plant and equipment.

              Office Products includes charges, principally resulting from the discontinuance and rationalization of product lines and related assets, the write-down of property, plant and equipment, and lease cancellation costs, partly offset by the pre-tax gain on the sale of two non-strategic businesses.

              Golf Products includes charges related to the discontinuance of certain product lines and the rationalization of operations.

              Distilled Spirits includes charges due to a change in estimate for bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business and costs related to leased facilities and international distribution agreements.

5.       Earnings Per Share

         Earnings per Common share are based on the weighted average number of Common shares outstanding in each period and after preferred stock dividend requirements.

              Fully diluted earnings per Common share assume that any convertible debentures and convertible preferred shares outstanding at the beginning of each period, or at their date of issuance, if later, were converted at those dates, with related interest, preferred stock dividend requirements and outstanding Common shares adjusted

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.       Earnings Per Share (Concluded)

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

7.       Dividends Declared

              The Board of Directors declared dividends on the Company's Common stock and $2.67 Convertible Preferred stock for the fourth quarter of 1997, in the amount of 21 cents and 66 3/4 cents, respectively, on September 30, 1997, payable in December 1997. The dividends for the fourth quarter of 1996 were declared in October 1996, payable in December 1996. The accrued expenses and other liabilities balance sheet caption as of September 30, 1997 includes $36.2 million of dividends payable in December 1997.

8.       Credit Facilities

              On September 2, 1997, the Company entered into revolving credit agreements, with expiration dates of August 1, 2002, with various banks providing for unsecured committed borrowings of up to $2.5 billion, including various Eurocurrencies. The interest rate is set at the time of each borrowing. A commitment fee of 0.10% per annum is paid on the unused portion. The commitment fee is subject to increases up to a maximum level of 0.20% per annum in the event the Company's long-term debt rating falls below specified levels. On September 2, 1997, the Company also terminated the revolving credit agreements that had been in place.

9.       Pending Litigation

              The Company and its subsidiaries are defendants in various lawsuits associated with their business and operations, and the Company is a defendant in actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations,

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


9.       Pending Litigation (Concluded)

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

10.      Environmental

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of Fortune Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of September 30, 1997, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





         1301 Avenue of the Americas              COOPERS & LYBRAND L.L.P.
         New York, New York
         November 11, 1997

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

      Results of Operations for the Nine Months Ended September 30, 1997 as
              Compared to the Nine Months Ended September 30, 1996
   ---------------------------------------------------------------------------
                                 Net Sales             Operating Income(1)
                             -----------------       -----------------------
                               1997     1996(3)      1997    1997(2)   1996(3)
                                                           (Adjusted)
                             --------   -------     -------  -------    ------
                                            (In millions)

Home Products                $1,016.6  $1,005.8     $112.4    $136.6    $130.4
Office Products                 891.9     853.3       30.3      53.8      49.5
                             --------  --------     ------    ------    ------
 Home and Office Products     1,908.5   1,859.1      142.7     190.4     179.9
Golf Products                   750.0     669.1       81.8     113.1     104.7
Distilled Spirits               867.6     892.7       90.1     138.5     127.7
                             --------  --------     ------    ------    ------
                             $3,526.1  $3,420.9     $314.6    $442.0    $412.3
                             ========  ========     ======    ======    ======

(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.

(2)    Excludes restructuring and other nonrecurring charges of $127.4 million.

(3)    Restated for discontinued international tobacco operations.

CONSOLIDATED
------------

Net sales increased 3% on line extensions, new products, the inclusion of Advanced Gravis (acquired September 1996) and Cobra Golf (acquired January 24,
1996) and price increases, partly offset by discontinued golf products associated with new product introductions, the absence of operations sold and the inclusion of an additional month last year in distilled spirits' U.K. operations (change to calendar year-end). Operating income decreased 24% due to $127.4 million in restructuring and other nonrecurring charges. (See note 4 in the Notes to Condensed Consolidated Financial Statements.) Operating income excluding these charges increased 7%, principally due to higher sales and gross margins, partly offset by increased marketing and research and development expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Interest and related expenses decreased 24% reflecting lower average borrowings resulting principally from the use of the Gallaher spin-off proceeds.

The effective income tax rate comparisons for the nine-month periods ended September 30, 1997 and 1996 were distorted by the 1997 restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates were 45.4% and 46.9%, respectively.

Income from continuing operations of $67.3 million, or 39 cents per Common share, for the nine months ended September 30, 1997 compared with $119 million, or 68 cents per share, for the same period last year. The decrease was due to $88.4 million, or 51 cents per share, in net restructuring and other nonrecurring charges. Excluding these charges, income from continuing operations was $155.7 million, or 90 cents per share, up $36.7 million, or 31%.

On May 30, 1997, the international tobacco operations of Gallaher were spun off. Income from discontinued operations, which represents the net income of the international tobacco operations, net of an allocation of interest expense, of $65.1 million, or 38 cents per share (representing five months in 1997), compared with $263.8 million, or $1.51 per share (representing nine months in 1996). In addition, the 1997 amount includes $67.1 million in spin-off expenses. (See note 3 in the Notes to Condensed Consolidated Financial Statements.)

The extraordinary items resulted from a charge of $10.3 million ($15.8 million pre-tax) in connection with the redemption in March 1996 of the Company's $150 million 7-5/8% Eurodollar Convertible Debentures, Due 2001 and its $150 million 9-1/8% Debentures, Due 2016. (See note 6 in the Notes to Condensed Consolidated Financial Statements.)

Net income of $132.4 million, or 77 cents per share, for the nine months ended September 30, 1997, compared with $372.5 million, or $2.13 per share, for the same period last year.

Pro forma income from operations and primary and fully diluted earnings per Common share for the nine months ended September 30, 1997 of $172.8 million, and $1.01 and 99 cents compared with $149.8 million, and 87 cents and 86 cents, respectively, for the same period last year. Pro forma results reflect adjustments to income from continuing operations to include a net cash payment of approximately $1.25 billion that Gallaher made to the Company and the assumption that such proceeds were used to purchase 2.5 million Common shares and repay debt as of January 1, 1996. The ultimate use of the proceeds may differ from that described herein. In addition, the 1997 pro forma amounts exclude the restructuring and other nonrecurring charges. Pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred on

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

January 1, 1996, or which may exist or be obtained in the future.

The Company has been reviewing productivity-enhancing opportunities and as a result, during the nine months ended September 30, 1997, recorded pre-tax charges of $127.4 million. The Company anticipates additional pre-tax restructuring and other nonrecurring charges during the fourth quarter of 1997 aggregating approximately $90 million as formal restructuring plans are approved and communicated. These charges will provide principally for rationalization of manufacturing, distribution and sourcing.

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

See notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for discussion of pending litigation and environmental matters.

Home Products
-------------

Net sales increased 1% principally on line extensions and new products, partly offset by the absence of Moen's joint venture in Taiwan (sold September 1996) and lower volume on existing products. All companies except Master Lock reported increased sales. Operating income decreased 14% due to $24.2 million in restructuring and other nonrecurring charges related to the discontinuance of certain product lines and operations, the consolidation of facilities and the write-down of property, plant and equipment. Operating income excluding these charges increased 5% on the sales increase and improved gross margin (principally favorable product mix at Moen), partly offset by higher volume-related selling expenses at Moen, increased research and development expenses and unfavorable comparison to last year's gain on the sale of Moen's joint venture in Taiwan.

Operating income at Master Lock declined principally due to the January 1, 1997 15% average price reduction on core padlock products in response to a shift by mass merchants to value-price imported products, as well as lower volume and increased operating expenses. It is anticipated that this price reduction will result in a decline in Master Lock's operating income for the year.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Office Products
---------------

Net sales increased 5%, principally in North America, on new products, the inclusion of Advanced Gravis (acquired September 1996) and higher average foreign exchange rates, partly offset by the absence of operations sold, a slight decline in prices and volume declines on existing products. Operating income decreased 39% due to a $23.5 million restructuring charge principally resulting from the discontinuance and rationalization of product lines and related assets, the write-down of property, plant and equipment, and lease cancellation costs, partly offset by the pre-tax gain on the sale of two non-strategic businesses. Operating income excluding this charge increased 9% reflecting the sales increase and improved gross margin (principally manufacturing efficiencies and stabilized raw material costs in North America), partly offset by higher operating expenses (mainly customer programs and new product and business development costs).

Golf Products
-------------

Net sales were up 12% on line extensions and new products, volume increases in existing product lines (golf balls, clubs, gloves and shoes) and one additional month of Cobra results in 1997 (acquired January 24, 1996), partly offset by discontinued products associated with new product introductions and lower average foreign exchange rates. Operating income decreased 22% due to $31.3 million of restructuring and nonrecurring charges related to the discontinuance of certain product lines and the rationalization of operations. Excluding these charges, operating income increased 8% reflecting the higher sales, partly offset by lower gross margin (reflecting a shift in product mix and increased material costs), and higher operating expenses, principally associated with the support and development of new products.

Distilled Spirits
-----------------

Net sales decreased 3%, principally due to the inclusion of an additional month of sales in 1996 resulting from the change to a calendar year-end for the U.K. operations. Excluding the change to calendar year-end and excise taxes, sales increased 3% on price increases, higher average foreign exchange rates, line extensions and new products and a benefit from a domestic bulk sale, partly offset by lower overall volume in existing product lines. The net decrease in volume resulted from lower case shipments in the U.S. and U.K., partly offset by higher shipments in Australia and Canada and improved private label volume in the U.K. Operating income decreased 29% due to $48.4 million in restructuring and other nonrecurring charges resulting from a change in estimate for bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business and costs related to leased facilities and

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Distilled Spirits (Concluded)
-----------------------------

international distribution agreements. Operating income excluding this charge increased 8% on improved operating results in North America (price increases and lower brand spending, partly offset by lower overall U.S. cased goods volume), Australia (higher volume), and the U.K. (lower operating expenses, partly offset by lower volume).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from continuing operating activities of $228 million for the nine months ended September 30, 1997 compared with net cash provided from continuing operating activities of $176.7 million for the same nine-month period last year.

Net cash used by investing activities for the nine months ended September 30, 1997 was $104.2 million, as compared with net cash used of $796.7 million in the nine-month period last year, principally reflecting last year's acquisition of Cobra.

Net cash used by financing activities for the nine months ended September 30, 1997 was $1.5 billion, as compared with net cash provided of $361.7 million in 1996, principally reflecting the repayment in 1997 of debt using the proceeds provided by Gallaher in conjunction with the spin-off of that company, the impact of the 1996 acquisition of Cobra and lower 1997 Common share purchases. At the time of the spin-off, Gallaher borrowed and paid to the Company an amount that will ultimately approximate $1.25 billion, after taxes. For the nine months ended September 30, 1997, the Company's purchases of Common stock amounted to $79.6 million as compared to $418.5 million during last year's comparable nine-month period.

Total debt at September 30, 1997 was $1.1 billion, a decrease of $1.3 billion from December 31, 1996, reflecting the repayment in 1997 of debt using the proceeds provided by Gallaher in conjunction with the spin-off of that company. The ratio of total debt to total capital decreased from 39.3% at December 31, 1996 to 21.5% at September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------------------

principal amount plus accrued interest. On March 1, 1996, the Company redeemed its $150 million 9-1/8% Debentures, Due 2016, at a redemption price of 104.4375% of the principal amount plus accrued interest.

Through September 30, 1997, the Company purchased 2.2 million Common shares. Although the Company has the authority to purchase additional shares and has not ruled out such purchases, it anticipates that it may not make further substantial purchases this year. At its July 29 meeting, the Board of Directors authorized the institution of a systematic share purchase program to cover future stock option exercises. This program is anticipated to be in the range of two million shares per year.

On September 2, 1997, the Company entered into revolving credit agreements, with expiration dates of August 1, 2002, with various banks providing for unsecured committed borrowings of up to $2.5 billion, including various Eurocurrencies. The interest rate is set at the time of each borrowing. A commitment fee of 0.10% per annum is paid on the unused portion. The commitment fee is subject to increases up to a maximum level of 0.20% per annum in the event the Company's long-term debt rating falls below specified levels. On September 2, 1997, the Company also terminated the revolving credit agreements that had been in place.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

     Results of Operations for the Three Months Ended September 30, 1997 as
             Compared to the Three Months Ended September 30, 1996
   ---------------------------------------------------------------------------
                                 Net Sales               Operating Income(1)
                             -----------------         -----------------------
                              1997     1996(3)          1997   1997(2)  1996(3)
                                                             (Adjusted)
                             ------    -------         -----  --------  -------
                                             (In millions)
Home Products              $  352.4    $ 349.1        $ 41.0     $47.8   $ 44.2
Office Products               316.4      304.3          20.7      20.7     19.3
                           --------    --------       ------    ------   ------
 Home and Office Products     668.8      653.4          61.7      68.5     63.5
Golf Products                 208.7      195.5          (8.9)     22.4     17.6
Distilled Spirits             308.0      309.2          56.0      56.0     52.9
                           --------   --------        ------    ------   ------
                           $1,185.5   $1,158.1        $108.8    $146.9   $134.0
                           ========   ========        ======    ======   ======

(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.

(2)    Excludes restructuring and other nonrecurring charges of $38.1 million.

(3)    Restated for discontinued international tobacco operations.

CONSOLIDATED
------------

Net sales increased 2% on new products and line extensions, partly offset by the absence of operations sold. Operating income decreased 19% due to $38.1 million in restructuring and other nonrecurring charges in golf products and home products. Operating income excluding these charges increased 10%, principally due to higher sales and gross margins, partly offset by increased operating expenses.

Interest and related expenses decreased 44% primarily reflecting lower average borrowings resulting principally from the use of the Gallaher spin-off proceeds.

Income from continuing operations of $28 million, or 16 cents per Common share, for the three months ended September 30, 1997 compared with $31.2 million, or 19 cents per share for the same period last year. The decrease was due to $23 million, or 13 cents per share, in net restructuring and other nonrecurring charges. Excluding these charges, income from continuing operations was $51 million, or 29 cents per share, up $19.8 million, or 63%.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
-----------------------

On May 30, 1997, the international tobacco operations of Gallaher were spun off. Income from discontinued products of $105.5 million, or 61 cents per share, in 1996, represents the net income of international tobacco operations, net of an allocation of interest expense. (See note 3 in the Notes to Condensed Consolidated Financial Statements.)

Net income of $28 million, or 16 cents per share, for the three months ended September 30, 1997 compared with income of $136.7 million, or 80 cents per share, for the same period last year.

Pro forma income from operations and primary and fully diluted earnings per Common share for the three months ended September 30, 1997 of $51 million, and 29 cents compared with $41.4 million, and 25 cents, respectively, for the same period last year. Pro forma results reflect adjustments to income from continuing operations to include a net cash payment of approximately $1.25 billion that Gallaher made to the Company and the assumption that such proceeds were used to purchase 2.5 million Common shares and repay debt as of January 1, 1996. The ultimate use of the proceeds may differ from that described herein. In addition, the 1997 pro forma amounts exclude the restructuring and other nonrecurring charges. Pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred on January 1, 1996, or which may exist or be obtained in the future.

Home Products
-------------

Net sales increased 1% as line extensions and new products were partly offset by the lower volume and absence of Moen's joint venture in Taiwan (sold September
1996). The increased sales reported by Waterloo and Aristokraft were partly offset by declines at Master Lock and Moen. Operating income decreased 7% due to a $6.8 million restructuring charge related to the closure of an operation. Operating income excluding this charge increased 8% on the sales increase and improved gross margin (principally favorable product mix at Moen), partly offset by unfavorable comparison to last year's $2.2 million gain on the sale of Moen's joint venture in Taiwan and increased research and development expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Office Products
---------------

Net sales increased 4%, principally in North America, on new products, volume increases on existing product lines and the inclusion of Advanced Gravis, partly offset by the absence of operations sold, a slight decline in prices and lower average foreign exchange rates. Operating income increased 7% reflecting the sales increase and improved gross margin (principally manufacturing efficiencies and stabilized raw material costs in North America), partly offset by higher operating expenses (mainly customer programs and new product and business development costs). Comparisons for the third quarter were unfavorably impacted by the absence of two non-strategic businesses sold in 1997 which had seasonally strong results in the third quarter of 1996.

Golf Products
-------------

Net sales were up 7% reflecting line extensions and new products and volume increases in existing product lines (golf balls, clubs and gloves), partly offset by discontinued products associated with new product introductions and lower average foreign exchange rates. Operating income decreased due to $31.3 million of restructuring and nonrecurring charges related to the discontinuance of certain product lines and the rationalization of operations. Excluding these charges, operating income increased 27% reflecting the higher sales, partly offset by increased advertising and research and development expenses associated with the support and development of new products.

Distilled Spirits
-----------------

Net sales decreased slightly. Excluding excise taxes, sales increased 3% on price increases, line extensions and higher average foreign exchange rates, partly offset by lower overall volume on existing product lines. The net decrease in volume principally resulted from lower case shipments in the U.S. Operating income increased 6% principally on improved operating results in North America (price increases and lower brand spending, partly offset by lower overall U.S. cased goods volume).

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

                                                     Nine Months Ended
                                                       September 30,
                                                  ----------------------
                                                     1997         1996
                                                  ---------    ---------
                                                               (Restated)
Income from continuing operations                   $ 67.3       $119.0

Preferred stock dividend requirements                 (0.8)        (0.9)
                                                    ------       ------
Income from continuing operations available for
   computing earnings per Common share - primary      66.5        118.1

Income from discontinued operations                   65.1        263.8

Extraordinary items                                      -        (10.3)
                                                    ------        ------
Net income for computing earnings
   per Common share - primary                       $131.6       $371.6
                                                    ======       ======

Income from continuing operations available for
   computing earnings per Common share - primary    $ 66.5       $118.1

Convertible preferred stock dividend requirements      0.8          0.9

Interest and related expenses on convertible
   debentures                                            -          2.3
                                                    ------       ------
Income from continuing operations available for
   computing earnings per Common share -
   fully diluted                                      67.3        121.3

Income from discontinued operations                   65.1        263.8

Extraordinary items                                      -        (10.3)
                                                    ------       ------
Net income for computing earnings per Common
   share - fully diluted                            $132.4       $374.8
                                                    ======       ======

                                                 -------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)


                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                         1997          1996
                                                       ---------    ---------

Weighted average number of Common shares
   outstanding during each period - primary              171.6         174.3

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                             2.0           1.8

Addition from assumed conversion of
   convertible debentures                                    -           0.6

Other additions                                            2.1           2.1
                                                         -----         -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                   175.7         178.8
                                                         =====         =====

                                                                   (Restated)
                                                                   ----------
Earnings per Common share -
   Primary
      Income from continuing operations                   $.39          $ .68

      Income from discontinued operations                  .38           1.51

      Extraordinary items                                    -           (.06)
                                                          ----          -----
      Net income                                          $.77          $2.13
                                                          ====          =====

   Fully diluted
      Income from continuing operations                   $.39          $ .68

      Income from discontinued operations                  .36           1.47

      Extraordinary items                                    -           (.06)
                                                          ----          -----
      Net income                                          $.75          $2.09
                                                          ====          =====

                                                 -------------------
                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  Computation of Net Income Per Common Share -
                      Primary and Fully Diluted (Unaudited)
                  --------------------------------------------
                                  (In millions)

                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                        1997         1996
                                                     ---------    ---------
                                                                  (Restated)

Income from continuing operations                      $28.0        $ 31.2

Preferred stock dividend requirements                   (0.2)         (0.3)
                                                       -----        ------
Income from continuing operations available for
   computing earnings per Common share - primary        27.8          30.9

Income from discontinued operations                        -         105.5
                                                       -----        ------

Net income for computing earnings
   per Common share - primary                          $27.8        $136.4
                                                       =====        ======



Income from continuing operations available for
   computing earnings per Common share - primary       $27.8        $ 30.9

Convertible preferred stock dividend requirements        0.2           0.3

Interest and related expenses on convertible
   debentures                                              -           0.3
                                                       -----        ------
Income from continuing operations available for
   computing earnings per Common share -                28.0          31.5
   fully diluted

Income from discontinued operations                        -         105.5
                                                       -----        ------

Net income for computing earnings per
   Common share - fully diluted                        $28.0        $137.0
                                                       =====        ======

                                                 PART I - EXHIBIT A (Concluded)
                                                 -------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    Computation of Weighted Average Number of
         Common Shares Outstanding on a Fully Diluted Basis (Unaudited)
         --------------------------------------------------------------
                     (In millions, except per share amounts)


                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                       1997          1996
                                                     ---------    ---------

Weighted average number of Common shares
   outstanding during each period - primary            171.3        170.4

Addition from assumed conversion as of the
   beginning of each period of the convertible
   preferred stock outstanding at the end of
   each period                                           2.3          1.7

Addition from assumed conversion of
   convertible debentures                                  -          0.6

Other additions                                          2.7          1.2
                                                       -----        -----
Weighted average number of Common shares
   outstanding during each period on a
   fully diluted basis                                 176.3        173.9
                                                      ======       ======

                                                                 (Restated)
                                                                 ----------
Earnings per Common share -
   Primary
      Income from continuing operations                 $.16         $.19

      Income from discontinued operations                  -          .61
                                                        ----         ----

      Net income                                        $.16         $.80
                                                        ====         ====

   Fully diluted
      Income from continuing operations                 $.16         $.19

      Income from discontinued operations                  -          .60
                                                        ----         ----

      Net income                                        $.16         $.79
                                                        ====         ====

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
------   -----------------

         (a) Reference is made to paragraph (a) of Part I, Item 3,
"Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, to paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and to paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Badillo, A. v. The American Tobacco Company, et al., United States District Court for the District of Nevada, October 8, 1997; and Clay, J. v. The American Tobacco Company, et al., United States District Court for the Southern District of Illinois, May 22, 1997. These cases are class actions on behalf of individuals allegedly addicted to cigarettes through the manipulation of nicotine levels or individuals who have allegedly suffered personal injury from the use of cigarettes.

         In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Caiazzo, B. v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, September 23, 1997; Carll,
J. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, July 20, 1997; Cotroneo, L. v. Fortune Brands, Inc., Supreme Court of New York, New York County, October 21, 1997; Demos, J. v. John Doe/Manufacturer, United States District Court for the District of Connecticut, August 31, 1997; Folkman, R. v. The American Tobacco Company, et al., Court of Common Pleas of Philadelphia County, Pennsylvania, October 28, 1997; Gelfond, M. v. Fortune Brands, Inc., Supreme Court of New York, New York County, October 21, 1997; Golden, R. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, July 3, 1997; Jaust, T. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, September 10, 1997; Juliano, S.
v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, July 24, 1997; Keenan, T. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, September 15, 1997; Lehman, R. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, July 10, 1997; Long, J. v. The American Tobacco Company, et al.,
Supreme Court of New York, Bronx County, September 24, 1997; LoPardo, T. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, September 25, 1997; Lynch, R. v. The American Tobacco Company, et al., Supreme Court of New York, New York County, September 24, 1997; Mednick, S. v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, August 20, 1997; Mosely, F. v. Philip Morris Companies, Inc., et al., Circuit Court of Baldwin County, Alabama, September 24, 1997; Perez, P. v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, August 15, 1997; Piccione, Y. v. The American Tobacco Company, et al., Supreme Court of
New York, Kings County, September 29, 1997; Smith, B.J. v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, August 27, 1997; Thompson, G. v. The American Tobacco Company, et al., Court of Common Pleas of Philadelphia County, Pennsylvania, October 30, 1997; Upshur, W. v. The

------   -----------------

American Tobacco Company, et al., Court of Common Pleas of Philadelphia County, Pennsylvania, October 10, 1997; and Valentin, A. v. Fortune Brands, Inc., et al., Supreme Court of New York, Queens County, September 2, 1997. These are individual cases where the plaintiffs allege personal injury from the use of cigarettes.

         In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in West Virginia-Ohio Valley I.B.E.W. Welfare Fund v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, September 11, 1997. This is a case brought by a labor union seeking various forms of equitable relief, including restitution of the medical expenses incurred by the union for the cost of medical care provided by the union to its members for numerous diseases allegedly caused by cigarettes and other tobacco products.

         In addition, Registrant has been named as a defendant, together with leading tobacco manufacturers, in Rhode Island (State of Rhode Island) v. Brown & Williamson as Successor, Superior Court of Providence, Rhode Island, October 14, 1997. This case has been brought by the attorney general of Rhode Island seeking to recover medical costs provided by the State of Rhode Island to its citizens suffering from alleged tobacco related injuries.

         Reference is made to the description of Gossett, M. v.
American Brands, Inc., et al., United States District Court for the Southern District of Texas, Brownsville Division, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. On April 14, 1997, the Court dismissed with prejudice plaintiffs' claims against all defendants.

         Reference is made to the description of Lippincott v. The
American Tobacco Company, et al., Superior Court of New Jersey, Camden County, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. On September 29, 1997, Registrant was voluntarily dismissed from the case without prejudice by plaintiffs subject to certain provisions set forth in the Stipulation and Order.

         Reference is made to the description of Misell, D. v. The
American Tobacco Company, et al., District Court of Texas, Nueces County, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. On September 9, 1997, plaintiffs voluntarily dismissed the action without prejudice.

         Reference is made to the description of Mosely, F. v. Philip Morris Companies, Inc., et al., Circuit Court of Baldwin County, Alabama, above.
On October 20, 1997, the Court dismissed Registrant without prejudice.

------   -----------------

         Reference is made to the description of Reed, S. v. Philip
Morris Incorporated, et al., Superior Court of the District of Columbia, in paragraph (a) of Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. On October 31, 1997, the Court dismissed Registrant from the case without prejudice.

         Reference is made to the description of Thomas, P. v. The
American Tobacco Company, et al., Circuit Court of Michigan, Wayne County, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. On October 8, 1997, plaintiffs voluntarily dismissed the action without prejudice.

         Reference is made to the description of Willis, D. v. The
American Tobacco Company, et al., United States District Court for the Western Division of Louisiana, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. On July 21, 1997, the Court dismissed Registrant without prejudice. Reference is made to the description of Woods, D. v. The American Tobacco Company, et al., Superior Court of North Carolina, Wake County, in paragraph (a) of Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. On October 17, 1997, plaintiffs voluntarily dismissed Registrant without prejudice.

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

Item 1.  LEGAL PROCEEDINGS.  (Concluded)
------   -----------------

         (b) It is not possible to predict the outcome of the pending litigation referenced in paragraph (a) above, but management believes that there are meritorious defenses to the pending actions and that the pending actions will not have a material adverse effect upon the results of operations, cash flow or financial condition of Registrant. Reference is made to note 9, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

         (c) On June 9, 1997, Registrant issued 482 shares of its common stock to each of eight of its non-employee directors pursuant to Registrant's stockholder-approved Stock Plan for Non-Employee Directors. The shares were issued as compensation to the non-employee directors for service to Registrant. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving a public offering under Section 4(2) of the Securities Act.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)      Exhibits.
                  --------

         10a1. Amendment to 1990 Long-Term Incentive Plan of Fortune Brands, Inc. (As Amended and Restated as of January 1, 1994) constituting Exhibit 10b4 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996.

         10a2. Amendment to 1986 Stock Option Plan of Fortune Brands, Inc. constituting Exhibit 10b3 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996.

         12. Statement re computation of ratio of earnings to fixed charges.

         15. Letter from Coopers & Lybrand L.L.P. dated November 11, 1997 re unaudited financial information.

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

          Registrant filed a Current Report on Form 8-K, dated October 1, 1997, in respect of Registrant's press release dated September 30, 1997 announcing an increase in the quarterly dividend on Registrant's common stock (Items 5 and 7(c)).

          Registrant filed a Current Report on Form 8-K, dated October 21, 1997, in respect of Registrant's press release dated October 21, 1997 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1997 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FORTUNE BRANDS, INC.
                                            --------------------
                                                (Registrant)








Date:  November 11, 1997                  By   /s/ C. P. Omtvedt
       ------------------                   -------------------------
                                            C. P. Omtvedt
                                            Vice President and
                                            Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


                                                                 Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------

10a1. Amendment to 1990 Long-Term Incentive Plan of Fortune Brands, Inc. (As Amended and Restated as of January 1, 1994) constituting Exhibit 10b4 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996.

10a2.    Amendment to 1986 Stock Option Plan of Fortune
         Brands, Inc. constituting Exhibit 10b3 to the
         Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996.

12. Statement re computation of ratio of earnings to fixed charges.

15.      Letter from Coopers & Lybrand L.L.P. dated
         November 11, 1997 re: unaudited financial information.

23.      Consent of Counsel, Chadbourne & Parke LLP.

27.      Financial Data Schedule (Article 5).