Form 10-K405
period 1997-12-31
FORTUNE BRANDS INC
filed 1998-03-30
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 1-9076

                              FORTUNE BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3295276
        ----------------                             ---------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
    ---------------------                           ---------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None
                                 --------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 12, 1998, was $6,525,014,000. The number of shares outstanding of Registrant's Common Stock, par value $3.125 per share, at March 2, 1998, was 172,439,971.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1997 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 28, 1998 is incorporated by reference into Part III hereof.

                                     PART I
Item 1.  Business.

                  (a)      General development of business.

                  Registrant is a holding company with subsidiaries engaged in the manufacture and sale of home products, office products, golf products and distilled spirits.

                  Registrant was incorporated under the laws of Delaware in 1985 and until 1986 conducted no business. Prior to 1986, the businesses of Registrant's subsidiaries were conducted by American Brands, Inc., a New Jersey corporation organized in 1904 ("American New Jersey"), and its subsidiaries. American New Jersey was merged into The American Tobacco Company on December 31, 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to Registrant. In addition, Registrant assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. On May 30, 1997, the Registrant's name was changed from American Brands, Inc. to Fortune Brands, Inc.

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

                  In recent years, Registrant has been engaged in a strategy of seeking to enhance the operations of its principal operating companies. Pursuant to this strategy, in 1997 Registrant completed five acquisitions of office products, golf clubs and home products businesses for an aggregate cost of $92 million, including fees and expenses. In 1996, Registrant acquired Cobra Golf Incorporated ("Cobra"), a leading manufacturer of golf clubs, for an aggregate cost of $712 million in cash, including fees and expenses. In February 1998, Registrant's office products subsidiary completed the acquisition of the Apollo Presentation Products group of companies, marketers of office and conference presentation products, for $65 million.

                  Registrant has also disposed of subsidiaries having significant revenues but engaged in businesses considered by Registrant to be nonstrategic to its long-term operations. For example, in 1994, Registrant sold The American Tobacco Company, a subsidiary engaged in the domestic tobacco business, to Brown & Williamson Tobacco Corporation (a subsidiary of B.A.T Industries p.l.c.) for $1 billion. In 1995,

Registrant sold American Franklin Company, whose subsidiaries were engaged in the life insurance business, to American General Corporation for $1.17 billion. Most recently, on May 30, 1997, Registrant completed the spin-off of Gallaher Group Plc ("Gallaher Group") to Registrant's stockholders. Subsidiaries of Gallaher Group compete in the international tobacco business.

                  In addition, a number of other nonstrategic businesses and product lines have been sold. In 1997, one of Registrant's office products subsidiaries sold Sax Arts & Crafts, a marketer to schools of arts and crafts supplies, and in 1998, a home products subsidiary sold assets relating to the manufacture of door locks and related hardware. In 1995, U.K.-based Forbuoys (retail distribution) and Prestige (housewares) were sold, both of which were subsidiaries in the Gallaher Group.

                  Registrant continues to pursue the above strategy and in furtherance thereof explores other possible acquisitions in fields related to its principal operating companies. Registrant also cannot exclude the possibility of acquisitions in other fields or further dispositions. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, Registrant might finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, would increase Registrant's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. Registrant also continues to consider other corporate strategies intended to enhance stockholder value. It cannot be predicted whether or when any such strategies might be implemented or what the financial effect thereof might be upon Registrant's debt or equity securities.

                  Another aspect of Registrant's strategy to enhance the operations of its principal operating companies has been to focus particular attention on pursuing cost initiatives and productivity-enhancing opportunities. To that end, in 1997 Registrant recorded pre-tax restructuring and other nonrecurring charges totaling $298.2 million across all of its principal operating companies. The restructuring actions will be substantially completed in 1998 and are expected to produce annualized savings of over $50 million, much of that beginning in 1998. The Registrant expects to use much of the savings to support the future growth of its operating companies' brands. In total, capital expenditures on these restructuring related projects will be approximately $75 million.

Cautionary Statement

                  Except for the historical information contained in this Annual Report on Form 10-K, certain statements herein, including without limitation, certain matters discussed in Part I, Item 1 -- Business and Item 3 -- Legal Proceedings and in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve a number of risks and uncertainties. Actual results could differ materially from such forward looking statements depending upon such risks and uncertainties including, but not limited to, the following: changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in Registrant's Securities and Exchange Commission filings.

                  (b)      Financial information about industry segments.

                  See Note 16 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

                  (c)      Narrative description of business.

                  The following is a description of the business of the subsidiaries of Registrant in the industry segments of Home Products, Office Products, Golf Products and Distilled Spirits. For financial information about the above industry segments, see Note 16 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

Home Products

                  MasterBrand Industries, Inc. ("MasterBrand") is a holding company for subsidiaries in the home products business. Subsidiaries include Moen Incorporated ("Moen"), Master Lock Company ("Master Lock"), Aristokraft, Inc. ("Aristokraft") and Waterloo Industries, Inc. ("Waterloo"). The home products business is highly competitive. MasterBrand's operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences.

                  Moen manufactures and packages faucets, sinks and plumbing accessories and parts and a wide variety of plumbing supply and repair products in the U.S. and East Asia. In November 1997, Moen acquired Creative Specialties, Inc., a marketer of bath furnishings under the Donner brand name. Faucets are sold under a variety of trade names, including Moen, Moentrol, Touch Control, One-Touch, Riser, Monticello, PureTouch, Concentrix, Chateau, Legend, Pulsation and Sani-Stream, and other products are sold under the Moen, Chicago Specialty, Dearborn Brass, Wrightway, Anchor Brass, Hoov-R-Line and Donner brand names. Composite kitchen sinks are sold under the MoenStone brand name. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers, professional plumbers and also to industrial distributors, repackagers and original equipment manufacturers. Some plumbing parts and repair products are purchased from other manufacturers. Products are sold principally in the U.S. and Canada and also in East Asia, Mexico and Latin America. Moen's chief competitors include Masco's Delta/Peerless, Black & Decker's Price Pfister, Kohler and American Standard.

                  In the 1996 Amendments to the Safe Drinking Water Act (the "SDWA Amendments"), the U.S. Congress authorized the Environmental Protection Agency (the "EPA") to adopt a voluntary industry standard as a means of establishing maximum allowable leachate levels of lead from plumbing fixtures and fittings used to supply drinking water. The EPA has endorsed the NSF International Standard 61, Section 9 protocol ("Section 9") for evaluating leachate from plumbing fittings used to supply drinking water. As of August 6, 1998, it will be unlawful to manufacture, distribute, sell or install any plumbing fixture or fitting used to supply drinking water, such as a brass faucet, that does not meet the requirements of Section 9. Moen uses a proprietary process to limit leachate of lead from brass faucets that is its principal means of complying with Section 9, although there are alternative means available to Moen and its competitors. All of Moen's brass faucets have been certified by an independent laboratory to be in compliance with Section 9, and programs are in place with respect to its other drinking water supply fixtures and fittings. Moen's management believes that the compliance requirements under the SDWA Amendments will not have a material adverse effect on its business. It is not possible to predict whether further action will be taken at the federal, state or local levels to regulate plumbing fixtures or fittings, or the nature of any such action, or the effect that any such action may have on the industry generally or on Moen.

                  In August 1995, Moen settled litigation with the California Attorney General and private parties concerning California's "Proposition 65" statute, as it relates to lead leachates from brass faucets. Terms of the settlement require specific reductions of lead leachates from brass faucets until the year 2000, and establish maximum permitted lead leachates levels after 2000. All of Moen's brass faucets currently meet the requirements of the settlement concerning lead leachates for the year 2000 and thereafter.

                  Master Lock manufactures keyed and combination padlocks, chain and cable locks, bicycle locks, built-in locker locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors and to home centers, hardware and other retail outlets, while sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Most sales are brokered through independent manufacturers' representatives, primarily in the U.S. and Canada. Master Lock encounters competition from Abus, Belwith, Hampton, American Lock, and various imports in the padlock segment. In March 1998, Master Lock sold its Door Hardware Division to Ingersoll Rand's Schlage subsidiary.

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

                  Waterloo manufactures tool storage products, consisting primarily of high quality steel tool boxes, tool chests, workbenches and related products manufactured for private label sale by one of the largest national retailers in the U.S. Similar products are sold under the Waterloo and All American brand names to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo also manufactures hospital carts and storage units and sells such products to institutional users. Waterloo competes with Snap-on, Kennedy, Stanley, Stack-On, and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category.

                  Raw materials used for the manufacture of products offered by MasterBrand's operating companies are primarily red oak and maple lumber, particleboard, rolled steel, brass, zinc, copper, nickel, and various plastic resins. These materials are available from a number of sources.

                  The MasterBrand operating companies are each evaluating opportunities for increasing their purchases of components and finished goods from domestic and international lower-cost third-party vendors. Such actions are being taken in order to improve their respective cost and competitive positions.

                  Sales of MasterBrand operating companies' products are becoming increasingly concentrated in a smaller number of major customers, principally mass merchant superstores, home centers, and large distributors and home builders. The MasterBrand operating companies also are increasingly facing competition on a value-priced basis. As the home building industry continues to consolidate, the growth of large mass merchants and home centers will continue to present pricing and service challenges to manufacturers and will present opportunities for the most efficient manufacturers.

Office Products

                  ACCO World Corporation ("ACCO") is a holding company for subsidiaries engaged in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products, supplies, personal computer accessory products, time management products, presentation aids and label products. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries' specifications by third party suppliers, throughout the world, principally in the U.S., Canada, western Europe, Australia and Taiwan.

                  ACCO USA, Inc., ACCO's primary U.S. operating company, changed its name to ACCO Brands, Inc. ("ACCO Brands") in December 1997 and had merged into it Kensington Microware Limited ("Kensington"), an affiliate. ACCO Brands manufactures binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, as well as computer supplies and accessories, in the U.S. ACCO Canada Inc. ("ACCO Canada"), a subsidiary of ACCO, manufactures a limited product range and distributes in Canada a range of office products similar to that distributed by ACCO Brands in the U.S. Principal office products brands include ACCO products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads, Perma Products corrugated board storage products and Kensington computer accessories and supplies. Products are sold throughout the U.S. and Canada by in-house sales forces and independent representatives to office and computer products wholesalers, retailers, dealers, mail order companies and mass merchandisers. Recent acquisitions of North American office products companies include the following:
In January 1997, a subsidiary of Kensington completed the acquisition of Advanced Gravis Computer Technology Ltd., a leading marketer of personal computer joysticks and game pads; in October 1997, May Tag & Label Corp., a U.S.-based manufacturer of labeling products sold under the MACO brand, was acquired; and in February 1998, the Apollo Presentation Products group of companies, a North American leader in presentation products, was acquired.

                  Subsidiaries of ACCO Europe PLC ("ACCO Europe"), a subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines and storage and retrieval filing systems. ACCO Europe's products are sold primarily in the U.K., Ireland, western Europe and Australia through its subsidiaries' sales forces and through distributors. Principal brands sold by ACCO Europe's subsidiaries include ACCO products, Kensington computer accessories, Rexel stapling products, Nyrex and Twinlock filing products, the Nobo and Sasco ranges of presentation products and, in Australia, Marbig products. In July 1997, a subsidiary of ACCO Europe acquired Nobo Group plc, a leading manufacturer of presentation aids, principally in the U.K. and continental Europe.

                  Day-Timers, Inc.("Day-Timers"), a subsidiary of ACCO, manufactures personal organizers, planners and time management computer software in the U.S. Management believes Day-Timers is the leading direct marketer of time management aids in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries of Day-Timers, through direct mail advertising, catalogs to consumers and businesses, and electronic marketing. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers. ACCO Brands also conducts time management seminars for personnel of corporations in the U.S.; similar activities are conducted by Day-Timer's subsidiaries in the U.S., Canada, Australia and Europe.

                  ACCO's business is increasingly concentrated in a small number of major customers, principally office products superstores, wholesalers and contract stationers. As the office products industry continues to consolidate, the growth of large customers will continue to present pricing and service challenges to manufacturers and will present opportunities for the most efficient manufacturers.

                  Management believes that manufacturing within the office products industry is highly fragmented. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a domestic basis only. Additionally, many manufacturers supply a relatively narrow range of products, usually concentrating on one product category. ACCO's key competitors on a world-wide basis include Avery Dennison, Esselte, Fellowes, Atapco and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Day-Runner, and key competitors in the international market for personal organizers, although less developed than in the North American market, include Filo Fax in the U.K. and Quo Vadis in France. In computer accessories, ACCO competes against Logitech, Fellowes, Microsoft and others. ACCO's operating companies compete on the basis of product quality, price, service and responsiveness to consumer preferences.

                  ACCO's subsidiaries purchase raw materials and components from a variety of sources, including non-U.S. vendors, on competitively available terms that fluctuate based on market conditions. ACCO is establishing substantial and growing production operations in Mexico, helping to reduce its cost base.

Golf Products

                  Acushnet Company ("Acushnet") is comprised of the Titleist and FootJoy Worldwide Division, the Acushnet Golf Division and Cobra. The Titleist and FootJoy Worldwide Division is a leading manufacturer and distributor of golf balls, golf shoes, golf clubs and golf gloves. Other products include bags, carts, dress and athletic shoes as well as socks and accessories. Acushnet's leading brands are Titleist and Pinnacle golf balls; DCI, Titleist Titanium, Scotty Cameron by Titleist and Bulls Eye golf clubs and putters; Classics and DryJoys golf shoes; and Sta-Sof and Weather-Sof golf gloves. Acushnet products are sold primarily to golf pro shops throughout the U.S. by the Titleist and FootJoy Worldwide sales force and to sporting goods stores and mass merchants through the Acushnet Golf Division. Sales are made in the U.K., Canada, Germany, Austria, Denmark, France, Sweden, The Netherlands, South Africa and Japan through subsidiaries, in Ireland through a branch of a U.K. subsidiary, and outside these areas through distributors or agents. Cobra is a leading manufacturer and distributor of golf clubs, with emphasis on oversized graphite shafted golf clubs marketed and sold under the King Cobra brand name. Other Cobra products include specialty golf clubs, Bobby Grace by Cobra putters, golf bags and golf accessories. Cobra's products are sold to on-course golf pro shops and selected off-course specialty stores throughout the U.S. by the Cobra sales force. Cobra markets its products internationally through Acushnet's subsidiaries in the U.K., continental Europe and Canada, through its own subsidiary in Japan, through an exclusive licensee in Australia and outside these areas through distributors. In August 1997, Cobra acquired the assets of Bobby Grace Golf Design, Inc., and in connection therewith has employed Bobby Grace to design its line of Bobby Grace by Cobra golf putters.

                  In golf balls, Titleist's main competitors are Spalding, Wilson, Dunlop/Slazenger and Bridgestone. In golf shoes, Etonic, Nike, Dexter, Reebok, Mizuno, Stylo and Adidas are the main competitors. In golf clubs, Callaway, Taylor Made, Ping, Tommy Armour, Spalding, Mizuno, Maruman, Dunlop, Bridgestone and Daiwa are the main competitors. In golf gloves, Wilson, Daiwa, Dunlop/Maxfli, Kasco, Slazenger, Tommy Armour, Mizuno and Bridgestone are the main competitors. Acushnet and its subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences.

                  Acushnet's advertising and promotional campaigns rely in part on a large number of touring professionals and club professionals using and endorsing its products. Acushnet has been competing for the endorsement and promotional services of touring professionals. As a result, these costs have risen and may continue to rise.

                  The United States Golf Association ("USGA") establishes standards for golf equipment used in competitive play in the United States. The USGA has proposed a plan to change the testing conditions for determining whether a golf ball conforms to the USGA's overall distance standard. Such a plan has been under consideration by the USGA for several years, and the date by which such a plan, if adopted, would be implemented is uncertain. A change from the current testing conditions could result in balls currently on the market or under development being deemed non-conforming, and could have other as yet undetermined effects on Acushnet's business and the golf ball industry.

                  There is currently a substantial market in "knock-off" and counterfeit golf clubs which imitate or copy the protected features of original equipment manufacturers golf club products. Acushnet has an active program of enforcing its intellectual property rights against those who make or sell such products.

                  Callaway Golf Company and Taylor Made Golf Company have each announced an intention to enter the golf ball market. The nature, scope and timing of these introductions have not yet been announced. Each company currently holds a substantial market position in the golf club category that could encourage purchase of their respective golf ball products by the trade and by consumers. It is not possible to predict what effect, if any, the Callaway or Taylor Made golf ball businesses will have on Acushnet's or its competitors' businesses.

Distilled Spirits

                  JBB Worldwide, Inc. ("JBB Worldwide") is a holding company for subsidiaries in the distilled spirits business. Principal subsidiaries include Jim Beam Brands Co. ("Beam"), Alberta Distillers Limited ("Alberta"), JBB (Asia-Pacific) Pty. Limited ("JBB (Asia-Pacific)") and JBB (Greater Europe) PLC ("JBB (Greater Europe)").

                  Principal markets for the products of JBB Worldwide's subsidiaries are the U.S., the U.K. and Australia. Approximately 85% of JBB Worldwide subsidiary sales are to these three markets, with the U.S. and the U.K. representing 59% and 19% of sales, respectively.

                  JBB Worldwide's leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, Gilbey's gin and Gilbey's vodka are produced and sold in the U.S. under a license expiring September 30, 2007 and the Kamchatka vodka brand is claimed by another entity in California.

                  Beam, located primarily in the U.S., currently produces, or imports, and markets a broad line of distilled spirits, including Bourbon and other whiskeys, cordials, gin, vodka, rum, tequila and cognac. Alberta, located in Canada, produces and sells in Canada a line of distilled spirits; produces Canadian whisky and other distilled spirit products for export to the U.S.; sells bulk Canadian whisky into a variety of export markets; and imports and distributes wines. JBB (Asia-Pacific) is located in Australia and sells JBB Worldwide subsidiary products (primarily Jim Beam Bourbon whiskey) as well as several brands under agency agreements. JBB (Greater Europe) is located in the U.K. and produces, bottles, and sells blended and single malt Scotch whiskies, markets and sells vodka, and sells Scotch whisky in bulk. Under the JBB Worldwide holding company structure, Beam, Alberta, JBB (Greater Europe) and JBB (Asia-Pacific) have each been given the responsibility of selling the combined branded product portfolio in designated markets around the world.

                  Beam and its predecessors have been distillers of Bourbon whiskey since 1795. Beam's nine leading brand names are Jim Beam Bourbon whiskey, Windsor Canadian Supreme Whisky, Lord Calvert Canadian Whisky, DeKuyper cordials, Gilbey's gin, Gilbey's vodka, Kamchatka vodka, Wolfschmidt vodka and Kessler American Blended Whiskey. Principal Bourbon whiskey brand names are Jim Beam, the largest-selling Bourbon whiskey in the U.S. and in the world, Old Grand-Dad, Old Crow, Old Taylor, four premium and super premium Bourbon whiskeys (Booker's, Knob Creek, Baker's and Basil Hayden's) sold under the Small Batch Bourbon whiskey designation, and Jim Beam & Cola, which combines Jim Beam Bourbon whiskey with a cola soft drink. DeKuyper is the top-selling cordial line in the U.S. Beam also produces Chateaux and Leroux cordials, Beam's 8-Star Blend and Calvert Extra blended whiskeys, Dark Eyes vodka and Calvert gin, and imports, in bottle or in bulk, Canada House Canadian Whisky (produced by Alberta), The Dalmore and The Claymore Scotch whiskies (both produced by JBB (Greater Europe)), Kamora coffee liqueur, After Shock cinnamon liqueur (produced by Alberta), Ronrico and Pusser's rums, El Tesoro and Chinaco tequilas and A. de Fussigny cognac. In February 1998, JBB Worldwide formed a joint venture to distribute the "Barwang" wine brand on a global basis, except in Australia and New Zealand.

                  JBB (Greater Europe) has its origins as a distiller of Scotch whisky in 1844. In 1993, JBB (Greater Europe) completed the acquisition of Invergordon Distillers Group PLC, another distiller, blender and marketer of Scotch whisky. JBB (Greater Europe)'s principal brand names are Whyte & Mackay Special Reserve, The Claymore, The Dalmore, Cluny, Mackinlay, Isle of Jura and Bruichladdich Scotch whiskies, Glayva Scotch whisky liqueur and Vladivar vodka. JBB (Greater Europe)'s products are sold in the U.K. through its own sales force, in the U.S. and Australia through the affiliated company distribution networks, and through independent distributors in other areas of the world.

                  Products of JBB Worldwide's subsidiaries are sold through various distributors and, in the 18 "control" states (and one county) in the U.S. which have established government control over certain aspects of the purchase and distribution of alcoholic beverages, through government controlled liquor authorities.

                  The distilled spirits business is highly competitive, with many brands sold in the consumer market. Management believes there are approximately nine major competitors worldwide and many smaller distillers and bottlers. Management also believes that, based on units and sales value, the JBB Worldwide group, with four brands that each sell over one million cases worldwide, is the second or third largest producer and marketer of distilled spirits in the U.S. and is among the nine major competitors worldwide. JBB Worldwide's subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. The merger of Grand Metropolitan PLC and Guinness PLC to create Diageo PLC reflects the trend towards consolidation in the highly competitive global spirits business. The creation of Diageo PLC, and the breadth of its portfolio of brands, as well as the continued consolidation of the supplier, distributor and retailer tiers may present pricing and service challenges for distilled spirits producers, as well as opportunities for the most efficient producers.

                  Raw materials for the production, storage and aging of products of JBB Worldwide's subsidiaries are principally corn, other grains, and new oak barrels, and are readily available from a number of sources except that new oak barrels are available from only two major sources, one of which is owned by a competitor. Beam has entered into a long-term supply agreement for new oak barrels. Blended Scotch whiskies are composed of a variety of grain and malt whiskies blended to provide a consistent product. The Scotch industry is therefore dependent on the trading of whiskies between whisky companies.

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

                  The production, storage, transportation, distribution and sale of the products of JBB Worldwide's subsidiaries are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits in whole or in part.

                  In the U.S., U.K. and many other countries, distilled spirits are subject to federal excise taxes and/or customs duties as well as state, local and other taxes. There have been no increases in the U.S. federal excise tax since January 1, 1991, although proposals to increase such taxes have been made from time to time. In addition, there are proposals pending to increase or impose new distilled spirits taxes in various jurisdictions.

                  Changes in the U.K. excise duties on distilled spirits in recent years have resulted in increases or decreases in the price of a typical 700 milliliter bottle of Scotch whisky as follows:

                                         Amount of
              Effective                  Increase
                 Date                    (Decrease)
              ----------                ----------
              January 1, 1995            26 pence
              November 28, 1995         (27 pence)
              November 26, 1996         (26 pence)
              January 1, 1998            19 pence

The U.K. budget announced in March 1998 raises duties on a typical pint of beer by one pence and a typical bottle of wine by four pence. The budget announcement did not provide for an increase in excise duties on distilled spirits.

                  It is believed that the U.S. federal excise tax increase in 1991 contributed to a decline in distilled spirits unit sales for the industry, including Beam. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

                  The Alcoholic Beverage Labeling Act of 1988 (the "Labeling Act") and regulations promulgated thereunder by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury (the "Bureau") require that containers of alcoholic beverages for sale or distribution in the U.S. and to members of the United States Armed Forces abroad bear a specific written warning statement. It is not possible to state whether any additional or different requirements imposing further labeling or other warning statement requirements will be enacted in the U.S. Requirements that distilled spirits containers bear warning statements have been established in certain other markets in which JBB Worldwide subsidiaries sell products, notably South Korea, Thailand and Japan. It is not possible to predict the effect, if any, that existing or future labeling or other warning statement requirements may have on the industry generally or on JBB Worldwide specifically.

                  During 1996, certain competitors of JBB Worldwide began television and radio broadcast advertising of distilled spirits products in the U.S. market, and the national distilled spirits industry association retracted a previous voluntary ban on such activities. These developments led to calls for government regulation and other action at the federal, state and local levels. JBB Worldwide, through its Beam subsidiary, has not begun any such advertising but may yet do so in response to competitive conditions. JBB Worldwide operating units outside the U.S. have conducted broadcast advertising in markets where such advertising is legal and not in violation of voluntary restrictions by industry groups. It is not possible to predict whether any legislation, regulation or other government action will be enacted, promulgated or taken in the U.S., nor is it possible to predict the effect, if any, of the ultimate resolution of this matter on the industry generally or the business of JBB Worldwide specifically.

Other Matters

                  Employees

                  Registrant and its subsidiaries had, as of December 31, 1997, the following number of employees:

                      Home Products                              8,600
                      Office Products                            8,740
                                                                ------
                          Home and Office Products              17,340
                      Golf Products                              5,080
                      Distilled Spirits                          2,320
                      Corporate Headquarters                       180
                                                                ------
                      Total                                     24,920
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

                  Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 1997 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference. Registrant has investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada, and, therefore, changes in the value of the currencies of these countries can have an effect on Registrant's financial statements when translated into U.S. dollars.

Item 2.  Properties.

                  Registrant leases its principal executive offices in Old Greenwich, Connecticut. The following is a description of the principal properties of Registrant's subsidiaries.

Home Products

                  MasterBrand leases its executive offices in Lincolnshire, Illinois and a subsidiary, Moen, owns its executive offices in North Olmsted, Ohio. Principal properties of subsidiaries of MasterBrand include nineteen plants and two distribution centers owned and operated in the U.S. A 60%-owned joint venture in China owns and operates one plant. In addition, subsidiaries of MasterBrand lease and operate three plants and three warehouses in the U.S. and eleven distribution centers, of which nine are in the U.S. and one is in each of Canada and Mexico.

Office Products

                  ACCO leases its executive offices in Lincolnshire, Illinois. Principal properties of subsidiaries of ACCO include seven plants which are owned and operated in the U.S., ten in the U.K., and two in France, and one each in Germany, Italy, Australia, the Republic of Ireland and Mexico. In addition, subsidiaries of ACCO lease and operate six facilities in the U.S., three in Mexico, four in Canada, two in the U.K., and one in each of France, Australia and Italy. Of these leased facilities, (i) four in the U.S., two in Canada and one in each of Australia and the U.K., are combined manufacturing and distribution facilities, (ii) two in each of Canada and Mexico and one in each of the U.S., U.K., Italy and France are distribution facilities and (iii) one in each of the U.S. and Mexico are manufacturing facilities.

Golf Products

                  Acushnet owns a combined executive office and research and development facility and a distribution and packaging facility in Fairhaven, Massachusetts. In addition, it owns and operates five plants and two test facilities, all located in the U.S. Acushnet also leases three warehouses, two manufacturing facilities, a test facility, and three research and development facilities, all located in the U.S. Acushnet also leases an office in Taiwan. A subsidiary of Acushnet leases three combined sales office and warehouse facilities in Canada. Other Acushnet subsidiaries own and operate a plant and a warehouse in England, lease a sales office and warehouse in each of Germany, France, Sweden, Austria, Denmark, The Netherlands and South Africa and lease a sales office in the Republic of Ireland. Subsidiaries of Acushnet in Japan lease two sales offices and two warehouse facilities. Acushnet's majority-owned joint ventures in Thailand lease and operate two plants there. Acushnet's minority-owned joint venture in China leases and operates one plant. Cobra leases a combined executive office and distribution center, a combined administrative and assembly facility, a combined warehouse and distribution center and a graphite shaft production facility all located in Carlsbad, California. Cobra also leases an administration office in Taiwan.

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

Item 3.  Legal Proceedings.

Overview

                  On December 22, l994, Registrant sold The American Tobacco Company ("ATCO") to Brown & Williamson Tobacco Corporation ("B&W"), a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO ("the Indemnitors") agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

                  Numerous legal actions, proceedings and claims are pending in various jurisdictions against leading tobacco manufacturers, including ATCO, based upon allegations that cancer and other ailments have resulted from tobacco use. Registrant has been named as a defendant in some of the cases brought against ATCO. These claims generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of classes of individual plaintiffs, and
(iii) health care cost recovery cases, including class actions, brought by state and local governments, unions, federal and state taxpayers and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars. Certain former asbestos manufacturers and asbestos manufacturers' personal injury settlement trusts have also sought unspecified amounts in indemnity or contribution in third party actions against all or most of the major domestic tobacco manufacturers. It has also been reported that civil and criminal investigations of tobacco manufacturers are pending before certain prosecutorial and other authorities.

                  In recent years there has been a substantial increase in the number of smoking and health cases filed in the United States, a trend which accelerated in 1997.

Individual Cases

                  As of March 27, 1998, there were approximately 97 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants (excluding approximately 28 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 48 such cases as of March 2, 1997. One individual case involves allegations of personal injury allegedly related to environmental tobacco smoke

("ETS"), which case was recently decided by an Indiana jury in favor of defendants. See "Recent Case Developments" below.

Class Actions

                  As of March 27, 1998, there were approximately 25 purported smoking and health class actions pending in which Registrant has been named as one of the defendants (including three that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 9 such cases on March 2, 1997. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals held that a purported class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions and reversed a federal district court's class certification (Castano, described below).

Health Care Cost Recovery Actions

                  The number of health care cost recovery actions in which Registrant has been named as one of the defendants also increased during 1997, with approximately 17 such cases pending as of March 27, 1998, compared with approximately 8 such cases on March 2, 1997.

Recent Case Developments

                  On March 19, 1998, an Indiana jury returned a unanimous verdict on behalf of all defendants in an ETS action brought by an individual claimant against Registrant among others (Dunn, described below). In August 1996, a Florida jury awarded a former smoker and his spouse $750,000 in a smoking and health case against B&W (as successor by merger to ATCO) (Carter v. American Tobacco Company, et al.), and that manufacturer was subsequently ordered to pay approximately $1.8 million in attorneys' fees and costs. Registrant was not a party to that litigation. The defendant in that action has appealed the verdict and the attorneys' fee award. Later that month, a jury returned a verdict for defendants in a smoking and health case in Indiana against certain United States cigarette manufacturers including ATCO (Rogers v. R.J. Reynolds Tobacco Co., et al.). Plaintiff has filed a motion seeking a new trial based on the alleged discovery of new evidence. In May and October 1997, Florida juries also returned verdicts for defendants in smoking and health cases involving other United States cigarette manufacturers (Connor v. R.J. Reynolds Tobacco Co., et al.; Karbiwnyk v. R.J. Reynolds Tobacco Co., et al.).

                  In October 1997, certain manufacturers executed a Settlement Agreement (the "Agreement") with counsel for a class of non-smoking flight attendants that had brought suit in Florida alleging injury from exposure to ETS. (Broin, et al. v. Philip Morris Incorporated, et al.) The Agreement has been preliminarily approved by the court and would require the manufacturers to pay, severally and not jointly, the sum of $300 million, in three annual installments, to fund a research foundation to "sponsor scientific research with respect to the early detection and cure of diseases associated with cigarette smoking." The Agreement also provides that the plaintiffs will receive no money damages, but are permitted to file individual suits for compensatory damages, but not punitive damages. In such an action, the burden of proof regarding whether ETS can cause certain specified diseases has been shifted to the manufacturers, but the ordinary burden of proof shall apply to all other issues, including whether the plaintiffs' own individual injuries were caused by ETS. Registrant was previously voluntarily dismissed from this action, and is not a party to the Agreement. The Agreement does not require Registrant to pay any money or incur any obligations. See also "Proposed Resolution of Certain Regulatory and Litigation Issues" below.

Trial Dates

                  A health care cost recovery case brought by the State of Oklahoma against Registrant among others is currently scheduled for trial during 1998 as are two purported class actions brought against Registrant among others (State of Oklahoma; Clay; Aksamit; each described below).

Proposed Resolution of Certain Regulatory and Litigation Issues

                  On June 20, 1997, certain U.S. tobacco companies signed a Memorandum of Understanding (the "Memorandum") with certain state attorneys general and private attorneys maintaining various actions against the industry, whereby they would support the adoption of federal legislation (and any necessary ancillary undertakings) that would incorporate the features of a sixty-eight page "Proposed Resolution" attached to the Memorandum. The Proposed Resolution calls for legislation that would, among other things, restrict how tobacco products are manufactured, marketed and distributed in the United States. If enacted, the legislation would also resolve the attorney general health care recovery actions and class actions pending against the industry, would bar similar actions in the future, and would in certain respects limit the relief that can be obtained in lawsuits brought against the industry by individual claimants. In addition, third party payor (and similar claims) could be maintained only if based on subrogation of individual claims.

                  The Proposed Resolution would require substantial payments by participating manufacturers aggregating an estimated $368.5 billion over the first 25 years after the legislation is adopted, including a $10 billion initial payment on the date that federal legislation implementing the terms of the Proposed Resolution is signed (to be adjusted downward for initial payments made to Mississippi, Florida and Texas pursuant to the settlements of health costs recovery actions described below). The Proposed Resolution would also require the Food and Drug Administration to impose additional annual surcharges on the industry if targeted reductions in underage smoking are not achieved in accordance with a legislative timetable. The legislation featured in the Proposed Resolution would not require the Registrant to pay any money or incur any obligations.

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

Mississippi, Florida and Texas Settlements

                  It has been reported that the companies agreeing to the Proposed Resolution have also settled health care cost recovery actions brought by the States of Mississippi, Florida and Texas on terms consistent with the Proposed Resolution. Pursuant to these settlements, the settling defendants, among other things, reportedly paid $170 million, $550 million and $725 million to Mississippi, Florida and Texas, respectively, representing each state's estimated share of the $10 billion initial payment under the Proposed Resolution, reimbursed each state's out-of-pocket costs and those of its private counsel, and agreed to pay each state annually amounts based on its anticipated share of annual industry payments under the Proposed Resolution. In addition, the settling defendants reportedly agreed to pay the following amounts to support pilot programs aimed at reducing the use of tobacco products by persons under the age of 18: Mississippi, $62 million; Florida, $200 million and Texas $264 million. The settling defendants reportedly also agreed to pay reasonable attorneys' fees of private contingency fee counsel of Mississippi, Florida and Texas as set by a panel of independent arbitrators.



List of Pending Cases

                  The following sets forth the principal parties to the proceedings referred to above in which Registrant is currently named as a defendant, the court in which such proceedings are pending and the date such proceedings were instituted against Registrant:

                  Aksamit v. Brown & Williamson Tobacco Corporation, et al., United States District Court for the District of South Carolina, November 20, 1997;

                  Altman v. Fortune Brands, Inc., et al., Supreme Court of New York, New York County, December 16, 1997;

                  Anderson, C. v. Fortune Brands, Inc., et al., Supreme Court of New York, Kings County, October 30, 1997;

                  Anderson, J. v. The American Tobacco Company, et al., Circuit Court of Knox County, Tennessee, May 23, 1997;

                  Anes v. The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, July 1, 1997;

                  Badillo v. The American Tobacco Company, et al., United States District Court for the District of Nevada, October 8, 1997;

                  Badon v. R.J.R. Nabisco, Inc., et al., Judicial District Court, Parish of Cameron, Louisiana, May 23, 1994;

                  Beckom (State of Tennessee) v. The American Tobacco Company, et al., United States District Court, Eastern Division of Tennessee, May 8, 1997;

                  Bellows v. The American Tobacco Company, et al., Supreme Court of New York, New York County, December 1, 1997;

                  City of Birmingham v. The American Tobacco Company, et al., United States District Court of the Northern District of Alabama, May 28, 1997;

                  Brammer v. The American Tobacco Company, et al., United States District Court for the Southern District of Iowa, June 30, 1997;

                  Caiazzo v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, September 26, 1997;

                  Cameron v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, June 30, 1997;

                  Carll v. The American Tobacco Company, et al., Supreme Court of New York, New York County, July 20, 1997;

                  Castano v. The American Tobacco Company, et al., United States District Court for the Eastern District of Louisiana, March 29, 1994;

                  Cavanagh v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, May 6, 1997;

                  Chamberlain v. The American Tobacco Company, et al., United States District Court for the Northern District of Ohio, August 14, 1996;

                  Clay v. The American Tobacco Company, et al., United States District Court for the Southern District of Illinois, May 22, 1997;

                  Collins v. The American Tobacco Company, et al., Supreme Court of New York, Westchester County, May 16, 1997;

                  Condon v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 13, 1997;

                  Conner v. The American Tobacco Company, et al., Second Judicial District Court of Bernalillo County, New Mexico, October 10, 1996;

                  Cotroneo v. Fortune Brands, Inc., Supreme Court of New York, New York County, October 21, 1997;

                  Coyne v. American Brands, et al., United States District Court for the Northern District of Ohio, September 16, 1996;

                  Crane v. The American Tobacco Company, et al., Supreme Court of New York, New York County, April 4, 1997;

                  Creech v. The American Tobacco Company, et al., Supreme Court of the State of New York, Richmond County, January 6, 1997;

                  Cresser v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, October 10, 1996;

                  Daley, L. v. The American Tobacco Company, et al., Circuit Court of Cook County, Illinois, July 7, 1997;

                  Daly, E. v. The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, July 1, 1997;

                  DaSilva v. The American Tobacco Company, et al., Supreme Court of New York, New York County, April 3, 1997;

                  Davis v. R.J. Reynolds Tobacco Company, et al., Iowa District Court, Polk County, October 23, 1997;

                  Demos v. John Doe/Manufacturer, United States District Court for the District of Connecticut, September 11, 1997;

                  Dunn v. The American Tobacco Company, et al., Circuit Court of Delaware County, Indiana, May 28, 1993;

                  Dzak v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, December 8, 1996;

                  El-Haddi v The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, May 29, 1997;

                  Emig v. The American Tobacco Company, et al., 18th Judicial District Court of Sedgwick County, Kansas, Civil Department, February 6, 1997;

                  Evans, B. v. Philip Morris Incorporated, et al., Circuit Court of Jasper County, Mississippi, June 10, 1997;

                  Evans, R. v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 23, 1996;

                  Ferguson v. The American Tobacco Company, et al., Court of Common Pleadings for the County of Philadelphia, Pennsylvania, May 29, 1997;

                  Fink v. The American Tobacco Company, et al., Supreme Court of New York, New York County, June 6, 1997;

                  Folkman v. The American Tobacco Company, et al., Court of Common Pleas of Philadelphia County, Pennsylvania, October 28, 1997;

                  Geiger v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, May 1, 1997;

                  Gelfond v. Fortune Brands, Inc., Supreme Court of New York, New York County, October 21, 1997;

                  Golden v. The American Tobacco Company, et al., Supreme Court of New York, New York County, July 3, 1997;

                  Greco v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, June 27, 1997;

                  Gruder v. Fortune Brands, Inc., et al., Supreme Court of New York, Kings County, December 17, 1997;

                  Guilloteau v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, December 1, 1997;

                  Hansen C., v. The American Tobacco Company, et al., Supreme Court of New York, Suffolk County, October 16, 1997;

                  Hansen P. v. The American Tobacco Company, et al., United States District Court for the State of Arkansas, Western Division, November 4, 1996 (under caption "McGinty");

                  State of Hawaii v. Brown & Williamson Tobacco Corporation, et al., Circuit Court of the First Circuit, Hawaii, January 31, 1997;

                  Hellen v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 23, 1996;

                  Herrera v. American Tobacco Company, et al., Fourth Judicial District of Utah County, Utah, January 28, 1998;

                  Hoffman v. American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, February 13, 1998;

                  Hulsey v. American Brands, Inc., et al., District Court of Nueces County, Texas, December 2, 1996;

                  Ieyoub (State of Louisiana) v. The American Tobacco Company, et al, District Court of Calcasieu Parish, Louisiana, March 13, 1996;

                  Inzerilla v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, July 16, 1996;

                  State of Iowa v. The American Tobacco Company, et al., District Court of Iowa, Polk County, November 27, 1996;

                  Jackson v. Philip Morris Incorporated, et al., District Court of Salt Lake County, Utah, March 10, 1998;

                  Jaust v. The American Tobacco Company, et al., Supreme Court of New York, New York County, September 10, 1997;

                  Jones v. American Tobacco Company, et al., Superior Court of Georgia, Richmond County, January 13, 1998;

                  Juliano v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, July 24, 1997;

                  Keenan v. The American Tobacco Company, et al., Supreme Court of New York, New York County, September 15, 1997;

                  Kelley (State of Michigan) v. The American Tobacco Company, et al., Circuit Court of Ingham County, Michigan, August 21, 1996;

                  Kestenbaum v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 23, 1997;

                  Knowles v. The American Tobacco Company, et al., Civil District Court of Louisiana, Parish of Orleans County, June 30, 1997;

                  Knutsen v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, October 11, 1996;

                  Kotlyar v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, December 1, 1997;

                  Labriola v. The American Tobacco Company, et al., Supreme Court of New York, Suffolk County, May 28, 1997;

                  Larkin v. The American Tobacco Company, et al., Court of Common Pleas of Pennsylvania, Allegheny County, June 27, 1997;

                  Lehman v. The American Tobacco Company, et al., Supreme Court of New York, New York County, July 10, 1997;

                  Leibstein v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, June 30, 1997;

                  Leiderman v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, July 2, 1997;

                  Lennon v. The American Tobacco Company, et al., Supreme Court of New York, New York County, November 5, 1997;

                  Levinson v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, April 17, 1997;

                  Lien v. The American Tobacco Company, et al., Supreme Court of New York, Suffolk County, April 28, 1997;

                  Litke v. American Brands, Inc., et al., Supreme Court of New York, Kings County, May 7, 1997;

                  Lombardo v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, June 6, 1997;

                  Long v. The American Tobacco Company, et al., Supreme Court of New York, Bronx County, September 24, 1997;

                  LoPardo v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, September 25, 1997;

                  Lucca v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, February 3, 1997;

                  Lynch v. The American Tobacco Company, et al., Supreme Court of New York, New York County, September 24, 1997;

                  Lyons v. Brown & Williamson Tobacco Company, et al., Superior Court of Georgia, Fulton County, May 27, 1997;

                  Maisonet v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, May 12, 1997;

                  Margolin v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, November 22, 1996;

                  Martin v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, June 30, 1997;

                  McCune v. The American Tobacco Company, et al., United States District Court for the Southern District of West Virginia, January 31, 1997;

                  McGraw (State of West Virginia) v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, September 20, 1994;

                  McGuinness v. The American Tobacco Company, et al., Supreme Court of New York, New York County, June 30, 1997;

                  McLane v. The American Tobacco Company, et al., Supreme Court of New York, Richmond County, May 13, 1997;

                  Mednick v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, August 20, 1997;

                  Mishk v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 2, 1997;

                  State of Missouri v. The American Tobacco Company, et al., Circuit Court of Missouri, St. Louis County, May 12, 1997;

                  Morris v. R.J. Reynolds, et al., Circuit Court of Kanawha County, West Virginia, March 13, 1998;

                  State of Nevada v. Philip Morris Incorporated, et al., Second Judicial District of Nevada, Washoe County, May 21, 1997;

                  Newell v. The American Tobacco Company, et al., Supreme Court of New York, Suffolk County, October 3, 1997;

                  State of New Mexico v. The American Tobacco Company, et al., First Judicial District of New Mexico, Santa Fe County, May 27, 1997;

                  State of New York v. Philip Morris, Incorporated, et al., United States District Court, Southern District of New York, January 27, 1997;

                  Norton v. Brown & Williamson Tobacco Corporation, et al., United States District Court for the Southern District of Indiana, May 3, 1996;

                  Oglesby v. American Brands, Inc., et al., District Court of Nueces County, Texas, December 2, 1996;

                  Oklahoma (State of Oklahoma) v. The American Tobacco Company, et al., District Court for Cleveland County, Oklahoma, August 22, 1996;

                  Orr v. The American Tobacco Company, et al., Court of Common Pleas for County of Philadelphia, Pennsylvania, May 29, 1997;

                  Parsons v. AC&S, Inc., et al., Circuit Court of Kanawha County, West Virginia, February 27, 1998;

                  Perez v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, June 23, 1997;

                  Perri v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, October 17, 1997;

                  Peterson v. The American Tobacco Company, et al., Circuit Court of the First Circuit, Hawaii, February 6, 1997;

                  Piccione v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, September 29, 1997;

                  Piscitello v. Philip Morris Incorporated, et al., Superior Court of New Jersey Law Division, Middlesex County, July 28, 1997;

                  Portnoy v. The American Tobacco Company, et al., Supreme Court for the State of New York, New York County, October 21, 1997;

                  Commonwealth of Puerto Rico v. Brown & Williamson Tobacco Company, et al., United States District Court, Division of Puerto Rico, June 17, 1997;

                  Reed, M. v. American Brands, Inc., et al., District Court of Cameron County, Texas, December 6, 1996;

                  Reitano v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 22, 1996;

                  Rhode Island (State of Rhode Island) v. Brown & Williamson as Successor, Superior Court of Providence, Rhode Island, July 17, 1997;

                  Rinaldi v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, January 6, 1997;

                  Rose v. The American Tobacco Company, et al., Supreme Court of the State of New York, New York County, December 18, 1996;

                  Roseff v. The American Tobacco Company, et al., Supreme Court of New York, December 2, 1997;

                  Rubinobitz v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 28, 1997;

                  Schulhoff v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, October 7, 1997;

                  Schwartz, I. v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 19, 1997;

                  Schwartz, P. v. The American Tobacco Company, et al., Supreme Court for the State of New York, Kings County, December 9, 1996;

                  Scott v. The American Tobacco Company, et al., United States District Court for the Eastern District of Louisiana, Orleans Parish, May 28, 1996;

                  Senzer v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, May 13, 1997;

                  Shapiro v. The American Tobacco Company, et al., Supreme Court of New York, New York County, June 17, 1997;

                  Siegel v. The American Tobacco Company, et al., Supreme Court of the State of New York, Kings County, August 22, 1996;

                  Smith, B.J. v. The American Tobacco Company, et al., Supreme Court of New York, Queens County, August 27, 1997;

                  Sola v. The American Tobacco Company, et al., Supreme Court for the State of New York, Bronx County, July 16, 1996;

                  State of South Carolina v. Brown & Williamson Tobacco Company, et al., Court of Common Pleas of South Carolina, Richmond County, May 12, 1997;

                  Sprung, L. v. The American Tobacco Company, et al., Supreme Court of New York, Kings County, May 13, 1997;

                  Standish, J. v. The American Tobacco Company, Supreme Court of New York, Bronx County, July 11, 1997;

                  Stern v. Liggett Group, Inc., Supreme Court of New York, New York County, January 29, 1997;

                  Sumpter v. American Tobacco Company, et al., Superior Court of Indiana, Marion County, February 26, 1998;

                  Tepper v. Philip Morris Incorporated, et al., Superior Court of New Jersey, Law Division, Bergen County, May 28, 1997;

                  Thompson, G. v. The American Tobacco Company, et al., Court of Common Pleas of Philadelphia County, Pennsylvania, October 30, 1997;

                  Thompson, J. v. American Tobacco Company, Inc., et al., State of Minnesota District Court, County of Ramsey Judicial District, September 4, 1996 (under caption "Masepohl");

                  University of South Alabama v. The American Tobacco Company, et al., United States District Court, Southern Division of Alabama, May 23, 1997;

                  Upshur v. The American Tobacco Company, et al., Court of Common Pleas of Philadelphia County, Pennsylvania, October 10, 1997;

                  State of Utah v. The American Tobacco Company, et al., United States District Court for the District of Utah, Central Division, September 30, 1996;

                  Valentin v. Fortune Brands, Inc., et al., Supreme Court of New York, Queens County, September 2, 1997;

                  Walgreen v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 23, 1997;

                  Werner v. Fortune Brands, Inc., et al., Supreme Court of New York, Queens County, December 12, 1997;

                  Whirley v. American Brands, Inc., et al., District Court of Nueces County, Texas, December 2, 1996;

                  White v. The American Tobacco Company, et al., United States District Court, Southern District of Mississippi, Western Division, April 18, 1997;

                  Whiddon v. The American Tobacco Company, Inc., et al., 36th Judicial District Court, Parish of Beauregard, Louisiana, December 19, 1997;

                  Young v. The American Tobacco Company, et al., Civil District Court for the Parish of Orleans, Louisiana, November 12, 1997;

                  Zarudsky v. The American Tobacco Company, et al., Supreme Court of New York, Nassau County, May 28, 1997; and

                  Zuzalski v. The American Tobacco Company, et al., Supreme Court of the State of New York, Queens County, April 3, 1997.

List of Cases Terminated

                  With regard to proceedings of the above types which have been terminated and not previously reported as such:

                  Arch v. The American Tobacco Company, et al., which was previously pending in the United States District Court for the Eastern District of Pennsylvania, and instituted on August 8, 1996, was dismissed without prejudice on August 11, 1997;

                  Brown v. The American Tobacco Company, et al., which was previously pending in the Superior Court of California, San Diego County, and instituted on June 10, 1997, was dismissed per stipulation on November 11, 1997;

                  Cosentino v. The American Tobacco Company, et al., which was previously pending in the Superior Court of New Jersey, Law Division, Middlesex County, and instituted on May 21, 1997, was voluntarily dismissed without prejudice on October 21, 1997;

                  Dymits v. American Brands, Inc., et al., which was previously pending in the United States District Court for the Northern District of California, and instituted on May 22, 1996, was dismissed without prejudice on December 31, 1996;

                  Enright v. The American Tobacco Company, et al., which was previously pending in the Superior Court of New Jersey, Camden County, and instituted on May 28, 1997, was voluntarily dismissed on September 24, 1997;

                  Hansen, C. v. The American Tobacco Company, et al., which was previously pending in the Supreme Court of New York, Suffolk County, and instituted on March 28, 1997, was dismissed in its entirety for failure to state a cause of action on September 30, 1997;

                  Hissom v. The American Tobacco Company, et al., which was previously pending in the United States District Court for the Southern District of West Virginia, and instituted on June 12, 1997, was dismissed per stipulation on October 31, 1997;

                  Kristich v. The American Tobacco Company, et al., which was previously pending in the Supreme Court of New York, Suffolk County, and instituted on November 15, 1996, was dismissed in its entirety for failure to state a cause of action on September 30, 1997;

                  Nocifero v. The American Tobacco Company, et al., which was previously pending in the Supreme Court of New York, Suffolk County, and instituted on July 16, 1996, was dismissed in its entirety for failure to state a cause of action on September 30, 1997;

                  West Virginia-Ohio Valley I.B.E.W. Welfare Fund v. The American Tobacco Company, et al., which was previously pending in the Circuit Court of Kanawha County, West Virginia, and instituted on September 11, 1997, was dismissed per stipulation on November 19, 1997.

                  Conclusion

                  Registrant's counsel have advised that, in their opinion, on the basis of their investigations generally with respect to suits and claims of this character, Registrant has meritorious defenses to the above-mentioned actions.

                  Management believes that there are meritorious defenses to the above-mentioned pending actions and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of Registrant as long as the Indemnitors continue to fulfill their obligations to indemnify Registrant under the aforementioned indemnification agreement (see "Overview" on page 14).

                  For a discussion of other pending litigation, see Note 19 "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 4a. Executive Officers of the Registrant.

                  The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                            Present positions and offices with
                           Registrant and principal occupations
Name                            during the past five years                 Age
----                       ------------------------------------            ---

Thomas C. Hays             Chairman of the Board and Chief                  62
                           Executive Officer of Registrant
                           since January 1995; President and
                           Chief Operating Officer of
                           Registrant prior thereto

John T. Ludes              President and Chief Operating Officer            61
                           of Registrant since January 1995;
                           Group Vice President of Registrant and
                           President and Chief Executive Officer
                           of Acushnet prior thereto

Gilbert L. Klemann, II     Executive Vice President - Strategic             47
                           and Legal Affairs of Registrant
                           since January 1998; Senior Vice
                           President and General Counsel of
                           Registrant prior thereto

Dudley L. Bauerlein, Jr.   Senior Vice President and Chief                  51
                           Financial Officer of Registrant
                           since January 1995; Vice President
                           and Treasurer of Registrant prior thereto

Charles H. McGill          Senior Vice President -- Corporate               56
                           Development of Registrant since
                           January 1996; Vice President --
                           Corporate Development of Registrant
                           during 1995; Corporate Vice
                           President -- Acquisitions of The Dun &
                           Bradstreet Corporation prior thereto

                            Present positions and offices with
                           Registrant and principal occupations
Name                            during the past five years                 Age
----                       ------------------------------------            ---

Steven C. Mendenhall       Senior Vice President and Chief                  49
                           Administrative Officer of Registrant
                           since January 1995; Vice President
                           and Chief Administrative Officer of
                           Registrant prior thereto

Craig P. Omtvedt           Senior Vice President and Chief                  48
                           Accounting Officer of Registrant
                           since January 1998;  Vice President and
                           Chief Accounting Officer of Registrant
                           during 1997; Vice President -- Deputy
                           Controller and Chief Internal Auditor of
                           Registrant during 1996; Deputy
                           Controller and Chief Internal Auditor
                           of Registrant during 1995; Deputy
                           Controller of Registrant prior
                           thereto

Robert J. Rukeyser         Senior Vice President -- Corporate               55
                           Affairs of Registrant

Mark A. Roche              Vice President and General Counsel               43
                           of Registrant since January 1998;
                           Vice President and Associate General
                           Counsel of Registrant from January 1996
                           to December 1997; Associate General
                           Counsel of Registrant prior thereto

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



                                     PART II

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters.

                  See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 1997 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On February 27, 1998, there were 45,104 record holders of Registrant's Common Stock, par value $3.125 per share.

Item 6.           Selected Financial Data.

                  See the information for 1993 through 1997 in the table captioned "Six-Year Consolidated Selected Financial Data" contained in the 1997 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

                  See the discussion and analysis under the captions "Results of Operations" and "Financial Condition" contained in the 1997 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

                  See the discussion and analysis under "Market Risk," "Foreign Exchange Contracts" and "Interest Rates" under the caption "Financial Condition" in the 1997 Annual Report to Stockholders of Registrant, which discussion is incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data.

                  See the information in the Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 1997 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 1997 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of Registrant.

                  See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 28, 1998, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11.          Executive Compensation.

                  See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the

Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 28, 1998, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  See the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 28, 1998, which information is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

                  None.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  (a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

                Consolidated Balance Sheet as of December 31, 1997 and 1996
            contained in the 1997 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                Consolidated Statement of Income for the years ended December
            31, 1997, 1996 and 1995 contained in the 1997 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                Consolidated Statement of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995 contained in the 1997 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995 contained in the 1997 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                Notes to Consolidated Financial Statements contained in the 1997
            Annual Report to Stockholders of Registrant are incorporated herein by reference.

                Report of Independent Accountants contained in the 1997 Annual
            Report to Stockholders of Registrant is incorporated herein by reference.

(2)         Financial Statement Schedules

                See Index to Financial Statement Schedule of Registrant and
            subsidiaries at page F-1, which Index is incorporated herein by reference.

(3)         Exhibits

3(i). Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3b to the Current Report on Form 8-K of Registrant dated December 2, 1997.

3(ii). By-laws of Registrant as in effect on the date hereof are incorporated herein by reference to Exhibit 3(ii)(b) to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.

10a1. Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b1. 1986 Stock Option Plan of Fortune Brands, Inc. and amendments thereto are incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2.           Amendment to 1986 Stock Option Plan of Fortune Brands, Inc.
                constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3.           Amendment to 1986 Stock Option Plan of Fortune Brands, Inc.
                constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b4.           Amendment to the 1986 Stock Option Plan of Fortune Brands, Inc.
                constituting Exhibits 10b1, 10b2 and 10b3 hereto is incorporated herein by reference to Exhibit 10a2 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b5. 1990 Long-Term Incentive Plan of Fortune Brands, Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b6. Amendment to 1990 Long-Term Incentive Plan of Fortune Brands, Inc. constituting Exhibit 10b5 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b7. Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10c1. Amended Supplemental Plan of Fortune Brands, Inc. is incorporated herein by reference to Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank (National Association) ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c5. Amendment made as of the 1st day January, 1997, to Trust Agreement constituting Exhibits 10c2, 10c3 and 10c4 hereto.*

10c6. Schedule identifying substantially identical agreements to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall and Dudley L. Bauerlein, Jr.*

10c7. Amendment made as of the 24th day of February, 1997, to Trust Agreement constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto relating to the trust established in favor of Thomas C. Hays.*

10c8. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting
                Exhibit 10c1 hereto is incorporated herein by reference to
                Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c9. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c8 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c10. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto, constituting Exhibits 10c8 and 10c9 hereto, respectively, is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10c11. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments constituting Exhibits 10c8, 10c9 and 10c10 hereto in favor of Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt.*

10c12. Amendment made as of the 24th day of February, 1997 to Trust Agreement and Amendments thereto, constituting Exhibits 10c8, 10c9 and 10c10 hereto, among Thomas C. Hays, Registrant and Chase.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Severance and Retirement Agreement made as of February 24, 1997, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10d1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.

10f1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10g1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10g2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10h1.           Agreement dated January 2, 1991 between Registrant and Gilbert
                L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10h2.           Amendment dated November 28, 1994 to the Agreement constituting
                Exhibit 10h1 hereto is incorporated herein by reference to
                Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10h3. Schedule identifying substantially identical agreements to the Agreement and the Amendment thereto constituting Exhibits 10h1 and 10h2 hereto, respectively, entered into by Registrant with Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10j3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1996.*

10i1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement constituting Exhibits 10h1 and 10h2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10i1 hereto is incorporated herein by reference to Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i3. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10i1 and 10i2 hereto, respectively.*

10i4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10i1, 10i2 and 10i3 hereto, respectively, in favor of Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt.*

10j1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10j3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10j1 and 10j2 hereto, respectively, is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto entered into by Registrant with John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr. and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10m4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1996.*

10k1.           Agreement dated February 24, 1995 between Registrant and Charles
                H. McGill is incorporated herein by reference to Exhibit 10w1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10k2. Amendment made as of January 29, 1996 to the Agreement constituting Exhibit 10k1 hereto.*

10l1. Rights Agreement, dated as of November 19, 1997, between Registrant and First Chicago Trust Company of New York, as Rights Agent, is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

10m1. Indemnification Agreement, dated as of December 22, 1994, among Registrant, The American Tobacco Company and Brown & Williamson Tobacco Corporation.

12.             Statement re computation of ratio of earnings to fixed charges.

13.             1997 Annual Report to Stockholders of Registrant.

21.             Subsidiaries of Registrant.

23(i)a.         Consent of Independent Accountants, Coopers & Lybrand L.L.P.

23(i)b.         Consent of Counsel, Chadbourne & Parke LLP.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

27a.            Financial Data Schedule for Fiscal Year ended December 31, 1997
                (Article 5).

27b. Restated Financial Data Schedule for the Interim Period ended September 30, 1997 (Article 5).

27c. Restated Financial Data Schedule for the Interim Period ended June 30, 1997 (Article 5).

27d. Restated Financial Data Schedule for the Interim Period ended March 31, 1997 (Article 5).

27e. Restated Financial Data Schedule for the Fiscal Year ended December 31, 1996 (Article 5).

27f. Restated Financial Data Schedule for the Interim Period ended September 30, 1996 (Article 5).

27g. Restated Financial Data Schedule for the Interim Period ended June 30, 1996 (Article 5).

27h. Restated Financial Data Schedule for the Interim Period ended March 31, 1996 (Article 5).

27i. Restated Financial Data Schedule for the Fiscal Year ended December 31, 1995 (Article 5).

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

         Registrant filed a Current Report on Form 8-K, dated December 2, 1997, in respect of the declaration by the Board of Directors of Registrant of a dividend of preferred share purchase rights on Registrant's common stock (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated January 12, 1998, in respect of Registrant's press release dated January 12, 1998 announcing anticipated pro forma earnings growth of Registrant in 1998 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated January 23, 1998, in respect of Registrant's press release dated January 23, 1998 announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 1997 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated February 10, 1998, in respect of Registrant's press release dated February 6, 1998 announcing the signing by ACCO World Corporation of a definitive agreement to acquire the Apollo Presentation Products business (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated February 20, 1998, in respect of Registrant's press release dated February 6, 1998 with respect to anticipated pro forma earnings growth of Registrant in 1998 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated March 2, 1998, in respect of Registrant's press release dated February 27, 1998 announcing the completion by ACCO World Corporation of its acquisition of the Apollo Presentation Products business (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated March 4, 1998, in respect of Registrant's press release dated March 3, 1998 with respect to anticipated overall earnings growth outlook of Registrant in 1998 (Items 5 and 7(c)).

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FORTUNE BRANDS, INC.
                                            (Registrant)

                                         By         Thomas C. Hays
                                                    Thomas C. Hays
                                               Chairman of the Board and
Date:  March 30, 1998                           Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


               Thomas C. Hays
        Thomas C. Hays, Chairman of the Board and
        Chief Executive Officer (principal executive officer) and Director
        Date:  March 30, 1998


               John T. Ludes*
        John T. Ludes, President and
        Chief Operating Officer and Director
        Date:  March 30, 1998

               Dudley L. Bauerlein, Jr.
        Dudley L. Bauerlein, Jr., Senior Vice President and
        Chief Financial Officer (principal financial officer)
        Date:  March 30, 1998


               Craig P. Omtvedt*
        Craig P. Omtvedt, Senior Vice President and
        Chief Accounting Officer (principal accounting officer)
        Date:  March 30, 1998


               Eugene R. Anderson*
        Eugene R. Anderson, Director
        Date:  March 30, 1998


               Patricia O. Ewers*
        Patricia O. Ewers, Director
        Date:  March 30, 1998

               John W. Johnstone, Jr.*
        John W. Johnstone, Jr., Director
        Date:  March 30, 1998

               Wendell J. Kelley*
        Wendell J.  Kelley, Director
        Date:  March 30, 1998


               Sidney Kirschner*
        Sidney Kirschner, Director
        Date:  March 30, 1998


               Gordon R. Lohman*
        Gordon R. Lohman, Director
        Date:  March 30, 1998


               Charles H. Pistor, Jr.*
        Charles H. Pistor, Jr., Director
        Date:  March 30, 1998


               Anne M. Tatlock*
        Anne M. Tatlock, Director
        Date:  March 30, 1998


               John W. Thompson*
        John W. Thompson, Director
        Date:  March 30, 1998


               Peter M. Wilson*
        Peter M. Wilson, Director
        Date:  March 30, 1998


        *By           A. Robert Colby
             A. Robert Colby, Attorney-in-Fact

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                          Pages
                                                                          -----
FORTUNE BRANDS, INC. AND SUBSIDIARIES

         Report of Independent Accountants                                 F-2

         Schedule
         --------


           II         Valuation and qualifying accounts
                         For the years ended December 31,
                         1997, 1996 and 1995                               F-3

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
     and Stockholders of
     Fortune Brands, Inc.:

                  Our report on the consolidated financial statements of Fortune Brands, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Stockholders of Fortune Brands, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

                  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                COOPERS & LYBRAND L.L.P.




1301 Avenue of the Americas
New York, New York
February 4, 1998

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       For the Years Ended December 31, 1997, 1996 and 1995 (In millions)
---------------------------------------------------------------------------
          Col. A              Col. B       Col. C       Col. D        Col. E
          ------              ------       ------       ------        ------
                                         Additions
                                         ---------
                            Balance at    Charged                    Balance
                            Beginning    to Costs                    at End
Description                 of Period   and Expenses   Deductions   of Period
-----------------------------------------------------------------------------

1997:
  Allowance for cash
      discounts              $  7.4      $ 71.1         $ 70.3 (1)   $  8.2

  Allowance for
      returns                  18.9       129.0          127.5 (1)     20.4

  Allowance for
      doubtful accounts        23.3        11.9           10.6 (2)     25.7
                                                          (1.1)(3)
                             ------      ------         ------       ------
                             $ 49.6      $212.0         $207.3       $ 54.3
                             ======      ======         ======       ======
1996 (4):
  Allowance for cash
      discounts              $  5.1      $ 64.1         $ 73.1 (1)   $  7.4
                                                         (11.3)(3)
  Allowance for
      returns                  15.6       131.2          130.6 (1)     18.9
                                                          (2.7)(3)
  Allowance for
      doubtful accounts        21.6         5.3            5.7 (2)     23.3
                                                          (2.1)(3)
                             ------      ------         ------       ------
                             $ 42.3      $200.6         $193.3       $ 49.6
                             ======      ======         ======       ======
1995 (4):
  Allowance for cash
      discounts              $  5.0      $ 42.1         $ 42.0 (1)   $  5.1
  Allowance for
      returns                  12.4        97.4           94.2 (1)     15.6
  Allowance for
      doubtful accounts        23.3         5.8            7.5 (2)     21.6
                             ------      ------         ------       ------
                               40.7      $145.3         $143.7       $ 42.3
                             ======      ======         ======       ======

   (1)   Cash discounts and returns allowed customers.
   (2)   Doubtful accounts written off, net of recoveries.
   (3)   Balance at acquisition date of subsidiaries.
   (4)   Restated for discontinued operations.

                                  EXHIBIT INDEX
                                  -------------

                                                            Sequentially
Exhibit                                                     Numbered Page
-------                                                     -------------


3(i).          Certificate of Incorporation of
               Registrant as in effect on the date
               hereof is incorporated herein by
               reference to Exhibit 3b to the
               Current Report on Form 8-K of
               Registrant dated December 2, 1997.

3(ii).         By-laws of Registrant as in effect
               on the date hereof are incorporated
               herein by reference to Exhibit
               3(ii)(b) to the Quarterly Report on
               Form 10-Q of Registrant dated
               August 12, 1997.

10a1.          Fortune Brands, Inc. Annual
               Executive Incentive Compensation
               Plan is incorporated herein by
               reference to Exhibit 10a1 to the
               Quarterly Report on Form 10-Q of
               Registrant dated August 12, 1997.*

10b1.          1986 Stock Option Plan of Fortune
               Brands, Inc. and amendments thereto
               are incorporated herein by
               reference to Exhibit 10b2 to the
               Annual Report on Form 10-K of
               Registrant for the Fiscal Year
               ended December 31, 1992.*

10b2.          Amendment to 1986 Stock Option Plan
               of Fortune Brands, Inc.
               constituting Exhibit 10b1 hereto is
               incorporated herein by reference to
               Exhibit 10b to the Quarterly Report
               on Form 10-Q of Registrant dated
               November 11, 1993.*

10b3.          Amendment to 1986 Stock Option Plan
               of Fortune Brands, Inc.
               constituting Exhibits 10b1 and 10b2
               hereto is incorporated herein by
               reference to Exhibit 10b to the
               Quarterly Report on Form 10-Q of
               Registrant dated August 11, 1994.*

10b4.          Amendment to the 1986 Stock Option
               Plan of Fortune Brands, Inc.
               constituting Exhibits 10b1, 10b2
               and 10b3 hereto is incorporated
               herein by reference to Exhibit 10a2
               to the Quarterly Report on Form
               10-Q of Registrant dated November
               11, 1997.*

10b5.          1990 Long-Term Incentive Plan of
               Fortune Brands, Inc. (As Amended
               and Restated as of January 1, 1994)
               is incorporated herein by reference
               to Exhibit 10a to the Quarterly
               Report on Form 10-Q of Registrant
               dated August 11, 1994.*

10b6.          Amendment to 1990 Long-Term
               Incentive Plan of Fortune Brands,
               Inc. constituting Exhibit 10b5
               hereto is incorporated herein by
               reference to Exhibit 10a1 to the
               Quarterly Report on Form 10-Q of
               Registrant dated November 11,
               1997.*

10b7.          Fortune Brands, Inc. Non-Employee
               Director Stock Option Plan is
               incorporated herein by reference to
               Exhibit 10b1 to the Quarterly
               Report on Form 10-Q of Registrant
               dated August 12, 1997.*

10c1.          Amended Supplemental Plan of
               Fortune Brands, Inc. is
               incorporated herein by reference to
               Exhibit 10c1 to the Annual Report
               on Form 10-K of Registrant for the
               Fiscal Year ended December 31,
               1995.*

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

10c5.          Amendment made as of the 1st day
               January, 1997, to Trust Agreement
               constituting Exhibits 10c2, 10c3
               and 10c4 hereto.*

10c6.          Schedule identifying substantially
               identical agreements to Trust
               Agreement and Amendments thereto
               constituting Exhibits 10c2, 10c3,
               10c4 and 10c5 hereto, respectively,
               in favor of Thomas C. Hays, John T.
               Ludes, Robert J. Rukeyser, Steven
               C. Mendenhall and Dudley L.
               Bauerlein, Jr.*

10c7.          Amendment made as of the 24th day
               of February, 1997, to Trust
               Agreement constituting Exhibits
               10c2, 10c3, 10c4 and 10c5 hereto
               relating to the trust established
               in favor of Thomas C. Hays.*

10c8.          Trust Agreement, made as of the 1st
               day of November, 1993, among
               Gilbert L. Klemann, II, Registrant
               and Chase establishing a grantor
               trust in favor of Gilbert L.
               Klemann, II for purposes of paying
               amounts under the Amended
               Supplemental Plan constituting
               Exhibit 10c1 hereto is incorporated
               herein by reference to Exhibit 10c6
               to the Annual Report on Form 10-K
               of Registrant for the Fiscal Year
               ended December 31, 1995.*

10c9.          Amendment made as of 1st day of
               January, 1996 to Trust Agreement
               constituting Exhibit 10c8 hereto is
               incorporated herein by reference to
               the Quarterly Report on Form 10-Q
               of Registrant dated August 8,
               1996.*

10c10.         Amendment made as of the 1st day of
               January, 1997 to Trust Agreement
               and Amendment thereto, constituting
               Exhibits 10c8 and 10c9 hereto,
               respectively, is incorporated
               herein by reference to Exhibit 10c1
               to the Quarterly Report on Form
               10-Q of Registrant dated August 12,
               1997.*

10c11.         Schedule identifying substantially
               identical agreements to the Trust
               Agreement and Amendments
               constituting Exhibits 10c8, 10c9
               and 10c10 hereto in favor of Thomas
               C. Hays, John T. Ludes, Robert J.
               Rukeyser, Steven C. Mendenhall,
               Dudley L. Bauerlein, Jr., Charles
               H. McGill and Craig P. Omtvedt.*

10c12.         Amendment made as of the 24th day
               of February, 1997 to Trust
               Agreement and Amendments thereto,
               constituting Exhibits 10c8, 10c9
               and 10c10 hereto, among Thomas C.
               Hays, Registrant and Chase.*

10d1.          Resolutions of the Board of
               Directors of Registrant adopted on
               October 28, 1986 and July 26, 1988
               adopting and amending a retirement
               plan for directors of Registrant
               who are not officers or employees
               of Registrant or a subsidiary
               thereof are incorporated herein by
               reference to Exhibit 10e1 to the
               Annual Report on Form 10-K of
               Registrant for the Fiscal Year
               ended December 31, 1991 maintained
               in Commission File No. 1-9076.*

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

10e1.          Severance and Retirement Agreement
               made as of February 24, 1997,
               between Registrant and Thomas C.
               Hays is incorporated herein by
               reference to Exhibit 10d1 to the
               Quarterly Report on Form 10-Q of
               Registrant dated August 12, 1997.

10f1.          Resolution of the Board of
               Directors of Registrant adopted on
               November 27, 1990 with respect to
               retirement and health benefits
               provided to Gilbert L. Klemann, II
               is incorporated herein by reference
               to Exhibit 10p1 to the Annual
               Report on Form 10-K of Registrant
               for the Fiscal Year ended December
               31, 1991 maintained in Commission
               File No. 1-9076.*

10g1.          Letter dated January 23, 1996 from
               Registrant with respect to deferred
               payment of fees to Eugene R.
               Anderson is incorporated herein by
               reference to Exhibit 10k1 to the
               Annual Report on Form 10-K of
               Registrant for the Fiscal Year
               ended December 31, 1995.*

10g2.          Letter dated August 11, 1995 from
               Registrant with respect to deferred
               payment of fees to Gordon R. Lohman
               is incorporated herein by reference
               to Exhibit 10b to the Quarterly
               Report on Form 10-Q of Registrant
               dated November 9, 1995.*

10h1.          Agreement dated January 2, 1991
               between Registrant and Gilbert L.
               Klemann, II is incorporated herein
               by reference to Exhibit 10s1 to the
               Annual Report on Form 10-K of
               Registrant for the Fiscal Year
               ended December 31, 1992.*

10h2.          Amendment dated November 28, 1994
               to the Agreement constituting
               Exhibit 10h1 hereto is incorporated
               herein by reference to Exhibit 10r2
               to the Annual Report on Form 10-K
               of Registrant for the Fiscal Year
               ended December 31, 1994.*

10h3.          Schedule identifying substantially
               identical agreements to the
               Agreement and the Amendment thereto
               constituting Exhibits 10h1 and 10h2
               hereto, respectively, entered into
               by Registrant with Thomas C. Hays,
               John T. Ludes, Robert J. Rukeyser,
               Steven C. Mendenhall, Dudley L.
               Bauerlein, Jr., Charles H. McGill
               and Craig P. Omtvedt is
               incorporated herein by reference to
               Exhibit 10j3 to the Annual Report
               on Form 10-K of Registrant for the
               Fiscal Year ended December 31,
               1996.*

10i1.          Trust Agreement, made as of the 2nd
               day of January, 1991, among
               Registrant, Chase, et al.
               establishing a trust in favor of
               Gilbert L. Klemann, II for purposes
               of paying amounts under the
               Agreement constituting Exhibits
               10h1 and 10h2 hereto is
               incorporated herein by reference to
               Exhibit 10s1 to the Annual Report
               on Form 10-K of Registrant for the
               Fiscal Year ended December 31,
               1994.*

10i2.          Amendment made as of the 1st day of
               November, 1993 to Trust Agreement
               constituting Exhibit 10i1 hereto is
               incorporated herein by reference to
               Exhibit 10s2 to the Annual Report
               on Form 10-K of Registrant for the
               Fiscal Year ended December 31,
               1994.*

10i3.          Amendment made as of the 1st day of
               January, 1997 to Trust Agreement
               and Amendment thereto constituting
               Exhibits 10i1 and 10i2 hereto,
               respectively.*

10i4.          Schedule identifying substantially
               identical agreements to the Trust
               Agreement and Amendments thereto
               constituting Exhibits 10i1, 10i2
               and 10i3 hereto, respectively, in
               favor of Thomas C. Hays, John T.
               Ludes, Robert J. Rukeyser, Steven
               C. Mendenhall, Dudley L. Bauerlein,
               Jr., Charles H. McGill and Craig P.
               Omtvedt.*

10j1.          Agreement dated as of January 2,
               1991 between Registrant and Gilbert
               L. Klemann, II and amendment
               thereto is incorporated herein by
               reference to Exhibit 10y1 to the
               Annual Report on Form 10-K of
               Registrant for the Fiscal Year
               ended December 31, 1991 maintained
               in Commission File No. 1-9076.*

10j2.          Agreement dated as of October 28,
               1991 amending the Agreement
               constituting Exhibit 10j1 hereto is
               incorporated herein by reference to
               Exhibit 10w2 to the Annual Report
               on Form 10-K of Registrant for the
               Fiscal Year ended December 31,
               1992.*

10j3.          Amendment effective as of January
               1, 1995 to the Agreement and
               Amendment thereto constituting
               Exhibits 10j1 and 10j2 hereto,
               respectively, is incorporated
               herein by reference to Exhibit 10u3
               to the Annual Report on Form 10-K
               of Registrant for the Fiscal Year
               ended December 31, 1994.*

10j4.          Schedule identifying substantially
               identical agreements to the
               Agreement and Amendments thereto
               constituting Exhibits 10j1, 10j2
               and 10j3 hereto entered into by
               Registrant with John T. Ludes,
               Robert J. Rukeyser, Steven C.
               Mendenhall, Dudley L. Bauerlein,
               Jr. and Craig P. Omtvedt is
               incorporated herein by reference to
               Exhibit 10m4 to the Annual Report
               on Form 10-K of Registrant for the
               Fiscal Year ended December 31,
               1996.*

10k1.          Agreement dated February 24, 1995
               between Registrant and Charles H.
               McGill is incorporated herein by
               reference to Exhibit 10w1 to the
               Annual Report on Form 10-K of
               Registrant for the Fiscal Year
               ended December 31, 1994.*

10k2.          Amendment made as of January 29, 1996
               to the Agreement constituting Exhibit
               10k1 hereto.*

10l1.          Rights Agreement, dated as of
               November 19, 1997, between
               Registrant and First Chicago Trust
               Company of New York, as Rights
               Agent, is incorporated herein by
               reference to Exhibit 4a to the
               Current Report on Form 8-K of
               Registrant dated December 2, 1997.

10m1.          Indemnification Agreement, dated as
               of December 22, 1994, among
               Registrant, The American Tobacco
               Company and Brown & Williamson
               Tobacco Corporation.

12.            Statement re computation of ratio
               of earnings to fixed charges.

13.            1997 Annual Report to Stockholders
               of Registrant.

21.            Subsidiaries of Registrant.

23(i)a.        Consent of Independent Accountants,
               Coopers & Lybrand L.L.P.

23(i)b.        Consent of Counsel, Chadbourne &
               Parke LLP.

24.            Powers of Attorney relating to
               execution of this Annual Report on
               Form 10-K.

27a.           Financial Data Schedules for Fiscal
               Year ended December 31, 1997
               (Article 5).

27b.           Restated Financial Data Schedule
               for the Interim Period ended
               September 30, 1997 (Article 5).

27c.           Restated Financial Data Schedule
               for the Interim Period ended June
               30, 1997 (Article 5).

27d.           Restated Financial Data Schedule
               for the Interim Period ended March
               31, 1997 (Article 5).


27e.           Restated Financial Data Schedule
               for the Fiscal Year ended December
               31, 1996 (Article 5).

27f.           Restated Financial Data Schedule
               for the Interim Period ended
               September 30, 1996 (Article 5).

27g.           Restated Financial Data Schedule
               for the Interim Period ended June
               30, 1996 (Article 5).

27h.           Restated Financial Data Schedule
               for the Interim Period ended March
               31, 1996 (Article 5).

27i.           Restated Financial Data Schedule
               for the Fiscal Year ended December
               31, 1995 (Article 5).

         *     Indicates that exhibit is a
               management contract or compensatory
               plan or arrangement.