Form 10-Q
period 1998-03-31
FORTUNE BRANDS INC
filed 1998-05-13
CIK 789073

[Conformed Copy]




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



   For the quarterly period                     Commission file number 1-9076
   ended March 31, 1998

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at April 30, 1998 was 172,966,155 shares.

                           PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                      March 31,               December 31,
                                        1998                     1997
                                    ------------             ------------
                                    (Unaudited)

Assets

     Current assets
      Cash and cash equivalents     $ 173.8                  $   54.2
      Accounts receivable, net        893.4                     862.0

      Inventories
       Bulk whiskey                   340.6                     338.1
       Other raw materials, supplies and
        work in process               265.9                     258.7
       Finished products              412.7                     358.4
                                   --------                  --------
                                    1,019.2                     955.2

      Other current assets            219.1                     224.2
                                   --------                  --------
        Total current assets        2,305.5                   2,095.6

     Property, plant and
              equipment, net          992.5                     980.9

     Intangibles resulting from
      business acquisitions, net    3,702.5                   3,674.1

     Other assets                     205.8                     191.9
                                    --------                  --------
        Total assets               $7,206.3                   $6,942.5
                                    ========                  ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                         March 31,                December 31,
                                           1998                      1997
                                        ------------              ------------
                                        (Unaudited)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks               $ 67.8                   $ 36.8
       Commercial paper                      354.2                    191.6
       Accounts payable                      254.2                    254.6
       Accrued taxes                         478.3                    475.2
       Accrued expenses and
          other liabilities                  585.0                    634.1
       Current portion of long-term debt     136.8                    176.2
                                          --------                 --------
         Total current liabilities         1,876.3                  1,768.5

     Long-term debt                          855.2                    739.1
     Deferred income taxes                    39.0                     38.5
     Postretirement and other liabilities    367.3                    379.3
                                           --------                 --------
         Total liabilities                 3,137.8                  2,925.4
                                           --------                 --------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option         11.0                     11.3
       Common stock, par value $3.125 per
        share, 229.6 shares issued            717.4                    717.4
       Paid-in capital                        149.3                    151.1
       Accumulated other comprehensive income  16.0                      6.9
       Retained earnings                    5,137.9                  5,129.7
       Treasury stock, at cost             (1,963.1)                (1,999.3)
                                            --------                 --------
         Total stockholders' equity         4,068.5                  4,017.1
                                            --------                 --------
           Total liabilities and
             stockholders' equity          $7,206.3                 $6,942.5
                                            ========                 ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 1998 and 1997
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)
                                                1998                     1997
                                             ----------              ----------


Net sales                                      $1,203.5               $1,105.1

     Cost of products sold                        618.7                  574.5
     Excise taxes on distilled spirits             87.1                   82.0
     Advertising, selling, general and
       administrative expenses                    346.5                  313.0
     Amortization of intangibles                   26.3                   26.0
     Interest and related expenses                 25.1                   37.9
     Other (income) expenses, net                   2.1                    2.1
                                               --------               --------
Income from continuing operations
     before income taxes                           97.7                   69.6

     Income taxes                                  44.7                   34.6
                                              ---------               --------
Income from continuing operations                  53.0                   35.0

Income from discontinued operations                   -                  101.6

Extraordinary items                               (8.4)                      -
                                               --------               --------
Net income                                     $  44.6                 $ 136.6
                                               ========               ========

Earnings per Common share
     Basic
         Income from continuing operations       $.31                    $.20
         Income from discontinued operations        -                     .60
         Extraordinary items                     (.05)                      -
                                                 ----                    ----
         Net income                              $.26                    $.80
                                                 ====                    ====
     Diluted
         Income from continuing operations       $.30                    $.20
         Income from discontinued operations        -                     .58
         Extraordinary items                     (.05)                      -
                                                 ----                    ----
         Net income                              $.25                    $.78
                                                 ====                    ====
Dividends paid per Common share                  $.21                    $.50
                                                 ====                    ====
Average number of Common shares outstanding
     Basic                                      172.3                    171.3
                                                =====                   =====
     Diluted                                    177.1                   174.3
                                                =====                   =====

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 1998 and 1997
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                    1998                 1997
                                                ---------            ---------

Operating activities
   Net income                                     $ 44.6               $ 136.6
   Income from discontinued operations                 -                (101.6)
   Extraordinary items                               8.4                     -
   Depreciation and amortization                    62.1                  62.2
   (Increase) decrease in accounts receivable      (24.4)                 50.1
   Increase in inventories                         (54.6)                (49.3)
   Decrease in accounts payable, accrued
      expenses and other liabilities               (74.5)               (102.1)
   Increase (decrease) in accrued taxes             14.7                  (0.4)
   Other operating activities, net                 (17.6)                (31.5)
                                                 -------               -------
     Net cash used by continuing
       operating activities                       (41.3)                (36.0)
                                                 -------               -------
Investing activities
   Additions to property, plant and equipment     (49.5)                (34.3)
   Acquisition, net of cash acquired              (65.3)                    -
   Proceeds from disposition of operations         16.0                     -
   Other investing activities, net                 (1.0)                 (0.6)
                                                  ------               -------
     Net cash used by investing activities        (99.8)                (34.9)
                                                  ------               -------
Financing activities
   Increase in short-term debt, net                194.9                 223.2
   Issuance of long-term debt                      200.3                     -
   Repayment of long-term debt                    (119.2)               (100.2)
   Dividends to stockholders                       (36.4)                (86.0)
   Cash purchases of Common stock for treasury     (16.9)                    -
   Other financing activities, net                  35.5                  43.6
                                                 -------               -------
     Net cash provided by financing activities     258.2                  80.6
                                                 -------               -------
Effect of foreign exchange rate changes on cash      2.5                  (5.0)
                                                 -------               -------
     Net increase in cash and cash equivalents     119.6                   4.7

Cash and cash equivalents at beginning of period    54.2                  34.9
                                                 -------               -------
Cash and cash equivalents at end of period       $ 173.8                $ 39.6
                                                 =======               =======

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               for the Three Months Ended March 31, 1998 and 1997
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)



                                          $2.67                              Accumulated
                                    Convertible                                    other                       Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained         stock,
                                          stock      stock      capital           income        earnings        at cost        Total
================================================================================================================
Balance at December 31, 1996             $12.9      $717.4       $166.5         $(204.1)       $5,025.4      $(2,042.1)    $3,676.0

Comprehensive income
    Net income                               -           -            -               -           136.6              -        136.6
    Changes during the period                -           -            -           (29.6)              -              -        (29.6)
                                                                                 ------         -------                     -------
Total comprehensive income                   -           -            -           (29.6)          136.6              -        107.0
                                                                                 ------         -------                     -------
Cash dividends                               -           -            -               -           (86.0)             -        (86.0)
Purchases                                    -           -            -               -               -           (1.7)        (1.7)
Conversion of securities and
    delivery of stock plan shares         (0.3)          -          4.0               -               -           43.5         47.2
                                         -----      ------       ------         -------        --------      ---------     --------
Balance at March 31, 1997                $12.6      $717.4       $170.5         $(233.7)       $5,076.0      $(2,000.3)    $3,742.5
                                         =====      ======       ======         =======        ========      =========     ========




Balance at December 31, 1997             $11.3      $717.4      $151.1            $ 6.9        $5,129.7      $(1,999.3)    $4,017.1

Comprehensive income
    Net income                               -           -           -                -            44.6              -         44.6
    Changes during the period                -           -           -              9.1               -              -          9.1
                                                                                  -----        --------                    --------
Total comprehensive income                   -           -           -              9.1            44.6              -         53.7
                                                                                  -----        --------                    --------
Cash dividends                               -           -           -                -           (36.4)             -        (36.4)
Purchases                                    -           -           -                -               -          (17.7)       (17.7)
Conversion of securities and
    delivery of stock plan shares         (0.3)          -        (1.8)               -               -           53.9         51.8
                                         -----      ------      ------            -----        --------      ---------     --------
Balance at March 31, 1998                $11.0      $717.4      $149.3            $16.0        $5,137.9      $(1,963.1)    $4,068.5
                                         =====      ======      ======            =====        ========      =========     ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      Principles of Consolidation

              The condensed consolidated balance sheet as of March 31, 1998 and the related condensed consolidated statements of income, cash flows and stockholders' equity for the three-month periods ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

              The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1997 Annual Report on Form 10-K.

 2.      Acquisitions

              On February 27, 1998, the Company's office products subsidiary acquired the Apollo Presentation Products group of companies, marketers of office and conference presentation products, for an aggregate cost of approximately $65 million.

              During the second half of 1997, acquisitions were made in the home and office products segments for an aggregate cost of $92 million, including fees, expenses and $9.5 million resulting from the issuance of Common shares. In connection with the 1997 acquisitions, liabilities amounting to $72 million were included at the dates of acquisition. The cost exceeded the fair value of net assets acquired by $90 million.

              These operations have been included in consolidated results from the dates of acquisition. Had operations of these acquisitions been consolidated from January 1, 1997, they would not have materially affected results.

 3.      Discontinued Operations

              On May 30, 1997, Gallaher Group Plc ("Gallaher"), the Company's international tobacco subsidiary, was spun off and the Company's name was changed from American Brands, Inc. to Fortune Brands, Inc. As a result, the Company's stockholders owned shares in two publicly-traded companies -- Fortune Brands, Inc. and Gallaher.

              To allocate the overall debt burden of the Company at the time of the spin-off, Gallaher borrowed and paid to the Company an amount that

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 3.      Discontinued Operations  (Concluded)

         approximated $1.25 billion, after taxes. The Company used the proceeds to pay down debt.

              Also, in connection with the spin-off, Gallaher and Gallaher Limited agreed to indemnify the Company against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of Gallaher and its subsidiaries.

              The condensed consolidated financial statements were reclassified to identify Gallaher's international tobacco operations as discontinued operations. Summarized results of operations for the international tobacco operations, net of allocation of interest expense based on a ratio of Gallaher's net assets to consolidated net assets of the Company, are as follows:

                                         Three Months Ended
                                            March 31, 1997
                                          --------------------
                                            (In millions,
                                     except per share amounts)

                  Net sales                $1,739.8
                                            ========

                  Income before taxes        $152.7

                  Income taxes                (51.1)
                                              ------
                  Income from discontinued
                    operations               $101.6
                                              ======


                  Earnings per Common share
                         Basic                 $.60
                                               ====
                         Diluted               $.58
                                               ====

 4.      Earnings Per Share

         Basic earnings per Common share are based on the weighted average number of Common shares outstanding in each period and after preferred stock dividend requirements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 4.      Earnings Per Share (Concluded)

         Diluted earnings per Common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with preferred stock dividend requirements and outstanding Common shares adjusted accordingly. It also assumes that outstanding Common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

         The computation of basic and diluted earnings per Common share for "Income from continuing operations" is as follows:

                                                     Three Months Ended
                                                         March 31,
                                                    ------------------
                                                1998                    1997
                                                ----                    ----
                                                        (In millions,
                                                 except per share amounts)

         Income from continuing operations       $53.0                   $35.0
             Less:  Preferred stock dividends      0.2                     0.3
                                                 -----                   -----
         Income available to Common
             stockholders - basic                 52.8                    34.7
         Convertible Preferred stock
             dividend requirements                 0.2                     0.3
                                                 -----                   -----
         Income available to Common
             stockholders - diluted              $53.0                   $35.0
                                                 =====                   =====

         Weighted average number of
             Common shares outstanding - basic   172.3                   171.3
         Conversion of Convertible
             Preferred stock                       2.3                     1.7
         Exercise of stock options                 2.5                     1.3
                                                 -----                   -----
         Weighted average number of Common
              shares outstanding - diluted       177.1                   174.3
                                                 =====                   =====

         Earnings per Common share
              Basic                                $.31                   $.20
                                                   ====                    ====
              Diluted                              $.30                   $.20
                                                   ====                    ====

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 5.      Extraordinary Items

              During the first quarter of 1998, the Company purchased the following principal amounts of its outstanding debt: $23.2 million of 8-1/2% Notes, Due 2003, $10.5 million of 9% Notes, Due 1999 and $32.7 million of 8-5/8% Debentures, Due 2021. The extinguishment of debt resulted in a charge of $8.4 million ($13 million pre-tax), or five cents per Common share.

 6.      Long-Term Debt

              On March 31, 1998, the Company issued $200 million of 6-1/4% Notes, Due 2008. The net proceeds were used for general corporate purposes.

 7.      Restructuring and Other Nonrecurring Charges

              During 1997, the Company recorded $298.2 million of pre-tax restructuring and other nonrecurring charges. In connection with the restructuring, the home and office products segments will be reducing their workforces by 7%, or 1,125 individuals, primarily production employees. The remaining restructuring liability at March 31, 1998, which relates principally to employee termination costs that will be paid during 1998, was $60.3 million. The remaining net book value of assets to be disposed approximated $24 million. The Company anticipates that the restructuring activities will be substantially completed during 1998.

 8.      Comprehensive Income

              During the first quarter of 1998, the Company adopted FAS Statement No. 130, "Reporting Comprehensive Income" and has elected to report comprehensive income in the condensed consolidated statement of stockholders' equity. Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources and includes net income and other comprehensive income. The components of accumulated other comprehensive income are as follows (In millions):

                                    Foreign       Minimum         Accumulated
                                    Foreign       pension             other
                                    currency      liability      comprehensive
                                    adjustments   adjustment        income
                                    -----------   ----------    ---------------
        Balance December 31, 1996   $(195.9)      $(8.2)              $(204.1)
        Changes in first quarter      (29.6)        -                  (29.6)
                                     -------      -----                -------
        Balance March 31, 1997      $(225.5)      $(8.2)              $(233.7)
                                     =======       =====               =======

        Balance December 31, 1997     $19.9      $(13.0)                 $ 6.9
        Changes in first quarter        9.1         -                      9.1
                                      -----      ------                  -----
        Balance March 31, 1998        $29.0      $(13.0)                 $16.0
                                       ====       =====                   ====

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


 9.      Pending Litigation

         Tobacco Litigation and Indemnification

              On December 22, 1994, the Company sold The American Tobacco Company subsidiary to Brown & Williamson Tobacco Corporation, a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, Brown & Williamson Tobacco Corporation and The American Tobacco Company ("the Indemnitors") agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of The American Tobacco Company.

              The Company is a defendant in numerous actions based upon allegations that human ailments have resulted from tobacco use. Management believes that there are meritorious defenses to the pending actions and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company as long as the Indemnitors continue to fulfill their obligations to indemnify the Company under the aforementioned indemnification agreement.

         Other Litigation

              In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

10.      Environmental

              The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of Fortune Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of March 31, 1998 and the related condensed consolidated statements of income, cash flows and stockholders' equity for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

              We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein) and in our report dated February 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



         1301 Avenue of the Americas              COOPERS & LYBRAND L.L.P.
         New York, New York
         May 13, 1998

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      --------------------------------------

        Results of Operations for the Three Months Ended March 31, 1998
        as Compared to the Three Months Ended March 31, 1997
        -----------------------------------------------------------------------
                                Net Sales                  Operating Income(1)
                          ----------------------           --------------------
                                1998       1997             1998      1997
                              --------   ---------       -------   ---------
                                                (In millions)

Home products               $  342.4   $ 328.7        $ 47.6         $ 44.4
Office products                321.8     290.1          22.6           21.2
                              ------  --------        ------         ------
  Home and office products     664.2     618.8          70.2           65.6

Golf products                  277.0     235.9          37.4           29.1
Distilled spirits              262.3     250.4          34.2           31.2
                            --------  --------        ------         ------
                            $1,203.5  $1,105.1        $141.8         $125.9
                            ========  ========        ======         ======

(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.

CONSOLIDATED
------------

Net sales increased 9% on benefits from new products, line extensions, acquisitions and price increases, partly offset by volume declines, the sale of nonstrategic businesses and lower average foreign exchange rates (primarily the Australian dollar). Operating income increased 13%, principally due to the higher sales, partly offset by higher operating expenses coupled with effects of lower average foreign exchange rates. Excluding effects of translation at lower average foreign exchange rates, net sales and operating income were up 10% and 15%, respectively.

During 1997, the Company recorded $298.2 million of pre-tax restructuring and other nonrecurring charges. (See Notes to Condensed Consolidated Financial Statements, Note 7.) The sale of the home products' door hardware business was completed in the first quarter of 1998. The following restructuring activities are underway: the expansion of the Nogales, Mexico operation to include office products' Swingline stapling production and a significant portion of home products' Master Lock

                        FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

assembly operations, the integration of office products in Europe and Australia, the planned reduction of workforces in the home and office products segments and the rationalization of golf products' operations. The Company anticipates that the restructuring activities will be substantially completed during 1998.

Interest and related expenses decreased 34% reflecting lower average borrowings principally from the use of the proceeds from the Gallaher spin-off, as discussed below.

The lower effective income tax rate of 45.8% for the three-month period ended March 31, 1998, as compared with 49.7% for the same period last year, principally reflected the impact of nondeductible goodwill on the higher pre-tax income for the three-months ended March 31, 1998. In addition, last year's rate reflected tax benefits associated with research and development activities.

Income from continuing operations of $53 million, or 31 cents per Common share, for the three months ended March 31, 1998 compared with $35 million, or 20 cents per share, for the same period last year.

On May 30, 1997, Gallaher Group Plc ("Gallaher"), the Company's international tobacco subsidiary, was spun off ("Gallaher spin-off") and the Company's name was changed from American Brands, Inc. to Fortune Brands, Inc. The consolidated financial statements were restated to present Gallaher as a discontinued operation. (See Note 3.)

Income from discontinued operations for the three months ended
March 31, 1997 represented Gallaher's net income of $101.6 million, or 60 cents per share. (See Note 3.)

The extraordinary items charge in the three months ended March 31, 1998 of $8.4 million ($13 million pre-tax), or five cents per share, resulted from the extinguishment of debt. (See Note 5.)

Net income of $44.6 million, or 26 cents per share, compared with $136.6 million, or 80 cents per share, for the same period last year.

Income from continuing operations and basic and diluted earnings per share of $53 million, and 31 cents and 30 cents, respectively, in the three months ended March 31, 1998 compared with pro forma income from continuing operations and basic and diluted earnings per share of $45.3 million, and

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

27 cents and 26 cents, respectively, in the three months ended March 31, 1997. Pro forma results reflect adjustments to income from continuing operations to include a net cash payment that approximated $1.25 billion, after taxes, that Gallaher made to the Company in connection with the Gallaher spin-off and the assumption that such proceeds were used to purchase 2.5 million Common shares and repay debt as of January 1, 1997. This pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred on January 1, 1997, or which may exist or be obtained in the future.

See Notes 9 and 10 for discussions of pending litigation and environmental matters.

In June 1997, FAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued, to be effective with the 1998 annual financial statements. FAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers and requires financial statement disclosure for prior periods to be restated. The Company is in the process of evaluating the disclosure requirements under this standard.

Home Products
-------------

Net sales increased 4% on an overall volume increase (line extensions and new products, partly offset by volume declines in some existing products), benefit from Moen's acquisition of Creative Specialties (Donner bath accessories) and price increases, partly offset by the absence of Master Lock's door hardware business and Moen's operations in Japan. Operating income increased 7% reflecting the sales increase and slightly improved gross margin (benefits of price and overall volume increases and disposal of lower margin businesses), partly offset by increased operating expenses. The increased operating expenses principally resulted from higher volume-related selling expenses and increased advertising at Moen, partly offset by lower general and administrative expenses.

Office Products
---------------

Net sales increased 11% on benefits from acquisitions and an overall volume increase (new products, partly offset by volume declines in some existing products), partly offset by lower average foreign exchange rates, reduced

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Office Products (Concluded)
---------------

prices and the absence of two nonstrategic businesses sold in 1997. Operating income increased 7% reflecting the sales increase and improved gross margin (principally stabilized raw material costs and other cost reductions primarily in North America), partly offset by increased operating expenses. The increased operating expenses were substantially related to maintaining customer service levels during implementation of the previously announced restructuring activities. Operating income benefited from the acquisitions and was negatively impacted by translation of foreign results at lower average foreign exchange rates.

Golf Products
-------------

Net sales were up 17% on an overall volume increase in golf balls, clubs and gloves (new products and line extensions, partly offset by volume declines in some existing products coupled with discontinued products associated with new product introductions) and price increases, partly offset by lower average foreign exchange rates. Operating income increased 29% reflecting the higher sales, partly offset by higher advertising and promotional expenditures and research and development expenses associated with the support of existing products and the development of new products.

Distilled Spirits
-----------------

Net sales increased 5% on volume and price increases, partly offset by lower foreign exchange rates. The overall volume increase principally reflected higher case shipments in the U.S. (benefits from reduced trade inventories in late
1997) and Canada as well as improved volume in Europe, line extensions and new products. Operating income increased 10% on the sales increase and improved gross margin, (principally price increases and favorable product mix), partly offset by increased operating expenses (principally volume-related selling expenses in the U.S.) Operating results improved in North America and Europe while Australian results declined due to the negative impact of translation at a 14% lower average foreign exchange rate. For the remainder of 1998, more modest growth in operating income is expected.

The merger of Grand Metropolitan PLC and Guinness PLC to create Diageo PLC in late 1997 reflects the trend towards consolidation in the highly competitive global spirits business. The creation of Diageo PLC and the breadth of its portfolio of brands, as well as the continued consolidation of the supplier, distributor and retailer tiers may present pricing and service challenges for distilled spirits producers, as well as opportunities for the most efficient producers.

                       FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used by continuing operating activities of $41.3 million for the three months ended March 31, 1998 compared with net cash used by continuing operating activities of $36 million for the same three-month period last year.

Net cash used by investing activities for the three months ended
March 31, 1998 was $99.8 million, as compared with net cash used of $34.9 million in the same three-month period last year. The increased use of funds in 1998 reflects the acquisition of Apollo Presentation Products and higher capital expenditures ($16 million related to restructuring activities), partly offset by proceeds from a disposed operation.

Net cash provided by financing activities for the three months ended
March 31, 1998 was $258.2 million, as compared with net cash provided of $80.6 million in the same three-month period last year, reflecting higher borrowings and lower dividends paid, partly offset by purchases of Common stock for treasury this year. Pursuant to a systematic share purchase program approved in 1997, 431,100 Common shares were purchased by the Company during the first quarter of 1998. This program is anticipated to be in the range of two million shares per year.

Total debt at March 31, 1998 was $1.4 billion, an increase of $270.3 million from December 31, 1997. The ratio of total debt to total capital increased from 22.2% at December 31, 1997 to 25.8% at March 31, 1998.

During the first quarter of 1998, the Company purchased $66.4 million principal amount of its outstanding debt. (See Note 5.) On March 31, 1998, the Company issued $200 million of 6-1/4% Notes, Due 2008. (See Note 6.)

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

                        FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
           ---------------------------------------------------------


CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of recent acquisitions, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS.
------   -----------------

         (a) Reference is made to Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In addition, the Registrant has been named as a defendant in the proceedings listed under "List of Pending Cases" below:

List of Pending Cases

         Brown v. The American Tobacco Company, et al., Superior Court of Georgia, Richmond County, March 16, 1998;

         Christensen v. Philip Morris Companies Inc., et al., District Court of Clark County, Nevada, April 3, 1998;

         Daniels v. The American Tobacco Company, et al., United States District Court, Southern District of California, April 2, 1998;

         Gelfond v. Fortune Brands, Inc., et al., Supreme Court of New York, New York County, May 1, 1998;

         National Asbestos Workers Medical Fund v. The American Tobacco Company, et al., United States District Court, Eastern District of New York, March 27, 1988; and

         Pennetti v. The American Tobacco Company, et al., Court of Common Pleas of Philadelphia County, Pennsylvania, April 13, 1998.

         (b) Reference is made to Note 9, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a) Exhibits.
             --------

             12. Statement re computation of ratio of earnings to fixed charges.

             15. Letter from Coopers & Lybrand L.L.P. dated May 13, 1998 re unaudited financial information.

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

             Registrant filed a Current Report on Form 8-K, dated February 10, 1998, in respect of Registrant's press release dated February 6, 1998 announcing agreement to acquire Apollo Presentation Products (Items 5 and 7(c)).

             Registrant filed a Current Report on Form 8-K, dated February 20, 1998, in respect of Registrant's press release dated February 17, 1998 announcing Registrant's reaffirmation of its strong growth outlook for 1998 (Items 5 and 7(c)).

             Registrant filed a Current Report on Form 8-K, dated March 2, 1998, in respect of Registrant's press release dated February 27, 1998 announcing completion of purchase of Apollo Presentation Products (Items 5 and 7(c)).

             Registrant filed a Current Report on Form 8-K, dated March 4, 1998, in respect of Registrant's press release dated March 3, 1998 announcing Registrant's reaffirmation of its strong earnings outlook (Items 5 and 7(c)).

             Registrant filed a Current Report on Form 8-K, dated April 1, 1998, in respect of Registrant's sale of $200,000,000 aggregate principal amount of its 6 1/4% Notes Due 2008 (Items 5 and 7(c)).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.  (Concluded)
------   --------------------------------

             Registrant filed a Current Report on Form 8-K, dated April 22, 1998, in respect of Registrant's press release dated April 22, 1998 announcing Registrant's financial results for the three-month period ended March 31, 1998 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      FORTUNE BRANDS, INC.
                                                    ---------------------
                                                           (Registrant)



Date:  May 13, 1998                          By       /s/C. P. Omtvedt
       ------------                                 -------------------------
                                                             C. P. Omtvedt
                                                     Senior Vice President and
                                                      Chief Accounting Officer

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

   15.      Letter from Coopers & Lybrand L.L.P. dated
            May 13, 1998 re unaudited financial information.

   23.      Consent of Counsel, Chadbourne & Parke LLP.

   27.      Financial Data Schedule (Article 5).