Form 10-Q
period 1998-06-30
FORTUNE BRANDS INC
filed 1998-08-13
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                        Commission file number 1-9076
ended June 30, 1998

                              FORTUNE BRANDS, INC.
-------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at July 31, 1998 was 172,792,016 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)


                                                                                     June 30,               December 31,
                                                                                      1998                     1997
                                                                                   ------------             ------------
                                                                                   (Unaudited)


Assets

     Current assets
      Cash and cash equivalents                                                       $   90.1                  $   54.2
      Accounts receivable, net                                                           938.4                     862.0

      Inventories
       Bulk whiskey                                                                      344.8                     338.1
       Other raw materials, supplies and
        work in process                                                                  274.7                     258.7
       Finished products                                                                 414.4                     358.4
                                                                                      --------                  --------
                                                                                       1,033.9                     955.2

      Other current assets                                                               230.9                     224.2
                                                                                      --------                  --------
        Total current assets                                                           2,293.3                   2,095.6

     Property, plant and equipment, net                                                1,030.4                     980.9

     Intangibles resulting from
      business acquisitions, net                                                       3,749.6                   3,674.1

     Other assets                                                                        208.0                     191.9
                                                                                      --------                  --------
        Total assets                                                                  $7,281.3                  $6,942.5
                                                                                      ========                  ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)


                                                                                 June 30,                December 31,
                                                                                   1998                      1997
                                                                               ------------              ------------
                                                                                (Unaudited)


Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                                                        $   70.0                $    36.8
       Commercial paper                                                                 448.4                    191.6
       Accounts payable                                                                 240.9                    254.6
       Accrued taxes                                                                    430.1                    475.2
       Accrued expenses and other liabilities                                           601.2                    634.1
       Current portion of long-term debt                                                209.4                    176.2
                                                                                     --------                 --------
         Total current liabilities                                                    2,000.0                  1,768.5

     Long-term debt                                                                     782.3                    739.1
     Deferred income taxes                                                               42.3                     38.5
     Postretirement and other liabilities                                               378.7                    379.3
                                                                                     --------                 --------
         Total liabilities                                                            3,203.3                  2,925.4
                                                                                     --------                 --------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option                                                   10.8                     11.3
       Common stock, par value $3.125 per
        share, 229.6 shares issued                                                      717.4                    717.4
       Paid-in capital                                                                  145.7                    151.1
       Accumulated other comprehensive income                                             6.0                      6.9
       Retained earnings                                                              5,167.1                  5,129.7
       Treasury stock, at cost                                                       (1,969.0)                (1,999.3)
                                                                                     --------                 --------
         Total stockholders' equity                                                   4,078.0                  4,017.1
                                                                                     --------                 --------
           Total liabilities and
             stockholders' equity                                                    $7,281.3                 $6,942.5
                                                                                     ========                 ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 for the Six Months Ended June 30, 1998 and 1997
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                                       1998                     1997
                                                                                    ----------              ----------


Net sales                                                                               $2,529.7                  $2,340.6

     Cost of products sold                                                               1,286.7                   1,237.2
     Excise taxes on distilled spirits                                                     199.5                     185.8
     Advertising, selling, general and
       administrative expenses                                                             701.3                     641.4
     Amortization of intangibles                                                            53.2                      51.9
     Restructuring charges                                                                     -                      55.8
     Interest and related expenses                                                          50.4                      68.7
     Other (income) expenses, net                                                            1.1                       2.8
                                                                                        --------                  --------
Income from continuing operations
     before income taxes                                                                   237.5                      97.0

     Income taxes                                                                           96.6                      57.7
                                                                                        --------                  --------
Income from continuing operations                                                          140.9                      39.3

Income from discontinued operations                                                            -                      65.1

Extraordinary items                                                                        (30.5)                        -
                                                                                        --------                  --------
Net income                                                                              $  110.4                   $ 104.4
                                                                                        ========                  ========

Earnings per Common share
     Basic
         Income from continuing operations                                                 $ .81                      $.23
         Income from discontinued operations                                                   -                       .38
         Extraordinary items                                                                (.18)                        -
                                                                                           -----                      ----
         Net income                                                                        $ .63                      $.61
                                                                                           =====                      ====
     Diluted
         Income from continuing operations                                                 $ .80                      $.22
         Income from discontinued operations                                                   -                       .38
         Extraordinary items                                                                (.18)                        -
                                                                                           -----                      ----
         Net income                                                                        $ .62                      $.60
                                                                                           =====                      ====
Dividends paid per Common share                                                             $.42                     $1.00
                                                                                            ====                     =====
Average number of Common shares outstanding
     Basic                                                                                 172.6                     171.7
                                                                                           =====                     =====
     Diluted                                                                               177.2                     173.1
                                                                                           =====                     =====



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Three Months Ended June 30, 1998 and 1997
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                                           1998                    1997
                                                                                         ----------             ----------


Net sales                                                                                 $1,326.2               $1,235.5

     Cost of products sold                                                                   668.0                  662.7
     Excise taxes on distilled spirits                                                       112.4                  103.8
     Advertising, selling, general and
       administrative expenses                                                               354.8                  328.4
     Amortization of intangibles                                                              26.9                   25.9
     Restructuring charges                                                                       -                   55.8
     Interest and related expenses                                                            25.3                   30.8
     Other (income) expenses, net                                                             (1.0)                   0.7
                                                                                          --------               --------
Income from continuing operations
     before income taxes                                                                     139.8                   27.4

     Income taxes                                                                             51.9                   23.1
                                                                                          --------               --------
Income from continuing operations                                                             87.9                    4.3

Loss from discontinued operations                                                                -                  (36.5)

Extraordinary items                                                                          (22.1)                     -
                                                                                          --------               --------
Net income (loss)                                                                           $ 65.8                $ (32.2)
                                                                                          ========               ========

Earnings per Common share
     Basic
         Income from continuing operations                                                  $ .50                   $ .03
         Loss from discontinued operations                                                      -                    (.22)
         Extraordinary items                                                                 (.13)                      -
                                                                                            -----                   -----
         Net income (loss)                                                                  $ .37                   $(.19)
                                                                                            =====                   =====
     Diluted
         Income from continuing operations                                                  $ .50                   $ .02
         Loss from discontinued operations                                                      -                    (.20)
         Extraordinary items                                                                 (.13)                      -
                                                                                            -----                   -----
         Net income (loss)                                                                  $ .37                   $(.18)
                                                                                            =====                   =====
Dividends paid per Common share                                                              $.21                    $.50
                                                                                             ====                    ====
Average number of Common shares outstanding
     Basic                                                                                  172.9                   172.0
                                                                                            =====                   =====
     Diluted                                                                                177.3                   173.4
                                                                                            =====                   =====



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the Six Months Ended June 30, 1998 and 1997
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)

                                                                                            1998                 1997
                                                                                          ---------            ---------


Operating activities
   Net income                                                                           $ 110.4               $ 104.4
   Restructuring charges                                                                      -                  55.8
   Income from discontinued operations                                                        -                 (65.1)
   Extraordinary items                                                                     30.5                     -
   Depreciation and amortization                                                          124.2                 123.2
   (Increase) decrease in accounts receivable                                             (58.8)                 16.9
   Increase in inventories                                                                (56.9)                 (9.3)
   Decrease in accounts payable, accrued
     expenses and other liabilities                                                       (83.9)                (69.4)
   Decrease in accrued taxes                                                              (18.7)                (20.9)
   Other operating activities, net                                                        (15.9)                (25.4)
                                                                                         ------              --------
     Net cash provided from continuing
       operating activities                                                                30.9                 110.2
                                                                                         ------              --------
Investing activities
   Additions to property, plant and equipment                                            (110.3)                (74.5)
   Acquisitions, net of cash acquired                                                    (172.8)                    -
   Proceeds from disposition of operations                                                 16.0                     -
   Other investing activities, net                                                          3.5                   0.2
                                                                                         ------              --------
     Net cash used by investing activities                                               (263.6)                (74.3)
                                                                                         ------              --------
Financing activities
   Increase (decrease) in short-term debt, net                                            291.6                (690.5)
   Issuance of long-term debt                                                             417.4                     -
   Repayment of long-term debt                                                           (340.4)               (601.0)
   Dividends to stockholders                                                              (73.0)               (172.5)
   Cash purchases of Common stock for treasury                                            (34.9)                (55.0)
   Other financing activities, net                                                          9.2                  72.9
                                                                                         ------              --------
     Net cash provided (used) by financing activities                                     269.9              (1,446.1)
                                                                                         ------              --------
Effect of foreign exchange rate changes on cash                                            (1.3)                 (2.3)
                                                                                         ------              --------
Cash provided by discontinued operations                                                      -               1,535.1
                                                                                         ------              --------

     Net increase in cash and cash equivalents                                             35.9                 122.6

Cash and cash equivalents at beginning of period                                           54.2                  34.9
                                                                                         ------              --------
Cash and cash equivalents at end of period                                               $ 90.1               $ 157.5
                                                                                         ======              ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the Six Months Ended June 30, 1998 and 1997
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)




                                          $2.67                              Accumulated
                                    Convertible                                    other                       Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained         stock,
                                          stock      stock      capital           income        earnings        at cost        Total
====================================================================================================================================


Balance at December 31, 1996             $12.9      $717.4       $166.5         $(204.1)       $5,025.4      $(2,042.1)    $3,676.0

Comprehensive income
    Net income                               -           -            -               -           104.4              -        104.4
    Changes during the period                -           -            -           (24.3)              -              -        (24.3)
                                                                                 ------         -------                     -------
Total comprehensive income                   -           -            -           (24.3)          104.4              -         80.1
                                                                                 ------         -------                     -------
Cash dividends                               -           -            -               -          (172.5)             -       (172.5)
Purchases                                    -           -            -               -               -          (68.8)       (68.8)
Conversion of preferred stock and
    delivery of stock plan shares         (0.7)          -        (2.7)               -               -           82.4         79.0
Gallaher spin-off                            -           -           -            260.7           249.2              -        509.9
                                         -----      ------      -------         -------        --------      ---------     --------
Balance at June 30, 1997                 $12.2      $717.4      $163.8           $ 32.3        $5,206.5      $(2,028.5)    $4,103.7
                                         =====      ======      =======         =======       =========      =========     ========




Balance at December 31, 1997             $11.3      $717.4      $151.1            $ 6.9        $5,129.7      $(1,999.3)    $4,017.1

Comprehensive income
    Net income                               -           -           -                -           110.4              -        110.4
    Changes during the period                -           -           -             (0.9)              -              -         (0.9)
                                                                                  -----        --------                    --------
Total comprehensive income                   -           -           -             (0.9)          110.4              -        109.5
                                                                                  -----        --------                    --------
Cash dividends                               -           -           -                -           (73.0)             -        (73.0)
Purchases                                    -           -           -                -               -          (35.7)       (35.7)
Conversion of preferred stock and
    delivery of stock plan shares         (0.5)          -        (5.4)               -               -           66.0         60.1
                                         -----      ------      ------            -----        --------      ---------     --------
Balance at June 30, 1998                 $10.8      $717.4      $145.7            $ 6.0        $5,167.1      $(1,969.0)    $4,078.0
                                         =====      ======      ======            =====        ========      =========     ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      Principles of Consolidation

              The condensed consolidated balance sheet as of June 30, 1998, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the related condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of restructuring and other nonrecurring charges and normal recurring items. Interim results may not be indicative of results for a full year.

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

 2.      Acquisitions

              On June 12, 1998, the Company's home products subsidiary acquired Schrock Cabinet Company for an aggregate cost of approximately
         $107.5 million.

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

              These operations have been included in consolidated results from the dates of acquisition. Had operations of the acquisitions made in 1997 been consolidated from January 1, 1996, and the acquisitions made in 1998 been consolidated from January 1, 1997, they would not have materially affected results.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Acquisitions (Concluded)

              On July 22, 1998, the Company announced that its distilled spirits subsidiary entered into a definitive agreement to purchase the Geyser Peak wine business and certain related vineyard property for an aggregate cost of approximately $100 million.

3.       Discontinued Operations

              On May 30, 1997, Gallaher Group Plc ("Gallaher"), the Company's international tobacco subsidiary, was spun off and the Company's name was changed from American Brands, Inc. to Fortune Brands, Inc. As a result, the Company's stockholders owned shares in two publicly-traded companies -- Fortune Brands, Inc. and Gallaher.

              To allocate the overall debt burden of the Company at the time of the spin-off, Gallaher borrowed and paid to the Company an amount that approximated $1.25 billion, after taxes. The Company used the proceeds to pay down debt.

              Also, in connection with the spin-off, Gallaher and Gallaher Limited agreed to indemnify the Company against claims arising from smoking and health and fire safe cigarette matters relating to the tobacco business of Gallaher and its subsidiaries.

              The condensed consolidated financial statements were reclassified to identify Gallaher's international tobacco operations as discontinued operations. Summarized results of operations for the international tobacco operations, net of allocation of interest expense based on the ratio of Gallaher's net assets to consolidated net assets of the Company, are as follows:

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       Discontinued Operations (Concluded)


                                                     Six Months Ended         Three Months Ended
                                                      June 30, 1997*            June 30, 1997*
                                                    ------------------        ------------------
                                                                   (In millions,
                                                            except per share amounts)


                  Net sales                             $2,575.0                   $835.2
                                                        ========                   ======

                  Income before taxes                     $186.4                   $ 33.7
                  Spin-off expense                         (67.1)                   (67.1)
                  Income taxes                             (54.2)                    (3.1)
                                                          ------                   ------
                  Income (loss) from
                    discontinued operations               $ 65.1                   $(36.5)
                                                          ======                   ======

                  Earnings (loss) per Common share
                         Basic                              $.38                    $(.22)
                                                            ====                    =====
                         Diluted                            $.38                    $(.20)
                                                            ====                    =====


              * Includes results through May 30, 1997; five months in the six months ended June 30, 1997 and two months in the three months ended June 30, 1997.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Earnings Per Share (Concluded)

         The computation of basic and diluted earnings per Common share for "Income from continuing operations" is as follows:


                                                                             Six Months Ended                   Three Months Ended
                                                                                 June 30,                            June 30,
                                                                             -----------------                  ------------------
                                                                             1998         1997                  1998          1997
                                                                             ----         ----                  ----          ----
                                                                                 (In millions, except per share amounts)


         Income from continuing operations                                   $140.9        $39.3                 $87.9          $4.3
             Less:  Preferred stock dividends                                   0.4          0.5                   0.2           0.2
                                                                             ------        -----                 -----          ----
         Income available to Common
             stockholders - basic                                             140.5         38.8                  87.7           4.1
         Convertible Preferred stock
             dividend requirements                                              0.4            -                   0.2             -
                                                                             ------        -----                 -----          ----
         Income available to Common
             stockholders - diluted                                          $140.9        $38.8                 $87.9          $4.1
                                                                             ======        =====                 =====          ====

         Weighted average number of
             Common shares outstanding - basic                                172.6        171.7                 172.9         172.0
         Conversion of Convertible
             Preferred stock                                                    2.2            -                   2.2             -
         Exercise of stock options                                              2.4          1.4                   2.2           1.4
                                                                              -----        -----                 -----         -----
         Weighted average number of Common
              shares outstanding - diluted                                    177.2        173.1                 177.3         173.4
                                                                              =====        =====                 =====         =====

         Earnings per Common share
              Basic                                                            $.81         $.23                  $.50         $.03
                                                                               ====         ====                  ====         ====
              Diluted                                                          $.80         $.22                  $.50         $.02
                                                                               ====         ====                  ====         ====


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 5.      Extraordinary Items

         During the six-month period ended June 30, 1998, the Company purchased the following principal amounts of its outstanding debt: $31.4 million of 7-1/2% Notes, Due 1999, $50.4 million of 8-1/2% Notes, Due 2003,
         $10.5 million of 9% Notes, Due 1999 and $32.7 million of 8-5/8% Debentures, Due 2021, and the Company also redeemed the outstanding
         $50.1 million of 12-1/2% Sterling Loan Stock, Due 2009. The extinguishment of debt resulted in a charge of $30.5 million ($46.9 million pre-tax), or 18 cents per Common share for the six months ended June 30, 1998 and a charge of $22.1 million ($33.9 million pre-tax), or 13 cents per Common share for the three months ended June 30, 1998.

6.       Long-Term Debt

              On June 30, 1998, the Company issued $200 million of 6-5/8% Debentures, Due 2028. On March 31, 1998, the Company issued $200 million of 6-1/4% Notes, Due 2008. The net proceeds were used for general corporate purposes.

7.       Restructuring and Other Nonrecurring Charges

              During the three-month and six-month periods ended June 30, 1997, the Company recorded pre-tax restructuring and other nonrecurring charges of $89.3 million as follows:


                                                                                             Nonrecurring
                                                                                             Cost of Sales
                                                            Restructuring                       Charges                     Total
                                                            -------------                       ------                      -----
                                                                          (In millions, except per share amounts)

         Home products                                            $ 9.1                      $ 8.3                            $17.4
         Office products                                           23.4                        0.1                             23.5
                                                                  -----                      -----                            -----
            Home and office products                               32.5                        8.4                             40.9
         Distilled spirits                                         23.3                       25.1                             48.4
                                                                  -----                      -----                            -----
                                                                  $55.8                      $33.5                             89.3
                                                                  =====                      =====
         Income tax benefit                                                                                                    23.9
                                                                                                                              -----
         Net charge                                                                                                           $65.4
                                                                                                                              =====
         Charge per Common share
           Basic                                                                                                               $.38
                                                                                                                               ====
           Diluted                                                                                                             $.38
                                                                                                                               ====


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Restructuring and Other Nonrecurring Charges (Concluded)

         Home products include charges related to the disposition of certain product lines and the rationalization of operations.

         Office products include charges related to the rationalization of operations, the discontinuance of certain product lines and lease cancellation costs, partly offset by a $12.6 million pre-tax gain on the sale of nonstrategic businesses.

         Distilled spirits include charges related to a change in estimate for bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business, international distribution and lease agreements and the discontinuance of certain product lines.

         The rationalization of operations referred to above includes the closure of certain manufacturing facilities, the consolidation of certain selling facilities and the sale or disposal of certain facilities.

         The Company recorded an aggregate of $298.2 million of pre-tax restructuring and other nonrecurring charges in 1997. In connection with the restructuring, the home and office products segments will be reducing their workforces by 7%, or 1,125 individuals, primarily production employees. As of June 30, 1998 approximately 300 positions were eliminated. The remaining restructuring liability at June 30, 1998, which relates principally to employee termination costs that will be paid during 1998, was $47.6 million. The remaining net book value of assets to be disposed approximated $24 million. The Company anticipates that the restructuring activities will be substantially completed during 1998.

 8.      Comprehensive Income

         During the first quarter of 1998, the Company adopted FAS Statement No. 130, "Reporting Comprehensive Income" and has elected to report comprehensive income in the condensed consolidated statement of stockholders' equity. Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources and includes net income and other comprehensive income. The components of accumulated other comprehensive income are as follows:

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 8.      Comprehensive Income (Concluded)


                                                         Foreign                     Minimum                    Accumulated
                                                        currency                 pension liability                 other
                                                       adjustments                  adjustment              comprehensive income
                                                       -----------                  ----------              --------------------
                                                                                  (In millions)

        Balance December 31, 1996                         $(195.9)                     $(8.2)                      $(204.1)
        Changes in six months                               (24.3)                         -                         (24.3)
        Gallaher spin-off                                   260.7                          -                         260.7
                                                          -------                      -----                       -------
        Balance June 30, 1997                              $ 40.5                      $(8.2)                      $  32.3
                                                          =======                      =====                       =======

        Balance December 31, 1997                           $19.9                     $(13.0)                        $ 6.9
        Changes in six months                                (0.9)                         -                          (0.9)
                                                            -----                      ------                        -----
        Balance June 30, 1998                               $19.0                     $(13.0)                        $ 6.0
                                                            =====                     ======                         =====


         For the three-month periods ended June 30, 1998 and 1997, total comprehensive income was $55.8 million and a loss of $26.9 million, respectively.

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

         The Company is a defendant in numerous actions based upon allegations that human ailments have resulted from tobacco use. Management believes that there are meritorious defenses to the pending actions and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of thepending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company as long as the Indemnitors continue to fulfill their obligations to indemnify the Company under the aforementioned indemnification agreement.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of Fortune Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of June 30, 1998, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




         1301 Avenue of the Americas             PricewaterhouseCoopers LLP
         New York, New York
         August 12, 1998

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------                  AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

    Results of Operations for the Six Months Ended June 30, 1998 as Compared
                      to the Six Months Ended June 30, 1997
   -------------------------------------------------------------------------

                                                              Net Sales                                Operating Income(1)
                                                        ---------------------              ----------------------------------------
                                                        1998             1997              1998            1997              1997(2)
                                                        -----            ----              -----           ----              -------
                                                                                       (In millions)

Home products                                         $  709.5          $  664.2           $ 95.8            $ 71.4          $ 88.8
Office products                                          640.2             575.5             37.3               9.6             33.1
                                                      --------          --------           ------            ------          ------
  Home and office products                             1,349.7           1,239.7            133.1              81.0           121.9
Golf products                                            605.4             541.3            101.8              90.7            90.7
Distilled spirits                                        574.6             559.6             89.2              34.1            82.5
                                                      --------          --------           ------            ------          ------
                                                      $2,529.7          $2,340.6           $324.1            $205.8          $295.1
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

CONSOLIDATED
------------

 Net sales increased 8% on benefits from new products, line extensions, acquisitions and price increases, partly offset by volume declines in some existing products, the sale of nonstrategic businesses and lower average foreign exchange rates (primarily the Australian dollar). Operating income increased 57% principally due to last year's $89.3 million of restructuring and other nonrecurring charges in distilled spirits, office products and home products. (See Note 7 in the Notes to Condensed Consolidated Financial Statements.) Operating income excluding these charges increased 10%, principally due to the higher sales, partly offset by higher operating expenses coupled with effects of lower average foreign exchange rates. Excluding these charges and the effects of translation at lower average foreign exchange rates, net sales and operating income were up 9% and 12%, respectively.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

During 1997, the Company recorded an aggregate of $298.2 million of pre-tax restructuring and other nonrecurring charges. (See Note 7.) The following restructuring activities are underway: the expansion of the Nogales, Mexico operation to include office products' Swingline stapling production and a significant portion of home products' Master Lock assembly operations, the integration of office products in Europe and Australia and the planned reduction of workforces in the home and office products segments. The Company anticipates that the remaining restructuring activities will be substantially completed during 1998.

Interest and related expenses decreased 27% reflecting lower average borrowings principally from the use of the proceeds from the Gallaher spin-off, as discussed below.

The effective income tax rate comparisons for the six-month periods ended June 30, 1998 and 1997 were distorted by the 1997 restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates were 40.7% and 43.8%, respectively. The lower effective tax rate this year principally reflected the reduced impact of nondeductible goodwill on higher pre-tax income as well as lower state taxes.

Income from continuing operations of $140.9 million, or 81 cents per Common share, for the six months ended June 30, 1998 compared with $39.3 million, or 23 cents per share, for the same period last year. The increase was principally due to last year's $65.4 million in net restructuring and other nonrecurring charges. Excluding these charges, income from continuing operations of $140.9 million, was up $36.2 million, or 35%.

On May 30, 1997, Gallaher Group Plc ("Gallaher"), the Company's international tobacco subsidiary, was spun off ("Gallaher spin-off") and the Company's name was changed from American Brands, Inc. to Fortune Brands, Inc. The consolidated financial statements were restated to present Gallaher as a discontinued operation. (See Note 3.)

Income from discontinued operations for the six months ended June 30, 1997 represented Gallaher's net income of $65.1 million, or 38 cents per share. In addition, the 1997 amount included $67.1 million in spin-off expenses. (See Note 3.)

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

The extraordinary items charge in the six months ended June 30, 1998 of $30.5 million ($46.9 million pre-tax), or 18 cents per share, resulted from the extinguishment of debt. (See Note 5.)

Net income of $110.4 million, or 63 cents per share, compared with $104.4 million, or 61 cents per share, for the same period last year.

Income from continuing operations of $140.9 million, and basic and diluted earnings per share of 81 cents and 80 cents, respectively, in the six months ended June 30, 1998 compared with pro forma income from continuing operations of $120.1 million, and basic and diluted earnings per share of 71 cents and 70 cents, respectively, in the six months ended June 30, 1997. Pro forma results reflect adjustments to income from continuing operations to exclude restructuring and other nonrecurring charges and to include a net cash payment that approximated $1.25 billion, after taxes, that Gallaher made to the Company in connection with the Gallaher spin-off and the assumption that such proceeds were used to purchase 2.5 million Common shares and repay debt as of January 1, 1997. This pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred on January 1, 1997, or which may exist or be obtained in the future.

See Notes 9 and 10 for discussions of pending litigation and environmental matters.

In June 1997, FAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued, to be effective with the 1998 annual financial statements. FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers and requires financial statement disclosure for prior periods to be restated. The Company is in the process of evaluating the disclosure requirements under this standard.

In June 1998, FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, to be effective for fiscal quarters beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is in the process of evaluating the effect of adoption on future results and the disclosure requirements under this standard.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Home Products
-------------

Net sales increased 7% on an overall volume increase (line extensions and new products, partly offset by volume declines in some existing products), benefit of acquisitions and price increases, partly offset by the absence of Master Lock's door hardware business and Moen's operations in Japan. Operating income increased 34% principally due to last year's $17.4 million restructuring and other nonrecurring charge related to the disposition of certain product lines and the rationalization of operations. Operating income excluding this charge increased 8% principally reflecting the sales increase, partly offset by higher volume-related selling expenses.

Office Products
---------------

Net sales increased 11% on benefit from acquisitions and an overall volume increase (principally from new products), partly offset by reduced prices, the absence of two nonstrategic businesses sold in 1997 and lower average foreign exchange rates. Operating income increased 289% principally due to last year's $23.5 million restructuring charge related to the rationalization of operations, the discontinuance of certain product lines and lease cancellation costs, partly offset by a pre-tax gain on the sale of nonstrategic businesses. Operating income excluding this charge increased 13% reflecting the sales increase and improved gross margin (principally stabilized raw material costs and other cost reductions primarily in North America), partly offset by increased operating expenses.

The higher operating expenses were substantially related to maintaining customer service levels as restructuring programs are being implemented and higher customer program costs. Operating income benefited from the acquisitions and was negatively impacted by translation of foreign results at lower average foreign exchange rates.

Golf Products
-------------

Net sales were up 12% on an overall volume increase in golf balls, clubs and gloves (new products and line extensions, partly offset by volume declines in some existing products coupled with discontinued products associated with new product introductions) and price increases, partly offset by a volume decline in golf shoes and lower average foreign exchange rates. Operating income increased 12% reflecting the higher sales and improved gross margin, partly offset by higher advertising and promotional

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products (Concluded)
-------------

expenditures and research and development expenses associated with the support of existing products and the development of new products.

The golf club market has been adversely affected this year by lower consumer demand, resulting in a volume decline in the U.S. market in the range of 5-10% and extensive price discounting. Both Titleist and Cobra were affected by the overall weakness in the market for irons, though both achieved solid volume gains in metalwoods and putters. For the second quarter, Titleist golf club sales were up on a favorable product mix and firm pricing. For Cobra, results were more in line with the overall market, and the market softness is significantly impacting Cobra sales and profits. As a result, for the year 1998, depending on evolving market conditions, more modest increases than have been achieved for the first six months are now expected in the golf products segment's sales and operating income.

The United States Golf Association ("USGA") establishes standards for golf equipment used in competitive play in the United States. In the second quarter of 1998, the USGA proposed a new rule with respect to the performance of golf clubs. The Company has reviewed the proposed rule change regarding golf clubs and believes that if the rule is adopted in the form presently proposed, most or all of its products currently marketed and under development will conform to such rule. This rule change could hamper innovation and limit flexibility in producing USGA conforming products. At the present time, it is not possible to determine whether this rule change will have a material effect on the golf club industry and the Company's golf products segment.

In addition, as has been previously discussed in the Company's Annual Report on Form 10-K, the USGA has been considering for several years a plan to change the testing conditions for determining whether a golf ball conforms to the USGA's overall distance standard. At the time that the USGA proposed its new golf club rule, it also indicated an intention to propose a new rule in the fourth quarter with respect to the overall distance standard for golf balls. Until such rule is proposed, the Company cannot determine whether the USGA's actions, if taken, will have an effect on its golf ball business and/or the golf ball industry.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Distilled Spirits
-----------------

Net sales increased 3% on volume and price increases, partly offset by lower foreign exchange rates and the unfavorable comparison to a 1997 domestic bulk sale. The overall volume increase principally reflected higher case shipments in the U.S. (benefits from reduced trade inventories in late 1997) and Canada, line extensions and new products, partly offset by lower volume in Europe. Operating income increased 162% principally due to last year's $48.4 million restructuring and other nonrecurring charge related to a change in estimate for bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business, international distribution and lease agreements and the discontinuation of certain product lines. Operating income excluding this charge increased 8% on the sales increase and improved gross margin, (principally price increases and favorable product mix), partly offset by increased operating expenses (principally volume-related selling expenses in the U.S.). Operating results improved in North America while Australian results declined due to the negative impact of translation at a 16% lower average foreign exchange rate. For the remainder of 1998, more modest growth in operating income is expected.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from continuing operating activities of $30.9 million for the six months ended June 30, 1998 compared with net cash provided by continuing operating activities of $110.2 million for the same six-month period last year.

Net cash used by investing activities for the six months ended June 30, 1998 was $263.6 million, as compared with net cash used of $74.3 million in the same six-month period last year. The increased use of funds in 1998 reflects the acquisitions of Apollo Presentation Products and Schrock Cabinet Company and higher capital expenditures (including $33.6 million related to previously announced 1997 restructuring activities), partly offset by proceeds from a disposed operation.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

Net cash provided by financing activities for the six months ended June 30, 1998 was $269.9 million, as compared with net cash used by financing activities of $1,446.1 million in the same six-month period last year, reflecting the repayment in 1997 of debt using the proceeds provided by Gallaher in conjunction with the spin-off of that company, and lower dividends paid and purchases of Common stock for treasury this year. Pursuant to the systematic share purchase program approved in 1997, 926,100 Common shares were purchased by the Company during the six months ended June 30, 1998.

Total debt at June 30, 1998 was $1.5 billion, an increase of $366.4 million from December 31, 1997. The ratio of total debt to total capital increased from 22.2% at December 31, 1997 to 27% at June 30, 1998.

During the six months ended June 30, 1998, the Company purchased or redeemed $175.1 million principal amount of its outstanding debt. (See Note 5.) On June 30, 1998, the Company issued $200 million of 6-5/8% Debentures, Due 2028. On March 31, 1998, the Company issued $200 million of 6-1/4% Notes, Due 2008. (See
Note 6.)

Management believes that the Company's internally generated funds, together with its access to global credit markets, are more than adequate to meet the Company's capital needs.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

   Results of Operations for the Three Months Ended June 30, 1998 as Compared
                     to the Three Months Ended June 30, 1997
   ---------------------------------------------------------------------------

                                                             Net Sales                                Operating Income(1)
                                                     ------------------------              ----------------------------------------
                                                     1998                1997              1998           1997               1997(2)
                                                     ----                ----              ----           ----               -------
                                                                            (In millions)

Home products                                      $  367.1              $ 335.5           $ 48.2          $ 27.0            $ 44.4
Office products                                       318.4                285.4             14.7           (11.6)             11.9
                                                   --------             --------           ------           ------           ------
  Home and office products                            685.5                620.9             62.9             15.4             56.3
Golf products                                         328.4                305.4             64.4             61.6             61.6
Distilled spirits                                     312.3                309.2             55.0              2.9             51.3
                                                   --------             --------           ------           ------           ------
                                                   $1,326.2             $1,235.5           $182.3           $ 79.9           $169.2
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

CONSOLIDATED
------------

Net sales increased 7% on benefits from new products, line extensions, acquisitions and price increases, partly offset by volume declines in some existing products, the sale of nonstrategic businesses and lower average foreign exchange rates (primarily the Australian dollar). Operating income increased 128% principally due to last year's $89.3 million of restructuring and other nonrecurring charges in distilled spirits, office products and home products. (See Note 7 in the Notes to Condensed Consolidated Financial Statements.) Operating income excluding these charges increased 8%, principally due to the higher sales, partly offset by higher operating expenses coupled with effects of lower average foreign exchange rates. Excluding these charges and the effects of translation at lower average foreign exchange rates, net sales and operating income were up 8% and 10%, respectively.

Interest and related expenses decreased 18% reflecting lower average borrowings principally from the use of the proceeds from the Gallaher spin-off, as discussed below.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

The effective income tax rate comparisons for the three-month periods ended June 30, 1998 and 1997 were distorted by the 1997 restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates were 37.1% and 40.3%, respectively. The lower effective tax rate this year principally reflected the reduced impact of nondeductible goodwill on higher pre-tax income as well as lower state taxes.

Income from continuing operations of $87.9 million, or 50 cents per Common share, for the three months ended June 30, 1998 compared with $4.3 million, or three cents per share, for the same period last year. The increase was principally due to last year's $65.4 million in net restructuring and other nonrecurring charges. Excluding these charges, income from continuing operations of $87.9 million was up $18.2 million, or 26%.

Loss from discontinued operations for the three months ended June 30, 1997 represented Gallaher's net loss of $36.5 million, or 22 cents per share. In addition, the 1997 amount included $67.1 million in spin-off expenses. (See Note 3.)

The extraordinary items charge in the three months ended June 30, 1998 of $22.1 million ($33.9 million pre-tax), or 13 cents per share, resulted from the extinguishment of debt. (See Note 5.)

Net income of $65.8 million, or 37 cents per share, compared with a net loss of $32.2 million, or 19 cents per share, for the same period last year.

Income from continuing operations of $87.9 million, and basic and diluted earnings per share of 50 cents in the three months ended June 30, 1998 compared with pro forma income from continuing operations of $74.8 million, and basic and diluted earnings per share of 44 cents in the three months ended June 30, 1997. Pro forma results reflect adjustments to income from continuing operations to exclude restructuring and other nonrecurring charges and to include a net cash payment that approximated $1.25 billion, after taxes, that Gallaher made to the Company in connection with the Gallaher spin-off and the assumption that such proceeds were used to purchase 2.5 million Common shares and repay debt as of January 1, 1997. This pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred on January 1, 1997, or which may exist or be obtained in the future.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Home Products
-------------

Net sales increased 9% on an overall volume increase (line extensions and new products, partly offset by volume declines in some existing products), benefit of acquisitions and price increases, partly offset by the absence of Master Lock's door hardware division and Moen's operations in Japan. Operating income increased 79% principally due to last year's $17.4 million restructuring and nonrecurring charge as discussed in the section discussing the six month results. Operating income excluding this charge increased 9% principally on the sales increase, partly offset by higher volume-related selling expenses.

Office Products
---------------

Net sales increased 12% on benefit from acquisitions and an overall volume increase (new products and higher volume on existing products), partly offset by the absence of two nonstrategic businesses sold in 1997, reduced prices and lower average foreign exchange rates. Operating income of $14.7 million compared to an operating loss of $11.6 million in 1997 which included the $23.5 million restructuring charge as described in the section discussing the six month results. Operating income excluding this charge increased 24% reflecting the sales increase and improved gross margin (principally stabilized raw material costs and other cost reductions), partly offset by increased operating expenses. The higher operating expenses were related to higher customer program costs and costs related to maintaining customer service levels as restructuring programs are being implemented. Operating income benefited from the acquisitions and was negatively impacted by translation of foreign results at lower average foreign exchange rates.

Golf Products
-------------

Net sales were up 8% on volume increases in golf balls and gloves (principally new products and line extensions) and price increases, partly offset by a volume decline in golf clubs and golf shoes, discontinued products and lower average foreign exchange rates. Operating income increased 5% reflecting the higher sales and improved gross margin, partly offset by higher advertising and promotional expenditures and research and development expenses associated with the support of existing products and the development of new products. See the section on "Golf Products" describing the six month results for additional information on golf clubs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------

Distilled Spirits
-----------------

Net sales increased 1% on volume and price increases, partly offset by lower foreign exchange rates and the unfavorable comparison to a 1997 domestic bulk sale. The overall volume increase principally reflected higher case shipments in the U.S. (benefits from reduced trade inventories in late 1997) and Canada, partly offset by lower volume in Europe. Operating income of $55 million was up $52.1 million principally due to last year's $48.4 million restructuring and other nonrecurring charge as described in the section discussing the six month results. Excluding this charge, operating income increased 7% on the sales increase and improved gross margin (principally price increases and favorable product mix), partly offset by increased operating expenses (principally volume-related selling expenses in the U.S.). Operating results improved in North America while Australian results declined due to the negative impact of translation at an 18% lower average foreign exchange rate and Europe declined due to the reduced volume.

CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather (particularly on the home and golf products groups), expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of recent acquisitions, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.
------   -----------------

          (a) Overview

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Overview".

Individual Cases

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Individual Cases". As of August 12, 1998, there were approximately 112 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants (excluding approximately 28 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 97 such cases as of March 27, 1998. See "Recent Case Developments" below.

Class Actions

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Class Actions". As of August 12, 1998, there were approximately 28 purported smoking and health class actions pending in which Registrant has been named as one of the defendants (including four that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 25 such cases as of March 27, 1998.

Health Care Cost Recovery Actions

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Health Care Cost Recovery Actions".

Recent Case Developments

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Recent Case Developments".

          On June 10, 1998, a jury in a Florida case awarded the estate of a smoker $52,249 for medical expenses, $500,000 to his surviving widow for loss of companionship and $450,000 in punitive damages, in a smoking and health case against Brown and Williamson Tobacco Corporation ("B&W") (as successor by merger to The American Tobacco Company ("ATCO")) (Widdick, described in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases"). Defendant B&W has filed a motion for judgment notwithstanding the verdict or for a new trial. Registrant is not a party to the Widdick litigation. In June of 1998, a Florida appellate court overturned a verdict by a Florida jury that had awarded a former smoker and his spouse $750,000 in a smoking and health case against B&W (as successor by merger to ATCO) (Carter, described in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases"). The court found, among other things, that the action had been time-barred. Plaintiff has moved for rehearing and clarification. Registrant was not a party to the Carter litigation.

          In July of 1998, jury selection began in a Florida action against B&W (individually and as successor by merger to ATCO) and other U.S. tobacco manufacturer defendants brought on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine (Engle, described in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases"). Trial in that action is expected to last several months. Registrant is not a party to the Engle litigation . See also "Proposed Resolution of Certain Regulatory and Litigation Issues" below.

Trial Dates

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Trial Dates". Registrant has been dismissed for lack of personal jurisdiction from one attorney general action scheduled for trial during 1998 (State of Oklahoma, described in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases"). Two purported class actions trials have been postponed and are no longer scheduled for trial in 1998 (Clay; Akamsit, described in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases").

Proposed Resolution of Certain Regulatory and Litigation Issues

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues". The Proposed Resolution failed to be enacted by Congress. There are reports that discussions are currently underway among various state attorneys general and members of the industry to attempt to arrive at a resolution of various outstanding lawsuits against the industry.

State Settlements

          Reference is made to disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Mississippi, Florida and Texas Settlements". It has also been reported that the settling defendants have also settled the health care cost recovery action brought in Minnesota on terms that would have been more favorable to such state than would have been applicable under the Proposed Resolution had it been enacted. In accordance with such settlement, the settling defendants reportedly agreed, among other things, to make an initial payment of approximately $1.8 billion in five annual installments.

          It is not yet known how the more recent state settlement will affect the settlements reached earlier by other states, which entitle them to receive the benefits of more favorable provisions contained in later agreements, or how it will affect discussions in the U.S. Congress regarding legislation affecting tobacco and health.

List of Pending Cases

          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases" and in paragraph (a) of Part II, Item 1, "Legal Proceedings" of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998. In addition to those proceedings previously reported, Registrant has been named as a defendant in the following proceedings:

          Arnett v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 28, 1998;

          Avallone v. The American Tobacco Company, et al., Superior Court of New Jersey, Middlesex County, April 23, 1998;

          Brown-Jones v. The American Tobacco Company, et al., Superior Court of Georgia, Richmond County, January 13, 1998;

          Coyle v. The American Tobacco Company, et al., United States District Court for the Northern District of Nevada, January 26, 1998;

          Gallup, V. v. The American Tobacco Company, et al., United States District Court for the Northern District of Nevada, May 21, 1998;

          Gelfond v. The American Tobacco Company, et al., Supreme Court of New York, New York County, May 1, 1998;

          Kennon v. Brown & Williamson Tobacco Corp., et al., District Court for East Baton Rouge, State of Louisiana, October 3, 1997;

          Landry v. The American Tobacco Company, et al., District Court for East Baton Rouge, State of Louisiana, May 18, 1998;

          Little v. Brown & Williamson Tobacco Corp., et al., Court of Common Pleas, Charleston, South Carolina, May 26, 1998;

          Magnus v. The American Tobacco Company, et al., United States District Court for the Eastern District of New York, May 6, 1998;

          Murphy v. The American Tobacco Company, et al., United States District Court for the District of Nevada, Southern Division, January 6, 1998;

          O'Hara v. The American Tobacco Company, et al., Supreme Court of New York, New York County, February 23, 1998;

          Rivenburgh, M. v. The American Tobacco Company, et al., United States District Court for the Southern District of Nevada, January 6, 1998;

          Simmons v. The American Tobacco Company, et al., Court of Common Pleas for the County of Philadelphia, Pennsylvania, April 1, 1998;

          Sparks v. Brown & Williamson Tobacco Corp., et al., Court of Common Pleas for Trumbull County, Ohio, July 16, 1998;

          Tiscavitch v. American Brands, Inc., et al., Court of Common Pleas for Philadelphia County, Pennsylvania, May 28, 1998;

          Tucker v. The American Tobacco Company, et al., United States District Court for the Northern District of Nevada, January 26, 1998;

          Ulrich, S. v. The American Tobacco Company, et al., United States District Court for the Southern District of Nevada, January 6, 1998; and

          Utah Laborers, et al. v. The American Tobacco Company, et al., United States District Court for the District of Utah, June 4, 1998.

List of Cases Terminated

          With regard to proceedings which have been terminated and not previously reported as such:

          Dunn v. The American Tobacco Company, et al., which was previously pending in the Circuit Court of Delaware County, Indiana, and instituted on May 28, 1993, ended when a final judgment was entered in favor of the defendants, including Registrant, on all counts on March 25, 1998; and

          Gelfond v. Fortune Brands, Inc., et al., which was previously pending in the Supreme Court of New York, New York County, and instituted on October 21, 1997, was dismissed without prejudice on April 15, 1998.

Conclusion

          Registrant's   counsel  have  advised  that  on  the  basis  of  their
investigations generally with respect to suits and claims of this character, Registrant has meritorious defenses to the above-mentioned actions.

          Management believes that there are meritorious defenses to the above-mentioned pending actions and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of Registrant as long as the Indemnitors continue to fulfill their obligations to indemnify Registrant under the aforementioned indemnification agreement (see "Overview" above).

          (b) Reference is made to Note 9, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         (a) The Annual Meeting of Stockholders was held on April 28, 1998.

         (c)(i) Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The four nominees for Class III directors, Mr. John
T. Ludes, Ms. Anne M. Tatlock, Mr. John W. Thompson and Mr. Peter M. Wilson, were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:

         (A) Mr. Ludes: 147,870,850 votes for and 2,623,008 votes withheld;

         (B) Ms. Tatlock: 147,829,327 votes for and 2,664,531 votes withheld;

         (C) Mr. Thompson: 147,817,579 votes for and 2,676,279 votes withheld;

         (D) Mr. Wilson: 147,844,015 votes for and 2,649,843 votes withheld.

         (c)(ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect Coopers & Lybrand L.L.P. independent accountants of Registrant for the year 1998 was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 149,299,039 affirmative votes; 803,476 negative votes; and 391,343 votes abstained.

         (c)(iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement) requesting the elimination of election of directors by classes was defeated by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:
70,733,680 negative votes; 59,742,623 affirmative votes; 2,623,724 votes abstained; and 18,586,094 broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)      Exhibits.
                  --------

                   3(ii)(a)     Amendment to By-laws of Registrant.

                   3(ii)(b) By-laws of Registrant as in effect on the date hereof.

                   10a1. Amendment to Registrant's Non-Employee Director Stock Option Plan constituting Exhibit 10b1 to
                                Registrant's   Quarterly  Report  on
                                Form 10-Q dated August 12, 1997.

                   12. Statement re computation of ratio of earnings to fixed charges.

                   15. Letter from PricewaterhouseCoopers LLP dated August 12, 1998 re unaudited financial information.

                   27.          Financial Data Schedule (Article 5).


          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.


         (b) Reports on Form 8-K.
             -------------------

         Registrant filed a Current Report on Form 8-K, dated April 1, 1998, in respect of Registrant's issuance and sale of $200,000,000 aggregate principal amount of its 6-1/4% Notes Due 2008 in an underwritten public offering (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated April 22, 1998, in respect of Registrant's press release dated April 22, 1998 announcing Registrant's financial results for the three-month period ended March 31, 1998 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated June 3, 1998, in respect of Registrant's press release dated June 3, 1998 announcing that Registrant had entered into a definitive agreement to purchase assets of Schrock Cabinet Company (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated June 15, 1998, in respect of Registrant's press release dated June 12, 1998 announcing that Registrant had completed the purchase of assets of Schrock Cabinet Company (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated July 1, 1998, in respect of Registrant's issuance and sale of $200,000,000 aggregate principal amount of its 6-5/8% Debentures Due 2028 in an underwritten public offering (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated July 24, 1998, in respect of (i) Registrant's press release dated July 22, 1998 announcing that Registrant had entered into a definitive agreement to purchase Geyser Peak Winery and (ii) Registrant's press release dated July 25, 1998 announcing Registrant's financial results for the three-month and six-month periods ended June 30, 1998 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                FORTUNE BRANDS, INC.
                                                --------------------
                                                    (Registrant)


Date:  August 12, 1998                           By  /s/  C. P. Omtvedt
       ---------------                           -----------------------
                                                 C. P. Omtvedt
                                                 Senior Vice President and
                                                 Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


                                                           Sequentially
Exhibit                                                    Numbered Page
-------                                                    -------------


3(ii)(a)     Amendment to By-laws of Registrant.

3(ii)(b) By-laws of Registrant as in effect on the date hereof.

10a1.        Amendment to Registrant's Non-Employee Director
             Stock Option Plan constituting Exhibit 10b1 to
             Registrant's Quarterly Report on Form 10-Q dated
             August 12, 1997.

12. Statement re computation of ratio of earnings to fixed charges.

15.          Letter from  PricewaterhouseCoopers  LLP dated
             August 12, 1998 re unaudited financial information.

27.          Financial Data Schedule (Article 5).