Form 10-Q
period 1998-09-30
FORTUNE BRANDS INC
filed 1998-11-12
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended September 30, 1998

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at October 30, 1998 was 171,008,796 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                               September 30,       December 31,
                                                   1998                1997
                                               ------------        ------------
                                               (Unaudited)

Assets

     Current assets
      Cash and cash equivalents                 $   74.2            $   54.2
      Accounts receivable, net                     879.8               862.0

      Inventories
       Bulk whiskey                                345.1               338.1
       Other raw materials, supplies and
        work in process                            279.8               258.7
       Finished products                           430.3               358.4
                                                --------            --------
                                                 1,055.2               955.2

      Other current assets                         239.9               224.2
                                                --------            --------
        Total current assets                     2,249.1             2,095.6

     Property, plant and equipment, net          1,081.5               980.9

     Intangibles resulting from
      business acquisitions, net                 3,796.2             3,674.1

     Other assets                                  225.7               191.9
                                                --------            --------
        Total assets                            $7,352.5            $6,942.5
                                                ========            ========

















            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                                 September 30,     December 31,
                                                     1998              1997
                                                 ------------      ------------
                                                 (Unaudited)

Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                     $   68.4          $   36.8
       Commercial paper                              295.0             191.6
       Accounts payable                              239.3             254.6
       Accrued taxes                                 458.0             475.2
       Accrued expenses and other liabilities        684.6             634.1
       Current portion of long-term debt             184.3             176.2
                                                  --------          --------
         Total current liabilities                 1,929.6           1,768.5

     Long-term debt                                  975.5             739.1
     Deferred income taxes                            45.7              38.5
     Postretirement and other liabilities            376.7             379.3
                                                  --------          --------
         Total liabilities                         3,327.5           2,925.4
                                                  --------          --------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option                10.7              11.3
       Common stock, par value $3.125 per
        share, 229.6 shares issued                   717.4             717.4
       Paid-in capital                               143.7             151.1
       Accumulated other comprehensive income         16.0               6.9
       Retained earnings                           5,149.4           5,129.7
       Treasury stock, at cost                    (2,012.2)         (1,999.3)
                                                  --------          --------
         Total stockholders' equity                4,025.0           4,017.1
                                                  --------          --------
           Total liabilities and
             stockholders' equity                 $7,352.5          $6,942.5
                                                  ========          ========















            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Nine Months Ended September 30, 1998 and 1997
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                   1998                 1997
                                                 --------             --------

Net sales                                        $3,830.0            $3,526.1

     Cost of products sold                        1,967.7             1,869.2
     Excise taxes on spirits and wine               307.0               286.7
     Advertising, selling, general and
       administrative expenses                    1,047.6               959.9
     Amortization of intangibles                     80.5                77.9
     Restructuring charges                              -                74.2
     Interest and related expenses                   76.6                92.7
     Other (income) expenses, net                     3.7                 7.5
                                                 --------            --------
Income from continuing operations
     before income taxes                            346.9               158.0

     Income taxes                                   149.2                90.7
                                                 --------            --------
Income from continuing operations                   197.7                67.3

Income from discontinued operations                     -                65.1

Extraordinary items                                 (30.5)                  -
                                                 --------            --------
Net income                                       $  167.2             $ 132.4
                                                 ========            ========

Earnings per Common share
     Basic
         Income from continuing operations          $1.14                $.39
         Income from discontinued operations            -                 .38
         Extraordinary items                         (.18)                  -
                                                    -----                ----
         Net income                                 $ .96                $.77
                                                    =====                ====
     Diluted
         Income from continuing operations          $1.12                $.38
         Income from discontinued operations            -                 .38
         Extraordinary items                         (.18)                  -
                                                    -----                ----
         Net income                                 $ .94                $.76
                                                    =====                ====
Dividends paid per Common share                      $.63               $1.20
                                                     ====               =====
Average number of Common shares outstanding
     Basic                                          172.5               171.6
                                                    =====               =====
     Diluted                                        176.8               175.2
                                                    =====               =====


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended September 30, 1998 and 1997
             ------------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                       1998            1997
                                                    ----------      ----------


Net sales                                             $1,300.3        $1,185.5

     Cost of products sold                               681.0           632.0
     Excise taxes on spirits and wine                    107.5           100.9
     Advertising, selling, general and
       administrative expenses                           346.3           318.5
     Amortization of intangibles                          27.3            26.0
     Restructuring charges                                   -            18.4
     Interest and related expenses                        26.2            24.0
     Other (income) expenses, net                          2.6             4.7
                                                      --------        --------
Income  before income taxes                              109.4            61.0
     Income taxes                                         52.6            33.0
                                                      --------        --------
Net income                                            $   56.8          $ 28.0
                                                      ========        ========

Earnings per Common share
     Basic                                                $.33            $.16
                                                          ====            ====
     Diluted                                              $.32            $.16
                                                          ====            ====
Dividends paid per Common share                           $.21            $.20
                                                          ====            ====
Average number of Common shares outstanding
     Basic                                               172.3           171.3
                                                         =====           =====
     Diluted                                             175.9           175.7
                                                         =====           =====


















            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Nine Months Ended September 30, 1998 and 1997
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                           1998         1997
                                                         ---------    ---------

Operating activities
   Net income                                              $ 167.2      $ 132.4
   Restructuring charges                                         -         74.2
   Income from discontinued operations                           -        (65.1)
   Extraordinary items                                        30.5            -
   Depreciation and amortization                             186.5        183.9
   Decrease in accounts receivable                             1.9         35.0
   (Increase) decrease in inventories                        (61.4)        40.3
   Decrease in accounts payable, accrued
     expenses and other liabilities                          (47.7)       (82.4)
   Increase(decrease) in accrued taxes                         1.6        (57.1)
   Other operating activities, net                           (30.3)       (33.2)
                                                            ------     --------
     Net cash provided from continuing
       operating activities                                  248.3        228.0
                                                            ------     --------
Investing activities
   Additions to property, plant and equipment               (169.9)      (111.2)
   Acquisitions, net of cash acquired                       (270.4)       (44.6)
   Proceeds from disposition of operations                    17.0         48.0
   Other investing activities, net                             0.6          3.6
                                                            ------     --------
     Net cash used by investing activities                  (422.7)      (104.2)
                                                            ------     --------
Financing activities
   Increase (decrease) in short-term debt, net               136.4       (626.4)
   Issuance of long-term debt                                617.5         18.3
   Repayment of long-term debt                              (374.8)      (654.5)
   Dividends to stockholders                                (109.3)      (207.1)
   Cash purchases of Common stock for treasury               (84.3)       (79.6)
   Other financing activities, net                            12.6         83.3
                                                            ------     --------
     Net cash provided (used) by financing activities        198.1     (1,466.0)
                                                            ------     --------
Effect of foreign exchange rate changes on cash               (3.7)        (7.0)
                                                            ------     --------
Cash provided by discontinued operations                         -      1,380.7
                                                            ------     --------

     Net increase in cash and cash equivalents                20.0         31.5

Cash and cash equivalents at beginning of period              54.2         34.9
                                                            ------     --------
Cash and cash equivalents at end of period                  $ 74.2       $ 66.4
                                                            ======     ========





            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the Nine Months Ended September 30, 1998 and 1997
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)

                                          $2.67                              Accumulated
                                    Convertible                                    other                       Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained         stock,
                                          stock      stock      capital           income        earnings        at cost        Total
====================================================================================================================================
Balance at December 31, 1996             $12.9     $717.4       $166.5          $(204.1)       $5,025.4      $(2,042.1)    $3,676.0

Comprehensive income
    Net income                               -          -            -                -           132.4              -        132.4
    Changes during the period                -          -            -            (56.0)              -              -        (56.0)
                                         -----     ------       ------          -------        --------      ---------     --------

Total comprehensive income                   -          -            -            (56.0)          132.4              -         76.4
                                         -----     ------       ------          -------        --------      ---------     --------
Dividends                                    -          -            -                -          (243.3)             -       (243.3)
Purchases                                    -          -            -                -               -          (75.6)       (75.6)
Conversion of preferred stock and
    delivery of stock plan shares         (1.4)         -         (8.8)               -               -          102.0         91.8
Gallaher spin-off                            -          -            -            260.7           249.2              -        509.9
                                         -----     ------       ------          -------        --------      ---------     --------
Balance at September 30, 1997            $11.5     $717.4       $157.7            $ 0.6        $5,163.7      $(2,015.7)    $4,035.2
                                         =====     ======       ======          =======        ========      =========     ========




Balance at December 31, 1997             $11.3     $717.4       $151.1            $ 6.9        $5,129.7      $(1,999.3)    $4,017.1

Comprehensive income
    Net income                               -          -            -                -           167.2              -        167.2
    Changes during the period                -          -            -              9.1               -              -          9.1
                                         -----     ------       ------            -----        --------      ---------     --------
Total comprehensive income                   -          -            -              9.1           167.2              -        176.3
                                         -----     ------       ------            -----        --------      ---------     --------
Dividends                                    -          -            -                -          (147.5)             -       (147.5)
Purchases                                    -          -            -                -               -          (84.1)       (84.1)
Conversion of preferred stock and
    delivery of stock plan shares         (0.6)         -         (7.4)               -               -           71.2         63.2
                                         -----     ------       ------            -----        --------      ---------     --------
Balance at September 30, 1998            $10.7     $717.4       $143.7            $16.0        $5,149.4      $(2,012.2)    $4,025.0
                                         =====     ======       ======            =====        ========      =========     ========

















            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      Principles of Consolidation

              The condensed consolidated balance sheet as of September 30, 1998, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the related condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of restructuring and other nonrecurring charges in 1997 and normal recurring items. Interim results may not be indicative of results for a full year.

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

 2.      Acquisitions

              On August 26, 1998, the Company's spirits and wine subsidiary acquired the business of Geyser Peak Winery and certain related vineyard property for an aggregate cost of approximately $96 million.

              On June 12, 1998, the Company's home products subsidiary acquired Schrock Cabinet Company for an aggregate cost of approximately
         $110 million.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

 2.      Acquisitions (Concluded)

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

 3.      Discontinued Operations (Concluded)

                                                        Nine Months Ended
                                                       September 30, 1997*
                                                       ------------------
                                                          (In millions,
                                                    except per share amounts)

                  Net sales                                 $2,575.0
                                                            ========

                  Income before taxes                         $186.4
                  Spin-off expenses                            (67.1)
                  Income taxes                                 (54.2)
                                                              ------
                  Income from
                    discontinued operations                   $ 65.1
                                                              ======

                  Earnings per Common share
                         Basic                                  $.38
                                                                ====
                         Diluted                                $.38
                                                                ====

              *  Includes results through May 30, 1997.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

 4.      Earnings Per Share (Concluded)

               The computation of basic and diluted earnings per Common share for "Income from continuing operations" is as follows:

                                                                               Nine Months Ended              Three Months Ended
                                                                                 September 30,                   September 30,
                                                                               ----------------               ------------------
                                                                               1998         1997              1998          1997
                                                                               ----         ----              ----          ----
                                                                                    (In millions, except per share amounts)
         Income from continuing operations                                   $197.7         $67.3            $56.8          $28.0
             Less:  Preferred stock dividends                                   0.7           0.8              0.3            0.2
                                                                             ------         -----            -----          -----
         Income available to Common
             stockholders - basic                                             197.0          66.5             56.5           27.8
         Convertible Preferred stock
             dividend requirements                                              0.7           0.8              0.3            0.2
                                                                             ------         -----            -----          -----
         Income available to Common
             stockholders - diluted                                          $197.7         $67.3            $56.8          $28.0
                                                                             ======         =====            =====          =====

         Weighted average number of Common
             shares outstanding - basic                                       172.5         171.6            172.3          171.3
         Conversion of Convertible
             Preferred stock                                                    2.2           2.0              2.2            2.5
         Exercise of stock options                                              2.1           1.6              1.4            1.9
                                                                              -----         -----            -----          -----
         Weighted average number of Common
              shares outstanding - diluted                                    176.8         175.2            175.9          175.7
                                                                              =====         =====            =====          =====

         Earnings per Common share
              Basic                                                           $1.14          $.39             $.33           $.16
                                                                              =====          ====             ====           ====
              Diluted                                                         $1.12          $.38             $.32           $.16
                                                                              =====          ====             ====           ====


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

 5.      Extraordinary Items

              During the six-month period ended June 30, 1998, the Company purchased the following principal amounts of its outstanding debt:
         $31.4 million of 7-1/2% Notes, Due 1999, $50.4 million of 8-1/2% Notes, Due 2003, $10.5 million of 9% Notes, Due 1999 and $32.7 million of 8-5/8% Debentures, Due 2021, and the Company also redeemed the outstanding $50.1 million of 12-1/2% Sterling Loan Stock, Due 2009. The extinguishment of debt resulted in a charge of $30.5 million ($46.9 million pre-tax), or 18 cents per Common share for the nine months ended September 30, 1998.

 6.      Long-Term Debt

              On June 30, 1998, the Company issued $200 million of 6-5/8% Debentures, Due 2028. On March 31, 1998, the Company issued $200 million of 6-1/4% Notes, Due 2008. The net proceeds were used for general corporate purposes.

 7.      Restructuring and Other Nonrecurring Charges

              During the nine-month and three-month periods ended September 30, 1997, the Company recorded pre-tax restructuring and other nonrecurring charges of $127.4 million and $38.1 million, respectively, as follows:

                                         Nine Months Ended September 30, 1997
                                         ------------------------------------
                                                     Nonrecurring
                                                     Cost of Sales
                                    Restructuring       Charges          Total
                                    -------------       ------           -----
                                                    (In millions)

         Home products                 $15.9             $ 8.3          $ 24.2
         Office products                23.5                 -            23.5
                                       -----             -----          ------
            Home and office products    39.4               8.3            47.7
         Golf products                  11.6              19.7            31.3
         Spirits and wine               23.2              25.2            48.4
                                       -----             -----          ------
            Total                      $74.2             $53.2           127.4
                                       =====             =====
         Income tax benefit                                               39.0
                                                                        ------
         Net charge                                                     $ 88.4
                                                                        ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

  7.      Restructuring and Other Nonrecurring Charges (Concluded)

                                           Three Months Ended September 30, 1997
                                           -------------------------------------
                                                     Nonrecurring
                                                     Cost of Sales
                                    Restructuring       Charges          Total
                                    -------------       ------           -----
                                                    (In millions)

         Home products                 $ 6.8             $   -           $ 6.8
         Golf products                  11.6              19.7            31.3
                                       -----             -----           -----
              Total                    $18.4             $19.7            38.1
                                       =====             =====
         Income tax benefit                                               15.1
                                                                         -----
         Net charge                                                      $23.0
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

              Golf products include charges related to the discontinuance of certain product lines and the rationalization of operations.

              Spirits and wine include charges related to a change in estimate for bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business, international distribution and lease agreements and the discontinuance of certain product lines.

              The rationalization of operations referred to above includes the closure of certain manufacturing facilities, the consolidation of certain selling facilities and the sale or disposal of certain facilities.

              The Company recorded an aggregate of $298.2 million of pre-tax restructuring and other nonrecurring charges in 1997. In connection with the restructuring, the home and office products segments will be reducing their workforces by 7%, or 1,125 individuals, primarily production employees. As of September 30, 1998 approximately 470 positions were eliminated. The remaining restructuring liability at September 30, 1998, which relates principally to employee termination costs that will be paid during 1998, was $41.7 million. The Company anticipates that the restructuring activities will be substantially completed during 1998.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

 8.      Comprehensive Income

              During the first quarter of 1998, the Company adopted FAS Statement No. 130, "Reporting Comprehensive Income" and has elected to report comprehensive income in the condensed consolidated statement of stockholders' equity. Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources and comprises net income and other comprehensive income. The components of accumulated other comprehensive income are as follows:

                                                          Foreign                   Minimum                    Accumulated
                                                         currency              pension liability                  other
                                                        adjustments                adjustment              comprehensive income
                                                        -----------                ----------              -------------------
                                                                                  (In millions)
         Balance December 31, 1996                        $(195.9)                   $(8.2)                      $(204.1)
         Changes in nine months                             (56.0)                       -                         (56.0)
         Gallaher spin-off                                  260.7                        -                         260.7
                                                          -------                    -----                       -------
         Balance September 30, 1997                         $ 8.8                    $(8.2)                        $ 0.6
                                                          =======                    =====                       =======

         Balance December 31, 1997                          $19.9                   $(13.0)                        $ 6.9
         Changes in nine months                               9.1                        -                           9.1
                                                            -----                   ------                         -----
         Balance September 30, 1998                         $29.0                   $(13.0)                        $16.0
                                                            =====                   ======                         =====

              For the three-month periods ended September 30, 1998 and 1997, total comprehensive income was $66.8 million and a loss of $3.7 million, respectively.


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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

 9.      Pending Litigation (Concluded)

         Tobacco Litigation and Indemnification (Concluded)


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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of Fortune Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of September 30, 1998, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




         11 Madison Avenue                            PricewaterhouseCoopers LLP
         New York, New York  10010
         November 11, 1998

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------------------

                          FORTUNE BRANDS, INC. AND SUBSIDIARIES
                         ---------------------------------------

      Results of Operations for the Nine Months Ended September 30, 1998 as
              Compared to the Nine Months Ended September 30, 1997
  ----------------------------------------------------------------------------
                                                                 Net Sales                             Operating Income(1)
                                                          ----------------------             ---------------------------------------
                                                          1998              1997             1998              1997         1997(2)
                                                          ----              ----             ----              ----         -------
                                                                                       (In millions)
Home products                                         $1,143.3          $1,016.6           $148.7            $112.4          $136.6
Office products                                          986.5             891.9             61.6              30.3            53.8
                                                      --------          --------           ------            ------          ------
  Home and office products                             2,129.8           1,908.5            210.3             142.7           190.4
Golf products                                            820.1             750.0            124.5              81.8           113.1
Spirits and wine                                         880.1             867.6            145.5              90.1           138.5
                                                      --------          --------           ------            ------          ------
                                                      $3,830.0          $3,526.1           $480.3            $314.6          $442.0
                                                      ========          ========           ======            ======          ======

(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.
(2)    Excludes restructuring and other nonrecurring charges of $127.4 million.

CONSOLIDATED
------------

Net sales increased 9% on benefits from new products and line extensions, acquisitions and price increases, partly offset by volume declines in some existing products, the sale of nonstrategic businesses and lower average foreign exchange rates (primarily the Australian dollar). Operating income increased 53% principally due to $127.4 million of restructuring and other nonrecurring charges taken in 1997 across all segments. (See Note 7 in the Notes to Condensed Consolidated Financial Statements.) Operating income excluding these charges increased 9%, principally due to the higher sales, partly offset by higher operating expenses coupled with effects of lower average foreign exchange rates. Excluding the 1997 restructuring charges and the effects of translation at lower average foreign exchange rates, net sales and operating income were up 10% and 11%, respectively.

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

Interest and related expenses decreased 17% reflecting lower average borrowings principally from the use of the proceeds from the Gallaher spin-off, as discussed below.

The effective income tax rate comparisons for the nine-month periods ended September 30, 1998 and 1997 were distorted by 1997 restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates were 43% and 45.4%, respectively. The lower effective tax rate this year principally reflected the reduced impact of nondeductible goodwill on higher pre-tax income as well as lower state taxes.

Income from continuing operations of $197.7 million, or $1.14 per Common share, for the nine months ended September 30, 1998 compared with $67.3 million, or 39 cents per share, for the same period last year. The increase was principally due to last year's $88.4 million, or 51 cents per share, in net restructuring and other nonrecurring charges. Excluding these charges, income from continuing operations was up $42 million, or 27%.

On May 30, 1997, Gallaher Group Plc ("Gallaher"), the Company's international tobacco subsidiary, was spun off ("the Gallaher spin-off") and the Company's name was changed from American Brands, Inc. to Fortune Brands, Inc. The consolidated financial statements were restated to present Gallaher as a discontinued operation. (See Note 3.)

Income from discontinued operations for the nine months ended September 30, 1997 represented Gallaher's net income of $65.1 million, or 38 cents per share. In addition, this amount included $67.1 million (pre-tax)in spin-off expenses. (See
Note 3.)

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

The extraordinary items charge in the nine months ended September 30, 1998 of $30.5 million ($46.9 million pre-tax), or 18 cents per share, resulted from the extinguishment of debt. (See Note 5.)

Net income of $167.2 million, or 96 cents per share, compared with $132.4 million, or 77 cents per share, for the same period last year.

Income from continuing operations of $197.7 million, and basic and diluted earnings per share of $1.14 and $1.12, respectively, in the nine months ended September 30, 1998 compared with pro forma income from continuing operations of $171.1 million, and pro forma basic and diluted earnings per share of $1.00 and 99 cents, respectively, in the nine months ended September 30, 1997. Pro forma results reflect adjustments to income from continuing operations to exclude restructuring and other nonrecurring charges and to include a net cash payment that approximated $1.25 billion, after taxes, that Gallaher made to the Company in connection with the Gallaher spin-off and the assumption that such proceeds were used to purchase 2.5 million Common shares and repay debt as of January 1, 1997. This pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred on January 1, 1997, or which may exist or be obtained in the future.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

In March 1998, AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued, to be effective January 1, 1999. SOP 98-1 provides guidance on which types of costs should be capitalized and expensed for computer software developed or obtained for internal use. The Company is in the process of evaluating the effect of adoption on future results and the disclosure requirements under this SOP.

YEAR 2000 ISSUE
------------

GENERAL. The "Year 2000", or "Y2K", problem exists because many computer programs and computerized devices use only the last two digits to refer to a year. As a result, these programs and devices may not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or produce erroneous results.

In early 1997, the Company established a task force, comprised of the information technology specialists from the Company and its operating companies, to develop an action plan to address the Year 2000 issues. The task force functions primarily as a means to coordinate information sharing across the Company's operating companies, to assess and facilitate the progress towards becoming Y2K compliant and to regularly advise the Company's management and Board of Directors regarding the project's status.

PROJECT OVERVIEW. The Company and its operating companies have focused their Y2K compliance efforts in three areas: information technology ("IT") related systems and processes such as operating systems, applications and programs; embedded logic ("non-IT") systems and processes such as manufacturing machines, security devices, etc.; and compliance efforts of third parties (such as suppliers, customers, joint venture partners, government, utilities and other service providers.) Within each of the IT and non-IT areas, the project includes inventorying all programs and devices and identifying those that are affected by the Y2K issue, developing strategies to resolve the issues, testing such strategies and installing the solutions. The third party aspect of the project involves contacting and, where appropriate, visiting with significant third parties to request that they confirm their own Y2K compliance.

In addition to the efforts that have been focused on resolution of the Year 2000 issue, some business segments also have undertaken the normal course replacement of older IT systems and non-IT devices with enterprise programs and other system solutions to improve business processes. These enterprise programs also will result in making the affected systems Year 2000 compliant.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

YEAR 2000 ISSUE (Continued)
------------

INTERNAL STATE OF READINESS. The non-IT portion of the project is substantially complete, and the Company and its operating companies anticipate that all non-IT systems will be Y2K compliant by December 31, 1998. A significant amount of the IT portion of the project also has been completed, and the Company and its operating companies anticipate that all IT systems will be Y2K compliant by June 30, 1999. The Company has been focusing its efforts on compliance, believes it will be compliant in time and consequently has not yet developed formal contingency plans. However, if progress of compliance efforts so warrants, formal contingency plans will be developed.

THIRD PARTY RISKS. Many third parties have responded to the Company's requests for information and more extensive inquiries have been initiated with significant suppliers and customers. As of this time, third party compliance is difficult to assess. The failure of one or more significant third parties to be Y2K compliant may include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies and invoice and collection errors. Contingency plans will be developed and implemented to the extent feasible in the timeframe prior to December 31, 1999. Such actions may include identifying or contracting with additional sources of raw materials and components and building of supplies and inventory. Because of the difficulties inherent in assessing the Y2K compliance of third parties, each of the Company's business segments consider disruptions caused by the failure of such parties to be Y2K compliant to present the most reasonably likely worst-case scenarios. In addition to the risks facing businesses generally, such as the failure of significant service providers in the utilities, communications, transportation, banking, financial and government sectors to be Y2K compliant, the Company faces certain risks specific to the businesses of its operating companies. The continuing rationalization of manufacturing activities in the home, office and golf segments has resulted in an increase in the level of manufacturing, and purchases from vendors and suppliers, in less-developed countries. The Y2K compliance in such areas is particularly difficult to assess, and the failure of key suppliers to be Y2K compliant could cause disruptions in these segments. Also, the continued trend towards consolidation among the customer base in the home and office products segments presents special risks. Because the Company's sales in these segments are becoming concentrated on a number of larger customers, the failure of one or more such customers to be Y2K compliant could result in interruptions in sales to affected customers. Finally, the Company's spirits and wine segment faces potential disruptions in the U.S. related to non-compliance by any of the state and local government entities that control the distribution and sale of spirits and wine in 18 "control" states. Moreover, the requirement that

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

YEAR 2000 ISSUE (Concluded)
------------

spirits and wine be sold only through the government in such jurisdictions may legally prohibit the Company's spirits and wine segment from taking the necessary steps to continue to sell or distribute products until such government entities' Y2K problems are successfully resolved.

COSTS TO ADDRESS YEAR 2000 ISSUES. Based on the efforts to date and on project plans, the Company currently estimates that the total costs (including costs of existing internal resources) will be approximately $25 million, which is being provided by internally generated sources. Of the total cost, approximately 56 percent has been expended as of September 30, 1998. This cost estimate may change as the program progresses.

CONCLUSION. Based on current assessment efforts, the Company anticipates that its internal Year 2000 issues will be resolved in a timely manner. However, the Year 2000 problem presents a number of risks that are beyond the Company's reasonable control, particularly with respect to the Y2K compliance of third parties, both domestic and international. Although the Company believes that its Y2K program is designed to appropriately identify and address those issues which are within the Company's reasonable control, there can be no assurance that its efforts will be fully effective or that Y2K issues will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------



Home Products
-------------

Net sales increased 12% on an overall volume increase (line extensions and new products, partly offset by volume declines in some existing products), the benefit of acquisitions and price increases, partly offset by the disposal of Master Lock's door hardware business in the first quarter of 1998 and Moen's operations in Japan in the third quarter of 1997. Operating income increased 32% principally due to last year's $24.2 million restructuring and other nonrecurring charge related to the disposition of certain product lines and the rationalization of operations. Operating income excluding this charge increased 9% principally reflecting the sales increase, partly offset by lower gross margin (principally lower margins at acquired companies) and higher volume-related selling expenses.

Office Products
---------------

Net sales increased 11% on benefit from acquisitions and an overall volume increase (principally from new products), partly offset by reduced prices, lower average foreign exchange rates and the absence of two nonstrategic businesses sold in 1997. Operating income increased 103% principally due to last year's $23.5 million restructuring charge related to the rationalization of operations, the discontinuance of certain product lines and lease cancellation costs, partly offset by a pre-tax gain on the sale of nonstrategic businesses. Operating income excluding this charge increased 14% reflecting the sales increase and improved gross margin (principally stabilized raw material costs and other cost reductions), partly offset by increased operating expenses. The higher operating expenses were substantially related to maintaining customer service levels as restructuring programs are being implemented and higher customer program costs. Operating income benefited from the acquisitions and was negatively impacted by translation of foreign results at lower average foreign exchange rates.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products
-------------

Net sales were up 9% on an overall volume increase in golf balls, clubs, gloves and shoes (new products and line extensions, partly offset by volume declines in some existing products coupled with discontinued products associated with new product introductions) and price increases, partly offset by lower average foreign exchange rates. Operating income increased 52% principally due to last year's $31.3 million restructuring and other nonrecurring charge related to the discontinuance of certain product lines and the rationalization of operations. Operating income excluding this charge increased 10% reflecting the higher sales and slightly improved gross margin, partly offset by higher advertising and promotional expenditures and research and development expenses associated with the support of existing products and the development of new products.

The golf club market has been adversely affected this year by lower consumer demand, resulting in a revenue decline in the U.S. market in the range of 10-15% and extensive price discounting. Both Titleist and Cobra were affected by the overall weakness in the market for irons, though both achieved volume gains in metalwoods. For the third quarter, Titleist golf club net sales were up on a favorable product mix and firm pricing. For Cobra, results were more in line with the overall market, as sales and profits declined significantly. Cobra is undertaking cost reduction initiatives to bring expenses into line with lower demand and to further improve manufacturing and other synergies between Cobra and Titleist. For the full year 1998, depending on evolving market conditions, an increase in operating income is expected for golf products, however, a decline is expected in the fourth quarter.

The United States Golf Association ("USGA") establishes standards for golf equipment used in competitive play in the United States. On November 2, 1998, the USGA announced the immediate implementation of a new rule with respect to the performance of golf clubs. The Company has reviewed this rule and believes that most or all of its products currently marketed and under development will conform to such rule. In the long term, this new rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term this new rule will have a material effect on the golf club industry and the Company's golf products segment.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products (Concluded)
-------------

The USGA has also announced its intention to propose a new rule in the Spring of 1999 with respect to initial velocity and the overall distance standard for golf balls. Until such rule is proposed, the Company cannot determine whether the USGA's actions, if taken, will have an effect on its golf ball business and/or the golf ball industry.


Spirits and Wine
----------------

Net sales increased 1% on price and volume increases and benefit of an acquisition, partly offset by lower average foreign exchange rates and the unfavorable comparison to a 1997 domestic bulk sale. The overall volume increase principally reflected higher case shipments in the U.S. (benefits from reduced trade inventories in late 1997) and Canada, line extensions and new products, partly offset by lower volume in Europe. Operating income increased 61% principally due to last year's $48.4 million restructuring and other nonrecurring charge related to a change in estimate for bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business, international distribution and lease agreements and the discontinuation of certain product lines. Operating income excluding this charge increased 5% on the sales increase and improved gross margin, (principally price increases and favorable product mix), partly offset by increased operating expenses (principally volume-related selling expenses in the U.S.). Operating results improved in North America and Europe while Australian results declined due to the negative impact of translation at a 17% lower average foreign exchange rate. For the fourth quarter of 1998, more modest growth in operating income is expected.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from continuing operating activities of $248.3 million for the nine months ended September 30, 1998 compared with $228 million for the same nine-month period last year.

Net cash used by investing activities for the nine months ended September 30, 1998 was $422.7 million, as compared with $104.2 million in the same nine-month period last year. The increased use of funds in 1998 reflects the acquisitions of Apollo Presentation Products, Schrock Cabinet Company and Geyser Peak Winery and higher capital expenditures (including $42.6 million related to previously announced 1997 restructuring activities), partly offset by lower proceeds from disposed operations.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $198.1 million, as compared with net cash used by financing activities of $1,466 million in the same nine-month period last year, reflecting the repayment in 1997 of debt using the proceeds provided by Gallaher in conjunction with the spin-off of that company, and lower total dividends paid this year because the Company reset the dividend rate at the time of the Gallaher spin-off. During the nine months ended September 30, 1998 the Company purchased 2,490,500 Common shares including those purchased pursuant to the systematic share purchase program approved in 1997 and other open market purchases.

Total debt at September 30, 1998 was $1.5 billion, an increase of $379.5 million from December 31, 1997. The ratio of total debt to total capital increased from 22.2% at December 31, 1997 to 27.5% at September 30, 1998 as a result of acquisitions and share purchases.

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

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------------------------------

                            FORTUNE BRANDS, INC. AND SUBSIDIARIES
                           ---------------------------------------

     Results of Operations for the Three Months Ended September 30, 1998 as
              Compared to the Three Months Ended September 30, 1997
   ---------------------------------------------------------------------------

                                                               Net Sales                              Operating Income(1)
                                                       -------------------------             -------------------------------------
                                                       1998                 1997             1998             1997         1997(2)
                                                       ----                 ----             ----             ----         -------
                                                                            (In millions)
Home products                                      $  433.8             $  352.4           $ 52.9          $  41.0          $ 47.8
Office products                                       346.3                316.4             24.3             20.7            20.7
                                                   --------             --------           ------           ------          ------
  Home and office products                            780.1                668.8             77.2             61.7            68.5
Golf products                                         214.7                208.7             22.7             (8.9)           22.4
Spirits and wine                                      305.5                308.0             56.3             56.0            56.0
                                                   --------             --------           ------           ------          ------
                                                   $1,300.3             $1,185.5           $156.2           $108.8          $146.9
                                                   ========             ========           ======           ======          ======



(1) Operating income represents net sales less all costs and expenses excluding corporate administrative expenses, interest and related expenses and other (income) expenses, net.
(2)    Excludes restructuring and other nonrecurring charges of $38.1 million.


CONSOLIDATED
------------

Net sales increased 10% on acquisitions and benefits from line extensions and new products, partly offset by volume declines in some existing products, lower average foreign exchange rates (primarily the Australian dollar) and the sale of nonstrategic businesses. Operating income increased 44% principally due to last year's $38.1 million of restructuring and other nonrecurring charges in home products and golf products. (See Note 7 in the Notes to Condensed Consolidated Financial Statements.) Operating income excluding these charges increased 6%, principally due to the higher sales, partly offset by higher operating expenses coupled with effects of lower average foreign exchange rates. Excluding the 1997 restructuring charges and the effects of translation at lower average foreign exchange rates, net sales and operating income were up 11% and 9%, respectively.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Concluded)
------------

Interest and related expenses increased 9% reflecting higher average borrowings principally due to borrowings to fund acquisitions and purchase shares.

The effective income tax rate comparisons for the three-month periods ended September 30, 1998 and 1997 were distorted by 1997 restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates were 48.1% and 48.5%, respectively.

Net income of $56.8 million, or 33 cents per Common share, for the three months ended September 30, 1998 compared with $28 million, or 16 cents per share, for the same period last year. The increase was principally due to last year's $23 million, or 13 cents per share, in net restructuring and other nonrecurring charges. Excluding these charges, net income was up $5.8 million, or 11%.


Home Products
-------------

Net sales increased 23% from benefit of acquisitions and an overall volume increase (line extensions and new products, partly offset by volume declines in some existing products)and price increases, partly offset by the absence of Master Lock's door hardware division and Moen's operations in Japan. Operating income increased 29% principally due to last year's $6.8 million restructuring and nonrecurring charge as discussed in the section discussing the nine month results. Operating income excluding this charge increased 11% principally on the sales increase, partly offset by lower gross margin (principally lower margins at acquired companies) and higher volume-related selling expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Office Products
---------------

Net sales increased 9% on benefit from acquisitions and an overall volume increase (new products and higher volume on existing products), partly offset by reduced prices, lower average foreign exchange rates and the absence of two nonstrategic businesses sold in 1997. Operating income increased 17% reflecting the sales increase and improved gross margin (principally stabilized raw material costs and other cost reductions), partly offset by increased operating expenses. The higher operating expenses were related to higher customer program costs and costs related to maintaining customer service levels as restructuring programs are being implemented. Operating income benefited from the acquisitions and was negatively impacted by translation of foreign results at lower average foreign exchange rates.

Golf Products
-------------

Net sales were up 3% on volume increases in golf balls and shoes (principally new products and line extensions) and price increases, partly offset by a volume decline in golf clubs and golf gloves and lower average foreign exchange rates. Operating income of $22.7 million compared to an operating loss of $8.9 million in 1997, which included the $31.3 million restructuring and nonrecurring charge as discussed in the section discussing the nine month results. Operating income excluding this charge increased 1% reflecting the higher sales, almost offset by lower gross margin (principally due to the Cobra brand decline discussed in the nine month results) and slightly higher operating expenses (principally higher promotional expenses and research and development expenses associated with the support of existing products and development of new products). See the section on "Golf Products" describing the nine month results for additional information on golf clubs.

Spirits and Wine
----------------

Net sales decreased 1% as lower volume (principally in Europe) and lower average foreign exchange rates were nearly offset by higher prices and the benefit of an acquisition. Operating income increased slightly as the improved gross margin (principally price increases and favorable product mix), was nearly offset by the decreased sales. Operating results improved in North America and Europe while Australian results declined due to the negative impact of translation at a 19% lower average foreign exchange rate.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------


CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of recent acquisitions, the timely resolution of the Year 2000 issue, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS.
------       -----------------

             (a) Overview

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Overview".

Individual Cases

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Individual Cases". As of November 11, 1998, there were approximately 237 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 97 such cases as of March 27, 1998. See "Recent Case Developments" below.

Class Actions

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Class Actions". As of November 11, 1998, there were approximately 27 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 25 such cases as of March 27, 1998.

Health Care Cost Recovery Actions

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Health Care Cost Recovery Actions". As of November 11, 1998, there were approximately 20 health care recovery actions pending in which Registrant has been named as one of the defendants, compared with approximately 17 such cases as of March 27, 1998.

Recent Case Developments

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Recent Case Developments" and to Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, under the heading "Recent Case Developments".

             On June 10, 1998, a jury in a Florida case awarded the estate of a smoker $52,249 for medical expenses, $500,000 to his surviving widow for loss of companionship and $450,000 in punitive damages, in a smoking and health case against Brown and Williamson Tobacco Corporation ("B&W") (as

------       -----------------

successor by merger to The American Tobacco Company ("ATCO")) (Widdick, described in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases"). Defendant B&W has filed a motion for judgment notwithstanding the verdict or for a new trial. On August 13, 1998, the First Circuit of the Florida Court of Appeals ruled that the trial court should have granted B&W's motion to transfer the case to the Circuit Court of Palm Beach County. On October 26, 1998 the trial court transferred the case to the Circuit Court of Palm Beach County. Registrant is not a party to the Widdick litigation. See also "Proposed Resolution of Certain Regulatory and Litigation Issues" below.

Trial Dates

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Trial Dates," and to Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, under the heading "Trial Dates".

Proposed Resolution of Certain Regulatory and Litigation Issues

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues" and to Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues".

State Settlements

             Reference is made to disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Mississippi, Florida and Texas Settlements," and to Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, under the heading "State Settlements".

List of Pending Cases

             Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "List of Pending Cases", and in Part II, Item 1, "Legal Proceedings", of Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, under the heading "List of Pending Cases". In addition to those proceedings

------       -----------------

previously reported, Registrant has been named as a defendant in the following proceedings involving the smoking and health controversy:

             Anes v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, July 1, 1997; Clifton v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County; Colfield v. The American Tobacco Co., et al., United States District Court for the Eastern District of California, September 3, 1998; Construction Laborers of Greater St. Louis Welfare Fund, et al. v. The American Tobacco Co., et al., U.S. District Court for the Eastern District of Missouri, October 20, 1998; Cook, et al. v. The American Tobacco Co., et al., United States District Court for the Eastern District of California, September 3, 1998; Daly v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, July 1, 1997; Folkman v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, October 28, 1998; Glaser v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, July 21, 1997; Greenfield v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, January 28, 1998; Harley v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, August 28, 1998; Helt, et al.
v. The American Tobacco Co., et al., United States District Court for the Eastern District of California, September 3, 1998; Hissom v. The American Tobacco Co., et al., Circuit Court, State of West Virginia, Kanawha County, June 12, 1997; Krochtengel v. The American Tobacco Co., et al., Supreme Court of New York, Kings County, July 15, 1998; Kupat Holim Clalit v. Philip Morris, Inc., et al., Jerusalem District Court, September 28, 1998; Oliver v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, April 1, 1998; Panama (Republic of Panama) v. The American Tobacco Co., et al., United States District Court of Louisiana, August 25, 1998; Pennetti v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, April 13, 1998; Reilly v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County; Shipunoff v. The American Tobacco Co., et al., United States District Court for the Eastern District of California, September 3, 1998; Shultz v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, December 5, 1997; Simmons v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, April 1, 1998; Simon v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County; Sweeney v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Allegheny County, October 30, 1998; Thomas
v. The American Tobacco Co., et al., Circuit Court, State of Missouri, Jefferson County, October 9, 1998; Thompson, G., et al. v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, October 28, 1997; Tiscavitch, et al. v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County, May 28, 1998; Upsher
v. The American Tobacco Co., et al., Court of Common Pleas, State of Pennsylvania, Philadelphia County,

------       -----------------

October 10, 1997; Van Fossen v. The American Tobacco Co., et al., United States District Court for the Eastern District of California, September 3, 1998; and Zeringue v. The American Tobacco Co., et al., District Court of Louisiana, Jefferson County, September 9, 1998.

             Registrant has also been informed that it has been named as a defendant in 27 individual actions involving the smoking and health controversy that were filed in the Circuit Court of the State of West Virginia, Kanawha County, on July 31, 1998. The surnames of the first-named plantiffs in each of such actions are as follows: Adkins; Anderson; Baum; Bogges; Bolin; Brumfield; Byus; Childers; Clay; Dean; Dempsey; Fuller; Hibbes; Hodge; Husty; King, D.; Maynard; McNelly; Miller, B.; Mitchem; Newkirk; Ritchie; Sanders; Shamblen; Stone; Thompson, E.; and Wayne.

             Registrant has also been informed that it has been named as a defendant in 65 individual actions involving the smoking and health controversy that were filed in the Circuit Court of the State of West Virginia, Kanawha County, on October 1, 1998. The surnames of the first-named plantiffs in each of such actions are as follows: Allen; Austin; Bland; Bocook; Boone; Bradford; Brogan; Brown, A.; Brown, W.; Bryant; Burdette; Clayton; Coleman, I.; Coleman, L.; Conley; Cottrill, C.; Cottrill, L.; Crites; Cunningham; DiBacco; DiGirolamo; Duffield; Eanes; Edwards; Fife; Freeman; Gauze; Gillespie; Gilman; Graham; Hall; Harbert; Harding; Heaster; Hieneman; Hodges; Holbrook; Johnson; Keene; Keyes; King, J.; LeBrun; Long; Mallett; Miller, J.; Mounts; Owen; Phillips; Price; Ramsey; Ritenour; Rose; Smith; Sopsher, C.; Sopsher, C.; Stockton; Surgeon; Vance; Walls; Weese; Wills; Wiseman; Woods, D.; Woods, H.; and Wright.

             Registrant has also been informed that it has been named as a defendant in 18 individual actions involving the smoking and health controversy that were filed in the Circuit Court of the State of West Virginia, Kanawha County, on October 28, 1998. The surnames of the first-named plantiffs in each of such actions are as follows: Akers; Bishop; Carter; Combs; Compton; Cooper; Craig; Duncan; Humphreys; Jenkins; Jones; Likens; McCormick; Randolph; Speece; Tranquill; Whaley; and Williams.

List of Cases Terminated

             With regard to proceedings which have been terminated and not previously reported as such:

             Hulsey v. American Brands, Inc., et al., which was previously pending in the District Court of Nueces County, Texas, and instituted on December 2, 1996, was dismissed on April 7, 1997 when the Court granted defendants' motion for summary judgment. The United States Supreme Court declined to accept the plaintiff's petition for writ of certiorari on October 5, 1998;

Item 1.      LEGAL PROCEEDINGS (Concluded)
------       -----------------

             Oglesby v. American Brands, Inc., et al., which was previously pending in the District Court of Nueces County, Texas, and instituted on December 2, 1996, was dismissed on April 7, 1997 when the Court granted defendants' motion for summary judgment. The United States Supreme Court declined to accept the plaintiff's petition for writ of certiorari on October 5, 1998;

             Reed, M. v. American Brands, Inc., et al., which was previously pending in the District Court of Cameron County, Texas, and instituted on December 6, 1996, was dismissed on April 14, 1997 when the Court granted defendants' motion for summary judgment. The United States Supreme Court declined to accept the plaintiff's petition for writ of certiorari on October 5, 1998; and

             Whirley v. American Brands, Inc., et al., which was previously pending in the District Court of Nueces County, Texas, and instituted on December 2, 1996, was dismissed on April 7, 1997 when the Court granted defendants' motion for summary judgment. The United States Supreme Court declined to accept the plaintiff's petition for writ of certiorari on October 5, 1998.


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

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.
------       --------------------------------

             (a)      Exhibits.
                      --------

             10a1. Amendment made as of the first day of August, 1998 to the Trust Agreement among Gilbert L. Klemann, II, Registrant and The Chase Manhattan Bank (National Association) and Amendments thereto constituting Exhibits 10c8, 10c9 and 10c10 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1997.*

             10a2. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10a1 hereto in favor of Thomas C. Hays, John T. Ludes, Robert J. Rukeyser, Steven C. Mendenhall, Dudley L. Bauerlein, Jr., Charles H. McGill and Craig P. Omtvedt.*

             10b1. Amendment dated as of August 1, 1998 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1997.*

             10b2. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10b1 hereto in favor of John T. Ludes, Robert J. Rukeyser and Dudley L. Bauerlein, Jr.*

             10b3. Amendment dated as of August 1, 1998 between Registrant and Steven C. Mendenhall to the Agreement and Amendments between Registrant and Mr. Mendenhall substantially identical to Exhibits 10j1, 10j2 and 10j3 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1997.*

             10b4. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10b3 hereto in favor of Charles H. McGill and Craig P. Omtvedt.*

             10b5. Amendment dated as of September 29, 1998 between Registrant and John T. Ludes to the Agreement and Amendments between Registrant and Mr. Ludes substantially identical to Exhibits 10j1, 10j2 and 10j3 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1997 and Exhibit 10b1 hereto.*

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K (Continued)
------       --------------------------------

             12. Statement re computation of ratio of earnings to fixed charges.

             15. Letter from PricewaterhouseCoopers LLP dated November 11, 1998 re unaudited financial information.

             27.               Financial Data Schedule (Article 5).

                               *  Indicates that exhibit is a management
                               contract or compensatory arrangement.

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

             Registrant filed a Current Report on Form 8-K, dated July 24, 1998, in respect of (i) Registrant's press release dated July 22, 1998 announcing that Registrant had entered into a definitive agreement to purchase Geyser Peak Winery and (ii) Registrant's press release dated July 24, 1998 announcing Registrant's financial results for the three-month and six-month periods ended June 30, 1998 (Items 5 and 7(c)).

             Registrant filed a Current Report on Form 8-K, dated August 26, 1998, in respect of Registrant's press release dated August 26, 1998 announcing that Registrant's spirits and wine business had completed the acquisition of Geyser Peak Winery (Items 5 and 7(c)).

             Registrant filed a Current Report on Form 8-K, dated September 29, 1998, in respect of (i) Registrant's press release dated September 29, 1998 announcing a five percent increase in the dividend on Registrant's Common Stock, and (ii) Registrant's press release dated September 29, 1998 announcing the election of certain executive officers of Registrant and members of Registrant's board of directors. (Items 5 and 7(c)).

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K (Concluded)
------       --------------------------------

             Registrant filed a Current Report on Form 8-K, dated October 23, 1998, in respect of Registrant's press release dated October 23, 1998 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1998 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               FORTUNE BRANDS, INC.
                                               --------------------
                                                   (Registrant)








Date:  November 11, 1998                       By  /s/  C. P. Omtvedt
       -----------------                       ----------------------
                                               C. P. Omtvedt
                                               Senior Vice President and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------
                                                                   Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------

10a1.         Amendment made as of the first day of
              August, 1998 to the Trust Agreement among
              Gilbert L. Klemann, II, Registrant and The
              Chase Manhattan Bank (National Association) and Amendments thereto constituting Exhibits
              10c8, 10c9 and 10c10 to the Annual Report on
              Form 10-K of Registrant for the fiscal year ended December 31, 1997.*

10a2. Schedule identifying substantially identical agreements to the Amendment constituting
              Exhibit 10a1 hereto in favor of Thomas C.
              Hays, John T. Ludes, Robert J. Rukeyser,
              Steven C. Mendenhall, Dudley L. Bauerlein,
              Jr., Charles H. McGill and Craig P.
              Omtvedt.*

10b1. Amendment dated as of August 1, 1998 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann,
              II and Amendments thereto constituting
              Exhibits 10j1, 10j2 and 10j3 to the Annual
              Report on Form 10-K of Registrant for the fiscal year ended December 31, 1997.*

10b2. Schedule identifying substantially identical agreements to the Amendment constituting
              Exhibit 10b1 hereto in favor of John T.
              Ludes, Robert J. Rukeyser and Dudley L.
              Bauerlein, Jr.*

10b3.         Amendment dated as of August 1, 1998 between
              Registrant and Steven C. Mendenhall to the
              Agreement and Amendments between Registrant and Mr. Mendenhall substantially identical to Exhibits 10j1, 10j2 and 10j3 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1997.*

10b4. Schedule identifying substantially identical agreements to the Amendment constituting
              Exhibit 10b3 hereto in favor of Charles H.
              McGill and Craig P. Omtvedt.*

10b5. Amendment dated as of September 29, 1998 between Registrant and John T. Ludes to the Agreement and Amendments between Registrant and Mr. Ludes substantially identical to Exhibits 10j1, 10j2 and 10j3 to the Annual
              Report on Form 10-K of Registrant for the fiscal year ended December 31, 1997 and
              Exhibit 10b1 hereto.*

12.           Statement re computation of ratio of
              earnings to fixed charges.

15.           Letter from PricewaterhouseCoopers LLP dated
              November 11, 1998 re unaudited financial information.

27.           Financial Data Schedule (Article 5).

              *  Indicates that exhibit is a management
                 contract or compensatory arrangement.