Form 10-K405
period 1998-12-31
FORTUNE BRANDS INC
filed 1999-03-31
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 1-9076

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

Securities registered pursuant to Section 12(g) of the Act:    None
                                 --------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 11, 1999, was $5,273,997,000. The number of shares outstanding of Registrant's Common Stock, par value $3.125 per share, at March 12, 1999, was 167,900,121.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1998 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 27, 1999 is incorporated by reference into Part III hereof.

                                     PART I
Item 1.  Business.

         (a) General development of business.

         Registrant is a holding company with subsidiaries engaged in the manufacture and sale of home products, office products, golf products and spirits and wine.

         Registrant was incorporated under the laws of Delaware in 1985 and until 1986 conducted no business. Prior to 1986, the businesses of Registrant's subsidiaries were conducted by American Brands, Inc., a New Jersey corporation organized in 1904 ("American New Jersey"), and its subsidiaries. American New Jersey was merged into The American Tobacco Company on December 31, 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to Registrant. In addition, Registrant assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. On May 30, 1997, Registrant's name was changed from American Brands, Inc. to Fortune Brands, Inc.

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

         In recent years, Registrant has been engaged in a strategy of seeking to enhance the operations of its principal operating companies. Pursuant to this strategy, in 1998, Registrant completed three acquisitions of home products, office products and spirits and wine businesses for an aggregate cost of $271.8 million in cash, including fees and expenses. In 1997, Registrant completed five acquisitions of office products, golf clubs and home products businesses for an aggregate cost of $92 million, including fees and expenses. In 1996, Registrant acquired Cobra Golf Incorporated ("Cobra"), a leading manufacturer of golf clubs, for an aggregate cost of $712 million in cash, including fees and expenses.

         Most recently, on March 30, 1999, Registrant announced that its Jim Beam Brands subsidiary along with Highland Distillers and Remy-Cointreau have signed a memorandum of understanding to establish a jointly owned international distribution company for markets outside the United States. Pursuant to this arrangement, Jim Beam, Highland Distillers and Remy-Cointreau would each contribute distribution assets and/or cash having an approximate value of $110 million to, and own equal shares in, the distribution company. It is anticipated that the distribution company will operate in approximately 50 countries. The arrangement is subject to certain conditions, including completion of due diligence, execution of definitive agreements and necessary approvals.

         Registrant has also disposed of subsidiaries having significant revenues but engaged in businesses considered by Registrant to be nonstrategic to its long-term operations. For example, in 1994, Registrant sold The American Tobacco Company, a subsidiary engaged in the domestic tobacco business, to Brown & Williamson Tobacco Corporation (a subsidiary of B.A.T Industries p.l.c.) for $1 billion. In 1995, Registrant sold American Franklin Company, whose subsidiaries were engaged in the life insurance business, to American General Corporation for $1.17 billion. In 1997, Registrant completed the spin-off of Gallaher Group Plc ("Gallaher Group") to Registrant's stockholders. Subsidiaries of Gallaher Group compete in the international tobacco business.

         In addition, a number of other nonstrategic businesses and product lines have been sold. In 1997, one of Registrant's office products subsidiaries sold Sax Arts & Crafts, a marketer to schools of arts and crafts supplies. In 1998, one of Registrant's home products subsidiaries sold assets relating to the manufacture of door locks and related hardware.

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

         Another aspect of Registrant's strategy to enhance the operations of its principal operating companies has been to continuously evaluate the productivity of their product lines and existing asset base and actively seek to identify opportunities to improve Registrant's and its subsidiaries cost structure. This strategy led Registrant to record, in 1997, pre-tax restructuring and other nonrecurring charges totaling $298.2 million across all of its principal operating companies. Future opportunities may involve, among other things, the relocation of manufacturing or assembly to locations generally having lower costs, the reorganization of operations and a possible downsizing and move of the corporate office.

Cautionary Statement

         Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, Item 1 -- Business and Item 3 -Legal Proceedings and in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of recent acquisitions, the timely resolution of the Year 2000 issue, as well as other risks and uncertainties detailed from time to time in Registrant's Securities and Exchange Commission filings.

         (b) Financial information about industry segments.

         See Note 15 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

         (c) Narrative description of business.

         The following is a description of the business of the subsidiaries of Registrant in the industry segments of Home Products, Office Products, Golf Products and Spirits and Wine. For financial information about the above industry segments, see Note 15 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1998 Annual Report to

Stockholders of Registrant, which Note is incorporated herein by reference.

Home Products

         MasterBrand Industries, Inc. ("MasterBrand") is a holding company for subsidiaries in the home products business. Subsidiaries include Moen Incorporated ("Moen"), Aristokraft, Inc. ("Aristokraft"), Schrock Cabinet Company ("Schrock"), Master Lock Company ("Master Lock") and Waterloo Industries, Inc. ("Waterloo"). The home products business is highly competitive. MasterBrand's operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. Factors which affect MasterBrand's results of operations include the levels of home improvement and residential construction activity principally in the U.S. (including repair and remodeling and new construction).

         Moen manufactures and packages faucets, sinks, bath furnishings and plumbing accessories and parts and a wide variety of plumbing supply and repair products in the U.S. and East Asia. Faucets are sold under a variety of trade names, including Moen, Moentrol, Touch Control, One-Touch, Riser, Monticello, PureTouch, Concentrix, Chateau, Legend, Pulsation and Sani-Stream, and other products are sold under the Moen, Chicago Specialty, Dearborn Brass, Wrightway, Anchor Brass, Hoov-R-Line and Donner brand names. Composite kitchen sinks are sold under the MoenStone brand name. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors, repackagers and original equipment manufacturers. Some plumbing parts and repair products are purchased from other manufacturers and repackaged for resale. Products are sold principally in the U.S. and Canada and also in East Asia, Mexico and Latin America. Moen's chief competitors include Masco's Delta/Peerless, Black & Decker's Price Pfister, Kohler and American Standard.

         MasterBrand Cabinets, Inc. ("MasterBrand Cabinets") is a holding company for two subsidiaries, Aristokraft and Schrock, both of which are engaged in manufacturing stock and semi-stock custom kitchen cabinets and bathroom vanities. MasterBrand Cabinets was formed in June 1998 in connection with the acquisition of certain assets and liabilities of Schrock from White Consolidated Industries, Inc., a wholly-owned subsidiary of AB Electrolux of Sweden. Schrock sells under the brand names Schrock, Kemper and Diamond; Aristokraft's brand names are Aristokraft and Decora. The Schrock, Kemper and Diamond brand names are primarily sold in the U.S. to home centers and kitchen and bath specialty dealers. Sales under the Aristokraft brand name are made in the U.S. primarily through stocking distributors for resale to kitchen and bath specialty dealers, lumber and building material dealers, remodelers and builders. Decora brands are sold primarily in the U.S. to kitchen and bath specialty dealers. Schrock and Aristokraft both compete with a number of manufacturers, including Masco's Merillat and KraftMaid, Armstrong World Industries, Triangle Pacific, American Woodmark and Mill's Pride.

         Master Lock manufactures key-controlled and combination padlocks, chain and cable locks, bicycle locks, built-in locker locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors and to home centers, hardware and other retail outlets, while sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Sales are made through independent manufacturers' representatives, primarily in the U.S. and Canada, as well as through Master Lock's own sales force. Master Lock competes with Abus, Belwith, Kryptonite, Hampton, American Lock, and various imports in the padlock segment. In March 1998, Master Lock sold its Door Hardware Division to Ingersoll Rand's Schlage subsidiary.

         Waterloo manufactures tool storage products, consisting primarily of high quality steel tool boxes, tool chests, workbenches and related products manufactured for private label sale by a number of the largest national retailers in the U.S. Similar products are sold under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo also manufactures hospital carts and storage units and sells such products to institutional users. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On, and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category.

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

         Sales of MasterBrand operating companies' products are becoming increasingly concentrated in a smaller number of major customers, principally mass merchant superstores, home centers and large distributors and home builders. The MasterBrand operating companies also are increasingly facing competition on a value-priced basis. The continued consolidation of MasterBrand's customers and the growth of large mass merchants and home centers will continue to present pricing and service challenges to manufacturers and will present opportunities for the most efficient manufacturers.

Office Products

         ACCO World Corporation ("ACCO") is a holding company for subsidiaries engaged in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products, supplies, personal computer accessory products, time management products, presentation aids and label products. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries' specifications by third party suppliers, throughout the world, principally in the U.S., Canada, western Europe, Australia, Taiwan and China.

         ACCO Brands, Inc. ("ACCO Brands"), ACCO's primary U.S. operating company, manufactures or sells binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, computer supplies and accessories, labels and presentation products. ACCO Canada Inc. ("ACCO Canada"), a subsidiary of ACCO, manufactures a limited product range and distributes in Canada a range of office products similar to that distributed by ACCO Brands in the U.S. Principal office products brands include ACCO fastener products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads, Perma Products corrugated storage products, Kensington computer accessories and supplies, MACO and Wilson Jones labels and Apollo presentation products. Products are sold throughout the U.S. and Canada by in-house sales forces and independent representatives to office and computer products wholesalers, retailers, dealers, mail order companies and mass merchandisers. Recent acquisitions of North American office products companies include the following: in 1997, Advanced Gravis Computer Technology Ltd., a leading marketer of personal computer joysticks and game pads, and also in 1997, May Tag & Label Corp., a manufacturer of labeling products sold under the MACO brand; and in February 1998, the Apollo group of companies, a North American leader in presentation products.

         Subsidiaries of ACCO Europe PLC ("ACCO Europe"), another subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines, storage and retrieval filing systems and presentation products. ACCO Europe's products are sold primarily in the U.K., Ireland, western Europe and Australia through its subsidiaries' sales forces and through distributors. Principal brands used by ACCO Europe's subsidiaries include ACCO fastening products, Kensington computer accessories, Rexel stapling products, Nyrex and Twinlock filing products, Nobo and Sasco presentation products and, in Australia, Marbig products. In 1997, a subsidiary of ACCO Europe acquired Nobo Group plc, a leading manufacturer of presentation aids, principally in the U.K. and continental Europe.

         Day-Timers, Inc.("Day-Timers"), a subsidiary of ACCO, manufactures personal organizers, planners and time management computer software in the U.S. Management believes Day-Timers is the leading direct marketer of time management aids in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries of Day-Timers, through direct mail advertising, catalogs to consumers and businesses, and electronic commerce. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers. ACCO Brands also conducts time management seminars for personnel of corporations in the U.S. and similar activities are conducted by Day-Timer's subsidiaries in Canada, Australia and Europe.

         The office products business is increasingly concentrated in a small number of major customers, principally office products superstores, wholesalers and contract stationers. The continuing consolidation of both competitors and customers is causing increased pricing pressures that have negatively affected results. The reduction in net prices, particularly in the fourth quarter of 1998, was compounded by the decision of several customers to reduce inventory levels. These conditions are expected to affect comparisons for the first half of 1999 and generally will continue to present challenges for the office products group and its competitors. They also will present opportunities for the most efficient manufacturers.

         Management believes that manufacturing within the office products industry remains highly fragmented; however, significant manufacturing consolidations occurred during 1998, particularly the acquisition of Leitz by Esselte and of IBICO by GBC. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a regional basis only. Many manufacturers supply a relatively narrow range of products. ACCO's key competitors on a world-wide basis include Avery Dennison, Esselte, Newell, Fellowes, Atapco and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Day-Runner, and key competitors in the international market for personal organizers, although less developed than in the North American market, include Filo Fax in the U.K. and Quo Vadis in France. In computer accessories, ACCO competes against Logitech, Fellowes, Microsoft and others. ACCO's operating companies compete on the basis of product quality, price, service and responsiveness to consumer preferences.

         ACCO's subsidiaries purchase raw materials, components and products from a variety of sources, including non-U.S. vendors, on competitively available terms that fluctuate based on market conditions. ACCO is establishing substantial and growing production operations in Mexico, helping to reduce its cost base.

Golf Products

         Acushnet Company ("Acushnet"), together with its subsidiaries, is a leading manufacturer and distributor of golf balls, golf clubs, golf shoes and golf gloves. Other products include bags, carts, dress and athletic shoes as well as socks and accessories. Acushnet's leading brands are Titleist and Pinnacle golf balls; DCI, Titleist Titanium, Vokey design, Scotty Cameron by Titleist and Bulls Eye golf clubs and putters; FootJoy Classics and DryJoys golf shoes;

and FootJoy Sta-Sof and Weather-Sof golf gloves. Acushnet products are sold primarily to golf pro shops throughout the U.S. by the Titleist and FootJoy Worldwide Division sales force and to sporting goods stores and mass merchants through the Acushnet Golf Division. Sales are made in the U.K., Canada, Germany, Austria, Denmark, France, Sweden, The Netherlands, Thailand, South Africa and Japan through subsidiaries, in Ireland through a branch of a U.K. subsidiary, and outside these areas through distributors or agents. Cobra is a subsidiary that is a leading manufacturer and distributor of golf clubs, with emphasis on oversized graphite shafted golf clubs marketed and sold under the Cobra brand name. Other Cobra products include specialty golf clubs, Bobby Grace by Cobra putters, golf balls, golf bags and golf accessories. Cobra's products are sold to on-course golf pro shops and selected off-course specialty stores throughout the U.S. by Cobra's sales force. Cobra markets its products internationally through Acushnet's subsidiaries in the U.K., continental Europe, Canada, Japan and Thailand, through an exclusive licensee in Australia and outside these areas through distributors.

         Acushnet and its subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. In golf balls, Acushnet's main competitors are Spalding, Wilson, Dunlop/Slazenger and Bridgestone. In golf clubs, Callaway, Taylor Made, Ping, Tommy Armour, Spalding, Wilson and Mizuno are the main competitors. In golf shoes, Etonic, Nike, Dexter, Reebok, Mizuno, Stylo and Adidas are the main competitors. In golf gloves, Wilson, Etonic, Daiwa, Dunlop/Maxfli, Kasco, Slazenger, Tommy Armour, Mizuno and Bridgestone are the main competitors.

         The United States Golf Association establishes standards for golf equipment used in competitive play in the United States. The USGA has announced its intention to propose a new rule in the late summer of 1999 addressing the initial velocity and overall distance standard for golf balls. Until more details regarding the proposed rule change become available, we cannot determine whether it would have an effect on Acushnet's group's golf ball business and/or the golf ball industry. Taylor Made Golf and Nike have recently introduced golf balls into their product offerings. Callaway Golf announced it intends to do so in the near future. Each company has significant brand awareness in the golf market that could encourage purchases of their respective golf ball products by the trade and by consumers. It is not possible to predict what effect, if any, the Callaway, Taylor Made and Nike golf balls will have on Acushnet's or its competitors' business.

         The golf club market was adversely affected in 1998 by lower consumer demand, leading to increased inventory and price discounting. These changes led to an estimated revenue decline in the U.S. market in the range of 10-15%. Both the Titleist and Cobra brands were affected by the overall weakness in the market for irons, though both achieved volume gains in metal woods. Titleist golf club net sales were up on a favorable product mix and firm pricing. For Cobra, sales results were more in line with the overall market trend and profits declined significantly, particularly in the second half of the year. Conditions in the club market and the overall inventory levels are likely to affect comparisons in 1999. Aggressive actions are underway to bring Cobra expenses in line with lower demand and to identify further synergies between Titleist and Cobra. On November 2, 1998, the USGA announced the immediate implementation of a new rule with respect to the performance of golf clubs. Registrant believes that most or all of Acushnet's group's golf products currently marketed and under development will conform to this new rule. In the long term, this new rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term this new rule will have a material effect on the golf club industry and on Registrant's golf products segment.

         Acushnet's advertising and promotional campaigns rely in part on a large number of touring professionals and club professionals using and endorsing its products. Acushnet has been competing for the endorsement and promotional services of touring professionals. As a result, these costs have risen and may continue to rise.

         There is currently a substantial market in "knock-off" and counterfeit golf clubs which imitate or copy the protected features of original equipment manufacturer golf club products. Acushnet has an active program of enforcing its intellectual property rights against those who make or sell such products.

Spirits and Wine

         Jim Beam Brands Worldwide, Inc. ("JBB Worldwide") is a holding company for subsidiaries in the distilled spirits and wine business. Principal subsidiaries include Jim Beam Brands Co. ("Beam"), Alberta Distillers Limited ("Alberta"), JBB (Asia-Pacific) Pty. Limited ("JBB (Asia-Pacific)") and JBB (Greater Europe) PLC ("JBB (Greater Europe)").

         Principal markets for the products of JBB Worldwide's subsidiaries are the U.S., the U.K. and Australia. Approximately 80% of JBB Worldwide subsidiary sales are to these three markets, with the U.S. and the U.K. representing 54% and 16% of sales, respectively.

         JBB Worldwide's leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, Gilbey's gin and Gilbey's vodka are produced and sold in the U.S. under a license expiring September 30, 2007 and the rights to Kamchatka vodka brand in California are claimed by another entity.

         Beam, whose operations are located in the U.S., currently produces, or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka, rum, tequila and cognac. As discussed below, in 1998 Beam also added wines to its product offerings. Alberta, located in Canada, produces and sells in Canada a line of distilled spirits; produces Canadian whisky and other distilled spirit products for export to the U.S.; sells bulk Canadian whisky into a variety of export markets; and imports and distributes wines. JBB (Asia-Pacific) is located in Australia and sells JBB Worldwide subsidiary products (primarily Jim Beam bourbon whiskey) as well as several brands under agency agreements. JBB (Greater Europe) is located in the U.K. and produces, bottles, and sells blended and single malt Scotch whiskies, markets and sells vodka, and sells Scotch whisky in bulk. Under the JBB Worldwide holding company structure, Beam, Alberta, JBB (Greater Europe), and JBB (Asia-Pacific) have each been given the responsibility of selling the combined branded product portfolio in designated markets around the world.

         Beam and its predecessors have been distillers of bourbon whiskey since 1795. Beam's nine leading brand names are Jim Beam Bourbon Whiskey, Windsor Canadian Supreme Whisky, Lord Calvert Canadian Whisky, DeKuyper cordials, Gilbey's gin, Gilbey's vodka, Kamchatka vodka, Wolfschmidt vodka and Kessler American Blended Whiskey. Principal bourbon whiskey brand names are Jim Beam, the largest-selling bourbon whiskey in the U.S. and in the world, four premium and super premium bourbon whiskeys (Booker's, Knob Creek, Baker's and Basil Hayden's) sold under the Small Batch bourbon whiskey designation, Jim Beam & Cola, which combines Jim Beam bourbon whiskey with a cola soft drink, Old Grand-Dad, Old Crow and Old Taylor. DeKuyper is the top-selling cordial line in the U.S. Beam also produces Chateaux and Leroux cordials, Beam's 8-Star Blend and Calvert Extra blended whiskeys, Dark Eyes vodka and Calvert gin, and imports, in bottle or in bulk, Canada House Canadian Whisky (produced by Alberta), The Dalmore and The Claymore Scotch whiskies (both produced by JBB (Greater Europe)), Kamora coffee liqueur, After Shock cinnamon liqueur (produced by Alberta), Ronrico and Pusser's rums, El Tesoro and Chinaco tequilas and A. de Fussigny cognacs.

         In August 1998, JBB Worldwide purchased the Geyser Peak wine business and adjacent vineyard property. The winery is located in Alexander Valley, Sonoma County, California. Geyser Peak wine brands include ultra-premium Geyser Peak Reserve and Venezia, super-premium Geyser Peak and popular premium Canyon Road. The premium category is generally divided by the trade into three segments: ultra premium wines that retail at over $14 per bottle; super premium wines that retail between $7 and $14 per bottle; and popular premium wines that retail between $3 and $7 per bottle. In February 1998, JBB Worldwide formed a joint venture to distribute the Barwang brand of Australian wines on a global basis, except in Australia and New Zealand.

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

         The distilled spirits business is highly competitive, with many brands sold in the consumer market. Management believes there are approximately nine major competitors worldwide and many smaller distillers and bottlers. Management also believes that, based on units and sales value, the JBB Worldwide group, with four brands that each sell over one million cases worldwide, is the second or third largest producer and marketer of distilled spirits in the U.S. and is among the nine major competitors worldwide. JBB Worldwide's subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. Through 1995, consumption of distilled spirits declined in many countries, including the U.S. However, since 1996, consumption in the U.S. has been steady or increased slightly, indicating that the historic decline may be reversing. Since 1996, Beam's total depletions (sales from distributors to retailers) have declined. In 1998, total depletions were down slightly in the U.S., although the rate of decline slowed from prior years, and depletions of Jim Beam bourbon and DeKuyper cordials increased. The decline in the total number of cases sold by Beam may be due to its historic concentration of mid-to-low priced products that may not be benefiting from the factors influencing the recent industry trends. The number of cases sold by Beam also may be affected by price increases taken in recent years to increase its profits as compared to unit sales.

         The merger of Grand Metropolitan PLC and Guinness PLC to create Diageo PLC in late 1997 may reflect a trend towards consolidation in the highly competitive global spirits business. The creation of Diageo PLC, and the breadth of its portfolio, as well as the continued consolidation of the supplier, distributor and retailer tiers may present pricing and service challenges for distilled spirits producers, as well as opportunities for the most efficient producers.

         The principal raw materials for the production, storage and aging of distilled products are primarily corn, other grains, and new oak barrels, and are readily available from a number of sources except that new oak barrels are available from only two major sources, one of which is owned by a competitor. Beam has entered into a long-term supply agreement for new oak barrels. Blended Scotch whiskies are composed of a variety of grain and malt whiskies blended to provide a consistent product. The Scotch industry is therefore dependent on the trading of whiskies between whisky companies.

         The principal raw materials used in the production of wines are grapes, barrels and packaging materials. Grapes are primarily purchased from independent growers under long-term supply contracts and, from time to time, are adversely affected by weather and other forces which may limit production. In fiscal 1998, approximately 5-10% of Geyser Peak's total grape supply came from company-owned land.

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

         The production, storage, transportation, distribution and sale of the products of JBB Worldwide's subsidiaries are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits and wine in whole or in part. As a result of the publicity surrounding litigation against manufacturers of tobacco products, some commentators have speculated that other industries, including beverage alcohol, may some day also be targets of litigation. Registrant believes, and counsel has advised generally, that if such actions were commenced, Registrant and its subsidiaries would have meritorious defenses to such suits and they would be vigorously contested.

         In the U.S., U.K. and many other countries, distilled spirits and wine are subject to federal excise taxes and/or customs duties as well as state, local and other taxes. There have been no increases in the U.S. federal excise tax since January 1, 1991, although proposals to increase such taxes have been made from time to time. In addition, there are proposals pending to increase or impose new distilled spirits taxes in various jurisdictions.

         The U.K. budget announced in March 1998 raised duties on a typical pint of beer by one pence and a typical bottle of wine by four pence. The U.K. budget announced in March 1999 did not provide for an increase on duties on a typical pint of beer or a typical bottle of wine.

         The U.K. budget announcements in March 1998 and 1999 did not provide for an increase in excise tax duties on distilled spirits. Changes in the U.K. excise duties on distilled spirits in recent years have resulted in increases or decreases in the price of a typical 700 milliliter bottle of Scotch whisky as follows:

                                                        Amount of
                                   Effective            Increase
                                   Date                 (Decrease)
                                   -----------------    ----------
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

         Previously, there has been discussion and legislation introduced to ban U.S. television advertising of spirits. Although no legislation is currently pending or has been enacted, most TV networks and local affiliated stations in the U.S. currently decline to accept distilled spirits advertising. JBB Worldwide's operating subsidiaries outside the U.S. have conducted broadcast advertising in markets where legal. In addition, the Bureau recently approved two statements for wine labels referencing the health effects of wine consumption. Producers may voluntarily place these statements on wine labels, but Beam has no present intention of placing either statement on its wine labels. The Bureau has not yet authorized such statements for beer or spirits labels. It is not possible to predict the effect, if any, the use of these statements may have on Beam's or its competitors' businesses. The approval of these statements also has generated criticism and calls for additional legislative restrictions on beverage alcohol advertising, although to date, no such legislation has been proposed or is pending. It is also not possible to predict when or whether additional restrictions on advertising may be implemented in the U.S. or elsewhere. If new restrictions are implemented, they may have an adverse effect on unit sales and industry trends.

Other Matters

         Employees

         Registrant and its subsidiaries had, as of December 31, 1998, the following number of employees:

            Home Products                                       10,500
            Office Products                                      8,400
                                                                ------
                 Home and Office Products                       18,900
            Golf Products                                        4,650
            Spirits and Wine                                     2,300
            Corporate Headquarters                                 190
                                                                ------
            Total                                               26,040
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

         Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 1998 Annual Report to Stockholders of Registrant, which table is incorporated herein. Registrant has investments in various foreign countries, principally the United

Kingdom, as well as Australia and Canada, and, therefore, changes in the value of the currencies of these countries can have an effect on Registrant's financial statements when translated into U.S. dollars.

Item 2.  Properties.

         Registrant leases its principal executive offices in Old Greenwich, Connecticut. The following is a description of the principal properties of Registrant's subsidiaries.

Home Products

         MasterBrand leases its executive offices in Lincolnshire, Illinois and a subsidiary, Moen, owns its executive offices in North Olmsted, Ohio. Principal properties of subsidiaries of MasterBrand include twenty-four plants and two distribution centers owned and operated in the U.S. A 60%-owned joint venture in China owns and operates one plant. In addition, subsidiaries of MasterBrand lease and operate two plants and four warehouses in the U.S. and nine distribution centers, of which seven are in the U.S. and one is in each of Canada and Mexico.

Office Products

         ACCO leases its executive offices in Lincolnshire, Illinois from a subsidiary. Principal properties of subsidiaries of ACCO include seven plants which are owned and operated in the U.S., six in the U.K., and two in each of Australia and Mexico, and one each in Germany, Italy, France and the Republic of Ireland. In addition, subsidiaries of ACCO lease and operate six facilities in the U.S., two in Mexico, three in each of Canada and the U.K., and one in each of France and Italy. Of these leased facilities, (i) five in the U.S. and one in each of Canada and the U.K. are combined manufacturing and distribution facilities, (ii) two in Canada and one in each of Mexico, the U.K., Italy and France are distribution facilities and (iii) one in each of the U.S., Mexico and the U.K. are manufacturing facilities.

Golf Products

         Acushnet owns a combined executive office and research and development facility and a distribution and packaging facility in Fairhaven, Massachusetts. In addition, it owns and operates five plants and two test facilities, all located in the U.S. Acushnet also leases three warehouses, two manufacturing facilities, a test facility, and three research and development facilities, all located in the U.S. Acushnet also leases an office in Taiwan. A subsidiary of Acushnet leases three combined sales office and warehouse facilities in Canada. Other Acushnet subsidiaries own and operate a plant and a warehouse in England, lease a sales office and warehouse in each of Germany, France, Sweden, Austria, Denmark, The Netherlands and South Africa and lease a sales office in the Republic of Ireland. A subsidiary of Acushnet in Japan leases two sales offices and one warehouse facility. A subsidiary of Acushnet in Thailand leases a sales office and warehouse facility in addition to leasing two manufacturing plants through a majority owned joint venture. Acushnet's minority-owned joint venture in China leases and operates one plant. Cobra leases a combined executive office and distribution center, a combined administrative and assembly facility, and a combined warehouse and distribution center all located in Carlsbad, California.

Spirits and Wine

         JBB Worldwide operates from executive offices leased by Beam in Deerfield, Illinois. Other subsidiaries of JBB Worldwide lease offices in Glasgow, Scotland; Burnaby, British Columbia, Canada; and Gordon, New South Wales, Australia. Subsidiaries of JBB Worldwide own and operate seven bottling plants, twelve distilleries (of which three are malt distilleries not currently in use), a winery (including vineyards, production and bottling facilities on site) and numerous warehouses for the aging of bulk whiskeys all located in the U.S., Scotland and Canada. In addition, JBB Worldwide subsidiaries lease sales offices and warehouse space for the storage of promotional material in various locations throughout the world.

         Registrant and its subsidiaries are of the opinion that their properties are suitable to their respective businesses and have productive capacities adequate to the needs of such businesses.

Item 3.  Legal Proceedings.

Overview

         On December 22, l994, Registrant sold The American Tobacco Company ("ATCO") to Brown & Williamson Tobacco Corporation ("B&W"), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO ("the Indemnitors") agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

         Numerous legal actions, proceedings and claims are pending in various jurisdictions against leading tobacco manufacturers, including B&W both individually and as successor by merger to ATCO, based upon allegations that cancer and other ailments have resulted from tobacco use. Registrant has been named as a defendant in some of these cases. These claims generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and other damages and purporting to be brought on behalf of classes of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by foreign governments, unions, federal and state taxpayers and others seeking reimbursement for health care expenditures allegedly caused by cigarette smoking.

As noted below, in 1998, certain United States tobacco companies, including B&W, entered into a Master Settlement Agreement that resolved all remaining health care cost recovery cases brought by the various States, U.S. territories, and the District of Columbia. Damages claimed in some of the smoking and health class actions and remaining health care cost recovery cases range into the billions of dollars.

         Certain former asbestos manufacturers and asbestos manufacturers' personal injury settlement trusts have also sought unspecified amounts in indemnity or contribution in third party actions against all or most of the major domestic tobacco manufacturers. It has also been reported that civil and criminal investigations of tobacco manufacturers are pending before certain prosecutorial and other authorities. Reports have also stated that the federal government is considering filing an action seeking reimbursement for health care expenditures allegedly related to cigarette smoking. President Clinton advocated the filing of such a lawsuit during his State of the Union Address to Congress on January 19, 1999.

         In recent years there has been a substantial increase in the number of smoking and health cases filed in the United States, a trend which continued to accelerate in 1998.

Individual Cases

         As of March 29, 1999, there were approximately 230 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 97 such cases as of March 27, 1998. See "List of Pending Cases" below.

Class Actions

         As of March 29, 1999, there were approximately 28 purported smoking and health class actions pending in which Registrant has been named as one of the defendants (including four that involve allegations of various personal injuries relating to exposure to environmental tobacco smoke ("ETS"), compared with approximately 25 such cases as of March 27, 1998. See "List of Pending Cases" below.

Health Care Cost Recovery Actions

         As of March 29, 1999, there were approximately 9 health care recovery actions pending in which Registrant has been named as one of the defendants, compared with approximately 17 such cases as of March 27, 1998. See "List of Pending Cases" below.

Recent Case Developments

         On June 22, 1998, a Florida appellate court overturned a verdict by a Florida jury that had awarded a former smoker and his spouse $750,000 in a smoking and health case against B&W (as successor by merger to ATCO) (Carter v. American Tobacco Company, et al.). The court found, among other things, that the action had been time-barred. On July 7, 1998, plaintiffs moved for rehearing and clarification, which the appellate court denied on December 31, 1998. Plaintiffs have filed a petition seeking discretionary review by the Florida Supreme Court of the appellate court's June 22, 1998 and December 31, 1998 decisions. B&W has opposed this petition. Registrant was not a party to the Carter litigation.

         On June 10, 1998, a jury in a Florida case awarded the estate of a smoker $52,249 for medical expenses, $500,000 to his surviving widow for loss of companionship and protection, and for pain and suffering, and $450,000 in punitive damages, in a smoking and health case against B&W (individually and as successor by merger to ATCO) (Widdick v. Brown & Williamson Tobacco Corporation, et al.). On June 22, 1998, B&W filed a motion for judgment notwithstanding the verdict or for a new trial. While a decision on that motion was pending, on August 13, 1998, a Florida appellate court ruled that the trial court should have granted B&W's motion prior to the trial to transfer the case to the Circuit Court of Palm Beach or Broward County. On January 29, 1999, pursuant to a motion by B&W, and based on its August 13, 1998 decision, the appellate court vacated the final judgment and set aside the jury verdict. On February 11, 1999, plaintiff filed a motion for rehearing or, in the alternative, for certification to the Florida Supreme Court. The appellate court denied plaintiff's motion for rehearing and certification on March 10, 1999. Registrant is not a party to the Widdick litigation.

         In July of 1998, trial began in a Florida action against B&W (individually and as successor by merger to ATCO) and other U.S. tobacco manufacturer defendants brought on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine (Engle v. R.J. Reynolds Tobacco Company, et al.). This trial is still in progress. Registrant is not a party to the Engle litigation.

         In January of 1999, trial began in four consolidated cases brought against certain tobacco manufacturers in state court in Memphis, Tennessee. B&W is a defendant in two of the cases, and is a defendant as successor to ATCO in another of the cases. (Newcomb v. R.J. Reynolds Tobacco Company, et al.; McDaniel v. Brown & Williamson Tobacco Corporation, et al.; Settle v. Brown & Williamson Tobacco Corporation). Plaintiffs allege that their decedents died as a result of smoking cigarettes manufactured by defendants. This trial is still in progress. Registrant is not a party to this litigation.

         In February of 1999, trial began in federal court in Akron, Ohio in a class action brought on behalf of a variety of union health funds located in Ohio against B&W (individually and as successor by merger to ATCO) and others to recover health care expenditures allegedly caused by smoking. (Iron Workers Local Union No. 17 Insurance Fund v. Philip Morris, Inc., et al.). On March 18, 1999, the jury returned a verdict in favor of defendants. Registrant is not a party to the Ohio Ironworkers litigation.

         On February 9, 1999, a jury in San Francisco, California returned a verdict in favor of a former smoker who claimed that she contracted lung cancer as a result of smoking. (Henley v. Philip Morris Incorporated, et al.) The jury awarded the plaintiff $1.5 million in compensatory damages and $50 million in punitive damages. Philip Morris is the sole defendant to this action and has filed motions for judgment notwithstanding the verdict.

Resolution of Health Care Cost Recovery Actions By States, U.S. Territories and the District of Columbia

         On November 23, 1998, certain U.S. tobacco companies, including B&W, entered into a Master Settlement Agreement (the "MSA") with certain state attorneys general that would result in the dismissal of all remaining health care reimbursement lawsuits brought by the various States, U.S. territories, and the District of Columbia. Registrant is not a party to the MSA and is not bound by any of the payment obligations or other restrictions of the MSA. As discussed below, health care cost recovery actions filed by the states of Minnesota, Texas, Florida and Mississippi were settled separately prior to the MSA.

         Under the MSA, the settling States agree to dismiss their current health care reimbursement lawsuits and not to refile such suits in the future. The MSA provides for the release by the settling States of claims for past conduct, acts or omissions (including future damages resulting from past conduct, acts or omissions) in any way related, in whole or in part, to the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products. The release includes any claim that was brought or comparable claims that could have been brought by the States in their health care cost recovery actions. It also includes claims for future conduct, acts or omissions, or claims in any way related, in whole or in part, to the use of or exposure to tobacco products manufactured in the ordinary course of business, including future claims for reimbursement of health care costs allegedly associated with the use of or exposure to tobacco products. All 52 government entities permitted to participate in the MSA, including 46 States, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia, have dismissed their health care reimbursement suits pursuant to the MSA.

         The MSA provides for the release of claims against participating manufacturers, as well as their predecessors, successors, and past, present, and future affiliates. "Affiliate" is defined to include past or present persons or entities who own or control, are owned by or controlled by, or are under common ownership of a 10% or more equity interest. Registrant understands that it is a released party under the terms of the MSA.

         Under the MSA, participating manufacturers are required to make initial "upfront" payments totaling nearly $13 billion between 1998 and 2003 to the settling States. Additional annual payments must be made beginning in 2000 in perpetuity (starting at $4.5 billion in 2000 and increasing to $9 billion in 2018 and thereafter), and payments to several funds (a "strategic contribution" fund to reward individual States for their contributions to the settlement, a public health foundation, and a public advertising and awareness fund) are also required. Further payments of $300 million per year will also be required, if the market share of the participating manufacturers in the preceding year was at least 99.05%. These payments are subject to various credits and adjustments, depending on industry volume, inflation, and other factors. The initial up front payment will be allocated among the participating manufacturers according to market capitalizations; all other payments are to be allocated according to market share. Moreover, participating manufacturers have agreed to a variety of additional restrictions and limitations, including, for example, restrictions on advertising, marketing and lobbying. The MSA also calls for the participating manufacturers to pay attorneys' fees for the States' attorneys in the settled litigation.

Minnesota

         A settlement with the State of Minnesota was reached on May 8, 1998. Under the terms of this settlement, the settling defendants must make initial payments to the State of Minnesota totaling approximately $1.3 billion in annual installments from 1998 through 2003. (Certain of these amounts may be adjusted for inflation and changes in sales volume.) In addition, annual payments due to Minnesota totaled $102 million in 1998, and are to increase incrementally to a total of $204 million for 2003, and continue in that amount thereafter. Total annual payments may be adjusted for inflation and changes in sales. The Minnesota settlement also requires payments totaling $469 million to Blue Cross and Blue Shield of Minnesota in installments beginning in 1998 and ending in 2003. The settling defendants are also to pay a total of $10 million per year for ten years to a national research account. The settling defendants have also agreed to a number of non-financial terms in the settlement of the Minnesota action, including restrictions on advertising and merchandising. The settling defendants have further agreed to pay the plaintiffs' attorneys' fees.

         In addition, because of the Minnesota settlement, Texas, Florida and Mississippi will receive increased payments under their own settlement agreements, which provide that terms of subsequent state tobacco settlement agreements may be incorporated into the Texas, Florida and Mississippi agreements. Texas, Florida and Mississippi will receive these additional payments, because the Minnesota agreement requires payments different from the Texas, Florida and Mississippi agreements.

         Registrant was not a party to the Minnesota case. It is neither a party to the settlement agreement nor required to pay any money under it.

Texas

         A settlement with the State of Texas was reached on January 16, 1998. Under the terms of this settlement, the settling defendants were required to pay the State of Texas initial payments totaling $725 million and $264 million to fund anti-smoking initiatives. In addition, annual payments due to Texas totaled $290 million in 1998, and are to increase incrementally to a total of $580 million for 2003, and continue in that amount thereafter. Total annual payments may be adjusted for inflation and changes in sales. Allocation of payment among individual companies is based on their share of domestic cigarette sales. Total payments to the State of Texas are to increase by $2.275 billion due to the Minnesota settlement; this additional amount is to be paid in installments over several years. The settling defendants have further agreed to pay the State's attorneys fees.

         Registrant was not a party to the Texas case. It is neither a party to the settlement agreement nor required to pay any money under it.

Florida

         A settlement with the State of Florida was reached on August 25, 1997. Under the terms of this settlement, the settling defendants were required to pay a total of $550 million into a special escrow account as well as $200 million to support a pilot program aimed at reducing youth smoking. In addition, annual payments due to Florida totaled $220 million in 1998, and are to increase incrementally to $440 million in 2003, and continue in that amount thereafter. Total annual payments may be adjusted for inflation and changes in sales. Allocation of payment among individual companies is based on their share of domestic cigarette sales. Total payments to the State of Florida are to increase by $1.75 billion due to the Minnesota settlement; this additional amount is to be paid in installments over several years. The settling defendants have further agreed to pay the State's attorneys fees.

         Registrant was dismissed as a defendant from this action, and is neither a party to the settlement nor required to pay any money under it.

Mississippi

         A settlement of the State of Mississippi action was reached on July 2, 1997. Under the terms of this settlement, the settling defendants were required to make initial payments to the State totaling $170 million. In addition, annual payments due to Mississippi totaled $68 million in 1998 and are to increase incrementally to a total of $136 million for 2003, and continue in that amount thereafter. Total annual payments may be adjusted for inflation and changes in sales. Allocation of payment among individual companies is based on their share of domestic cigarette sales. Total payments to the State of Mississippi are to increase by $550 million due to the Minnesota settlement; this additional amount is to be paid in installments over several years. The settling defendants have further agreed to pay the State's attorneys fees.

         Registrant was voluntarily dismissed from this action, and is neither a party to the settlement nor required to pay any money under it.

List of Pending Cases

         For a list of pending cases, see Exhibit 99 to this Form 10-K and, for a discussion of other pending litigation, see Note 19 "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

List of Terminated Cases

         For a list of terminated cases, see Exhibit 99 to this Form 10-K.

Conclusion

         Management believes that there are meritorious defenses to the pending actions referred to in Exhibit 99 of this Form 10-K and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of Registrant as long as the Indemnitors continue to fulfill their obligations to indemnify Registrant under the aforementioned indemnification agreement (see "Overview" on page 16).

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 4a. Executive Officers of the Registrant.

         The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                              Present positions and offices with
                          Registrant and principal occupations during
Name                               during the past five years                Age
----                         ------------------------------------            ---
Thomas C. Hays            Chairman of the Board and Chief Executive           63
                          Officer of Registrant since January 1995;
                          President and Chief Operating Officer of
                          Registrant prior thereto

Norman H. Wesley          President and Chief Operating Officer of            49
                          Registrant since January 1999; Chairman of the Board and Chief Executive Officer of
                          Fortune Brands Home and Office, Inc. since
                          December 1997 and MasterBrand Industries,
                          Inc. since April 1997 and Chairman of ACCO
                          World Corporation since October 1998;
                          Chairman and Chief Executive Officer of ACCO
                          World Corporation from May 1997 to October
                          1998; President and Chief Executive Officer of ACCO World Corporation prior thereto

John T. Ludes             Vice Chairman of Registrant since January           62
                          1999; President and Chief Operating Officer of Registrant from January 1995 to December
                          1998; Group Vice President of Registrant and
                          President and Chief Executive Officer of
                          Acushnet prior thereto

Gilbert L. Klemann, II    Executive Vice President - Corporate of             48
                          Registrant since January 1999; Executive
                          Vice President - Strategic and Legal Affairs of Registrant during 1998; Senior Vice
                          President and General Counsel of Registrant prior thereto

Dudley L. Bauerlein, Jr.  Senior Vice President and Chief Financial           52
                          Officer of Registrant since January 1995;
                          Vice President and Treasurer of Registrant prior thereto

                              Present positions and offices with
                          Registrant and principal occupations during
Name                               during the past five years                Age
----                         ------------------------------------            ---

Craig P. Omtvedt          Senior Vice President and Chief Accounting          49
                          Officer of Registrant since January 1998;
                          Vice President and Chief Accounting Officer of Registrant during 1997; Vice President -
                          Deputy Controller and Chief Internal Auditor of Registrant during 1996; Deputy Controller and Chief Internal Auditor of Registrant during 1995; Deputy Controller of Registrant prior thereto

Mark A. Roche             Senior Vice President and General Counsel of        44
                          Registrant since January 1999; Vice
                          President and General Counsel during 1998;
                          Vice President and Associate General Counsel of Registrant from January 1996 to December
                          1997; Associate General Counsel of
                          Registrant prior thereto

Robert J. Rukeyser        Senior Vice President - Corporate Affairs of        56
                          Registrant

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

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

         See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 1998 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On February 26, 1999, there were 40,968 record holders of Registrant's Common Stock, par value $3.125 per share.

Item 6.  Selected Financial Data.

         See the information for 1994 through 1998 in the table captioned "Six-Year Consolidated Selected Financial Data" contained in the 1998 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         See the discussion and analysis under the captions "Results of Operations" and "Financial Condition" contained in the 1998 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         See the discussion and analysis under "Market Risk," "Foreign Exchange Contracts" and "Interest Rates" under the caption "Financial Condition" in the 1998 Annual Report to Stockholders of Registrant, which discussion is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         See the information in the Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 1998 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 1998 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

         See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 27, 1999, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11. Executive Compensation.

         See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of

Registrant to be held on April 27, 1999, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         See the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 27, 1999, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

           Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996 contained in the 1998 Annual Report to Stockholders of Registrant is incorporated herein by reference.

           Consolidated Balance Sheet as of December 31, 1998 and 1997 contained in the 1998 Annual Report to Stockholders of Registrant is incorporated herein by reference.

           Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996 contained in the 1998 Annual Report to Stockholders of Registrant is incorporated herein by reference.

           Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 contained in the 1998 Annual Report to Stockholders of Registrant is incorporated herein by reference.

           Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Stockholders of Registrant are incorporated herein by reference.

           Report of Independent Accountants contained in the 1998 Annual Report to Stockholders of Registrant is incorporated herein by reference.

(2)      Financial Statement Schedules

           See Index to Financial Statement Schedule of Registrant and subsidiaries at page F-1, which Index is incorporated herein by reference.

(3)      Exhibits

3(i). Restated Certificate of Incorporation of Registrant as in effect on the date hereof.

3(ii)a.       Amendments to By-laws of Registrant.

3(ii)b.       By-laws of Registrant as in effect on the date hereof.

10a1. Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b1. 1986 Stock Option Plan of Fortune Brands, Inc. and amendments thereto are incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2.         Amendment to 1986 Stock Option Plan of Fortune Brands, Inc.
              constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3. Amendment to 1986 Stock Option Plan of Fortune Brands, Inc. and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b4.         Amendment to the 1986 Stock Option Plan of Fortune Brands, Inc.
              and Amendments thereto constituting Exhibits 10b1, 10b2 and 10b3 hereto is incorporated herein by reference to Exhibit 10a2 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b5. 1990 Long-Term Incentive Plan of Fortune Brands, Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b6.         Amendment to 1990 Long-Term Incentive Plan of Fortune Brands, Inc.
              constituting Exhibit 10b5 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b7. Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b8. Amendment to Registrant's Non-Employee Director Stock Option Plan constituting Exhibit 10b7 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1998.*

10b9.         Fortune Brands, Inc. Stock Plan for Non-employee Directors.*

10c1. Amended Supplemental Plan of Fortune Brands, Inc. is incorporated herein by reference to Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c5. Amendment made as of the 1st day January, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto is incorporated herein by reference to Exhibit 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10c6. Schedule identifying substantially identical agreements to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c7. Amendment made as of the 24th day of February, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto relating to the trust established in favor of Thomas C. Hays, is incorporated herein by reference to Exhibit 10c7 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10c8. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting
              Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c9. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c8 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c10. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10c8 and 10c9 hereto is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10c11. Amendment made as of the 1st day of August, 1998 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9 and 10c10 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10c12. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c13. Amendment made as of the 24th day of February, 1997 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto, among Thomas C. Hays, Registrant and Chase, is incorporated herein by reference to Exhibit 10c12 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Severance and Retirement Agreement made as of February 24, 1997, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10d1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.

10f1. Resolutions of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10f2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche.*

10g1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10g2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10h1.         Agreement dated January 2, 1991 between Registrant and Gilbert L.
              Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10h2.         Amendment dated November 28, 1994 to the Agreement constituting
              Exhibit 10h1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10h3. Schedule identifying substantially identical agreements to the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto entered into by Registrant with Thomas C. Hays, Norman
              H. Wesley, John T. Ludes, Dudley L.

              Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert
              J. Rukeyser.*

10i1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert
              L. Klemann, II for purposes of paying amounts under the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10i1 hereto is incorporated herein by reference to Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i3. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10i1 and 10i2 hereto is incorporated herein by reference to Exhibit 10i3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10i4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10i1, 10i2 and 10i3 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10j1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10j3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto entered into by Registrant with

              Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10j5. Amendment dated as of August 1, 1998 to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j6. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j5 hereto entered into by Registrant with John T. Ludes, Dudley L. Bauerlein, Jr. and Robert
              J. Rukeyser.*

10j7. Amendment dated as of September 29, 1998 between Registrant and John T. Ludes to the Agreement and Amendments between Registrant and Mr. Ludes substantially identical to Exhibits 10j1, 10j2, 10j3 and 10j5 hereto is incorporated herein by reference to Exhibit 10b5 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j8.         Amendment dated as of August 1, 1998 between Registrant and Craig
              P. Omtvedt to the Agreement and Amendments thereto substantially identical to Exhibits 10j1, 10j2 and 10j3 hereto.*

10j9. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j8 hereto entered into by Registrant with Norman H. Wesley and Mark A. Roche.*

10k1. Rights Agreement, dated as of November 19, 1997, between Registrant and First Chicago Trust Company of New York, as Rights Agent, is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

10l1. Indemnification Agreement, dated as of December 22, 1994, among Registrant, The American Tobacco Company and Brown & Williamson Tobacco Corporation, is incorporated herein by reference to
              Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.

12.           Statement re computation of ratio of earnings to fixed charges.


13.           1998 Annual Report to Stockholders of Registrant.

21.           Subsidiaries of Registrant.

23(i).        Consent of Independent Accountants, PricewaterhouseCoopers LLP.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

27.           Financial Data Schedule for Fiscal Year ended December 31, 1998
              (Article 5).

99.           List of Pending/Terminated Cases.

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

         Registrant filed a Current Report on Form 8-K, dated January 13, 1999, in respect of Registrant's press release dated January 12, 1999 announcing Registrant's expectation of earnings per share growth in 1999 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated January 22, 1999, in respect of Registrant's press release dated January 22, 1999 announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 1998 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated February 18, 1999, in respect of a speech delivered on February 18, 1999 by the Chairman and Chief Executive Officer of Registrant and Executive Vice President and Chief Operating Officer of Jim Beam Brands Worldwide, Inc., a wholly-owned subsidiary of Registrant, at the 1999 Consumer Analyst Group of New York (CAGNY) Conference (Items 5 and 7(c)).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FORTUNE BRANDS, INC.
                                                      (Registrant)

                                           By    /s/  Gilbert L. Klemann, II
                                             ---------------------------------
                                                 Gilbert L. Klemann, II
                                                Executive Vice President
                                                      - Corporate
Date:  March 30, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


/s/ Thomas C. Hays *
-----------------------------
Thomas C. Hays, Chairman of the Board and
Chief Executive Officer (principal executive
officer) and Director
Date:  March 30, 1999


/s/ Norman H. Wesley *
-----------------------------
Norman H. Wesley, President and
Chief Operating Officer and Director
Date:  March 30, 1999


/s/ John T. Ludes *
-----------------------------
John T. Ludes, Vice Chairman and Director
Date:  March 30, 1999


/s/ Gilbert L. Klemann, II
-----------------------------
Gilbert L. Klemann, II, Executive
Vice President - Corporate and Director
Date:  March 30, 1999


/s/ Dudley L. Bauerlein, Jr.
-----------------------------
Dudley L. Bauerlein, Jr., Senior Vice President and
Chief Financial Officer (principal financial officer)
Date:  March 30, 1999

/s/ Craig P. Omtvedt
-----------------------------
Craig P. Omtvedt, Senior Vice President and
Chief Accounting Officer (principal accounting officer)
Date:  March 30, 1999


/s/ Eugene R. Anderson *
-----------------------------
Eugene R. Anderson, Director
Date:  March 30, 1999


/s/ Patricia O. Ewers *
-----------------------------
Patricia O. Ewers, Director
Date:  March 30, 1999


/s/ John W. Johnstone, Jr. *
-----------------------------
John W. Johnstone, Jr., Director
Date:  March 30, 1999


/s/ Sidney Kirschner *
-----------------------------
Sidney Kirschner, Director
Date:  March 30, 1999


/s/ Gordon R. Lohman *
-----------------------------
Gordon R. Lohman, Director
Date:  March 30, 1999


/s/ Charles H. Pistor, Jr. *
-----------------------------
Charles H. Pistor, Jr., Director
Date:  March 30, 1999


/s/ Eugene A. Renna *
-----------------------------
Eugene A. Renna, Director
Date:  March 30, 1999


/s/ Anne M. Tatlock *
-----------------------------
Anne M. Tatlock, Director
Date:  March 30, 1999


/s/ John W. Thompson *
-----------------------------
John W. Thompson, Director
Date:  March 30, 1999

/s/ Peter M. Wilson *
-----------------------------
Peter M. Wilson, Director
Date:  March 30, 1999


*By /s/ A. Robert Colby
-----------------------------
A. Robert Colby, Attorney-in-Fact

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                          Pages
                                                                          -----
FORTUNE BRANDS, INC. AND SUBSIDIARIES

         Report of Independent Accountants                                  F-2

         Schedule
         --------


         II                Valuation and qualifying accounts
                                    For the years ended December 31,
                                    1998, 1997 and 1996                     F-3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
         and Stockholders of
         Fortune Brands, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 3, 1999 appearing on page 57 of the 1998 Annual Report to Stockholders of Fortune Brands, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP




11 Madison Avenue
New York, New York  10010
February 3, 1999

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                 ACCOUNTS For the Years Ended December 31, 1998,
                           1997 and 1996 (In millions)
     ----------------------------------------------------------------------
        Col. A            Col. B      Col. C       Col. D       Col. E
        ------            ------      ------       ------       ------
                                     Additions
                                     ---------
                        Balance at    Charged                   Balance
                        Beginning    to Costs                    at End
Description             of Period   and Expenses  Deductions  of Period
------------------------------------------------------------------------
1998:
   Allowance for cash
      discounts           $ 8.2        $ 93.1      $ 92.4 (1)     $ 8.9
   Allowance for
      returns              20.4         150.3       151.6 (1)      19.1
   Allowance for
      doubtful accounts    25.7          14.3         9.9 (2)      33.4
                                                     (3.3)(3)
                          -----        ------      ------         -----
                          $54.3        $257.7      $250.6         $61.4
                          =====        ======      ======         =====
1997:
   Allowance for cash
      discounts           $ 7.4        $ 71.1      $ 70.3 (1)     $ 8.2
   Allowance for
      returns              18.9         129.0       127.5 (1)      20.4
   Allowance for
      doubtful accounts    23.3          11.9        10.6 (2)      25.7
                                                     (1.1)(3)
                          -----        ------      ------         -----
                          $49.6        $212.0      $207.3         $54.3
                          =====        ======      ======         =====
1996:
   Allowance for cash
      discounts           $ 5.1        $ 64.1      $ 73.1 (1)     $ 7.4
                                                    (11.3)(3)
   Allowance for
      returns              15.6         131.2       130.6 (1)      18.9
                                                     (2.7)(3)
   Allowance for
      doubtful accounts    21.6           5.3         5.7 (2)      23.3
                                                     (2.1)(3)
                          -----        ------      ------         -----
                          $42.3        $200.6      $193.3         $49.6
                          =====        ======      ======         =====

         (1)      Cash discounts and returns allowed customers.
         (2)      Doubtful accounts written off, net of recoveries.
         (3)      Balance at acquisition date of subsidiaries.

                                  EXHIBIT INDEX
                                  -------------
                                                                   Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------
3(i). Restated Certificate of Incorporation of Registrant as in effect on the date hereof.

3(ii)a.       Amendments to By-laws of Registrant.

3(ii)b.       By-laws of Registrant as in effect on the date hereof.

10a1.         Fortune Brands, Inc. Annual Executive Incentive
              Compensation Plan is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b1. 1986 Stock Option Plan of Fortune Brands, Inc. and amendments thereto are incorporated herein by reference to Exhibit 10b2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10b2. Amendment to 1986 Stock Option Plan of Fortune Brands, Inc. constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993.*

10b3. Amendment to 1986 Stock Option Plan of Fortune Brands, Inc. and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b4. Amendment to the 1986 Stock Option Plan of Fortune Brands, Inc. and Amendments thereto constituting Exhibits 10b1, 10b2 and 10b3 hereto is incorporated herein by reference to Exhibit 10a2 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b5.         1990 Long-Term Incentive Plan of Fortune Brands,
              Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994.*

10b6.         Amendment to 1990 Long-Term Incentive Plan of
              Fortune Brands, Inc. constituting Exhibit 10b5 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b7.         Fortune Brands, Inc. Non-Employee Director Stock
              Option Plan is incorporated herein by reference to
              Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b8. Amendment to Registrant's Non-Employee Director Stock Option Plan constituting Exhibit 10b7 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1998.*

10b9.         Fortune Brands, Inc. Stock Plan for Non-employee
              Directors.*

10c1.         Amended Supplemental Plan of Fortune Brands, Inc.
              is incorporated herein by reference to Exhibit
              10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c5. Amendment made as of the 1st day January, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto is incorporated herein by reference to
              Exhibit 10c5 to the Annual Report on Form 10-K of
              Registrant for the Fiscal Year ended
              December 31, 1997.*

10c6. Schedule identifying substantially identical agreements to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto in favor of Thomas C. Hays, Norman H. Wesley,
              John T. Ludes, Dudley L. Bauerlein, Jr., Craig P.
              Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c7. Amendment made as of the 24th day of February, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto relating to the trust established in favor of Thomas C. Hays, is incorporated herein by reference to Exhibit
              10c7 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

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

10c10. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10c8 and 10c9 hereto is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10c11. Amendment made as of the 1st day of August, 1998 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9 and 10c10 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10c12. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and
              10c11 hereto in favor of Thomas C. Hays, Norman H.
              Wesley, John T. Ludes, Dudley L. Bauerlein, Jr.,
              Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c13. Amendment made as of the 24th day of February, 1997 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto, among Thomas C. Hays, Registrant and Chase, is incorporated herein by reference to Exhibit 10c12 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission
              File No. 1-9076.*

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

10f1. Resolutions of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert
              L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10f2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche.*

10g1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson is incorporated herein by reference to
              Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended
              December 31, 1995.*

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

10h3. Schedule identifying substantially identical agreements to the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto entered into by Registrant with Thomas C. Hays, Norman
              H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and
              Robert J. Rukeyser.*

10i1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10i1 hereto is incorporated herein by reference to Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i3. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10i1 and 10i2 hereto is incorporated herein by reference to Exhibit 10i3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10i4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10i1, 10i2 and 10i3 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10j1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to
              Exhibit 10y1 to the Annual Report on Form
              10-K of Registrant for the Fiscal Year ended
              December 31, 1991 maintained in Commission File
              No. 1-9076.*

10j2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992.*

10j3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto entered into by Registrant with Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10j5. Amendment dated as of August 1, 1998 to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j6. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j5 hereto entered into by Registrant with John T. Ludes, Dudley L. Bauerlein, Jr. and Robert J. Rukeyser.*

10j7. Amendment dated as of September 29, 1998 between Registrant and John T. Ludes to the Agreement and Amendments between Registrant and Mr. Ludes substantially identical to Exhibits 10j1, 10j2, 10j3 and 10j5 hereto is incorporated herein by reference to Exhibit 10b5 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j8.         Amendment dated as of August 1, 1998 between
              Registrant and Craig P. Omtvedt to the Agreement and Amendments thereto substantially identical to Exhibits 10j1, 10j2 and 10j3 hereto.*

10j9. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j8 hereto entered into by Registrant with Norman H. Wesley and Mark A. Roche.*

10k1. Rights Agreement, dated as of November 19, 1997, between Registrant and First Chicago Trust Company of New York, as Rights Agent, is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

10l1. Indemnification Agreement, dated as of December 22, 1994, among Registrant, The American Tobacco Company and Brown & Williamson Tobacco Corporation, is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.

12. Statement re computation of ratio of earnings to fixed charges.


13.           1998 Annual Report to Stockholders of Registrant.

21.           Subsidiaries of Registrant.

23(i).        Consent of Independent Accountants,
              PricewaterhouseCoopers LLP.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

27.           Financial Data Schedule for Fiscal Year ended
              December 31, 1998 (Article 5).

99.           List of Pending/Terminated Cases.

              * Indicates that exhibit is a management contract
                or compensatory plan or arrangement.