Form 10-Q
period 1999-03-31
FORTUNE BRANDS INC
filed 1999-05-13
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended March 31, 1999

                              FORTUNE BRANDS, INC.
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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at April 30, 1999 was 167,062,940 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                                    March 31,       December 31,
                                                       1999             1998
                                                   -----------      ------------
                                                   (Unaudited)

Assets

         Current assets
          Cash and cash equivalents                $   43.6         $   40.3
          Accounts receivable, net                    930.0            919.9

          Inventories
           Bulk whiskey                               331.9            338.0
           Other raw materials, supplies and
            work in process                           271.3            280.8
           Finished products                          482.7            468.8
                                                   --------         --------
                                                    1,085.9          1,087.6

          Other current assets                        247.3            217.5
                                                   --------         --------
            Total current assets                    2,306.8          2,265.3

         Property, plant and equipment, net         1,103.8          1,119.9

         Intangibles resulting from
          business acquisitions, net                3,700.4          3,761.3

         Other assets                                 218.5            213.2
                                                   --------         --------
            Total assets                           $7,329.5         $7,359.7
                                                   ========         ========





            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                                March 31,           December 31,
                                                  1999                  1998
                                              ------------          ------------
                                              (Unaudited)

Liabilities and stockholders' equity

   Current liabilities
    Notes payable to banks                     $   58.1             $   71.5
    Commercial paper                              448.3                249.9
    Current portion of long-term debt             182.8                183.3
    Accounts payable                              261.9                274.9
    Accrued taxes                                 491.8                472.4
    Accrued expenses and other liabilities        489.3                592.6
                                               --------              -------
     Total current liabilities                  1,932.2              1,844.6

   Long-term debt                                 974.4                981.7
   Deferred income taxes                           51.2                 49.9
   Postretirement and other liabilities           385.2                386.0
                                               --------             --------
     Total liabilities                          3,343.0              3,262.2
                                               --------             --------

   Stockholders' equity
    $2.67 Convertible Preferred stock -
     redeemable at Company's option                10.4                 10.5
    Common stock, par value $3.125 per
     share, 229.6 shares issued                   717.4                717.4
    Paid-in capital                               144.8                147.6
    Accumulated other comprehensive income        (18.9)                 4.7
    Retained earnings                           5,263.6              5,245.4
    Treasury stock, at cost                    (2,130.8)            (2,028.1)
                                               --------             --------
     Total stockholders' equity                 3,986.5              4,097.5
                                               --------             --------
      Total liabilities and
       stockholders' equity                    $7,329.5             $7,359.7
                                               ========             ========





            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 1999 and 1998
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                              1999                 1998
                                            --------             -------

Net sales                                   $1,292.3            $1,203.5

   Cost of products sold                       677.7               618.7
   Excise taxes on spirits and wine             96.7                87.1
   Advertising, selling, general and
    administrative expenses                    364.3               346.5
   Amortization of intangibles                  27.3                26.3
   Interest and related expenses                25.3                25.1
   Other (income) expenses, net                  0.9                 2.1
                                            --------            --------
Income before income taxes and
    extraordinary items                        100.1                97.7

   Income taxes                                 44.0                44.7
                                            --------            --------
Income before extraordinary items               56.1                53.0

Extraordinary items                                -                (8.4)
                                            --------            --------
Net income                                  $   56.1            $   44.6
                                            ========            ========

Earnings per Common share
   Basic
      Income before extraordinary items         $.33              $ .31
      Extraordinary items                          -               (.05)
                                                ----              -----
      Net income                                $.33              $ .26
                                                ====              =====
   Diluted
      Income before extraordinary items         $.32              $ .30
      Extraordinary items                          -               (.05)
                                                ----              -----
      Net income                                $.32              $ .25
                                                ====              =====
Dividends paid per Common share                 $.22               $.21
                                                ====               ====
Average number of Common shares outstanding
   Basic                                       169.9              172.3
                                               =====              =====
   Diluted                                     173.2              177.1
                                               =====              =====




            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 1999 and 1998
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)
                                                       1999              1998
                                                    ---------          ---------

Operating activities
 Net income                                          $ 56.1             $ 44.6
 Extraordinary items                                      -                8.4
 Depreciation and amortization                         63.8               62.1
 Increase in accounts receivable                      (15.5)             (24.4)
 Increase in inventories                               (5.8)             (54.6)
 Decrease in accounts payable, accrued
  expenses and other liabilities                      (98.5)             (74.5)
 Increase in accrued taxes                             25.0               14.7
 Other operating activities, net                      (22.8)             (17.6)
                                                     ------             ------
  Net cash provided (used) by operating activities      2.3              (41.3)
                                                     ------             ------
Investing activities
 Additions to property, plant and equipment           (38.7)             (49.5)
 Acquisitions, net of cash acquired                       -              (65.3)
 Proceeds from disposition of operations                  -               16.0
 Other investing activities, net                        0.8               (1.0)
                                                     ------             ------
  Net cash used by investing activities               (37.9)             (99.8)
                                                     ------             ------
Financing activities
 Increase in short-term debt, net                     187.4              194.9
 Issuance of long-term debt                             0.4              200.3
 Repayment of long-term debt                           (7.8)            (119.2)
 Dividends to stockholders                            (37.9)             (36.4)
 Cash purchases of Common stock for treasury         (110.3)             (16.9)
 Other financing activities, net                        4.6               35.5
                                                     ------             ------
  Net cash provided by financing activities            36.4              258.2
                                                     ------             ------
Effect of foreign exchange rate changes on cash         2.5                2.5
                                                     ------             ------

  Net increase in cash and cash equivalents             3.3              119.6

Cash and cash equivalents at beginning of period       40.3               54.2
                                                     ------             ------
Cash and cash equivalents at end of period           $ 43.6             $173.8
                                                     ======             ======




            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               for the Three Months Ended March 31, 1999 and 1998
               ---------------------------------------------------
                                  (In millions)
                                   (Unaudited)



                                          $2.67                                  Accumulated
                                    Convertible                                        other                 Treasury
                                      Preferred       Common      Paid-in      comprehensive     Retained     stock,
                                          stock        stock      capital             income     earnings     at cost      Total
===================================================================================================================================
Balance at December 31, 1997            $11.3        $717.4      $151.1              $ 6.9       $5,129.7     $(1,999.3)   $4,017.1

Comprehensive income
   Net income                               -             -           -                  -           44.6             -        44.6
   Changes during the period                -             -           -                9.1              -             -         9.1
                                        -----        ------      ------              -----       --------     ---------    --------
Total comprehensive income                  -             -           -                9.1           44.6             -        53.7
                                        -----        ------      ------              -----       --------     ---------    --------

Dividends                                   -             -           -                  -          (36.4)            -       (36.4)
Purchases                                   -             -           -                  -              -         (17.7)      (17.7)
Conversion of preferred stock and
   delivery of stock plan shares         (0.3)            -        (1.8)                 -              -          53.9        51.8
                                        -----        ------       ------             -----       --------     ---------    --------
Balance at March 31, 1998               $11.0        $717.4       $149.3             $16.0       $5,137.9     $(1,963.1)   $4,068.5
                                        =====        ======       ======             =====       ========     =========    ========



Balance at December 31, 1998            $10.5        $717.4       $147.6              $4.7       $5,245.4     $(2,028.1)   $4,097.5

Comprehensive income
   Net income                               -             -            -                 -           56.1             -        56.1
   Changes during the period                -             -            -             (23.6)             -             -       (23.6)
                                        -----        ------       ------            ------       --------     ---------    --------
Total comprehensive income                  -             -            -             (23.6)          56.1             -        32.5
                                        -----        ------       ------            ------       --------     ---------    --------

Dividends                                   -             -            -                 -          (37.9)            -       (37.9)
Purchases                                   -             -            -                 -              -        (112.6)     (112.6)
Conversion of preferred stock and
   delivery of stock plan shares         (0.1)            -         (2.8)                -              -           9.9         7.0
                                        -----        ------       ------            ------       --------     ---------    --------
Balance at March 31, 1999               $10.4        $717.4       $144.8            $(18.9)      $5,263.6     $(2,130.8)   $3,986.5
                                        =====        ======       ======            ======       ========     =========    ========






            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Principles of Consolidation

              The condensed consolidated balance sheet as of March 31, 1999 and the related condensed consolidated statements of income, cash flows and stockholders' equity for the three-month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

              The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1998 Annual Report on Form 10-K.

2.       Joint Venture/Acquisitions

              On March 30, 1999, the spirits and wine business reached agreement in principle with Remy-Cointreau and Highland Distillers to form a new international sales and distribution joint venture for markets outside the United States. To create this joint venture, each company will contribute approximately $110 million in distribution assets and/or cash. The joint venture is projected to begin operations in late summer.

              During 1998, acquisitions were made in the home products, office products and spirits and wine segments for an aggregate cost of $271.8 million, including fees and expenses. In connection with these acquisitions, liabilities amounting to $51 million were included at the dates of acquisition. The cost exceeded the fair value of net assets acquired by $193.7 million. These operations have been included in consolidated results from the dates of acquisition. Had the acquisitions been consolidated from January 1, 1997, they would not have materially affected results.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       Information on Business Segments

              Net sales and operating company contribution are as follows:

                                        Three Months Ended March 31,
                                        ----------------------------
                                                                 Operating
                                        Net                       Company
                                        Sales                  Contribution
                                    ---------------           --------------
                                    1999      1998             1999    1998
                                    ----      ----             ----    ----
                                                  (In millions)

Home products                   $  441.2   $  342.4          $ 68.7   $ 55.2
Office products                    315.2      321.8            15.5     28.2
                                --------   --------          ------   ------
  Home and office products         756.4      664.2            84.2     83.4
Golf products                      250.1      277.0            36.5     41.7
Spirits and wine                   285.8      262.3            50.1     43.0
                                --------    -------          ------   ------

                                $1,292.3   $1,203.5          $170.8   $168.1
                                ========   ========          ======   ======


              Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net and income taxes.

              A reconciliation of operating company contribution to consolidated income before income taxes and extraordinary items is as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                              1999                     1998
                                             ------                   ------
                                                       (In millions)

Operating company contribution               $170.8                   $168.1
Amortization of intangibles                    27.3                     26.3
Interest and related expenses                  25.3                     25.1
Non-operating expenses                         18.1                     19.0
                                             ------                   ------
Income before income taxes
  and extraordinary items                    $100.1                   $ 97.7
                                             ======                   ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Earnings Per Share

         The computation of basic and diluted earnings per Common share for "Income before extraordinary items" is as follows:

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                        1999            1998
                                                        ----            ----
                                                            (In millions,
                                                       except per share amounts)

Income before extraordinary items                      $56.1            $53.0
  Less:  Preferred stock dividends                       0.2              0.2
                                                       -----            -----
Income available to Common
  stockholders - basic                                  55.9             52.8
Convertible Preferred stock
  dividend requirements                                  0.2              0.2
                                                       -----            -----
Income available to Common
  stockholders - diluted                               $56.1            $53.0
                                                       =====            =====
Weighted average number of Common
  shares outstanding - basic                           169.9            172.3
Conversion of Convertible
  Preferred stock                                        2.1              2.3
Exercise of stock options                                1.2              2.5
                                                       -----            -----
Weighted average number of Common
  shares outstanding - diluted                         173.2            177.1
                                                       =====            =====

Earnings per Common share
  Basic                                                 $.33             $.31
                                                        ====             ====
  Diluted                                               $.32             $.30
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

6.       Comprehensive Income

              The components of accumulated other comprehensive income are as follows:

                              Foreign         Minimum            Accumulated
                              currency    pension liability         other
                             adjustments      adjustment    comprehensive income

                             -----------      ----------    --------------------
                                            (In millions)

Balance December 31, 1997        $19.9         $(13.0)             $ 6.9
Changes in first quarter           9.1              -                9.1
                                 -----         ------              -----
Balance March 31, 1998           $29.0         $(13.0)             $16.0
                                 =====         ======              =====


Balance December 31, 1998       $ 12.5          $(7.8)            $  4.7
Changes in first quarter         (23.6)             -              (23.6)
                                ------          -----             ------
Balance March 31, 1999          $(11.1)         $(7.8)            $(18.9)
                                ======          =====             ======



7.       Pending Litigation

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

8.       Environmental

              The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
            ---------------------------------------------------------


9.       Subsequent Events

         Restructuring and Other Nonrecurring Charges

              On April 27, 1999, the Company announced plans to reduce its corporate headquarters workforce (currently 185) by about one-third, and relocate the corporate headquarters to Lincolnshire, Illinois, by the end of 1999. As a result, the Company expects to record pre-tax restructuring and other nonrecurring charges of approximately $60-70 million over the remainder of 1999. Total projected annualized savings is estimated to be in the range of $25-30 million.

         Change in Accounting for Recovery of Intangible Assets

              On April 27, 1999, the Company announced plans to change its method of accounting for evaluating the recovery of intangibles, primarily goodwill, effective April 1, 1999. Accordingly, the Company will record a non-cash charge of approximately $1.2 billion in the second quarter of 1999 reflecting the change from an undiscounted cash flow to a discounted cash flow methodology. The Company evaluates potential acquisitions as well as capital projects using discounted cash flow analysis, among other factors, and believes that evaluating the recovery of intangibles, primarily goodwill, on the same basis is preferable to its prior policy. For the full year 1999 (9 months remaining), amortization will be reduced by an estimated 15 cents per share to 45 cents. For 2000, annual amortization will be reduced by an estimated 21 cents per share.

              The $1.2 billion non-cash charge associated with the change in accounting consists of $1.1 billion split approximately evenly between golf and spirits and wine, with the remaining balance in the office products segment.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of Fortune Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of March 31, 1999 and the related condensed consolidated statements of income, cash flows and stockholders' equity for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

              We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein) and in our report dated February 3, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



         PricewaterhouseCoopers LLP

         11 Madison Avenue
         New York, New York  10010
         May 13, 1999

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------
   Results of Operations for the Three Months Ended March 31, 1999 as Compared
                    to the Three Months Ended March 31, 1998
   -------------------------------------------------------------------------
                                                              Operating Company
                              Net Sales                         Contribution (1)
                           -----------------            ------------------------
                            1999        1998              1999           1998
                            ----        ----              ----           ----
                                              (In millions)

Home products            $  441.2   $  342.4            $ 68.7         $ 55.2
Office products             315.2      321.8              15.5           28.2
                         --------    -------            ------         ------
Home and office products    756.4      664.2              84.2           83.4
Golf products               250.1      277.0              36.5           41.7
Spirits and wine            285.8      262.3              50.1           43.0
                          -------    -------            ------         ------
                         $1,292.3   $1,203.5            $170.8         $168.1
                         ========   ========            ======         ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net and income taxes.


CONSOLIDATED
------------

Net sales increased $88.8 million, or 7% on acquisitions made in 1998 in the home products, spirits and wine, and office products segments and on benefits from line extensions and new products, partly offset by volume declines in some existing products, slightly lower average foreign exchange rates and lower prices. Operating company contribution increased 2% on the benefits from the acquisitions.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

Interest and related expenses increased 1% reflecting higher average borrowings, partly offset by lower interest rates.

The effective income tax rates for the three months ended March 31, 1999 and 1998 were 44% and 45.8%, respectively. The lower effective tax rate this year principally reflected lower taxes on foreign dividends.

Income before extraordinary items of $56.1 million, or 33 cents per basic Common share, for the three months ended March 31, 1999 compared with $53 million, or 31 cents per share, for the same period last year.

The extraordinary items charge in the three months ended March 31, 1998 of $8.4 million ($13 million pre-tax), or five cents per share, resulted from the extinguishment of debt. (See Note 5.)

Net income of $56.1 million, or 33 cents per share, compared with $44.6 million, or 26 cents per share, for the same period last year.

In June 1998, FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, to be effective January 1, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is in the process of evaluating the effect of adoption on future results and the disclosure requirements under this standard.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------
YEAR 2000 READINESS DISCLOSURE
------------------------------

GENERAL. The "Year 2000", or "Y2K", problem exists because many computer programs and computerized devices use only the last two digits to refer to a year. As a result, these programs and devices may not properly recognize a year that begins with "20" instead of "19". If this problem is not corrected, many computer applications could fail or produce erroneous results.

In early 1997, we established a task force, comprised of our and our subsidiaries' information technology specialists, to develop an action plan to address the Year 2000 issues. The task force functions primarily as a means to coordinate information sharing across our operating companies, to assess and facilitate the progress towards becoming Y2K compliant and to regularly advise our management and Board of Directors regarding the project's status.

PROJECT OVERVIEW. We and our operating companies have focused our Y2K compliance efforts in three areas: information technology ("IT") related systems and processes such as operating systems, applications and programs; embedded logic ("non-IT") systems and processes such as manufacturing machines, security devices, etc.; and compliance efforts of third parties (such as suppliers, customers, joint venture partners, government, utilities and other service providers). Within each of the IT and non-IT areas, the project includes inventorying all programs and devices and identifying those that are affected by the Y2K issue, developing strategies to resolve the issues, testing such strategies and installing the solutions. The third party aspect of the project involves contacting and, where appropriate, visiting with significant third parties to request that they confirm their own Y2K compliance.

In addition to the efforts that have been focused on resolution of the Year 2000 issue, some of our business segments also have undertaken the normal course replacement of older IT systems and non-IT devices with enterprise programs and other system solutions to improve business processes. These enterprise programs also will result in making the affected systems Year 2000 compliant.

INTERNAL STATE OF READINESS. The non-IT portion of the project is substantially complete, and we currently anticipate that all critical non-IT systems will be Y2K compliant by June 30, 1999. A significant amount of the IT portion of the project also has been completed. We anticipate

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------
YEAR 2000 READINESS DISCLOSURE (Continued)
------------------------------

that IT systems will be Y2K compliant by June 30, 1999, except for a few applications in foreign office products locations that will be made compliant during the third quarter.

THIRD PARTY RISKS. Many third parties have responded to our requests for information and more extensive inquiries are ongoing with significant suppliers and customers. If one or more significant third parties fails to be Y2K compliant, results may include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies and invoice and collection errors.

The Y2K compliance of third parties is inherently difficult to assess. As a result, each of our business segments consider disruptions caused by the failure of such parties to be Y2K compliant to present the most reasonably likely worst-case scenarios. In addition to the risks facing businesses generally, such as the failure of significant service providers in the utilities, communications, transportation, banking, financial and government sectors to be Y2K compliant, we face certain risks specific to our businesses. The continuing rationalization of manufacturing activities in the home, office and golf segments has resulted in an increase in the level of manufacturing, and purchases from vendors and suppliers in less-developed countries. The Y2K compliance in such countries is particularly difficult to assess, and the failure of key suppliers to be Y2K compliant could cause disruptions in these segments. Also, the continued trend towards consolidation among the customer base in the home and office products segments presents special risks. Because the sales in these segments are becoming concentrated on a number of larger customers, the failure of one or more such customers to be Y2K compliant could result in interruptions in sales to affected customers. Finally, the spirits and wine segment faces potential disruptions in the U.S. related to non-compliance by any of the state and local government entities that control the distribution and sale of spirits and wine in 18 "control" states. In essence, the requirement that spirits and wine be sold only through the government in such jurisdictions may legally prohibit the spirits and wine segment from taking the necessary steps to continue to sell or distribute products until such government entities' Y2K problems are successfully resolved.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------
YEAR 2000 READINESS DISCLOSURE (Concluded)
------------------------------

CONTINGENCY PLANNING. We have been focusing our efforts on compliance, and we believe the critical IT and non-IT portions of the project will be compliant in time. In addition, we are engaged in continuing efforts to evaluate the Y2K compliance of our significant third party suppliers and customers. The Year 2000 problem presents a number of risks that are beyond our reasonable control. Accordingly, contingency plans focusing on critical activities are being developed and will be implemented to the extent necessary. Among the plans being considered are arranging for contingent raw material, component and manufacturing capacity sources; building supplies and inventory; escrowing the computer source codes of key software applications; and reviewing data recovery disaster plans.

COSTS TO ADDRESS YEAR 2000 ISSUES. Based on the efforts to date and on project plans, we currently estimate that the total costs (including costs of existing internal resources) will be approximately $25 million, which is being provided by internally generated sources. Of the total cost, we spent approximately 84 percent as of March 31, 1999. This cost estimate may change as the program progresses.

CONCLUSION. Based on current assessment efforts, we anticipate that our internal Year 2000 issues will be resolved in a timely manner. However, the Year 2000 problem presents a number of risks that are beyond our reasonable control, particularly with respect to the Y2K compliance of third parties, both domestic and international. Although we believe that our Y2K program is designed to appropriately identify and address those issues which are within our reasonable control, there can be no assurance that our efforts will be fully effective or that Y2K issues will not have a material adverse effect upon our results of operations, cash flows or financial condition.


Restructuring and Other Nonrecurring Charges
--------------------------------------------

On April 27, 1999, the Company announced plans to reduce its corporate headquarters workforce (currently 185) by about one-third, and relocate the corporate headquarters to Lincolnshire, Illinois, by the end of 1999. As a result, the Company expects to record pre-tax restructuring and other nonrecurring charges of approximately $60-70 million over the remainder of 1999. Total projected annualized savings is estimated to be in the range of $25-30 million.

The Company also announced that it intends to initiate further restructuring actions to reduce the cost structure in its operations. These steps will be

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

Restructuring and Other Nonrecurring Charges (CONCLUDED)
--------------------------------------------
initiated over the next 12-18 months, with corresponding charges recorded as actions are initiated. The review of potential projects, including evaluation of potential savings, is still underway, and a second quarter announcement is anticipated. The Company currently estimates that additional restructuring and other nonrecurring charges could be in the range of $100-150 million before taxes.


Change in Accounting for Recovery of Intangible Assets
------------------------------------------------------

On April 27, 1999, the Company announced plans to change its method of accounting for evaluating the recovery of intangibles, primarily goodwill, effective April 1, 1999. Accordingly, the Company will record a non-cash charge of approximately $1.2 billion in the second quarter of 1999 reflecting the change from an undiscounted cash flow to a discounted cash flow methodology. The Company evaluates potential acquisitions as well as capital projects using discounted cash flow analysis, among other factors, and believes that evaluating the recovery of intangibles, primarily goodwill, on the same basis is preferable to its prior policy. For the full year 1999 (9 months remaining), amortization will be reduced by an estimated 15 cents per share to 45 cents. For 2000, annual amortization will be reduced by an estimated 21 cents per share.

The $1.2 billion non-cash charge associated with the change in accounting consists of $1.1 billion split approximately evenly between golf and spirits and wine, with the remaining balance in the office products segment.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------



Home Products
-------------

Net sales increased $98.8 million, or 29%. The increase was primarily attributable to the acquisition of Schrock cabinets in June 1998 and overall volume and price increases. The overall volume increases reflect line extensions, volume increases in existing products and the introduction of new products. Operating company contribution increased $13.5 million, or 24%. The increase principally reflects the increased sales, partly offset by increased operating expenses. Higher volume-related selling expenses (principally at Moen) and increased general and administrative expenses are the main reasons for the increased operating expenses. Gross margin declined slightly on lower margins at Schrock.


Office Products
---------------

Net sales declined $6.6 million, or 2%. The decrease was primarily attributable to lower prices, which includes higher rebates and allowances, and lower overall volume, partly offset by benefits of an acquisition. The overall volume decline reflects lower volume in some existing products, partly offset by the introduction of new products. The lower volume primarily results from inventory reduction programs by major customers. Operating company contribution decreased $12.7 million, or 45%. The decrease reflects the lower sales, lower gross margin and higher operating expenses. The gross margin was lower because of lower prices and additional costs related to current integration and relocation of operations in North America, Europe and Australia. The increased operating expenses are a result of higher customer program costs, higher distribution expenses (particularly in the U.K.), and higher Y2K expenses, partly offset by lower general and administrative expenses and lower freight costs (favorable comparison to 1998 costs incurred to maintain customer service levels during restructuring activities).

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products
-------------

Net sales decreased $26.9 million, or 10%, on an overall volume decline in golf clubs reflecting the timing of Cobra's new product introductions and the continued softness in the golf club market. Cobra's introduction of new products last year occurred in the first quarter. This year's newly introduced Cobra Gravity Back irons began shipping later in the first quarter, and drivers started shipping in April. As a result, the timing of new product introductions and discounting on older models led to a significant decline in sales of Cobra clubs and to a lower margin in golf clubs. The sales decline in golf clubs was partly offset by sales gains in golf balls, shoes and gloves on volume increases (benefits from new products and line extensions). Operating company contribution decreased $5.2 million, or 12%, as a result of the sales decline and lower gross margin, partly offset by lower operating expenses. Lower operating expenses primarily reflect savings associated with the 1998 staff reductions at Cobra and reduced advertising and promotional expenses.

The United States Golf Association establishes standards for golf equipment used in competitive play in the United States. The USGA has announced its intention to propose a new rule in the late summer of 1999 addressing the initial velocity and overall distance standard for golf balls. Until more details regarding the proposed rule change become available, we cannot determine whether it would have an effect on our group's golf ball business and/or the golf ball industry.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Spirits and Wine
----------------

Net sales increased $23.5 million, or 9%. The increase resulted from the August 1998 Geyser Peak wine acquisition, overall volume increases and higher prices, partly offset by lower average foreign exchange rates. The overall volume increase principally reflected higher case shipments of Jim Beam bourbon in the U.S. and pre-mixed cocktails in Australia, both benefiting from purchases made by customers in advance of announced price increases. DeKuyper cordial shipments in the U.S. also increased, partly due to line extensions. Shipments of other U.S. brands and volume in the European operations declined. Operating company contribution increased $7.1 million, or 17%. The increase resulted from the sales gain and improved gross margin (principally reflecting favorable product mix and price increases), partly offset by increased operating expenses. The higher operating expenses were principally caused by increased volume-related selling expenses. Operating results improved in North America (which also benefited from the wine acquisition) and Australia. For the remainder of the year, more modest growth in operating company contribution is expected.

On March 30, 1999, the spirits and wine business reached agreement in principle with Remy-Cointreau and Highland Distillers to form a new international sales and distribution joint venture for markets outside the United States. To create this joint venture, each company will contribute approximately $110 million in distribution assets and/or cash. The joint venture is projected to begin operations in late summer.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities of $2.3 million for the three months ended March 31, 1999 compared with net cash used of $41.3 million for the same three-month period last year.

Net cash used by investing activities for the three months ended March 31, 1999 was $37.9 million, as compared with $99.8 million in the same three-month period last year that included the acquisition of Apollo Presentation Products.

Net cash provided by financing activities for the three months ended March 31, 1999 was $36.4 million, as compared with $258.2 million in the same three-month period last year. During the three months ended March 31, 1999, the Company purchased 3,622,100 Common shares including those purchased pursuant to the systematic share purchase program and other open market purchases.

Total debt at March 31, 1999 was $1.7 billion, an increase of $177.2 million from December 31, 1998. The ratio of total debt to total capital increased from 26.6% at December 31, 1998 to 29.4% at March 31, 1999.

During the three months ended March 31, 1998, the Company purchased $66.4 million principal amount of its outstanding debt. (See Note 5.)

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------


CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of recent acquisitions, the timely resolution of the Year 2000 issue, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
------   -----------------

         (a) Smoking and Health Proceedings

         Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Overview".

Individual Cases

         Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Individual Cases". As of May 11, 1999, there were approximately 232 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 230 such cases as of March 29, 1999. See "Recent Case Developments" below.

Class Actions

         Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Class Actions". As of May 11, 1999, there were approximately 28 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 28 such cases as of March 29, 1999.

Health Care Cost Recovery Actions

         Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Health Care Cost Recovery Actions". As of May 11, 1999, there were approximately 11 health care recovery actions pending in which Registrant has been named as one of the defendants, compared with approximately 9 such cases as of March 29, 1999.

Recent Case Developments

         Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Recent Case Developments".

         In Widdick v. Brown & Williamson Tobacco Corporation, et al., the trial court on April 15, 1999, in accordance with the January 29, 1999 order of the appellate court, entered an order that vacated the final judgment previously entered, set aside the June 10, 1998 jury verdict and transferred the case to Palm Beach County, Florida. Registrant is not a party to the Widdick litigation.

------   -----------------


         On May 10, 1999 the jury returned a verdict in favor of the defendants on all counts in the four consolidated cases brought against certain tobacco manufacturers in state court in Memphis, Tennessee (Newcomb v. R.J. Reynolds Tobacco Company, et al.; McDaniel v. Brown & Williamson Tobacco Corporation, et al.; Settle v. Brown & Williamson Tobacco Corporation). B&W is a defendant in two of the cases, and is a defendant as successor to ATCO in another of the cases. Registrant is not a party to this litigation.

         On February 9, 1999, a jury in San Francisco, California returned a verdict in favor of a former smoker who claimed that she contracted lung cancer as a result of smoking. (Henley v. Philip Morris Incorporated, et al.) The jury awarded the plaintiff $1.5 million in compensatory damages and $50 million in punitive damages. The latter award was reduced to $25 million by the trial court. On May 5, 1999, Philip Morris, the sole defendant to this action, appealed to the California Court of Appeals.

         On March 30, 1999, a jury in Portland, Oregon returned a verdict in favor of the estate of a deceased smoker who allegedly contacted lung cancer and died as a result of smoking. (The Estate of Jesse E. Williams v. Philip Morris Incorporated). The jury awarded plaintiff $821,485 in compensatory damages and $79.5 million in punitive damages. Philip Morris is the sole defendant to this action.

List of Pending Cases

         Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and Exhibit 99 thereto, under the heading "List of Pending Cases. See Exhibit 99 to this Form 10-Q for a list of additional proceedings involving the smoking and health controversy in which Registrant has been named a defendant.

List of Terminated Cases

         See Exhibit 99 to this Form 10-Q for a list of proceedings which have been terminated and have not previously been reported as such.

Conclusion

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

------   -----------------


         (b) Craig J. Wedde v. Valley Warehousing, Inc., et al. is an action filed pro se in the Circuit Court, Fond DuLac County, State of Wisconsin on April 7, 1999 against thirty-four defendants including Fortune Brands, Inc. which seeks damages of $1,000,000,000 and injunctive relief based on the claim that the producers of beverage alcohol and their products have caused harm to the public. The action will be vigorously contested.

         (c) Reference is made to Note 7, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   ---------------------------------

         (a) Exhibits.
             --------

          12.    Statement re computation of ratio of earnings to fixed charges.

          15. Letter from PricewaterhouseCoopers LLP dated May 13, 1999 re unaudited financial information.

          27.    Financial Data Schedule (Article 5).

          99.    List of Pending/Terminated Cases.

         In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

         (b) Reports on Form 8-K.
             --------------------

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

------   ---------------------------------


         1999 Consumer Analyst Group of New York (CAGNY) Conference (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated April 23, 1999, in respect of Registrant's press release dated April 23, 1999 announcing Registrant's financial results for the three-month period ended March 31, 1999 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated May 3, 1999, in respect of Registrant's press release dated April 27, 1999 announcing its headquarters relocation and goodwill accounting change (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FORTUNE BRANDS, INC.
                                          --------------------
                                            (Registrant)




Date:  May 13, 1999                    By  /s/  C. P. Omtvedt
       ------------                      ----------------------
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

  15.    Letter from PricewaterhouseCoopers LLP dated
         May 13, 1999 re unaudited financial information.

  27.    Financial Data Schedule (Article 5).

  99.    List of Pending/Terminated Cases.