Form 10-Q
period 1999-06-30
FORTUNE BRANDS INC
filed 1999-08-16
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                      Commission file number 1-9076
ended June 30, 1999

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at July 30, 1999 was 166,398,507 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)


                                                                                        June 30,                December 31,
                                                                                         1999                      1998
                                                                                      ------------              ------------
                                                                                      (Unaudited)

Assets

     Current assets
      Cash and cash equivalents                                                       $   66.3                  $   40.3
      Accounts receivable, net                                                           956.2                     919.9

      Inventories
       Bulk whiskey                                                                      332.8                     338.0
       Other raw materials, supplies and
        work in process                                                                  248.9                     280.8
       Finished products                                                                 472.4                     468.8
                                                                                      --------                  --------
                                                                                       1,054.1                   1,087.6

      Other current assets                                                               291.5                     217.5
                                                                                      --------                  --------
        Total current assets                                                           2,368.1                   2,265.3

     Property, plant and equipment, net                                                1,097.7                   1,119.9

     Intangibles resulting from
      business acquisitions, net                                                       2,554.1                   3,761.3

     Other assets                                                                        212.7                     213.2
                                                                                      --------                  --------
        Total assets                                                                  $6,232.6                  $7,359.7
                                                                                      ========                  ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)


                                                                                     June 30,                December 31,
                                                                                       1999                      1998
                                                                                  ------------              ------------
                                                                                   (Unaudited)


Liabilities and stockholders' equity

     Current liabilities
       Notes payable to banks                                                        $   52.6                 $   71.5
       Commercial paper                                                                 680.9                    249.9
       Current portion of long-term debt                                                  1.4                    183.3
       Accounts payable                                                                 250.9                    274.9
       Accrued taxes                                                                    472.9                    472.4
       Accrued expenses and other liabilities                                           597.9                    592.6
                                                                                     --------                 --------
         Total current liabilities                                                    2,056.6                  1,844.6

     Long-term debt                                                                     974.5                    981.7
     Deferred income taxes                                                               50.5                     49.9
     Postretirement and other liabilities                                               384.0                    386.0
                                                                                     --------                 --------
         Total liabilities                                                            3,465.6                  3,262.2
                                                                                     --------                 --------

     Stockholders' equity
       $2.67 Convertible Preferred stock -
        redeemable at Company's option                                                   10.2                     10.5
       Common stock, par value $3.125 per
        share, 229.6 shares issued                                                      717.4                    717.4
       Paid-in capital                                                                  119.9                    147.6
       Accumulated other
        comprehensive income (loss)                                                     (24.8)                     4.7
       Retained earnings                                                              4,130.5                  5,245.4
       Treasury stock, at cost                                                       (2,186.2)                (2,028.1)
                                                                                     --------                 --------
         Total stockholders' equity                                                   2,767.0                  4,097.5
                                                                                     --------                 --------
           Total liabilities and
             stockholders' equity                                                    $6,232.6                 $7,359.7
                                                                                     ========                 ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 for the Six Months Ended June 30, 1999 and 1998
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                                                          1999                       1998
                                                                                        --------                   --------


Net sales                                                                              $ 2,713.0                  $2,529.7

     Cost of products sold                                                               1,431.3                   1,286.7
     Excise taxes on spirits and wine                                                      203.3                     199.5
     Advertising, selling, general and
       administrative expenses                                                             752.3                     701.3
     Amortization of intangibles                                                            46.5                      53.2
     Write-down of goodwill                                                              1,126.0                         -
     Restructuring charges                                                                  79.9                         -
     Interest and related expenses                                                          51.2                      50.4
     Other (income) expenses, net                                                              -                       1.1
                                                                                       ---------                  --------
Income (loss) before income taxes
     and extraordinary items                                                              (977.5)                    237.5

     Income taxes                                                                           62.5                      96.6
                                                                                       ---------                  --------
Income (loss) before extraordinary items                                                (1,040.0)                    140.9

Extraordinary items                                                                            -                     (30.5)
                                                                                       ---------                  --------
Net income (loss)                                                                      $(1,040.0)                  $ 110.4
                                                                                       =========                  ========

Earnings per Common share
     Basic
         Income (loss) before extraordinary items                                         $(6.18)                    $ .81
         Extraordinary items                                                                   -                      (.18)
                                                                                          ------                     -----
         Net income (loss)                                                                $(6.18)                    $ .63
                                                                                          ======                     =====
     Diluted
         Income (loss) before extraordinary items                                         $(6.18)                    $ .80
         Extraordinary items                                                                   -                      (.18)
                                                                                          ------                     -----
         Net income (loss)                                                                $(6.18)                    $ .62
                                                                                          ======                     =====
Dividends paid per Common share                                                             $.44                      $.42
                                                                                            ====                      ====
Average number of Common shares outstanding
     Basic                                                                                 168.4                     172.6
                                                                                           =====                     =====
     Diluted                                                                               168.4                     177.2
                                                                                           =====                     =====



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Three Months Ended June 30, 1999 and 1998
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                                            1999                     1998
                                                                                         ----------              ----------


Net sales                                                                                $ 1,420.7               $1,326.2

     Cost of products sold                                                                   753.6                  668.0
     Excise taxes on spirits and wine                                                        106.6                  112.4
     Advertising, selling, general and
       administrative expenses                                                               388.0                  354.8
     Amortization of intangibles                                                              19.2                   26.9
     Write-down of goodwill                                                                1,126.0                      -
     Restructuring charges                                                                    79.9                      -
     Interest and related expenses                                                            25.9                   25.3
     Other (income) expenses, net                                                             (0.9)                  (1.0)
                                                                                         ---------               --------
Income (loss) before income taxes and
     extraordinary items                                                                  (1,077.6)                 139.8

     Income taxes                                                                             18.5                   51.9
                                                                                         ---------               --------
Income (loss) before extraordinary items                                                  (1,096.1)                  87.9

Extraordinary items                                                                              -                  (22.1)
                                                                                         ---------               --------
Net income (loss)                                                                        $(1,096.1)                $ 65.8
                                                                                         =========               ========
Earnings per Common share
     Basic
         Income (loss) before extraordinary items                                          $(6.56)                  $ .50
         Extraordinary items                                                                    -                    (.13)
                                                                                           ------                   -----
         Net income (loss)                                                                 $(6.56)                  $ .37
                                                                                           ======                   =====
     Diluted
         Income (loss) before extraordinary items                                          $(6.56)                  $ .50
         Extraordinary items                                                                    -                    (.13)
                                                                                           ------                   -----
         Net income (loss)                                                                 $(6.56)                  $ .37
                                                                                           ======                   =====
Dividends paid per Common share                                                              $.22                    $.21
                                                                                             ====                    ====
Average number of Common shares outstanding
     Basic                                                                                  167.0                   172.9
                                                                                            =====                   =====
     Diluted                                                                                167.0                   177.3
                                                                                            =====                   =====



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the Six Months Ended June 30, 1999 and 1998
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)

                                                                                                      1999                  1998
                                                                                                    ---------            ---------

Operating activities
   Net income (loss)                                                                                $(1,040.0)               $110.4
   Write-down of goodwill                                                                             1,126.0                     -
   Restructuring charges                                                                                 79.9                     -
   Extraordinary items                                                                                      -                  30.5
   Depreciation and amortization                                                                        120.9                 124.2
   Increase in accounts receivable                                                                      (41.3)                (58.8)
   Decrease (increase) in inventories                                                                    22.5                 (56.9)
   Decrease in accounts payable, accrued
     expenses and other liabilities                                                                     (71.2)                (83.9)
   Increase (decrease) in accrued taxes                                                                   8.1                 (18.7)
   Other operating activities, net                                                                      (64.9)                (15.9)
                                                                                                    ---------                ------
     Net cash provided from operating activities                                                        140.0                  30.9
                                                                                                    ---------                ------
Investing activities
   Additions to property, plant and equipment                                                           (84.3)               (110.3)
   Acquisitions, net of cash acquired                                                                       -                (172.8)
   Proceeds from disposition of operations                                                                  -                  16.0
   Other investing activities, net                                                                        9.8                   3.5
                                                                                                    ---------                ------
     Net cash used by investing activities                                                              (74.5)               (263.6)
                                                                                                    ---------                ------
Financing activities
   Increase in short-term debt, net                                                                     414.7                 291.6
   Issuance of long-term debt                                                                             1.7                 417.4
   Repayment of long-term debt                                                                         (189.7)               (340.4)
   Dividends to stockholders                                                                            (74.9)                (73.0)
   Cash purchases of Common stock for treasury                                                         (261.5)                (34.9)
   Proceeds received from exercise of stock options                                                      72.4                  45.8
   Other financing activities, net                                                                          -                 (36.6)
                                                                                                    ---------                ------
     Net cash (used) provided by financing activities                                                   (37.3)                269.9
                                                                                                    ---------                ------
Effect of foreign exchange rate changes on cash                                                          (2.2)                 (1.3)
                                                                                                    ---------                ------
     Net increase in cash and cash equivalents                                                           26.0                  35.9

Cash and cash equivalents at beginning of period                                                         40.3                  54.2
                                                                                                    ---------                ------
Cash and cash equivalents at end of period                                                          $    66.3                $ 90.1
                                                                                                    =========                ======



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the Six Months Ended June 30, 1999 and 1998
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)



                                          $2.67                              Accumulated
                                    Convertible                                    other                       Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained         stock,
                                          stock      stock      capital    income (loss)        earnings        at cost        Total
====================================================================================================================================


Balance at December 31, 1997             $11.3      $717.4      $151.1            $ 6.9        $5,129.7      $(1,999.3)    $4,017.1

Comprehensive income
    Net income                               -           -           -                -           110.4              -        110.4
    Changes during the period                -           -           -             (0.9)              -              -         (0.9)
                                        ------      ------      ------            -----        --------         ------     --------
Total comprehensive income (loss)            -           -           -             (0.9)          110.4              -        109.5
                                        ------      ------      ------            -----        --------         ------     --------
Dividends                                    -           -           -                -           (73.0)             -        (73.0)
Purchases                                    -           -           -                -               -          (35.7)       (35.7)
Conversion of preferred stock and
    delivery of stock plan shares         (0.5)          -        (5.4)               -               -           66.0         60.1
                                         -----      ------      ------            -----        --------      ---------     --------
Balance at June 30, 1998                 $10.8      $717.4      $145.7            $ 6.0        $5,167.1      $(1,969.0)    $4,078.0
                                         =====      ======      ======            =====        ========      =========     ========




Balance at December 31, 1998             $10.5      $717.4      $147.6            $ 4.7        $5,245.4      $(2,028.1)    $4,097.5

Comprehensive income
    Net income (loss)                        -           -           -                -        (1,040.0)             -     (1,040.0)
    Changes during the period                -           -           -            (29.5)              -              -        (29.5)
                                         -----       -----      ------           ------        --------       --------     --------
Total comprehensive income (loss)            -           -           -            (29.5)       (1,040.0)             -     (1,069.5)
                                         -----       -----      ------           ------        --------       --------     --------
Dividends                                    -           -           -                -           (74.9)             -        (74.9)
Purchases                                    -           -           -                -               -         (261.0)      (261.0)
Conversion of preferred stock and
    delivery of stock plan shares         (0.3)          -       (27.7)               -               -          102.9         74.9
                                         -----      ------      ------           ------        --------      ---------     --------
Balance at June 30, 1999                 $10.2      $717.4      $119.9           $(24.8)       $4,130.5      $(2,186.2)    $2,767.0
                                         =====      ======      ======           ======        ========      =========     ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      Principles of Consolidation

              The condensed consolidated balance sheet as of June 30, 1999, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the related condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of write-downs of goodwill and restructuring and other nonrecurring charges in 1999 and normal recurring items. Interim results may not be indicative of results for a full year.

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

 2.      Change in Accounting for Goodwill

              Effective April 1, 1999, the Company elected to change its method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. The Company determined that using a discounted cash flow methodology was a preferable policy. The rate used in determining discounted cash flows was a rate corresponding to the Company's cost of capital. The Company believes that fair value (i.e., discounted cash flow) is preferable because it is consistent with the basis used for investment decisions (acquisitions and capital projects) and takes into account the specific and detailed operating plans and strategies of each business. This change represents a change in accounting principle, which is indistinguishable from a change in estimate. Accordingly, the effect of the change is recorded in the second quarter of 1999.

              As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-down of goodwill of $1,126 million ($6.74 per share basic and diluted) in the three-month period ended June 30, 1999.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.       Change in Accounting for Goodwill (Concluded)

              The write-downs by business segment are: golf products - $517.7 million, spirits and wine - $502.7 million and office products - $105.6 million. These charges represent the amount required to write-down the carrying values of the goodwill of these segments to the Company's estimate, as of April 1, 1999, of the estimated future discounted cash flows using the methodology described below.

              Effective April 1, 1999, the Company's accounting policy for assessing recoverability of goodwill is as follows:

              Goodwill is amortized on a straight line basis over its estimated useful life, principally over a forty year period, except for certain amounts related to businesses acquired prior to 1971, which are not being amortized because they have been determined to have continuing value over an indefinite period.

               The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows are determined by disaggregating its business segments to an operational and organizational level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangible) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. Prior to April 1, 1999, the assessment of recoverability and measurement of impairment of goodwill was based on undiscounted cash flows.

 3.      Joint Venture/Acquisitions

              The spirits and wine business has entered into an international sales and distribution joint venture with Remy-Cointreau and Highland Distillers to distribute and sell products in markets outside the United States. To create this joint venture, each company has agreed to contribute approximately $110 million in distribution assets and/or cash. The joint venture commenced operations in August.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 3.      Joint Venture/Acquisitions (Concluded)

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


 4.      Information on Business Segments

              Net sales and operating company contribution are as follows:


                                                                                     Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                                              Operating
                                                                              Net                              Company
                                                                              Sales                         Contribution
                                                                         ---------------                    --------------
                                                                     1999              1998             1999            1998
                                                                     ----              ----             ----            ----
                                                                                              (In millions)


         Home products                                               $ 905.0            $ 709.5         $139.6            $111.1
         Office products                                               624.3              640.2           21.9              48.9
         Golf products                                                 579.6              605.4          110.6             110.5
         Spirits and wine                                              604.1              574.6          117.6             106.8
                                                                    --------           --------         ------            ------

                                                                    $2,713.0           $2,529.7         $389.7            $377.3
                                                                    ========           ========         ======            ======


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 4.      Information on Business Segments (Continued)


                                                                                    Three Months Ended June 30,
                                                                                    ----------------------------
                                                                                                              Operating
                                                                              Net                              Company
                                                                              Sales                         Contribution
                                                                         ---------------                    --------------
                                                                    1999               1998             1999            1998
                                                                    ----               ----             ----            ----
                                                                                              (In millions)


         Home products                                               $ 463.8            $ 367.1         $ 70.9            $ 55.9
         Office products                                               309.1              318.4            6.4              20.7
         Golf products                                                 329.5              328.4           74.1              68.8
         Spirits and wine                                              318.3              312.3           67.5              63.8
                                                                    --------           --------         ------            ------

                                                                    $1,420.7           $1,326.2         $218.9            $209.2
                                                                    ========           ========         ======            ======



              Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net and income taxes.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 4.      Information on Business Segments (Concluded)


              A reconciliation of operating company contribution to consolidated income (loss) before income taxes and extraordinary items is as follows:


                                                                                    Six Months Ended June 30,
                                                                                   ----------------------------
                                                                                 1999                         1998
                                                                                ------                       ------
                                                                                           (In millions)


         Operating company contribution                                        $   89.7                     $377.3
         Amortization of intangibles                                               46.5                       53.2
         Write-down of goodwill                                                 1,126.0                        -
         Restructuring and other
           nonrecurring charges                                                   108.8                        -
         Interest and related expenses                                             51.2                       50.4
         Non-operating expenses                                                    34.7                       36.2
                                                                                 -------                    ------
         Income (loss) before income taxes
           and extraordinary items                                              $(977.5)                    $237.5
                                                                                 =======                    ======



                                                                                   Three Months Ended June 30,
                                                                                   ----------------------------
                                                                                 1999                         1998
                                                                                ------                       ------
                                                                                           (In millions)


         Operating company contribution                                        $   218.9                      $209.2
         Amortization of intangibles                                                19.2                        26.9
         Write-down of goodwill                                                  1,126.0                         -
         Restructuring and other
           nonrecurring charges                                                    108.8                         -
         Interest and related expenses                                              25.9                        25.3
         Non-operating expenses                                                     16.6                        17.2
                                                                                ---------                     ------
         Income (loss) before income taxes
           and extraordinary items                                             $(1,077.6)                     $139.8
                                                                                =========                     ======


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 5.      Earnings Per Share

               The computation of basic and diluted earnings per Common share for "Income (loss) before extraordinary items" is as follows:


                                                            Six Months Ended                  Three Months Ended
                                                                June 30,                           June 30,
                                                            -----------------                 -------------------
                                                            1999         1998                 1999           1998
                                                            ----         ----                 ----           ----
                                                                  (In millions, except per share amounts)

         Income (loss) before extraordinary items         $(1,040.0)       $140.9           $(1,096.1)          $87.9
             Less:  Preferred stock dividends                   0.4           0.4                 0.2             0.2
                                                           --------        ------             --------          -----
         Income available to Common
             stockholders - basic                          (1,040.4)        140.5            (1,096.3)           87.7
         Convertible Preferred stock
             dividend requirements                              -             0.4                 -               0.2
                                                           --------        ------             --------          -----
         Income available to Common
             stockholders - diluted                       $(1,040.4)       $140.9           $(1,096.3)          $87.9
                                                           =========       ======            =========          =====

         Weighted average number of Common
             shares outstanding - basic                       168.4         172.6               167.0           172.9
         Conversion of Convertible
             Preferred stock                                    -             2.2                 -               2.2
         Exercise of stock options                              -             2.4                 -               2.2
                                                              -----         -----                -----          -----
         Weighted average number of Common
              shares outstanding - diluted                    168.4         177.2               167.0           177.3
                                                              =====         =====               =====           =====

         Earnings per Common share
              Basic                                         $(6.18)           $.81              $(6.56)          $.50
                                                             ======         ======               ======          ====
              Diluted                                       $(6.18)           $.80              $(6.56)          $.50
                                                             ======         ======               ======          ====


              The calculations of earnings per share on a diluted basis for 1999 excludes the impact of the Convertible Preferred stock and stock options, since they would result in an antidilutive effect.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 6.      Extraordinary Items

              During the six-month period ended June 30, 1998, the Company purchased or redeemed the following principal amounts of its outstanding debt: $31.4 million of 7-1/2% Notes, Due 1999, $50.4 million of 8-1/2% Notes, Due 2003, $10.5 million of 9% Notes, Due 1999 and $32.7 million of 8-5/8% Debentures, Due 2021, and the Company also redeemed the outstanding $50.1 million of 12-1/2% Sterling Loan Stock, Due 2009. The extinguishment of debt resulted in a charge of $30.5 million ($46.9 million pre-tax), or 18 cents per Common share for the six months ended June 30, 1998 and a charge of $22.1 million ($33.9 million pre-tax), or 13 cents per share for the three months ended June 30, 1998.

 7.      Restructuring and Other Nonrecurring Charges

              Restructuring/Other Nonrecurring Program - 1997
              -----------------------------------------------

              During 1997, the Company recorded pre-tax restructuring and other nonrecurring charges of $298.2 million as follows:


                                                                                             Nonrecurring
                                                                                             Cost of Sales
                                                            Restructuring                       Charges                     Total
                                                            -------------                   ---------------                 -----
                                                                                              (In millions)

         Home products                                           $ 79.5                            $17.3                    $ 96.8
         Office products                                           82.5                              4.8                      87.3
         Golf products                                             15.9                             34.8                      50.7
         Spirits and wine                                          31.2                             32.2                      63.4
                                                                 ------                            -----                    ------
         Total                                                   $209.1                            $89.1                    $298.2
                                                                 ======                            =====                    ======


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

              Spirits and wine include charges related to a change in bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business, international distribution and lease agreements and the discontinuance of certain product lines.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Restructuring and Other Nonrecurring Charges (Continued)


              The rationalization of operations referred to above includes the closure, consolidation, sale and/or disposal of five manufacturing facilities (four in the U.S. and one in the U.K.); two combined manufacturing and distribution facilities (one in each of Australia and Europe); six distribution centers (three in Australia, two in the U.S. and one in Japan); and three office facilities (one in Australia and two in the U.K.). The rationalization also includes the termination of a foreign joint venture.

              Reconciliation of the liability of the restructuring and other nonrecurring charges is as follows:


                                                                                       1997
                                                    -------------------------------------------------------------------------
                                                                   Cash                    Non-Cash                Balance at
                                                   Total           Expenditures            Write-offs              12/31/97
                                                   -----           ------------            ----------              --------
                                                                           (In millions)

          Rationalization of
            operations
                  Employment
                    termination costs              $ 59.3              $(18.2)               $  (4.6)                $36.5
                  Facility closing
                    costs                            19.2                 (.5)                  (7.3)                 11.4
                  Other                              54.8                (9.4)(1)              (42.4)(1)               3.0
          Inventories                                70.0                  -                   (70.0)(1)               -
          International distribution
            and lease agreements                     27.2                 (.9)                 (21.8)                  4.5
          Loss on disposal of fixed
            assets and businesses                    67.7                  -                   (61.5)                  6.2
                                                   ------               ------                -------                 -----
                                                   $298.2              $(29.0)               $(207.6)                $61.6
                                                   ======               ======                =======                 =====



        (1) Cash expenditures of $8.5 million and non-cash write-offs of $80.6 million included in the 1997 amounts shown related to the $89.1 million of nonrecurring cost of sales charges.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Restructuring and Other Nonrecurring Charges (Continued)


                                                                                     1998
                                                             ----------------------------------------------------
                                                  Balance at              Cash                Non-Cash          Balance at
                                                   12/31/97           Expenditures           Write-offs          12/31/98
                                                  ----------          -------------          ----------         ----------

                                                                                (In millions)
           Rationalization of
            operations
                   Employment
                     termination costs               $36.5               $(25.4)                 $(2.5)(2)          $ 8.6
                   Facility closing
                     costs                            11.4                (14.8)                   4.6(2)             1.2
                   Other                               3.0                  (.6)                  (1.2)               1.2
          International distribution
            and lease agreements                       4.5                  (.1)                   (.2)               4.2
          Loss on disposal of
            fixed assets and
            businesses (3)                             6.2                (.2)                    (2.8)(2)            3.2
                                                     -----                ------                  -----             -----
                                                     $61.6               $(41.1)                 $(2.1)             $18.4
                                                     =====                ======                  =====             =====


        (2) Non-cash write-offs include reclasses to reduce employment termination costs by $2.6 million, reduce loss on disposal of fixed assets and businesses by $2.5 million and increase facility closing costs by $5.1 million.

        (3) During 1998, after unsuccessful efforts to sell a division in its home products segment at an acceptable value, the Company decided to retain and operate it. The estimated fair value of the division at the time of this decision approximated the Company's carrying value.


                                                                        Six Months Ended June 30, 1999
                                                             ----------------------------------------------------
                                                  Balance at              Cash                Non-Cash          Balance at
                                                   12/31/98           Expenditures           Write-offs           6/30/99
                                                  ----------          ------------           ----------         ----------
                                                                                (In millions)

          Rationalization of
            operations
                   Employment
                     termination costs               $ 8.6                $(6.1)                 $(1.3)(4)           $1.2
                   Facility closing
                     costs                             1.2                 (0.5)                   1.5(4)             2.2
                   Other                               1.2                 (1.4)                   0.2(4)              -
          International distribution
            and lease agreements                       4.2                 (0.3)                  (1.9)(4)            2.0
          Loss on disposal of
            fixed assets
            and businesses                             3.2                 (0.4)                   0.6                3.4
                                                     -----                ------                 -----               ----
                                                     $18.4                $(8.7)                 $(0.9)              $8.8
                                                     =====                ======                 =====               ====


          (4) Non-cash write-offs include reclasses to reduce employment termination costs by $1 million and international distribution and lease agreements by $1.9 million and to increase facility closing costs by $2.7 million and other by $0.2 million.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 7.      Restructuring and Other Nonrecurring Charges (Continued)

              The activities related to the 1997 program are substantially complete. The following activities are in the process of being finalized: the completion of the Nogales, Mexico operation related to office products' Swingline stapling production and a significant portion of home products' Master Lock assembly operations, and the resultant reduction of workforces in the office and home products segments. The employment termination costs represented office products and home products combined 7% planned workforce reductions of 1,125 individuals, primarily production employees. As of June 30, 1999, 177 positions were not yet eliminated. The program is expected to be completed by the end of 1999.


              Restructuring/Other Nonrecurring Program - 1999
              -----------------------------------------------

              On April 27, 1999, the Company announced plans to reduce its corporate headquarters workforce (currently 185) by about one-third, and relocate the corporate headquarters to an existing facility in Lincolnshire, Illinois, by the end of 1999. These actions are expected to result in a total of approximately $80-$90 million of pre-tax restructuring and other nonrecurring charges during 1999, including $66.4 million recorded in the second quarter.

              The Company also announced in the second quarter that additional restructuring actions will be taken to reduce operational costs. These actions could result in restructuring and other nonrecurring charges being recorded over the next twelve months in the range of $100-$150 million as actions are initiated. While the review of other potential projects, including evaluation of potential savings, is still underway, charges totaling $42.4 million were recorded in the second quarter.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 7.      Restructuring and Other Nonrecurring Charges (Continued)


              During the three months ended June 30, 1999, the Company recorded pre-tax restructuring and other nonrecurring charges of $108.8 million as follows:



                                                                             Six Months Ended
                                                                               June 30, 1999
                                                --------------------------------------------------------------------
                                                                                  Nonrecurring
                                                                            -----------------------
                                                                        Cost of                 SG&A
                                                Restructuring           Sales Charges           Charges        Total
                                                -------------           -------------           -------        -----
                                                                       (In millions)


          Home products                               $ 2.1                        -                  -          $  2.1
          Office products                               5.1                        -                  -             5.1
          Golf products                                 6.3                    $23.4               $5.5            35.2
          Corporate office                             66.4                        -                  -            66.4
                                                      -----                    -----               ----          ------
                         Total                        $79.9                    $23.4               $5.5          $108.8
                                                      =====                    =====               ====          ======



              Home products includes reductions in force (approximately 140 positions) as a result of the move of some specialty plumbing operations to Mexico.

              Office products includes reductions in force resulting from the move of labeling and printing production to Mexico as well as other reductions in force in the U.S. and Europe. The total reduction in force approximates 390 positions.

              Golf products includes costs related to termination of licensing agreements, product line discontinuances, asset write-offs (including a note receivable related to a previously sold operation) and reductions in force (approximately 35 positions).

              Corporate office includes employee related and lease termination costs related to the move to Lincolnshire, Illinois. Employee costs represent severance payments, costs related to a voluntary early retirement program, and expensess for long-term incentive and pension plans and relate to 130 positions. Of the 130 positions, approximately 50 will be eliminated.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 7.      Restructuring and Other Nonrecurring Charges (Concluded)

              Reconciliation of the liability of the restructuring and other nonrecurring charges is as follows:


                                                                                 Six Months Ended
                                                                                   June 30, 1999
                                                               -----------------------------------------------------
                                                                      Cash                   Non-Cash           Balance at
                                                        Total         Expenditures           Write-offs         6/30/99
                                                      --------        ------------           ----------         ----------
                                                                                   (In millions)

          Rationalization of
            operations
                   Employment
                     termination costs(1)               $ 56.5            $(3.1)                    -              $ 53.4
                   Other                                   4.6             (0.1)                    -                 4.5
          Discontinuance of
              product lines                               23.4             (2.2)                 $(1.3)              19.9
          International distribution
            and lease agreements                          17.3              -                     (0.1)              17.2
          Loss on disposal of assets                       7.0              -                     (0.3)               6.7
                                                        ------             -----                  -----            ------
                                                        $108.8            $(5.4)                 $(1.7)            $101.7
                                                        ======             =====                  =====            ======


          (1) As of June 30, 1999, 172 of the 615 positions were eliminated.

 8.      Comprehensive Income (Loss)

              The components of accumulated other comprehensive income (loss) are as follows:


                                                         Foreign                     Minimum                      Accumulated
                                                        currency                pension liability             other comprehensive
                                                       adjustments                 adjustment                    income (loss)
                                                       -----------                 ----------                 -------------------
                                                                                    (In millions)


         Balance at December 31, 1997                      $ 19.9                     $(13.0)                        $ 6.9
         Changes in six months                               (0.9)                         -                          (0.9)
                                                           -------                     ------                         -----
         Balance at June 30, 1998                          $ 19.0                     $(13.0)                        $ 6.0
                                                           =======                     ======                         =====

         Balance at December 31, 1998                      $ 12.5                      $(7.8)                       $  4.7
         Changes in six months                              (29.5)                         -                         (29.5)
                                                           -------                     ------                       -------
         Balance at June 30, 1999                          $(17.0)                     $(7.8)                       $(24.8)
                                                           =======                     ======                       =======


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 8.      Comprehensive Income (Loss) (Concluded)

              For the three-month periods ended June 30, 1999 and 1998, total comprehensive income (loss) was a loss of $1,102 million and income of $55.8 million, respectively.


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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


         To the Board of Directors of Fortune Brands, Inc.:


              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of June 30, 1999, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


         PricewaterhouseCoopers LLP
         11 Madison Avenue
         New York, New York  10010
         August 16, 1999

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------
   Results of Operations for the Six Months Ended June 30, 1999 as Compared to
                       the Six Months Ended June 30, 1998
  ----------------------------------------------------------------------------

                                                                                                      Operating Company
                                                              Net Sales                                Contribution(1)
                                                         -----------------                        ------------------------
                                                        1999               1998                    1999                1998
                                                        -----              ----                    -----               ----
                                                                                   (In millions)


Home products                                          $  905.0          $  709.5                $ 139.6             $ 111.1
Office products                                           624.3             640.2                   21.9                48.9
Golf products                                             579.6             605.4                  110.6               110.5
Spirits and wine                                          604.1             574.6                  117.6               106.8
                                                       --------           -------                 ------              ------
                                                       $2,713.0          $2,529.7                $ 389.7             $ 377.3
                                                       ========          ========                =======             =======


(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales increased $183.3 million, or 7%, on acquisitions made in 1998, principally in the home products segment, and to a lesser extent in the spirits and wine and office products segments, and on benefits from new products and line extensions, partly offset by volume declines in some existing products, lower average foreign exchange rates and lower prices. Operating company contribution increased 3% on the benefits from the acquisitions.

As of April 1, 1999, the Company elected to change its method of measuring the recoverability of goodwill from an undiscounted cash flow approach to a discounted cash flow approach. The Company believes the discounted cash flow approach, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, is preferable because it is consistent with the basis used for investment decisions and takes into consideration the specific and detailed operating plans and strategies of each operation. The adoption of the discounted cash flow method may result in greater earnings volatility since any subsequent decreases in discounted cash flows of certain segments

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

may result in the write-downs of goodwill.

As a result of this change for measuring impairment, the Company recorded a non-cash write-down of goodwill of $1,126 million ($6.68 per share basic and diluted) in the six-month period ended June 30, 1999. The write-down was recorded in the following business segments: golf products - $517.7 million, spirits and wine - $502.7 million and office products - $105.6 million. As a result of the write-down, amortization of intangibles declined to $46.5 million in the six months ended June 30, 1999 from $53.2 million for the same six-month period last year.

On April 27, 1999, the Company announced plans to reduce its corporate headquarters workforce (currently 185) by about one-third and relocate the corporate headquarters to an existing facility in Lincolnshire, Illinois, by the end of 1999. These actions are expected to result in a total of approximately $80-$90 million of pre-tax restructuring and other nonrecurring charges during 1999, including $66.4 million recorded in the second quarter. These charges include employee related and lease termination costs related to the move to Lincolnshire, Illinois. Employee costs represent severance payments, costs related to a voluntary early retirement program, and expenses for long-term incentive and pension plans and relate to 130 positions. Of the 130 positions, approximately 50 will be eliminated. As a result, the Company will significantly change the structure of its headquarters organization. The Company estimates total projected pre-tax annualized savings from these actions to be in the range of $30 million.

The Company also announced in the second quarter that additional restructuring actions will be taken to reduce operational costs. These actions could result in restructuring and other nonrecurring charges being recorded over the next twelve months in the range of $100-$150 million as actions are initiated. While the review of other potential projects, including evaluation of potential savings, is still underway, charges totaling $42.4 million were recorded in the second quarter. Home products includes reductions in force (approximately 140 positions) as a result of the move of some specialty plumbing operations to Mexico. Office products includes reductions in force resulting from the move of labeling and printing production to Mexico as well as other reductions in force in the U.S. and Europe. The total reduction in force approximates 390 positions. Golf products includes costs related to termination of licensing agreements, product line discontinuances, asset write-offs (including a note receivable related to a previously sold operation) and reductions in force (approximately 35 positions). The Company estimates total projected pre-tax annualized savings from these actions to be in the

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

range of $10 million. Much of the savings from these actions are expected to be invested to further develop brands.

In total, the Company recorded pre-tax restructuring and other nonrecurring charges of $108.8 million, $69.9 million after-tax, or 42 cents basic and diluted per share during the six months ended June 30, 1999.

Interest and related expenses increased 2% reflecting higher average borrowings, partly offset by lower interest rates.

The effective income tax rate comparison was distorted by the absence of tax benefits on the write-down of goodwill and the impact of the restructuring and other nonrecurring charges taken in the second quarter of 1999. Excluding these charges, the effective income tax rates for the six months ended June 30, 1999 and 1998 were 39.4% and 40.7%, respectively. The lower effective tax rate this year principally reflected a refund associated with the settlement of a tax audit and lower nondeductible goodwill amortization.

The loss before extraordinary items of $1,040 million, or $6.18 per basic Common share, for the six months ended June 30, 1999 compared with income before extraordinary items of $140.9 million, or 81 cents per share, for the same six-month period last year.

The extraordinary items charge in the six months ended June 30, 1998 of $30.5 million ($46.9 million pre-tax), or 18 cents per share, resulted from the extinguishment of debt. (See Note 6.)

Net loss of $1,040 million, or $6.18 per share, compared with net income of $110.4 million, or 63 cents per share, for the same six-month period last year.

Income from operations before charges, which represents income (loss) before extraordinary items, adjusted to exclude both the $1,126 million goodwill write-down and the $108.8 million ($69.9 million after tax) restructuring and other nonrecurring charges taken in the six-month period ended June 30, 1999, was $155.9 million, or 92 cents basic and 90 cents diluted per share for the six months ended June 30, 1999, as compared with $140.9 million, or 81 cents basic and 80 cents diluted per share for the same six-month period last year.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

In June 1999, FAS Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued, deferring the effective date of FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," from January 1, 2000 to January 1, 2001. FAS Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is in the process of evaluating the effect of adoption on future results and the disclosure requirements under this standard.


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

PROJECT OVERVIEW (Concluded)

In addition to the efforts that have been focused on resolution of the Year 2000 issue, some of our business segments also have undertaken the normal course replacement of older IT systems and non-IT devices with enterprise programs and other system solutions to improve business processes. These enterprise programs also will result in making the affected systems Year 2000 compliant.

INTERNAL STATE OF READINESS. The non-IT portion of the project is complete. The IT portion of the project is substantially complete, and a few IT applications in foreign office products locations will be made compliant during the third quarter.

THIRD PARTY RISKS. Many third parties have responded to our requests for information and have indicated their intention to be Y2K compliant. We have made more extensive inquiries with our significant suppliers and customers, and we have conducted limited testing of third party systems that interface with certain of our systems. If one or more significant third parties fail to be Y2K compliant, results may include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies and invoice and collection errors.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

YEAR 2000 READINESS DISCLOSURE (Concluded)
------------------------------

THIRD PARTY RISKS (Concluded)

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

CONTINGENCY PLANNING. We have been focusing our efforts on compliance, and we believe the critical IT and non-IT portions of the project are compliant. In addition, we are engaged in continuing efforts to evaluate the Y2K compliance of our significant third party suppliers and customers. The Year 2000 problem presents a number of risks that are beyond our reasonable control. Accordingly, contingency plans focusing on critical activities are being developed and will be implemented to the extent necessary. Among the plans being considered are arranging for contingent raw material, component and manufacturing capacity sources; building supplies and inventory; escrowing the computer source codes of key software applications; ensuring the availability of appropriate staff at critical periods; development of manual work-around procedures and reviewing data recovery disaster plans.

COSTS TO ADDRESS YEAR 2000 ISSUES. Based on the efforts to date and on project plans, we currently estimate that the total costs (including costs of existing internal resources) will be approximately $25 million, which is being provided by internally generated sources. Of the total cost, we spent approximately 91 percent as of June 30, 1999. This cost estimate may change as the program progresses.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Home Products
-------------

Net sales increased $195.5 million, or 28%. The increase was primarily attributable to the acquisition of Schrock cabinets in June 1998 and overall volume and price increases. The overall volume increases reflect higher volume in existing products, line extensions and the introduction of new products. Operating company contribution increased $28.5 million, or 26%. The increase reflects the higher sales and improved gross margin, partly offset by increased operating expenses. The gross margin improvement reflected the benefits of higher volume, favorable product mix and higher selling prices. The increased operating expenses reflects higher volume-related selling expenses and higher advertising expenses (principally at Moen) as well as increased general and administrative expenses.


Office Products
---------------

Net sales decreased $15.9 million, or 2%. The decrease was primarily attributable to lower overall volume, lower prices (including higher rebates and allowances) and lower average foreign exchange rates, partly offset by the benefits of an acquisition. The overall volume decline reflects lower volume in some existing products, partly offset by the introduction of new products. The lower volume primarily results from inventory reduction programs by major customers. Operating company contribution decreased $27 million, or 55%. The decrease reflects the lower sales and lower gross margin, partly offset by lower operating expenses. The gross margin decreased because of lower prices and additional costs related to current integration and relocation of operations in North America, Europe and Australia. The decrease in operating expenses resulted from lower freight costs (favorable comparison to 1998 costs incurred to maintain customer service levels during restructuring activities) and decreased general and administrative costs, partly offset by higher customer program costs, higher Y2K expenses and higher U.K. distribution expenses. Favorable operating company contribution comparisons are expected for the second half of 1999 but a decrease is expected for full year operating company contribution.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products
-------------

Net sales decreased $25.8 million, or 4%, on an overall volume decline in total golf clubs reflecting the timing of Cobra's new product introductions and the continued softness in the golf club market. Cobra's introduction of new products last year occurred in the first quarter. This year's newly introduced Cobra Gravity Back irons began shipping later in the first quarter, and drivers started shipping in April. As a result, the timing of new product introductions and discounting on older models led to a significant decline in sales of Cobra clubs and to a lower margin in golf clubs. The sales decline in total golf clubs was partly offset by sales gains in Titleist golf clubs, Titleist and Pinnacle golf balls and FootJoy shoes (volume increases reflecting benefits from new products and line extensions). Operating company contribution increased slightly. Lower operating expenses primarily reflected savings associated with the 1998 staff reductions at Cobra, reduced advertising and promotional, and research and development expenses. The lower operating expenses were almost offset by the effects of lower sales.

The United States Golf Association establishes standards for golf equipment used in competitive play in the United States. The USGA has announced its intention to propose new rules in late 1999 or 2000 addressing the initial velocity and overall distance standards for golf balls. Until more details regarding the proposed rule changes become available, we cannot determine whether they would have an effect on our group's golf ball business and/or the golf ball industry.

Spirits and Wine
----------------

Net sales increased $29.5 million, or 5%. The increase resulted from the August 1998 Geyser Peak wine acquisition, higher prices and overall volume increases, partly offset by lower average foreign exchange rates. The overall volume increases reflect line extensions in the U.S. (principally DeKuyper cordial line) and new products, partly offset by lower volumes on existing brands. The lower volume on existing brands results from lower shipments of private label scotch products and most U.S. brands. Shipments of Jim Beam bourbon and Dekuyper cordials increased. Operating company contribution increased $10.8 million, or 10%. The increase resulted from the higher sales and improved gross margin (principally reflecting favorable product mix and price increases), partly offset by higher operating expenses. The higher operating expenses were caused by increased volume-related selling expenses. Operating results improved in North America (including the benefit from the wine acquisition) while the private label scotch business declined. For the remainder of the year, more modest growth in operating company contribution is expected.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Spirits and Wine (Concluded)
----------------

The spirits and wine business has entered into an international sales and distribution joint venture with Remy-Cointreau and Highland Distillers to distribute and sell products in markets outside the United States. To create this joint venture, each company has agreed to contribute approximately $110 million in distribution assets and/or cash. The joint venture commenced operations in August.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities of $140 million for the six months ended June 30, 1999 compared with $30.9 million for the same six-month period last year.

Net cash used by investing activities for the six months ended June 30, 1999 was $74.5 million, as compared with $263.6 million in the same six-month period last year that included the acquisitions of Apollo Presentation Products and Schrock Cabinet Company.

Net cash used by financing activities for the six months ended June 30, 1999 was $37.3 million, as compared with net cash provided by financing activities of $269.9 million in the same six-month period last year. During the six months ended June 30, 1999, the Company purchased 7,227,783 Common shares including those purchased pursuant to the systematic share purchase program and other open market purchases.

Total debt at June 30, 1999 was $1.7 billion, an increase of $223 million from December 31, 1998. The ratio of total debt to total capital increased from 26.6% at December 31, 1998 to 38.2% at June 30, 1999. The increase principally reflected the impact on total capital of the $1,126 million write-down of goodwill in the second quarter of 1999.

During the six months ended June 30, 1998, the Company purchased $175.1 million principal amount of its outstanding debt. (See Note 6.) On June 30 and March 31, 1998, the Company issued $200 million of 6-5/8% Debentures, Due 2028 and $200 million of 6-1/4% Notes, Due 2008, respectively.

Management believes that the Company's internally generated funds, together with its access to global credit markets, are more than adequate to meet the Company's capital needs.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ----------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

   Results of Operations for the Three Months Ended June 30, 1999 as Compared
                     to the Three Months Ended June 30, 1998
   ---------------------------------------------------------------------------

                                                                                                           Operating
                                                             Net Sales                              Company Contribution(1)
                                                         -----------------                       --------------------------
                                                     1999                1998                    1999                   1998
                                                     ----                ----                    ----                  -------
                                                                               (In millions)


Home products                                      $  463.8             $  367.1                  $   70.9                $ 55.9
Office products                                       309.1                318.4                       6.4                  20.7
Golf products                                         329.5                328.4                      74.1                  68.8
Spirits and wine                                      318.3                312.3                      67.5                  63.8
                                                   --------             --------                    ------                ------
                                                   $1,420.7             $1,326.2                    $218.9                $209.2
                                                   ========             ========                    ======                ======



(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales increased $94.5 million, or 7%, on acquisitions made in 1998, principally in the home products segment, and to a lesser extent in the spirits and wine segment, and on benefits from new products and line extensions, partly offset by volume declines in some existing products, lower average foreign exchange rates and lower prices. Operating company contribution increased 5% on the benefits from the acquisitions.

As a result of the change for measuring impairment (See the section on "Consolidated" describing the six months results for additional information on the change.) the Company recorded a non-cash write-down of goodwill of $1,126 million ($6.74 per share basic and diluted) in the three-month period ended June 30, 1999. As a result of the write-down, amortization of intangibles declined to $19.2 million in the three months ended June 30, 1999 from $26.9 million for the same three-month period last year.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

During the three-month period ended June 30, 1999, the Company recorded pre-tax restructuring and other nonrecurring charges of $108.8 million, $69.9 million after-tax, or 42 cents basic and diluted per share. (See Note 7 and the section on "Consolidated" describing the six months results for additional information on restructuring.)

Interest and related expenses increased 2% reflecting higher average borrowings, partly offset by lower interest rates.

The effective income tax rate comparison was distorted by the absence of tax benefits on the write-down of goodwill and the impact of the restructuring and other nonrecurring charges taken in the second quarter of 1999. Excluding these charges, the effective income tax rates for the three months ended June 30, 1999 and 1998 were 36.5% and 37.1%, respectively.

The loss before extraordinary items of $1,096.1 million, or $6.56 per basic Common share, for the three months ended June 30, 1999, compared with income before extraordinary items of $87.9 million, or 50 cents per share, for the same three-month period last year.

The extraordinary items charge in the three months ended June 30, 1998 of $22.1 million ($33.9 million pre-tax), or 13 cents per share, resulted from the extinguishment of debt. (See Note 6.)

Net loss of $1,096.1 million, or $6.56 per share, for the three months ended June 30, 1999, compared with net income of $65.8 million, or 37 cents per share, for the same three-month period last year.

Income from operations before charges, which represents income (loss) before extraordinary items, adjusted to exclude both the $1,126 million goodwill write-down and the $108.8 million ($69.9 million after tax) restructuring and other nonrecurring charges taken in the three-month period ended June 30, 1999, was $99.8 million, or 60 cents and 58 cents basic and diluted per share, respectively, for the three months ended June 30, 1999, as compared with $87.9 million, or 50 cents basic and diluted per share for the same three-month period last year.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Home Products
-------------

Net sales increased $96.7 million, or 26%. The increase was primarily attributable to the acquisition of Schrock cabinets in June 1998 and overall volume and price increases. The overall volume increases reflect higher volume on existing products, the introduction of new products and line extensions. Operating company contribution increased $15 million, or 27%. The increase reflects the higher sales and improved gross margin, partly offset by higher operating expenses. The improvement in gross margin reflects higher prices and the benefits of higher volume and favorable product mix. The increased operating expenses reflect higher volume-related selling expenses and advertising expenses (principally at Moen) as well as higher general and administrative expenses.


Office Products
---------------

Net sales decreased $9.3 million, or 3%. The decrease results from lower overall volume, lower prices (which includes higher rebates and allowances) and lower average foreign exchange rates. The overall volume decline reflects lower volume in some existing products, partly offset by the introduction of new products. The lower volume primarily results from inventory reduction programs by major customers. Operating company contribution decreased $14.3 million, or 69%. The decrease reflects the lower sales and decreased gross margin, partly offset by lower operating expenses. The gross margin declined because of lower prices and additional costs related to current integration and relocation of operations in North America and Europe. The lower operating expenses resulted from decreased general and administrative expenses, lower freight costs (favorable comparison to 1998 costs incurred to maintain customer service levels during restructuring activities), lower selling and distribution expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products
-------------

Net sales increased slightly on sales gains in Titleist golf clubs, Titleist and Pinnacle golf balls and FootJoy shoes (volume increases reflecting benefits from new products and line extensions). The sales increase was partly offset by volume declines in Cobra golf clubs. Golf glove sales were down 3% on a 1% volume decline reflecting softness in the U.S. market. Operating company contribution increased $5.3 million, or 8% on the higher sales, improved gross margin and lower operating expenses. Lower operating expenses primarily reflected savings associated with the 1998 staff reductions at Cobra and reduced advertising and promotional, and research and development expenses.


Spirits and Wine
----------------

Net sales increased $6 million, or 2%. The increase resulted from the August 1998 Geyser Peak wine acquisition and higher prices, partly offset by lower overall volume. The lower overall volume resulted from decreases in existing products, partly offset by line extensions and new products. The decreases in existing products case shipments were the result of purchases made by customers in the first quarter of 1999 in advance of announced price increases for both Jim Beam bourbon in the U.S. and pre-mixed cocktails in Australia. Shipments of most U.S. brands and volume in the European operations declined. Operating company contribution increased $3.7 million, or 6%. The increase reflects higher sales, partly offset by lower gross margin (due to unfavorable product mix partly offset by price increases) and slightly higher operating expenses. Operating results improved in North America (including the benefit from the wine acquisition) while European and Australian operations declined.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------


CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, expenses and disruptions related to the move in the corporate headquarters and the replacement of management personnel not making the move, delays in the integration of recent acquisitions, the timely resolution of the Year 2000 issue, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.
------   -----------------

         (a) Smoking and Health Proceedings

Indemnification Agreement

         On December 22, l994, Registrant sold The American Tobacco Company ("ATCO") to Brown & Williamson Tobacco Corporation ("B&W"), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO (collectively, the "Indemnitors") agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

Individual Cases

         As of August 11, 1999, there were approximately 158 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 230 such cases as of March 29, 1999, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Class Actions

         As of August 11, 1999, there were approximately 25 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 28 such cases on March 29, 1999, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Health Care Cost Recovery Actions

         As of August 11, 1999, there were approximately seven health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately nine such cases as of March 29, 1999, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Certain Developments in Cases Involving the Indemnitors

         In Engle v. R.J. Reynolds Tobacco Company, et al. (reported under Part I, Item 3, "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998), the jury in Phase I of the trial found certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO) liable for causing various cigarette related diseases and also found that punitive damages may be awarded. Phase II of the trial, in which the jury will

------   -----------------

determine specific causation and damages, is expected to begin September 7, 1999. Registrant is not a party to the Engle litigation.

         In each of the following cases against certain tobacco manufacturers (including B&W individually or as successor by merger to ATCO), juries returned defense verdicts on the dates indicated:

         a) Butler v. Philip Morris, Incorporated, et al. on June 1, 1999. Registrant was not a party to this action.

         b) Gilboy v. American Tobacco Company, et al. on July 9, 1999. Registrant was not a party to this action.

         c) Steele v. Brown & Williamson Tobacco Corporation on May 13, 1999. Registrant was not a party to this action.

List of Pending Cases

         See Exhibit 99 to this Form 10-Q for a list of additional proceedings involving the smoking and health controversy in which Registrant has been named as a defendant.

List of Terminated Cases

         See Exhibit 99 to this Form 10-Q for a list of smoking and health proceedings, in which Registrant had been named as a defendant, which have been terminated and have not previously been reported as such.

Conclusion

         Management believes that there are meritorious defenses to the above-mentioned pending actions and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of Registrant as long as the Indemnitors continue to fulfill their obligations to indemnify Registrant under the aforementioned indemnification agreement.

         (b) In Craig J. Wedde v. Valley Warehousing, Inc., et al. (reported under Part II, Item 1, "Legal Proceedings" of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999), the action was dismissed as to Registrant on the merits by stipulation of the parties ordered by the court on June 30, 1999.

Item 1.  LEGAL PROCEEDINGS. (Concluded)
------   -----------------

         (c) Reference is made to Note 9, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         (a) The Annual Meeting of Stockholders was held on April 27, 1999.

         (b) Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The five nominees for Class I directors, Mr. Thomas
C. Hays, Mr. Sidney Kirschner, Mr. Gilbert L. Klemann, II, Mr. Gordon R. Lohman and Mr. Charles H. Pistor, Jr., were duly elected at the 1999 Annual Meeting for a term of office expiring at the 2002 Annual Meeting. The term of office of the Class II directors, Mr. Eugene R. Anderson, Ms. Patricia O. Ewers, Mr. John W. Johnstone, Jr. and Mr. Eugene A. Renna, and the term of office of the Class III directors, Mr. John T. Ludes, Ms. Anne M. Tatlock, Mr. John W. Thompson, Mr. Norman H. Wesley and Mr. Peter M. Wilson, also continued after the 1999 Annual Meeting.

         (c)(i) The five nominees for Class I directors were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:

         (A) Mr. Hays: 148,726,718 votes for and 1,615,217 votes withheld;

         (B) Mr. Kirschner: 148,808,166 votes for and 1,533,769 votes withheld;

         (C) Mr. Klemann: 148,830,062 votes for and 1,511,873 votes withheld;

         (D) Mr. Lohman: 148,843,352 votes for and 1,498,583 votes withheld;

         (E) Mr. Pistor: 148,691,261 votes for and 1,650,674 votes withheld.

         (c)(ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect
PricewaterhouseCoopers LLP independent accountants of Registrant

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (Concluded)
------   ---------------------------------------------------

for the year 1999, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 146,236,612 affirmative votes; 1,984,133 negative votes; and 718,236 votes abstained.

         (c)(iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the Fortune Brands, Inc. 1999 Long-Term Incentive Plan, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 116,004,064 affirmative votes; 10,491,589 negative votes; 3,690,299 votes abstained; and 20,155,983 broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a) Exhibits.
             --------

              12. Statement re computation of ratio of earnings to fixed charges.

              15. Letter from PricewaterhouseCoopers LLP dated August 16, 1999 re unaudited financial information.

              18. Letter from PricewaterhouseCoopers LLP dated August 16, 1999 re change in accounting principles.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. (Concluded)
------   --------------------------------

         Registrant filed a Current Report on Form 8-K, dated July 23, 1999, in respect of Registrant's press release dated July 23, 1999 announcing Registrant's financial results for the three-month and six-month periods ended June 30, 1999 (Items 5 and 7(c)).

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



Date:  August 16, 1999                          By  /s/  C. P. Omtvedt
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

  15.    Letter from PricewaterhouseCoopers LLP
         dated August 16, 1999 re unaudited
         financial information.

  18.    Letter from PricewaterhouseCoopers LLP
         dated August 16, 1999 re change in
         accounting principles.

  27.    Financial Data Schedule (Article 5).

  99.    List of Pending/Terminated Cases.