Form 10-Q
period 1999-09-30
FORTUNE BRANDS INC
filed 1999-11-12
CIK 789073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                          Commission file number 1-9076
ended September 30, 1999

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

The number of shares outstanding of the registrant's Common stock, par value $3.125 per share, at October 29, 1999 was 164,082,498 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                                                          September 30,    December 31,
                                                                              1999            1998
                                                                          -------------    ------------
                                                                           (Unaudited)
Assets

        Current assets
          Cash and cash equivalents                                         $   69.3         $  40.3
          Accounts receivable, net                                             910.7           919.9

          Inventories
           Bulk whiskey                                                        335.6           338.0
           Other raw materials, supplies and
            work in process                                                    257.1           280.8
           Finished products                                                   436.4           468.8
                                                                             --------        --------
                                                                             1,029.1         1,087.6

          Other current assets                                                 266.8           217.5
                                                                             --------        --------
            Total current assets                                             2,275.9         2,265.3

         Property, plant and equipment, net                                  1,107.2         1,119.9

         Intangibles resulting from
          business acquisitions, net                                         2,536.9         3,761.3

         Other assets                                                          277.1           213.2
                                                                            ---------        --------
            Total assets                                                    $6,197.1         $7,359.7
                                                                            =========        ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                                                          September 30,   December 31,
                                                                              1999           1998
                                                                          -------------   ------------
                                                                          (Unaudited)
Liabilities and stockholders' equity

   Current liabilities
    Notes payable to banks                                                 $   31.7        $   71.5
    Commercial paper                                                          678.0           249.9
    Current portion of long-term debt                                           1.5           183.3
    Accounts payable                                                          245.8           274.9
    Accrued taxes                                                             457.5           472.4
    Accrued expenses and other liabilities                                    656.4           592.6
                                                                            --------        --------
     Total current liabilities                                              2,070.9         1,844.6

   Long-term debt                                                             969.7           981.7
   Deferred income taxes                                                       43.5            49.9
   Postretirement and other liabilities                                       429.2           386.0
                                                                            --------        --------
      Total liabilities                                                     3,513.3         3,262.2
                                                                            --------        --------

   Stockholders' equity
    $2.67 Convertible Preferred stock -
     redeemable at Company's option                                            10.0            10.5
    Common stock, par value $3.125 per
     share, 229.6 shares issued                                               717.4           717.4
    Paid-in capital                                                           117.7           147.6
    Accumulated other
     comprehensive income (loss)                                              (11.1)            4.7
    Retained earnings                                                       4,103.8         5,245.4
    Treasury stock, at cost                                                (2,254.0)       (2,028.1)
                                                                            --------        --------
     Total stockholders' equity                                             2,683.8         4,097.5
                                                                            --------        ---------
      Total liabilities and
            stockholders' equity                                           $6,197.1        $7,359.7
                                                                           ========         ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Nine Months Ended September 30, 1999 and 1998
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                   1999          1998
                                                                 --------      --------
Net sales                                                        $4,052.3      $3,830.0

   Cost of products sold                                          2,131.2       1,967.7
   Excise taxes on spirits and wine                                 297.3         307.0
   Advertising, selling, general and
    administrative expenses                                       1,131.6       1,047.6
   Amortization of intangibles                                       65.7          80.5
   Write-down of goodwill                                         1,126.0           -
   Restructuring charges                                            106.7           -
   Interest and related expenses                                     77.4          76.6
   Other (income) expenses, net                                       2.6           3.7
                                                                 --------       --------
Income (loss) before income taxes
   and extraordinary items                                         (886.2)        346.9

   Income taxes                                                     105.6         149.2
                                                                 --------       --------
Income (loss) before extraordinary items                           (991.8)        197.7

Extraordinary items                                                   -           (30.5)
                                                                 --------       --------
Net income (loss)                                                $ (991.8)      $ 167.2
                                                                 ========       ========

Earnings per Common share
   Basic
          Income (loss) before extraordinary items                 $(5.92)        $1.14
          Extraordinary items                                         -            (.18)
                                                                   ------         -----
          Net income (loss)                                        $(5.92)        $ .96
                                                                   ======         =====
   Diluted
          Income (loss) before extraordinary items                 $(5.92)        $1.12
          Extraordinary items                                         -            (.18)
                                                                   ------         -----
          Net income (loss)                                        $(5.92)         $.94
                                                                   ======         =====
Dividends paid per Common share                                      $.66          $.63
                                                                   ======         =====
Average number of Common shares outstanding
   Basic                                                            167.6         172.5
                                                                    =====         =====
   Diluted                                                          167.6         176.8
                                                                    =====         =====

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended September 30, 1999 and 1998
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                   1999           1998
                                                                 ----------     ----------
Net sales                                                        $1,339.3       $1,300.3

   Cost of products sold                                            699.9          681.0
   Excise taxes on spirits and wine                                  94.0          107.5
   Advertising, selling, general and
    administrative expenses                                         379.3          346.3
   Amortization of intangibles                                       19.2           27.3
   Restructuring charges                                             26.8            -
   Interest and related expenses                                     26.2           26.2
   Other (income) expenses, net                                       2.6            2.6
                                                                 --------        --------
Income before income taxes                                           91.3          109.4

   Income taxes                                                      43.1           52.6
                                                                 ---------       --------
Net income                                                       $   48.2       $   56.8
                                                                 ========        ========

Earnings per Common share
   Basic                                                         $   .29            $.33
                                                                    ====            ====
   Diluted                                                       $   .28            $.32
                                                                    ====            ====
Dividends paid per Common share                                  $   .22            $.21
                                                                    ====            ====

Average number of Common shares outstanding
   Basic                                                           165.9           172.3
                                                                   =====           =====
   Diluted                                                         169.4           175.9
                                                                   =====           =====


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Nine Months Ended September 30, 1999 and 1998
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)

                                                                   1999           1998
                                                                 ---------       -------
Operating activities
    Net income (loss)                                            $ (991.8)       $167.2
    Write-down of goodwill                                        1,126.0           -
    Restructuring charges                                           106.7           -
    Extraordinary items                                              -             30.5
    Depreciation and amortization                                   173.2         186.5
    Decrease in accounts receivable                                   7.7           1.9
    Decrease (increase) in inventories                               50.4         (61.4)
    Decrease in accounts payable, accrued
     expenses and other liabilities                                 (72.6)        (47.7)
    (Decrease)increase in accrued taxes                              (1.0)          1.6
    Other operating activities, net                                 (50.3)        (30.3)
                                                                 ---------        ------
   Net cash provided from operating activities                      348.3         248.3
                                                                 ---------        ------
Investing activities
    Additions to property, plant and equipment                     (136.0)       (169.9)
    Acquisitions, net of cash acquired                              (27.3)       (270.4)
    Proceeds from disposition of operations                           -            17.0
    Other investing activities, net                                  20.1           0.6
                                                                 --------         ------
   Net cash used by investing activities                           (143.2)       (422.7)
                                                                 --------         ------
Financing activities
    Increase in short-term debt, net                                388.6         136.4
    Issuance of long-term debt                                        1.7         617.5
    Repayment of long-term debt                                    (194.2)       (374.8)
    Dividends to stockholders                                      (111.6)       (109.3)
    Cash purchases of Common stock for treasury                    (336.5)        (84.3)
    Proceeds received from exercise of stock options                 78.7          48.8
    Other financing activities, net                                  (0.6)        (36.2)
                                                                 --------         ------
   Net cash (used) provided by financing activities                (173.9)        198.1
                                                                 --------         ------
Effect of foreign exchange rate changes on cash                      (2.2)         (3.7)
                                                                 --------         ------
   Net increase in cash and cash equivalents                         29.0          20.0

Cash and cash equivalents at beginning of period                     40.3          54.2
                                                                 --------         ------
Cash and cash equivalents at end of period                       $   69.3        $ 74.2
                                                                 ========         ======



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the Nine Months Ended September 30, 1999 and 1998
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)




                                          $2.67                             Accumulated
                                    Convertible                                other                         Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained      stock,
                                          stock      stock      capital    income (loss)        earnings     at cost        Total
====================================================================================================================================
Balance at December 31, 1997             $11.3      $717.4      $151.1            $ 6.9        $5,129.7      $(1,999.3)    $4,017.1

Comprehensive income
   Net income                                -           -           -                -           167.2              -        167.2
   Changes during the period                 -           -           -              9.1               -              -          9.1
                                        ------      ------      ------            -----        --------         ------     --------
Total comprehensive income (loss)            -           -           -              9.1           167.2              -        176.3
                                        ------      ------      ------            -----        --------         ------     --------
Dividends                                    -           -           -                -          (147.5)             -       (147.5)
Purchases                                    -           -           -                -               -          (84.1)       (84.1)
Conversion of preferred stock and
   delivery of stock plan shares          (0.6)          -        (7.4)               -               -           71.2         63.2
                                         -----      ------      ------            -----        --------      ---------     --------
Balance at September 30, 1998            $10.7      $717.4      $143.7            $16.0        $5,149.4      $(2,012.2)    $4,025.0
                                         =====      ======      ======            =====        ========      =========     ========




Balance at December 31, 1998             $10.5      $717.4      $147.6            $ 4.7        $5,245.4      $(2,028.1)    $4,097.5

Comprehensive income
   Net income (loss)                         -           -           -                -          (991.8)             -       (991.8)
   Changes during the period                 -           -           -            (15.8)              -              -        (15.8)
                                         -----       -----      ------           ------        --------       --------     --------
Total comprehensive income (loss)            -           -           -            (15.8)         (991.8)             -     (1,007.6)
                                         -----       -----      ------           ------        --------       --------     --------
Dividends                                    -           -           -                -          (149.8)             -       (149.8)
Purchases                                    -           -           -                -               -         (337.6)      (337.6)
Conversion of preferred stock and
   delivery of stock plan shares          (0.5)          -       (29.9)               -               -          111.7         81.3
                                         -----      ------      ------           ------        --------      ---------     --------
Balance at September 30, 1999            $10.0      $717.4      $117.7           $(11.1)       $4,103.8      $(2,254.0)    $2,683.8
                                         =====      ======      ======           =======       ========      =========     ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      Principles of Consolidation

                  The condensed consolidated balance sheet as of September 30, 1999, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the related condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included write-downs of goodwill and restructuring and other nonrecurring charges in 1999 and normal recurring items. Interim results may not be indicative of results for a full year.

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

 2.      Change in Accounting for Goodwill

                  Effective April 1, 1999, the Company elected to change its method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. The Company determined that using a discounted cash flow methodology was a preferable policy. The rate used in determining discounted cash flows was a rate corresponding to the Company's cost of capital. The Company believes that fair value (i.e., discounted cash flow) is preferable because it is consistent with the basis used for investment decisions (acquisitions and capital projects) and takes into account the specific and detailed operating plans and strategies of each business. This change represents a change in accounting principle, which is indistinguishable from a change in estimate. Accordingly, the effect of the change was recorded in the second quarter of 1999.

                  As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-down of goodwill of $1,126 million ($6.71 per share) in the second quarter of 1999.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Change in Accounting for Goodwill (Concluded)

                  The write-downs by business segment were: golf products - $517.7 million, spirits and wine - $502.7 million and office products - $105.6 million. These charges represent the amount required to write-down the carrying values of the goodwill of these segments to the Company's estimate, as of April 1, 1999, of the estimated future discounted cash flows using the methodology described below.

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

                  The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows are determined by disaggrega-ting its business segments to an operational and organizational level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. Prior to April 1, 1999, the assessment of recoverability and measurement of impairment of goodwill was based on undiscounted cash flows.

 3.      Acquisitions/Joint Venture

                  In October 1999, the home products business acquired NHB Group Ltd., a Canadian manufacturer of ready-to-assemble kitchen and bath cabinetry and the office products business acquired Boone International Inc., a U.S. - based manufacturer of dry-erase boards and markers, bulletin boards, easels and other presentation products. The aggregate cost of these acquisitions was approximately $100 million, including fees and expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       Acquisitions/Joint Venture (Concluded)

                  On August 13, 1999, the spirits and wine business formed an international sales and distribution joint venture named MaxxiuM International B.V. with Remy-Cointreau and Highland Distillers, which began operating in August 1999, to distribute and sell premium wines and spirits in key markets outside the United States. The Company agreed to contribute assets related to its international distribution network and periodic cash payments with a total estimated value of $110 million in return for a one-third interest in the venture. The Company's investments in MaxxiuM will be recorded at its book value of assets contributed plus cash.

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


 4.      Information on Business Segments

                  Net sales and operating company contribution are as follows:


                                                                                         Operating
                                                                   Net                    Company
                                                                  Sales                Contribution
                                                              ---------------          --------------
                                                                   Nine Months Ended September 30,
                                                              1999        1998           1999       1998
                                                              ----        ----           ----       ----
                                                                             (In millions)
          Home products                                       $1,379.9    $1,143.3      $210.9    $172.2
          Office products                                        963.2       986.5        47.0      79.0
          Golf products                                          801.6       820.1       139.5     137.6
          Spirits and wine                                       907.6       880.1       186.7     172.0
                                                              --------     --------     ------    ------

                                                              $4,052.3    $3,830.0      $584.1    $560.8
                                                              ========    ========      ======    ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 4.      Information on Business Segments (Continued)


                                                                                         Operating
                                                                   Net                    Company
                                                                  Sales                Contribution
                                                              ---------------          --------------
                                                                   Nine Months Ended September 30,
                                                              1999        1998           1999       1998
                                                              ----        ----           ----       ----
                                                                             (In millions)
          Home products                                       $ 474.9     $ 433.8       $ 71.3    $ 61.1
          Office products                                       338.9       346.3         25.1      30.1
          Golf products                                         222.0       214.7         28.9      27.1
          Spirits and wine                                      303.5       305.5         69.1      65.2
                                                              --------    --------      ------     ------

                                                              $1,339.3    $1,300.3      $194.4    $183.5
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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 4.      Information on Business Segments (Concluded)


                  A reconciliation of operating company contribution to consolidated income (loss) before income taxes and extraordinary items is as follows:

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            1999            1998
                                                                           ------          ------
                                                                                (In millions)
         Operating company contribution                                 $  584.1           $560.8
         Amortization of intangibles                                        65.7             80.5
         Write-down of goodwill                                          1,126.0              -
         Restructuring charges                                             106.7              -
         Other nonrecurring charges                                         39.6              -
         Interest and related expenses                                      77.4             76.6
         Non-operating expenses                                             54.9             56.8
                                                                         --------           ------
         Income (loss) before income taxes
                  and extraordinary items                                 (886.2)           $346.9
                                                                         ========           ======

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                            1999             1998
                                                                           -------          ------
                                                                                (In millions)

         Operating company contribution                                   $194.4            $183.5
         Amortization of intangibles                                        19.2              27.3
         Restructuring charges                                              26.8                -
         Other nonrecurring charges                                         10.7                -
         Interest and related expenses                                      26.2              26.2
         Non-operating expenses                                             20.2              20.6
                                                                          -------           ------
         Income before income taxes                                       $ 91.3            $109.4
                                                                          =======           ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 5.      Earnings Per Share

                  The computation of basic and diluted earnings per Common share for "Income (loss) before extraordinary items" is as follows:

                                                                       Nine Months Ended         Three Months Ended
                                                                         September 30,              September 30,
                                                                       ----------------          ------------------
                                                                       1999        1998          1999          1998
                                                                       ----        ----          ----          ----
                                                                          (In millions, except per share amounts)
         Income (loss) before extraordinary items                     $(991.8)   $197.7         $48.2          $56.8
            Less:  Preferred stock dividends                              0.7       0.7           0.2            0.3
                                                                       -------    ------         -----         -----
         Income (loss) available to Common
            stockholders - basic                                       (992.5)    197.0          48.0           56.6
         Convertible Preferred stock
            dividend requirements                                         -         0.7           0.2            0.3
                                                                       ------    ------          -----         -----
         Income (loss) available to Common
            stockholders - diluted                                    $(992.5)   $197.7         $48.2          $56.5
                                                                       =======   ======         ======         =====

         Weighted average number of Common
            shares outstanding - basic                                  167.6     172.5         165.9          172.3
         Conversion of Convertible
            Preferred stock                                               -         2.2           2.0            2.2
         Exercise of stock options                                        -         2.1           1.5            1.4
                                                                        -----     -----         -----          -----
         Weighted average number of Common
            shares outstanding - diluted                                167.6     176.8         169.4          175.9
                                                                        =====     =====         =====          =====
         Earning (Loss) per Common share
            Basic                                                      $(5.92)    $1.14          $.29           $.33
                                                                        ======    =====          ====           ====
            Diluted                                                    $(5.92)    $1.12          $.28           $.32
                                                                        ======    =====          ====           ====


                  The calculations of earnings per share on a diluted basis for the nine months ended September 30, 1999 excludes the impact of the Convertible Preferred stock and stock options, since they would result in an antidilutive effect.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 6.      Extraordinary Items

                  During the six-month period ended June 30, 1998, the Company purchased the following principal amounts of its outstanding debt:
         $31.4 million of 7-1/2% Notes, Due 1999, $50.4 million of 8-1/2% Notes, Due 2003, $10.5 million of 9% Notes, Due 1999 and $32.7 million of 8-5/8% Debentures, Due 2021, and the Company also redeemed the outstanding $50.1 million of 12-1/2% Sterling Loan Stock, Due 2009. The extinguishment of debt resulted in a charge of $30.5 million ($46.9 million pre-tax), or 18 cents per share for the nine months ended September 30, 1998.

 7.      Restructuring and Other Nonrecurring Charges

                  Restructuring/Other Nonrecurring Charges - 1997
                  -----------------------------------------------

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
                                            ======                     =====              ======

                  Home products included charges related to the disposition of certain product lines and the rationalization of operations.

                  Office products included charges related to the rationalization of operations, the discontinuance of certain product lines and lease cancellation costs, partly offset by a $12.6 million pre-tax gain on the sale of nonstrategic businesses.

                  Golf products included charges related to the discontinuance of certain product lines and the rationalization of operations.

                  Spirits and wine included charges related to a change in bulk whiskey valuations which resulted from the integration of the worldwide distilled spirits business, international distribution and lease agreements and the discontinuance of certain product lines.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Restructuring and Other Nonrecurring Charges (Continued)


                  The rationalization of operations referred to above included the closure, consolidation, sale and/or disposal of five manufacturing facilities (four in the U.S. and one in the U.K.); two combined manufacturing and distribution facilities (one in each of Australia and Europe); six distribution centers (three in Australia, two in the U.S. and one in Japan); and three office facilities (one in Australia and two in the U.K.). The rationalization also included the termination of a foreign joint venture.

                  Reconciliation of the liability of the restructuring and other nonrecurring charges is as follows:



                                                            Nine Months Ended September 30, 1999
                                                     -------------------------------------------------------
                                                     Balance at        Cash         Non-Cash      Balance at
                                                      12/31/98     Expenditures    Write-offs      9/30/99
                                                     ----------    ------------    ----------     ----------
                                                                              (In millions)
        Rationalization of
           operations
             Employment
               termination costs                      $ 8.6           $(6.7)        $(1.9)(1)      $    -
             Facility closing
               costs                                    1.2            (0.8)         (0.4)(1)           -
             Other                                      1.2            (1.4)          0.2 (1)           -
         International distribution
           and lease agreements                         4.2            (0.3)         (3.9)(1)           -
         Loss on disposal of
           fixed assets
           and businesses                               3.2            (0.8)         (2.4)              -
                                                      -----            ----          -----            -----
                                                      $18.4          $(10.0)        $(8.4)            $ -
                                                      =====           ======        ======            =====

         (1) Non-cash write-offs include reclasses to reduce employment termination costs by $1 million and international distribution and lease agreements by $1.9 million and to increase facility closing costs by $2.7 million and other by $0.2 million.


                  The activities related to the 1997 restructuring and other nonrecurring charges have been completed.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 7.      Restructuring and Other Nonrecurring Charges (Continued)


         Restructuring/Other Nonrecurring Charges - 1999
         -----------------------------------------------

                  On April 27, 1999, the Company announced plans to reduce its corporate workforce (at the time 185 people) by about one-third, and relocate the corporate headquarters to an existing facility in Lincolnshire, Illinois, by the end of 1999. These actions are expected to result in a total of approximately $80-$90 million of pre-tax restructuring and other nonrecurring charges during 1999, including $74 million recorded in the nine-month period ended September 30, 1999 ($66.4 million and $7.6 million in the second and third quarters, respectively).

                  Also on April 27, 1999, the Company announced that additional restructuring actions will be taken to further reduce costs. While the review of other potential projects, including evaluation of potential savings, is still underway, charges totaling $72.3 million were recorded in the nine-month period ended September 30, 1999 ($42.4 million and $29.9 million in the second and third quarters, respectively). Additional actions, including a review of worldwide supply chain management and product lines and plant relocation, could result in restructuring and other nonrecurring charges being recorded over the next six to nine months in the range of $50-$70 million as actions are initiated.

                  During the nine-month and three-month periods ended September 30, 1999, the Company recorded pre-tax restructuring charges as follows:


                                             Restructuring Charges
                                  ----------------------------------------------

                                  Nine Months Ended          Three Months Ended
                                  September 30, 1999         September 30, 1999
                                  --------------------      --------------------
                                                 (In millions)

         Home products                $23.6                         $21.5
         Office products                5.3                           0.2
         Golf products                 11.4                           5.1
         Corporate office              66.4                            _
                                      -----                          ----
                  Total              $106.7                         $26.8
                                      =====                          ====

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.       Restructuring and Other Nonrecurring Charges (Continued)

                  Home products includes reductions in force (approximately 820 positions) as a result of the move of substantially all of the lock assembly operations and certain specialty plumbing operations to Mexico.

                  Office products includes reductions in force resulting from the move of labeling and printing production to Mexico as well as other reductions in force in the U.S. and Europe. The total reduction in force approximates 390 positions.

                  Golf products includes asset write-offs and reductions in force (approximately 180 positions) principally resulting from consolidation of golf club facilities from six to three.

                  Corporate office includes employee related and lease termination costs related to the move to Lincolnshire, Illinois. Employee costs represent severance payments, costs related to a voluntary early retirement program, and expenses for long-term incentive and pension plans. These costs relate to 130 people who are either not relocating or whose positions are being eliminated.

                  Reconciliation of the restructuring liability is as follows:



                                                    Nine Months Ended September 30, 1999
                                              ---------   ------------   ----------   -----------
                                                Total       Cash          Non-Cash    Balance at
                                              Provision   Expenditures   Write-offs     9/30/99
                                              ---------   ------------   ----------   -----------
                                                          (In millions)
         Rationalization of
           Operations
             Employment
                  termination costs (1)       $ 79.6        $ (6.3)       $(28.9)      $44.4
             Other                               5.6          (4.1)         (0.2)        1.3
         International distribution
           and lease agreements                 18.0          (0.4)        (16.8)        0.8
         Loss on disposal of assets              3.5            -           (3.2)        0.3
                                              ------        -------       -------      ------
                                              $106.7        $(10.8)       $(49.1)      $46.8
                                              ======        =======       =======      ======

   (1)   As of September 30, 1999, 535 of the 1,520 positions were eliminated.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.       Restructuring and Other Nonrecurring Charges (Concluded)

                  During the nine-month and three-month periods ended September 30, 1999, the Company recorded pre-tax other nonrecurring charges as follows:


                                                      Other Nonrecurring Charges
                           --------------------------------------------------------------------------
                                  Nine Months Ended                          Three Months Ended
                                 September 30, 1999                          September 30, 1999
                           ---------------------------------          -------------------------------
                                                           (In Millions)
                           Cost of                                    Cost of
                            Sales          SG&A                        Sales        SG&A
                           Charges       Charges       Total          Charges      Charges      Total
                           -------       -------       -----          -------      -------      -----
         Home Products      $ 1.3         $ 0.7        $ 2.0           $ 1.3        $ 0.7        $ 2.0
         Golf Products       23.9           5.5         29.4             0.5           -           0.5
         Office Products       -            0.6          0.6              -           0.6          0.6
         Corporate Office      -            7.6          7.6              -           7.6          7.6
                            -----         -----        -----           -----        -----        -----
         Total              $25.2         $14.4        $39.6           $ 1.8        $ 8.9        $10.7
                            =====         =====        =====           =====        =====        =====

                  Other nonrecurring charges include charges related to the restructuring activities:

         Golf products includes inventory charges associated with discontinuance of product lines and asset write-offs (including a note receivable related to a previously sold operation).

         Corporate office and Home products include relocation and implementation costs and accelerated depreciation on furniture and leasehold improvements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 8.      Comprehensive Income (Loss)

                  The components of accumulated other comprehensive income
(loss) are as follows:

                                        Foreign              Minimum           Accumulated
                                        currency        pension liability   other comprehensive
                                       adjustments           adjustment        income (loss)
                                       -----------      -----------------   -------------------
                                                          (In millions)
      Balance at December 31, 1997       $ 19.9               $(13.0)             $ 6.9
      Changes in nine months                9.1                  -                  9.1
                                         ------               ------              -----
      Balance at September 30, 1998      $ 29.0               $(13.0)             $16.0
                                         ======               ======              =====

      Balance at December 31, 1998       $ 12.5               $(7.8)             $  4.7
      Changes in nine months              (15.8)                 -                (15.8)
                                         ------               ------             -------
      Balance at September 30, 1999      $ (3.3)              $(7.8)             $(11.1)
                                         ======               ======             =======

                  For the three-month periods ended September 30, 1999 and 1998, total comprehensive income was $61.9 million and $66.8 million, respectively.


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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

         To the Board of Directors of Fortune Brands, Inc.:

                  We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of September 30, 1999, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



         PricewaterhouseCoopers LLP



         11 Madison Avenue
         New York, New York  10010
         November 12, 1999

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------
      Results of Operations for the Nine Months Ended September 30, 1999 as
              Compared to the Nine Months Ended September 30, 1998
   --------------------------------------------------------------------------

                                                                            Operating Company
                                                         Net Sales           Contribution(1)
                                                     -----------------   ------------------------
                                                      1999        1998       1999        1998
                                                     -----        ----       ----        ----
                                                                  (In millions)
          Home products                             $1,379.9      $1,143.3    $210.9      $172.2
          Office products                              963.2         986.5      47.0        79.0
          Golf products                                801.6         820.1     139.5       137.6
          Spirits and wine                             907.6         880.1     186.7       172.0
                                                    --------      --------    ------      ------
                                                    $4,052.3      $3,830.0    $584.1      $560.8
                                                    ========      ========    ======      ======


(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales increased $222.3 million, or 6%, on benefits from new products and line extensions, acquisitions made in 1998, principally in the home products segment, and to a lesser extent in the spirits and wine and office products segments. These increases were partly offset by volume declines in some existing products, changes in the way the Company sells through the MaxxiuM spirits and wine joint venture (as described below), lower prices and lower average foreign exchange rates. Operating company contribution increased 4% on gains in all segments except office products.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

The adoption of the discounted cash flow method may result in greater earnings volatility since any subsequent decreases in discounted cash flows of certain segments may result in the write-downs of goodwill.

As a result of this change for measuring impairment, the company recorded a non-cash write-down of goodwill of $1,126 million ($6.71 per share). The write-down was recorded in the following business segments: golf products - $517.7 million, spirits and wine - $502.7 million and office products - $105.6 million. As a result of the write-down, amortization of intangibles declined to $65.7 million in the nine months ended September 30, 1999 from $80.5 million for the same nine-month period last year.

On April 27, 1999, the Company announced plans to reduce its corporate workforce (at the time 185 people) by about one-third and relocate the corporate headquarters to an existing facility in Lincolnshire, Illinois, by the end of 1999. These actions are expected to result in a total of approximately $80-$90 million of pre-tax restructuring and other nonrecurring charges during 1999, including $74 million recorded in the nine-month period ended September 30, 1999 ($66.4 million and $7.6 million recorded in the second and third quarters, respectively). These charges include employee related and lease termination costs related to the move to Lincolnshire, Illinois. Employee costs represent severance payments, costs related to a voluntary early retirement program, and expenses for long-term incentive and pension plans. These costs relate to 130 people who are either not relocating or whose positions are being eliminated. As a result, the Company will significantly change the structure of its headquarters organization. The Company estimates total projected pre-tax annualized savings from these actions to be in the range of $30 million.

Also on April 27, 1999, the Company announced that additional restructuring actions will be taken to further reduce costs. While the review of other potential projects, including evaluation of potential savings, is still underway, charges totaling $72.3 million were recorded in the nine-month period ended September 30, 1999 ($42.4 million and $29.9 million in the second and third quarters, respectively). Additional actions, including a review of worldwide supply chain management and product lines and plant relocation, could result in restructuring and other nonrecurring charges being recorded over the next six to nine months in the range of $50-$70 million as actions are initiated. Home products charges include reductions in force (approximately 820 positions) as a result of the move of substantially all of the lock assembly operations and certain specialty

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------
plumbing operations to Mexico. Office products charges include reductions in force resulting from the move of labeling and printing production to Mexico as well as other reductions in force in the U.S. and Europe. The total office products reduction in force approximates 390 positions. Golf products charges include costs related to termination of licensing agreements, product line discontinuances, asset write-offs (including a note receivable related to a previously sold operation) and reductions in force (approximately 180 positions) principally resulting from consolidation of golf club facilities from six to three. The Company estimates total projected pre-tax savings from these actions to be in the range of $20 million beginning in 2000. Much of the savings from these actions are expected to be invested to further develop products and brands.

In total, the Company recorded pre-tax restructuring and other nonrecurring charges of $146.3 million, $93.3 million after-tax, or 56 cents per share during the nine months ended September 30, 1999.

Interest and related expenses increased 1% reflecting higher average borrowings, partly offset by lower interest rates.

The effective income tax rate comparison was distorted by the absence of tax benefits on the write-down of goodwill and the impact of the restructuring and other nonrecurring charges taken in 1999. Excluding these charges, the effective income tax rates for the nine months ended September 30, 1999 and 1998 were 41.1% and 43.0%, respectively. The lower effective tax rate this year principally reflected lower nondeductible goodwill amortization and a refund associated with the settlement of a tax audit.

The loss before extraordinary items of $991.8 million, or $5.92 per share, for the nine months ended September 30, 1999 compared with income before extraordinary items of $197.7 million, or $1.14 basic and $1.12 diluted per share, for the same nine-month period last year.

The extraordinary items charge in the nine months ended September 30, 1998 of $30.5 million ($46.9 million pre-tax), or 18 cents per share, resulted from the extinguishment of debt. (See Note 6.)

Net loss of $991.8 million, or $5.92 per share, compared with net income of $167.2 million, or 96 cents basic and 94 cents diluted per share, for the same nine-month period last year.

Income from operations before charges, which represents income (loss) before extraordinary items, adjusted to exclude both the $1,126 million

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------
goodwill write-down and the $146.3 million ($93.3 million after-tax) restructuring and other nonrecurring charges taken in 1999, was $227.5 million, or $1.35 basic and $1.33 diluted per share for the nine months ended September 30, 1999, as compared with $197.7 million, or $1.14 basic and $1.12 diluted per share for the same nine-month period last year.

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

INTERNAL STATE OF READINESS. The Company believes all critical IT and non-IT projects are complete.

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

The Y2K compliance of third parties is inherently difficult to assess. As a result, each of our business segments consider disruptions caused by the failure of such parties to be Y2K compliant to present the most reasonably likely worst-case scenarios. In addition to the risks facing businesses generally, such as the failure of significant service providers in the utilities, communications, transportation, banking, financial and government sectors to be Y2K compliant, we face certain risks specific to our businesses. The continuing rationalization of manufacturing activities in the home, office and golf segments has resulted in an increase in the level of manufacturing, and purchases from vendors and suppliers in less-developed countries. The Y2K compliance in such countries is particularly difficult to assess, and the failure of key suppliers to be Y2K compliant could cause disruptions in these segments. Also, the continued trend

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

YEAR 2000 READINESS DISCLOSURE (Continued)
------------------------------

THIRD PARTY RISKS (Continued)

towards consolidation among the customer base in the home and office products segments presents increased risks if one of these large customers is not Y2K compliant and interrupts purchases. Because the sales in these segments are becoming concentrated on a number of larger customers, the failure of one or more such customers to be Y2K compliant could result in interruptions in sales to affected customers. Finally, the spirits and wine segment faces potential disruptions in the U.S. related to non-compliance by any of the state and local government entities that control the distribution and sale of spirits and wine in 18 "control" states. In essence, the requirement that spirits and wine be sold only through the government in such jurisdictions may legally prohibit the spirits and wine segment from taking the necessary steps to continue to sell or distribute products until such government entities' Y2K problems are successfully resolved.

CONTINGENCY PLANNING. We have been focusing our efforts on compliance, and we believe the critical IT and non-IT portions of the project are compliant. In addition, we are engaged in continuing efforts to evaluate the Y2K compliance of our significant third party suppliers and customers. The Year 2000 problem presents a number of risks that are beyond our reasonable control. Accordingly, the Company's various segments will implement contingency plans with respect to critical activities to the extent considered necessary. Depending upon the needs as assessed by each segment, such plans may include one or more of the following elements: arranging for additional raw material, component and manufacturing capacity sources; a limited building of supplies and inventory; the escrow of computer source codes for key software applications; arranging for the availability of appropriate staff at critical periods; development of manual work-around procedures and reviewing data recovery disaster plans.

COSTS TO ADDRESS YEAR 2000 ISSUES. Based on the efforts to date and on project plans, we currently estimate that the total costs (including costs of existing internal resources) will be approximately $25 million, which is being provided by internally generated sources. Of the total cost, we spent approximately 95 percent as of September 30, 1999.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

YEAR 2000 READINESS DISCLOSURE (Concluded)
------------------------------

THIRD PARTY RISKS (Concluded)

CONCLUSION. Based on current assessment efforts, we believe that our critical internal Year 2000 issues have been resolved. However, the Year 2000 problem presents a number of risks that are beyond our reasonable control, particularly with respect to the Y2K compliance of third parties, both domestic and international. Although we believe that our Y2K program is designed to appropriately identify and address those issues which are within our reasonable control, there can be no assurance that our efforts will be fully effective or that Y2K issues will not have a material adverse effect upon our results of operations, cash flows or financial condition.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Home Products
-------------

Net sales increased $236.6 million, or 21%. The increase was primarily attributable to the acquisition of Schrock cabinets in June 1998 and overall volume and price increases. The overall volume increases reflect higher volume in existing products, line extensions and the introduction of new products. Operating company contribution increased $38.7 million, or 22%. The operating company contribution increase was caused by higher sales and improved gross margin, partly offset by increased operating expenses. The gross margin improvement reflected the benefits of higher volume, favorable product mix and higher selling prices. The increased operating expenses were caused by higher volume-related selling expenses and higher advertising expenses (principally at Moen) as well as increased general and administrative expenses.


Office Products
---------------

Net sales decreased $23.3 million, or 2%. The decline resulted from softness in the U.S. and U.K. markets for traditional office supplies as well as inventory reduction programs by major customers. In addition, sales were lower due to lower prices (principally higher rebates and allowances) and lower average foreign exchange rates. The decrease in net sales was partly offset by the benefits of an acquisition and overall higher volume (benefits from introduction of new products, partly offset by volume declines in existing products, including time management products). Operating company contribution decreased $32 million, or 41%. The decrease reflects the lower sales and lower gross margin, partly offset by lower operating expenses. The gross margin decreased because of lower prices and additional costs related to current integration and relocation of operations in North America and Europe. The decrease in operating expenses resulted from lower freight costs (favorable comparison to 1998 costs incurred to maintain customer service levels during restructuring activities) and decreased general and administrative costs, partly offset by higher customer program costs and higher U.K. distribution expenses. Unfavorable operating company contribution comparisons are expected for the fourth quarter of 1999 and full year.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products
-------------

Net sales decreased $18.5 million, or 2%, on a volume decline in total golf clubs reflecting discounting on older models, continued softness in the golf club market and delayed introduction of Cobra's new products. The sales decline in Cobra golf clubs was partly offset by sales gains in Titleist golf clubs, Titleist and Pinnacle golf balls and FootJoy shoes and gloves (volume increases reflecting benefits from new products and line extensions). Operating company contribution increased $1.9 million, or 1% as the sales decline was more than offset by lower operating expenses and improved gross margin (manufacturing efficiencies resulting from increased automation). Lower operating expenses primarily reflected savings associated with the 1998 and 1999 staff reductions at Cobra, reduced advertising and promotional, and research and development expenses.

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

Spirits and Wine
----------------

Net sales increased $27.5 million, or 3%, on the benefit of the August 1998 Geyser Peak wine acquisition, and overall volume increases and higher prices. The increase was partly offset by the effect of the MaxxiuM joint venture (as discussed below) and lower average foreign exchange rates. The overall volume increases reflect line extensions in the U.S. (principally DeKuyper cordial line) and new products, partly offset by lower volumes on existing brands resulting from lower shipments of private label Scotch products and most U.S. brands. Shipments of Jim Beam bourbon and Dekuyper cordials increased. Operating company contribution increased $14.7 million, or 9%. The increase resulted from the higher sales and improved gross margin (principally reflecting favorable product mix and price increases), partly offset by higher operating expenses, net of a reduction in distribution expenses as a result of the MaxxiuM joint venture. The higher operating expenses were caused by increased volume-related selling expenses. Operating results improved in the United States while the private label Scotch business declined.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Spirits and Wine (Concluded)
----------------

On August 13, 1999, the spirits and wine business formed an international sales and distribution joint venture named MaxxiuM International B.V. with Remy-Cointreau and Highland Distillers, which began operating in August 1999, to distribute and sell premium wines and spirits in key markets outside the United States. The Company agreed to contribute assets related to its international distribution network and periodic cash payments with a total estimated value of $110 million in return for a one-third interest in the venture. The Company's investments in MaxxiuM will be recorded at its book value of assets contributed plus cash. MaxxiuM commenced operations in August. Product is now sold to MaxxiuM net of excise taxes in certain markets and at a lower price reflecting the Company's anticipated lower distribution costs. As a result of the MaxxiuM joint venture, distribution costs also decreased.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities of $348.3 million for the nine months ended September 30, 1999 compared with $248.3 million for the same nine-month period last year, principally reflecting improved inventory management in golf and office products segments.

Net cash used by investing activities for the nine months ended September 30, 1999 was $143.2 million, as compared with $422.7 million in the same nine-month period last year that included the acquisitions of Apollo Presentation Products, Schrock Cabinet Company and Geyser Peak Winery.

Net cash used by financing activities for the nine months ended September 30, 1999 was $173.9 million, as compared with net cash provided by financing activities of $198.1 million in the same nine-month period last year. During the nine months ended September 30, 1999, the Company purchased 9,218,683 Common shares including those purchased pursuant to the systematic share purchase program and other open market purchases.

Total debt at September 30, 1999 was $1.7 billion, an increase of $194.5 million from December 31, 1998. The ratio of total debt to total capital increased from 26.6% at December 31, 1998 to 38.5% at September 30, 1999. The increase principally reflected the impact on total capital of the $1,126 million write-down of goodwill in the second quarter of 1999.

During the third quarter, the Company increased from $450 million to $1 billion its ability to offer debt securities for sale under its shelf registration with the Securities and Exchange Commission.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

During the nine months ended September 30, 1998, the Company purchased $175.1 million principal amount of its outstanding debt. (See Note 6.) On June 30 and March 31, 1998, the Company issued $200 million of 6-5/8% Debentures, Due 2028 and $200 million of 6-1/4% Notes, Due 2008, respectively.

Management believes that the Company's internally generated funds, together with its access to global credit markets, are adequate to meet the Company's capital needs.

Item 2                 FORTUNE BRANDS, INC. AND SUBSIDIARIES
------                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

FORTUNE BRANDS, INC. AND SUBSIDIARIES
--------------------------------------

     Results of Operations for the Three Months Ended September 30, 1999 as
              Compared to the Three Months Ended September 30, 1998
    -------------------------------------------------------------------------

                                                                                       Operating
                                                Net Sales                       Company Contribution(1)
                                        -------------------------             --------------------------
                                        1999               1998                 1999           1998
                                        ----               ----                 ----          ------
                                                               (In millions)
                                    C>
          Home products             $  474.9           $  433.8               $ 71.3         $ 61.1
          Office products              338.9              346.3                 25.1           30.1
          Golf products                222.0              214.7                 28.9           27.1
          Spirits and wine             303.5              305.5                 69.1           65.2
                                    --------           --------               ------         ------
                                    $1,339.3           $1,300.3               $194.4         $183.5
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

CONSOLIDATED
------------

Net sales increased $39 million, or 3%, on benefits from new products and line extensions, and an acquisition made in 1998 in the spirits and wine segment, partly offset by changes in the way the Company sells through the MaxxiuM spirits and wine joint venture, volume declines in some existing products, lower prices and lower average foreign exchange rates. Operating company contribution increased 6% on gains in all segments except office products.

As a result of the change for measuring impairment of goodwill, amortization of intangibles declined to $19.2 million in the three months ended September 30, 1999 from $27.3 million for the same three-month period last year. See the section on "Consolidated" describing the nine months results for additional information on the change.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

During the three-month period ended September 30, 1999, the Company recorded pre-tax restructuring and other nonrecurring charges of $37.5 million, $23.4 million after-tax, or 14 cents per share. (See Note 7 and the section on "Consolidated" describing the nine months results for additional information on restructuring.)

The effective income tax rate comparison was distorted as a result of the restructuring and other nonrecurring charges. Excluding these charges, the effective income tax rates for the three months ended September 30, 1999 and 1998 were 44.4% and 48.1%, respectively. The lower rate this year reflects the lower nondeductible goodwill amortization.

Net income of $48.2 million, or 29 cents basic and 28 cents diluted per share, for the three months ended September 30, 1999, compared with $56.8 million, or 33 cents basic and 32 cents diluted per share, for the same three-month period last year.

Income from operations before charges, which represents income before extraordinary items, adjusted to exclude the $37.5 million ($23.4 million after-tax) restructuring and other nonrecurring charges taken in the three-month period ended September 30, 1999, was $71.6 million, or 43 cents and 42 cents basic and diluted per share, respectively, for the three months ended September 30, 1999, as compared with $56.8 million, or 33 cents basic and 32 cents diluted per share for the same three-month period last year.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Home Products
-------------

Net sales increased $41.1 million, or 9%. The increase was primarily attributable to overall volume and price increases. The overall volume increases reflect higher volume on existing products, the introduction of new products and line extensions. Operating company contribution increased $10.2 million, or 17%. The increase reflects the higher sales and improved gross margin, partly offset by higher operating expenses. The improvement in gross margin reflects higher prices and the benefits of higher volume and favorable product mix. The increased operating expenses reflect higher volume-related selling expenses and advertising expenses (principally at Moen) as well as higher general and administrative expenses.


Office Products
---------------

Net sales decreased $7.4 million, or 2%. The decrease results from lower prices (which includes higher rebates and allowances) and lower average foreign exchange rates, partly offset by an overall volume increase reflecting benefits from introduction of new products, partly offset by lower volumes in some existing products. Operating company contribution decreased $5 million, or 17%. The decrease reflects the lower sales and decreased gross margin, partly offset by lower operating expenses. The gross margin declined because of lower prices and additional costs related to current integration and relocation of operations in North America and Europe. The lower operating expenses resulted from decreased general and administrative expenses and lower Y2K expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products
-------------

Net sales increased $7.3 million, or 3% on sales gains in Titleist golf clubs, Titleist and Pinnacle golf balls, FootJoy shoes and FootJoy and Titleist gloves principally reflecting benefits from new products and line extensions. The sales increase was partly offset by sales and volume declines in Cobra golf clubs. Operating company contribution increased $1.8 million, or 7% on the higher sales and improved gross margin (favorable comparison to prior year closeout pricing on older Cobra models), partly offset by higher advertising, promotion, and selling expenses.


Spirits and Wine
----------------

Net sales decreased $2 million, or 1%, on the effect of the MaxxiuM joint venture and lower average foreign exchange rates. This decline was partly offset by higher overall volume, the August 1998 Geyser Peak wine acquisition and price increases. The higher overall volume reflected increased DeKuyper shipments and new products and line extensions. Operating company contribution increased $3.9 million, or 6% on improved gross margin (due to favorable product mix and price increases), partly offset by higher operating expenses reflecting increased marketing expenses, net of a reduction in distribution expenses as a result of the MaxxiuM joint venture.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------


CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of recent acquisitions, the timely resolution of the Year 2000 issue, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Individual Cases

         As of November 11, 1999, there were approximately 159 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 230 such cases as of March 29, 1999, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Class Actions

         As of November 11, 1999, there were approximately 26 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 28 such cases on March 29, 1999, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Health Care Cost Recovery Actions

         As of November 11, 1999, there were approximately seven health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately nine such cases as of March 29, 1999, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Certain Developments in Cases Involving the Indemnitors

         In Engle v. R.J. Reynolds Tobacco Company, et al. (reported under Part I, Item 3, "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998), the jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). Phase II of the trial, in which the same jury will address the individual claims of named class representatives, commenced on November 1, 1999. The trial court

Item 1.  LEGAL PROCEEDINGS. (Concluded)
------   -----------------

judge has ruled that the jury in Phase II may award an aggregate classwide lump-sum amount of punitive damages. This ruling is being challenged by the defendants in Florida's appellate courts. Registrant is not a party to the Engle litigation.

List of Pending Cases

         See Exhibit 99 to this Form 10-Q for a list of additional proceedings involving the smoking and health controversy in which Registrant has been named as a defendant and not previously reported.

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

   10a1. Amendment dated as of July 26, 1999 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and Amendments thereto constituting Exhibits 10j1, 10j2, 10j3 and 10j5 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1998.*

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K (Concluded)
------        --------------------------------------------

   10a2. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10a1 hereto in favor of Dudley L. Bauerlein, Jr. and Robert J. Rukeyser.*

   12.        Statement re computation of ratio of earnings to fixed charges.

   15. Letter from PricewaterhouseCoopers LLP dated November 12, 1999 re unaudited financial information.

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


         (b)      Reports on Form 8-K.
                  -------------------
Registrant filed a Current Report on Form 8-K, dated October 21, 1999, in respect of Registrant's press release dated October 21, 1999 announcing Registrant's financial results for the three-month and nine-month periods ended October 21, 1999 (Items 5 and 7(c)).

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 FORTUNE BRANDS, INC.
                                                 --------------------
                                                    (Registrant)







Date:  November 12, 1999                         By /s/ C.P. Omtvedt
     -------------------                           --------------------
                                                 C.P. Omtvedt
                                                 Senior Vice President and
                                                 Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


                                                                  Sequentially
Exhibit                                                           Numbered Page
-------                                                           -------------
3(ii)(a).      Amendment to By-Laws of Registrant.

3(ii)(b).      By-Laws of Registrant as in effect on the
               date hereof.

10a1. Amendment dated as of July 26, 1999 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and Amendments thereto constituting Exhibits 10j1, 10j2, 10j3 and 10j5 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1998.*

10a2. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit
               10a1 hereto in favor of Dudley L. Bauerlein, Jr. and Robert J. Rukeyser.*

  12.          Statement re computation of ratio of
               earnings to fixed charges.

  15.          Letter from PricewaterhouseCoopers LLP
               dated November 12, 1999 re unaudited
               financial information.

  27.          Financial Data Schedule (Article 5).

  99.          List of Pending/Terminated Cases.




         * Indicates that exhibit is a management contractor compensatory plan or arrangement.