Form 10-K405
period 1999-12-31
FORTUNE BRANDS INC
filed 2000-03-29
CIK 789073

                                                                     [Conformed]

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999        Commission file number 1-9076

                              FORTUNE BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         13-3295276
     ----------------                                   ---------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                300 Tower Parkway, Lincolnshire, IL 60069-3640
        --------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (847) 484-4400

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 10, 2000, was $4,147,233,371. The number of shares outstanding of Registrant's common stock, par value $3.125 per share, at March 14, 2000, was 159,859,908.

                      DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1999 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 25, 2000 is incorporated by reference into Part III hereof.

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

          In recent years, Registrant has been engaged in a strategy of seeking to enhance the operations of its principal operating companies. Pursuant to this strategy, in 1999 subsidiaries of Registrant completed two acquisitions, one in Registrant's home products business and another in the office products business, for an aggregate cost of $103.6 million in cash, including fees and expenses. Also in 1999, Registrant's spirits and wine business formed an international sales and distribution joint venture, named Maxxium Worldwide B.V. (formerly known as Maxxium International B.V.), with Remy-Cointreau and Highland Distillers, to distribute and sell spirits in key markets outside the United States. Registrant's subsidiary agreed to contribute assets related to its international distribution network and periodic cash payments with a total estimated value of $110 million in return for a one-third interest in the venture. During 1999, Registrant's subsidiary made a cash investment of approximately $30 million in the venture. The investments of Registrant's subsidiary in Maxxium were recorded at the book value of assets contributed plus cash invested. In 1998, Registrant's subsidiaries completed three acquisitions of home products, office products and spirits and wine businesses for an aggregate cost of $271.8 million in cash, including fees and expenses. In 1997, Registrant's subsidiaries completed five acquisitions of office products, golf products and home products businesses for an aggregate cost of $92 million, including fees and expenses. In 1996, Registrant acquired Cobra Golf Incorporated ("Cobra"), a leading manufacturer of golf clubs, for an aggregate cost of $712 million in cash, including fees and expenses.

          Registrant has also disposed of subsidiaries having significant revenues but engaged in businesses considered by Registrant to be nonstrategic to its long-term operations. For example, in 1995, Registrant sold American Franklin Company, whose subsidiaries were engaged in the life insurance business, to American General Corporation for $1.17 billion. In 1997, Registrant completed the spin-off of Gallaher Group Plc ("Gallaher Group") to Registrant's stockholders. Subsidiaries of Gallaher Group compete in the international tobacco business.

          In addition, a number of other nonstrategic businesses and product lines have been sold. In 1997, one of Registrant's office products subsidiaries sold Sax Arts & Crafts, a marketer to schools of arts and crafts supplies. In 1998, one of Registrant's home products subsidiaries sold assets relating to the manufacture of door locks and related hardware.

          Registrant continues to pursue its strategy to enhance the operations of its principal operating companies. Registrant actively explores possible acquisitions in fields related to its principal operating companies. Registrant also cannot exclude the possibility of acquisitions in other fields or further dispositions. Registrant is currently reviewing the portfolio of brands owned by its operating companies and evaluating its options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, Registrant might finance such acquisitions by issuing additional debt or equity securities. The additional debt from any acquisitions, if consummated, would increase Registrant's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. Registrant also continues to consider other corporate strategies intended to enhance stockholder value. Registrant cannot predict whether or when any such strategies might be implemented or what the financial effect thereof might be upon Registrant's debt or equity securities.

          Another aspect of Registrant's strategy to enhance the operations of its principal operating companies has been to continuously evaluate the productivity of their product lines and existing asset base and actively seek to identify opportunities to improve Registrant's and its subsidiaries cost structure. This strategy led Registrant to record, in 1999, pre-tax restructuring and other nonrecurring charges totaling $196 million across all segments of its business. Additionally, in 1997, the Registrant recorded $298.2 million in pretax restructuring and other nonrecurring charges across all of its principal operating companies. Future opportunities may involve, among other things, the relocation of manufacturing or assembly to locations generally having lower costs and the reorganization of operations.

Cautionary Statement

          Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, Item 1 -- Business and Item 3 -- Legal Proceedings and in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of acquisitions and joint ventures, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

          (b)  Financial information about industry segments.

          See Note 15 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1999 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

          (c)  Narrative description of business.

          The following is a description of the business of the subsidiaries of Registrant in the industry segments of Home Products, Office Products, Golf Products and Spirits and Wine. For financial information about the above industry segments, see Note 15 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 1999 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

Home Products

          MasterBrand Industries, Inc. ("MasterBrand") is a holding company for subsidiaries in the home products business. Subsidiaries include Moen Incorporated ("Moen"), MasterBrand Cabinets, Inc. ("MasterBrand Cabinets"), Master Lock Company ("Master Lock") and Waterloo Industries, Inc. ("Waterloo"). The home products business is highly competitive. MasterBrand's operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. Factors that affect MasterBrand's results of operations include the levels of home improvement and residential construction activity, principally in the U.S. (including repair and remodeling and new construction).

          Moen manufactures and packages faucets, sinks, bath furnishings and plumbing accessories and parts and a wide variety of plumbing supply and repair products in the U.S. and East Asia. Moen branded faucets are sold under a variety of trade names, including Villeta, extensa, Boutique, Traditional,

Touch Control, One-Touch, Monticello, PureTouch, Concentrix, Chateau and Legend, and other products are sold under the Moen, Chicago Specialty, Dearborn Brass, Wrightway, Hoov-R-Line and CSI Donner brand names. Composite kitchen sinks are sold under the MoenStone brand name. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors, repackagers and original equipment manufacturers. Some plumbing parts and repair products are purchased from other manufacturers and repackaged for resale. Products are sold principally in the U.S. and Canada and also in East Asia, Mexico and Latin America. Moen's chief competitors include Masco's Delta/Peerless, Black & Decker's Price Pfister, Kohler and American Standard.

          MasterBrand Cabinets, Inc. is engaged in manufacturing stock and semi-custom kitchen cabinets and bathroom vanities and ready-to-assemble kitchen and bath cabinets. MasterBrand Cabinets sells under the brand names Aristokraft, Decora, Schrock, Diamond and Kemper. Sales under the Aristokraft brand name are made in the U.S. primarily through stocking distributors for resale to kitchen and bath specialty dealers, lumber and building material dealers, remodelers and builders. Decora brands are sold primarily in the U.S. to kitchen and bath specialty dealers. The Schrock, Diamond and Kemper brands are primarily sold in the U.S. to home centers and kitchen and bath specialty dealers. In October 1999, MasterBrand Cabinets acquired all of the outstanding common stock of NHB Group, Ltd. ("NHB") of Peterborough, Ontario, Canada. NHB is a leader in the growing ready-to-assemble kitchen and bath cabinet category. NHB markets its products under the brand names Kitchen Classics, The Georgetown Collection, Parkhill, and NHB through home centers and kitchen and bath specialty dealers in the U.S. and Canada. MasterBrand Cabinets' competitors include American Woodmark, Masco's Merillat, KraftMaid and Mills Pride brands, and Armstrong World Industries' Triangle Pacific brand.

          Master Lock manufactures key-controlled and combination padlocks, chain bicycle and cable locks, built-in locker locks, automotive locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Belwith, Kryptonite, Hampton, American Lock, Winner and various imports in the padlock segment.

          Waterloo manufactures tool storage products, principally high quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On, and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category.

            Raw materials used for the manufacture of products offered by MasterBrand's operating companies are primarily red oak and maple lumber, particleboard, rolled steel, brass, zinc, copper, nickel, and various plastic resins. These materials are available from a number of sources.

          Sales of MasterBrand operating companies' products are becoming increasingly concentrated in a smaller number of major customers, principally mass merchant superstores, home centers, large distributors and large homebuilders. The MasterBrand operating companies also are increasingly facing competition on a value-priced basis. As the hardware and home building and remodeling industries continues to consolidate, the growth of large mass merchants, home centers and home builders will continue to present pricing and service challenges to manufacturers and will present opportunities for the most efficient manufacturers.

Office Products

          ACCO World Corporation ("ACCO") is a holding company for subsidiaries engaged in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products, supplies, personal computer accessory products, time management products, presentation aids and label products. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries' specifications by third-party suppliers throughout the world, principally in the U.S., Mexico, Canada, Western Europe, Australia, Taiwan and China.

          ACCO Brands, Inc. ("ACCO Brands"), ACCO's primary U.S. operating company, manufactures or sources and sells binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, computer supplies and accessories, labels and presentation products. ACCO Canada Inc. ("ACCO Canada"), a subsidiary of ACCO, manufactures a limited product range and distributes in Canada a range of office products similar to that distributed by ACCO Brands in the U.S. Principal office products brands include ACCO fastener products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads, Perma Products corrugated storage products, Kensington and Gravis computer accessories and supplies, MACO and Wilson Jones labels and Apollo presentation products. Products are sold throughout the U.S. and Canada by in-house sales forces and independent representatives to office and computer products wholesalers, retailers, dealers, mail order companies and mass merchandisers. Recent acquisitions of North American office products companies include the following: in 1997, Advanced Gravis Computer Technology Ltd., a leading marketer of personal computer joysticks and game pads, and May Tag & Label Corp., a manufacturer of labeling products sold under the MACO brand; in February 1998, the Apollo group of companies, a North American leader in presentation products; and in October 1999, Boone International, Inc., a leading manufacturer of bulletin and dry-erase boards, chalkboards and dry-erase markers and accessories for home, home office and commercial use. Sales are concentrated in the U.S., Canada and Australia.

          Subsidiaries of ACCO Europe PLC ("ACCO Europe"), another subsidiary of ACCO, manufacture or source and distribute a wide range of office supplies and machines, storage and retrieval filing systems and presentation products. ACCO Europe's products are sold primarily in the U.K., Ireland, Western Europe and Australia through its subsidiaries' sales forces and through distributors. Principal brands used by ACCO Europe's subsidiaries include ACCO fastening products, Kensington and Gravis computer accessories, Rexel stapling products, Nyrex and Twinlock filing products, Nobo and Sasco presentation products and, in Australia, Marbig products. In 1997, a subsidiary of ACCO Europe acquired

Nobo Group plc, a leading manufacturer of presentation aids, principally in the U.K. and continental Europe.

          Day-Timers, Inc.("Day-Timers"), a subsidiary of ACCO, manufactures personal organizers, planners and time management computer software in the U.S. Management believes Day-Timers is the leading direct marketer of time management aids in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries of Day-Timers, through direct mail advertising, catalogs to consumers and businesses, and electronic commerce. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers. ACCO Brands also conducts time management seminars for personnel of corporations in the U.S. and similar activities are conducted by Day-Timers' subsidiaries in Canada and Australia.

          The office products business is increasingly concentrated in a small number of major customers, principally office products superstores, wholesalers and contract stationers. The continuing consolidation of both competitors and customers is causing increased pricing pressures that have negatively affected results. The reduction in net prices was compounded by the decision of several customers to reduce inventory levels. These conditions continued throughout 1999 and continue to present challenges for the office products group and its competitors. ACCO Brands believes its business will return to solid contribution growth in 2000, and will continue to position the business for long-term growth through the transition to low-cost manufacturing and an emphasis on faster-growing and higher-return product categories.

          Management believes that manufacturing within the office products industry remains highly fragmented; however, significant manufacturing consolidations occurred during 1998, particularly the acquisition of Leitz by Esselte and of IBICO by GBC, and 1999, specifically the joint venture between Avery Dennison and Steinbeis Holding GmbH. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a regional basis only. Many manufacturers supply a relatively narrow range of products. ACCO's key competitors on a worldwide basis include Avery Dennison, Esselte, Newell, Fellowes, Eagle OPG Inc. and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Day-Runner, and key competitors in the international market for personal organizers, although less developed than in the North American market, include Day-Runner in the U.K. and Quo Vadis in France. In computer accessories, ACCO competes against Logitech, Fellowes, Microsoft, Targus and others. ACCO's operating companies compete on the basis of product quality, service and responsiveness to consumer preferences.

          ACCO's subsidiaries purchase raw materials, components and products from a variety of sources, including non-U.S. vendors, on competitively available terms that fluctuate based on market conditions. ACCO has established substantial and growing production operations in Mexico, helping to reduce its cost base.

Golf Products

          Acushnet Company ("Acushnet"), together with its subsidiaries, is a leading manufacturer and distributor of golf balls, golf clubs, golf shoes and golf gloves. Other products include bags, dress and athletic shoes as well as socks, accessories and apparel outerwear. Acushnet's leading brands are Titleist, Pinnacle and Cobra golf balls; Titleist and Cobra golf clubs; Scotty

Cameron by Titleist and Bulls Eye putters; FootJoy golf shoes; and FootJoy and Titleist golf gloves. Acushnet products are sold primarily to on-course golf pro shops and selected off-course specialty stores, sporting goods stores and mass merchants throughout the United States. Sales are made in the U.K., Canada, Germany, Austria, Denmark, Ireland, France, Sweden, The Netherlands, South Africa, Thailand and Japan through subsidiaries and outside these areas through distributors or agents.

          Acushnet and its subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. In golf balls, Acushnet's main competitors are Spalding, Wilson, Dunlop/Slazenger and Bridgestone and new entrants such as Callaway, Taylor Made and Nike. In golf clubs, Callaway, Taylor Made, Ping, Adams, Orlimar, Tommy Armour, Spalding and Mizuno are the main competitors. In golf shoes, Etonic, Nike, Dexter, Reebok, Mizuno, Stylo and Adidas are the main competitors. In golf gloves, Wilson, Daiwa, Dunlop/Maxfli, Kasco, Slazenger, Nike, Etonic, Tommy Armour, Mizuno and Bridgestone are the main competitors.

          In 1999 and 1998, the golf club market was adversely affected by lower customer demand, leading to volume declines and price discounting. Overall retail sales of golf clubs fell an estimated 3% to 6% in 1999. The Cobra brand was adversely affected by the market's overall weakness, resulting in declines in sales and profits. Titleist clubs posted volume, sales and profit growth. Conditions in the club market remain very competitive, with major competitors introducing new products and consumers becoming more price conscious. In 1999, aggressive actions were undertaken, including discontinuance of club product lines, asset write-offs and reductions in force, in order to bring Cobra expenses in line with lower demand and to identify further synergies between Titleist and Cobra.

          The United States Golf Association (USGA) establishes standards for golf equipment used in competitive play in the United States. In 1998, the USGA announced the immediate implementation of a new rule with respect to the performance of golf clubs. Acushnet's golf products currently marketed conform to this new rule. In the long term, this new rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term this new rule will have a material effect on the golf club industry.

          The USGA has announced its intention to propose new rules addressing the initial velocity and overall distance standards for golf balls. Until more details regarding such potential rule changes become available, Acushnet cannot determine whether they would have a material effect on its golf ball business and/or the golf ball industry. However, the new rules being considered could incorporate rules that would create a two-tiered set of standards for golf balls, one for tour professionals and one for consumers, and that would shorten the overall distance that golf balls are allowed to travel. The adoption of either change could materially impact Acushnet's golf business.

          In February 2000, Callaway introduced a line of golf balls. Taylor Made and Nike introduced golf balls into their product offerings in 1999. Each of these companies has significant brand awareness in the golf market. It is not possible to predict what effect these new entries will have on Acushnet's business.

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

Spirits and Wine

          Jim Beam Brands Worldwide, Inc. ("JBB Worldwide") is a holding company for subsidiaries in the distilled spirits and wine business. Principal subsidiaries include Jim Beam Brands Co. ("Beam"), Alberta Distillers Limited, Jim Beam Brands Australia Pty. Limited and JBB (Greater Europe) PLC ("JBB (Greater Europe)").

          In August 1999, JBB Worldwide formed an international sales and distribution joint venture, named Maxxium International B.V., to distribute and sell premium wines and spirits in key markets outside the United States. In August 1998, JBB Worldwide purchased the Geyser Peak wine business and adjacent vineyard property. The winery is located in Alexander Valley, Sonoma County, California. Geyser Peak wine brands include Geyser Peak Reserve and Venezia, Geyser Peak and Canyon Road. In February 1998, JBB Worldwide formed a joint venture to distribute the Barwang brand of Australian wines on a global basis, except in Australia and New Zealand.

          Principal markets for the products of JBB Worldwide's subsidiaries are the U.S., the U.K. and Australia. Approximately 87% of JBB Worldwide subsidiary sales are to these three markets, with the U.S. and the U.K. representing 65% and 16% of sales, respectively.

          JBB Worldwide's leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, Gilbey's gin and Gilbey's vodka are produced and sold in the U.S. under a license expiring September 30, 2007 and the rights to the Kamchatka vodka brand in California are claimed by another entity.

          Beam, whose operations are located in the U.S., currently produces, or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka, rum, tequila and cognac. Beam and its predecessors have been distillers of bourbon whiskey since 1795. Beam's nine leading brand names are Jim Beam Bourbon Whiskey, DeKuyper cordials, Windsor Canadian Supreme Whisky, Lord Calvert Canadian Whisky, Gilbey's gin, Gilbey's vodka, Kamchatka vodka, Wolfschmidt vodka and Kessler American Blended Whiskey. As discussed above, in 1998 Beam also added wines to its product offerings.

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

          Products of JBB Worldwide's subsidiaries are sold through various distributors and in the 18 "control" states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages.

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

          For many years through 1995, consumption of distilled spirits declined in many countries, including JBB's major market, the U.S. However, since 1996, consumption in the U.S. has been steady or has increased slightly, indicating that the historic decline may be reversing. From 1996 through 1999, cases of Beam's products sold by distributors to retailers declined, although the rate of decline slowed in 1998 and 1999. The number of cases sold may be affected by Beam's historic concentration on mid-to-low priced products that may not be fully benefiting from the factors influencing the recent industry trends. The number of cases sold may also be affected by price increases Beam has taken in recent years to increase profits as compared to unit sales.

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

          The principal raw materials for the production, storage and aging of distilled products are primarily corn, other grains, and new oak barrels, and are readily available from a number of sources except that new oak barrels are available from only two major sources, one of which is owned by a competitor. Beam has entered into a long-term supply agreement for new oak barrels. The long-term supply agreement may be terminated without cause by the supplier or Beam. Each party is required, however, to provide several years prior notice before any termination would become effective. Registrant believes that this notice requirement allows sufficient time to identify alternative sources of supply to address Beam's cooperage needs without interruption. Although the terms of any new arrangement may not be as favorable as Beam's current arrangement, Registrant does not believe that the change in supply would have a material adverse effect upon its results of operations. Beam has had a continuing relationship with its current supplier for more than two decades.

          Blended Scotch whiskies are composed of a variety of grain and malt whiskies blended to provide a consistent product. The Scotch industry is therefore dependent on the trading of whiskies between whisky companies.

          The principal raw materials used in the production of wines are grapes, barrels and packaging materials. Grapes are primarily purchased from independent growers under long-term supply contracts and, from time to time, are adversely affected by weather and other forces which may limit production. In fiscal 1999, approximately 5-10% of Geyser Peak's total grape supply came from company-owned land. Beam is party to numerous long-term supply agreements for different types of grapes from many different growers. Either party may terminate these agreements without cause. However, termination typically requires that the grower provide Beam with at least two years' prior notice. As a result of the number of agreements and growers, and the length of time required to terminate an agreement, Registrant believes that termination by a grower of its agreements would not result in a business interruption.

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

          The production, storage, transportation, distribution and sale of the products of JBB Worldwide's subsidiaries are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits and wine in whole or in part. As a result of the publicity surrounding litigation against manufacturers of tobacco products and other class action litigation some commentators have suggested that other industries, including beverage alcohol, may be the targets of litigation. Registrant believes, and counsel has advised generally, that in the event such actions are commenced, Registrant and its subsidiaries would have meritorious defenses to such suits and they would be vigorously contested.

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

          The U.K. budget announcements in March 1999 and 2000 did not provide for an increase in excise tax duties on distilled spirits. Changes in the U.K. excise duties on distilled spirits in previous years have resulted in increases or decreases in the price of a typical 700-milliliter bottle of Scotch whisky, as follows:

                                                       Amount of
                                                  Increase (Decrease)
                  Effective Date                  in Excise Tax Duties
                  --------------                  --------------------
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

          The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

          The Alcoholic Beverage Labeling Act of 1988 (the "Labeling Act") and regulations of the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury (the "BATF") require that containers of alcoholic beverages for sale or distribution in the U.S. and to members of the United States Armed Forces abroad bear a specific written warning statement. It is not possible to state whether any additional or different requirements imposing further labeling or other warning statement requirements will be enacted in the U.S. Requirements that distilled spirits containers bear warning statements have been established in certain other markets in which JBB Worldwide subsidiaries sell products, notably South Korea, Thailand and Japan. It is not possible to predict the effect, if any, that existing or future labeling or other warning statement requirements may have on the industry generally or on JBB Worldwide specifically.

          Previously, there has been discussion and legislation introduced to ban or significantly restrict U.S. television advertising of beverage alcohol products. Although no legislation is currently pending or has been enacted, most TV networks and local affiliated stations in the U.S. currently decline to accept distilled spirits advertising. JBB Worldwide's operating subsidiaries outside the U.S. have conducted broadcast advertising in markets where legal. In 1998, the BATF approved two statements for wine labels referencing the health effects of wine consumption. One of these statements encourages consumers to consult with their family doctor about the health effects of wine consumption, and the other statement directs consumers to obtain a copy of the Federal Government's Dietary Guidelines for Americans in order to learn more about the health effects of wine consumption. Producers may voluntarily place these statements on wine labels, but Beam has no present intention of placing either statement on its wine labels. The BATF has not yet authorized such statements for any beer or spirits labels. It is not possible to predict the effect, if any, the use of these statements may have on Beam's or its competitors' businesses. The approval of these statements also has generated criticism calling for additional legislative restrictions on beverage alcohol advertising, although as previously stated no such legislation is pending. It is also not possible to predict when or whether additional restrictions on advertising may be implemented in the U.S. or elsewhere. If new restrictions are implemented, they may have an adverse effect on unit sales and industry trends.

Other Matters

          Employees

          Registrant and its subsidiaries had, as of December 31, 1999, the following number of employees:

               Home Products                                11,900
               Office Products                               9,650
               Golf Products                                 4,400
               Spirits and Wine                              2,050
               Corporate Office                                130
                                                            ------
               Total                                        28,130
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

          Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 1999 Annual Report to Stockholders of Registrant, which table is incorporated herein. Registrant has investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada, and, therefore, changes in the value of the currencies of these countries can have an effect on Registrant's financial statements when translated into U.S. dollars.

Item 2.   Properties.

          Registrant leases its principal executive offices in Lincolnshire, Illinois. Additionally, Registrant continues to lease and has sublet a portion of the premises in Old Greenwich, Connecticut that formerly served as its executive offices. The following is a description of the principal properties of Registrant's subsidiaries.

Home Products

          Principal properties of subsidiaries of MasterBrand include twenty-nine plants and one distribution center owned and operated in the U.S. A 60%- owned joint venture in China owns and operates one plant. In addition, subsidiaries of MasterBrand lease and operate four plants and three warehouses in the U.S. and sixteen distribution centers, of which ten are in the U.S., four in Canada and one each in Mexico and Brazil. Moen owns its executive offices in North Olmsted, Ohio. Master Lock's and Master Brand Cabinets' executive offices are located within owned plants. Waterloo's executive offices in Waterloo, Iowa are leased.

Office Products

          ACCO leases its executive offices in Lincolnshire, Illinois. Principal properties of subsidiaries of ACCO include six plants that are owned and operated in the U.S., eight in the U.K. of which seven are manufacturing facilities and one is a distribution center, two in Mexico, and one each in Australia, Germany, Italy, France and the Republic of Ireland. In addition, subsidiaries of ACCO lease and operate seven facilities in the U.S., three in each of Canada and the U.K., and one in each of France, Germany, Italy and Mexico. Of these leased facilities, (i) three in the U.S., two in the U.K. and one in Canada are combined manufacturing and distribution facilities, (ii) two in Canada and one in each of the U.S., Mexico, the U.K., Italy, France and Germany are distribution facilities and (iii) three in the U.S., and one in Germany are manufacturing facilities.

Golf Products

          Acushnet owns a combined worldwide headquarters, research and development, distribution and packaging facility in Fairhaven, Massachusetts. In addition, it owns and operates five plants and two test facilities. Acushnet also leases a combined office, distribution and warehouse facility, a warehouse, two manufacturing facilities, a test facility, and two research and development facilities, all located in the U.S. Acushnet is also in the process of disposing one owned manufacturing facility, one leased manufacturing facility, one leased research and development facility and one leased warehouse facility in the United States.

          Acushnet leases an office in Taiwan. A subsidiary of Acushnet leases three combined sales office and warehouse facilities in Canada. Other Acushnet subsidiaries own and operate a plant and a warehouse in England, lease a sales office and warehouse in each of Germany, France, Sweden, Austria, Denmark, The Netherlands and South Africa and lease a sales office in the Republic of Ireland. A subsidiary of Acushnet in Japan leases two sales offices and one warehouse facility. A subsidiary of Acushnet in Thailand leases a sales office, warehouse facility and manufacturing facility and owns a manufacturing facility on leased land. Acushnet's minority-owned joint venture in China leases and operates one plant and is in the process of building a new plant on leased land.

Spirits and Wine

          JBB Worldwide operates from executive offices leased by Beam in Deerfield, Illinois. Other subsidiaries of JBB Worldwide lease offices in Scotland, Canada and Australia. Subsidiaries of JBB Worldwide own and operate seven bottling plants, twelve distilleries (of which three are malt distilleries not currently in use), a winery (including vineyards, production and bottling facilities on site) and numerous warehouses for the aging of bulk whiskeys all located in the U.S., Scotland and Canada. In addition, JBB Worldwide subsidiaries lease sales offices and warehouse space for the storage of promotional material in various locations throughout the world.

          Registrant and its subsidiaries are of the opinion that their properties are suitable to their respective businesses and have productive capacities adequate to meet the needs of such businesses.

Item 3.   Legal Proceedings.

Overview

          On December 22, 1994, Registrant sold The American Tobacco Company ("ATCO") to Brown & Williamson Tobacco Corporation ("B&W"), at the time a wholly owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO ("the Indemnitors") agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

          Numerous legal actions, proceedings and claims are pending in various jurisdictions against leading tobacco manufacturers, including B&W both individually and as successor by merger to ATCO, based upon allegations that cancer and other ailments have resulted from tobacco use. Registrant has been named as a defendant in some of these cases. These claims generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and other damages and purporting to be brought on behalf of classes of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by foreign governments, unions, health trusts, federal and state taxpayers and others seeking reimbursement for health care expenditures allegedly caused by cigarette smoking. As noted below, in 1998, certain United States tobacco companies, including B&W, entered into a Master Settlement Agreement that resolved all remaining health care cost recovery cases brought by the various States, U.S. territories, and the District of Columbia. Damages claimed in some of the smoking and health class actions and remaining health care cost recovery cases range into the billions of dollars.

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

          In recent years there has been a substantial increase in the number of smoking and health cases filed in the United States, a trend which continued to accelerate in 1999.

Individual Cases

          As of March 23, 2000, there were approximately 93 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 230 such cases as of March 29, 1999. See "List of Pending Cases" below. This reduction in the number of pending cases is in part attributable to the fact that Registrant is no longer classifying (i) cases from which it has been dismissed without prejudice, or (ii) cases which have been discontinued without prejudice and in which no complaint was ever filed, as "Pending Cases".

Class Actions

          As of March 23, 2000, there were approximately 22 purported smoking and health class actions pending in which Registrant has been named as one of the defendants compared with approximately 28 such cases as of March 23, 1999. See "List of Pending Cases" below.

Health Care Cost Recovery Actions

          As of March 23, 2000, there were approximately 3 health care recovery actions pending in which Registrant has been named as one of the defendants, compared with approximately 9 such cases as of March 29, 1999. See "List of Pending Cases" below.

Certain Developments Affecting The Indemnitors

          In July of 1998, trial began in a Florida action against B&W (individually and as successor by merger to ATCO) and other U.S. tobacco manufacturer defendants brought on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine (Engle v. R. J. Reynolds tobacco Company, et al.). The jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). Phase II of the trial, in which the same jury is to address the individual claims of the named class representatives, commenced on November 1, 1999. The trial court judge ruled that the jury in Phase II may award an aggregate classwide lump-sum amount of punitive damages. This ruling is being challenged by the defendants in Florida's appellate courts. Registrant is not a party to the Engle litigation.

          In September of 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. Registrant is not a party to this action.

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

          Under the MSA, the settling States agreed to dismiss their current health care reimbursement lawsuits and not to refile such suits in the future. The MSA provides for the release by the settling States of claims for past conduct, acts or omissions (including future damages resulting from past conduct, acts or omissions) in any way related, in whole or in part, to the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products. The release includes any claim that was brought or comparable claims that could have been brought by the States in their health care cost recovery actions. It also includes claims for future conduct, acts or omissions, or claims in any way related, in whole or in part, to the use of or exposure to tobacco products manufactured in the ordinary course of business, including future claims for reimbursement of health care costs allegedly associated with the use of or exposure to tobacco products. All 52 government entities permitted to participate in the MSA, including 46 States, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia, have dismissed their health care reimbursement suits pursuant to the MSA.

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

          Under the MSA, participating manufacturers are required to make initial "upfront" payments totaling nearly $13 billion between 1998 and 2003 to the settling States. Additional annual payments must be made beginning in 2000 in perpetuity (starting at $4.5 billion in 2000 and increasing to $9 billion in 2018 and thereafter), and payments to several funds (a "strategic contribution" fund to reward individual States for their contributions to the settlement, a public health foundation, and a public advertising and awareness fund) are also required. Further payments of $300 million per year will also be required, if the market share of the participating manufacturers in the preceding year was at least 99.05%. These payments are subject to various credits and adjustments, depending on industry volume, inflation, and other factors. The initial up front payment was allocated among the participating manufacturers according to market capitalizations; all other payments are to be allocated according to market share. Moreover, participating manufacturers agreed to a variety of additional restrictions and limitations, including, for example, restrictions on advertising, marketing and lobbying. The MSA also calls for the participating manufacturers to pay attorneys' fees for the States' attorneys in the settled litigation.

          Prior to the MSA, health care cost recovery actions filed by the states of Minnesota, Texas, Florida and Mississippi were settled separately on terms which included monetary payments of several billion dollars. Registrant was not a party to the Minnesota or Texas action and was voluntarily dismissed from the Florida and Mississippi actions. Registrant is not a party to any of the settlements nor is it required to pay any money under these settlements.

List of Pending Cases

          For a list of pending cases, see Exhibit 99 to this Form 10-K and, for a discussion of other pending litigation, see Note 19 "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 1999 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 4a.  Executive Officers of the Registrant.

          The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                               Present positions and offices with
                              Registrant and principal occupations
Name                               during the past five years              Age
----                    ------------------------------------               ---

Norman H. Wesley        Chairman of the Board and Chief Executive           50
                        Officer of Registrant since December 1999;
                        President and Chief Operating Officer of
                        Registrant during 1999; Chairman of the Board and Chief Executive Officer of Fortune Brands
                        Home & Office, Inc. from December 1997 to
                        December 1999; President and Chief Executive
                        Officer of ACCO World Corporation prior
                        thereto.

Craig P. Omtvedt        Senior Vice President and Chief Financial           50
                        Officer of Registrant since January 2000;
                        Senior Vice President and Chief Accounting
                        Officer of Registrant during 1998 and 1999;
                        Vice President and Chief Accounting Officer of
                        Registrant during 1997; Vice President - Deputy
                        Controller and Chief Internal Auditor of
                        Registrant during 1996; Deputy Controller and
                        Chief Internal Auditor of Registrant prior thereto.

Thomas J. Flocco        Senior Vice President - Strategy & Corporate        37
                        Development of Registrant since January 2000;
                        Partner, McKinsey & Company, a management consulting firm, from 1998 to 1999; Engagement
                        Manager, McKinsey & Company, specializing in the consumer products area, prior thereto.

Mark Hausberg           Senior Vice President - Finance and Treasurer       50
                        of Registrant since January 2000; Vice
                        President and Treasurer from January 1996 to
                        December 1999; Treasurer of Registrant prior thereto.

                               Present positions and offices with
                              Registrant and principal occupations
Name                               during the past five years              Age
----                    -------------------------------------------        ---
Mark A. Roche           Senior Vice President, General Counsel and          45
                        Secretary of Registrant since January 2000;
                        Senior Vice President and General Counsel of
                        Registrant during 1999; Vice President and
                        General Counsel during 1998; Vice President and
                        Associate General Counsel of Registrant from
                        January 1996 to December 1997; Associate
                        General Counsel of Registrant prior thereto.

Anne C. Linsdau         Vice President - Human Resources of Registrant      46
                        since November 1997; Vice President - Human
                        Resources, Magazine Publishing Services, with
                        R.R. Donnelley & Sons Company from August 1995 to November 1997; Vice President - Human
                        Resources with BE&K, Inc. prior thereto.

Michael R. Mathieson    Vice President, Controller and Chief Accounting     47
                        Officer of Registrant since January 2000;
                        Controller of Registrant since July 1998; Vice
                        President and Corporate Controller of Avon
                        Products, Inc. prior thereto.

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 1999 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On February 25, 2000, there were 36,984 record holders of Registrant's common stock, par value $3.125 per share.

Item 6.   Selected Financial Data.

          See the information for 1995 through 1999 in the table captioned "Six-Year Consolidated Selected Financial Data" contained in the 1999 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          See the discussion and analysis under the captions "Results of Operations" and "Financial Condition" contained in the 1999 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

          See the discussion and analysis under "Market Risk," "Foreign Exchange Contracts" and "Interest Rates" under the caption "Financial Condition" in the 1999 Annual Report to Stockholders of Registrant, which discussion is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          See the information in the Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 1999 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 1999 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant.

          See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 25, 2000, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

          See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 25, 2000, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          See the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 25, 2000, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

          Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997 contained in the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

          Consolidated Balance Sheet as of December 31, 1999 and 1998 contained in the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

          Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997 contained in the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997 contained in the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

          Notes to Consolidated Financial Statements contained in the 1999 Annual Report to Stockholders of Registrant are incorporated herein by reference.

          Report of Independent Accountants contained in the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

(2)    Financial Statement Schedules

          See Index to Financial Statement Schedule of Registrant and subsidiaries at page F-1, which Index is incorporated herein by reference.

(3)       Exhibits

3(i). Restated Certificate of Incorporation of Registrant is incorporated herein by reference to Exhibit 3(i) to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1998.

3(ii)a.   Amendment to By-laws of Registrant.

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

          Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992 maintained in Commission File No. 1-9076.*

10b2. Amendment to 1986 Stock Option Plan of Fortune Brands, Inc. constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1993 maintained in Commission File No. 1-9076.*

10b3. Amendment to 1986 Stock Option Plan of Fortune Brands, Inc. and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b4. Amendment to the 1986 Stock Option Plan of Fortune Brands, Inc. and Amendments thereto constituting Exhibits 10b1, 10b2 and 10b3 hereto is incorporated herein by reference to Exhibit 10a2 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b5. 1990 Long-Term Incentive Plan of Fortune Brands, Inc. (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to
          Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b6. Amendment to 1990 Long-Term Incentive Plan of Fortune Brands, Inc. constituting Exhibit 10b5 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b7. Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b8. Amendment to Registrant's Non-Employee Director Stock Option Plan constituting Exhibit 10b7 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1998.*

10b9. Amendment to Registrant's Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10b7 and 10b8 hereto.*

10b10. Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 4e1 to the Registration Statement for the Fortune Brands, Inc. 1999 Long-Term Incentive Plan filed by Registrant on Form S-8, dated February 1, 2000.*

10c1.     Amended Supplemental Plan of Fortune Brands, Inc.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c5. Amendment made as of the 1st day January, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto is incorporated herein by reference to Exhibit 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10c6. Schedule identifying substantially identical agreements to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark Hausberg, Anne C. Linsday, Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c7. Amendment made as of the 24th day of February, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto relating to the trust established in favor of Thomas C. Hays, is incorporated herein by reference to Exhibit 10c7 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10c8. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c9. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c8 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c10. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10c8 and 10c9 hereto is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10c11. Amendment made as of the 1st day of August, 1998 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9 and 10c10 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10c12. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c13. Amendment made as of the 24th day of February, 1997 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto, among Thomas C. Hays, Registrant and Chase, is incorporated herein by reference to Exhibit 10c12 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Severance and Retirement Agreement made as of February 24, 1997, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10d1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.

10f1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10f2. Resolution of the Board of Directors of Registrant adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark
          A. Roche is incorporated herein by reference to Exhibit 10f2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10g1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10g2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10h1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992 maintained in Commission File No. 1-9076.*

10h2. Amendment dated November 28, 1994 to the Agreement constituting Exhibit 10h1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10h3. Schedule identifying substantially identical agreements to the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto entered into by Registrant with Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10i1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10i1 hereto is incorporated herein by reference to
         Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i3. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10i1 and 10i2 hereto is incorporated herein by reference to Exhibit 10i3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10i4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10i1, 10i2 and 10i3 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark Hausberg, Anne C. Linsdau, Craig
         P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10j1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to
         Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992 maintained in Commission File
         No. 1-9076.*

10j3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto entered into by Registrant with Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser is incorporated by reference to Exhibit 10j4 to the Annual Report on Form 10-K of Registrant to the Fiscal Year ended December 31, 1998.*

10j5 Amendment dated as of August 1, 1998 to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j6. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j5 hereto entered into by Registrant with Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark A. Roche and Robert J. Rukeyser is incorporated by reference to Exhibit 10j6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j7. Amendment dated as of September 29, 1998 between Registrant and John T. Ludes to the Agreement and Amendments between Registrant and Mr. Ludes substantially identical to Exhibits 10j1, 10j2, 10j3 and 10j5 hereto is incorporated herein by reference to Exhibit 10b5 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j8. Amendment dated as of August 1, 1998 between Registrant and Craig C. Omtvedt to the Agreement and Amendments between Registrant and Mr. Omtvedt substantially identical to Exhibits 10j1, 10j2 and 10j3 hereto is incorporated by reference to Exhibit 10j8 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j9 Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j8 hereto entered into by Registrant with Norman Wesley and Mark A. Roche is incorporated by reference to
         Exhibit 10j9 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j10. Amendment dated as of July 26, 1999 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and Amendments thereto constituting Exhibits 10j1, 10j2, 10j3 and 10j5 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of registrant dated November 12, 1999.*

10j11. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j10 hereto, in favor of Dudley L. Bauerlein, Jr., Robert J. Rukeyser and Mark Hausberg.*

10j12. Agreement dated as of November 18, 1997 between Registrant and Anne C. Linsdau.*

10j13.   Schedule identifying identical agreement to the Agreement constituting
         Exhibit 10j12 hereto, in favor of Mark Hausberg.*

10k1. Rights Agreement dated as of November 19, 1997 between Registrant and First Chicago Trust Company of New York, as Rights Agent, is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

10l1. Indemnification Agreement, dated as of December 22, 1994, among Registrant, The American Tobacco Company and Brown & Williamson Tobacco Corporation, is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1999 Annual Report to Stockholders of Registrant.

21.      Subsidiaries of Registrant.

23(i).   Consent of Independent Accountants, PricewaterhouseCoopers LLP.

24.      Powers of Attorney relating to execution of this Annual Report on Form
         10-K.

27.      Financial Data Schedules for Fiscal Year ended December 31, 1999
         (Article 5).

99.      List of Pending/Terminated Cases.

         * Indicates that exhibit is a management contract or compensatory plan or arrangement.

         In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

         (b)  Reports on Form 8-K.

         Registrant filed a Current Report on Form 8-K, dated October 21, 1999, in respect of Registrant's press release dated October 21, 1999 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 1999 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated December 10, 1999, in respect of the issuance and sale by Registrant on November 2, 1999 of $200,000,000 aggregate principal amount of its 7 1/8% Notes Due 2004 in a private placement (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated January 11, 2000, in respect of Registrant's press release dated January 11, 2000, announcing Registrant's estimate of earnings per share growth in 1999 and expectation of earnings per share growth in 2000 (Items 5 and 7(c)).

         Registrant filed a Current Report on Form 8-K, dated January 20, 2000, in respect of Registrant's press release dated January 20, 2000, announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 1999 (Items 5 and 7(c)).

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FORTUNE BRANDS, INC.
                                              (Registrant)

                                             By   /s/ Craig P. Omtvedt
                                                  Craig P. Omtvedt
                                                  Senior Vice President and
Date: March 29, 2000                              Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


   /s/ Norman H. Wesley*
   --------------------
   Norman H. Wesley, Chairman of the Board and
   Chief Executive Officer (principal executive officer and Director)
   Date: March 29, 2000

   /s/ Craig P. Omtvedt
   --------------------
   Craig P. Omtvedt, Senior Vice President and
   Chief Financial Officer (principal financial officer)
   Date: March 29, 2000

   /s/ Michael R. Mathieson
   --------------------------
   Michael R. Mathieson, Vice President,
   Controller and Chief Accounting Officer (principal accounting officer)
   Date: March 29, 2000

   /s/ Eugene R. Anderson *
   ------------------------
   Eugene R. Anderson, Director
   Date: March 29, 2000

   /s/ Patricia O. Ewers *
   -----------------------
   Patricia O. Ewers, Director
   Date: March 29, 2000

   /s/ Thomas C. Hays *
   --------------------
   Thomas C. Hays, Director
   Date: March 29, 2000

   /s/ John W. Johnstone, Jr. *
   ----------------------------
   John W. Johnstone, Jr., Director
   Date: March 29, 2000

   /s/ Sidney Kirschner *
   ----------------------
   Sidney Kirschner, Director
   Date: March 29, 2000

   /s/ Gordon R. Lohman *
   ----------------------
   Gordon R. Lohman, Director
   Date: March 29, 2000

   /s/ Charles H. Pistor, Jr. *
   ----------------------------
   Charles H. Pistor, Jr., Director
   Date: March 29, 2000

   /s/ Eugene A. Renna *
   ---------------------
   Eugene A. Renna, Director
   Date: March 29, 2000

   /s/ Anne M. Tatlock *
   ---------------------
   Anne M. Tatlock, Director
   Date: March 29, 2000

   /s/ Peter M. Wilson *
   ---------------------
   Peter M. Wilson, Director
   Date: March 29, 2000


   *By /s/ Mark A. Roche
       -----------------
   Mark A. Roche, Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                         Pages
                                                                         -----
FORTUNE BRANDS, INC. AND SUBSIDIARIES

     Report of Independent Accountants                                     F-2

     Schedule
     --------

        II     Valuation and qualifying accounts
                  For the years ended December 31, 1999, 1998 and 1997     F-3

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
  and Stockholders of
  Fortune Brands, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 3, 2000 appearing on page 57 of the 1999 Annual Report to Stockholders of Fortune Brands, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP



New York, New York 10010
February 3, 2000

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      For the Years Ended December 31, 1999, 1998 and 1997 (In millions)
--------------------------------------------------------------------------------

          Col. A                           Col. B       Col. C       Col. D         Col. E
          ------                           ------       ------       ------         ------
                                                       Additions
                                                       ---------
                                          Balance at    Charged                      Balance
                                          Beginning     to Costs                     at End
Description                               of Period   and Expenses  Deductions      of Period
---------------------------------------------------------------------------------------------
1999:
 Allowance for cash discounts                $  8.9     $ 76.3      $ 76.4  (1)        $  8.8

 Allowance for returns                         19.1      156.4       157.1  (1)          19.2
                                                                      (0.8) (3)

 Allowance for doubtful accounts               33.4       15.0        14.6  (2)          35.4
                                                                      (1.6) (3)
                                             ------     ------      ------             ------
                                             $ 61.4     $247.7      $245.7             $ 63.4
                                             ======     ======      ======             ======
1998:
 Allowance for cash discounts                $  8.2     $ 93.1      $ 92.4 (1)         $  8.9

 Allowance for returns                         20.4      150.3       151.6 (1)           19.1

 Allowance for doubtful accounts               25.7       14.3         9.9 (2)           33.4
                                                                      (3.3)(3)
                                             ------     ------      ------             ------
                                             $ 54.3     $257.7      $250.6             $ 61.4
                                             ======     ======      ======             ======
1997:
 Allowance for cash discounts                $  7.4     $ 71.1      $ 70.3 (1)         $  8.2

 Allowance for returns                         18.9      129.0       127.5 (1)           20.4

 Allowance for doubtful accounts               23.3       11.9        10.6 (2)           25.7
                                                                      (1.1)(3)
                                             ------     ------      ------             ------
                                             $ 49.6     $212.0      $207.3             $ 54.3
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

                                 EXHIBIT INDEX
                                 -------------

                                                                                       Sequentially
Exhibit                                                                                Numbered Page
-------                                                                                -------------
3(i).    Restated Certificate of Incorporation of Registrant is incorporated herein by reference to Exhibit 3(i) to the Annual Report on Form 10-K of
         Registrant for the fiscal year ended December 31, 1998.

3(ii)a.  Amendment to By-laws of Registrant.

3(ii)b.  By-laws of Registrant as in effect on the date hereof.

10a1. Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10a1 to the Quarterly
         Report on Form 10-Q of Registrant dated August 12, 1997.*

10b1. 1986 Stock Option Plan of Fortune Brands, Inc. and amendments thereto are incorporated herein by reference to Exhibit 10b2 to the Annual
         Report on Form 10-K of Registrant for the Fiscal Year ended December
         31, 1992 maintained in Commission File No. 1-9076.*

10b2.    Amendment to 1986 Stock Option Plan of Fortune Brands, Inc.
         constituting Exhibit 10b1 hereto is incorporated herein by reference to
         Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated
         November 11, 1993 maintained in Commission File No. 1-9076.*

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

10b5.    1990 Long-Term Incentive Plan of Fortune Brands, Inc. (As Amended and
         Restated as of January 1, 1994) is incorporated herein by reference to
         Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated
         August 11, 1994 maintained in Commission File No. 1-9076.*

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

10b9. Amendment to Registrant's Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10b7 and 10b8 hereto.*

10b10. Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 4e1 to the Registration Statement for the Fortune Brands, Inc. 1999 Long-Term Incentive Plan filed by Registrant on Form S-8, dated February 1, 2000.*

10c1.    Amended Supplemental Plan of Fortune Brands, Inc.*

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

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c5. Amendment made as of the 1st day January, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto is incorporated herein by reference to Exhibit 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10c6. Schedule identifying substantially identical agreements to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto in favor of Thomas C. Hays, Norman H. Wesley,
         John T. Ludes, Dudley L. Bauerlein, Jr., Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c7. Amendment made as of the 24th day of February, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto relating to the trust established in favor of Thomas C. Hays, is incorporated herein by reference to Exhibit 10c7 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10c8. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10c9. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c8 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c10. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10c8 and 10c9 hereto is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10c11. Amendment made as of the 1st day of August, 1998 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9 and 10c10 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10c12. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10c13. Amendment made as of the 24th day of February, 1997 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto, among Thomas C. Hays, Registrant and Chase, is incorporated herein by reference to Exhibit 10c12 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10e1. Severance and Retirement Agreement made as of February 24, 1997, between Registrant and Thomas C. Hays is incorporated herein by reference to Exhibit 10d1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.

10f1. Resolution of the Board of Directors of Registrant adopted on November 27, 1990 with respect to retirement and health benefits provided to Gilbert L. Klemann, II is incorporated herein by reference to
         Exhibit 10p1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission
         File No. 1-9076.*

10f2. Resolution of the Board of Directors of Registrant adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10g1. Letter dated January 23, 1996 from Registrant with respect to deferred payment of fees to Eugene R. Anderson is incorporated herein by reference to Exhibit 10k1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995.*

10g2. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995.*

10h1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992 maintained in Commission File No. 1-9076.*

10h2. Amendment dated November 28, 1994 to the Agreement constituting Exhibit 10h1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10h3. Schedule identifying substantially identical agreements to the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto entered into by Registrant with Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser.*

10i1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10i1 hereto is incorporated herein by reference to
         Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10i3. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10i1 and 10i2 hereto is incorporated herein by reference to Exhibit 10i3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10i4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10i1, 10i2 and 10i3 hereto in favor of Thomas C. Hays, Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark Hausberg, Anne
         C. Linsdau, Mark A. Roche and Robert J. Rukeyser.*

10j1. Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to
         Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992 maintained in Commission File
         No. 1-9076.*

10j3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994.*

10j4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto entered into by Registrant with Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Craig P. Omtvedt, Mark A. Roche and Robert J. Rukeyser is incorporated by reference to Exhibit 10j4 to the Annual Report on Form 10-K of Registrant to the Fiscal Year ended December 31, 1998.*

10j5 Amendment dated as of August 1, 1998 to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j6. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j5 hereto entered into by Registrant with Norman H. Wesley, John T. Ludes, Dudley L. Bauerlein, Jr., Mark A. Roche and Robert J. Rukeyser is incorporated by reference to Exhibit 10j6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j7. Amendment dated as of September 29, 1998 between Registrant and John T. Ludes to the Agreement and Amendments between Registrant and Mr. Ludes substantially identical to Exhibits 10j1, 10j2, 10j3 and 10j5 hereto is incorporated herein by reference to Exhibit 10b5 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j8. Amendment dated as of August 1, 1998 between Registrant and Craig C. Omtvedt to the Agreement and Amendments between Registrant and Mr. Omtvedt substantially identical to Exhibits 10j1, 10j2 and 10j3 hereto is incorporated by reference to Exhibit 10j8 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j9 Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j8 hereto entered into by Registrant with Norman Wesley and Mark A. Roche is incorporated by reference to
         Exhibit 10j9 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j10. Amendment dated as of July 26, 1999 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and Amendments thereto constituting Exhibits 10j1, 10j2, 10j3 and 10j5 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of registrant dated November 12, 1999.*

10j11. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j10 hereto, in favor of Dudley L. Bauerlein, Jr., Robert J. Rukeyser and Mark Hausberg.*

10j12. Agreement dated as of November 18, 1997 between Registrant and Anne C. Linsdau.*

10j13.   Schedule identifying identical agreement to the Agreement constituting
         Exhibit 10j12 hereto, in favor of Mark Hausberg.*

10k1. Rights Agreement dated as of November 19, 1997 between Registrant and First Chicago Trust Company of New York, as Rights Agent, is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

10l1. Indemnification Agreement, dated as of December 22, 1994, among Registrant, The American Tobacco Company and Brown & Williamson Tobacco Corporation, is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.

12.      Statement re computation of ratio of earnings to fixed charges.

13.      1999 Annual Report to Stockholders of Registrant.

21.      Subsidiaries of Registrant.

23(i).   Consent of Independent Accountants, PricewaterhouseCoopers LLP.

24.      Powers of Attorney relating to execution of this Annual Report on Form
         10-K.

27.      Financial Data Schedules for Fiscal Year ended December 31, 1999
         (Article 5).

99.      List of Pending/Terminated Cases.