Form 10-Q
period 2000-03-31
FORTUNE BRANDS INC
filed 2000-05-12
CIK 789073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended March 31, 2000

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

             300 Tower Parkway, Lincolnshire, Illinois 60069-3640
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

Yes (X)  No ( )

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at April 30, 2000 was 158,328,127 shares.

                        PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                                 (In millions)



                                                                       March 31,             December 31,
                                                                         2000                   1999
                                                                    -------------           ------------
                                                                     (Unaudited)
Assets
  Current assets
   Cash and cash equivalents                                          $   95.1               $   71.9
   Accounts receivable, net                                              922.8                  956.5
   Inventories
    Bulk whiskey                                                         325.0                  326.0
    Other raw materials, supplies and
     work in process                                                     302.9                  284.3
    Finished products                                                    471.2                  451.1
                                                                      --------               --------
                                                                       1,099.1                1,061.4
  Other current assets                                                   237.3                  223.0
                                                                      --------               --------
    Total current assets                                               2,354.3                2,312.8

  Property, plant and equipment, net                                   1,169.4                1,176.5
  Intangibles resulting from
   business acquisitions, net                                          2,565.0                2,592.1
  Other assets                                                           344.4                  335.7
                                                                      --------               --------
   Total assets                                                       $6,433.1               $6,417.1
                                                                      ========               ========

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                    (In millions, except per share amounts)



                                                                         March 31,             December 31,
                                                                            2000                   1999
                                                                       ------------            -----------
                                                                        (Unaudited)
Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                                                $    38.2              $    35.1
  Commercial paper                                                          869.0                  602.2
  Current portion of long-term debt                                           2.3                    2.7
  Accounts payable                                                          270.6                  272.2
  Accrued taxes                                                             465.9                  436.3
  Accrued expenses and other liabilities                                    512.6                  654.4
                                                                         --------               --------
   Total current liabilities                                              2,158.6                2,002.9


Long-term debt                                                            1,163.6                1,204.8
Deferred income taxes                                                        54.5                   48.3
Postretirement and other liabilities                                        417.7                  422.9
                                                                         --------               --------
   Total liabilities                                                      3,794.4                3,678.9
                                                                         --------               --------

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                                              9.8                    9.9
 Common stock, par value $3.125 per
  share, 229.6 shares issued                                                717.4                  717.4
Paid-in capital                                                             130.0                  130.8
Accumulated other
 comprehensive loss                                                         (27.5)                 (14.9)
Retained earnings                                                         4,231.9                4,205.2
Treasury stock, at cost                                                  (2,422.9)              (2,310.2)
                                                                         --------               --------
   Total stockholders' equity                                           $ 2,638.7              $ 2,738.2
                                                                         --------              ---------

    Total liabilities and
      stockholders' equity                                              $ 6,433.1              $ 6,417.1
                                                                         ========              =========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Three Months Ended March 31, 2000 and 1999
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                                                2000                  1999
                                                                              --------              --------
Net sales                                                                     $1,363.8              $1,292.3

 Cost of products sold                                                           727.4                 677.7
 Excise taxes on spirits and wine                                                 80.3                  96.7
 Advertising, selling, general and
  administrative expenses                                                        391.6                 364.3
 Amortization of intangibles                                                      19.9                  27.3
 Restructuring charges                                                             2.5                     -
 Interest and related expenses                                                    31.9                  25.3
 Other expenses, net                                                               0.8                   0.9
                                                                              --------              --------
Income before income taxes                                                       109.4                 100.1

  Income taxes                                                                    45.1                  44.0
                                                                              --------              --------
Net income                                                                    $   64.3              $   56.1
                                                                              ========              ========
Earnings per share
 Basic                                                                        $    .40              $    .33
                                                                                  ====                  ====
 Diluted                                                                      $    .39              $    .32
                                                                                  ====                  ====
 Dividends paid per share                                                     $    .23              $    .22
                                                                                  ====                  ====
Average number of shares outstanding
 Basic                                                                           161.1                 169.9
                                                                                 =====                 =====
 Diluted                                                                         163.5                 173.2
                                                                                 =====                 =====

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Three Months Ended March 31, 2000 and 1999
             -----------------------------------------------------
                                 (In millions)
                                  (Unaudited)

                                                                                           2000               1999
                                                                                         --------           --------
Operating activities
 Net income                                                                              $  64.3            $  56.1
 Restructuring charges                                                                       2.5                  -
 Depreciation and amortization                                                              59.6               63.8
 Decrease (increase) in accounts receivable                                                 29.4              (15.5)
 Increase in inventories                                                                   (40.1)              (5.8)
 Decrease in accounts payable, accrued
  expenses and other liabilities                                                          (107.9)             (98.5)
 Increase in accrued taxes                                                                  29.2               25.0
 Other operating activities, net                                                           (29.2)             (22.8)
                                                                                         -------            -------
  Net cash provided from operating activities                                                7.8                2.3

Investing activities
 Additions to property, plant and equipment                                                (39.3)             (38.7)
 Investment in joint venture                                                               (25.2)                 -
 Proceeds from disposition of operations                                                     1.4                  -
 Other investing activities, net                                                             1.2                0.8
                                                                                       ---------            -------
  Net cash used by investing activities                                                    (61.9)             (37.9)
                                                                                       ---------            -------

Financing activities
 Increase in short-term debt, net                                                          270.3              187.4
 Issuance of long-term debt                                                                    -                0.4
 Repayment of long-term debt                                                               (41.5)              (7.8)
 Dividends to stockholders                                                                 (37.6)             (37.9)
 Cash purchases of  stock for treasury                                                    (114.2)            (110.3)
 Other financing activities, net                                                             0.7                4.6
                                                                                       ---------            -------
  Net cash provided by financing activities                                                 77.7               36.4
                                                                                       ---------            -------
Effect of foreign exchange rate changes on cash                                             (0.4)               2.5
                                                                                       ---------            -------
  Net increase in cash and cash equivalents                                                 23.2                3.3

Cash and cash equivalents at beginning of period                                         $  71.9            $  40.3
                                                                                       ---------            -------
Cash and cash equivalents at end of period                                               $  95.1            $  43.6
                                                                                       =========            =======

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the Three Months Ended March 31, 2000 and 1999
         -------------------------------------------------------------
                                 (In millions)
                                  (Unaudited)


                                                       $2.67                       Accumulated
                                                 Convertible                             other               Treasury
                                                   Preferred   Common  Paid-in   comprehensive   Retained      stock,
                                                       Stock    stock  capital    income (loss)  earnings     at cost      Total
================================================================================================================================
Balance at December 31, 1998                           $10.5   $717.4   $147.6          $  4.7   $5,245.4   $(2,028.1)  $4,097.5

Comprehensive income
   Net income                                              -        -        -               -       56.1           -       56.1
   Changes during the period                               -        -        -           (23.6)         -           -      (23.6)
                                                      ------   ------   ------         -------    -------   ---------   --------
Total comprehensive (loss) income                          -        -        -           (23.6)      56.1           -       32.5
                                                      ------   ------   ------         -------    -------   ---------   --------
Dividends                                                  -        -        -               -      (37.9)          -      (37.9)
Purchases                                                  -        -        -               -          -      (112.6)    (112.6)
Conversion of preferred stock and
   delivery of stock plan shares                        (0.1)       -     (2.8)              -          -         9.9        7.0
                                                      ------   ------   ------         -------    -------   ---------   --------
Balance at March 31, 1999                              $10.4   $717.4   $144.8          $(18.9)  $5,263.6   $(2,130.8)  $3,986.5
                                                      ======   ======   ======         =======   ========   =========   ========


Balance at December 31, 1999                           $ 9.9   $717.4   $130.8          $(14.9)  $4,205.2   $(2,310.2)  $2,738.2

Comprehensive income
   Net income                                              -        -        -               -       64.3           -       64.3
   Changes during the period                               -        -        -           (12.6)         -           -      (12.6)
                                                      ------   ------   ------         -------    -------   ---------   --------
Total comprehensive (loss) income                          -        -        -           (12.6)      64.3           -       51.7
Dividends                                                  -        -        -               -      (37.6)          -      (37.6)
Purchases                                                  -        -        -               -          -      (115.2)    (115.2)
Conversion of preferred stock and
   delivery of stock plan shares                        (0.1)       -     (0.8)              -          -         2.5        1.6
                                                      ------   ------   ------         -------    -------   ---------   --------
Balance at March 31, 2000                              $ 9.8   $717.4   $130.0          $(27.5)  $4,231.9   $(2,422.9)  $2,638.7
                                                      ======   ======   ======         =======   ========   =========   ========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Principles of Consolidation

       The condensed consolidated balance sheet as of March 31, 2000, the related condensed consolidated statements of income for the three month periods ended March 31, 2000 and 1999, and the related condensed consolidated statements of cash flows and stockholders' equity for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and other nonrecurring charges in 2000 and normal recurring items. Interim results may not be indicative of results for a full year.

       The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 1999 Annual Report on Form 10-K.

2.   Joint Venture/Acquisitions

       In January 2000, the Company's spirits and wine business made an additional cash investment of approximately $25 million in its international sales and distribution joint venture named Maxxium International B.V. Maxxium was formed in 1999 by the Company's spirits and wine business, Remy-Cointreau and Highland Distillers to distribute and sell premium wines and spirits in key markets outside the United States.

       In 1999, the home products business acquired NHB Group Ltd., a Canadian manufacturer of ready-to-assemble kitchen and bath cabinetry and the office products business acquired Boone International Inc., a U.S.-based manufacturer of dry-erase boards and markers, bulletin boards, easels and other presentation products. The aggregate cost of these acquisitions was $103.6 million, including fees and expenses. The cost exceeded fair value of net assets acquired by $78 million.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.   Information on Business Segments

       Net sales and operating company contribution are as follows:


                                                                                                      Operating
                                                               Net                                     Company
                                                              Sales                                  Contribution
                                                          -------------                             -------------
                                                                        Three Months Ended March 31,
                                                           2000              1999             2000             1999
                                                           ----              ----             ----             ----
                                                                                 (In millions)
Home products                                          $  503.8          $  441.2           $ 74.8           $ 68.7
Office products                                           326.3             315.2             15.5             15.5
Golf products                                             261.1             250.1             38.2             36.5
Spirits and wine                                          272.6             285.8             54.0             50.1
                                                       --------          --------           ------           ------

                                                       $1,363.8          $1,292.3           $182.5           $170.8
                                                       ========          ========           ======           ======



       Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

       A reconciliation of operating company contribution to consolidated income before income taxes is as follows:

                                                                                   Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                   2000                    1999
                                                                                   ----                    ----
                                                                                          (In millions)
Operating company contribution                                                   $182.5                  $170.8
Amortization of intangibles                                                        19.9                    27.3
Restructuring charges                                                               2.5                       -
Other nonrecurring charges                                                          4.5                       -
Interest and related expenses                                                      31.9                    25.3
Non-operating expenses                                                             14.3                    18.1
                                                                                 ------                  ------
Income before income taxes                                                       $109.4                  $100.1
                                                                                 ======                  ======

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Earnings Per Share

        The computation of basic and diluted earnings per common share for "Income before extraordinary items" is as follows:

                                             Three Months Ended
                                                  March 31,
                                              ----------------
                                                 2000    1999
                                               ------  ------
                                               (In millions,
                                                except per
                                                share amounts)

Income before extraordinary items              $ 64.3  $ 56.1
 Less:  Preferred stock dividends                 0.2     0.2
                                               ------  ------
Income available to
 stockholders - basic                            64.1    55.9
Convertible Preferred stock
 dividend requirements                            0.2     0.2
                                               ------  ------
Income available to
 stockholders - diluted                        $ 64.3  $ 56.1
                                               ======  ======

Weighted average number of
 shares outstanding - basic                     161.1   169.9
Conversion of Convertible
 Preferred stock                                  2.0     2.1
Exercise of stock options                         0.4     1.2
                                               ------  ------
Weighted average number of
  shares outstanding - diluted                  163.5   173.2
                                               ======  ======
Earnings per share
  Basic                                        $  .40  $  .33
                                               ======  ======
  Diluted                                      $  .39  $  .32
                                               ======  ======


5.   Restructuring and Other Nonrecurring Charges

       During 1999, the Company recorded $196.0 million of pre-tax restructuring and other nonrecurring charges. These included employee termination costs, lease termination costs, asset write-offs, inventory write-offs due to discontinuance of certain product lines and relocation costs associated with establishing a new corporate headquarters.

       In connection with the restructuring program established in 1999, the Company recorded pre-tax restructuring charges for the three month period ended March 31, 2000 as follows:

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Restructuring and Other Nonrecurring Charges (Continued)


                          Restructuring Charges
                          ---------------------

                           Three Months Ended
                             March 31, 2000
                          ---------------------
                              (In millions)
Office products                    $1.3
Golf products                       1.2
                                   ----
 Total                             $2.5
                                   ====

       Office products include charges related to employee termination costs and asset write-offs.

       Golf products include charges related to lease cancellation and employee termination costs.

       Reconciliation of the restructuring liability, as of March 31, 2000 is as follows:



                                            Balance at    2000         Cash       Non-Cash     Balance at
                                             12/31/99   Provision  Expenditures   Write-offs     3/31/00
                                            ----------  ---------  ------------   ----------   ----------
                                                                    (In millions)
Rationalization of
   Operations
     Employment
       termination costs (1)                 $    38.3      $ 1.1        $(18.9)       $   -     $   20.5
     Other                                         1.5          -          (1.8)         1.7          1.4
International distribution
  and lease agreements                            16.3        0.9          (0.9)        (7.3)         9.0
Loss on disposal of assets                         0.8        0.5             -         (0.6)         0.7
                                                ------     ------        ------       ------       ------
                                             $    56.9      $ 2.5        $(21.6)       $(6.2)    $   31.6
                                                ======     ======        ======       ======      =======

    (1) As of March 31, 2000 1,291 of the 1,729 positions were eliminated.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Restructuring and Other Nonrecurring Charges (Concluded)

       The Company expects that substantially all remaining cash expenditures will be made within the next twelve months.

       During the three month period ended March 31, 2000, the Company recorded pre-tax other nonrecurring charges as follows:


                                    Other Nonrecurring Charges
                                  -----------------------------

                                        Three Months Ended
                                          March 31, 2000
                                  -----------------------------
                                          (In millions)
                                Cost of
                                 Sales          SG&A
                                Charges       Charges       Total
                                -------       -------       -----
Home products                     $1.3          $0.2         $1.5
Golf products                      0.1           0.1          0.2
Office products                    0.5             -          0.5
Corporate office                     -           2.3          2.3
                                  ----          ----         ----
Total                             $1.9          $2.6         $4.5
                                  ====          ====         ====



       Other nonrecurring charges include charges related to the restructuring activities as follows:

       Corporate office includes relocation costs associated with establishing a new corporate headquarters.

       Home products include the establishment of a distribution center and plant relocation costs.

       Office products include relocation costs for manufacturing facilities.

       Golf products include plant relocation costs.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Comprehensive Income (Loss)

       The components of accumulated other comprehensive income (loss) are as follows:



                                                         Foreign             Minimum             Accumulated
                                                         currency       pension liability    other comprehensive
                                                       adjustments          adjustment          income (loss)
                                                       -----------      -----------------    -------------------
                                                                          (In millions)
Balance at December 31, 1998                              $ 12.5               $(7.8)               $  4.7
Changes in three months                                    (23.6)                  -                 (23.6)
                                                         -------             -------               -------
Balance at March 31, 1999                                 $(11.1)              $(7.8)               $(18.9)
                                                         =======             =======               =======

Balance at December 31, 1999                              $(11.9)              $(3.0)               $(14.9)
Changes in three months                                    (12.6)                  -                 (12.6)
                                                         -------             -------               -------
Balance at March 31, 2000                                 $(24.5)              $(3.0)               $(27.5)
                                                         =======             =======               =======


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


7.   Pending Litigation (Continued)

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

     To the Board of Directors of Fortune Brands, Inc.:

       We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of March 31, 2000, the related condensed consolidated statements of income, consolidated statements of cash flows and stockholders' equity for the three month periods ended March 31, 2000, and 1999. These financial statements are the responsibility of the Company's management.

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

       Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein) and in our report dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



     PricewaterhouseCoopers LLP




     Chicago, Illinois 60601
     April 19, 2000

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -------------------------------------------------


                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    --------------------------------------
Results of Operations for the Three Months Ended March 31, 2000 as Compared to
                     the Three Months Ended March 31, 1999
--------------------------------------------------------------------------------
                                                    Operating Company
                            Net Sales                 Contribution(1)
                            ---------               ------------------
                         2000          1999           2000       1999
                       --------      --------        ------     ------
                                         (In millions)
Home products        $  503.8      $  441.2         $ 74.8     $ 68.7
Office products         326.3         315.2           15.5       15.5
Golf products           261.1         250.1           38.2       36.5
Spirits and wine        272.6         285.8           54.0       50.1
                     --------      --------         ------     ------
                     $1,363.8      $1,292.3         $182.5     $170.8
                     ========      ========         ======     ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales increased $71.5 million, or 6%, principally on the benefits of line extensions and new products, acquisitions made in 1999 in the home and office products segment and price increases. These increases were partly offset by volume declines in some existing products, changes in the way the Company sells through the Maxxium spirits and wine joint venture and lower average foreign exchange rates. Operating company contribution increased $11.7 million, or 7%, on the benefit of price increases and overall volume increases.

During 1999, we elected to change our method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. As a result of the change to a discounted cash flow methodology, we recorded a non-cash write-down of goodwill of $1,126 million in the second quarter of 1999. Because of this change, goodwill amortization decreased $7.4 million for the three months ended March 31, 2000 as compared to the same period last year.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

For the three months ended March 31, 2000, we recorded pre-tax restructuring and other nonrecurring charges of $7.0 million, $4.5 million after-tax, or three cents per share. These charges principally relate to the downsizing and relocation of the Corporate office, product discontinuances and manufacturing consolidation in the golf segment, rationalization of operations in the home segment and other workforce reduction initiatives across these segments.

Interest and related expenses increased 26%, or $6.6 million, reflecting higher average borrowings to fund share repurchases, acquisitions, and investments in a joint venture and higher interest rates.

The effective income tax rates for the three months ended March 31, 2000 and 1999 were 41.2% and 44.0%, respectively. The lower effective tax rate this year principally reflected lower goodwill amortization and foreign income taxes.

Net income of $64.3 million, or 40 cents basic and 39 cents diluted per share, compared with net income of $56.1 million, or 33 cents basic and 32 cents diluted per share, for the same three month period last year.

Income from operations before net charges, which represents income before the $7.0 million ($4.5 million after-tax) restructuring and other nonrecurring charges taken in the three month period ended March 31, 2000, was $68.8 million, or 43 cents basic and 42 cents diluted per share, respectively, for the three months ended March 31, 2000, as compared with $56.1 million, or 33 cents basic and 32 cents diluted per share for the same three month period last year.

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Home Products
-------------

Net sales increased $62.6 million, or 14%. The increase was primarily attributable to the acquisition of NHB Group in October 1999 and overall volume and price increases. The overall volume increases reflect higher volume in existing products, line extensions and the introduction of new products. Operating company contribution increased $6.1 million, or 9%. The operating company contribution increase was caused by the higher sales and was partly offset by increased operating expenses, principally selling and costs associated with the startup of manufacturing and distribution facilities. The increased selling expenses were caused by higher customer program costs with both wholesalers and home centers (principally at Moen) and increased general and administrative expenses.

Office Products
---------------

Net sales increased $11.1 million, or 4%. The improvement resulted primarily from the acquisition of Boone in October 1999 and to a lesser extent the introduction of new products. The increase in net sales was partly offset by volume declines in existing products and lower average foreign exchange rates. Operating company contribution was flat. Although gross margins weakened slightly due to increased rebates and allowances, the decline was offset by reduced Y2K related expenses and lower advertising and marketing expenses.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Golf Products
-------------

Net sales grew $11 million, or 4%, on volume and price increases through new products and line extensions in the Titleist and FootJoy brands. Titleist branded golf clubs had sustained sales and volume gains, partially offset by lower Cobra golf club volume for the three months ended March 31, 2000 as compared with the same period last year. The prior year period included significant sales of discounted Cobra product lines. Operating company contribution increased $1.7 million, or 5%, on improved gross margins in all golf product categories, particularly Titleist and Cobra golf clubs and FootJoy shoes, and the higher sales. This gross margin growth was partly offset by increased volume-related selling and administrative expenses.

The United States Golf Association (USGA) establishes standards for golf equipment used in competitive play in the United States. On November 2, 1998, the USGA announced the immediate implementation of a new rule with respect to the performance of golf clubs. All of our group's golf products currently marketed conform to this new rule. In the long term, this new rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term this new rule will have a material effect on the golf club industry and our golf products segment.

The USGA has announced its intention to propose new rules addressing the initial velocity and overall distance standards for golf balls. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our group's golf ball business and/or the golf ball industry. However, the new rules being considered could incorporate rules that would create a two-tiered set of standards for golf balls, one for tour professionals and one for consumers, and that would shorten the overall distance that golf balls are allowed to travel. The adoption of either change could materially impact our golf business.


Spirits and Wine
----------------

Net sales decreased $13.2 million, or 5%, principally on the effect of the Maxxium joint venture and to a lesser extent lower average foreign exchange rates. Product is now sold to Maxxium net of excise taxes in certain markets and at a lower price since the related distribution costs are now incurred by Maxxium. On a comparable basis to prior periods, net sales would have been $20.3 million higher in the quarter with an adjusted sales

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Spirits and Wine (Concluded)
----------------

percentage improvement of 2.5%. The decrease was partly offset by volume increases and higher prices. The volume increases reflect line extensions, new products and increases in existing product lines, principally in the U.S.

Operating company contribution increased $3.9 million, or 8%. The increase resulted primarily from the improved gross margin (principally reflecting favorable product mix and price increases) and increased contribution from our wine business, partly offset by higher operating expenses, net of a reduction in distribution expenses that are now incurred by the Maxxium joint venture. The higher operating expenses were caused by increased volume-related selling expenses. Operating results improved in the United States while pre-mix unit volumes declined in Australia on a year over year comparison. The decline was principally attributable to increased competition and reduced buy-in for the three months ended March 31, 2000 as compared to the same period last year.

In August 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium International B.V. with Remy-Cointreau and Highland Distillers, which began operating in August 1999, to distribute and sell premium wines and spirits in key markets outside the United States. Jim Beam Brands Worldwide, Inc. agreed to contribute assets related to its international distribution network and periodic cash payments invested with a total estimated value of $110 million in return for a one-third interest in the venture. The investment in Maxxium is accounted for under the equity method. (See Note 2.)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities of $7.8 million for the three months ended March 31, 2000 compared with $2.3 million for the same three month period last year.

Net cash used by investing activities for the three months ended March 31, 2000 was $61.9 million, as compared with $37.9 million in the same three month period last year, principally reflecting an additional investment in the Maxxium joint venture.

Net cash provided by financing activities for the three months ended March 31, 2000 was $77.7 million, compared with $36.4 million in the same three month period last year. During the three months ended March 31, 2000, we purchased 4,598,100 shares through open market purchases.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Liquidity and Capital Resources (Concluded)
-------------------------------

Total debt at March 31, 2000 was $2.1 billion, an increase of $228.3 million from December 31, 1999. The ratio of total debt to total capital increased from 40.3% at December 31, 1999 to 44.0% at March 31, 2000. The increase principally reflected increased borrowings to finance share repurchases and investments in a joint venture.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.


CAUTIONARY STATEMENT
--------------------

This annual report contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. We caution readers that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of acquisitions and joint ventures, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.
---------------------------

          (a)   Smoking and Health Proceedings

Indemnification Agreement

          On December 22, 1994, Registrant sold The American Tobacco Company ("ATCO") to Brown & Williamson Tobacco Corporation ("B&W"), at the time a wholly-owned subsidiary of B.A.T. Industries p.l.c. In connection with the sale, B&W and ATCO (collectively, the "Indemnitors") agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire sale cigarette matters relating to the tobacco business of ATCO.

Individual Cases

          As of May 10, 2000, there were approximately 94 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 94 such cases as of March 23, 2000. Previously, Registrant had reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 that there were approximately 93 such cases as of March 23, 2000.

Class Actions

          As of May 10, 2000, there were approximately 22 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 22 such cases on March 23, 2000, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Health Care Cost Recovery Actions

          As of May 10, 2000, there were approximately three health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately three such cases as of March 23, 2000, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Certain Developments in Cases Involving the Indemnitors

          In Engle v. R.J. Reynolds Tobacco Company, et al. (reported under Part I, Item 3, "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998), the jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). Phase II of the trial, in which the same jury will address the individual claims of named class representatives, commenced on November 1, 1999. On April 17, 2000, the jury awarded an approximate aggregate amount

Item 1. LEGAL PROCEEDINGS. (Concluded)
-------------------------------------

of $12.7 million to three of the named class representatives, although it also found that the claims of one of the three class representatives may have been barred by the statute of limitations. Defendants have expressed their intention to appeal these awards.

          The trial court judge has ruled that the jury in Phase II may award an aggregate classwide lump-sum amount of punitive damages. This ruling is being challenged by the defendants in Florida's appellate courts. Registrant is not a party to the Engle litigation.

List of Pending Cases

          See Exhibit 99 to this Form 10-Q for a list of additional proceedings involving the smoking and health controversy in which Registrant has been named as a defendant and not previously reported.

List of Terminated Cases

          See Exhibit 99 to this Form 10-Q for a list of smoking and health proceedings, in which Registrant has been named as a defendant, which have been terminated and have not previously been reported as such.

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

          (b) Reference is made to Note 9, "Pending Litigation", in the Notes to Condensed Consolidation Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
-------        ---------------------------------

    (a)   Exhibits
          --------

10a1. Amendment made as of January 1, 2000, to Trust Agreement and Amendments thereto, constituting Exhibits 10c2, 10c3, 10c4 and 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1999, relating to the trust established in favor of Norman H. Wesley.*

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K. (Concluded)
-------   --------------------------------------------


10b1. Amendment made as of March 16, 2000, amending the Agreement, constituting Exhibits 10h1 and 10h2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1999, between Registrant and Norman H. Wesley.*

10c1. Severance and Retirement Agreement made as of January 1, 2000, between Registrant and Norman H. Wesley amending and restating the Agreement referred to in Exhibits 10j1, 10j2, 10j3, 10j5 and 10j8 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1999, for Mr. Norman H. Wesley.*

12.       Statement re computation of ratio of earnings to fixed charges.

15. Letter from PricewaterhouseCoopers LLP dated May 11, 2000 re unaudited financial information.

27.       Financial Data Schedule (Article 5).

99.       List of Pending/Terminated Cases.

          *Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(b)       Reports on Form 8-K
          -------------------

Registrant filed a Current Report on Form 8-K, dated April 20, 2000, in respect of Registrant's press release dated April 20, 2000 announcing Registrant's financial results for the three-month period ended March 31, 2000 (Items 5 and 7
(c)).

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  FORTUNE BRANDS, INC.
                                                  --------------------
                                                      (Registrant)








Date:  May 12, 2000                               By /s/ M.R. Mathieson
     -------------------                             --------------------
                                                  M.R. Mathieson
                                                  Vice President, Controller
                                                  and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


                                                                    Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------

 10a1.    Amendment made as of January 1, 2000, to
          Trust Agreement and Amendments thereto,
          constituting Exhibits 10c2, 10c3, 10c4 and
          10c5 to the Annual Report on Form 10-K of
          Registrant for the Fiscal Year ended December
          31, 1999, relating to the trust established in favor of Norman H. Wesley.*

 10b1. Amendment made as of March 16, 2000, amending the Agreement, constituting Exhibits 10h1 and 10h2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December
          31, 1999, between Registrant and Norman H. Wesley.*

 10c1 Severance and Retirement Agreement made as of January 1, 2000, between Registrant and
          Norman H. Wesley amending and restating the Agreement referred to in Exhibits 10j1, 10j2,
          10j3, 10j5 and 10j8 to the Annual Report on
          Form 10-K of Registrant for the Fiscal Year ended December 31, 1999, for Norman H. Wesley.*

 12.      Statement re computation of ratio of
          earnings to fixed charges.

 15.      Letter from PricewaterhouseCoopers LLP
          dated May 11, 2000 re unaudited
          financial information.

 27.      Financial Data Schedule (Article 5).

 99.      List of Pending/Terminated Cases.