Form 10-Q
period 2000-06-30
FORTUNE BRANDS INC
filed 2000-08-11
CIK 789073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended June 30, 2000

                             FORTUNE BRANDS, INC.
   ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                         13-3295276
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

             300 Tower Parkway, Lincolnshire, Illinois  60069-3640
   ---------------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code:  (847) 484-4400

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at July 31, 2000 was 156,914,222 shares.

                         PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                                 (In millions)



                                             June 30,              December 31,
                                               2000                   1999
                                           -------------           ------------
                                            (Unaudited)

Assets
  Current assets
   Cash and cash equivalents                    $   89.5               $   71.9
   Accounts receivable, net                        988.9                  956.5

   Inventories
    Bulk whiskey                                   319.3                  326.0
    Other raw materials, supplies and
     work in process                               301.0                  284.3
    Finished products                              467.0                  451.1
                                                --------               --------
                                                 1,087.3                1,061.4

  Other current assets                             234.4                  223.0
                                                --------               --------
    Total current assets                         2,400.1                2,312.8

  Property, plant and equipment, net             1,171.0                1,176.5

  Intangibles resulting from
   business acquisitions, net                    2,537.8                2,592.1

  Other assets                                     339.1                  335.7
                                                --------               --------
   Total assets                                 $6,448.0               $6,417.1
                                                ========               ========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                    (In millions, except per share amounts)

                                              June 30,             December 31,
                                                2000                   1999
                                           ------------            -----------
                                            (Unaudited)

Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                      $    40.5              $    35.1
  Commercial paper                                866.6                  602.2
  Current portion of long-term debt                 7.7                    2.7
  Accounts payable                                256.8                  272.2
  Accrued taxes                                   444.4                  436.3
  Accrued expenses and other liabilities          567.5                  654.4
                                               --------               --------
   Total current liabilities                    2,183.5                2,002.9


Long-term debt                                  1,157.4                1,204.8
Deferred income taxes                              57.7                   48.3
Postretirement and other liabilities              409.1                  422.9
                                               --------               --------
   Total liabilities                            3,807.7                3,678.9
                                               --------               --------

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                    9.5                    9.9
 Common stock, par value $3.125 per
  share, 229.6 shares issued                      717.4                  717.4
Paid-in capital                                   128.1                  130.8
Accumulated other
 comprehensive loss                               (57.3)                 (14.9)
Retained earnings                               4,292.7                4,205.2
Treasury stock, at cost                        (2,450.1)              (2,310.2)
                                               --------               --------
   Total stockholders' equity                   2,640.3                2,738.2
                                               --------              ---------

    Total liabilities and
      stockholders' equity                    $ 6,448.0              $ 6,417.1
                                               ========               =========




           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Six Months Ended June 30, 2000 and 1999
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                   (Unaudited)

                                            2000           1999
                                          --------       --------

Net sales                                 $2,864.4      $ 2,713.0

 Cost of products sold                     1,518.5        1,431.3
 Excise taxes on spirits and wine            170.6          203.3
 Advertising, selling, general and
  administrative expenses                    786.8          752.3
 Amortization of intangibles                  39.8           46.5
 Write-down of goodwill                          -        1,126.0
 Restructuring charges                         8.1           79.9
 Interest and related expenses                65.7           51.2
 Other expenses (income), net                  3.6              -
                                           -------       --------
Income (Loss) Before Taxes                   271.3         (977.5)
  Income taxes                               109.6           62.5
                                          --------       --------
Net Income (Loss)                         $  161.7      $(1,040.0)
                                          ========       ========


Earnings (Loss) per Common Share

 Basic                                    $   1.01      $   (6.18)
                                          ========       ========

 Diluted                                  $   1.00      $   (6.18)
                                          ========       ========

Dividends paid per Common share           $    .46      $     .44
                                          ========       ========
Average number of Common shares
 outstanding
 Basic                                       159.7          168.4
                                          ========       ========
 Diluted                                     162.1          168.4
                                          ========       ========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended June 30, 2000 and 1999
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                  2000          1999
                                               ---------     ---------
Net sales                                       $1,500.6     $ 1,420.7

  Cost of products sold                            791.1         753.6
  Excise taxes on spirits and wine                  90.3         106.6
  Advertising, selling, general and
   administrative expenses                         395.2         388.0
  Amortization of intangibles                       19.9          19.2
  Write-down of goodwill                               -       1,126.0
  Restructuring charges                              5.6          79.9
  Interest and related expenses                     33.8          25.9
  Other expenses (income), net                       2.8          (0.9)
                                                --------     ---------
Income (Loss) Before Taxes                         161.9      (1,077.6)

  Income taxes                                      64.5          18.5
                                                --------     ---------
Net income (loss)                               $   97.4     $(1,096.1)
                                                ========     =========
Earnings (Loss) per Common share

  Basic                                         $   0.61     $   (6.56)
                                                ========     =========

  Diluted                                       $   0.61     $   (6.56)
                                                ========     =========
Dividends paid per Common share                 $    .23     $     .22
                                                ========     =========
Average number of Common shares outstanding
  Basic                                            158.3         167.0
                                                ========     =========
  Diluted                                          160.6         167.0
                                                ========     =========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                for the Six Months Ended June 30, 2000 and 1999
             -----------------------------------------------------
                                 (In millions)
                                  (Unaudited)

                                                           2000        1999
                                                        -------   ---------
Operating activities
 Net income (loss)                                      $ 161.7   $(1,040.0)
 Depreciation and amortization                            118.3       120.9
 Restructuring charges                                      8.1        79.9
 Write-down of goodwill                                       -     1,126.0
 Increase in accounts receivable                          (49.9)      (41.3)
 (Increase) decrease in inventories                       (48.6)       22.5
 Decrease in accounts payable, accrued
  expenses and other liabilities                          (56.1)      (71.2)
 Increase in accrued taxes                                 25.1         8.1
 Other operating activities, net                          (40.9)      (64.9)
                                                        -------   ---------
  Net cash provided from operating activities             117.7       140.0

Investing activities
 Additions to property, plant and equipment               (95.3)      (84.3)
 Investment in joint venture                              (25.6)          -
 Other investing activities, net                            5.3         9.8
                                                        -------   ---------
  Net cash used by investing activities                  (115.6)      (74.5)
                                                        -------   ---------

Financing activities
 Increase in short-term debt, net                         271.4       414.7
 Issuance of long-term debt                                   -         1.7
 Repayment of long-term debt                              (42.0)     (189.7)
 Dividends to stockholders                                (74.2)      (74.9)
 Cash purchases of Common stock for treasury             (139.9)     (261.5)
 Proceeds received from exercise of stock options           0.8        72.4
                                                        -------   ---------
  Net cash provided (used) by financing activities         16.1       (37.3)
                                                        -------   ---------
Effect of foreign exchange rate changes on cash            (0.6)       (2.2)
                                                        -------   ---------
 Net increase in cash and cash equivalents                 17.6        26.0

Cash and cash equivalents at beginning of period           71.9        40.3
                                                        -------   ---------
Cash and cash equivalents at end of period              $  89.5   $    66.3
                                                        =======   =========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                for the Six Months Ended June 30, 2000 and 1999
         -------------------------------------------------------------
                                 (In millions)
                                  (Unaudited)


                                           $2.67                          Accumulated
                                     Convertible                                other                    Treasury
                                       Preferred    Common    Paid-in   comprehensive      Retained        stock,
                                           stock     stock    capital    income (loss)     earnings       at cost         Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $10.5    $717.4     $147.6          $  4.7     $ 5,245.4     $(2,028.1)    $ 4,097.5

Comprehensive income
 Net loss                                      -         -          -               -      (1,040.0)            -      (1,040.0)
 Foreign currency adjustments                  -         -          -           (29.5)            -             -         (29.5)
                                           -----    ------    -------          ------     ---------     ---------     ---------
Total comprehensive loss                       -         -          -           (29.5)     (1,040.0)            -      (1,069.5)
                                           -----    ------    -------          ------     ---------     ---------     ---------
Dividends                                      -         -          -               -         (74.9)            -         (74.9)
Purchases                                      -         -          -               -             -        (261.0)       (261.0)
Conversion of preferred stock and
 delivery of stock plan shares              (0.3)        -      (27.7)              -             -         102.9          74.9
                                           -----    ------    -------          ------     ---------     ---------     ---------
Balance at June 30, 1999                   $10.2    $717.4     $119.9          $(24.8)    $ 4,130.5     $(2,186.2)    $ 2,767.0
                                           =====    ======    =======          ======     =========     =========     =========



Balance at December 31, 1999               $ 9.9    $717.4     $130.8          $(14.9)    $ 4,205.2     $(2,310.2)    $ 2,738.2

Comprehensive income
 Net income                                    -         -          -               -         161.7             -         161.7
 Foreign currency adjustments                  -         -          -           (42.4)            -             -         (42.4)
                                           -----    ------    -------          ------     ---------     ---------     ---------
Total comprehensive (loss) income              -         -          -           (42.4)        161.7             -         119.3
                                           -----    ------    -------          ------     ---------     ---------     ---------
Dividends                                      -         -          -               -         (74.2)            -         (74.2)
Purchases                                      -         -          -               -             -        (144.5)       (144.5)
Conversion of preferred stock and
 delivery of stock plan shares              (0.4)        -       (2.7)              -             -           4.6           1.5
                                           -----    ------    -------          ------     ---------     ---------     ---------
Balance at June 30, 2000                   $ 9.5    $717.4     $128.1          $(57.3)    $ 4,292.7     $(2,450.1)    $ 2,640.3
                                           =====    ======    =======          ======     =========     =========     =========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

       The condensed consolidated balance sheet as of June 30, 2000, the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2000 and 1999, and the related condensed consolidated statements of cash flows and stockholders' equity for the six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and other nonrecurring charges, write-downs of goodwill in 1999 and normal recurring items. Interim results may not be indicative of results for a full year.

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

2.   Change in Accounting for Goodwill

       During 1999, the Company elected to change its method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-down of goodwill of $1,126 million in the second quarter of 1999. Because of this change, goodwill amortization decreased $6.7 million for the six months ended June 30, 2000 as compared to the same period last year.

3.   Joint Venture/Acquisitions

       In January 2000, the Company's spirits and wine business made an additional cash investment of $25.6 million in its international sales and distribution joint venture, named Maxxium International B.V. Maxxium was formed in 1999 by the Company's spirits and wine business, Remy-Cointreau and Highland Distillers to distribute and sell premium wines and spirits in key markets outside the United States.

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

     Pro forma financial statements are not presented for the NHB and Boone acquisitions as their results of operation are not material to these financial statements.

4.   Information on Business Segments

       Net sales and operating company contribution are as follows:


                                       Six Months Ended June 30,
                                      ---------------------------
                                                                     Operating
                                      Net                             Company
                                     Sales                          Contribution
                               ------------------                 ----------------
                             2000              1999             2000             1999
                             ----              ----             ----             ----
                                                  (In millions)
      Home products      $1,047.8          $  905.0           $157.1           $139.6
      Office products       658.1             624.3             26.0             21.9
      Golf products         585.1             579.6            112.4            110.6
      Spirits and wine      573.4             604.1            125.5            117.6
                         --------          --------           ------           ------
                         $2,864.4          $2,713.0           $421.0           $389.7
                         ========          ========           ======           ======

                                             Three Months Ended June 30,
                                             ---------------------------
                                                                      Operating
                                       Net                             Company
                                      Sales                          Contribution
                               ------------------                 -----------------
                             2000              1999             2000             1999
                             ----              ----             ----             ----
                                                  (In millions)
      Home products      $  544.0          $  463.8           $ 82.3           $ 70.9
      Office products       331.8             309.1             10.5              6.4
      Golf products         324.0             329.5             74.2             74.1
      Spirits and wine      300.8             318.3             71.5             67.5
                         --------          --------           ------           ------
                         $1,500.6          $1,420.7           $238.5           $218.9
                         ========         ========            ======           ======

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Information on Business Segments (Concluded)

     Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

       A reconciliation of operating company contribution to consolidated income
     (loss) before income taxes is as follows:

                                             Six Months Ended June 30,
                                                2000          1999
                                               ------        ------
                                                   (In millions)

     Operating company contribution            $421.0      $  389.7
     Amortization of intangibles                 39.8          46.5
     Write-down of goodwill                         -       1,126.0
     Restructuring and other
      nonrecurring charges                       18.1         108.8
     Interest and related expenses               65.7          51.2
     Non-operating expenses                      26.1          34.7
                                               ------      --------

     Income (loss) before income taxes         $271.3      $ (977.5)
                                               ======      ========


                                            Three Months Ended June 30,
                                               2000           1999
                                              ------         ------
                                                  (In millions)

     Operating company contribution            $238.5      $   218.9
     Amortization of intangibles                 19.9           19.2
     Write-down of goodwill                         -        1,126.0
     Restructuring and other
      nonrecurring charges                       11.1          108.8
     Interest and related expenses               33.8           25.9
     Non-operating expenses                      11.8           16.6
                                               ------      ---------
     Income (loss) before income taxes         $161.9      $(1,077.6)
                                               ======      =========

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 5.    Earnings Per Share

        The computation of basic and diluted earnings per common share for "Net income (loss)" is as follows:

                                         Six Months Ended   Three Months Ended
                                          June 30,               June 30,
                                       -----------------   ------------------
                                         2000     1999      2000       1999
                                       ------  ---------   ------    ---------
                                       (In millions, except per share amounts)

Net income (loss)                      $161.7  $(1,040.0)  $ 97.4    $(1,096.1)
 Less:  Preferred stock dividends         0.4        0.4      0.2          0.2
                                       ------  ---------   ------    ---------
Income available to Common
 stockholders - basic                   161.3   (1,040.4)    97.2     (1,096.3)
Convertible Preferred stock
 dividend requirements                    0.4          -      0.2            -
                                       ------  ---------   ------    ---------
Income available to Common
 stockholders - diluted                $161.7  $(1,040.4)  $ 97.4    $(1,096.3)
                                       ======  =========   ======    =========

Weighted average number of Common
 shares outstanding - basic             159.7      168.4    158.3        167.0
Conversion of Convertible
 Preferred stock                          2.0          -      2.0            -
Exercise of stock options                 0.4          -      0.4            -
                                       ------  ---------   ------    ---------
Weighted average number of Common
  shares outstanding - diluted          162.1      168.4    160.7        167.0
                                       ======  =========   ======    =========

Earnings per Common share
  Basic                                $ 1.01  $   (6.18)  $ 0.61    $   (6.56)
                                       ======  =========   ======    =========
  Diluted                              $ 1.00  $   (6.18)  $ 0.61    $   (6.56)
                                       ======  =========   ======    =========

       The calculations of earnings per share on a diluted basis for 1999 excludes the impact of the Convertible Preferred stock and stock options, since they would result in an antidilutive effect.

6.   Restructuring and Other Nonrecurring Charges

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Restructuring and Other Nonrecurring Charges (Continued)

        In connection with the restructuring program established in 1999, the Company recorded pre-tax restructuring charges for the three month and six month periods ended June 30, 2000 as follows:

                                        Restructuring Charges
                                -------------------------------------
                            Six Months Ended          Three Months Ended
                              June 30, 2000              June 30, 2000
                           -------------------       --------------------
                                           (In millions)
           Home products         $2.4                         $2.4
           Office products        3.8                          2.5
           Golf products          1.9                          0.7
                                -----                        -----
                Total            $8.1                         $5.6
                                =====                        =====

       The above charges include costs associated with the elimination of 251 and 144 positions for the six months and three months ended June 30, 2000, respectively.

       Home products include charges related to employee termination costs.

       Office products include charges related to employee termination costs and asset write-offs.

       Golf products include charges related to lease cancellation and employee termination costs.

       Reconciliation of the restructuring liability, as of June 30, 2000 is as follows:

                                            Balance at       2000       Cash        Non-Cash    Balance at
                                              12/31/99  Provision   Expenditures   Write-offs      6/30/00
                                            ---------   --------    -----------    ---------    ---------
                                                                    (In millions)
Rationalization of
   Operations
     Employment
       Termination costs (1)                 $    38.3      $ 6.6         $(26.8)       $(0.4)    $   17.7
     Other                                         1.5       (0.6)          (0.5)         0.8          1.2
International distribution
  and lease agreements                            16.3        1.4           (1.7)        (8.2)         7.8
Loss on disposal of assets                         0.8        0.7              -         (0.2)         1.3
                                                ------     ------         ------       ------     --------
                                             $    56.9      $ 8.1         $(29.0)       $(8.0)    $   28.0
                                                ======     ======         ======       ======     ========

       (1) Of the 1,873 positions planned for elimination, 1,476 had been eliminated as of June 30, 2000.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Restructuring and Other Nonrecurring Charges (Concluded)

       The Company expects that substantially all remaining payments and write-offs will be made within the next twelve months.

       During the three month and six month periods ended June 30, 2000, the Company recorded pre-tax other nonrecurring charges as follows:


                                    Other Nonrecurring Charges
                    ---------------------------------------------------------
                            Six Months Ended             Three Months Ended
                              June 30, 2000                 June 30, 2000
                      ----------------------------     ----------------------
                                              (In Millions)

                                                       Cost of
                      Cost of Sales     SG&A            Sales    SG&A
                         Charges       Charges  Total  Charges  Charges  Total
                      --------------   -------  -----  -------  -------  -----
Home Products              $3.2         $2.3    $ 5.5   $1.9       $2.1   $4.0
Office Products             1.9            -      1.9    1.4          -    1.4
Golf Products               0.2          0.1      0.3    0.1          -    0.1
Corporate Office              -          2.3      2.3      -          -      -
                           ----         ----    -----   ----       ----   ----
Total                      $5.3         $4.7    $10.0   $3.4       $2.1   $5.5
                           ====         ====    =====   ====       ====   ====




       Other nonrecurring charges include charges related to the restructuring activities as follows:

       Home products include costs associated with a plant relocation and the establishment of a distribution center.

       Office products include relocation costs for manufacturing facilities and outside consulting costs.

       Golf products include plant relocation costs.

       Corporate office includes relocation costs associated with establishing a new corporate headquarters.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Comprehensive Income (Loss)

               The components of accumulated other comprehensive income (loss) are as follows:

                                       Foreign          Minimum            Accumulated
                                       currency    pension liability   other comprehensive
                                     adjustments       adjustment         income (loss)
                                     ------------  ------------------  --------------------
                                                         (In millions)
     Balance at December 31, 1998      $ 12.5            $(7.8)               $  4.7
     Changes in six months              (29.5)               -                 (29.5)
                                       ------            -----                ------
     Balance at June 30, 1999          $(17.0)           $(7.8)               $(24.8)
                                       ======            =====                ======

     Balance at December 31, 1999      $(11.9)           $(3.0)               $(14.9)
     Changes in six months              (42.4)               -                 (42.4)
                                       ------            -----                ------
     Balance at June 30, 2000          $(54.3)           $(3.0)               $(57.3)
                                       ======            =====                ======

     For the three-month periods ended June 30, 2000 and 1999, total comprehensive income (loss) resulted in income of $68.5 million and loss of $1,102 million, respectively.


8.   Pending Litigation

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


8.   Pending Litigation (Concluded)

     Tobacco Litigation and Indemnification (Concluded)

     obligations to indemnify the Company under the aforementioned indemnification agreement.

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

                                      REPORT OF INDEPENDENT ACCOUNTANTS
                                      ---------------------------------

     To the Board of Directors of Fortune Brands, Inc.:

       We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of June 30, 2000, the related condensed consolidated statements of income, for the three month and six month periods ended June 30, 2000, and 1999 and the related consolidated statements of cash flows and stockholders' equity for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

       Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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




     Chicago, Illinois 60601
     July 19, 2000

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------------------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    --------------------------------------
Results of Operations for the Six Months Ended June 30, 2000 as Compared to the
                         Six Months Ended June 30, 1999
-------------------------------------------------------------------------------

                                               Operating Company
                          Net Sales             Contribution(1)
                          ---------            -----------------
                       2000      1999           2000       1999
                     --------  --------        ------     ------
                                    (In millions)

Home products        $1,047.8  $  905.0        $157.1     $139.6
Office products         658.1     624.3          26.0       21.9
Golf products           585.1     579.6         112.4      110.6
Spirits and wine        573.4     604.1         125.5      117.6
                     --------  --------        ------     ------
                     $2,864.4  $2,713.0        $421.0     $389.7
                     ========  ========        ======     ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales increased $151.4 million, or 6%, principally on the benefits of line extensions and new products, acquisitions made in 1999 in the home and office products segments and price increases. These increases were partly offset by volume declines in some existing products, changes in the way the Company sells international spirits and wine as a result of the Maxxium spirits and wine joint venture and lower average foreign exchange rates. Operating company contribution increased $31.3 million, or 8%, on the benefit of overall volume increases, in all segments except golf, improved product mix and to a lesser extent the acquisitions made in 1999.

During 1999, we elected to change our method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. As a result of the change to a discounted cash flow methodology, we recorded a non-cash write-down of goodwill of $1,126 million in the second quarter of 1999. Because of this change, goodwill amortization decreased $6.7 million for the six months ended June 30, 2000 as compared to the same period last year.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

For the six months ended June 30, 2000, we recorded pre-tax restructuring and other nonrecurring charges of $18.1 million, $11.5 million after-tax, or seven cents per share. These charges principally relate to the downsizing and relocation of the Corporate office, product discontinuances and manufacturing consolidation in the golf segment, rationalization of operations in the home segment, relocation costs for manufacturing facilities in the office segment and other workforce reduction initiatives across these segments.

Interest and related expenses increased $14.5 million, or 28%, reflecting higher average borrowings to fund share repurchases, acquisitions and investments in a joint venture and higher average interest rates.

The effective income tax rate comparison was distorted by the write-down of goodwill taken in the second quarter of 1999 and the impact of significant restructuring and other nonrecurring charges taken in the second quarter of 1999 and the first six months of 2000. Excluding these, the effective income tax rates for the six months ended June 30, 2000 and 1999 were 40.2% and 39.4%, respectively.

Net income of $161.7 million, or $1.01 basic and $1.00 diluted per share, compared with a net loss of $1,040 million, or $6.18 per share, for the same six month period last year.

Income from operations before net charges, which represents income before the $18.1 million ($11.5 million after-tax) restructuring and other nonrecurring charges taken in the six month period ended June 30, 2000, and the $1,126 million goodwill write-down and the $108.8 million ($69.9 million after-tax) restructuring and other nonrecurring charges taken in the six month period ended June 30, 1999, was $173.2 million, or $1.08 basic and $1.07 diluted per share, for the six months ended June 30, 2000, as compared with $155.9 million, or 92 cents basic and 90 cents diluted per share for the same six month period last year.

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Home Products
-------------

Net sales increased $142.8 million, or 16%. The increase was primarily attributable to overall volume increases, the acquisition of NHB Group in October 1999 and to a lesser extent price increases. The overall volume increases reflect higher volume in existing products, line extensions and to a lesser degree the introduction of new products. Operating company contribution increased $17.5 million, or 13%. The operating company contribution increase was caused by the higher sales, improved product mix and restructuring related savings and was partly offset by increased operating expenses, principally selling expenses and costs associated with the startup of manufacturing and distribution facilities.

Office Products
---------------

Net sales increased $33.8 million, or 5%. The improvement resulted primarily from the acquisition of Boone in October 1999 and to a lesser extent the introduction of new products. The increase in net sales was partly offset by volume declines in existing products and lower average foreign exchange rates. Operating company contribution increased $4.1 million, or 19%. The increase was achieved primarily through the acquisition of Boone, savings achieved through our restructuring program initiated in 1999 and a reduction in one-time transition costs in the current period. This increase was partly offset by a continued sales decline in our time management business, higher operating expenses, impact of lower foreign exchange and higher selling and distribution expenses (to support higher overall unit volumes).

Golf Products
-------------

Net sales grew $5.5 million, or 1%, principally due to line extensions and new product introductions in the Titleist and FootJoy brands and to a lesser extent overall price increases. The increase was offset by continued weakness in Cobra golf club volume. Operating company contribution increased $1.8 million, or 2% on the higher sales and improved

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Golf Products (Concluded)
-------------

gross margins in all golf product categories, partly offset by increased advertising, selling and general and administrative expenses.

While our golf ball brands achieved record sales, as expected, new competitors are receiving trial resulting in an adverse share impact of about 1 1/2%. Titleist will continue to monitor the market and will continue to invest sensibly to defend share.

The United States Golf Association (USGA) establishes standards for golf equipment used in competitive play in the United States. On November 2, 1998, the USGA announced the immediate implementation of a new golf club performance rule that established a rebound velocity standard for driving clubs. The Royal and Ancient Golf Club (R&A) establishes standards for golf equipment used in competitive play outside the United States and Mexico. On May 3, 2000, the R&A issued a Notice to Manufacturers announcing its intention to adopt a new rule prescribing wall thickness standards for driving clubs. The R&A indicated its intent to implement the new rule as early as October 2000. The R&A's adoption of a rule different than the rule implemented by the USGA could result in conflicting conformance standards for driving clubs in the US and the rest of the world. These new rules could hamper innovation and make it more difficult to use technological advances to produce USGA and R&A conforming products. However, it is not possible to determine whether in the long term these new rules will have a material effect on the golf club industry and our golf products segment.

The USGA has announced its intention to propose new rules addressing the initial velocity and overall distance standards for golf balls. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our group's golf ball business and/or the golf ball industry. However, the new rules being considered could incorporate rules that would shorten the overall distance that golf balls are allowed to travel and that could stifle innovation in the design and manufacture of golf balls. The adoption of any such rules could materially impact our golf business and/or the golf ball industry.


Spirits and Wine
----------------

Net sales decreased $30.7 million, or 5%, principally on the effect of the Maxxium joint venture and to a lesser extent lower average foreign exchange rates. Product is now sold to Maxxium, net of excise taxes in certain markets, at a lower price since the related distribution costs are now

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Spirits and Wine (Concluded)
----------------

incurred by Maxxium. On a comparable basis to prior periods, excluding the impact of Maxxium, net sales would have been $44.4 million higher with an adjusted sales percentage improvement of 2%. This underlying increase was led by volume increases and higher prices. The volume increases primarily reflect line extensions and introductions of new products, principally in the United States.

Operating company contribution increased $7.9 million, or 7%. The increase resulted primarily from favorable price and volume changes in the United States. This increase was partly offset by the foreign exchange impact of a strong U.S. dollar and higher operating expenses, net of a reduction in the distribution expenses that are now incurred by Maxxium. Although operating results improved in the United States, international results were flat overall. In Australia, pre-mix unit volumes declined due to the introduction of low priced pre-mix cocktails by competitors.

In August 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium International B.V. with Remy-Cointreau and Highland Distillers, which began operating in August 1999, to distribute and sell premium wines and spirits in key markets outside the United States. The Company agreed to contribute assets related to its international distribution network and periodic cash payments invested with a total estimated value of $110 million in return for a one-third interest in the venture. Our investment in Maxxium is accounted for under the equity method. (See Note 3.)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities was $117.7 million for the six months ended June 30, 2000 compared with $140.0 million for the same six month period last year.

Net cash used by investing activities for the six months ended June 30, 2000 was $115.6 million, as compared with $74.5 million in the same six month period last year, principally reflecting an additional investment, of approximately $26 million, in the Maxxium joint venture.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Liquidity and Capital Resources (Concluded)
-------------------------------

Net cash provided by financing activities for the six months ended June 30, 2000 was $16.1 million, compared with net cash used by financing activities of $37.3 in the same six month period last year. During the six months ended June 30, 2000, we purchased 5,782,100 shares through open market purchases.

Total debt at June 30, 2000 was $2.1 billion, an increase of $227.4 million from December 31, 1999. The ratio of total debt to total capital increased to 44% at June 30, 2000 from 40.3% at December 31, 1999. The increase principally reflected increased borrowings to finance share repurchases and an investment in a joint venture.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    --------------------------------------

  Results of Operations for the Three Months Ended June 30, 2000 as Compared to
                      the Three Months Ended June 30, 1999
--------------------------------------------------------------------------------
                                                      Operating
                           Net Sales            Company Contribution(1)
                    ----------------------      -----------------------
                        2000          1999          2000        1999
                    --------      --------        ------      ------
                                        (In millions)

Home products       $  544.0      $  463.8        $ 82.3      $ 70.9
Office products        331.8         309.1          10.5         6.4
Golf products          324.0         329.5          74.2        74.1
Spirits and wine       300.8         318.3          71.5        67.5
                    --------      --------        ------      ------
                    $1,500.6      $1,420.7        $238.5      $218.9
                    ========      ========        ======      ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.


CONSOLIDATED
------------

Net sales increased $79.9 million, or 6%, principally on the benefits of line extensions and new products, acquisitions made in 1999 in the home and office products segments and to a lesser degree higher volume in existing products, specifically in our home and spirits and wine segments. These increases were partly offset by changes in the way the Company sells international spirits and wine as a result of the Maxxium spirits and wine joint venture and lower average foreign exchange rates. Operating company contribution increased $19.6 million, or 9% on the higher sales and improved margins partly offset by increased volume-related selling and general and administrative expenses.

During the three-month period ended June 30, 2000, the Company recorded pre-tax restructuring and nonrecurring charges of $11.1 million, $7.0 million after-tax, or four cents basic and diluted per share. (See Note 6 and the section on "Consolidated" describing the six months results for additional information on restructuring.)

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

Interest and related expenses increased $7.9 million, or 30%, reflecting higher average borrowings to fund share repurchases, acquisitions and an investment in a joint venture and higher interest rates.

The effective income tax rate comparison was distorted by the write-down of goodwill taken in the second quarter of 1999 and the impact of the restructuring and other nonrecurring charges taken in the second quarter of 1999 and for the three months ended June 30, 2000. Excluding these, the effective income tax rates for the three months ended June 30, 2000 and 1999 were 39.7% and 36.5%, respectively. The higher effective tax rate this year principally reflected a refund associated with the settlement of a tax audit last year.

Net income of $97.4 million, or 61 cents per share, for the three months ended June 30, 2000, compared with net loss of $1,096.1 million, or $6.56 per share, for the same three-month period last year.

Income from operations before net charges, which represents income before the $11.1 million ($7.0 million after-tax) restructuring and other nonrecurring charges taken in the three month period June 30, 2000, and the $1,126 million goodwill write-down and the $108.8 million ($69.9 million after-tax) restructuring and other nonrecurring charges taken in the three month period ended June 30, 1999, was $104.4 million, or 65 cents per share, for the three months ended June 30, 2000, as compared with $99.8 million, or 60 cents and 58 cents basic and diluted per share, for the same three month period last year.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


Home Products
-------------

Net sales increased $80.2 million, or 17%. The increase was primarily attributable to overall volume increases and the acquisition of NHB Group in October 1999. The overall volume increases reflect higher volume on existing products, the introduction of new products and line extensions. Operating company contribution increased $11.4 million, or 16%. The increase reflects the higher sales, favorable product mix and improved productivity, partly offset by higher operating expenses, principally volume-related selling expenses.



Office Products
---------------

Net sales increased $22.7 million, or 7%. The increase resulted from overall volume increases and the acquisition of Boone in 1999. The overall volume gains reflect the introduction of new products in the United States and higher volume on existing products in Europe. These increases were partly offset by a continued sales decline in our time management business and lower average foreign exchange. Operating company contribution increased $4.1 million, or 64%. The increase reflects restructuring related savings, a reduction of one-time transition costs and the acquisition of Boone, partly offset by higher operating expenses and adverse foreign exchange rates.

Golf Products
-------------

Net sales decreased $5.5 million, or 2%. The decrease in sales was primarily due to lower volumes in Cobra golf clubs, partly offset by volume increases in shoes, gloves and Titleist golf clubs, the introduction of new products and to a lesser extent the discontinuance of certain Cobra product lines versus the same period last year. Operating company contribution was flat. Gross margins and productivity improvements in the current period were offset by increased volume-related selling expenses and higher advertising, marketing and general and administrative expenses.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Spirits and Wine
----------------

Net sales decreased $17.5 million, or 6%, principally on the effect of the Maxxium joint venture and to a lesser extent lower average foreign exchange rates. Product is now sold to Maxxium net of excise taxes in certain markets and at a lower price since the related distribution costs are now incurred by Maxxium. On a comparable basis to prior periods, excluding the impact of Maxxium, net sales would have been $24.1 million higher in the quarter with an adjusted sales percentage improvement of 2%. The increase was attributable to volume increases and higher prices. The volume increases reflect line extensions, new products and higher sales of existing products, principally in the United States.

Operating company contribution increased $4.0 million, or 6%. The increase resulted primarily from favorable price and volume changes in the United States, partly offset by the foreign exchange impact of a strong U.S. dollar, increased brand spending in our wine business and higher operating expenses, net of a reduction in the distribution expenses that are now incurred by Maxxium. Although operating results improved in the United States, international results were flat overall. In Australia, pre-mix unit volumes declined due to the introduction of low priced pre-mix cocktails by competitors.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


CAUTIONARY STATEMENT
--------------------

This annual report contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, challenges in the integration of acquisitions and joint ventures, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Individual Cases

          As of August 10, 2000, there were approximately 103 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 94 such cases as of March 23, 2000. Previously, Registrant had reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 that there were approximately 93 such cases as of March 23, 2000.

Class Actions

          As of August 10, 2000, there were approximately 22 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 22 such cases on March 23, 2000, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Health Care Cost Recovery Actions

          As of August 10, 2000, there were approximately three health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately three such cases as of March 23, 2000, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Certain Developments in Cases Involving the Indemnitors

          In Engle v. R.J. Reynolds Tobacco Company, et al. (reported under Part I, Item 3, "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998), the jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). Phase II of the trial, in which the same jury addressed the individual claims of named class representatives, commenced on November 1, 1999. On April 17, 2000, the jury awarded an approximate aggregate amount of $12.7 million to three of the named class representatives, although it also found that the claims of one of the three class representatives may have been barred by the statute of limitations. On July 14, 2000, the jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against Brown and Williamson. Defendants have expressed their intention to appeal these awards. Florida law sets a cap of $100 million on the bond that companies must pay while the appeals process is under way. Plaintiffs have argued that this cap is unconstitutional. Registrant is not a party to the Engle litigation.

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

          (b) Reference is made to Note 8, "Pending Litigation", in the Notes to Condensed Consolidation Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   --------------------------------------------------------

          There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1999.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          (a)  The Annual Meeting of Stockholders was held on April 25, 2000.

          (b) Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The four nominees for Class II directors, Mr. Eugene
R. Anderson, Ms. Patricia O. Ewers, Mr. John W. Johnstone, Jr. and Mr. Eugene A. Renna, were duly elected at the 2000 Annual Meeting for a term of office expiring at the 2003 Annual Meeting. The term of office of the Class I directors, Mr. Thomas C. Hays, Mr. Sidney Kirschner, Mr. Gilbert L. Klemann, II, Mr. Gordon R. Lohman and Mr. Charles H. Pistor, and the term of office of the Class III directors, Ms. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson, also continued after the 2000 Annual Meeting. David M. Thomas was elected a Class II director by the Board of Directors on July 25, 2000.

          (c) (i) The five nominees for Class I directors were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Mr. Anderson: 141,940,835 votes for and 1,897,803 votes withheld; (B) Ms. Ewers: 142,116,349 votes for and 1,722,289 votes withheld; (C) Mr. Johnstone: 142,071,618 votes for and 1,767,020 votes withheld; (D) Mr. Renna:
               142,219,802 votes for and 1,618,836 votes withheld;

               (ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP independent accountants of Registrant for the year 2000, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 142,880,292 affirmative votes; 390,400 negative votes; and 567,946 votes abstained.

               (iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the Registrant's Stock Plan for Non-employee Directors, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 143,838,638 affirmative votes; 10,616,113 negative votes; and 2,100,609 votes abstained.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
-------        ---------------------------------

(a)       Exhibits
---       --------

10al. Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted retroactively to January 1, 2000.*

12.       Statement re computation of ratio of earnings to fixed charges.

15. Letter from PricewaterhouseCoopers LLP dated August 11, 2000 re unaudited financial information.

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

(b)       Reports on Form 8-K
---       -------------------

Registrant filed a Current Report on Form 8-K, dated July 20, 2000, in respect of Registrant's press release dated July 20, 2000 announcing Registrant's financial results for the three month and six month periods ended June 30, 2000 (Items 5 and 7 (c)).

                                      SIGNATURE
                                      ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FORTUNE BRANDS, INC.
                                        --------------------
                                            (Registrant)




Date:  August 11, 2000                  By /s/ M.R. Mathieson
       -----------------                --------------------
                                        M.R. Mathieson
                                        Vice President, Controller
                                        and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


                                                                Sequentially
Exhibit                                                         Numbered Page
-------                                                         -------------

10al. Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted retroactively to January 1, 2000.

 12.      Statement re computation of ratio of
          earnings to fixed charges.

 15.      Letter from PricewaterhouseCoopers LLP
          dated August 11, 2000 re unaudited
          financial information.

 27.      Financial Data Schedule (Article 5).

 99.      List of Pending/Terminated Cases.