Form 10-Q
period 2000-09-30
FORTUNE BRANDS INC
filed 2000-11-13
CIK 789073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended September 30, 2000

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at October 31, 2000 was 154,691,805 shares.

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ----------------------------------------
                                 (In millions)


                                                 September 30,    December 31,
                                                     2000            1999
                                                 -------------    -----------
                                                  (Unaudited)
Assets
  Current assets
   Cash and cash equivalents                        $   84.9       $   71.9
   Accounts receivable, net                            894.5          956.5

   Inventories
    Bulk whiskey                                       308.7          326.0
    Other raw materials, supplies and
     work in process                                   301.0          284.3
    Finished products                                  503.7          451.1
                                                    --------       --------
                                                     1,113.4        1,061.4

  Other current assets                                 239.3          223.0
                                                    --------       --------
    Total current assets                             2,332.1        2,312.8

  Property, plant and equipment, net                 1,164.8        1,176.5

  Intangibles resulting from
   business acquisitions, net                        2,516.6        2,592.1

  Other assets                                         333.7          335.7
                                                    --------       --------
   Total assets                                     $6,347.2       $6,417.1
                                                    ========       ========

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                    (In millions, except per share amounts)

                                                 September 30,    December 31,
                                                     2000            1999
                                                 -------------    -----------
                                                  (Unaudited)
Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                           $    28.8       $    35.1
  Commercial paper                                     829.6           602.2
  Current portion of long-term debt                     12.5             2.7
  Accounts payable                                     246.1           272.2
  Accrued taxes                                        426.3           436.3
  Accrued expenses and other liabilities               618.1           654.4
                                                   ---------       ---------
   Total current liabilities                         2,161.4         2,002.9


Long-term debt                                       1,152.5         1,204.8
Deferred income taxes                                   62.1            48.3
Postretirement and other liabilities                   392.7           422.9
                                                   ---------       ---------
   Total liabilities                                 3,768.7         3,678.9
                                                   ---------       ---------

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                         9.4             9.9
 Common stock, par value $3.125 per
  share, 229.6 shares issued                           717.4           717.4
Paid-in capital                                        126.8           130.8
Accumulated other
 comprehensive loss                                    (75.9)          (14.9)
Retained earnings                                    4,292.1         4,205.2
Treasury stock, at cost                             (2,491.3)       (2,310.2)
                                                   ---------       ---------
   Total stockholders' equity                        2,578.5         2,738.2
                                                   ---------       ---------

    Total liabilities and
      stockholders' equity                         $ 6,347.2       $ 6,417.1
                                                   =========       =========

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Nine Months Ended September 30, 2000 and 1999
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)


                                                      2000           1999
                                                    --------       --------
Net sales                                           $4,267.7       $4,052.3

 Cost of products sold                               2,273.1        2,131.2
 Excise taxes on spirits and wine                      254.3          297.3
 Advertising, selling, general and
  administrative expenses                            1,167.6        1,131.6
 Amortization of intangibles                            59.6           65.7
 Write-down of goodwill                                    -        1,126.0
 Restructuring charges                                  10.2          106.7
 Interest and related expenses                         100.5           77.4
 Other expenses, net                                     6.3            2.6
                                                    --------       --------
Income (Loss) Before Taxes                             396.1         (886.2)

  Income taxes                                         161.1          105.6
                                                    --------       --------
Net Income (Loss)                                   $  235.0       $ (991.8)
                                                    ========       ========


Earnings (Loss) per Common Share

    Basic                                           $   1.48       $  (5.92)
                                                    ========       ========

    Diluted                                         $   1.46       $  (5.92)
                                                    ========       ========

Dividends paid per Common share                     $    .69       $    .66
                                                    ========       ========
Average number of Common shares outstanding
    Basic                                              158.6          167.6
                                                    ========       ========

    Diluted                                            161.0          167.6
                                                    ========       ========

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
            for the Three Months Ended September 30, 2000 and 1999
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                     2000              1999
                                                   ---------        ---------
Net sales                                          $ 1,403.3        $ 1,339.3

  Cost of products sold                                754.6            699.9
  Excise taxes on spirits and wine                      83.7             94.0
  Advertising, selling, general and
    administrative expenses                            380.8            379.3
  Amortization of intangibles                           19.8             19.2
  Restructuring charges                                  2.1             26.8
  Interest and related expenses                         34.8             26.2
  Other expenses, net                                    2.7              2.6
                                                   ---------        ---------
Income Before Taxes                                    124.8             91.3

  Income taxes                                          51.5             43.1
                                                   ---------        ---------
Net income                                         $    73.3        $    48.2
                                                   =========        =========
Earnings per Common share

  Basic                                            $    0.47        $    0.29
                                                   =========        =========

  Diluted                                          $    0.46        $    0.28
                                                   =========        =========

Dividends paid per Common share                    $     .23        $     .22
                                                   =========        =========
Average number of Common shares outstanding
  Basic                                                156.5            165.9
                                                   =========        =========
  Diluted                                              158.8            169.4
                                                   =========        =========

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             for the Nine Months Ended September 30, 2000 and 1999
             -----------------------------------------------------
                                 (In millions)
                                  (Unaudited)


                                                          2000          1999
                                                        --------      --------
Operating activities
 Net income (loss)                                      $  235.0      $ (991.8)
 Depreciation and amortization                             177.2         173.2
 Restructuring charges                                      10.2         106.7
 Write-down of goodwill                                        -       1,126.0
 Decrease in accounts receivable                            36.2           7.7
 (Increase) decrease in inventories                        (82.2)         50.4
 Decrease in accounts payable, accrued
  expenses and other liabilities                           (54.9)        (72.6)
 Increase in accrued taxes                                  (8.4)         (1.0)
 Other operating activities, net                           (31.8)        (50.3)
                                                        --------      --------
  Net cash provided from operating activities              281.3         348.3

Investing activities
 Additions to property, plant and equipment               (144.3)       (136.0)
 Investment in joint venture                               (25.6)        (27.3)
 Other investing activities, net                            13.2          20.1
                                                        --------      --------
  Net cash used by investing activities                   (156.7)       (143.2)
                                                        --------      --------

Financing activities
 Increase in short-term debt, net                          223.9         388.6
 Issuance of long-term debt                                  0.6           1.7
 Repayment of long-term debt                               (42.5)       (194.2)
 Dividends to stockholders                                (110.4)       (111.6)
 Cash purchases of Common stock for treasury              (185.6)       (336.5)
 Proceeds received from exercise of stock options            1.8          78.7
 Other financing activities, net                             0.5          (0.6)
                                                        --------      --------
  Net cash used by financing activities                   (111.7)       (173.9)
                                                        --------      --------
Effect of foreign exchange rate changes on cash              0.1          (2.2)
                                                        --------      --------
 Net increase in cash and cash equivalents                  13.0          29.0

Cash and cash equivalents at beginning of period            71.9          40.3
                                                        --------      --------
Cash and cash equivalents at end of period              $   84.9      $   69.3
                                                        ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             for the Nine Months Ended September 30, 2000 and 1999
      ------------------------------------------------------------------------
                                 (In millions)
                                  (Unaudited)

                                          $2.67                      Accumulated
                                    Convertible                                    other                      Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained        stock,
                                          stock      stock      capital     income (loss)       earnings       at cost        Total
====================================================================================================================================

Balance at December 31, 1998             $10.5      $717.4      $147.6            $ 4.7        $5,245.4      $(2,028.1)    $4,097.5

Comprehensive income

    Net loss                                 -           -           -                -          (991.8)             -       (991.8)
    Foreign currency adjustments -           -           -                        (15.8)              -              -        (15.8)
                                         -----       -----      ------           ------        --------       --------     --------
Total comprehensive loss                     -           -           -            (15.8)         (991.8)             -     (1,007.6)
                                         -----       -----      ------           ------        --------       --------     --------
Dividends                                    -           -           -                -          (149.8)             -       (149.8)
Purchases                                    -           -           -                -               -         (337.6)      (337.6)
Conversion of preferred stock and
    delivery of stock plan shares         (0.5)          -       (29.9)               -               -          111.7         81.3
                                         -----      ------      ------           ------        --------      ---------     --------
Balance at September 30, 1999            $10.0      $717.4      $117.7           $(11.1)       $4,103.8      $(2,254.0)    $2,683.8
                                         =====      ======      ======           ======        ========      =========     ========


Balance at December 31, 1999              $9.9      $717.4      $130.8           $(14.9)       $4,205.2      $(2,310.2)    $2,738.2

Comprehensive income
    Net income                               -           -           -                -           235.0              -        235.0
    Foreign currency adjustments             -           -                        (61.0)              -              -        (61.0)
                                         -----       -----      ------           ------        --------       --------     --------
Total comprehensive (loss) income            -           -           -            (61.0)          235.0              -        174.0
                                         -----       -----      ------           ------        --------       --------     --------
Dividends                                    -           -           -                -          (148.1)             -       (148.1)
Purchases                                    -           -           -                -               -         (188.2)      (188.2)
Conversion of preferred stock and
    delivery of stock plan shares         (0.5)          -        (4.0)               -               -            7.1          2.6
                                         -----      ------      ------           ------        --------      ---------     --------
Balance at September 30, 2000             $9.4      $717.4      $126.8           $(75.9)       $4,292.1      $(2,491.3)    $2,578.5
                                         =====      ======      ======           ======        ========      =========     ========




           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      Principles of Consolidation

              The condensed consolidated balance sheet as of September 30, 2000, the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2000 and 1999, and the related condensed consolidated statements of cash flows and stockholders' equity for the nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and other nonrecurring charges, write-downs of goodwill in 1999 and normal recurring items. Interim results may not be indicative of results for a full year.

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

 2.      Change in Accounting for Goodwill

              During 1999, the Company elected to change its method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-down of goodwill of $1,126 million in the second quarter of 1999. Because of this change, goodwill amortization decreased $6.1 million for the nine months ended September 30, 2000 as compared to the same period last year.

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

         In 1999, the home products business acquired NHB Group Ltd., a Canadian manufacturer of ready-to-assemble kitchen and bath cabinetry, and the office products business acquired Boone International Inc., a U.S. - based manufacturer of dry-erase boards and markers, bulletin

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Joint Venture/Acquisitions (Concluded)

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

 4.    Information on Business Segments

          Net sales and operating company contribution are as follows:

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                                                 Operating
                                                              Net                                 Company
                                                             Sales                             Contribution
                                                    -----------------------               -----------------------
                                                    2000               1999               2000               1999
                                                    -----              ----               ----               ----
                                                                            (In millions)
          Home products                            $1,589.0          $1,379.9            $241.2             $210.9
          Office products                           1,020.3             963.2              49.2               47.0
          Golf products                               793.4             801.6             137.9              139.5
          Spirits and wine                            865.0             907.6             196.7              186.7
                                                   --------          --------            ------             ------
                                                   $4,267.7          $4,052.3            $625.0             $584.1
                                                   ========          ========            ======             ======

                                                                  Three Months Ended September 30,
                                                                  -------------------------------
                                                                                                 Operating
                                                              Net                                 Company
                                                             Sales                             Contribution
                                                    -----------------------               -----------------------
                                                    2000               1999               2000               1999
                                                    ----               ----               ----               ----
                                                                            (In millions)
          Home products                            $  541.2          $  474.9            $ 84.1             $ 71.3
          Office products                             362.2             338.9              23.2               25.1
          Golf products                               208.3             222.0              25.5               28.9
          Spirits and wine                            291.6             303.5              71.2               69.1
                                                   --------          --------            ------             ------
                                                   $1,403.3          $1,339.3            $204.0             $194.4
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

          A reconciliation of operating company contribution to consolidated income (loss) before income taxes is as follows:

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                          2000            1999
                                                                       -------        --------
                                                                           (In millions)
       Operating company contribution                                   $ 625.0          $  584.1
       Amortization of intangibles                                         59.6              65.7
       Write-down of goodwill                                                 -           1,126.0
       Restructuring and other
           nonrecurring charges                                            30.4             146.3
       Interest and related expenses                                      100.5              77.4
       Non-operating expenses                                              38.4              54.9
                                                                       --------          --------
       Income (loss) before income taxes                                $ 396.1          $ (886.2)
                                                                       ========          ========


                                                                      Three Months Ended September 30,
                                                                       -------------------------------
                                                                           2000              1999
                                                                          ------           -------
                                                                                (In millions)

       Operating company contribution                                   $ 204.0          $  194.4
       Amortization of intangibles                                         19.8              19.2
       Restructuring and other
           nonrecurring charges                                            12.3              37.5
       Interest and related expenses                                       34.8              26.2
       Non-operating expenses                                              12.3              20.2
                                                                        -------          --------
       Income (loss) before income taxes                                $ 124.8          $   91.3
                                                                        =======          ========

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 5.      Earnings Per Share

           The computation of basic and diluted earnings per common share for "Net income (loss)" is as follows:

                                                              Nine Months Ended                 Three Months Ended
                                                                September 30,                      September 30,
                                                              -----------------                  -----------------
                                                                2000       1999                     2000      1999
                                                              ------    -------                  -------   -------
                                                                  (In millions, except per share amounts)
         Net income (loss)                                    $235.0   $(991.8)                    $73.3    $48.2
           Less:  Preferred stock dividends                      0.6       0.7                       0.2      0.2
                                                              ------   -------                   -------  -------

         Income available to Common
           stockholders - basic                                234.4    (992.5)                     73.1     48.0
         Convertible Preferred stock
           dividend requirements                                 0.6         -                       0.2      0.2
                                                              ------   -------                   -------  -------
         Income available to Common
           stockholders - diluted                             $235.0   $(992.5)                    $73.3    $48.2
                                                              ======   =======                   =======   ======

         Weighted average number of Common
           shares outstanding - basic                          158.6     167.6                     156.5    163.9
         Conversion of Convertible
           Preferred stock                                       2.0         -                       1.9      2.0
         Exercise of stock options                               0.4         -                       0.4      1.5
                                                              ------   -------                   -------  -------
         Weighted average number of Common
           shares outstanding - diluted                        161.0     167.6                     158.8    169.4
                                                              ======   =======                   =======   ======

         Earnings per Common share
           Basic                                              $ 1.48   $ (5.92)                    $0.47    $0.29
                                                              ======   =======                   =======   ======
           Diluted                                             $1.46   $ (5.92)                    $0.46    $0.28
                                                              ======   =======                   =======   ======

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Restructuring and Other Nonrecurring Charges (Continued)

             In connection with the restructuring program established in 1999, the Company recorded pre-tax restructuring charges for the three month and nine month periods ended September 30, 2000 as follows:

                                                        Restructuring Charges
                                          -----------------------------------------------------
                                            Nine Months Ended                Three Months Ended
                                            September 30, 2000               September 30, 2000
                                          --------------------              -------------------
                                                          (In millions)
                    Home products                 $3.6                             $ 1.2
                    Office products                3.8                                 -
                    Golf products                  2.8                               0.9
                                                 -----                             -----
                         Total                   $10.2                              $2.1
                                                 =====                             =====

             The above charges include costs associated with the elimination of 608 and 137 positions for the nine months and three months ended September 30, 2000, respectively.

             Home products include charges related to employee termination costs.

             Office products include charges related to employee termination costs and asset write-offs.

             Golf products include charges related to lease cancellation and employee termination costs.

             Reconciliation of the restructuring liability, as of September 30, 2000 is as follows:

                                      Balance at        2000               Cash              Non-Cash         Balance at
                                      12/31/99        Provision        Expenditures         Write-offs          9/30/00
                                      ----------     ----------        ------------         ----------        ----------
                                                                      (In millions)
Rationalization of
   Operations
     Employment
       termination costs (1)            $ 38.3       $  9.4              $ (31.4)             $ (0.5)           $ 15.8
     Other                                 1.5         (1.5)                (0.2)               (0.3)             (0.5)
International distribution
  and lease agreements                    16.3          1.4                 (1.9)               (8.3)              7.5
Loss on disposal of assets                 0.8          0.9                    -                (1.0)              0.7
                                        ------       ------              -------              ------            ------
                                        $ 56.9       $ 10.2              $ (33.5)             $(10.1)           $ 23.5
                                        ======       ======              =======              ======            ======

             (1) Of the 1,866 positions planned for elimination, 1,613 had been eliminated as of September 30, 2000.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Restructuring and Other Nonrecurring Charges (Concluded)

           The Company expects that substantially all remaining payments and write-offs will be made within the next twelve months.

           During the three month and nine month periods ended September 30, 2000, the Company recorded pre-tax other nonrecurring charges as follows:

                                                           Other Nonrecurring Charges
                                 --------------------------------------------------------------------------------------
                                        Nine Months Ended                                    Three Months Ended
                                        September 30, 2000                                   September 30, 2000
                                 ---------------------------                 -------------------------------------------
                                                                (In Millions)
                                  Cost of                                        Cost of
                                   Sales           SG&A                           Sales           SG&A
                                  Charges         Charges         Total          Charges         Charges           Total
                                  -------         -------         -----          -------         -------           -----

   Home Products                  $  6.4           $ 2.5          $ 8.9           $ 3.2           $ 0.2           $  3.4
   Office Products                   6.4             1.8            8.2             4.5             1.8              6.3
   Golf Products                     0.2             0.6            0.8               -             0.5              0.5
   Corporate Office                    -             2.3            2.3               -               -                -
                                 -------           -----         ------          ------           -----           ------

   Total                          $ 13.0           $ 7.2          $20.2           $ 7.7           $ 2.5           $ 10.2
                                 =======           =====         ======          ======           =====           ======


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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 7.    Comprehensive Income (Loss)

         The components of accumulated other comprehensive income (loss) are as follows:

                                                      Foreign                     Minimum                        Accumulated
                                                      currency               pension liability               other comprehensive
                                                    adjustments                  adjustment                     income (loss)
                                                    -----------                  ----------                  -------------------
                                                                               (In millions)
         Balance at December 31, 1998                   $ 12.5                      $(7.8)                          $  4.7
         Changes in nine months                          (15.8)                         -                            (15.8)
                                                        ------                     ------                           ------
         Balance at September 30, 1999                   $(3.3)                     $(7.8)                          $(11.1)
                                                        ======                     ======                           ======

         Balance at December 31, 1999                   $(11.9)                     $(3.0)                          $(14.9)
         Changes in nine months                          (61.0)                         -                            (61.0)
                                                        ------                      -----                           ------
         Balance at September 30, 2000                  $(72.9)                     $(3.0)                          $(75.9)
                                                        ======                      =====                            =====

         For the three month periods ended September 30, 2000 and 1999, total comprehensive income amounted to $54.7 million and $61.9 million, respectively.

 8.      Subsequent Event

         On October 9, 2000, the Company announced that it is exploring strategic options for its office products unit. The evaluation, which includes the possible sale of the office products business, is a result of the Company's ongoing strategic review of its portfolio of brands and businesses initiated earlier this year.

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

9.       Pending Litigation (Concluded)

         Tobacco Litigation and Indemnification (Concluded)

              The Company is a defendant in numerous actions based upon allegations that human ailments have resulted from tobacco use. Management believes that there are meritorious defenses to the pending actions and these actions are being vigorously contested by the Indemnitors. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company as long as the Indemnitors continue to fulfill their obligations to indemnify the Company under the aforementioned indemnification agreement.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

         To the Board of Directors of Fortune Brands, Inc.:

              We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of September 30, 2000, the related condensed consolidated statements of income, for the three month and nine month periods ended September 30, 2000, and 1999 and the related consolidated statements of cash flows and stockholders' equity for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

         PricewaterhouseCoopers LLP

         Chicago, Illinois 60601
         October 19, 2000

Item 2.
------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     -------------------------------------
      Results of Operations for the Nine Months Ended September 30, 2000 as
             Compared to the Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------


                                                                                                      Operating Company
                                                              Net Sales                                Contribution/(1)/
                                                         -----------------                        ------------------------
                                                        2000               1999                    2000                1999
                                                        -----              ----                    -----               ----
                                                                                   (In millions)
Home products                                          $1,589.0            $1,379.9                  241.2              210.9
Office products                                         1,020.3               963.2                   49.2               47.0
Golf products                                             793.4               801.6                  137.9              139.5
Spirits and wine                                          865.0               907.6                  196.7              186.7
                                                       --------            --------                 ------              ------
                                                       $4,267.7            $4,052.3                 $625.0             $584.1
                                                       ========            ========                 ======             ======

/(1)/ Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales increased $215.4 million, or 5%, principally on the benefits of line extensions and new products, acquisitions made in 1999 in the home and office products segments and price increases. These increases were partly offset by changes in the way the Company sells international spirits and wine as a result of the Maxxium spirits and wine joint venture, volume declines in some existing products and lower average foreign exchange rates. Operating company contribution increased $40.9 million, or 7%, on the benefit of overall volume increases in all segments except within golf, improved product mix and the acquisitions made in 1999.

On October 9, 2000, we announced that we are exploring strategic options for our office products unit. The evaluation, which includes the possible sale of the office products business, is a result of our ongoing strategic review of our portfolio of brands and businesses initiated earlier this year.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

During 1999, we elected to change our method for assessing recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. As a result of the change to a discounted cash flow methodology, we recorded a non-cash write-down of goodwill of $1,126 million in the second quarter of 1999. Because of this change, goodwill amortization decreased $6.1 million for the nine months ended September 30, 2000 as compared to the same period last year.

For the nine months ended September 30, 2000, we recorded pre-tax restructuring and other nonrecurring charges of $30.4 million, $19.2 million after-tax, or twelve cents per share. These charges principally relate to the downsizing and relocation of the Corporate office, product discontinuances and manufacturing consolidation in the golf segment, rationalization of operations in the home segment, relocation costs for manufacturing facilities in the office segment and other workforce reduction initiatives across these segments.

Interest and related expenses increased $23.1 million, or 30%, reflecting higher average borrowings to fund share repurchases, acquisitions and investments in a joint venture and higher average interest rates. In addition, corporate administrative expense decreased $20.3 million, or 39%, due to the restructuring program initiated in 1999.

The effective income tax rate comparison was distorted by the write-down of goodwill taken in the second quarter of 1999 and the impact of significant restructuring and other nonrecurring charges taken in the second quarter of 1999 and the first nine months of 2000. Excluding these, the effective income tax rates for the nine months ended September 30, 2000 and 1999 were 40.4% and 41.1%, respectively.

Net income of $235.0 million, or $1.48 basic and $1.46 diluted per share, compared with a net loss of $991.8 million, or $5.92 per share, for the same nine month period last year.

Income from operations before net charges, which represents income before the $30.4 million ($19.2 million after-tax) restructuring and other nonrecurring charges taken in the nine month period ended September 30, 2000, and the $1,126 million goodwill write-down and the $146.3 million ($93.3 million after-tax) restructuring and other nonrecurring charges taken in the nine month period ended September 30, 1999, was $254.2 million, or $1.60 basic and $1.58 diluted per share, for the nine months ended September 30, 2000, as compared with $227.5 million, or $1.35 basic and $1.33 diluted per share for the same nine month period last year.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

In June 1999, FAS Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued, deferring the effective date of FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," from January 1, 2000 to January 1, 2001. FAS Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. We will adopt SFAS 133, as amended by FAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS Statement No. 133", beginning January 1, 2001.

We currently enter into foreign currency and commodity hedges to mitigate any unforeseen risks in the fluctuation of the underlying foreign currencies and commodities. We are in the process of completing our review to determine the impact of the new standard on income and equity. At this time, we do not expect these new Statements to have a material impact on our balance sheet, income statement or footnote disclosures.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Home Products
-------------

Net sales increased $209.1 million, or 15%. The increase was primarily attributable to overall volume increases, the acquisition of NHB Group in October 1999 and price increases. The overall volume increases reflect higher volume in existing products, line extensions and the introduction of new products. Operating company contribution increased $30.3 million, or 14%. The operating company contribution increase was attributable to the higher sales, improved product mix and restructuring related savings, partly offset by increased operating expenses, principally selling expenses, costs associated with the startup of manufacturing and distribution facilities and increased research and development and distribution costs.

Office Products
---------------

Net sales increased $57.1 million, or 6%. The improvement resulted primarily from the acquisition of Boone in October 1999 and the introduction of new products. The increase in net sales was partly offset by volume declines in some existing products and lower average foreign exchange rates. Operating company contribution increased $2.2 million, or 5%. The increase was achieved primarily through the acquisition of Boone, savings achieved through our restructuring program initiated in 1999 and higher margins in Europe due to the absence of integration inefficiencies in the U.K. in the current period. This increase was partly offset by higher operating expenses, the impact of lower average foreign exchange, a continued sales decline in our time management business, and, as anticipated, higher rebates and allowances in the United States. The increased operating expenses reflected higher general and administrative expenses and increased selling and distribution expenses (to support higher overall unit volumes).

Certain major customers of our office products business have recently announced a slowing in sales. Management anticipates that if this situation and other factors affecting the business continue, results of our office products business in the fourth quarter of 2000 may be adversely affected.

Golf Products
-------------

Net sales decreased $8.2 million, or 1%, principally due to lower volumes in existing products, primarily Cobra golf clubs, partly offset by line extensions and new product introductions in the Titleist and FootJoy brands. Operating company contribution decreased $1.6 million, or 1% on the lower sales and increased operating expenses, partly offset by improved gross margins in all golf product categories. The higher operating expenses were attributable to increased advertising, selling and general and administrative expenses.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Golf Products (Concluded)
-------------
As expected, new golf ball competitors have achieved increased sales, resulting in an adverse share impact of about 2% to Titleist and about 1 1/2% to our aggregate golf ball business.

The United States Golf Association (USGA) establishes standards for golf equipment used in competitive play in the United States. On November 2, 1998, the USGA announced the immediate implementation of a new golf club performance rule that established a rebound velocity standard for driving clubs. The Royal and Ancient Golf Club (R&A) establishes standards for golf equipment used in competitive play outside the United States and Mexico. On September 21, 2000, the R&A issued a Notice to Manufacturers announcing its decision not to adopt the USGA's rebound velocity standard or any new rule or test protocol for driving clubs. The R&A's decision not to adopt the rule implemented by the USGA will result in conflicting conformance standards for driving clubs in the United States and the rest of the world. The divergence between the USGA and the R&A on this issue may cause confusion to consumers and could be disruptive to the United States and world markets for driving clubs. In addition, the USGA rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term the USGA rule or the divergence in rules will have a material effect on the golf club industry and our golf products segment.

The USGA has announced its intention to propose new rules addressing the initial velocity and overall distance standards for golf balls. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our group's golf ball business and/or the golf ball industry. However, the new rules being considered could incorporate rules that would shorten the overall distance that golf balls are allowed to travel and that could hamper innovation in the design and manufacture of golf balls. The adoption of any such rules could materially impact our golf business and/or the golf ball industry.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Spirits and Wine
----------------

Net sales decreased $42.6 million, or 5%, principally on the effect of the Maxxium joint venture and lower average foreign exchange rates. Product is now sold to Maxxium, net of excise taxes in certain markets, at a lower price since the related distribution costs are now incurred by Maxxium. On a comparable basis to prior periods, excluding the impact of Maxxium, net sales would have been $52.0 million higher with an adjusted sales percentage improvement of 1%. This underlying increase was led by volume increases and higher prices. The volume increases primarily reflect increased volumes in existing premium, super premium and wine products, line extensions and introductions of new products, principally in the United States.

Operating company contribution increased $10.0 million, or 5%. The increase resulted primarily from favorable price and volume changes in the United States as well as reduced costs from the Maxxium distribution joint venture. This increase was partly offset by adverse foreign exchange.

In August 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium International B.V. with Remy-Cointreau and Highland Distillers. Maxxium, which began operating in August 1999, distributes and sells premium wines and spirits in key markets outside the United States. The Company agreed to contribute assets related to its international distribution network and periodic cash payments invested with a total estimated value of $110 million in return for a one-third interest in the venture. Our investment in Maxxium is accounted for under the equity method. (See Note 3.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities was $281.3 million for the nine months ended September 30, 2000 compared with $348.3 million for the same nine month period last year, principally reflecting increased inventories in our office and home segments.

Net cash used by investing activities for the nine months ended September 30, 2000 was $156.7 million, as compared with $143.2 million in the same nine month period last year.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Liquidity and Capital Resources (Concluded)
-------------------------------

Net cash used by financing activities for the nine months ended September 30, 2000 was $111.7 million, as compared with $173.9 in the same nine month period last year. During the nine months ended September 30, 2000, we purchased 7,595,500 shares through open market purchases.

Total debt at September 30, 2000 was $2.0 billion, an increase of $178.6 million from December 31, 1999. The ratio of total debt to total capital increased from 40.3% at December 31, 1999 to 44.0% at September 30, 2000. The increase principally reflects increased borrowings to finance share repurchases and investments in a joint venture.

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

Item 2.
------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    --------------------------------------

    Results of Operations for the Three Months Ended September 30, 2000 as
             Compared to the Three Months Ended September 30, 1999
  ---------------------------------------------------------------------------

                                                                                                          Operating
                                                             Net Sales                            Company Contribution/(1)/
                                                         -----------------                       --------------------------
                                                     2000                1999                    2000                   1999
                                                     ----                ----                    ----                  -------
                                                                               (In millions)
Home products                                      $  541.2              $ 474.9                  $ 84.1                 $ 71.3
Office products                                       362.2                338.9                    23.2                   25.1
Golf products                                         208.3                222.0                    25.5                   28.9
Spirits and wine                                      291.6                303.5                    71.2                   69.1
                                                   --------             --------                  ------                 ------
                                                   $1,403.3             $1,339.3                  $204.0                 $194.4
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

CONSOLIDATED
------------

Net sales increased $64.0 million, or 5%, principally on the benefits of line extensions and acquisitions made in 1999 in the home and office products segments and the introduction of new products. These increases were partly offset by lower volume in some existing products, principally in golf and office products, lower average foreign exchange rates and changes in the way the Company sells international spirits and wine as a result of the Maxxium spirits and wine joint venture. Operating company contribution increased $9.6 million, or 5% on the higher sales partly offset by increased selling, general and administrative and advertising and marketing expenses.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

During the three month period ended September 30, 2000, the Company recorded pre-tax restructuring and nonrecurring charges of $12.3 million, $7.7 million after-tax, or five cents basic and diluted per share. (See Note 6 and the section on "Consolidated" describing the nine months results for additional information on restructuring and other nonrecurring charges.)

Interest and related expenses increased $8.6 million, or 33%, reflecting higher average borrowings to fund share repurchases, acquisitions and an investment in a joint venture and higher interest rates. In addition, corporate administrative expense decreased $8.1 million, or 46%, due to the restructuring program initiated in 1999.

The effective income tax rate comparison was distorted by the impact of the restructuring and other nonrecurring charges taken in the third quarter of 1999 and the three months ended September 30, 2000. Excluding these, the effective income tax rates for the three months ended September 30, 2000 and 1999 were 40.9% and 44.4%, respectively. The higher effective tax rate last year principally reflects the tax consequences associated with the contribution of assets to the Maxxium joint venture in the same period last year.

Net income of $73.3 million, or 47 cents basic and 46 cents diluted per share, for the three months ended September 30, 2000, compared with net income of $48.2 million, or 29 cents basic and 28 cents diluted per share, for the same three month period last year. In the current year period, adverse foreign exchange negatively impacted our earnings per share by two cents.

Income from operations before net charges, which represents income before the $12.3 million ($7.7 million after-tax) restructuring and other nonrecurring charges taken in the three month period September 30, 2000, and the $37.5 million ($23.4 million after-tax) restructuring and other nonrecurring charges taken in the three month period ended September 30, 1999, was $81.0 million, or 52 cents basic and 51 cents diluted per share, for the three months ended September 30, 2000, as compared with $71.6 million, or 43 cents and 42 cents basic and diluted per share, for the same three month period last year.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------


Home Products
-------------

Net sales increased $66.3 million, or 14%. The increase was primarily related to overall volume increases and the acquisition of NHB Group in October 1999. The overall volume increases reflect higher volume on existing products and line extensions. Operating company contribution increased $12.8 million, or 18%. The increase reflects the higher sales, favorable product mix and improved productivity, partly offset by higher operating expenses. The higher operating expenses were principally due to increased volume-related selling expenses, costs associated with the startup of manufacturing and distribution facilities and higher advertising and marketing expenses.

Office Products
---------------

Net sales increased $23.3 million, or 7%. The increase resulted from the acquisition of Boone in 1999 and the introduction of new products. These increases were partly offset by lower average foreign exchange and lower volumes in some existing products in the United States and a continued sales decline in our time management business. Operating company contribution decreased $1.9 million, or 8%. The decline reflects, as anticipated, higher rebates and allowances in the current period and lower average foreign exchange, partly offset by restructuring related savings and the acquisition of Boone.

Golf Products
-------------

Net sales decreased $13.7 million, or 6%. The decrease in sales was primarily due to lower volumes in Cobra brand golf clubs, gloves and a shift in the product mix within our golf ball brands. This decrease was partly offset by volume increases in shoes, line extensions and the introduction of new products. Operating company contribution decreased $3.4 million, or 12%. Productivity improvements in the current period were offset by increased selling expenses and higher advertising and marketing expenses.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Spirits and Wine
----------------

Net sales decreased $11.9 million, or 4%, principally on the impact of lower average foreign exchange rates and the effect of the Maxxium joint venture. Product is now sold to Maxxium net of excise taxes in certain markets and at a lower price since the related distribution costs are now incurred by Maxxium. On a comparable basis to prior periods, excluding the impact of Maxxium, net sales would have been $7.6 million higher in the quarter with an adjusted sales percentage decline of 1%. The underlying decrease was primarily attributable to lower average foreign exchange.

Operating company contribution increased $2.1 million, or 3%, on strong performance in our pre-mix products in Australia, benefiting from the Olympic Games in Sydney, and Jim Beam bourbon, premium and super-premium products in North America. This increase was partly offset by adverse foreign exchange.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
           ---------------------------------------------------------



CAUTIONARY STATEMENT
--------------------

This quarterly report contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, challenges in the integration of acquisitions and joint ventures, risks associated with the Company's implementation of strategic options for ACCO World Corporation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.
--------------------------

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

Individual Cases

          As of November 6, 2000, there were approximately 103 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 94 such cases as of March 23, 2000. Previously, Registrant had reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 that there were approximately 93 such cases as of March 23, 2000.

Class Actions

          As of November 6, 2000, there were approximately 19 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 22 such cases on March 23, 2000, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Health Care Cost Recovery Actions

          As of November 6, 2000, there were approximately three health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately three such cases as of March 23, 2000, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Certain Developments in Cases Involving the Indemnitors

          In Engle v. R.J. Reynolds Tobacco Company, et al. (reported under Part I, Item 3, "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998), the jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). Phase II of the trial, in which the same jury addressed the individual claims of named class representatives, commenced on November 1, 1999. On April 17, 2000, the jury awarded an approximate aggregate amount of $12.7 million to three of the named class representatives, although it also found that the claims of one of the three class representatives may have been barred by the statute of limitations. On July 14, 2000, the jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against Brown and Williamson. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. Defendants have expressed their intention to appeal these awards. Florida law sets a cap of $100 million on the bond that companies must pay while the appeals process is under way. Plaintiffs have argued that this cap is unconstitutional. Registrant is not a party to the Engle litigation.

          In the recoupment lawsuit filed by the United States government in September 1999 against the leading tobacco manufacturers (including Brown & Williamson individually and as successor to ATCO), a U.S. District Court for the District of Columbia ruled that the government could not use the Medical Care Recovery Act or Medicare Secondary Payor insurance provisions as a basis to try to recover government expenses relating to tobacco smokers, and dismissed the counts of the lawsuit relating to these laws. The court ruled that the government could proceed with two counts under the federal RICO statute under which the government seeks disgorgement of all of defendants' profits from the sale of tobacco. A tentative trial date of July 15, 2003 has been set with respect to these claims. Registrant is not a party to this action.

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

Item 3.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------    --------------------------------------------------------

          There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
------    --------------------------------

     (a)  Exhibits
          --------

   10a1. Severance Agreement dated as of January 1, 2000 between Registrant and Thomas J. Flocco.*

   10b1. Compensation Agreement dated as of September 1, 2000 between Registrant and Thomas J. Flocco.*

     12.  Statement re computation of ratio of earnings to fixed charges.

     19. Report from PricewaterhouseCoopers LLP dated October 19, 2000 re unaudited financial information.

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

     (b)  Reports on Form 8-K
          -------------------

          Registrant filed a current Report on Form 8-K, dated October 10, 2000, in respect of Registrant's press release dated October 9, 2000, announcing that Registrant is exploring strategic options for its ACCO World Corporation office products unit.(Items 5 and 7(c)).

          Registrant filed a Current Report on Form 8-K, dated October 19, 2000, in respect of Registrant's press release dated October 19, 2000 announcing Registrant's financial results for the three month and nine month periods ended September 30, 2000 (Items 5 and 7(c)).

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FORTUNE BRANDS, INC.
                                                --------------------
                                                    (Registrant)





Date: November 13, 2000                         By /s/ M.R. Mathieson
     ------------------                           --------------------
                                                M.R. Mathieson
                                                Vice President, Controller
                                                and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


                                                                Sequentially
Exhibit                                                         Numbered Page
-------                                                         -------------

10a1. Severance Agreement dated as of January 1, 2000 between Registrant and Thomas J. Flocco.*

10b1. Compensation Agreement dated as of September 1, 2000 between Registrant and Thomas J. Flocco.*

  12.        Statement re computation of ratio of
             earnings to fixed charges.

  15.        Letter from PricewaterhouseCoopers LLP
             dated November 13, 2000 re unaudited
             financial information.

  27.        Financial Data Schedule (Article 5).

  99.        List of Pending/Terminated Cases.

  * Indicates that exhibit is a management contract or compensatory plan or arrangement