Form 10-K405
period 2000-12-31
FORTUNE BRANDS INC
filed 2001-03-09
CIK 789073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000        Commission file number 1-9076


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

                 300 Tower Parkway, Lincolnshire, IL 60069-3640
         ------------------------------------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None
                                 --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 9, 2001, was $5,198,097,296. The number of shares outstanding of Registrant's common stock, par value $3.125 per share, at February 28, 2001, were 153,759,959.

                      DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 2000 is incorporated by reference into Part I, Part II and Part IV hereof.


(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 24, 2001 (to be filed not later than 120 days after the end of Registrant's fiscal year) is incorporated by reference into Part III hereof.

                                     PART I

Item 1.   Business.

          (a)  General development of business.

          Registrant is a holding company with subsidiaries engaged in the manufacture, production and sale of home products, office products, golf products and spirits and wine.

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

          In recent years, Registrant has been engaged in a strategy of seeking to enhance the operations of its principal operating companies. Pursuant to this strategy, in 1999 subsidiaries of Registrant completed two acquisitions, one in Registrant's home products business and another in the office products business, for an aggregate cost of $103.6 million in cash, including fees and expenses. Also in 1999, Registrant's spirits and wine business formed an international sales and distribution joint venture, named Maxxium International B.V. (Maxxium), with Remy-Cointreau and Highland Distillers, to distribute and sell spirits in key markets outside the United States. Registrant's subsidiary agreed to contribute assets related to its international distribution network and periodic cash payments with a total estimated value of $110 million in return for a one-third interest in the venture. During 1999, Registrant's subsidiary made a cash investment of approximately $30 million. Additionally, in 2000, Registrant's spirits and wine business made a cash investment of approximately $25 million in Maxxium towards its total investment of $110 million. The investments of Registrant's subsidiary in Maxxium were recorded at the book value of assets contributed plus cash invested. In 1998, Registrant's subsidiaries completed three acquisitions of home products, office products and spirits and wine businesses for an aggregate cost of $271.8 million in cash, including fees and expenses. In 1997, Registrant's subsidiaries completed five acquisitions of office products, golf clubs and home products businesses for an aggregate cost of $92 million, including fees and expenses. In 1996, Registrant acquired Cobra Golf Incorporated ("Cobra"), a leading manufacturer of golf clubs, for an aggregate cost of $712 million in cash, including fees and expenses.

          Registrant has also disposed of subsidiaries having significant revenues but engaged in businesses considered by Registrant to be nonstrategic to its long-term operations. For example, in 1997, Registrant completed the spin-off of Gallaher Group Plc ("Gallaher Group") to Registrant's stockholders. Subsidiaries of Gallaher Group compete in the international tobacco business.

          In addition, a number of other nonstrategic businesses and product lines have been sold. In 1997, one of Registrant's office products subsidiaries sold Sax Arts & Crafts, a marketer to schools of arts and crafts supplies. In 1998, one of Registrant's home products subsidiaries sold assets relating to the manufacture of door locks and related hardware.

          Registrant continues to pursue its strategy to enhance the operations of its principal operating companies. Registrant actively explores possible acquisitions in fields related to its principal operating companies. Registrant also cannot exclude the possibility of acquisitions in other fields or further dispositions. On October 9, 2000, Registrant announced that it is exploring strategic options for its office products business. The evaluation is continuing and includes the possible sale of the office products business.

          Registrant is currently reviewing the portfolio of brands owned by its operating companies and evaluating its options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, Registrant might finance such acquisitions by issuing additional debt or equity securities. The possible additional debt from any acquisitions, if consummated, would increase Registrant's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. Registrant also continues to consider other corporate strategies intended to enhance stockholder value, including share repurchases. Registrant cannot predict whether or when any such strategies might be implemented or what the financial effect thereof might be upon Registrant's debt or equity securities.

          Another aspect of Registrant's strategy to enhance the operations of its principal operating companies has been to continuously evaluate the productivity of their product lines and existing asset base and actively seek to identify opportunities to improve Registrant's and its subsidiaries cost structure. This strategy led Registrant to record, in 2000, pre-tax restructuring and other nonrecurring charges totaling $73 million across all segments of its business. In 1999, Registrant recorded $196 million in pre-tax restructuring and other nonrecurring charges across all segments of its business. Additionally, in 1997, Registrant recorded $298.2 million in pre-tax restructuring and other nonrecurring charges across all of its principal operating companies.

Cautionary Statement

          Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, Item 1 -- Business and Item 3 -- Legal Proceedings and in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home and golf products groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, challenges in the integration of acquisitions and joint ventures, risks associated with Registrant's implementation of strategic options for ACCO World Corporation, as well as other risks and uncertainties detailed from time to time in Registrant's Securities and Exchange Commission filings.

          (b) Financial information about industry segments.

          See Note 14 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 2000 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

          (c) Narrative description of business.

          The following is a description of the business of the subsidiaries of Registrant in the industry segments of Home Products, Office Products, Golf Products and Spirits and Wine. For financial information about the above industry segments, see Note 14 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 2000 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

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

          MasterBrand Cabinets, Inc. ("MasterBrand Cabinets") is engaged in manufacturing ready-to-assemble stock and semi-custom kitchen cabinets and bathroom vanities. MasterBrand Cabinets sells under the brand names Aristokraft, Decora', Schrock, Diamond, Kemper and NHB. Sales under the Aristokraft brand name are made in the U.S. primarily through stocking distributors for resale to kitchen and bath specialty dealers, lumber and building material dealers, remodelers and builders. Decora' brands are sold primarily in the U.S. to kitchen and bath specialty dealers. The Schrock, Diamond and Kemper brands are primarily sold in the U.S. to home centers and kitchen and bath specialty dealers. NHB markets its products under the brand names Kitchen Classics, The Georgetown Collection, Parkhill and NHB through home centers and kitchen and bath specialty dealers in the U.S. and Canada. MasterBrand Cabinets' competitors include Masco's Merillat, KraftMaid and Mills Pride brands, Armstrong World Industries' Triangle Pacific brand, American Woodmark Corporation and The Omega Group's HomeCrest, KitchenCraft and Omega brands.

          Master Lock manufactures key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Belwith, Kryptonite, Hampton, American Lock, Winner and various imports in the padlock segment.

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

          The continued consolidation of the customer base in the home products industry, including home centers and large homebuilders, as well as increased price competition will continue to present us and our competitors with pricing and service challenges. Customer consolidation will also present opportunities for the most efficient manufacturers and skilled marketers.

          Our home products business may be impacted in 2001 by a potential moderation in the housing market and overall economic conditions.


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

          Day-Timers, Inc.("Day-Timers"), a subsidiary of ACCO, manufactures personal organizers, planners and time management computer software in the U.S. Management believes Day-Timers is the second leading seller of paper-based organizers in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries of Day-Timers, through direct mail advertising, catalogs to consumers and businesses, and electronic commerce. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers.

          The office products business is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. The continuing consolidation of both competitors and customers is causing increased pricing pressures and rebates that have negatively affected results. Pricing pressures were compounded by the decision of several customers to continue to reduce inventory levels. These conditions persisted throughout 2000 and continue to present challenges for our office products group and its competitors.

          During the fourth quarter of 2000, Registrant recorded a non-cash write-down of goodwill of $502.6 million ($487.3 million after tax, or $3.09 per share) in its office products business. This action resulted from the significant shortfall in office products earnings, the softening conditions in the office products industry and the ongoing strategic review process, which led to the implementation of additional restructuring actions.

          On October 9, 2000, Registrant announced that it is exploring strategic options for its office products unit. The evaluation is continuing and includes the possible sale of the office products business.

          Management believes that manufacturing within the office products industry remains highly fragmented, however, significant manufacturing consolidations occurred during 1998, particularly the acquisition of Leitz by Esselte and of IBICO by GBC, and 1999, specifically the joint venture between Avery Dennison and Steinbeis Holding GmbH. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a regional basis only. Many manufacturers supply a relatively narrow range of products. ACCO's key competitors on a worldwide basis include Avery Dennison, Esselte, Newell, Fellowes, Eagle OPG Inc. and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Day-Runner, and key competitors in the international market for personal organizers, although less developed than in the North American market, include Day-Runner in the U.K. and Quo Vadis in France. In computer accessories, ACCO competes against Logitech, Fellowes, Microsoft, Targus and others.

          ACCO's subsidiaries purchase raw materials, components and products from a variety of sources, including non-U.S. vendors, on competitively available terms that fluctuate based on market conditions. ACCO has established substantial and growing production operations in Mexico, helping to reduce its cost base.

Golf Products

          Acushnet Company ("Acushnet"), together with its subsidiaries, is a leading manufacturer and distributor of golf balls, golf clubs, golf shoes and golf gloves. Other products include bags, dress and athletic shoes as well as socks, accessories and apparel outerwear. Acushnet's leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist and Bulls Eye putters; FootJoy golf shoes; and FootJoy and Titleist golf gloves. Acushnet products are sold primarily to on-course golf pro shops and selected off-course specialty stores, sporting goods stores and mass merchants throughout the United States. Sales are made in the U.K., Canada, Germany, Austria, Denmark, Ireland, France, Sweden, The Netherlands, South Africa, Thailand and Japan through subsidiaries and outside these areas through distributors or agents.

          Acushnet and its subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. In golf balls, Acushnet's main competitors are Spalding, Wilson, Dunlop/Slazenger and Bridgestone and new entrants such as Callaway and Nike. In golf clubs, Callaway, Taylor Made, Ping, Adams, Orlimar, Tommy Armour, Spalding and Mizuno are the main competitors. In golf shoes, Etonic, Nike, Dexter, Reebok, Mizuno, Stylo and Adidas are the main competitors. In golf gloves, Wilson, Daiwa, Dunlop/Maxfli, Kasco, Slazenger, Nike, Etonic, Tommy Armour, Mizuno and Bridgestone are the main competitors.

          In 2000 and 1999, the golf club market was adversely affected by lower customer demand, leading to volume declines and price discounting. The Cobra brand was adversely affected by the competition's aggressive introduction of new products. Titleist clubs posted sales and profit growth. Conditions in the club market remain very competitive, with major competitors introducing new products and consumers becoming more price conscious. In 2000, aggressive actions were undertaken, including field sales force consolidation and programs to bring Cobra expenses in line with lower demand and to identify further synergies between Titleist and Cobra.

          In 2000, the golf shoe product lines posted record sales and increased market share through the introduction of new products.

          The golf ball business experienced a product mix shift as Titleist branded golf balls declined 2% while lower-priced Pinnacle golf balls increased 12%.

          Competitors with significant brand awareness have introduced golf balls into their product offerings in the past two years. The combined share of Titleist and Pinnacle in the domestic golf ball market fell approximately 2% in 2000. It is not possible to predict what long-term effect these new entrants or their impact on trade inventories will have on our business, but significant research and development and marketing expenditures to defend market share will continue.

          The United States Golf Association (USGA) establishes standards for golf equipment used in competitive play in the United States. On November 2, 1998, the USGA announced the immediate implementation of a new golf club performance rule that established a rebound velocity standard for driving clubs. The Royal and Ancient Golf Club (R&A) establishes standards for golf equipment used in competitive play outside the United States and Mexico. On September 21, 2000, the R&A issued a Notice to Manufacturers announcing its decision not to adopt the USGA's rebound velocity standard or any new rule or test protocol for driving clubs. The R&A's decision not to adopt the rule implemented by the USGA will result in conflicting conformance standards for driving clubs in the United States and the rest of the world. The divergence between the USGA and the R&A on this issue may cause confusion to consumers and could be disruptive to the United States and world markets for driving clubs. In addition, the USGA rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term the USGA rule or the divergence in rules will have a material effect on the golf club industry and our golf products business.

          The USGA has announced its intention to propose new rules addressing the initial velocity and overall distance standards for golf balls. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our group's golf ball business and/or the golf ball industry. However, the new rules being considered could incorporate rules that would shorten the overall distance that golf balls are allowed to travel and that could hamper innovation in the design and manufacture of golf balls. The adoption of any such rules could materially impact our golf products business and/or the golf ball industry.

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

Spirits and Wine

          Jim Beam Brands Worldwide, Inc. ("JBB Worldwide") is a holding company for subsidiaries in the distilled spirits and wine business. Principal subsidiaries include Jim Beam Brands Co. ("Beam"), Alberta Distillers Limited ("Alberta"), Jim Beam Brands Australia Pty. Limited (Australia) and JBB (Greater Europe) PLC ("JBB (Greater Europe)").

          In August 1999, JBB Worldwide formed an international sales and distribution joint venture, named Maxxium International B.V., to distribute and sell premium wines and spirits in key markets outside the United States. In August 1998, JBB Worldwide purchased the Geyser Peak wine business and adjacent vineyard property. The winery is located in Alexander Valley, Sonoma County, California. Geyser Peak wine brands include Geyser Peak Reserve, Geyser Peak and Canyon Road. In February 1998, JBB Worldwide formed a joint venture to distribute the Barwang brand of Australian wines on a global basis, except in Australia and New Zealand.

          Principal markets for the products of JBB Worldwide's subsidiaries are the U.S., the U.K. and Australia. Approximately 87% of JBB Worldwide subsidiary sales are to these three markets, with the U.S. and the U.K. representing 68% and 12% of sales, respectively.

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

          JBB (Greater Europe) is located in the U.K. and produces, bottles, and sells blended and single malt Scotch whiskies, markets and sells vodka, and sells Scotch whisky in bulk. JBB (Greater Europe) has its origins as a distiller of Scotch whisky in 1844. JBB (Greater Europe)'s principal brand names are Whyte & Mackay, The Claymore, The Dalmore, Cluny, Mackinlay and Isle of Jura Scotch whiskies, Glayva Scotch whisky liqueur and Vladivar vodka.

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

          For many years through 1995, consumption of distilled spirits declined in many countries, including our major market, the U.S. However, since 1996, consumption in the U.S. has been steady or increased slightly, indicating that the historic decline may be reversing. From 1996 through 2000, cases of our spirits products sold by distributors to retailers declined, although the rate of decline has slowed since 1998. The number of cases sold may be affected by our spirits and wine business's historic strength in mid-to-low priced products that may not be fully benefiting from the factors influencing the recent industry trends. Our spirits and wine business has introduced and developed several premium brands in recent years and is focusing on the introduction of additional premium products to its portfolio to capitalize on the fastest growing segment of the spirits and wine industry. The number of cases sold may also be affected by price increases our spirits and wine business has implemented in recent years.

          The Maxxium joint venture, the merger of Grand Metropolitan and Guinness to create Diageo in late 1997 and the pending sale of Seagram to Diageo and Pernod-Ricard may reflect a trend towards consolidation in the highly competitive global spirits and wine business. The creation of Diageo, and the breadth of its portfolio, as well as the continued consolidation of the supplier, distributor and retailer tiers, may present pricing and service challenges for our subsidiaries and their competitors. It may also present opportunities, particularly for the most efficient competitors.

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

          The principal raw materials used in the production of wines are grapes, barrels and packaging materials. Grapes are primarily purchased from independent growers under long-term supply contracts and, from time to time, are adversely affected by weather and other forces which may limit production. In fiscal 2000, approximately 5-10% of Geyser Peak's total grape supply came from company-owned land.

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

          The production, storage, transportation, distribution and sale of the products of JBB Worldwide's subsidiaries are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits and wine in whole or in part. As a result of the publicity surrounding litigation against manufacturers of tobacco products and other class action litigation, some commentators have suggested that other industries, including beverage alcohol, may be the targets of litigation. Registrant believes, and counsel has advised generally, that in the event such actions are commenced, Registrant and its subsidiaries would have meritorious defenses to such suits and they would be vigorously contested.

          In the U.S., U.K. and many other countries, distilled spirits and wine are subject to federal excise taxes and/or customs duties as well as state, local and other taxes. The U.K. excise duties on distilled spirits have fluctuated over the past six years, increasing by 26 pence in January 1995 and by 19 pence in January 1998, and decreasing by 27 pence in November 1995 and by 26 pence in November 1996. There have been no increases in the U.S. federal excise tax since January 1, 1991, although proposals to increase such taxes have been made from time to time. It is believed that the U.S. Federal excise tax increase in 1991 contributed to a decline in distilled spirits unit sales for the industry, including Beam. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

          The Alcoholic Beverage Labeling Act of 1988 (the "Labeling Act") and regulations of the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury (the "BATF") require that containers of alcoholic beverages for sale or distribution in the U.S. and to members of the United States Armed Forces abroad bear a specific written warning statement. It is not possible to state whether any additional or different requirements imposing further labeling or other warning statement requirements will be enacted in the U.S. Requirements that distilled spirits containers bear warning statements have been established in certain other markets in which JBB Worldwide's products are sold, notably South Korea, Thailand and Japan. It is not possible to predict the effect, if any, that existing or future labeling or other warning statement requirements may have on the industry generally or on JBB Worldwide specifically.

          Previously, there has been discussion and legislation introduced to ban U.S. television advertising of spirits. Although no legislation is currently pending or has been enacted, most TV networks and local affiliated stations in the U.S. currently decline to accept distilled spirits advertising. JBB Worldwide's operating subsidiaries outside the U.S. have conducted broadcast advertising in markets where legal. In 1998, the BATF approved two statements for wine labels referencing the health effects of wine consumption. Producers may voluntarily place these statements on wine labels, but Beam has no present intention of placing either statement on its wine labels. The BATF has not yet authorized such statements for beer or spirits labels. It is not possible to predict the effect, if any, the use of these statements may have on Beam's or its competitors' businesses. The approval of these statements also has generated criticism and calls for additional legislative restrictions on beverage alcohol advertising, although to date, no such legislation is pending. It is also not possible to predict when or whether additional restrictions on advertising may be implemented in the U.S. or elsewhere. If new restrictions are implemented, they may have an adverse effect on unit sales and industry trends.

Other Matters

     Employees

     Registrant and its subsidiaries had approximately, as of December 31, 2000, the following number of employees:

          Home Products                           12,750
          Office Products                          8,370
          Golf Products                            4,500
          Spirits and Wine                         2,050
          Corporate Office                           130
                                                  ------
          Total                                   27,800
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

          Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 2000 Annual Report to Stockholders of Registrant, which table is incorporated herein. Registrant has investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada, and, therefore, changes in the value of the currencies of these countries can have an effect on Registrant's financial statements when translated into U.S. dollars.

Item 2.   Properties.

          Registrant leases its principal executive offices in Lincolnshire, Illinois. Additionally, Registrant continues to lease and has sublet a portion of premises in Old Greenwich, Connecticut. that formerly served as its executive offices. The following table indicates the principal properties of Registrant's subsidiaries:

------------------------ ----------------------- ----------------------- ----------------------- -----------------------
Segment                   Manufacturing Plants    Distribution Centers         Warehouses                Other
------------------------ ----------------------- ----------------------- ----------------------- -----------------------
                            Owned      Leased      Owned       Leased       Owned      Leased       Owned     Leased
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
Home
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 U.S.                       27           3           1          12           4           3
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Asia                      1(JV)
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Canada                                                          4
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Mexico                                                          1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Brazil                                                          1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------

------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
Office
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 U.S.                        6           5                       2                                               1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Europe                     11           3           1           4
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Canada                                  1                       2
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Mexico                      2                                   2
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Australia                   1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 New Zealand                             1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------

------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
Golf
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 U.S.                        6                                               2                       4
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Europe                      2           3                       1                                               4
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Canada                                                          1                                               1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Asia                      2(1 JV)       1                                   1           1                       3
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Africa                                  1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------

------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
Spirits and Wine
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 U.S.                        8                       1                       9                                   1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Europe                      8                                               9           1                       1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Canada                      1                                               1                                   1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
 Australia                                                                                                       1
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------

------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
Total U.S.                  47           8           2          14          15           3           4           2
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
Total Non-U.S.              28          10           1          16          11           2           -          11
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------
TOTAL                       75          18           3          30          26           5           4          13
------------------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------- ------------

JV = Joint Venture

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

          In recent years there has been a substantial increase in the number of smoking and health cases filed in the United States, a trend which continued to accelerate in 2000.

Individual Cases

          As of March 1, 2001, there were approximately 93 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 94 such cases as of March 23, 2000. See "List of Pending Cases" below.

Class Actions

          As of March 1, 2001, there were approximately 18 purported smoking and health class actions pending in which Registrant has been named as one of the defendants compared with approximately 22 such cases as of March 23, 2000. See "List of Pending Cases" below.

Health Care Cost Recovery Actions

          As of March 1, 2001, there were approximately 4 health care recovery actions pending in which Registrant has been named as one of the defendants, compared with approximately 3 such cases as of March 23, 2000. See "List of Pending Cases" below.

Certain Developments Affecting The Indemnitors

          In July of 1998, trial began in a Florida action against B&W (individually and as successor by merger to ATCO) and other U.S. tobacco manufacturer defendants brought on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine (Engle v. R. J. Reynolds tobacco Company, et al.). The jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). In Phase II of the trial, the same jury addressed the individual claims of the named class representatives. The trial court judge ruled that the jury in Phase II could award an aggregate classwide lump-sum amount of punitive damages. This ruling is being challenged by the defendants in Florida's appellate courts. On April 17, 2000, the jury awarded an approximate aggregate amount of $12.7 million to three of the named class representatives, although it also found that the claims of one of the three class representatives may have been barred by the statute of limitations. On July 14, 2000, the jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against Brown and Williamson. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. Defendants have expressed their intention to appeal these awards. Florida law sets a cap of $100 million on the bond that companies must pay while the appeals process is under way. Plaintiffs have argued that this cap is unconstitutional. Registrant is not a party to the Engle litigation.

          In September of 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In September 2000, the U.S. District Court for the District of Columbia ruled that the government could not use the Medical Care Recovery Act ("MCRA") or Medicare Secondary Payor ("MSP") insurance provisions as a basis to try to recover government expenses relating to tobacco smokers, and dismissed the counts of the lawsuit relating to these laws. The court ruled that the government could proceed with two counts under the federal RICO statute under which the government seeks disgorgement of all of defendants' profits from the sale of tobacco. In October 2000, the United States government filed a motion for reconsideration seeking a partial reinstatement of the MCRA claim, and in February 2001, filed an amended complaint repleading the MSP claim. The court has not ruled that either claim can go forward. A tentative trial date of July 15, 2003 has been set with respect to all claims. Registrant is not a party to this action.

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

List of Pending Cases

          For a list of pending cases, see Exhibit 99 to this Form 10-K and, for a discussion of other pending litigation, see Note 18 "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 2000 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

List of Terminated Cases

          For a list of terminated cases, see Exhibit 99 to this Form 10-K.

Conclusion

          Management believes that there are meritorious defenses to the pending actions referred to in Exhibit 99 of this Form 10-K, including the fact that the Registrant never made or sold tobacco, and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of Registrant as long as the Indemnitors continue to fulfill their obligations to indemnify Registrant under the aforementioned indemnification agreement (see "Overview" on page 16).

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 4a.  Executive Officers of the Registrant.

          The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                             Present positions and offices with
                            Registrant and principal occupations
Name                            during the past five years                Age
----                        -------------------------------------         ---
Norman H. Wesley           Chairman of the Board and Chief                 51
                           Executive Officer of Registrant
                           since December 1999; President and
                           Chief Operating Officer of Registrant
                           during 1999; Chairman of the Board and
                           Chief Executive Officer of Fortune
                           Brands Home & Office, Inc. from
                           December 1997 to December 1999;
                           President and Chief Executive Officer
                           of ACCO World Corporation prior
                           thereto.


Thomas J. Flocco           Senior Vice President - Strategy &              38
                           Corporate Development of Registrant
                           since January 2000; Partner, McKinsey
                           & Company, a management consulting
                           firm, from 1998 to 1999; Engagement
                           Manager, McKinsey & Company,
                           specializing in the consumer products
                           area, prior thereto.


Mark Hausberg              Senior Vice President - Finance and             51
                           Treasurer of Registrant since January
                           2000; Vice President and Treasurer from
                           January 1996 to December 1999; Treasurer of Registrant prior thereto.


Craig P. Omtvedt           Senior Vice President and Chief Financial       51
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

                          Present positions and offices with
                         Registrant and principal occupations
Name                         during the past five years                    Age
----                     ------------------------------------              ---

Mark A. Roche            Senior Vice President, General Counsel            46
                         and Secretary of Registrant since
                         January 2000; Senior Vice President and
                         General Counsel of Registrant during
                         1999; Vice President and General Counsel during 1998; Vice President and
                         Associate General Counsel of Registrant
                         from January 1996 to December 1997;
                         Associate General Counsel of Registrant
                         prior thereto.


Anne C. Linsdau          Vice President - Human Resources of               47
                         Registrant since November 1997; Vice
                         President - Human Resources, Magazine
                         Publishing Services, with R.R. Donnelley
                         & Sons Company prior thereto.


Michael R. Mathieson     Vice President, Controller and Chief              48
                         Accounting Officer of Registrant since
                         January 2000; Controller of Registrant
                         since July 1998; Vice President and
                         Corporate Controller of Avon Products,
                         Inc. prior thereto.


        In the case of each of the above-listed executive officers, the occupation or occupations given were the principal occupation and employment during the period or periods indicated. None of such executive officers is related to any other such executive officer. None was selected pursuant to any arrangement or understanding between the executive officer and any other person. All executive officers are elected annually.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          See the information in the tables captioned "Quarterly Common Stock Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 2000 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On February 28, 2001, there were 33,491 record holders of Registrant's common stock, par value $3.125 per share.

Item 6.   Selected Financial Data.

          See the information for 1995 through 2000 in the table captioned "Six-Year Consolidated Selected Financial Data" contained in the 2000 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          See the discussion and analysis under the captions "Results of Operations" and "Financial Condition" contained in the 2000 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

          See the discussion and analysis under "Market Risk," "Foreign Exchange Contracts" and "Interest Rates" under the caption "Financial Condition" in the 2000 Annual Report to Stockholders of Registrant, which discussion is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          See the information in the Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 2000 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 2000 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant.

          See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 24, 2001 (to be filed not later than 120 days after the end of Registrant's fiscal year), which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

          See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 24, 2001 (to be filed not later than 120 days after the end of Registrant's fiscal year), which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          See the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 24, 2001 (to be filed not later than 120 days after the end of Registrant's fiscal year), which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

               Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998 contained in the 2000 Annual Report to Stockholders of Registrant is incorporated herein by reference.

               Consolidated Balance Sheet as of December 31, 2000 and 1999 contained in the 2000 Annual Report to Stockholders of Registrant is incorporated herein by reference.

               Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998 contained in the 2000 Annual Report to Stockholders of Registrant is incorporated herein by reference.

               Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 contained in the 2000 Annual Report to Stockholders of Registrant is incorporated herein by reference.

               Notes to Consolidated Financial Statements contained in the 2000 Annual Report to Stockholders of Registrant are incorporated herein by reference.

               Report of Independent Accountants contained in the 2000 Annual Report to Stockholders of Registrant is incorporated herein by reference.

(2)       Financial Statement Schedules

               See Index to Financial Statement Schedule of Registrant and subsidiaries at page F-1, which Index is incorporated herein by reference.

(3)       Exhibits

3(i). Restated Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1998.

3(ii). By-laws of Registrant as in effect on the date hereof are incorporated by reference to Exhibit 3(ii)b to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1999.

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

10b2. Amendment to 1990 Long-Term Incentive Plan of Fortune Brands, Inc. constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b3. Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 4el to the Registration Statement for the Fortune Brands, Inc. 1999 Long-Term Incentive Plan filed by Registrant on Form S-8, dated February 1, 2000.*

10b4. Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b5. Amendment to Registrant's Non-Employee Director Stock Option Plan constituting Exhibit 10b7 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1998.*

10b6. Amendment to Registrant's Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10b4 and 10b5 hereto is incorporated herein by reference to Exhibit 10b9 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1999.*

10b7. Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit 10b5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1999.*

10c1. Amended Supplemental Plan of Fortune Brands, Inc. is incorporated herein by reference to Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 maintained in Commission File No. 1-9076.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 maintained in Commission File No. 1-9076.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 maintained in Commission File No. 1-9076.*

10c4. Amendment made as of the 1st day of January, 1995, to the Trust Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 maintained in Commission File No. 1-9076.*

10c5. Amendment made as of the 1st day January, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto is incorporated herein by reference to Exhibit 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10c6. Schedule identifying substantially identical agreements to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto in favor of Norman H. Wesley, Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt and Mark A. Roche.*

10c7. Amendment made as of January 1, 2000, to Trust Agreement and Amendments thereto, constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto relating to the trust established in favor of Norman H. Wesley, is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated May 12, 2000.*

10c8. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 maintained in Commission File No. 1-9076.*

10c9. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c8 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c10. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10c8 and 10c9 hereto is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10c11. Amendment made as of the 1st day of August, 1998 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9 and 10c10 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10c12. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9, 10c10 and 10c11 hereto in favor of Norman H. Wesley, Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt and Mark A. Roche.*

10d1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10d2. Resolutions of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10e1. Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 11, 2000.*

10f1. Resolution of the Board of Directors of Registrant adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark
          A. Roche is incorporated herein by reference to Exhibit 10f2 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1998.*

10g1. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995 maintained in Commission File No. 1-9076.*

10h1. Agreement dated January 2, 1991 between Registrant and Gilbert L. Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992 maintained in Commission File No. 1-9076.*

10h2.     Amendment dated November 28, 1994 to the Agreement constituting
          Exhibit 10h1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10h3. Schedule identifying substantially identical agreements to the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto entered into by Registrant with Norman H. Wesley, Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt and Mark A. Roche.*

10h4. Amendment made as of March 16, 2000, amending the Agreement, constituting Exhibits 10h1 and 10h2 hereto, between Registrant and Norman H. Wesley, is incorporated by reference to Exhibit 10b2 to the Quarterly Report on Form 10-Q of Registrant dated May 12, 2000.*

10h5. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10h4 hereto, entered into by Registrant with Mark Hausberg and Mark A. Roche.*

10h6.     Agreement dated as of September 1, 2000 between Registrant and Thomas
          J. Flocco is incorporated by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated November 13, 2000.*

10i1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10i2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10i1 hereto is incorporated herein by reference to Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10i3. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10i1 and 10i2 hereto is incorporated herein by reference to Exhibit 10i3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.*

10i4. Schedule identifying substantially identical agreements to the Trust Agreement and Amendments thereto constituting Exhibits 10i1, 10i2 and 10i3 hereto in favor of Norman H. Wesley, Mark Hausberg, Anne C. Linsdau, Craig P. Omtvedt and Mark A. Roche.*

10j1.     Agreement dated as of January 2, 1991 between Registrant and Gilbert
          L. Klemann, II and amendment thereto is incorporated herein by reference to Exhibit 10y1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2. Agreement dated as of October 28, 1991 amending the Agreement constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10w2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1992 maintained in Commission File No. 1-9076.*

10j3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10j4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto entered into by Registrant with Norman H. Wesley, Craig P. Omtvedt and Mark A. Roche.*

10j5. Amendment dated as of August 1, 1998 to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1998.*

10j6. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j5 hereto entered into by Registrant with Norman H. Wesley and Mark A. Roche.*

10j7. Amendment dated as of August 1, 1998 between Registrant and Craig P. Omtvedt to the Agreement and Amendments between Registrant and Mr. Omtvedt substantially identical to Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10j8 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.*

10j8. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j7 hereto entered into by Registrant with Norman H. Wesley and Mark A. Roche is incorporated herein by reference to Exhibit 10j9 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j9. Amendment dated as of July 26, 1999 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and Amendments thereto constituting Exhibits 10j1, 10j2, 10j3 and 10j5 hereto, is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 12, 1999.*

10j10. Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10j9 hereto, in favor of Mark Hausberg.*

10j11. Agreement dated as of November 18, 1997 between Registrant and Anne C. Linsdau is incorporated herein by reference to Exhibit 10j12 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1999.*

10j12. Schedule identifying substantially identical agreement to the Agreement constituting Exhibit 10j11 hereto, in favor of Mark Hausberg, is incorporated herein by reference to Exhibit 10j13 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1999.*

10j13. Severance and Retirement Agreement made as of January 1, 2000, between Registrant and Norman H. Wesley amending and restating the Agreement referred to in Exhibits 10j1, 10j2, 10j3, 10j5 and 10j7 hereto for Norman H. Wesley, is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated May 12, 2000.*

10j14. Severance Agreement dated as of January 1, 2000 between Registrant and Thomas J. Flocco is incorporated by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 13, 2000.*

10j15. Amendment dated as of December 18, 2000 between Registrant and Mark A. Roche to the Agreement and Amendments between Registrant and Mr. Roche substantially identical to Exhibits 10j1, 10j2, 10j3, 10j5 and 10j7 hereto.*

10j16. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j10 hereto entered into by Registrant with Mark Hausberg.*

10k1. Rights Agreement, dated as of November 19, 1997, between Registrant and First Chicago Trust Company of New York, as Rights Agent, is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

10l1. Indemnification Agreement, dated as of December 22, 1994, among Registrant, The American Tobacco Company and Brown & Williamson Tobacco Corporation, is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.

12.       Statement re computation of ratio of earnings to fixed charges.

13.       2000 Annual Report to Stockholders of Registrant.

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

          (b)  Reports on Form 8-K.

          Registrant filed a Current Report on Form 8-K, dated October 10,
          2000, in respect of Registrant's press release dated October 9, 2000 announcing that Registrant is exploring strategic options for its ACCO World Corporation office products unit (Items 5 and 7(c)).

          Registrant filed a Current Report on Form 8-K, dated October 20, 2000, in respect of Registrant's press release dated October 20, 2000 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 2000 (Items 5 and 7(c)).

          Registrant furnished a Current Report on Form 8-K, dated November 13, 2000, for the purpose of furnishing an investment brochure pursuant to Regulation FD (Items 7(c) and 9).

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FORTUNE BRANDS, INC.
                                           (Registrant)

                                         By   /s/  Norman H. Wesley
                                              Norman H. Wesley
                                              Chairman of the Board and
Date:  March 9, 2001                          Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


    /s/ Norman H. Wesley
    Norman H. Wesley, Chairman of the Board and
    Chief Executive Officer (principal executive officer)
    Date:  March 9, 2001

    /s/ Craig P. Omtvedt
    Craig P. Omtvedt, Senior Vice President and
    Chief Financial Officer (principal financial officer)
    Date:  March 9, 2001

    /s/ Michael R. Mathieson
    Michael R. Mathieson, Vice President,
    Controller and Chief Accounting Officer (principal accounting officer)
    Date:  March 9, 2001

    /s/ Patricia O. Ewers*
    Patricia O. Ewers, Director
    Date:  March 9, 2001

    /s/ Thomas C. Hays*
    Thomas C. Hays, Director
    Date:  March 9, 2001

    /s/ John W. Johnstone, Jr.*
    John W. Johnstone, Jr., Director
    Date:  March 9, 2001

    /s/ Sidney Kirschner*
    Sidney Kirschner, Director
    Date:  March 9, 2001

    /s/ Gordon R. Lohman*
    Gordon R. Lohman, Director
    Date:  March 9, 2001

    /s/ Charles H. Pistor, Jr.*
    Charles H. Pistor, Jr., Director
    Date:  March 9, 2001

    /s/ Eugene A. Renna*
    Eugene A. Renna, Director
    Date:  March 9, 2001

    /s/ Anne M. Tatlock*
    Anne M. Tatlock, Director
    Date:  March 9, 2001

    /s/ David M. Thomas*
    David M. Thomas, Director
    Date:  March 9, 2001

    /s/ Peter M. Wilson*
    Peter M. Wilson, Director
    Date:  March 9, 2001

    *By        A. Robert Colby
          A. Robert Colby, Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                    Pages
                                                                    -----
FORTUNE BRANDS, INC. AND SUBSIDIARIES

     Report of Independent Accountants                                F-2

     Schedule
     --------

       II      Valuation and qualifying accounts
                    For the years ended December 31,
                    2000, 1999 and 1998                               F-3

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
 and Stockholders of
 Fortune Brands, Inc.:


Our report on the consolidated financial statements of Fortune Brands, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 55 of the 2000 Annual Report to Stockholders of Fortune Brands, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Chicago, Illinois 60601
January 24, 2001

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      For the Years Ended December 31, 2000, 1999 and 1998 (In millions)

---------------------------------------------------------------------------
       Col. A             Col. B        Col. C       Col. D       Col. E
       ------             ------        ------       ------       ------
                                       Additions
                                       ---------
                        Balance at      Charged                  Balance
                         Beginning     to Costs                   at End
Description              of Period   and Expenses  Deductions   of Period
---------------------------------------------------------------------------
2000:
 Allowance for cash
  discounts                 $ 8.8        $ 72.4   $ 72.1 (1)      $ 9.0
                                                     0.1 (4)
 Allowance for
  returns                    19.2         173.0    171.5 (1)       20.4
                                                     0.3 (4)
 Allowance for
  doubtful accounts          35.4           8.6     12.4 (2)       30.5
                                                     1.1 (4)
                            -----        ------   ------          -----
                            $63.4        $254.0   $257.5          $59.9
                            =====        ======   ======          =====
1999:
 Allowance for cash
  discounts                 $ 8.9        $ 76.3   $ 76.4 (1)      $ 8.8

 Allowance for
  returns                    19.1         156.4    157.1 (1)       19.2
                                                    (0.8)(3)
 Allowance for
  doubtful accounts          33.4          15.0     14.6 (2)       35.4
                                                    (1.6)(3)
                            -----        ------   ------          -----
                            $61.4        $247.7   $245.7          $63.4
                            =====        ======   ======          =====
1998:
 Allowance for cash
  discounts                 $ 8.2        $ 93.1   $ 92.4 (1)      $ 8.9

 Allowance for
  returns                    20.4         150.3    151.6 (1)       19.1

 Allowance for
  doubtful accounts          25.7          14.3      9.9 (2)       33.4
                                                    (3.3)(3)
                            -----        ------   ------          -----
                            $54.3        $257.7   $250.6          $61.4
                            =====        ======   ======          =====

(1) Cash discounts and returns allowed customers.
(2) Doubtful accounts written off, net of recoveries.
(3) Balance at acquisition date of subsidiaries.
(4) Foreign exchange rate changes.

                                  EXHIBIT INDEX
                                  -------------

                                                                                   Sequentially
Exhibit                                                                            Numbered Page
-------                                                                            -------------
3(i).    Restated Certificate of Incorporation of Registrant as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to the
         Annual Report on Form 10-K of Registrant for the fiscal year ended
         December 31, 1998.

3(ii). By-laws of Registrant as in effect on the date hereof are incorporated by reference to Exhibit 3(ii)b to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1999.

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

10b2.    Amendment to 1990 Long-Term Incentive Plan of Fortune Brands, Inc.
         constituting Exhibit 10b1 hereto is incorporated herein by reference to
         Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated
         November 11, 1997.*

10b3. Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 4e1 to the Registration Statement for the Fortune Brands, Inc. 1999 Long-Term Incentive Plan filed by
         Registrant on Form S-8, dated February 1, 2000.*

10b4. Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to the Quarterly
         Report on Form 10-Q of Registrant dated August 12, 1997.*

10b5. Amendment to Registrant's Non-Employee Director Stock Option Plan constituting Exhibit 10b7 hereto is incorporated herein by reference to
         Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated
         August 12, 1998.*

10b6.    Amendment to Registrant's Non-Employee Director Stock Option Plan and
         Amendment thereto constituting Exhibits 10b4 and 10b5 hereto is incorporated herein by reference to Exhibit 10b9 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1999.*

10b7. Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit 10b5 to the Annual Report on Form
         10-K of Registrant for the Fiscal Year ended December 31, 1999.*

10c1. Amended Supplemental Plan of Fortune Brands, Inc. is incorporated herein by reference to Exhibit 10c1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 maintained in Commission File No. 1-9076.*

10c2. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, The Chase Manhattan Bank ("Chase"), et al. establishing a trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1995 maintained in Commission File No. 1-9076.*

10c3. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10c2 hereto is incorporated herein by reference to
         Exhibit 10c3 to the Annual Report on Form 10-K of Registrant for the
         Fiscal Year ended December 31, 1995 maintained in Commission File No.
         1-9076.*

10c4.    Amendment made as of the 1st day of January, 1995, to the Trust
         Agreement and Amendment thereto constituting Exhibits 10c2 and 10c3 hereto is incorporated herein by reference to Exhibit 10c4 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended
         December 31, 1995 maintained in Commission File No. 1-9076.*

10c5. Amendment made as of the 1st day January, 1997, to Trust Agreement and Amendments thereto constituting Exhibits 10c2, 10c3 and 10c4 hereto is incorporated herein by reference to Exhibit 10c5 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31,
         1997.*

10c6.    Schedule identifying substantially identical agreements to Trust
         Agreement and Amendments thereto constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto in favor of Norman H. Wesley, Mark Hausberg, Anne C.
         Linsdau, Craig P. Omtvedt and Mark A. Roche.*

10c7. Amendment made as of January 1, 2000, to Trust Agreement and Amendments thereto, constituting Exhibits 10c2, 10c3, 10c4 and 10c5 hereto relating to the trust established in favor of Norman H. Wesley, is incorporated herein by reference to Exhibit 10a1 to the Quarterly
         Report on Form 10-Q of Registrant dated May 12, 2000.*

10c8. Trust Agreement, made as of the 1st day of November, 1993, among Gilbert L. Klemann, II, Registrant and Chase establishing a grantor trust in favor of Gilbert L. Klemann, II for purposes of paying amounts under the Amended Supplemental Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10c6 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31,
         1995 maintained in Commission File No. 1-9076.*

10c9. Amendment made as of 1st day of January, 1996 to Trust Agreement constituting Exhibit 10c8 hereto is incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant dated August 8, 1996.*

10c10. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10c8 and 10c9 hereto is incorporated herein by reference to Exhibit 10c1 to the Quarterly
         Report on Form 10-Q of Registrant dated August 12, 1997.*

10c11. Amendment made as of the 1st day of August, 1998 to Trust Agreement and Amendments thereto constituting Exhibits 10c8, 10c9 and 10c10 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly
         Report on Form 10-Q of Registrant dated November 11, 1998.*

10c12.   Schedule identifying substantially identical agreements to the Trust
         Agreement and Amendments thereto constituting Exhibits 10c8, 10c9,
         10c10 and 10c11 hereto in favor of Norman H. Wesley, Mark Hausberg,
         Anne C. Linsdau, Craig P. Omtvedt and Mark A. Roche.*

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

10d2.    Resolutions of the Board of Directors of Registrant adopted on July 26,
         1994 amending the resolutions constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10e1. Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 11, 2000.*

10f1.    Resolution of the Board of Directors of Registrant adopted on July 26,
         1988 with respect to retirement and health benefits provided to Mark A.
         Roche is incorporated herein by reference to Exhibit 10f2 to the Annual
         Report on Form 10-K of Registrant for the fiscal year ended December
         31, 1998.*

10g1. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated
         November 9, 1995 maintained in Commission File No. 1-9076.*

10h1.    Agreement dated January 2, 1991 between Registrant and Gilbert L.
         Klemann, II is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended
         December 31, 1992 maintained in Commission File No. 1-9076.*

10h2.    Amendment dated November 28, 1994 to the Agreement constituting Exhibit
         10h1 hereto is incorporated herein by reference to Exhibit 10r2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended
         December 31, 1994 maintained in Commission File No. 1-9076.*

10h3. Schedule identifying substantially identical agreements to the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto entered into by Registrant with Norman H. Wesley, Mark Hausberg,
         Anne C. Linsdau, Craig P. Omtvedt and Mark A. Roche.*

10h4. Amendment made as of March 16, 2000, amending the Agreement, constituting Exhibits 10h1 and 10h2 hereto, between Registrant and Norman H. Wesley, is incorporated by reference to Exhibit 10b2 to the Quarterly Report on Form 10-Q of Registrant dated May 12, 2000.*

10h5. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10h4 hereto, entered into by Registrant with Mark Hausberg and Mark A. Roche.*

10h6     Agreement dated as of September 1, 2000 between Registrant and Thomas
         J. Flocco is incorporated by reference to Exhibit 10b1 to the Quarterly
         Report on Form 10-Q of Registrant dated November 13, 2000.*

10i1. Trust Agreement, made as of the 2nd day of January, 1991, among Registrant, Chase, et al. establishing a trust in favor of Gilbert L.
         Klemann, II for purposes of paying amounts under the Agreement and Amendment thereto constituting Exhibits 10h1 and 10h2 hereto is incorporated herein by reference to Exhibit 10s1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*


10i2. Amendment made as of the 1st day of November, 1993 to Trust Agreement constituting Exhibit 10i1 hereto is incorporated herein by reference to
         Exhibit 10s2 to the Annual Report on Form 10-K of Registrant for the
         Fiscal Year ended December 31, 1994 maintained in Commission File No.
         1-9076.*

10i3. Amendment made as of the 1st day of January, 1997 to Trust Agreement and Amendment thereto constituting Exhibits 10i1 and 10i2 hereto is incorporated herein by reference to Exhibit 10i3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31,
         1997.*

10i4.    Schedule identifying substantially identical agreements to the Trust
         Agreement and Amendments thereto constituting Exhibits 10i1, 10i2 and
         10i3 hereto in favor of Norman H. Wesley, Mark Hausberg, Anne C. Linsdau,
         Craig P. Omtvedt and Mark A. Roche.*

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

10j3. Amendment effective as of January 1, 1995 to the Agreement and Amendment thereto constituting Exhibits 10j1 and 10j2 hereto is incorporated herein by reference to Exhibit 10u3 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10j4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and
         10j3 hereto entered into by Registrant with Norman H. Wesley, Craig P.
         Omtvedt and Mark A. Roche.*

10j5 Amendment dated as of August 1, 1998 to the Agreement and Amendments thereto constituting Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly
         Report on Form 10-Q of Registrant dated November 11, 1998.*

10j6. Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j5 hereto entered into by Registrant with Norman H. Wesley and Mark A. Roche.*

10j7.    Amendment dated as of August 1, 1998 between Registrant and Craig C.
         Omtvedt to the Agreement and Amendments between Registrant and Mr.
         Omtvedt substantially identical to Exhibits 10j1, 10j2 and 10j3 hereto is incorporated herein by reference to Exhibit 10j8 to the Annual
         Report on Form 10-K for the Fiscal Year ended December 31, 1998.*

10j8 Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j7 hereto entered into by Registrant with Norman H. Wesley and Mark A. Roche is incorporated herein by reference to Exhibit 10j9 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10j9 Amendment dated as of July 26, 1999 to the Agreement dated as of January 2, 1991 between Registrant and Gilbert L. Klemann, II and
         Amendments thereto constituting Exhibits 10j1, 10j2, 10j3 and 10j5 hereto, is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 12, 1999.*

10j10 Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10j9 hereto, in favor of Mark Hausberg.*

10j11    Agreement dated as of November 18, 1997 between Registrant and Anne C.
         Linsdau is incorporated herein by reference to Exhibit 10j12 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended
         December 31, 1999.*

10j12 Schedule identifying substantially identical agreement to the Agreement constituting Exhibit 10j11 hereto, in favor of Mark Hausberg, is incorporated herein by reference to Exhibit 10j13 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31,
         1999.*

10j13    Severance and Retirement Agreement made as of January 1, 2000, between
         Registrant and Norman H. Wesley amending and restating the Agreement referred to in Exhibits 10j1, 10j2, 10j3, 10j5 and 10j7 hereto for Norman H. Wesley, is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form 10-Q of Registrant dated May 12, 2000.*

10j14    Severance Agreement dated as of January 1, 2000 between Registrant and
         Thomas J. Flocco is incorporated by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 13, 2000.*

10j15    Amendment dated as of December 18, 2000 between Registrant and Mark A.
         Roche to the Agreement and Amendments between Registrant and Mr. Roche substantially identical to Exhibits 10j1, 10j2, 10j3, 10j5 and 10j7 hereto.*

10j16 Schedule identifying substantially identical agreements to the Amendment constituting Exhibit 10j10 hereto entered into by Registrant with Mark Hausberg.*

10k1.    Rights Agreement, dated as of November 19, 1997, between Registrant and
         First Chicago Trust Company of New York, as Rights Agent, is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

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

13.      2000 Annual Report to Stockholders of Registrant.

21.      Subsidiaries of Registrant.

23(i).   Consent of Independent Accountants, PricewaterhouseCoopers LLP.

24.      Powers of Attorney relating to execution of this Annual Report on Form
         10-K.

99.      List of Pending/Terminated Cases.