Form 10-Q
period 2001-03-31
FORTUNE BRANDS INC
filed 2001-05-15
CIK 789073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended March 31, 2001

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at April 30, 2001 was 152,845,512 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.
------    --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)
                                   (Unaudited)


                                                               March 31,           December 31,
                                                                 2001                  2000
                                                             -----------           ------------
Assets
  Current assets
   Cash and cash equivalents                                 $   47.0              $   20.9
   Accounts receivable, net                                     906.1                 952.1

   Inventories
    Bulk whiskey                                                291.3                 297.9
    Other raw materials, supplies and
     work in process                                            285.6                 303.7
    Finished products                                           509.4                 477.6
                                                             --------              --------
                                                              1,086.3               1,079.2

  Other current assets                                          203.0                 212.3
                                                             --------              --------
    Total current assets                                      2,242.4               2,264.5

  Property, plant and equipment, net                          1,196.8               1,205.1

  Intangibles resulting from
   business acquisitions, net                                 1,976.2               1,989.4

  Other assets                                                  317.3                 305.1
                                                             --------              --------
   Total assets                                              $5,732.7              $5,764.1
                                                             ========              ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                               March 31,         December 31,
                                                                 2001                2000
                                                              ----------         ------------
Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                                      $    57.3          $    41.7
  Commercial paper                                                822.1              751.9
  Current portion of long-term debt                                12.4               12.4
  Accounts payable                                                258.8              291.8
  Accrued taxes                                                   427.6              387.3
  Accrued expenses and other liabilities                          434.4              554.8
                                                               --------           --------
   Total current liabilities                                    2,012.6            2,039.9


Long-term debt                                                  1,151.6            1,151.8
Deferred income taxes                                              58.0               54.9
Postretirement and other liabilities                              379.9              381.6
                                                               --------           --------
   Total liabilities                                            3,602.1            3,628.2
                                                               --------           --------

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                                    9.1                9.2
 Common stock, par value $3.125 per
  share, 229.6 shares issued                                      717.4              717.4
Paid-in capital                                                   123.0              125.9
Accumulated other
 comprehensive loss                                              (103.3)             (79.6)
Retained earnings                                               3,944.1            3,919.7
Treasury stock, at cost                                        (2,559.7)          (2,556.7)
                                                               --------           --------
   Total stockholders' equity                                 $ 2,130.6          $ 2,135.9
                                                              ---------          ---------

    Total liabilities and
      stockholders' equity                                    $ 5,732.7          $ 5,764.1
                                                              =========          =========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 2001 and 2000
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                              2001               2000
                                                            --------           --------
Net sales                                                   $1,301.0           $1,357.4

 Cost of products sold                                         688.5              727.4
 Excise taxes on spirits and wine                               83.2               80.3
 Advertising, selling, general and
  administrative expenses                                      378.5              385.2
 Amortization of intangibles                                    15.7               19.9
 Restructuring charges                                             -                2.5
 Interest and related expenses                                  31.8               31.9
 Other expenses, net                                             1.3                0.8
                                                            --------           --------
Income before income taxes                                     102.0              109.4

  Income taxes                                                  40.5               45.1
                                                            --------           --------
Net income                                                  $   61.5           $   64.3
                                                            ========           ========

Earnings per share
 Basic                                                          $.40               $.40
                                                                ====               ====
 Diluted                                                        $.39               $.39
                                                                ====               ====
 Dividends paid per share                                       $.24               $.23
                                                                ====               ====

Average number of shares outstanding
 Basic                                                         153.7              161.1
                                                               =====              =====
 Diluted                                                       156.7              163.5
                                                               =====              =====

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 2001 and 2000
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)


                                                                          2001                2000
                                                                        --------             -------
Operating activities
 Net income                                                             $  61.5              $  64.3
 Restructuring charges                                                        -                  2.5
 Depreciation and amortization                                             53.9                 59.6
 Decrease in accounts receivable                                           45.6                 29.4
 Increase in inventories                                                  (17.7)               (40.1)
 Decrease in accounts payable, accrued
  expenses and other liabilities                                         (166.1)              (107.9)
 Increase in accrued taxes                                                 40.5                 29.2
 Other operating activities, net                                            5.8                (29.2)
                                                                        ---------            ---------
  Net cash provided from operating activities                              23.5                  7.8
                                                                        ---------            ---------
Investing activities
 Additions to property, plant and equipment                               (37.8)               (39.3)
 Acquisitions and investment in joint venture, net
  of cash acquired                                                         (6.5)               (25.2)
 Proceeds from disposition of operations                                    1.9                  1.4
 Other investing activities, net                                           (0.6)                 1.2
                                                                        ---------            ---------
  Net cash used by investing activities                                   (43.0)               (61.9)
                                                                        ---------            ---------

Financing activities
 Increase in short-term debt, net                                          87.4                270.3
 Issuance of long-term debt                                                 0.2                    -
 Repayment of long-term debt                                               (0.5)               (41.5)
 Dividends to stockholders                                                (37.1)               (37.6)
 Cash purchases of stock for treasury                                      (7.8)              (114.2)
 Other financing activities, net                                            6.2                  0.7
                                                                        ---------            ---------
  Net cash provided by financing activities                                48.4                 77.7
                                                                        ---------            ---------
Effect of foreign exchange rate changes on cash                            (2.8)                (0.4)
                                                                        ---------            ---------
  Net increase in cash and cash equivalents                                26.1                 23.2

Cash and cash equivalents at beginning of period                        $  20.9              $  71.9
                                                                        ---------            ---------
Cash and cash equivalents at end of period                              $  47.0              $  95.1
                                                                        ========             ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               for the Three Months Ended March 31, 2001 and 2000
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)


                                              $2.67                             ACCUMULATED
                                        CONVERTIBLE                                   OTHER                   TREASURY
                                          PREFERRED     COMMON    PAID-IN     COMPREHENSIVE     RETAINED        STOCK,
                                              STOCK      STOCK    CAPITAL     INCOME (LOSS)     EARNINGS       AT COST       TOTAL
==================================================================================================================================
Balance at December 31, 1999                   $9.9     $717.4     $130.8           $(14.9)     $4,205.2    $(2,310.2)    $2,738.2

Comprehensive income
   Net income                                     -          -          -                 -         64.3             -        64.3
   Changes during the period                      -          -          -            (12.6)            -             -       (12.6)
                                             ------     ------     ------           -------      -------    ----------    --------
Total comprehensive (loss) income                 -          -          -            (12.6)         64.3             -        51.7
                                             ------     ------     ------           -------      -------    ----------    --------
Dividends                                         -          -          -                 -        (37.6)            -       (37.6)
Purchases                                         -          -          -                 -            -       (115.2)      (115.2)
Conversion of preferred stock and
   delivery of stock plan shares              (0.1)          -      (0.8)                 -            -          2.5          1.6
                                             ------     ------     ------           -------      -------    ----------    --------
Balance at March 31, 2000                      $9.8     $717.4     $130.0           $(27.5)     $4,231.9    $(2,422.9)    $2.638.7
                                             ======     ======     ======           =======     ========    ==========    ========

Balance at December 31, 2000                   $9.2     $717.4     $125.9           $(79.6)     $3,919.7    $(2,556.7)    $2,135.9

Comprehensive income
   Net income                                     -          -          -                 -         61.5             -        61.5
   Changes during the period                      -          -          -            (23.7)            -             -       (23.7)
                                             ------     ------     ------           -------      -------    ----------    --------
Total Comprehensive (loss) income                 -          -          -            (23.7)         61.5             -        37.8
                                             ------     ------     ------           -------      -------    ----------    --------
Dividends                                         -          -          -                 -        (37.1)           -        (37.1)
Purchases                                         -          -          -                 -            -        (13.0)       (13.0)
Conversion of preferred stock and
   delivery of stock plan shares              (0.1)          -      (2.9)                 -            -         10.0          7.0
                                             ------     ------     ------           -------      -------    ----------    --------
Balance at March 31, 2001                      $9.1     $717.4     $123.0          $(103.3)     $3,944.1    $(2,559.7)    $2,130.6
                                             ======     ======     ======           =======     ========    ==========    ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Principles of Consolidation

          The condensed consolidated balance sheet as of March 31, 2001, the related condensed consolidated statements of income for the three month periods ended March 31, 2001 and 2000, and the related condensed consolidated statements of cash flows and stockholders' equity for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and other nonrecurring charges in 2000 and only normal recurring items in 2001. Interim results may not be indicative of results for a full year.

          The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 2000 Annual Report on Form 10-K.

2.   Accounting Changes

     Derivative Financial Instruments
     --------------------------------

          Effective January 1, 2001, the Company adopted FAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its related amendment FAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

            FORTUNE BRANDS, INC. AND SUBSIDIARIES NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

2.   Accounting Changes (Continued)

          The impact of the adoption of FAS 133 and 138 on January 1, 2001, was not material.

          Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the three months ended March 31, 2001, minimal gain amounts were reclassified to cost of sales. The Company estimates that $0.7 million of derivative gain included in OCI will be reclassified to earnings within the next twelve months.

          The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency exposures. To qualify a derivative as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of these financial instruments.

     Foreign Currency Risk

          Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the pound sterling, the euro, the Canadian dollar and the Australian dollar.

     Interest Rate Risk

          The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. The Company

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Accounting Changes (Concluded)

     records the payments or receipts on the agreements as adjustments to interest expense. As of March 31, 2001, the Company did not have any outstanding interest rate swap agreements.

     Net Sales
     ---------

          Net sales reflect the effect of a reclassification of amounts billed to cover shipping and handling costs and sales incentives provided to customers primarily from the category "advertising, selling and general and administrative expenses". These reclassifications, which reduced reported net sales by $6.4 million for the three months ending March 31, 2000, were required by the Emerging Issues Task Force Issue No. 00-10 and No. 00-22. These reclassifications did not result in a change in the Company's operating company contribution, earnings or earnings per share in any of the periods affected.

3.   Joint Ventures

          On March 20, 2001, the Company's spirits and wine business entered into definitive agreements with Vin & Sprit AB of Sweden (V&S) to create a joint venture, named Future Brands LLC (the "LLC"), to distribute both companies' spirits and wine brands in the United States. V&S agreed to pay $270 million to acquire a 49% interest in the LLC and to pay $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW"). V&S will also receive a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. In addition, V&S agreed to invest 107 million euros to acquire a one-fourth interest in our international sales and distribution joint venture, named Maxxium International B.V. Maxxium was formed in 1999 by JBBW, Remy-Cointreau and Highland Distillers to distribute and sell premium wines and spirits in key markets outside the United States.

          In January 2000, JBBW made a cash investment of $25.6 million in Maxxium towards its total investment of $110 million.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Information on Business Segments

          Net sales and operating company contribution are as follows:


                                                                                                   Operating
                                                               Net                                  Company
                                                              Sales                              Contribution
                                                       ---------------------                ------------------------
                                                                          Three Months Ended March 31,
                                                       2001             2000                2001                2000
                                                       ----             ----                ----                ----
                                                                                  (In millions)
                Home products                       $  471.1          $  491.4              $ 61.5             $ 74.8
                Office products                        297.8             328.6                 7.3               15.5
                Golf products                          254.2             264.8                33.5               38.2
                Spirits and wine                       277.9             272.6                58.8               54.0
                                                    --------          --------              ------             ------

                                                    $1,301.0          $1,357.4              $161.1             $182.5
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

          A reconciliation of operating company contribution to consolidated income before income taxes is as follows:


                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                           2001                      2000
                                                           ----                      ----
                                                                      (In millions)
     Operating company contribution                       $161.1                    $182.5
     Amortization of intangibles                            15.7                      19.9
     Restructuring charges                                     -                       2.5
     Other nonrecurring charges                                -                       4.5
     Interest and related expenses                          31.8                      31.9
     Non-operating expenses                                 11.6                      14.3
                                                          ------                    ------
     Income before income taxes                           $102.0                    $109.4
                                                          ======                    ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Earnings Per Share

          The computation of basic and diluted earnings per common share for "Net income" is as follows:


                                                   Three Months Ended
                                                        March 31,
                                                    ----------------
                                                      2001         2000
                                                      ----         ----
                                                       (In millions,
                                                        except per
                                                       share amounts)
     Net income                                        $61.5         $64.3
         Less:  Preferred stock dividends                0.2           0.2
                                                       ------       ------
     Income available to
         stockholders - basic                           61.3          64.1
     Convertible Preferred stock
         dividend requirements                           0.2           0.2
                                                       ------       ------
     Income available to
         stockholders - diluted                        $61.5         $64.3
                                                       ======       ======

     Weighted average number of
         shares outstanding - basic                    153.7         161.1
     Conversion of Convertible
         Preferred stock                                 1.8           2.0
     Exercise of stock options                           1.2           0.4
                                                        -----        -----
     Weighted average number of
          shares outstanding - diluted                 156.7         163.5
                                                        =====        =====
     Earnings per  share
          Basic                                         $.40          $.40
                                                        ====          ====
          Diluted                                       $.39          $.39
                                                        ====          ====

6.   Restructuring and Other Nonrecurring Charges

          During 2000, the Company recorded $73.0 million of pre-tax restructuring and other nonrecurring charges. These included employee termination costs, asset write-offs, lease termination costs, relocation costs for certain manufacturing facilities, inventory write-offs due to discontinuance of certain product lines and relocation costs associated with establishing a new corporate headquarters.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Restructuring and Other Nonrecurring Charges (Concluded)

          Reconciliation of the restructuring liability, as of March 31, 2001 is as follows:


                                       Balance at           2001                Cash             Non-Cash         Balance at
                                        12/31/00          Provision         Expenditures        Write-offs         3/31/01
                                       ----------        ----------         ------------        ----------        ----------
                                                                           (In millions)
Rationalization of
   operations
     Employment
       termination costs (1)           $ 14.3                 $-              $ (3.7)          $ (0.6)            $ 10.0
     Other                                  -                  -                   -                -                  -
International distribution
  and lease agreements                    7.6                  -                (0.7)            (0.2)               6.7
Loss on disposal of assets                1.6                  -                   -             (0.5)               1.1
                                       ------             ------               ------           ------            ------
                                       $ 23.5                 $-              $ (4.4)           $(1.3)            $ 17.8
                                       ======             ======              ======            ======            =======

     (1) Of the 2,305 positions planned for elimination, 2,211 had been eliminated as of March 31, 2001.

          The Company expects that substantially all remaining payments will be made within the next twelve months.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Comprehensive Loss

          The components of accumulated other comprehensive loss are as follows:


                                           Foreign               Minimum                 Accumulated
                                          currency          pension liability        other comprehensive
                                         adjustments           adjustment               income (loss)
                                        ------------        -----------------        -------------------
                                                              (In millions)
Balance at December 31, 1999               $(11.9)               $ (3.0)                   $(14.9)
Changes in three months                     (12.6)                    -                     (12.6)
                                           -------               -------                   -------
Balance at March 31, 2000                  $(24.5)               $ (3.0)                   $(27.5)
                                           =======               =======                   =======

Balance at December 31, 2000               $(75.4)               $ (4.2)                   $(79.6)
Changes in three months                     (23.7)                    -                     (23.7)
                                           -------               -------                   -------
Balance at March 31, 2001                  $(99.1)               $ (4.2)                   $(103.3)
                                           =======               =======                   =======

          Included in the foreign currency adjustments balance at March 31, 2001 is total deferred derivative gain of $0.7 million (See Note 2.).

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

          The Company is a defendant in numerous actions based upon allegations that human ailments have resulted from tobacco use. Management believes that there are meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation,

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors of Fortune Brands, Inc.:

     We have reviewed the condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income, consolidated statements of cash flows and stockholders' equity for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein) and in our report dated January 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP



Chicago, Illinois 60601
April 18, 2001

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------


  Results of Operations for the Three Months Ended March 31, 2001 as Compared
                    to the Three Months Ended March 31, 2000
    -----------------------------------------------------------------------
                                                                                        Operating Company
                                                Net Sales                                Contribution(1)
                                          -----------------------                    ------------------------
                                          2001               2000                    2001                2000
                                          -----              ----                    -----               ----
                                                                     (In millions)
Home products                           $   471.1           $   491.4                $  61.5             $ 74.8
Office products                             297.8               328.6                    7.3               15.5
Golf products                               254.2               264.8                   33.5               38.2
Spirits and wine                            277.9               272.6                   58.8               54.0
                                         --------            --------                 ------             ------
                                        $ 1,301.0            $1,357.4                 $161.1             $182.5
                                         ========            ========                 ======             ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales decreased $56.4 million, or 4%, principally due to volume declines in certain existing product lines, particularly in the office, golf and home products segments, and lower average foreign exchange rates ($28 million). These decreases were partly offset by the introduction of new products and line extensions. Operating company contribution decreased $21.4 million, or 12%, on the lower volumes in certain existing product lines and lower average foreign exchange rates ($5 million).

For the three months ended March 31, 2000, we recorded pre-tax restructuring and other nonrecurring charges of $7.0 million, $4.5 million after-tax or three cents per share. These charges principally related to the downsizing and relocation of the Corporate office, product discontinuances and manufacturing consolidation in the golf segment, rationalization of operations in the home segment and other workforce reduction initiatives across these segments.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

Interest and related expenses were flat in the first quarter of 2001 as compared with the prior year period as average quarter over quarter debt levels and interest rates were comparable.

The effective income tax rates for the three months ended March 31, 2001 and 2000 were 39.7% and 41.2%, respectively. The lower effective tax rate for the first quarter of 2001 principally reflected lower goodwill amortization and foreign income taxes.

Net income of $61.5 million, or 40 cents basic and 39 cents diluted per share, compared with net income of $64.3 million, or 40 cents basic and 39 cents diluted per share, for the same three month period last year.

Income from operations before net charges, which represents income before the $7.0 million ($4.5 million after-tax) restructuring and other nonrecurring charges taken in the three month period ended March 31, 2000, was $68.8 million, or 43 cents basic and 42 cents diluted per share, respectively, for the three months ended March 31, 2000.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Home Products
-------------

Net sales decreased $20.3 million, or 4%. The decrease in net sales was attributable to declines in some existing products, primarily Waterloo tool storage, and lower average foreign exchange rates ($2 million) partially offset by line extensions and price increases. Operating company contribution declined $13.3 million, or 18%. The reduction in operating company contribution was caused by reduced operating leverage as our infrastructure supported lower volumes, partly offset by a reduction in costs incurred in the current period for the startup of manufacturing and distribution facilities.

Office Products
---------------

Net sales declined $30.8 million, or 9%. The lower sales resulted primarily from lower U.S. volumes across all product lines and lower average foreign exchange rates ($12 million). The decrease in net sales was partly offset by the introduction of new products, price increases and lower rebates in the current year period. Operating company contribution decreased $8.2 million, or 53%, principally due to the lower sales and lower average exchange rates ($1 million) partly offset by a decline in operating expenses. The reduction in operating expenses was primarily attributable to lower distribution costs and selling expenses.

In the first quarter of 2001, several major customers reduced inventories and announced plans to close stores. It is not certain what the full-year impact of these actions will be or whether industry conditions will improve.

In October 2000, we announced that we were exploring strategic options for our office products group. We have decided not to divest our office products business at this time due to weakness in the overall economy and current conditions in the office products industry. We have begun implementing a plan to improve both financial results and the long-term value of the business. Under this plan, our office products group will realign and streamline its North American operations, intensify its focus on growing profitable core product categories, divest or discontinue non-strategic and low-return product categories and reduce overhead expenses and excess capacity.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Golf Products
-------------

Net sales decreased $10.6 million, or 4%, on volume declines in some existing products, a mix shift to lower-priced products and lower average foreign exchange rates ($5 million). Partially offsetting these declines were increased volumes from newly introduced golf ball and golf club products and line extensions. Retail sell-through was adversely affected by unfavorable weather conditions resulting in a decline in rounds played. Operating company contribution decreased $4.7 million, or 12%, due primarily to the lower sales, a slight decline in overall gross margins and higher volume-related selling expenses. These factors were partly offset by lower general and administrative expenses.

Competitors with significant brand awareness have introduced golf balls into their product offerings in the past two years. The combined share of Titleist and Pinnacle in the domestic golf ball market fell by approximately 2% in 2000, and further decreased slightly in the first quarter of 2001. The golf ball industry has also recently experienced increased price competition. Titleist has responded by lowering prices of some models. It is not possible to predict the long-term effect of these events on our golf ball business, but continued new product introductions such as the Pro V-1 golf ball, a non-wound ball for which demand has greatly exceeded supply, as well as significant research and development and marketing expenditures to defend ball market share will continue.

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

Each of the USGA and the R&A has announced its intention to propose new rules addressing the initial velocity and overall distance standards for

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

Spirits and Wine
----------------

Net sales grew $5.3 million, or 2%, principally on the effect of volume increases in some existing products and price increases partly offset by lower average foreign exchange rates ($9 million). The volume increases included gains in the bourbon and premium and super-premium product lines in the United States and pre-mix product in Australia. Operating company contribution increased $4.8 million, or 9%, on the higher sales and increasing gross margin. These benefits were partly offset by lower shipments of Scotch whisky brands in Europe and lower average foreign exchange ($3 million).

On March 20, 2001, the Company's spirits and wine business entered into definitive agreements with Vin & Sprit AB of Sweden (V&S) to create a joint venture, named Future Brands LLC (the "LLC"), to distribute both companies' spirits and wine brands in the United States. V&S agreed to pay $270 million to acquire a 49% interest in the LLC and to pay $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW"). V&S will also receive a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. We are evaluating the highest-return opportunities for the use of these proceeds. We will evaluate options including share repurchases, debt repayment and other high-return growth initiatives. In addition, V&S agreed to invest 107 million euros to acquire a one-fourth interest in our international sales and distribution joint venture, named Maxxium International B.V. Maxxium was formed in 1999 by JBBW, Remy-Cointreau and Highland Distillers to distribute and sell premium wines and spirits in key markets outside the United States. (See Note 3.)

We anticipate closing the above transactions in the second quarter and commencing distribution of V&S's products on June 1, 2001.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
     ----------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities of $23.5 million for the three months ended March 31, 2001 compared with $7.8 million for the same three-month period last year.

Net cash used by investing activities for the three months ended March 31, 2001 was $43.0 million, as compared with $61.9 million in the same three-month period last year. The reduction reflects the investment made in the Maxxium joint venture in the first quarter of 2000.

Net cash provided by financing activities for the three months ended March 31, 2001 was $48.4 million, compared with $77.7 million in the same three month period last year. During the three months ended March 31, 2001, we purchased 385,000 shares through open market purchases.

Total debt increased $86 million during the three month period ended March 31, 2001. The increase principally reflected increased borrowings to finance continuing operations, due to seasonality factors, share repurchases ($8 million) and the purchase of certain spirits distribution rights ($7 million). The ratio of total debt to total capital increased to 49.0% at March 31, 2001 from 47.8% at December 31, 2000 principally due to these factors.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet the our capital needs.

CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. We caution readers that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, delays in the integration of acquisitions and joint ventures, risks associated with the Company's implementation of strategic options for ACCO World Corporation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Individual Cases

          As of May 1, 2001, there were approximately 97 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 93 such cases as of March 21, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Class Actions

          As of May 1, 2001, there were approximately 17 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 18 such cases on March 21, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Health Care Cost Recovery Actions

          As of May 1, 2001, there were approximately 14 health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately four such cases as of March 1, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

List of Pending Cases

          See Exhibit 99 to this Form 10-Q for a list of additional smoking and health proceedings in which Registrant has been named as a defendant and not previously reported.

List of Terminated Cases

          See Exhibit 99 to this Form 10-Q for a list of smoking and health proceedings, in which Registrant has been named as a defendant, which have been terminated and have not previously been reported as such.

Conclusion

          Management believes that there are meritorious defenses to the above-mentioned pending actions, including the fact that the registrant never made or sold tobacco, and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of Registrant as long as the Indemnitors continue to fulfill their obligations to indemnify Registrant under the aforementioned indemnification agreement.

          (b) Reference is made to Note 9, "Pending Litigation", in the Notes to Condensed Consolidation Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------

10a1.     Amendment dated January 29, 2001 to the Fortune Brands, Inc.
          Non-Employee Director Stock Option Plan constituting
          Exhibit 10b4 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 2000.*

10b1.     Master Transaction Agreement dated March 20, 2001 by and among V&S,
          Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam
          Brands Worldwide, Inc., Jim Beam Brands Co. and Registrant.

12.       Statement re computation of ratio of earnings to fixed charges.

15. Letter from PricewaterhouseCoopers LLP dated May 15, 2001 re unaudited financial information.

99.       List of Pending/Terminated Cases.

-----------
 *  Indicates that exhibit is a management contract or compensatory plan or arrangement.


          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K
          -------------------

Registrant filed a Current Report on Form 8-K, dated January 9, 2001, in respect of Registrant's press release dated January 9, 2001.

Registrant filed a Current Report on Form 8-K, dated January 25, 2001, in respect of Registrant's press release dated January 25, 2001 announcing Registrant's financial results for the year-ended December 31, 2000 (Items 5 and 7 (c)).

Registrant filed a Current Report on Form 8-K, dated February 23, 2001, in respect of Registrant's investor brochure dated February 23, 2001.

Registrant filed a Current Report on Form 8-K, dated March 20, 2001, in respect of Registrant's press release dated March 20, 2001 announcing Registrant's new U.S. distribution joint venture with Vin & Sprit, the maker of ABSOLUT vodka.

Registrant filed a Current Report on Form 8-K, dated March 28, 2001, in respect of Registrant's investor brochure dated March 28, 2001.

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



Date:  May 15, 2001                                By /s/ M.R. Mathieson
     -----------------                               --------------------
                                                   M.R. Mathieson
                                                   Vice President, Controller
                                                   and Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                                          Sequentially
  No.                                                                            Numbered Page
-------                                                                          -------------

10a1.     Amendment dated January 29, 2001 to the Fortune Brands, Inc.
          Non-Employee Director Stock Option Plan constituting
          Exhibit 10b4 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 2000.*

10b1.     Master Transaction Agreement dated March 20, 2001 by and among V&S,
          Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam
          Brands Worldwide, Inc., Jim Beam Brands Co. and Registrant.

12.       Statement re computation of ratio of earnings to fixed charges.

15. Letter from PricewaterhouseCoopers LLP dated May 15, 2001 re unaudited financial information.

99.       List of Pending/Terminated Cases.

-----------
 *  Indicates that exhibit is a management contract or compensatory plan or arrangement.
