Form 10-Q
period 2001-06-30
FORTUNE BRANDS INC
filed 2001-08-14
CIK 789073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                        Commission file number 1-9076
ended June 30, 2001

                             FORTUNE BRANDS, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                          13-3295276
  -------------------------------                      ----------------------
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

                                 ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at July 31, 2001 was 152,012,210 shares.

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                                 (In millions)

                                                                           June 30,                December 31,
                                                                             2001                     2000
                                                                        -------------             ------------
                                                                                      (Unaudited)
Assets
  Current assets
   Cash and cash equivalents                                            $   71.0                  $   20.9
   Accounts receivable, net                                                966.8                     952.1

   Inventories
    Bulk whiskey                                                           295.6                     297.9
    Other raw materials, supplies and
     work in process                                                       271.3                     303.7
    Finished products                                                      471.4                     477.6
                                                                        --------                  --------
                                                                         1,038.3                   1,079.2

  Other current assets                                                     217.4                     212.3
                                                                        --------                  --------
    Total current assets                                                 2,293.5                   2,264.5

  Property, plant and equipment, net                                     1,199.5                   1,205.1

  Intangibles resulting from
   business acquisitions, net                                            1,960.2                   1,989.4

  Other assets                                                             362.6                     305.1
                                                                        --------                  --------
   Total assets                                                         $5,815.8                  $5,764.1
                                                                        ========                  ========










           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    ---------------------------------------
                    (In millions, except per share amounts)


                                                                              June 30,               December 31,
                                                                                2001                     2000
                                                                            ------------             -----------
                                                                                         (Unaudited)
Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                                                     $    54.8                 $    41.7
  Commercial paper                                                               400.1                     751.9
  Current portion of long-term debt                                                6.4                      12.4
  Accounts payable                                                               285.2                     291.8
  Accrued taxes                                                                  476.9                     387.3
  Accrued expenses and other liabilities                                         483.7                     554.8
                                                                              --------                  --------
   Total current liabilities                                                   1,707.1                   2,039.9


Long-term debt                                                                   951.3                   1,151.8
Deferred income                                                                  240.8                         -
Deferred income taxes                                                                -                      54.9
Postretirement and other liabilities                                             379.4                     367.2
                                                                              --------                  --------
   Total liabilities                                                           3,278.6                   3,613.8
                                                                              --------                  --------

Minority interest in consolidated
 subsidiaries                                                                    389.3                      14.4

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                                                   8.9                       9.2
 Common stock, par value $3.125 per
  share, 229.6 shares issued                                                     717.4                     717.4
Paid-in capital                                                                  119.1                     125.9
Accumulated other
 comprehensive loss                                                             (106.4)                    (79.6)
Retained earnings                                                              4,010.1                   3,919.7
Treasury stock, at cost                                                       (2,601.2)                 (2,556.7)
                                                                              --------                  --------
   Total stockholders' equity                                                  2,147.9                 $ 2,135.9
                                                                              --------                 ---------

    Total liabilities and
      stockholders' equity                                                   $ 5,815.8                 $ 5,764.1
                                                                              ========                 =========




           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Six Months Ended June 30, 2001 and 2000
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                                                     2001                       2000
                                                                                   ---------                 ---------
Net sales                                                                          $ 2,734.4                 $ 2,854.0

 Cost of products sold                                                               1,474.7                   1,518.5
 Excise taxes on spirits and wine                                                      171.4                     170.6
 Advertising, selling, general and
  administrative expenses                                                              759.5                     776.4
 Amortization of intangibles                                                            31.5                      39.8
 Restructuring charges                                                                  12.0                       8.1
 Interest and related expenses                                                          58.9                      65.7
 Other (income) expenses, net                                                           (2.7)                      1.2
                                                                                   ---------                 ---------
Income before income taxes                                                             229.1                     273.7

  Income taxes                                                                          61.3                     109.6
  Minority interests                                                                     3.4                       2.4
                                                                                   ---------                 ---------
Net income                                                                         $   164.4                 $   161.7
                                                                                   =========                 =========

Earnings per share

 Basic                                                                             $    1.07                 $    1.01
                                                                                   =========                 =========

 Diluted                                                                           $    1.05                 $    1.00
                                                                                   =========                 =========

Dividends paid per share                                                           $    0.48                 $    0.46
                                                                                   =========                 =========
Average number of shares outstanding

 Basic                                                                                 153.2                     159.7
                                                                                       =====                     =====
 Diluted                                                                               156.4                     162.1
                                                                                       =====                     =====

           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended June 30, 2001 and 2000
             -----------------------------------------------------
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                                                           2001                    2000
                                                                                        ----------              ----------

Net sales                                                                               $ 1,433.4              $ 1,496.6

     Cost of products sold                                                                  786.2                  791.1
     Excise taxes on spirits and wine                                                        88.2                   90.3
     Advertising, selling, general and
       administrative expenses                                                              381.0                  391.2
     Amortization of intangibles                                                             15.8                   19.9
     Restructuring charges                                                                   12.0                    5.6
     Interest and related expenses                                                           27.1                   33.8
     Other (income) expenses, net                                                            (2.5)                   1.5
                                                                                        ---------                -------
Income before income taxes                                                                  125.6                  163.2


     Income taxes                                                                            20.8                   64.5
     Minority interests                                                                       1.9                    1.3
                                                                                         --------                -------
Net income                                                                               $  102.9                $  97.4
                                                                                         ========                =======
Earnings per share

     Basic                                                                               $   0.67                $  0.61
                                                                                         ========                =======

     Diluted                                                                             $   0.66                $  0.61
                                                                                         ========                =======
Dividends paid per share                                                                 $   0.24                $  0.23
                                                                                         ========                =======
Average number of shares outstanding
     Basic                                                                                  152.7                  158.3
                                                                                            =====                  =====
     Diluted                                                                                156.1                  160.6
                                                                                            =====                  =====





           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                for the Six Months Ended June 30, 2001 and 2000
             -----------------------------------------------------
                                 (In millions)
                                  (Unaudited)

                                                                                                   2001                  2000
                                                                                                ---------             ---------
Operating activities
 Net income                                                                                     $  164.4              $  161.7
 Depreciation and amortization                                                                     110.1                 118.3
 Restructuring charges                                                                              12.0                   8.1
 Increase in accounts receivable                                                                   (16.0)                (49.9)
 Decrease (increase) in inventories                                                                 30.0                 (48.6)
 Decrease in accounts payable, accrued
  expenses and other liabilities                                                                  (111.8)                (56.1)
 Increase in accrued taxes                                                                          90.0                  25.1
 Other operating activities, net                                                                  (111.0)                (40.9)
                                                                                               ----------            ----------
  Net cash provided from operating activities                                                      167.7                 117.7
                                                                                               ----------            ----------
Investing activities
 Additions to property, plant and equipment                                                        (84.6)                (95.3)
 Acquisitions and investment in joint venture,
  net of cash acquired                                                                              (6.5)                (25.6)
 Proceeds from contribution of assets to joint
  venture                                                                                          270.0                     -
 Other investing activities, net                                                                     2.8                   5.3
                                                                                               ----------            ----------
  Net cash provided (used) by investing activities                                                 181.7                (115.6)
                                                                                               ----------            ----------

Financing activities
 Proceeds from sale of minority interest in
  wholly-owned subsidiary                                                                          375.0                     -
 (Decrease) increase in short-term debt, net                                                      (537.8)                271.4
 Issuance of long-term debt                                                                          0.2                     -
 Repayment of long-term debt                                                                        (6.7)                (42.0)
 Dividends to stockholders                                                                         (74.0)                (74.2)
 Cash purchases of common stock for treasury                                                       (69.7)               (139.9)
 Proceeds received from exercise of stock options                                                   19.0                   0.8
                                                                                               ----------            ----------
  Net cash (used) provided by financing activities                                                (294.0)                 16.1
                                                                                               ----------            ----------
Effect of foreign exchange rate changes on cash                                                     (5.3)                 (0.6)
                                                                                               ----------            ----------
 Net increase in cash and cash equivalents                                                          50.1                  17.6

Cash and cash equivalents at beginning of period                                                    20.9                  71.9
                                                                                               ----------            ----------
Cash and cash equivalents at end of period                                                      $   71.0              $   89.5
                                                                                               ==========            ==========




           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                for the Six Months Ended June 30, 2001 and 2000
         -------------------------------------------------------------
                                 (In millions)
                                  (Unaudited)


                                          $2.67                              Accumulated
                                    Convertible                                    other                       Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained         stock,
                                          stock      stock      capital             loss        earnings        at cost        Total
====================================================================================================================================
Balance at December 31, 1999              $9.9      $717.4      $130.8           $(14.9)       $4,205.2      $(2,310.2)    $2,738.2

Comprehensive income
    Net income                               -           -           -                -           161.7              -        161.7
    Foreign currency adjustments             -           -           -            (42.4)              -              -        (42.4)
                                         -----       -----      ------          -------        --------       --------     --------
Total comprehensive (loss) income            -           -           -            (42.4)          161.7              -        119.3
                                         -----       -----      ------          -------        --------       --------     --------
Dividends                                    -           -           -                -           (74.2)             -        (74.2)
Purchases                                    -           -           -                -               -         (144.5)      (144.5)
Conversion of preferred stock and
    delivery of stock plan shares         (0.4)          -        (2.7)               -               -            4.6          1.5
                                         -----      ------      ------          -------        --------      ---------     --------
Balance at June 30, 2000                  $9.5      $717.4      $128.1           $(57.3)       $4,292.7      $(2,450.1)    $2,640.3
                                         =====      ======      ======          =======        ========      =========     ========


Balance at December 31, 2000              $9.2      $717.4      $125.9          $ (79.6)       $3,919.7      $(2,556.7)    $2,135.9

Comprehensive income
    Net income                               -           -           -                -           164.4              -        164.4
    Foreign currency adjustments             -           -           -            (26.8)              -              -        (26.8)
                                         -----       -----      ------          -------        --------       --------     --------
Total comprehensive (loss) income            -           -           -            (26.8)          164.4              -        137.6
                                         -----       -----      ------          -------        --------       --------     --------
Dividends                                    -           -           -                -           (74.0)             -        (74.0)
Purchases                                    -           -           -                -               -          (71.6)       (71.6)
Conversion of preferred stock and
    delivery of stock plan shares         (0.3)          -        (6.8)               -               -           27.1         20.0
                                         -----      ------      ------          -------        --------      ---------     --------
Balance at June 30, 2001                  $8.9      $717.4      $119.1          $(106.4)       $4,010.1      $(2,601.2)    $2,147.9
                                         =====      ======      ======          =======        ========      =========     ========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1.    Principles of Consolidation

          The condensed consolidated balance sheet as of June 30, 2001, the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2001 and 2000, and the related condensed consolidated statements of cash flows and stockholders' equity for the six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and other nonrecurring charges and normal recurring items. Interim results may not be indicative of results for a full year.

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

2.     Reclassifications

       Certain reclassifications were made to the prior year income statements for the three months and six months ending June 30, 2000.

3.     Accounting Changes

       Derivative Financial Instruments
       --------------------------------

          Effective January 1, 2001, the Company adopted FAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its related amendment FAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.     Accounting Changes (Concluded)

       recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

          The impact of the adoption of FAS 133 and 138 on January 1, 2001, was not material.

          Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the three and six months ended June 30, 2001, minimal gain amounts were reclassified to cost of sales. The Company estimates that $0.6 million of derivative gain included in OCI will be reclassified to earnings within the next twelve months.

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

       Interest Rate Risk

          The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense. As of June 30, 2001, the Company did not have any outstanding interest rate swap agreements.


       Net Sales
       ---------

          Net sales reflect the effect of a reclassification of amounts billed to cover shipping and handling costs and sales incentives provided to customers primarily from the category "advertising, selling and general and administrative expenses". These reclassifications, which reduced reported net sales by $4.0 and $10.4 million for the three months and six months ending June 30, 2000, respectively, were required by the Emerging Issues Task Force Issue No. 00-10 and No. 00-22. These reclassifications did not result in a change in the Company's operating company contribution, earnings or earnings per share in any of the periods presented.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Joint Ventures

          On May 31, 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden (V&S) creating a joint venture, named Future Brands LLC (the "LLC"), to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to Beam's U.S. distribution network and to acquire a 49% interest in the LLC and paid $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW") in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S is convertible into 10% of the JBBW common stock and has voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on JBBW common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW or Jim Beam Brands Co., or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of the LLC as deferred income and the resulting tax on sale as a deferred income tax asset. Starting in June 2001, these amounts will be amortized to other (income) expenses, net on a straight-line basis over the next ten years as JBBW has continuing operating obligations to the joint venture.

          In addition, V&S invested 107 million euros to acquire a one-fourth interest in our international sales and distribution joint venture, named Maxxium International B.V. Maxxium was formed in 1999 by JBBW, Remy-Cointreau and Highland Distillers to distribute and sell premium wines and spirits in key markets outside the United States.

          In January 2000, JBBW made a cash investment of $25.6 million in Maxxium towards its total investment of $110 million.


5.     Income Taxes

          The Company recorded a tax reserve reversal of $31.0 million during the three and six months ended June 30, 2001, as the IRS examinations for the years 1990 - 1992 were effectively concluded during the second quarter. A review and approval of the 1990-1992 examinations by the IRS Joint Committee is anticipated to occur in the second half of 2001 potentially triggering final adjustments related to these examinations.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Information on Business Segments

          Net sales and operating company contribution are as follows:

                                                                            Six Months Ended June 30,
                                                                           ---------------------------
                                                                                                           Operating
                                                                        Net                                 Company
                                                                       Sales                             Contribution
                                                              -----------------------               -----------------------
                                                              2001               2000               2001               2000
                                                              ----               ----               ----               ----
                                                                                      (In millions)
                        Home products                       $1,008.7          $1,024.5              $138.3             $157.1
                        Office products                        590.0             662.5                14.6               26.0
                        Golf products                          554.6             593.6                91.8              112.4
                        Spirits and wine                       581.1             573.4               133.9              125.5
                                                            --------          --------              ------             ------
                                                            $2,734.4          $2,854.0              $378.6             $421.0
                                                            ========          ========              ======             ======

                                                                               Three Months Ended June 30,
                                                                         -----------------------------------------
                                                                                                           Operating
                                                                         Net                                Company
                                                                        Sales                             Contribution
                                                               ----------------------                ----------------------
                                                               2001               2000               2001               2000
                                                               ----               ----               ----               ----
                                                                                      (In millions)
                        Home products                       $  537.6          $  533.1              $ 76.8             $ 82.3
                        Office products                        292.2             333.9                 7.3               10.5
                        Golf products                          300.4             328.8                58.3               74.2
                        Spirits and wine                       303.2             300.8                75.1               71.5
                                                            --------          --------              ------             ------
                                                            $1,433.4          $1,496.6              $217.5             $238.5
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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Information on Business Segments (Concluded)

          A reconciliation of operating company contribution to consolidated income before income taxes is as follows:

                                                                                   Six Months Ended June 30,
                                                                             --------------------------------------
                                                                               2001                           2000
                                                                               ----                           ----
                                                                                           (In millions)
         Operating company contribution                                        $378.6                        $421.0
         Amortization of intangibles                                             31.5                          39.8
         Restructuring charges                                                   12.0                           8.1
         Other nonrecurring charges                                              30.3                          10.0
         Interest and related expenses                                           58.9                          65.7
         Non-operating expenses                                                  16.8                          23.7
                                                                               ------                        ------
         Income before income taxes                                            $229.1                        $273.7
                                                                               ======                        ======

                                                                                     Three Months Ended June 30,
                                                                                  ---------------------------------
                                                                                 2001                           2000
                                                                                 ----                           ----
                                                                                            (In millions)
         Operating company contribution                                        $217.5                          $238.5
         Amortization of intangibles                                             15.8                            19.9
         Restructuring charges                                                   12.0                             5.6
         Other nonrecurring charges                                              30.3                             5.5
         Interest and related expenses                                           27.1                            33.8
         Non-operating expenses                                                   6.7                            10.5
                                                                               ------                          ------
         Income before income taxes                                            $125.6                          $163.2
                                                                               ======                          ======

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.     Earnings Per Share

          The computation of basic and diluted earnings per common share for "Net income" is as follows:


                                                                      Six Months Ended             Three Months Ended
                                                                       June 30,                         June 30,
                                                                   -----------------               ------------------
                                                                   2001         2000                2001         2000
                                                                   ----         ----                ----         ----
                                                                        (In millions, except per share amounts)
Net income                                                        $ 164.4       $  161.7         $  102.9     $   97.4
    Less:  Preferred stock dividends                                  0.4            0.4              0.2          0.2
                                                                  -------       --------         --------     --------
Income available to common
    stockholders - basic                                            164.0          161.3            102.7         97.2
Convertible Preferred stock
    dividend requirements                                             0.4            0.4              0.2          0.2
                                                                  -------       --------         --------     --------
Income available to common
    stockholders - diluted                                        $ 164.4       $  161.7         $  102.9     $   97.4
                                                                  =======       ========         ========     ========

Weighted average number of common
    shares outstanding - basic                                      153.2          159.7            152.7        158.3
Conversion of Convertible
    Preferred stock                                                   1.8            2.0              1.9          1.9
Exercise of stock options                                             1.4            0.4              1.5          0.4
                                                                  -------       --------         --------     --------
Weighted average number of common
     shares outstanding - diluted                                   156.4          162.1            156.1        160.6
                                                                  =======       ========         ========     ========

Earnings per common share
     Basic                                                       $   1.07       $   1.01         $   0.67     $   0.61
                                                                 ========       ========         ========     ========
     Diluted                                                     $   1.05       $   1.00         $   0.66     $   0.61
                                                                 ========       ========         ========     ========

8.     Restructuring and Other Nonrecurring Charges

          Restructuring and Other Nonrecurring Charges Program - 1999
          -----------------------------------------------------------

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Restructuring and Other Nonrecurring Charges (Continued)


          Reconciliation of the 1999 restructuring program, as of June 30, 2001 is as follows:


                                           Balance at           2001                 Cash             Non-Cash         Balance at
                                            12/31/00          Provision          Expenditures        Write-offs          6/30/01
                                           ----------         ----------         ------------        ----------        ----------
                                                                                 (In millions)
Rationalization of
   operations
     Employment
       termination costs (1)                   $ 14.3               $  -              $ (7.0)            $ (0.6)            $ 6.7
International distribution
  and lease agreements   (2)                      7.6                  -                (1.0)              (5.6)              1.0
Loss on disposal of assets                        1.6                  -                   -               (0.9)              0.7
                                               ------             ------              ------             ------            ------
                                               $ 23.5               $  -              $ (8.0)            $ (7.1)            $ 8.4
                                               ======             ======              =======            ======            ======

          (1) Of the 2,307 positions planned for elimination, 2,238 had been eliminated as of June 30, 2001.

          (2) $5.4 of the $5.6 classified as non-cash write-offs for the six months ending June 30, 2001 represents the reclassification of lease payments on various lease agreements to long-term.

            The Company expects that substantially all remaining payments will be made within the next twelve months.


     Restructuring and Other Nonrecurring Charges Program - 2001
     -----------------------------------------------------------
     (Office Products)
     -----------------

            On April 19, 2001, the Company announced that as a result of its evaluation of strategic options for its office products business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. The Company determined that it would not divest its office products business due to weakness in the overall economy and current conditions in the office products industry.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Restructuring and Other Nonrecurring Charges (Concluded)

       As a result of this plan, the Company recorded total pre-tax restructuring and other nonrecurring charges of $42.3 million, during the second quarter, as follows:


                                                                           Six Months Ended
                                                                             June 30, 2001
                                                   ----------------------------------------------------------------
                                                                              Nonrecurring
                                                                    -------------------------------
                                                                     Cost of                SG&A
                                                  Restructuring      Sales Charges          Charges        Total
                                                  -------------      -------------          --------        -----
                                                                    (In millions)
       Office products                                $12.0              $17.8              $12.5           $42.3
                                                      -----              -----               ----          ------
                 Total                                $12.0              $17.8              $12.5           $42.3
                                                      =====              =====              =====           =====

          The charges principally relate to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options for the office products business and workforce reduction initiatives across its operations.

          Reconciliation of the 2001 restructuring program, as of June 30, 2001 is as follows:


                                                                   Six Months Ended
                                                                     June 30, 2001
                                                                   -----------------

                                                      2001               Cash              Non-Cash        Balance at
                                                   Provision         Expenditures         Write-offs         6/30/01
                                                   ----------        ------------         ----------       ----------
Rationalization of
   operations
     Employment
       termination costs (1)                         $   3.5              $  (1.5)          $     -           $  2.0
     Other                                               2.0                    -                 -              2.0
Loss on disposal of assets                               6.5                 (0.1)             (1.5)             4.9
                                                     -------              -------           -------           ------
                                                     $  12.0              $  (1.6)          $  (1.5)          $  8.9
                                                     =======              =======           =======           ======

          (1) Of the 223 positions planned for elimination, 211 had been eliminated as of June 30, 2001.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 9.    Comprehensive Loss

          The components of accumulated other comprehensive loss are as follows:

                                Foreign        Minimum           Accumulated
                               currency   pension liability         other
                              adjustments     adjustment     comprehensive loss
                              ----------- ----------------   -------------------
                                            (In millions)

Balance at December 31, 1999  $ (11.9)         $ (3.0)            $ (14.9)
Changes in six months           (42.4)              -               (42.4)
                              -------         -------             -------
Balance at June, 2000         $ (54.3)         $ (3.0)            $ (57.3)
                              =======         =======             =======

Balance at December 31, 2000  $ (75.4)         $ (4.2)            $ (79.6)
Changes in six months           (26.8)              -               (26.8)
                              -------         -------             -------
Balance at June 30, 2001      $(102.2)         $ (4.2)            $(106.4)
                              =======         =======             =======

              Included in the foreign currency adjustments balance at June 30, 2001 is total deferred derivative gain of $0.6 million. (See Note 3.)

              For the three month periods ended June 30, 2001 and 2000, total comprehensive income resulted in income of $99.8 million and $68.5 million, respectively.


10.      Pending Litigation

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

      To the Board of Directors and Stockholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and its Subsidiaries as of June 30, 2001, the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and June 30, 2000, and the condensed consolidated statements of cash flows and stockholders' equity for the six month periods ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated January 24, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


         PricewaterhouseCoopers LLP




         Chicago, Illinois 60601
         July 18, 2001

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     -------------------------------------
 Results of Operations for the Six Months Ended June 30, 2001 as Compared to
                      the Six Months Ended June 30, 2000
--------------------------------------------------------------------------------
                                                      Operating Company
                              Net Sales               Contribution/(1)/
                          ----------------           -------------------
                          2001        2000            2001         2000
                          ----        ----            ----         ----
                                         (In millions)

Home products          $1,008.7     $1,024.5         $138.3       $157.1
Office products           590.0        662.5           14.6         26.0
Golf products             554.6        593.6           91.8        112.4
Spirits and wine          581.1        573.4          133.9        125.5
                       --------     --------         ------       ------
                       $2,734.4     $2,854.0         $378.6       $421.0
                       ========     ========         ======       ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales decreased $119.6 million, or 4%, principally due to volume declines in certain existing product lines, particularly in the office, golf and home products segments, and unfavorable foreign exchange rates ($53 million). These decreases were partly offset by the introduction of new products and line extensions. Operating company contribution decreased $42.4 million, or 10%, as lower volumes in certain existing product lines were spread across our existing fixed cost base and unfavorable foreign exchange rates ($9 million).

Additionally, we experienced an increase in deferred income and minority interest in consolidated subsidiaries as of June 30, 2001 as compared with December 31, 2000. The change in deferred income arose from the payment of $270 million from V&S to gain access to Beam's U.S. distribution network and to acquire a 49% interest in Future Brands, LLC. This amount will be amortized to other (income) expenses, net on a straight line basis over the next ten years as Jim Beam Brands Worldwide has continuing operating obligations to the joint venture.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Continued)
------------

In connection with the repositioning of the office products business, we recorded, for the six months ended June 30, 2001, pre-tax restructuring and other nonrecurring charges of $42.3 million, $27.8 million after-tax, or 18 cents per share. These charges principally relate to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options and workforce reduction initiatives across its operations.

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

Interest and related expenses decreased $6.8 million, or 10%, primarily due to lower interest rates and the repayment of debt using proceeds received from V&S.

The effective income tax rate comparison was distorted by the reversal of a $31.0 million tax reserve as the IRS examinations for the years 1990 - 1992 were effectively concluded in the second quarter, and the restructuring and other nonrecurring charges taken in the second quarter of 2001 and the first six months of 2000. Excluding these, the effective income tax rates for the six months ended June 30, 2001 and 2000 were 39.4% and 39.8%, respectively. A review and approval of the 1990-1992 examinations by the IRS Joint Committee is anticipated to occur in the second half of 2001 potentially triggering final adjustments related to these examinations.

Net income of $164.4 million, or $1.07 basic and $1.05 diluted per share, compared with net income of $161.7 million, or $1.01 basic and $1.00 diluted per share, for the same six month period last year.

Income from operations before net gains and charges was $161.2 million, or $1.05 basic and $1.03 diluted per share for 2001, compared with $173.2 million, or $1.08 basic and $1.07 diluted per share for 2000. Income from operations before net gains and charges for six months ended June 30, 2001 represents income before the $42.3 million ($27.8 million after-tax) restructuring and other nonrecurring charges and a $31.0 tax reserve reversal that was no longer required as the audits for the 1990-1992 were

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

effectively concluded in the second quarter. Income from operations before net gains and charges for the six months ended June 30, 2000 represents income before the $18.1 million ($11.5 million after-tax) restructuring and other nonrecurring charges.

The Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement and statement of earnings classification for certain sales incentives, and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in selling and administrative costs on the consolidated statement of operations will be recorded as a reduction of sales. We are currently in the process of determining the impact of adoption or subsequent application of EITF 00-14. Upon adoption, prior period amounts will be reclassified to conform to the new requirements. In April 2001, the EITF reached a consensus on Issue EITF 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF Issue No. 00-25 requires that certain expenses included in cost of sales and in selling and administrative costs be recorded as a reduction of sales and will be effective in the first quarter of 2002. We are currently in the process of determining the impact of EITF Issue No. 00-25.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets." Effective January 1, 2002, we will no longer be required to amortize goodwill and certain intangible assets as a charge to earnings. In addition, we will be required to review goodwill and other intangible assets for potential impairment. We are currently in the process of quantifying the impact of the new standard. However, we currently anticipate that substantially all amortization of goodwill will be eliminated.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Home Products
-------------

Net sales declined $15.8 million, or 2%. The decrease was caused by overall volume declines, higher customer rebates and unfavorable foreign exchange rates ($3 million) partially offset by an increase in average selling prices. The overall volume decline reflected lower volume in some existing products partly offset by line extensions and the introduction of new products. Operating company contribution decreased $18.8 million, or 12%. The reduction in operating company contribution was primarily attributable to the lower sales, reduced operating leverage as our infrastructure supported lower volumes, and higher operating expenses. The higher operating expenses principally reflected increased freight costs and distribution and general and administrative expenses.

Office Products
---------------

Net sales decreased $72.5 million, or 11%. The decline resulted primarily from lower volumes in the U.S. across all product categories, lower average foreign exchange rates ($21 million) partly offset by the introduction of new products, an increase in average selling prices and lower rebates. Operating company contribution declined $11.4 million, or 44%, principally due to adverse operating leverage, the lower sales and unfavorable foreign exchange rates ($1 million) partially offset by a decline in operating expenses and savings achieved as a result of our restructuring actions. The decline in operating expenses reflected lower freight costs and distribution expenses, due to the lower volumes in the U.S., and lower selling and advertising and marketing expenses.

The sales impact of our customers' continued reduction of inventories together with the strength of the U.S. dollar is offsetting otherwise significant improvement in the office products business's cost structure. Headcount reductions have totaled more than 2,100 positions, or 22%, since its peak in December 1999.

In the first quarter of 2001, several major customers reduced inventories and announced plans to close stores and slow the growth in new store openings. These factors, along with economic weakness in the United States and abroad, continued to negatively impact sales of our office products business.

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Office Products (Concluded)
---------------

realign and streamline its North American operations, intensify its focus on growing profitable core product categories, divest or discontinue non-strategic and low-return product categories and reduce overhead expenses and excess capacity. As a result of this plan, the Company recorded total pre-tax restructuring and other nonrecurring charges of $42.3 million, $27.8 million after-tax, during the second quarter. The Company is currently evaluating additional restructuring alternatives, which may result in additional restructuring charges.

Golf Products
-------------

Net sales decreased $39.0 million, or 7%, principally due to volume declines in some existing products, a mix shift to lower-priced products and unfavorable foreign exchange rates ($13 million). These declines were partly offset by new product introductions in golf balls, golf clubs and golf shoes coupled with line extensions. Retail sell-through was adversely affected by unfavorable weather conditions resulting in a significant decline in rounds played. Operating company contribution declined $20.6 million, or 18%, on the lower sales, certain product line discontinuances and unfavorable product mix, partly offset by reduced operating expenses.


Competitors whose products have significant brand awareness have introduced golf balls into their product offerings in the past two years. The combined share of Titleist and Pinnacle in the domestic golf ball market fell by approximately 2% in 2000, but has recently increased on a month over month basis as a result of rapid sales growth for the Titleist Pro V1 golf ball, a technologically advanced non-wound golf ball for which demand has exceeded supply. The golf ball industry is experiencing increased price competition. Titleist has responded by lowering prices of some models. It is not possible to predict the long-term effect of these events on our golf ball business, but continued new product introductions, such as the Pro V1 and NXT golf balls, as well as significant research and development and marketing expenditures to defend ball market share, will continue.

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

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Golf Products (Concluded)
-------------

golf equipment used in competitive play outside the United States and Mexico. On September 21, 2000, the R&A issued a Notice to Manufacturers announcing its decision not to adopt the USGA's rebound velocity standard or any new rule or test protocol for driving clubs. The R&A's decision not to adopt the rule implemented by the USGA has resulted in conflicting conformance standards for driving clubs in the United States and the rest of the world. The divergence between the USGA and the R&A on this issue may cause confusion to consumers and could be disruptive to the United States and world markets for driving clubs. In addition, the USGA rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term the USGA rule or the divergence in rules will have a material effect on the golf club industry and our golf products business.

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

Spirits and Wine
----------------

Net sales increased $7.7 million, or 1%, principally as a result of an interim distribution arrangement with V&S due to the formation of the Future Brands joint venture. This increase was offset by lower average foreign exchange rates ($16 million). The overall increase in sales was also aided by volume increases in certain existing product lines and an increase in average selling prices. The volume increases included gains in our Jim Beam pre-mix product in Australia, cordials in the United Kingdom and premium and super-premium product lines in the United States. These benefits were partly offset by the continued weakness of our Scotch whisky brands in Europe.

Operating company contribution increased $8.4 million, or 7%, primarily due to the increase in average selling prices, the volume increases and lower

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Spirits and Wine (Concluded)
----------------

operating expenses partly offset by unfavorable foreign exchange rates ($5 million). The lower operating expenses were principally a result of a decline in general and administrative and selling expenses partly offset by an increase in brand spending.

On May 31, 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden (V&S) creating a joint venture, named Future Brands LLC (the "LLC"), to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to Beam's U.S. distribution network and to acquire a 49% interest in the LLC and paid $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW") in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S is convertible into 10% of the JBBW common stock and has voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on JBBW common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004, or upon a change of control of JBBW or Jim Beam Brands Co., or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of the LLC as deferred income and the resulting tax on sale as a deferred income tax asset. Starting in June 2001, these amounts will be amortized to other (income) expenses, net on a straight-line basis over the next ten years as JBBW has continuing operating obligations to the joint venture.

In addition, V&S invested 107 million euros to acquire a one-fourth interest in our international sales and distribution joint venture, named Maxxium International B.V. Maxxium was formed in 1999 by JBBW, Remy-Cointreau and Highland Distillers to distribute and sell premium wines and spirits in key markets outside the United States. (See Note 4.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities was $167.7 million for the six months ended June 30, 2001 compared with $117.7 million for the same six month period last year. The principal reasons for the increase were: reductions in inventory levels, specifically in office products and home products as a result of concerted efforts in inventory management, and timing of taxes associated with the sale of 49% of the LLC to V&S.

Net cash provided by investing activities for the six months ended June 30, 2001 was $181.7 million, as compared with net cash used by investing activities of $115.6 million in the same six month period last year. The increase principally reflects the proceeds of $270 million from the sale of

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

49% of the LLC to V&S in connection with the formation of the Future Brands joint venture.

Net cash used by financing activities for the six months ended June 30, 2001 was $294.0 million, as compared with net cash provided by financing activities of $16.1 in the same six month period last year. The change was primarily attributable to the repayment of debt in the current year period partly offset by the proceeds received from the sale of 10% of JBBW to V&S. During the six months ended June 30, 2001, we purchased 2,059,200 shares of our common stock through open market purchases.

Total debt at June 30, 2001 was $1.4 billion, a decline of $545.2 million from December 31, 2000. The decline was caused by the repayment of debt using the proceeds received from V&S partially offset by share repurchases ($70 million) and the purchase of certain spirits distribution rights ($7 million). The ratio of total debt to total capital was 39.7% as of June 30, 2001 versus 47.8% as of December 31, 2000. We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     -------------------------------------

Results of Operations for the Three Months Ended June 30, 2001 as Compared to
                     the Three Months Ended June 30, 2000
--------------------------------------------------------------------------------
                                                      Operating Company
                              Net Sales               Contribution/(1)/
                          ----------------           -------------------
                          2001        2000            2001         2000
                          ----        ----            ----         ----
                                         (In millions)

Home products          $  537.6     $  533.1         $ 76.8       $ 82.3
Office products           292.2        333.9            7.3         10.5
Golf products             300.4        328.8           58.3         74.2
Spirits and wine          303.2        300.8           75.1         71.5
                       --------     --------         ------       ------
                       $1,433.4     $1,496.6         $217.5       $238.5
                       ========     ========         ======       ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales decreased $63.2 million, or 4%, principally due to declines in certain existing product lines and lower average foreign exchange ($25 million) partially offset by the introduction of new products, line extensions and an overall increase in average selling prices. Operating company contribution declined $21.0 million, or 9%, due to the lower volumes spread across our fixed cost base, continued price competition and lower average foreign exchange rates ($4 million) partly offset by reduced selling and general and administrative expenses.

During the three-month period ended June 30, 2001, the Company recorded pre-tax restructuring and nonrecurring charges of $42.3 million, $27.8 million after-tax, or 18 cents basic and diluted per share. (See Note 8 and the section on "Consolidated" describing the six months results for additional information on restructuring.)

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

Interest and related expenses decreased $6.7 million, or 20%, reflecting lower interest rates and the repayment of debt using proceeds received from V&S.

The effective income tax rate comparison was distorted by the reversal of a $31.0 million tax reserve as the IRS examinations for the years 1990 - 1992 were effectively concluded in the second quarter, and the restructuring and other nonrecurring charges taken in the second quarter of 2001 and 2000. Excluding these, the effective income tax rates for the three months ended June 30, 2001 and 2000 were 39.5% and 39.4%, respectively. A review and approval of the 1990-1992 examinations by the IRS Joint Committee is anticipated to occur in the second half of 2001 potentially triggering final adjustments related to these examinations.

Net income of $102.9 million, or 67 cents basic and 66 cents diluted per share, compared with net income of $97.4 million, or 61 cents per share, for the same three month period last year.

Income from operations before net gains and charges was $99.7 million, or 65 cents basic per share and 64 cents diluted per share for 2001, compared with $104.4 million, or 65 cents per share for 2000. Income from operations before net gains and charges for three months ended June 30, 2001 represents income before the $42.3 million ($27.8 million after-tax) restructuring and other nonrecurring charges and a $31.0 tax reserve reversal that was no longer required as the audits for the 1990-1992 were effectively concluded in the second quarter. Income from operations before net gains and charges for the three months ended June 30, 2000 represents income before the $11.1 million ($7.0 million after-tax) restructuring and other nonrecurring charges.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Home Products
-------------

Net sales increased $4.5 million, or 1%. The increase was primarily attributable to a slight increase in overall volumes partly offset by higher customer rebates. The overall volume increase reflects higher volume due to line extensions and the introduction of new products partly offset by declines in some existing products. Operating company contribution decreased $5.5 million, or 7%. The decline was primarily attributable to adverse operating leverage and increased freight costs partially offset by the higher sales.

Office Products
---------------

Net sales declined $41.7 million, or 13%. The lower sales resulted from reduced volumes in the U.S. across all product categories and unfavorable foreign exchange rates ($8 million) partially offset by the introduction of new products, an increase in average selling prices and lower rebates. Operating company contribution decreased $3.2 million, or 31%. The decline was a result of adverse operating leverage, the lower sales and unfavorable product mix. These factors were partly offset by restructuring-related savings and declines in selling and advertising and marketing expenses and lower freight costs.

Golf Products
-------------

Net sales decreased $28.4 million, or 9%. The lower sales in the current period were primarily due to lower overall volumes, a mix shift to lower-priced products and unfavorable foreign exchange ($7 million). Additionally, the current year period was negatively impacted by the discontinuance of certain product lines. Operating company contribution declined $15.9 million, or 21%, due to the lower sales, certain product line discontinuances and unfavorable product mix, partly offset by reduced operating expenses.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

Spirits and Wine
----------------

Net sales increased $2.4 million, or 1%, principally as a result of an interim distribution arrangement with V&S due to the formation of the Future Brands joint venture and an increase in average selling prices. These benefits were partly offset by unfavorable foreign exchange rates ($8 million) and lower overall volumes, including continued declines in our Scotch whisky business in Europe.

Operating company contribution increased $3.6 million, or 5%. These results benefited from favorable price changes in the United States and a decline in general and administrative expenses, partly offset by an increase in brand spending and the foreign exchange impact of a strong U.S. dollar ($2 million).

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------------------

CAUTIONARY STATEMENT
--------------------

This annual report contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, challenges in the integration of acquisitions and joint ventures, risks associated with the Company's implementation of the repositioning plan for ACCO World Corporation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Individual Cases

          On August 1, 2001, there were approximately 97 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 93 such cases as of March 1, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Class Actions

          As of August 1, 2001, there were approximately 22 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 18 such cases on March 1, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Health Care Cost Recovery Actions

          As of August 1, 2001, there were approximately four health care cost recovery actions pending in which Registrant had been name as one of the defendants, compared with approximately four such cases as of March 1, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Conclusion

          Management believes that there are meritorious defenses to the above-mentioned pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested. However, it is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of Registrant as long as the Indemnitors continue to fulfill their obligations to indemnify Registrant under the aforementioned indemnification agreement.

          (b) Reference is made to Note 10, "Pending Litigation", in the Notes to Condensed Consolidation Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   --------------------------------------------------------

          There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          (a)  The Annual Meeting of Stockholders was held on April 24, 2001.

          (b) Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class III directors, Ms. Anne M. Tatlock, Norman H. Wesley and Mr. Peter M. Wilson, were duly elected at the 2001 Annual Meeting for a term of office expiring at the 2004 Annual Meeting. The term of office of the Class I directors, Mr. Thomas C. Hays, Mr. Sidney Kirschner, Mr. Mr. Gordon R. Lohman and Mr. Charles H. Pistor, and the term of office of the Class II directors, Ms. Patricia O. Ewers, Mr. John W. Johnstone, Jr., Mr. Eugene A. Renna and Mr. David M. Thomas also continued after the 2001 Annual Meeting.

          (c) (i) The three nominees for Class III directors were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Ms. Tatlock: 133,059,041 votes for and 1,220,462 votes withheld; (B) Mr. Wesley: 133,057,916 votes for and 1,221,587 votes withheld; (C) Mr. Wilson:
               133,061,675 votes for and 1,217,828 votes withheld;

               (ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP independent accountants of Registrant for the year 2001, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 132,752,905 affirmative votes; 912,975 negative votes; and 613,623 votes abstained.

               (iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the Registrant's 2002 Non-Employee Director Stock Option Plan, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 118,645,049 affirmative votes; 14,030,270 negative votes; and 1,581,573 votes abstained.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
-------        ---------------------------------

     (a)  Exhibits

10a1. Five-Year Revolving Credit Agreement, dated as of July 12, 2001, by and among Registrant and Fortune Brands Finance UK, plc as Borrowers, The Chase Manhattan Bank as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders.

10b1. 364-Day Revolving Credit Agreement, dated as of July 12, 2001, by and among Registrant as Borrower, The Chase Manhattan Bank as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders.

  12.     Statement re computation of ratio of earnings to fixed charges.

  15. Letter from PricewaterhouseCoopers LLP dated August 10, 2001 re unaudited financial information.

  99.     List of Pending/Terminated Cases.


          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K
          -------------------

Registrant filed a Current Report on Form 8-K, dated April 19, 2001, in respect of Registrant's press release dated April 19, 2001 announcing Registrant's financial results for the three month period ended March 31, 2001 (Items 5 and 7
(c)).

Registrant filed a Current Report on Form 8-K, dated June 15, 2001, in respect of certain transactions between Vin & Sprit AB, Registrant and their subsidiaries.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  FORTUNE BRANDS, INC.
                                                  --------------------
                                                       (Registrant)


Date:  August 14, 2001                            By /s/ C. P. Omtvedt
     -------------------                            --------------------
                                                  C. P. Omtvedt
                                                  Senior Vice President
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

                                                                   Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------

10a1. Five-Year Revolving Credit Agreement, dated as of July 12, 2001, by and among Registrant and Fortune Brands Finance UK, plc as Borrowers, The Chase Manhattan Bank as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders.

10b1. 364-Day Revolving Credit Agreement, dated as of July 12, 2001, by and among Registrant as Borrower, The Chase Manhattan Bank as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders.

  12.     Statement re computation of ratio of earnings to fixed charges.

  15. Letter from PricewaterhouseCoopers LLP dated August 10, 2001 re unaudited financial information.

  99.     List of Pending/Terminated Cases.