Form 10-Q
period 2001-09-30
FORTUNE BRANDS INC
filed 2001-11-13
CIK 789073

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


For the quarterly period                           Commission file number 1-9076
ended September 30, 2001

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at October 31, 2001 was 148,588,599 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)

                                                September 30,  December 31,
                                                     2001          2000
                                                -------------  ------------
                                                 (Unaudited)

Assets
  Current assets
   Cash and cash equivalents                       $   64.7      $   20.9
   Accounts receivable, net                           946.2         952.1

   Inventories
    Bulk whiskey                                      299.4         297.9
    Other raw materials, supplies and
     work in process                                  267.2         303.7
    Finished products                                 447.7         477.6
                                                   --------      --------
                                                    1,014.3       1,079.2

  Other current assets                                226.7         212.3
                                                   --------      --------
    Total current assets                            2,251.9       2,264.5

  Property, plant and equipment, net                1,208.5       1,205.1

  Intangibles resulting from
   business acquisitions, net                       1,946.9       1,989.4

  Other assets                                        344.1         305.1
                                                   --------      --------
   Total assets                                    $5,751.4      $5,764.1
                                                   ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)

                                                   September 30,   December 31,
                                                       2001           2000
                                                   ------------    -----------
                                                    (Unaudited)

Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                            $    30.7       $    41.7
  Commercial paper                                      280.3           751.9
  Current portion of long-term debt                       1.3            12.4
  Accounts payable                                      346.8           291.8
  Accrued taxes                                         507.3           387.3
  Accrued expenses and other liabilities                555.1           554.8
                                                    ---------       ---------
   Total current liabilities                          1,721.5         2,039.9

Long-term debt                                          951.2         1,151.8
Deferred income                                         234.0               -
Deferred income taxes                                       -            54.9
Postretirement and other liabilities                    368.3           367.2
                                                    ---------       ---------
   Total liabilities                                  3,275.0         3,613.8
                                                    ---------       ---------

Minority interest in consolidated                       390.3            14.4
 subsidiaries

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                          8.7             9.2
 Common stock, par value $3.125 per
  share, 229.6 shares issued                            717.4           717.4
Paid-in capital                                         115.6           125.9
Accumulated other
 comprehensive loss                                     (89.7)          (79.6)
Retained earnings                                     4,028.6         3,919.7
Treasury stock, at cost                              (2,694.5)       (2,556.7)
                                                    ---------       ---------
   Total stockholders' equity                         2,086.1         2,135.9
                                                    ---------       ---------

    Total liabilities and
      stockholders' equity                          $ 5,751.4       $ 5,764.1
                                                    =========       =========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Nine Months Ended September 30, 2001 and 2000
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                         2001           2000
                                                       --------       --------

Net sales                                            $   4,206.7    $   4,251.5

 Cost of products sold                                   2,300.7        2,273.1
 Excise taxes on spirits and wine                          265.2          254.3
 Advertising, selling, general and
  administrative expenses                                1,123.2        1,151.4
 Amortization of intangibles                                47.4           59.6
 Restructuring charges                                      12.0           10.2
 Interest and related expenses                              79.1          100.5
 Other expenses, net                                        (9.2)           2.8
                                                     -----------    -----------
Income before income taxes                                 388.3          399.6

  Income taxes                                             123.8          161.1
  Minority interests                                         7.3            3.5
                                                     -----------    -----------
Net Income                                           $     257.2    $     235.0
                                                     ===========    ===========



Earnings per Common share

     Basic                                           $      1.68    $      1.48
                                                     ===========    ===========

     Diluted                                         $      1.65    $      1.46
                                                     ===========    ===========

Dividends paid per Common share                      $       .72    $       .69
                                                     ===========    ===========
Average number of Common shares outstanding
     Basic                                                 152.7          158.6
                                                     ===========    ===========
     Diluted                                               156.1          161.0
                                                     ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended September 30, 2001 and 2000
             ------------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                         2001          2000
                                                      ---------      ---------

Net sales                                             $ 1,472.3      $ 1,397.5

   Cost of products sold                                  826.0          754.6
   Excise taxes on spirits and wine                        93.8           83.7
   Advertising, selling, general and
     administrative expenses                              363.7          375.0
   Amortization of intangibles                             15.9           19.8
   Restructuring charges                                      -            2.1
   Interest and related expenses                           20.2           34.8
   Other expenses, net                                     (6.5)           1.6
                                                      ---------      ---------
Income before income taxes                                159.2          125.9

   Income taxes                                            62.5           51.5
   Minority interests                                       3.9            1.1
                                                      ---------      ---------
Net income                                            $    92.8      $    73.3
                                                      =========      =========
Earnings per Common share

   Basic                                              $    0.61      $    0.47
                                                      =========      =========

   Diluted                                            $    0.60      $    0.46
                                                      =========      =========

Dividends paid per Common share                       $     .24      $     .23
                                                      =========      =========
Average number of Common shares outstanding
   Basic                                                  151.6          156.5
                                                      =========      =========
   Diluted                                                155.4          158.8
                                                      =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Nine Months Ended September 30, 2001 and 2000
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)

                                                            2001        2000
                                                         ---------   ---------
Operating activities
 Net income                                              $   257.2   $   235.0
 Depreciation and amortization                               165.1       177.2
 Restructuring charges                                        12.0        10.2
 Decrease in accounts receivable                               8.0        36.2
 Decrease (increase) in inventories                           60.2       (82.2)
 Decrease in accounts payable, accrued
  expenses and other liabilities                             (35.6)      (54.9)
 Increase (decrease) in accrued taxes                        117.0        (8.4)
 Other operating activities, net                             (94.3)      (31.8)
                                                         ---------   ---------
  Net cash provided from operating activities                489.6       281.3

Investing activities
 Additions to property, plant and equipment                 (128.6)     (144.3)
 Acquisitions and investment in joint venture,
   net of cash acquired                                       (6.5)      (25.6)
 Proceeds from contribution of assets to
   joint venture                                             270.0           -
 Other investing activities, net                              (5.6)       13.2
                                                         ---------   ---------
  Net cash provided (used) by investing activities           129.3      (156.7)
                                                         ---------   ---------

Financing activities
 Proceeds from sale of minority interest in
   wholly-owned subsidiary                                   375.0           -
 (Decrease) increase in short-term debt, net                (681.8)      223.9
 Borrowings (Repayments) of long-term debt, net             (11.7)      (41.9)
 Dividends to stockholders                                  (110.7)     (110.4)
 Cash purchases of Common stock for treasury                (173.3)     (185.6)
 Proceeds received from exercise of stock options             32.3         1.8
 Other financing activities, net                                 -         0.5
                                                         ---------   ---------
  Net cash used by financing activities                     (570.2)     (111.7)
                                                         ---------   ---------
Effect of foreign exchange rate changes on cash               (4.9)        0.1
                                                         ---------   ---------
 Net increase in cash and cash equivalents                    43.8        13.0

Cash and cash equivalents at beginning of period              20.9        71.9
                                                         ---------   ---------
Cash and cash equivalents at end of period               $    64.7   $    84.9
                                                         =========   =========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the Nine Months Ended September 30, 2001 and 2000
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)


                                          $2.67                              Accumulated
                                    Convertible                                    other                      Treasury
                                      Preferred     Common      Paid-in    comprehensive        Retained        stock,
                                          stock      stock      capital             loss        earnings       at cost        Total
====================================================================================================================================
Balance at December 31, 1999             $ 9.9      $717.4      $130.8           $(14.9)       $4,205.2      $(2,310.2)    $2,738.2

Comprehensive income
    Net income                               -           -           -                -           235.0              -        235.0
    Foreign currency adjustments             -           -           -            (61.0)              -              -        (61.0)
                                         -----      ------      ------           ------        --------       --------     --------
Total comprehensive (loss) income            -           -           -            (61.0)          235.0              -        174.0
                                         -----      ------      ------           ------        --------       --------     --------
Dividends                                    -           -           -                -          (148.1)             -       (148.1)
Purchases                                    -           -           -                -               -         (188.2)      (188.2)
Conversion of preferred stock and
    delivery of stock plan shares         (0.5)          -        (4.0)               -               -            7.1          2.6
                                         -----      ------      ------           ------        --------      ---------     --------
Balance at September 30, 2000            $ 9.4      $717.4      $126.8           $(75.9)       $4,292.1      $(2,491.3)    $2,578.5
                                         =====      ======      ======           ======        ========      =========     ========



Balance at December 31, 2000             $ 9.2      $717.4      $125.9           $(79.6)       $3,919.7      $(2,556.7)    $2,135.9

Comprehensive income
    Net income                               -           -           -                -           257.2              -        257.2
    Foreign currency adjustments             -           -           -            (10.1)              -              -        (10.1)
                                         -----      ------      ------           ------        --------       --------     --------
Total comprehensive (loss) income            -           -           -            (10.1)          257.2              -        247.1
                                         -----      ------      ------           ------        --------       --------     --------
Dividends                                    -           -           -                -          (148.3)             -       (148.3)
Purchases                                    -           -           -                -               -         (181.8)      (181.8)
Conversion of preferred stock and
    delivery of stock plan shares         (0.5)          -       (10.3)               -               -           44.0         33.2
                                         -----      ------      ------           ------        --------      ---------     --------
Balance at September 30, 2001            $ 8.7      $717.4      $115.6           $(89.7)       $4,028.6      $(2,694.5)    $2,086.1
                                         =====      ======      ======           ======        ========      =========     ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

       The condensed consolidated balance sheet as of September 30, 2001, the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of cash flows and stockholders' equity for the nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and other nonrecurring charges and normal recurring items. Interim results may not be indicative of results for a full year.

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

2.   Reclassifications

     Certain reclassifications were made to the prior year income statements for the three months and nine months ending September 30, 2000.

3.   Accounting Changes

     Derivative Financial Instruments
     --------------------------------

       Effective January 1, 2001, the Company adopted FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment FAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Accounting Changes (Continued)

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

          The impact of the adoption of FAS 133 and 138 on January 1, 2001, was not material. Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the three and nine months ended September 30, 2001, minimal gain amounts were reclassified to cost of sales. The Company estimates that $1.1 million of derivative loss included in OCI will be reclassified to earnings within the next twelve months.

     Foreign Currency Risk

       Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Pound sterling, the Euro, the Canadian dollar and the Australian dollar.

     Interest Rate Risk

       The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense. As of September 30, 2001, the Company did not have any outstanding interest rate swap agreements.

     Net Sales
     ---------

       Net sales reflect the effect of a reclassification of amounts billed to cover shipping and handling costs and sales incentives

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Accounting Changes (Concluded)

     provided to customers primarily from the category "advertising, selling and general and administrative expenses". These reclassifications, which reduced reported net sales by $5.8 and $16.2 million for the three months and nine months ending September 30, 2000, respectively, were required by the Emerging Issues Task Force Issue No. 00-10 and No. 00-22. These reclassifications did not result in a change in the Company's operating company contribution, earnings or earnings per share in any of the periods presented.

4.   Joint Ventures

       On May 31, 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden (V&S) creating a joint venture, named Future Brands LLC (the "LLC"), to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to Beam's U.S. distribution network and to acquire a 49% interest in the LLC and paid $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW") in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S is convertible into 10% of the JBBW common stock and has voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, Jim Beam Brands Co., or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of the LLC as deferred income and the resulting tax on sale as a deferred income tax asset. Starting in June 2001, these amounts will be amortized to other (income) expenses, net on a straight-line basis over the next ten years as JBBW has continuing operating obligations to the joint venture.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Joint Ventures (Continued)

     JBBW made a cash investment of $28.6 million in 1999 and $25.6 million in 2000 towards its total investment of $110 million in Maxxium.

5.   Income Taxes

     The Company recorded a tax reserve reversal of $31.0 million during the second quarter of 2001, as the IRS examinations for the years 1990 through 1992 were effectively concluded during the second quarter. A review and approval of the 1990 through 1992 examinations by the IRS Joint Committee occurred subsequent to the end of the third quarter of 2001, which will trigger a one-time non-operating final adjustment in the form of interest income of approximately $17 million (after-tax) to be recorded in the fourth quarter.

6.   Information on Business Segments

       Net sales and operating company contribution are as follows:

                                      Nine Months Ended September 30,
                                      -------------------------------
                                                           Operating
                                         Net                Company
                                        Sales             Contribution
                                    -------------         ------------
                                   2001       2000       2001      2000
                                   ----       ----       ----      ----
                                               (In millions)

          Home products          $1,548.0   $1,553.0    $225.9    $241.2
          Office products           911.5    1,027.9      27.9      49.2
          Golf products             772.9      805.6     117.6     137.9
          Spirits and wine          974.3      865.0     206.6     196.7
                                 --------   --------    ------    ------
                                 $4,206.7   $4,251.5    $578.0    $625.0
                                 ========   ========    ======    ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Information on Business Segments (Continued)


                                      Three Months Ended September 30,
                                      --------------------------------
                                                           Operating
                                         Net                Company
                                        Sales             Contribution
                                    -------------         ------------
                                   2001       2000       2001      2000
                                   ----       ----       ----      ----
                                               (In millions)

          Home products          $  539.3   $  528.5    $ 87.6    $ 84.1
          Office products           321.5      365.4      13.3      23.2
          Golf products             218.3      212.0      25.8      25.5
          Spirits and wine          393.2      291.6      72.7      71.2
                                 --------   --------    ------    ------
                                 $1,472.3   $1,397.5    $199.4    $204.0
                                 ========   ========    ======    ======

     Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

       A reconciliation of operating company contribution to consolidated income before income taxes is as follows:

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2001           2000
                                                  ------         ------
                                                       (In millions)

         Operating company contribution           $ 578.0       $  625.0
         Amortization of intangibles                 47.4           59.6
         Restructuring and other
           nonrecurring charges                      42.3           30.4
         Interest and related expenses               79.1          100.5
         Non-operating expenses                      20.9           34.9
                                                  -------       --------
           Income before income taxes             $ 388.3       $  399.6
                                                  =======       ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Information on Business Segments (Concluded)

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2001           2000
                                                  ------         ------
                                                       (In millions)

         Operating company contribution           $199.4         $204.0
         Amortization of intangibles                15.9           19.8
         Restructuring and other
           nonrecurring charges                        -           12.3
         Interest and related expenses              20.2           34.8
         Non-operating expenses                      4.1           11.2
                                                  ------         ------
           Income before income taxes             $159.2         $125.9
                                                  ======         ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Earnings Per Share

          The computation of basic and diluted earnings per common share for "Net income" is as follows:

                                                        Nine Months Ended                 Three Months Ended
                                                          September 30,                      September 30,
                                                        -----------------                 ------------------
                                                        2001          2000                 2001         2000
                                                        ----          ----                 ----         ----
                                                             (In millions, except per share amounts)
         Net income                                    $257.2        $ 235.0              $ 92.8        73.3
           Less:  Preferred stock dividends               0.6            0.6                 0.2         0.2
                                                       ------        -------              ------      ------
         Income available to Common
           stockholders - basic                         256.6          234.4                92.6        73.1
         Convertible Preferred stock
           dividend requirements                          0.6            0.6                 0.2         0.2
                                                       ------        -------              ------      ------
         Income available to Common
           stockholders - diluted                      $257.2        $ 235.0              $ 92.8      $ 73.3
                                                       ======        =======              ======      ======

         Weighted average number of Common
           shares outstanding - basic                   152.7          158.6               151.6       156.5
         Conversion of Convertible
           Preferred stock                                1.8            2.0                 1.8         1.9
         Exercise of stock options                        1.6            0.4                 2.0         0.4
                                                       ------        -------              ------      ------
         Weighted average number of Common
           shares outstanding - diluted                 156.1          161.0               155.4       158.8
                                                       ======        =======              ======      ======

         Earnings per Common share
              Basic                                    $ 1.68        $  1.48              $ 0.61      $ 0.47
                                                       ======        =======              ======      ======
              Diluted                                  $ 1.65        $  1.46              $ 0.60      $ 0.46
                                                       ======        =======              ======      ======

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 8.  Restructuring and Other Nonrecurring Charges (Continued)

          Reconciliation of the 1999 restructuring program, as of September 30, 2001 is as follows:

                                 Balance at         2001              Cash          Non-Cash        Balance at
                                  12/31/00        Provision       Expenditures     Write-offs        9/30/01
                                 ----------      ----------       ------------     ----------       ---------
                                                                  (In millions)
Rationalization of
  operations
    Employment
      termination costs (1)        $ 14.3         $      -          $  (9.1)        $ (0.6)           $  4.6
International distribution
  and lease agreements (2)            7.6                -             (1.4)          (5.6)              0.6
Loss on disposal of assets            1.6                -                -           (1.1)              0.5
                                   ------         --------          -------         ------            ------
                                   $ 23.5         $      -          $ (10.5)        $ (7.3)           $  5.7
                                   ======         ========          =======         ======            ======


          (1) Of the 2,307 positions planned for elimination, 2,277 had been eliminated as of September 30, 2001.

          (2) $5.4 of the $5.6 classified as non-cash write-offs for the nine months ending September 30, 2001 represents the reclassification of lease payments on various lease agreements to long-term.


          The Company expects that substantially all remaining payments will be made within the next twelve months.

     Restructuring and Other Nonrecurring Charges Program - 2001
     ------------------------------------------------------------
     (Office Products)
     -----------------

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  8.     Restructuring and Other Nonrecurring Charges (Concluded)

         As a result of this plan, the Company recorded total pre-tax restructuring and other nonrecurring charges of $42.3 million, during the nine months ended September 30, 2001, as follows:

                                                             Nine Months Ended
                                                             September 30, 2001
                                             ------------------------------------------------
                                                                         Nonrecurring
                                                                  --------------------------
                                                                  Cost of            SG&A
                                                Restructuring     Sales Charges      Charges      Total
                                                -------------     -------------      -------      -----
                                                                  (In millions)
          Office products                         $12.0                $17.8          $12.5       $ 42.3
                                                  -----                -----          -----       ------
                     Total                        $12.0                $17.8          $12.5       $ 42.3
                                                  =====                =====          =====       ======

               The charges principally relate to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options for the office products business and workforce reduction initiatives across its operations.

               Reconciliation of the 2001 restructuring program, as of September 30, 2001, is as follows:

                                                                   Nine Months Ended
                                                                  September 30, 2001
                                                                  ------------------

                                                      2001               Cash            Non-Cash       Balance at
                                                   Provision         Expenditures       Write-offs       9/30/01
                                                   ----------        ------------       ----------      ----------
Rationalization of
   operations
     Employment
       termination costs (1)                          $   3.5             $ (1.5)           $    -          $  2.0
     Other                                                2.0                  -                 -             2.0
Loss on disposal of assets                                6.5               (0.1)             (1.5)            4.9
                                                      -------             -------           ------          ------
                                                      $  12.0             $ (1.6)           $ (1.5)         $  8.9
                                                      =======             =======           ======          ======

          (1) Of the 317 positions planned for elimination, 274 had been eliminated as of September 30, 2001.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

9.   Comprehensive Loss

       The components of accumulated other comprehensive loss are as follows:

                                       Foreign          Minimum            Accumulated
                                      Currency     pension liability   other comprehensive
                                     Adjustments      adjustment              loss
                                    ------------   -----------------   -------------------
                                                     (In millions)
Balance at December 31, 1999           $(11.9)          $ (3.0)              $(14.9)
Changes in nine months                  (61.0)               -                (61.0)
                                       -------          -------              -------
Balance at September 30, 2000          $(72.9)          $ (3.0)              $(75.9)
                                       =======          =======              =======

Balance at December 31, 2000           $(75.4)          $ (4.2)              $(79.6)
Changes in nine months                  (10.1)               -                (10.1)
                                       -------          -------              -------
Balance at September 30, 2001          $(85.5)          $ (4.2)              $(89.7)
                                       =======          =======              =======

       Included in the foreign currency adjustments balance at September 30, 2001 is total deferred derivative loss of $1.1 million. (See Note 3.)

       For the three month periods ended September 30, 2001 and 2000, total comprehensive income resulted in income of $109.5 million and $54.7 million, respectively.

10.  Subsequent Event

     On October 16, 2001, the Company announced that Jim Beam Brands Worldwide, Inc. sold its U.K.-based Scotch whisky business for $290 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes) and operating company contribution of approximately $38 million in 2000. The Company will record an after-tax gain of approximately $20 million. The Company anticipates that the sale will have no effect on the U.S. or international distribution of Jim Beam Brands Worldwide's remaining brand portfolio.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Pending Litigation

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

     To the Board of Directors and Stockholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and its Subsidiaries as of September 30, 2001, the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and September 30, 2000, and the condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 2001 and September 30, 2000. These financial statements are the responsibility of the Company's management.

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




Chicago, Illinois 60601
October 17, 2001

Item 2.
------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------
      Results of Operations for the Nine Months Ended September 30, 2001 as
              Compared to the Nine Months Ended September 30, 2000
    -----------------------------------------------------------------------
                                                     Operating Company
                                Net Sales             Contribution(1)
                           -----------------     ------------------------
                           2001         2000          2000      1999
                           ----         ----          ----      ----
                                           (In millions)

Home products           $ 1,548.0    $ 1,553.0       $225.9    $241.2
Office products             911.5      1,027.9         27.9      49.2
Golf products               772.9        805.6        117.6     137.9
Spirits and wine            974.3        865.0        206.6     196.7
                        ---------    ---------       ------    ------
                        $ 4,206.7    $ 4,251.5       $578.0    $625.0
                        =========    =========       ======    ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-down of goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales decreased $44.8 million, or 1%, principally on volume declines in certain existing product lines, primarily in the office, home and golf segments and unfavorable foreign exchange ($65 million). The decline was partly offset by the introduction of new products, line extensions and an increase in average selling prices. On a comparable basis with the prior year period, excluding the impact of the revenues recorded under the interim distribution arrangement with Vin & Sprit, net sales would have declined 4%. Operating company contribution decreased $47.0 million, or 8%, on the lower volumes in certain existing product lines that were spread across our existing fixed cost base, lower margins, particularly in the golf segment, and unfavorable foreign exchange rates ($12 million).

As a result of an uncertain U.S. economic outlook and generally weak economic conditions, particularly after the events of September 11, it is difficult to predict consumer spending trends and the effect they may have

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

on our businesses, if any, for the fourth quarter of 2001 and leading into 2002.

We experienced increases in deferred income and minority interest in consolidated subsidiaries as of September 30, 2001 as compared with December 31, 2000. The change in deferred income arose from the payment of $270 million from Vin & Sprit, the maker of Absolut vodka, to gain access to Beam's U.S. distribution network and to acquire a 49% interest in Future Brands, LLC. This amount will be amortized to other (income) expenses, net on a straight-line basis over the next ten years as Jim Beam Brands Worldwide has continuing operating obligations to the joint venture.

On October 16, 2001, the Company announced that Jim Beam Brands Worldwide, Inc. sold its U.K.-based Scotch whisky business for $290 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes) and operating company contribution of approximately $38 million in 2000. The Company will record an after-tax gain of approximately $20 million. The Company anticipates that the sale will have no effect on the U.S. or international distribution of Jim Beam Brands Worldwide's remaining brand portfolio.

In connection with the repositioning of the office products business, we recorded for the nine months ended September 30, 2001 pre-tax restructuring and other nonrecurring charges of $42.3 million, $27.8 million after-tax, or 18 cents per share. These charges principally related to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options and workforce reduction initiatives across its operations.

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

Interest and related expenses decreased $21.4 million, or 21%, primarily due to lower interest rates and the repayment of debt using proceeds received from Vin & Sprit.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

The effective income tax rate of 39.3% for the nine months ended September 30, 2001 excludes the reversal of a $31.0 million tax reserve as the IRS examinations for the years 1990 through 1992 were effectively concluded in the second quarter with final adjustments recorded in the fourth quarter of 2001 (see below), and the restructuring and other nonrecurring charges taken in the second quarter of 2001 and the first nine months of 2000. This compared to the effective tax rate of 40.4% for the nine months ended September 30, 2000. Subsequent to the third quarter of 2001, the IRS Joint Committee approved the 1990 through 1992 examinations which will trigger a one-time non-operating final adjustment in the form of interest income of approximately $17.0 million (after-tax) to be recorded in the fourth quarter.

Net income of $257.2 million, or $1.68 basic and $1.65 diluted per share, compared with a net income of $235.0 million, or $1.48 basic and $1.46 diluted per share, for the same nine month period last year. Income from operations before net gains and charges was $254.1 million, or $1.66 basic and $1.63 diluted per share, for 2001, compared with $254.2 million, or $1.60 basic and $1.58 diluted per share, for 2000.

Income from operations before net gains and charges for the nine months ended September 30, 2001 represents income before the $42.3 million ($27.8 million after-tax) restructuring and other nonrecurring charges and a $31.0 tax reserve reversal that was no longer required as the audits for 1990 through 1992 were effectively concluded in the second quarter. Income from operations before net gains and charges for the nine months ended September 30, 2000 represents income before the $30.4 million ($19.2 million after-tax) restructuring and other nonrecurring charges.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, we will no longer be required to amortize goodwill and certain intangible assets as a charge to earnings. In addition, we will be required to review goodwill and other intangible assets for potential impairment. We are currently in the process of quantifying the impact of the new standard. However, we currently anticipate that substantially all amortization of goodwill will be eliminated.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Home Products
-------------

Net sales were essentially flat with the previous year. Increased sales attributable to line extensions, the introduction of new products and higher average selling prices were offset by volume declines in certain existing product lines, higher customer rebates and unfavorable foreign exchange rates ($4 million). Operating company contribution decreased $15.3 million, or 6%. The decline in operating company contribution was principally due to adverse operating leverage, higher operating expenses and unfavorable product mix.

Our home products business may be impacted by the uncertain U.S. economic outlook and its potential impact on the housing and remodeling markets, particularly following the events of September 11.

Office Products
---------------

Net sales declined $116.4 million, or 11%. The decrease resulted principally from lower volumes in the United States across all product categories, including discontinuing certain unprofitable product lines, unfavorable product mix and lower average foreign exchange rates ($28 million). These factors were partially offset by the introduction of new products, an increase in average selling prices and lower rebates. Operating company contribution decreased $21.3 million, or 43%. The decrease was primarily attributable to adverse operating leverage, lower sales and unfavorable foreign exchange rates ($2 million). These factors were partially offset by reduced operating expenses and savings achieved as a result of restructuring actions.

Sales of our office products business during 2001 have been negatively impacted by reductions in inventory levels by retail customers, store closures and a slowing of the growth in new store openings by several major customers. These factors, in combination with an uncertain U.S. economic outlook, particularly the weak economic conditions following the events of September 11, may continue to further negatively impact sales of our office products business in future quarters.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Office Products (Concluded)
---------------

In October 2000, we announced that we were exploring strategic options for our office products group. We have decided not to divest our office products business at this time due to weakness in the overall economy and current conditions in the office products industry. We have begun implementing a plan to improve both financial results and the long-term value of the business. Under this plan, our office products group will realign and streamline its North American operations, intensify its focus on growing profitable core product categories, divest or discontinue non-strategic and low-return product categories and reduce overhead expenses and excess capacity. As a result of this plan, the Company recorded total pre-tax restructuring and other nonrecurring charges of $42.3 million, $27.8 million after-tax, during the second quarter. While no charges were recorded during the third quarter, the Company is currently evaluating additional restructuring alternatives, which will result in additional charges, including charges of approximately $25 million that the Company expects to record over the course of the fourth quarter of 2001 and the first quarter of 2002. We foresee first-year savings in the range of $10 to 15 million as a result of these charges.

Golf Products
-------------

Net sales decreased $32.7 million, or 4%, on volume declines, price competition and lower average selling prices as well as lower average foreign exchange ($17 million). These declines were partially offset by new product introductions in golf balls, golf clubs and golf shoes coupled with line extensions. In addition, retail sell-through was adversely affected by unfavorable weather conditions resulting in a decline in rounds played. Operating company contribution decreased $20.3 million, or 15% on the lower sales, certain product line discontinuances and unfavorable foreign exchange ($2 million), partly offset by reduced operating expenses.

Our golf products business may be impacted in future quarters by the uncertain U.S. economic outlook and by a potential reduction of rounds of play at resort locations due to a slowdown in the travel industry, particularly as a result of weak U.S. economic conditions after September 11.

Competitors whose products have significant brand awareness have introduced golf balls into their product offerings in the past three years. Our share of the domestic golf ball market fell by approximately 2% in 2000, as the golf ball industry experienced increased price

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Golf Products (Concluded)
-------------

competition. Largely as a result of the success of the Pro V1 golf ball, our golf ball share is trending positively in 2001. It is not possible to predict the long-term effect of these events on our golf ball business, but continued new product introductions, such as the Pro V1 and the recently introduced NXT, as well as significant research and development and marketing expenditures to defend and recover ball market share, will continue.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Spirits and Wine
----------------

Net sales increased $109.3 million, or 13%, principally as a result of revenues recorded by the spirits and wine business on an interim basis until Vin & Sprit's U.S. subsidiary is fully operational, as well as volume increases in certain existing product lines and price increases in our Jim Beam Bourbon and DeKuyper product lines. On a comparable basis with the prior year period, excluding the impact of the revenues recorded under the interim distribution arrangement with Vin & Sprit, net sales would have had an adjusted improvement of 1%. These benefits were partially offset by adverse foreign exchange rates ($16 million). The volume increases included gains in our Jim Beam pre-mix product in Australia, cordials in the United Kingdom and premium and super-premium product lines in the United States. These benefits were partly offset by the continued weakness of our Scotch whisky business in Europe and a decline in bulk wine sales.

Operating company contribution increased $9.9 million, or 5%, on the higher average selling prices, volume increases in certain existing product lines and lower selling costs as a result of the Future Brands joint venture (as discussed below) partly offset by adverse foreign exchange rates ($7 million) and transition costs associated with the new joint venture.

On October 16, 2001, the Company announced that Jim Beam Brands Worldwide, Inc. sold its U.K.-based Scotch whisky business for $290 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes) and operating company contribution of approximately $38 million in 2000. The Company will record an after-tax gain of approximately $20 million. The
Company anticipates that the sale will have no effect on the U.S. or international distribution of Jim Beam Brands Worldwide's remaining brand portfolio.

On May 31, 2001, the Company's spirits and wine business completed transactions with Vin & Sprit creating a joint venture, named Future Brands LLC (the "LLC"), to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to Beam's U.S. distribution network and to acquire a 49% interest in the LLC and paid $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW") in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S is convertible into 10%

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Spirits and Wine (Concluded)
----------------

of the JBBW common stock and has voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, Jim Beam Brands Co., or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of the LLC as deferred income and the resulting tax on sale as a deferred income tax asset. In June 2001, we started to amortize these amounts to other (income) expenses, net on a straight-line basis over the next ten years as JBBW has continuing operating obligations to the joint venture.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities was $489.6 million for the nine months ended September 30, 2001 compared with $281.3 million for the same nine month period last year. The principal reasons for the increase were: reductions in inventory levels, specifically in office and home products, as a result of concerted efforts in inventory management, and timing of taxes associated with the sale of 49% of the LLC to V&S.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $129.3 million, as compared with net cash used of $156.7 million in the same nine month period last year.

Net cash used by financing activities for the nine months ended September 30, 2001 was $570.2 million, as compared with $111.7 in the same nine month period last year. During the nine months ended September 30, 2001, we purchased 5,096,900 shares through open market purchases.

LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

Total debt at September 30, 2001 was $1.3 billion, a decrease of $694.0 million from December 31, 2000. The decline was caused by the repayment of debt using the proceeds received from V&S partially offset by share repurchases ($175 million) and the purchase of certain spirits distribution rights ($7 million). The ratio of total debt to total capital was 37.7% as of September 30, 2001 versus 47.8% as of December 31, 2000. We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Item 2.
------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

     Results of Operations for the Three Months Ended September 30, 2001 as
             Compared to the Three Months Ended September 30, 2000
     -----------------------------------------------------------------------
                                                              Operating
                                   Net Sales          Company Contribution(1)
                             ----------------------   -------------------------
                              2001          2000           2001         2000
                              ----          ----           ----         ----
                                               (In millions)

Home products             $  539.3      $  528.5         $ 87.6       $ 84.1
Office products              321.5         365.4           13.3         23.2
Golf products                218.3         212.0           25.8         25.5
Spirits and wine             393.2         291.6           72.7         71.2
                          --------      --------         ------       ------
                          $1,472.3      $1,397.5         $199.4       $204.0
                          ========      ========         ======       ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net and income taxes.

CONSOLIDATED
------------

Net sales increased $74.8 million, or 5%, principally on the benefits of an interim distribution arrangement with V&S as a result of the formation of the Future Brands joint venture, the introduction of new products, line extensions and an increase in average selling prices. These factors were partly offset by volume declines in certain existing product lines and unfavorable foreign exchange ($12 million). On a comparable basis with the prior year period, excluding the impact of the revenues recorded under the interim distribution arrangement with Vin & Sprit, net sales would have declined 1%. Operating company contribution declined $4.6 million, or 2%, due principally to the volume declines experienced in the office products segment. This weakness was partially offset by lower general and administrative and selling expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

During the three month period ended September 30, 2000, the Company recorded pre-tax restructuring and nonrecurring charges of $12.3 million, $7.7 million after-tax, or five cents basic and diluted per share. (See Note 8 and the section on "Consolidated" describing the nine months results for additional information on restructuring and other nonrecurring charges.)

Interest and related expenses decreased $14.6 million, or 42%, primarily due to lower interest rates and the repayment of debt using proceeds received from V&S.

The effective income tax rate of 39.3% for the three months ended September 30, 2001 compares to 40.9% for the three months ended September 30, 2000, which excludes the restructuring and other nonrecurring charges taken in the third quarter of 2000.

Net income of $92.8 million, or 61 cents basic and 60 cents diluted per share, compared with net income of $73.3 million, or 47 cents basic and 46 cents diluted per share, for the same three month period last year.

Income from operations before net gains and charges was $92.8 million, or 61 cents basic and 60 cents diluted per share for 2001, compared with $81.0 million, or 52 cents basic and 51 cents diluted per share for 2000. Income from operations before net gains and charges for three months ended September 30, 2000 represents income before the $12.3 million ($7.7 million after-tax) restructuring and other nonrecurring charges.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Home Products
-------------

Net sales increased $10.8 million, or 2%. The increase was attributable to line extensions and the introduction of new products partly offset by declines in certain existing product lines and higher customer rebates. Operating company contribution increased $3.5 million, or 4%. The increase reflects the higher sales, benefits realized from the implementation of cost reduction initiatives and lower operating expenses.

Office Products
---------------

Net sales decreased $43.9 million, or 12%. The decline resulted from lower overall volumes as same store sales of major North American office products retailers continued to weaken in the third quarter, certain product line discontinuances and overall economic conditions and lower average foreign exchange rates ($7 million). As far as the volume shortfall, we attribute about half to unprofitable businesses we have exited and about half to the economic slowdown. These factors were mitigated by reduced rebates to customers and higher average selling prices. Operating company contribution decreased $9.9 million, or 43%, on the lower sales, adverse operating leverage and unfavorable product mix, partly offset by reduced operating expenses and restructuring related savings.

Golf Products
-------------

Net sales increased $6.3 million, or 3%. The increase was primarily due to the introduction of new products and improved product mix. This increase was partly offset by a decline in certain existing product lines, product line discontinuances and lower average foreign exchange ($4 million). Operating company contribution was flat as compared with the prior year period. The higher sales were offset by lower overall gross margins due to certain product line discontinuances.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Spirits and Wine
----------------

Net sales increased $101.6 million, or 35%, principally as a result of revenues recorded by the spirits and wine business on an interim basis until Vin & Sprit's U.S. subsidiary is fully operational. On a comparable basis with the prior year period, excluding the impact of the revenues recorded under the interim distribution arrangement with Vin & Sprit, net sales would have had an adjusted improvement of 2%.

Operating company contribution increased $1.5 million, or 2%, on price increases in the United States and volume gains in our Jim Beam pre-mix product in Australia and cordials in the United Kingdom and lower selling costs as a result of the Future Brands joint venture (as discussed above). These factors were partly offset by higher brand advertising and brand support costs and by adverse average foreign exchange rates ($2 million) and transition costs associated with the new joint venture.

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

Individual Cases

          As of November 1, 2001, there were approximately 97 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 93 such cases as of March 1, 2001 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Class Actions

          As of November 1, 2001, there were approximately 22 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 18 such cases on March 1, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Health Care Cost Recovery Actions

          As of November 1, 2001, there were approximately four health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately four such cases as of March 1, 2001, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

          (b) Reference is made to Note 11, "Pending Litigation", in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

10a1. Amendment, dated September 25, 2001, to Fortune Brands, Inc. 1990 Long-Term Incentive Plan.

10b1. Amendment, dated September 25, 2001, to Fortune Brands, Inc. 1999 Long-Term Incentive Plan.

12.       Statement re computation of ratio of earnings to fixed charges.

15. Letter from PricewaterhouseCoopers LLP dated November 13, 2001 re unaudited financial information.

99.       List of Pending/Terminated Cases.

          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K
          -------------------

Registrant filed a Current Report on Form 8-K, dated July 19, 2001, in respect of Registrant's press release dated July 19, 2001 announcing Registrant's financial results for the three month period ended June 30, 2001 (Items 5 and 7
(c)).

Registrant filed a Current Report on Form 8-K, dated August 1, 2001, for purposes of furnishing an investment brochure pursuant to Regulation FD (Items 7(c) and 9).

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FORTUNE BRANDS, INC.
                                                --------------------
                                                   (Registrant)




Date: November 13, 2001                         By /s/ C. P. Omtvedt
      -----------------                            -------------------
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

10a1.    Amendment, dated September 25, 2001, to Fortune
         Brands, Inc. 1990 Long-Term Incentive Plan.

10b1.    Amendment, dated September 25, 2001, to Fortune
         Brands, Inc. 1999 Long-Term Incentive Plan.

12.      Statement re computation of ratio of
         earnings to fixed charges.

15.      Letter from PricewaterhouseCoopers LLP
         dated November 13, 2001 re unaudited
         financial information.

99.      List of Pending/Terminated Cases.