Form 10-K405
period 2001-12-31
FORTUNE BRANDS INC
filed 2002-03-29
CIK 789073

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

For the fiscal year ended December 31, 2001                  Commission file number 1-9076

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

                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 4, 2002, was $6,429,244,478. The number of shares outstanding of Registrant's common stock, par value $3.125 per share, at March 1, 2002, were 149,601,999.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain information contained in the Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 2001 is incorporated by reference into Part I, Part II and Part IV hereof.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 2002 (to be filed not later than 120 days after the end of Registrant's fiscal year) is incorporated by reference into Part III hereof.

                                     PART I

Item 1. Business.

                  (a) General development of business.

                  Registrant is a holding company with subsidiaries engaged in the manufacture, production and sale of home products, spirits and wine, golf products and office products.

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

                  In recent years, Registrant has been engaged in a strategy of seeking to enhance the operations of its principal operating companies. Pursuant to this strategy, on May 31, 2001, Registrant's spirits and wine business completed transactions with V&S Vin & Sprit AB ("V&S"), maker of Absolut Vodka, creating a joint venture, named Future Brands LLC (the "LLC"), to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to our spirits and wine business' U.S. distribution network and to acquire a 49% interest in the LLC, and paid $375 million to purchase a 10% equity interest in Registrant's spirits and wine subsidiary, Jim Beam Brands Worldwide, Inc. ("JBBW"), in the form of convertible preferred stock. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Registrant to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004 or upon a change in control of JBBW, Jim Beam Brands Co. ("Beam"), or certain other events.

                  In 1999, JBBW formed an international sales and distribution joint venture, Maxxium Worldwide B.V. ("Maxxium"), with Remy-Cointreau and Highland Distillers, to distribute and sell spirits in key markets outside the United States. JBBW agreed to contribute assets related to its international distribution network and periodic cash payments with a total estimated value of $110 million in return for a one-third interest in the venture. JBBW's investment of $110 million is contingent upon achievement of certain contractual performance measures, which were not met in 2001. During 1999 and 2000, JBBW made cash investments of approximately $30 million and $25 million in Maxxium. The investments of JBBW in Maxxium were recorded at the book value of assets contributed plus cash invested.

                  Also in 1999, subsidiaries of Registrant completed two acquisitions, one in Registrant's home products business and another in the office products business, for an aggregate cost of $103.6 million in cash, including fees and expenses. In 1998, Registrant's subsidiaries completed three acquisitions of home products, office products and spirits and wine businesses for an aggregate cost of $271.8 million in cash, including fees and expenses. In 1997, Registrant's subsidiaries completed five acquisitions of office products, golf clubs and home products businesses for an aggregate cost of $92 million, including fees and expenses. In 1996, Registrant acquired Cobra Golf Incorporated ("Cobra"), a leading manufacturer of golf clubs, for an aggregate cost of $712 million in cash, including fees and expenses.

                  Registrant has also disposed of subsidiaries having significant revenues but engaged in businesses considered by Registrant to be nonstrategic to its long-term operations. For example, in 1997 Registrant completed the spin-off of Gallaher Group Plc ("Gallaher Group") to Registrant's stockholders. Subsidiaries of Gallaher Group compete in the international tobacco business.

                  In addition, a number of other nonstrategic businesses and product lines have been sold. In 2001, Registrant's spirits and wine business sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. In 1998, one of Registrant's home products subsidiaries sold assets relating to the manufacture of door locks and related hardware. In 1997, one of Registrant's office products subsidiaries sold Sax Arts & Crafts, a marketer to schools of arts and crafts supplies.

                  Registrant continues to pursue its strategy to enhance the operations of its principal operating companies. Registrant actively explores possible acquisitions in fields related to its principal operating companies. Registrant also cannot exclude the possibility of acquisitions in other fields or further dispositions. On October 9, 2000, Registrant announced that it was exploring strategic options for its office products business. The Registrant decided, in April 2001, not to divest its office products business due to weakness in the overall economy particularly impacting the office products industry. Registrant is currently repositioning and restructuring the business to improve both financial results and the long-term value of the business. Under this plan, Registrant's office products business is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity.

                  Registrant reviews on an ongoing basis the portfolio of brands owned by its operating companies and evaluates its options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, Registrant might finance such acquisitions by issuing additional debt or equity securities. The possible additional debt from any acquisitions, if consummated, would increase Registrant's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. Registrant also continues to consider other corporate strategies intended to enhance stockholder value, including share repurchases. Registrant cannot predict whether or when any such strategies might be implemented or what the financial effect thereof might be upon Registrant's debt or equity securities.

                  Another aspect of Registrant's strategy to enhance the operations of its principal operating companies has been to continuously evaluate the productivity of their product lines and existing asset base and actively seek to identify opportunities to improve Registrant's and its subsidiaries cost structure. This strategy led Registrant to record restructuring and other non-recurring charges totaling $98.1 million in 2001. In 2000, Registrant recorded $73 million in pre-tax restructuring and other nonrecurring charges across all segments of its business other than spirits and wine. In 1999, Registrant recorded $196 million in pre-tax restructuring and other nonrecurring charges across all segments of its business. Additionally, in 1997, Registrant recorded $298.2 million in pre-tax restructuring and other nonrecurring charges across all of its principal operating companies.

Cautionary Statement

                  Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, Item 1 -- Business and Item 3 -- Legal Proceedings and in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to:

     -   changes in general economic conditions,
     -   foreign exchange rate fluctuations,
     -   changes in interest rates,
     -   competitive product and pricing pressures,
     -   trade consolidations,
     -   the impact of excise tax increases with respect to distilled spirits,
     -   regulatory developments,
     -   the uncertainties of litigation,
     -   changes in golf equipment regulatory standards,
     - the impact of weather, particularly on the home and golf products groups,

     - expenses and disruptions related to shifts in manufacturing to different locations and sources,
     -   challenges in the integration of acquisitions and joint ventures, and other risks and uncertainties detailed from time to time in Registrant's Securities and Exchange Commission filings.

                  (b) Financial information about industry segments.

                  See Note 15 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 2001 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

                  (c) Narrative description of business.

                   The following is a description of the business of the subsidiaries of Registrant in the industry segments of Home Products, Spirits and Wine, Golf Products and Office Products. For financial information about the above industry segments, see Note 15 "Information on Business Segments" in the Notes to Consolidated Financial Statements contained in the 2001 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.


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

                   MasterBrand Cabinets is engaged in manufacturing ready-to-assemble, stock and semi-custom kitchen cabinets and bathroom vanities.

MasterBrand Cabinets sells under the brand names Aristokraft, Decora', Schrock, Diamond, Kemper and NHB. Sales under the Aristokraft brand name are made in the U.S. primarily direct to large home builders and through stocking distributors for resale to kitchen and bath specialty dealers, lumber and building material dealers, remodelers and builders. Decora' brands are sold primarily in the U.S. to kitchen and bath specialty dealers. The Schrock, Diamond and Kemper brands are primarily sold in the U.S. to home centers and kitchen and bath specialty dealers. NHB markets its products under the brand names Kitchen Classics, The Georgetown Collection, Parkhill and NHB through home centers and kitchen and bath specialty dealers in the U.S. and Canada. MasterBrand Cabinets' competitors include Masco's Merillat, KraftMaid and Mills Pride brands, Armstrong World Industries' Triangle Pacific brand, American Woodmark Corporation and The Omega Group's HomeCrest, KitchenCraft and Omega brands.

                  Master Lock manufactures key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Kryptonite, Hampton, American Lock, Winner and various imports in the padlock segment.

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

                  The continued consolidation of the customer base in the home products industry, for example among home centers and large homebuilders, and increased price competition will continue to present MasterBrand and its competitors with pricing challenges. Customer consolidation will also present opportunities for the most efficient manufacturers and skilled marketers.

                  Our home products business may be impacted in 2002 by the continued uncertain U.S. economic outlook and its potential impact on the U.S. housing and remodeling markets.

Spirits and Wine

                  Jim Beam Brands Worldwide, Inc. is a holding company for subsidiaries in the distilled spirits and wine business. Principal subsidiaries include Jim Beam Brands Co., Jim Beam Brands Greater Europe Limited ("JBBGE") and Jim Beam Brands Australia Pty. Limited.

                  On October 16, 2001, Registrant's spirits and wine business announced that it had sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The business that was sold generated sales of approximately $235 million (including excise taxes) and operating company contribution of approximately $38 million in 2000. The Company recorded an after-tax gain of $21.8 million related to the sale.

                  On May 31, 2001, Registrant's spirits and wine business completed transactions with V&S, maker of Absolut Vodka, creating a joint venture, named Future Brands LLC, to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to Beam's U.S. distribution network and to acquire a 49% interest in the LLC and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Registrant to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004 or upon a change in control of JBBW, Beam, or certain other events.

                  In August 1999, JBBW formed an international sales and distribution joint venture, named Maxxium Worldwide B.V., to distribute and sell premium wines and spirits in key markets outside the United States. At the same time as the formation of the U.S. joint venture announced on May 31, 2001, V&S invested 107 million Euros (approximately $90 million) to acquire a 25% interest in Maxxium.

                  In addition, in August 1998, JBBW purchased the Geyser Peak wine business and adjacent vineyard property. The winery is located in Alexander Valley, Sonoma County, California. Geyser Peak wine brands include Geyser Peak Reserve, Geyser Peak and Canyon Road. In February 1998, JBBW formed a joint venture to distribute the Barwang brand of Australian wines on a global basis, except in Australia and New Zealand.

                  Principal markets for the products of JBBW's subsidiaries are the U.S., the U.K. and Australia. Approximately 91% of JBBW subsidiary sales are to these three markets, with the U.S. and the U.K. representing 76% and 9% of sales, respectively.

                  JBBW's leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, Gilbey's gin and Gilbey's vodka are produced and sold in the U.S. under a license expiring September 30, 2007 and the rights to the Kamchatka vodka brand in California are claimed by another entity.

                  Beam, whose operations are located in the U.S., currently produces, or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka and rum. Beam and its predecessors have been distillers of bourbon whiskey since 1795. Beam's nine leading brand names are Jim Beam Bourbon Whiskey, DeKuyper cordials, Windsor Canadian Supreme Whisky, Kessler American Blended Whiskey, Wolfschmidt Vodka, Lord Calvert Canadian Whisky, Kamchatka vodka, Gilbey's vodka and Gilbey's gin. As discussed above, in 1998 Beam also added wines to its product offerings. Products of JBBW's subsidiaries are sold through various distributors and, in the 18

"control" states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages, through government-controlled liquor authorities.

                  The distilled spirits business is highly competitive, with many brands sold in the consumer market. Management believes that, based on units and sales value, the JBBW group, with four brands that each sell over one million cases worldwide, is the second or third largest producer and marketer of distilled spirits in the U.S. and is among the major competitors worldwide. JBBW's subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences.

                  The Maxxium joint venture, the merger of Grand Metropolitan and Guinness to create Diageo in late 1997 and the sale of the Seagram brands to Diageo and Pernod-Ricard in 2001, and the JBBW-V&S joint venture reflect a trend toward consolidation in the highly competitive global spirits and wine business. The creation of Diageo, and the breadth of its portfolio, as well as the continued consolidation of the supplier, distributor and retailer tiers, may present pricing and service challenges for our subsidiaries and their competitors. It may also present opportunities, particularly for the most efficient and innovative competitors.

                  For many years through 1995, consumption of distilled spirits declined in many countries, including our major market, the U.S. However, since 1996, consumption in the U.S. has been steady or increased slightly, indicating that the historic decline may be reversing. From 1996 through 2001, cases of our spirits products sold by distributors to retailers declined, although the rate of decline has slowed since 1998 to a decrease of 1% in 2001. The number of cases sold may have been affected by our spirits and wine business's historic strength in mid-to-low priced products that may not be fully benefiting from the factors influencing the recent industry trends. Our spirits and wine business has introduced and developed several premium brands in recent years and is focusing on the introduction of additional premium products to its portfolio to capitalize on the fastest growing segment of the spirits and wine industry. The number of cases sold may also have been affected by price increases our spirits and wine business has implemented in recent years to increase profits as compared to unit sales.

                  The principal raw materials for the production, storage and aging of distilled products are primarily corn, other grains, and new oak barrels, and are readily available from a number of sources except that new oak barrels are available from only two major sources, one of which is owned by a competitor. Beam has entered into a long-term supply agreement for new oak barrels.

                  The principal raw materials used in the production of wines are grapes, barrels and packaging materials. Grapes are primarily purchased from independent growers under long-term supply contracts and, from time to time, are adversely affected by weather and other forces that may limit production. In fiscal 2001, approximately 5-10% of Geyser Peak's total grape supply came from company-owned land.

                  Because whiskeys are aged for various periods, generally from three to eight years, subsidiaries of JBBW maintain, in accordance with industry practice, substantial inventories of bulk whiskey in warehouse facilities.

Whiskey production is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand.

                  The production, storage, transportation, distribution and sale of the products of JBBW's subsidiaries are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits and wine in whole or in part. As a result of the publicity surrounding litigation against manufacturers of tobacco products and other class action litigation, some commentators have suggested that other industries, including beverage alcohol, may be the targets of litigation. Registrant believes, and counsel has advised generally, that in the event such actions are commenced, Registrant and its subsidiaries would have meritorious defenses to such suits and they would be vigorously contested.

                  In the U.S., U.K. and many other countries, distilled spirits and wine are subject to federal excise taxes and/or customs duties as well as state, local and other taxes. Beverage alcohol sales are particularly sensitive to higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, the possibility of future increases cannot be ruled out. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

                  At various times in prior years, there has been discussion and legislation introduced to ban U.S. television advertising of spirits. Although no legislation has been enacted, only one broadcast network in the U.S. has recently accepted distilled spirits advertising, and that network imposed substantial conditions to its acceptance. On March 20, 2002, that network announced that it was reversing its decision to accept distilled spirits advertising. (Some local cable stations accept distilled spirits advertising.) JBBW's operating subsidiaries outside the U.S. have conducted broadcast advertising in markets where legal.


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

                  Acushnet and its subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. In golf balls, Acushnet's main competitors are Spalding, Bridgestone, Wilson and

Dunlop/Slazenger and new entrants such as Callaway and Nike. In golf clubs, Callaway, Taylor Made, Ping, Adams, Orlimar, Cleveland, Wilson, Spalding and Mizuno are the main competitors. In golf shoes, Nike, Adidas, Etonic, Dexter, Reebok, Mizuno and Stylo are the main competitors. In golf gloves, Nike, Etonic, Wilson, Dunlop/Maxfli, Kasco, Slazenger, Taylor Made, Mizuno and Bridgestone are the main competitors.

                  In 2001 and 2000, the golf club market was adversely affected by lower customer demand, leading to volume declines and price discounting. The Cobra brand was adversely affected by the competition's aggressive introduction of new products. Acushnet is introducing several new Cobra club models in 2002. Titleist clubs posted sales and profit growth. Conditions in the club market remain very competitive, with major competitors introducing new products and consumers becoming more price conscious. In 2000, aggressive actions were undertaken, including field sales force consolidation and programs to bring Cobra expenses in line with lower demand and to identify further synergies between Titleist and Cobra.

                  In 2001, the golf ball product lines posted record sales and increased market share through the introduction of new products.

                  The golf ball business experienced a product mix shift as Titleist branded golf balls increased 16% while lower-priced Pinnacle golf balls decreased 17%.

                  Competitors with significant brand awareness have introduced golf balls into their product offerings in the past three years and the golf ball industry has experienced price competition, partially as a result of such introductions. Although our golf products business's share of the domestic golf ball market fell slightly during 2000, our golf ball business recovered that market share by the end of 2001, largely as a result of the introduction of the Pro V1 and the recently introduced NXT.

                  The United States Golf Association ("USGA") establishes standards for golf equipment used in competitive play in the United States. On November 2, 1998, the USGA announced the immediate implementation of a new golf club performance rule that established a rebound velocity standard for driving clubs. The Royal and Ancient Golf Club ("R&A") establishes standards for golf equipment used in competitive play outside the United States and Mexico. On September 21, 2000, the R&A issued a Notice to Manufacturers announcing its decision not to adopt the USGA's rebound velocity standard or any new rule or test protocol for driving clubs. The R&A's decision not to adopt the rule implemented by the USGA has resulted in conflicting conformance standards for driving clubs in the United States and the rest of the world. The divergence between the USGA and the R&A on this issue may cause confusion to consumers and could be disruptive to the United States and world markets for driving clubs. In addition, the USGA rule could hamper innovation and make it more difficult to use technological advances to produce USGA conforming products. However, it is not possible to determine whether in the long term the USGA rule or the divergence in rules will have a material effect on the golf club industry and our golf products business.

                  Each of the USGA and the R&A has announced its intention to propose new rules addressing the overall distance standards for golf balls, golf club head size and golf club shaft length. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our golf products business and/or the golf industry. However, the new rules being considered could incorporate rules that would shorten the overall distance that golf balls are allowed to travel and that could hamper innovation in the design and manufacture of golf balls and golf clubs. The adoption of any such rules could materially impact our golf products business and/or the golf industry.

                  There has been considerable recent discussion in the golf trade press regarding the use of a standardized golf ball for professional tournament play and/or the establishment of separate equipment standards for tournament play. The adoption of either concept by one of golf's ruling bodies, a professional tour or individual tournaments could materially impact our golf products business and/or the golf industry.

                  Acushnet's advertising and promotional campaigns rely in part on a large number of touring professionals and club professionals using and endorsing its products. Acushnet has been competing for the endorsement and promotional services of touring professionals. As a result, these costs have risen and may continue to rise.

                  There is currently a substantial market in "knock-off" and counterfeit golf clubs which imitate or copy the protected features of original equipment manufacturers' golf club products. Acushnet has an active program of enforcing its intellectual property rights against those who make or sell such products.


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

                  ACCO Brands, Inc. ("ACCO Brands"), ACCO's primary U.S. operating company, manufactures or sources and sells binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, computer supplies and accessories, labels and presentation products. ACCO Canada Inc. ("ACCO Canada"), a subsidiary of ACCO, manufactures binders and distributes in Canada a range of office products similar to that distributed by ACCO Brands in the U.S. Principal office products brands include ACCO fastener products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads, Perma Products corrugated storage products, Kensington computer accessories and supplies, MACO and Wilson Jones labels and Apollo and Boone presentation products. Products are sold throughout the U.S. and Canada by an in-house sales force and independent representatives to office and computer products wholesalers, retailers, dealers, mail order companies and mass merchandisers. Sales are concentrated in the U.S., Canada and Australia.

                  Subsidiaries of ACCO Europe PLC ("ACCO Europe"), another subsidiary of ACCO, manufacture or source and distribute a wide range of office supplies and machines, storage and retrieval filing systems and presentation products. ACCO Europe's products are sold primarily in the U.K., Ireland, Western Europe and Australia through its subsidiaries' sales forces and through distributors. Principal brands sold by ACCO Europe's subsidiaries include ACCO fastening products, Kensington and ACCO Data computer accessories, Rexel stapling products, Nyrex and Twinlock filing products, Nobo and Sasco presentation products and, in Australia, Marbig, Twinlock, Kensington and Boone products.

                  Day-Timers, Inc. ("Day-Timers"), a subsidiary of ACCO, manufactures personal organizers and planners in the U.S. Management believes Day-Timers is one of the leading direct marketers of time management aids in North America. Products are sold in the U.S. by Day-Timers, and in Canada, Australia and Europe by subsidiaries of Day-Timers, through direct mail advertising, catalogs to consumers and businesses, and electronic commerce. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers. Day-Timers's subsidiary in Australia also conducts time management seminars for personnel of corporations.

                  The office products business is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. The continuing consolidation of both competitors and customers is causing increased pricing pressures and rebates that negatively affect results. Pricing pressures were compounded by the decision of several customers to continue to reduce inventory levels. These conditions persisted throughout 2001 and continue to present challenges for Registrant's office products business and its competitors. Customer rebates, in particular, are expected to increase in 2002.

                  U.S. and European economic softness and demand weakness caused by corporate layoffs coupled with ongoing inventory reductions by major customers have prolonged industry-wide volume challenges. These factors, in combination with an uncertain U.S. economic outlook, may continue to further impact sales of our office products business in future quarters.

                  In October 2000, Registrant announced that it was exploring strategic options, including the potential sale of its office products business. Registrant decided, in April 2001, not to divest its office products business due to weakness in the overall economy particularly impacting the office products industry. Registrant is currently repositioning and restructuring the business to improve both financial results and the long-term value of the business. Under this plan, Registrant's office products business is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity. As a result of this plan, Registrant recorded total pre-tax restructuring and other nonrecurring charges for its office products business of $69.7 million during the year ended December 31, 2001. These initiatives created net positive cash flow and improved use of working capital in 2001. Registrant expects that these restructuring initiatives will generate incremental savings of $15 to $20 million in 2002, and that potential initiatives to reduce the business's manufacturing capacity and distribution infrastructure may result in additional charges.

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

                  Management believes that manufacturing within the office products industry remains highly fragmented. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a regional basis only. Many manufacturers supply a relatively narrow range of products. ACCO's key competitors on a worldwide basis include Avery Dennison, Esselte, Newell Rubbermaid, Fellowes, 3-M, Eagle OPG Inc. and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Day-Runner, and key competitors in the international market for personal organizers, although less developed than in the North American market, include Day-Runner in the U.K. and Quo Vadis in France. In computer accessories, ACCO competes against Logitech, Fellowes, Microsoft, Targus and others. ACCO's operating companies compete on the basis of product quality, price, service and responsiveness to consumer preferences.

                  ACCO's subsidiaries purchase raw materials, components and products from a variety of sources, including non-U.S. vendors, on competitively available terms that fluctuate based on market conditions. ACCO has established substantial and growing production operations in Mexico, helping to reduce its cost base.


Other Matters

                  Employees

                  Registrant and its subsidiaries had approximately, as of December 31, 2001, the following number of employees:


     Home Products                   12,239
     Spirits and Wine                 1,212
     Golf Products                    4,461
     Office Products                  6,967
     Corporate Office                   119
                                     ------
     Total                           24,998
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

                  Registrant's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" contained in the 2001 Annual Report to Stockholders of Registrant, which table is incorporated herein. Registrant has investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada, and, therefore, changes in the value of the currencies of these countries can have an effect on Registrant's financial statements when translated into U.S. dollars.

Item 2. Properties.

                  Registrant leases its principal executive offices in Lincolnshire, Illinois. Additionally, Registrant continues to lease and has sublet a portion of its premises in Old Greenwich, Connecticut that formerly served as its executive offices. The following table indicates the principal properties of Registrant's subsidiaries:

------------------------------------------------------------------------------------------------------------------------
Segment                      Manufacturing             Distribution            Warehouses                 Other
                                Plants                   Centers
------------------------------------------------------------------------------------------------------------------------
                         Owned         Leased       Owned      Leased       Owned      Leased       Owned      Leased
------------------------------------------------------------------------------------------------------------------------
Home
------------------------------------------------------------------------------------------------------------------------
 U.S.                         26            2           1          14                       7           2           12
------------------------------------------------------------------------------------------------------------------------
 Asia                       1(JV)
------------------------------------------------------------------------------------------------------------------------
 Canada                       1                                     1                                               1
------------------------------------------------------------------------------------------------------------------------
 Mexico                       3                                     1
------------------------------------------------------------------------------------------------------------------------
 Brazil                                                             1
------------------------------------------------------------------------------------------------------------------------
 Guatemala                                                          1
------------------------------------------------------------------------------------------------------------------------
 Europe                                                                                                             1
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Spirits and Wine
------------------------------------------------------------------------------------------------------------------------
 U.S.                         7                         1                       9                                   14
------------------------------------------------------------------------------------------------------------------------
 Europe                                                                                                             1
------------------------------------------------------------------------------------------------------------------------
 Canada                       1                                                 1
------------------------------------------------------------------------------------------------------------------------
 Australia                                                                                                          1
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Golf
------------------------------------------------------------------------------------------------------------------------
 U.S.                         5             1           1                       1           3           5
------------------------------------------------------------------------------------------------------------------------
 Europe                       1                         1           1           1           1                       5
------------------------------------------------------------------------------------------------------------------------
 Canada                                                             1
------------------------------------------------------------------------------------------------------------------------
 Asia                    2(1 JV)            2           1           1           1           1                       9
------------------------------------------------------------------------------------------------------------------------
 Africa                                     1
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Office
------------------------------------------------------------------------------------------------------------------------
 U.S.                         4             5           2           1                                               3
------------------------------------------------------------------------------------------------------------------------
 Europe                       10            3           2           4                                   3
------------------------------------------------------------------------------------------------------------------------
 Canada                                     2                                                                       1
------------------------------------------------------------------------------------------------------------------------
 Mexico                       2             1                                                                       1
------------------------------------------------------------------------------------------------------------------------
 Australia                    1
------------------------------------------------------------------------------------------------------------------------
 New Zealand                                1
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Total U.S.                    42            8           5          15          10          10           7           29
------------------------------------------------------------------------------------------------------------------------
Total Non-U.S.                22           10           4          11           3           2           3           20
------------------------------------------------------------------------------------------------------------------------
TOTAL                         66           18           9          26          13          12          10           49
------------------------------------------------------------------------------------------------------------------------

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

Individual Cases

                  As of March 1, 2002, there were approximately 76 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 93 such cases as of March 1, 2001. See "List of Pending Cases" below.

Class Actions

                  As of March 1, 2002, there were approximately 13 purported smoking and health class actions pending in which Registrant has been named as one of the defendants compared with approximately 18 such cases as of March 1, 2001. See "List of Pending Cases" below.

Health Care Cost Recovery Actions

                  As of March 1, 2002, there were approximately 2 health care recovery actions pending in which Registrant has been named as one of the defendants, compared with approximately 4 such cases as of March 1, 2001. See "List of Pending Cases" below.

Certain Developments Affecting The Indemnitors

                  In July of 1998, trial began in a Florida action against B&W (individually and as successor by merger to ATCO) and other U.S. tobacco manufacturer defendants brought on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine (Engle v. R. J. Reynolds tobacco Company, et al.). The jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). In Phase II of the trial, the same jury addressed the individual claims of the named class representatives. The trial court judge ruled that the jury in Phase II could award an aggregate classwide lump-sum amount of punitive damages. This ruling is being challenged by the defendants in Florida's appellate courts. On April 17, 2000, the jury awarded an approximate aggregate amount of $12.7 million to three of the named class representatives, although it also found that the claims of one of the three class representatives may have been barred by the statute of limitations. On July 14, 2000, the jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against Brown and Williamson. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. Defendants' appeal is pending. Florida law sets a cap of $100 million on the bond that companies must pay while the appeals process is under way. Plaintiffs have argued that this cap is unconstitutional. Registrant is not a party to the Engle litigation.

                  In September of 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In September 2000, the U.S. District Court for the District of Columbia ruled that the government could not use the Medical Care Recovery Act ("MCRA") or Medicare Secondary Payor ("MSP") insurance provisions as a basis to try to recover government expenses relating to tobacco smokers, and dismissed the counts of the lawsuit relating to these laws. The court ruled that the government could proceed with two counts under the federal RICO statute under which the government seeks disgorgement of all of defendants' profits from the sale of tobacco. In October 2000, the United States Government filed a motion for reconsideration seeking a partial reinstatement of the MCRA claim, and, in February 2001, filed an amended complaint repleading the MSP claim. By orders dated July 27, 2001, the Court denied the motion for reconsideration and dismissed with prejudice the MSP claim. A tentative trial date of July 15, 2003 has been set with respect to all remaining claims. Registrant is not a party to this action.

                  Resolution of Health Care Cost Recovery Actions By States, U.S. Territories and the District of Columbia.

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

List of Pending Cases

                  For a list of pending cases, see Exhibit 99 to this Form 10-K and, for a discussion of other pending litigation, see Note 19 "Pending Litigation" in the Notes to Consolidated Financial Statements contained in the 2001 Annual Report to Stockholders of Registrant, which Note is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 4a. Executive Officers of the Registrant.

                  The name, present positions and offices with Registrant, principal occupations during the past five years and age of each of Registrant's present executive officers are as follows:

                                                             Present positions and offices with
                                                                  Registrant and principal
               Name                                        occupations during the past five years                            Age
               ----                                        --------------------------------------                            ---
Norman H. Wesley                        Chairman of the Board and Chief Executive Officer of Registrant since                  52
                                        December 1999; President and Chief Operating Officer of Registrant during
                                        1999; Chairman of the Board and Chief Executive Officer of Fortune Brands
                                        Home & Office, Inc. from December 1997 to December 1999; President and
                                        Chief Executive Officer of ACCO World Corporation prior thereto.

Thomas J. Flocco                        Senior Vice President - Strategy & Corporate Development of Registrant                 39
                                        since January 2000; Partner, McKinsey & Company, a management consulting firm, from 1998 to 1999; Engagement Manager, McKinsey & Company, specializing in the consumer products area, prior thereto.

Mark Hausberg                           Senior Vice President - Finance and Treasurer of Registrant since January              52
                                        2000; Vice President and Treasurer prior thereto.

Craig P. Omtvedt                        Senior Vice President and Chief Financial Officer of Registrant since                  52
                                        January 2000; Senior Vice President and Chief Accounting Officer of
                                        Registrant during 1998 and 1999; Vice President and Chief Accounting
                                        Officer of Registrant during 1997; Vice President - Deputy Controller and
                                        Chief Internal Auditor of Registrant prior thereto.

Mark A. Roche                           Senior Vice President, General Counsel and Secretary of Registrant since               47
                                        January 2000; Senior Vice President and General Counsel of Registrant
                                        during 1999; Vice President and General Counsel during 1998; Vice President and Associate General Counsel of Registrant prior thereto.

Nadine A. Heidrich                      Vice President and Corporate Controller of Registrant since September 2001;            47
                                        Chief Financial Officer of Specialty Elastomers Group, Inc. from 2000 to
                                        2001; Vice President - Finance for John Crane, Inc. prior thereto.

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


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                  See the information in the tables captioned "Quarterly Common Stock Cash Dividend Payments" and "Quarterly Composite Common Stock Prices" and the discussion relating thereto contained in the 2001 Annual Report to Stockholders of Registrant, which information and discussion are incorporated herein by reference. On March 1, 2002, there were 29,867 record holders of Registrant's common stock, par value $3.125 per share.

Item 6. Selected Financial Data.

                  See the information for 1996 through 2001 in the table captioned "Six-Year Consolidated Selected Financial Data" contained in the 2001 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  See the discussion and analysis under the captions "Management's Discussion and Analysis of Results" and "Financial Condition" contained in the 2001 Annual Report to Stockholders of Registrant, which discussion and analysis are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

                  See the discussion and analysis under "Market Risk," "Foreign Exchange Contracts" and "Interest Rates" under the caption "Financial Condition" in the 2001 Annual Report to Stockholders of Registrant, which discussion is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

                  See the information in the Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity, Notes to Consolidated Financial Statements and Report of Independent Accountants contained in the 2001 Annual Report to Stockholders of Registrant, which information is incorporated herein by reference. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Data" contained in the 2001 Annual Report to Stockholders of Registrant, which table is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

                  See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 2002 (to be filed not later than 120 days after the end of Registrant's fiscal year), which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.

Item 11. Executive Compensation.

                  See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 2002 (to be filed not later than 120 days after the end of Registrant's fiscal year), which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  See the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 2002 (to be filed not later than 120 days after the end of Registrant's fiscal year), which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

                  None.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

                  (a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of Registrant and its consolidated subsidiaries)

                           Consolidated Statement of Income for the years ended
                  December 31, 2001, 2000 and 1999 contained in the 2001 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                           Consolidated Balance Sheet as of December 31, 2001
                  and 2000 contained in the 2001 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                           Consolidated Statement of Cash Flows for the years
                  ended December 31, 2001, 2000, and 1999 contained in the 2001 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                           Consolidated Statement of Stockholders' Equity for
                  the years ended December 31, 2001, 2000, and 1999 contained in the 2001 Annual Report to Stockholders of Registrant is incorporated herein by reference.

                           Notes to Consolidated Financial Statements contained
                  in the 2001 Annual Report to Stockholders of Registrant are incorporated herein by reference.

                           Report of Independent Accountants contained in the
                  2001 Annual Report to Stockholders of Registrant is incorporated herein by reference.

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

4a1. Rights Agreement dated as of November 19, 1997 between Registrant and First Chicago Trust Company of New York as

                  Rights Agent is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December 2, 1997.

4b1. Indenture dated as of July 15, 1988 between Registrant and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee ("Chemical") is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated June 27, 1989 maintained in Commission File No. 1-9076.

4b2. First Supplemental Indenture dated as of November 14, 1990 between Registrant and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to the Current Report on Form 8-K of Registrant dated November 19, 1990 maintained in Commission File No. 1-9076.

4b3. Second Supplemental Indenture dated as of September 1, 1991 between Registrant and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to the Current Report on Form 8-K of Registrant dated October 10, 1991 maintained in Commission File No. 1-9076.

4c1. Indenture dated as of April 15, 1999 between Registrant and The Chase Manhattan Bank ("Chase") as Trustee is incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K of Registrant dated December 10, 1999.

10a1. Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10b1. Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b2. Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 11, 1997.*

10b3. Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 13, 2001.*

10c1. Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 4e1 to the Registration Statement on Form S-8 of Registrant, dated February 1, 2000, for the Fortune Brands, Inc. 1999 Long-Term Incentive Plan.*

10c2. Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated November 13, 2001.*

10d1. Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1997.*

10d2. Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1998.*

10d3. Amendment to Fortune Brands Inc. Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10d1 and 10d2 hereto is incorporated herein by reference to Exhibit 10b9 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1999.*

10d4. Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto constituting Exhibits 10d1, 10d2 and 10d3 hereto is incorporated herein by reference to
                  Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated May 15, 2001.*

10e1. Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit B to the Definitive Schedule 14A of Registrant filed on March 19, 2001.*

10f1. Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit 10b9 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1998.*

10f2. Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit A to the Definitive
                  Schedule 14A of Registrant filed on March 14, 2000.*

10g1.             Fortune Brands, Inc. Supplemental Plan, as Amended.*

10h1. Form of Trust Agreement among Registrant, The Chase Manhattan Bank ("Chase"), et al. establishing a trust in favor of each of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto.*

10h2. Schedule identifying substantially identical agreements to Trust Agreement constituting Exhibit 10h1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10h3. Amendment, made as of the 1st day of January, 2000 to Trust Agreement constituting Exhibit 10h1 hereto relating to the Trust in favor of Norman H. Wesley, is incorporated herein by reference to Exhibit 10a1 of the Quarterly Report on Form 10-Q of Registrant dated May 12, 2000.*

10i1. Form of Trust Agreement among each of certain executive officers, Registrant and Chase establishing a grantor trust in favor of each of such officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto.*

10i2. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10j1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2. Resolution of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10k1. Resolution of the Board of Directors of Registrant adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1998.*

10l1. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995 maintained in Commission File No. 1-9076.*

10m1. Form of Agreement between Registrant and each of certain executive officers.*

10m2. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by Registrant with Thomas J. Flocco, Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10m3. Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10m1 hereto between Registrant and each of certain executive officers.*

10m4. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by Registrant with Mark Hausberg and Mark A. Roche.*

10n1.             Form of Trust Agreement among Registrant, Chase, et al.
                  establishing a trust in favor of each of certain executive officers for purposes of paying amounts under the Agreement constituting Exhibit 10m1 hereto.*

10n2. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10n1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10o1. Severance and Retirement Agreement dated as of January 1, 2000 between Registrant and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form

                  10-Q of Registrant dated May 12, 2000.*

10p1. Severance Agreement dated as of January 29, 1996 between Registrant and Craig P. Omtvedt.*

10p2. Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between Registrant and Craig
                  P. Omtvedt.*

10p3. Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between Registrant and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.*

10p4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto entered into by Registrant with Mark A. Roche.*

10p5. Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between Registrant and Mark A. Roche is incorporated by reference to Exhibit 10j15 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001.*

10p6. Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by Registrant with Mark Hausberg.*

10q1. Severance Agreement dated as of January 1, 2000 between Registrant and Thomas J. Flocco is incorporated by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November 13, 2000.*

10r1. Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to
                  Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 11, 2000.*

10s1. Indemnification Agreement dated as of December 22, 1994 among Registrant, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.

10t1. Five-Year Revolving Credit Agreement, dated as of July 12, 2001 among Registrant and Fortune Brands Finance UK, plc as Borrowers, Chase as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 14, 2001.

10u1. 364-Day Revolving Credit Agreement, dated as of July 12, 2001 among Registrant as Borrower, Chase as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to
                  Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 14, 2001.

10v1. Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated,

                  Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and Registrant is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated May 15, 2001.

12. Statement re computation of ratio of earnings to fixed charges.

13.               2001 Annual Report to Stockholders of Registrant.

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

                  (b) Reports on Form 8-K.

                  Registrant filed a Current Report on Form 8-K, dated October 16, 2001, in respect of Registrant's press release dated October 16, 2001 announcing that Registrant had sold its U.K.-based Scotch whisky business (Items 5 and 7(c)).

                  Registrant filed a Current Report on Form 8-K, dated October 18, 2001, in respect of Registrant's press release dated October 18, 2001 announcing Registrant's financial results for the three-month and nine-month periods ended September 30, 2001 (Items 5 and 7(c)).

                  Registrant furnished a Current Report on Form 8-K, dated November 6, 2001, for the purpose of furnishing an investment brochure pursuant to Regulation FD (Items 7(c) and 9).

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FORTUNE BRANDS, INC.
                                               (Registrant)

                                            By    /s/  Norman H. Wesley
                                                  ---------------------
                                                  Norman H. Wesley
                                                  Chairman of the Board and
Date:  March 29, 2002                             Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


        /s/    Norman H. Wesley
        -----------------------
        Norman H. Wesley, Chairman of the Board and
        Chief Executive Officer (principal executive officer)
        Date:  March 29, 2002


        /s/    Craig P. Omtvedt
        -----------------------
        Craig P. Omtvedt, Senior Vice President and
        Chief Financial Officer (principal financial officer)
        Date:  March 29, 2002


        /s/    Nadine A. Heidrich
        -------------------------
        Nadine A. Heidrich, Vice President and
        Corporate Controller (principal accounting officer)
        Date:  March 29, 2002


        /s/    Patricia O. Ewers*
        -------------------------
        Patricia O. Ewers, Director
        Date:  March 29, 2002


        /s/    Thomas C. Hays*
        ----------------------
        Thomas C. Hays, Director
        Date:  March 29, 2002


        /s/    John W. Johnstone, Jr.*
        ------------------------------
        John W. Johnstone, Jr., Director
        Date:  March 29, 2002

        /s/    Gordon R. Lohman*
        ------------------------
        Gordon R. Lohman, Director
        Date:  March 29, 2002


        /s/    Charles H. Pistor, Jr.*
        ------------------------------
        Charles H. Pistor, Jr., Director
        Date:  March 29, 2002


        /s/    Eugene A. Renna*
        -----------------------
        Eugene A. Renna, Director
        Date:  March 29, 2002


        /s/    Anne M. Tatlock*
        -----------------------
        Anne M. Tatlock, Director
        Date:  March 29, 2002


        /s/    David M. Thomas*
        -----------------------
        David M. Thomas, Director
        Date:  March 29, 2002


        /s/    Peter M. Wilson*
        -----------------------
        Peter M. Wilson, Director
        Date:  March 29, 2002


        *By            Mark A. Roche
               -----------------------------
               Mark A. Roche, Attorney-in-Fact

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                                                Pages
                                                                                                -----
FORTUNE BRANDS, INC. AND SUBSIDIARIES

         Report of Independent Accountants                                                       F-2

         Schedule
         --------


                II         Valuation and qualifying accounts
                               For the years ended December 31,
                               2001, 2000 and 1999                                               F-3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Fortune Brands, Inc.:


Our audits of the consolidated financial statements referred to in our report dated January 22, 2002 appearing in the 2001 Annual Report to Shareholders of Fortune Brands, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2)of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Chicago, Illinois
January 22, 2002

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       For the Years Ended December 31, 2001, 2000 and 1999 (In millions)

-------------------------------------------------------------------------------------------------------------
             Col. A                              Col. B                   Col. C                  Col. D                 Col. E
             ------                              ------                   ------                  ------                 ------
                                                                         Additions
                                                                         ---------
                                               Balance at                 Charged                                        Balance
                                               Beginning                 to Costs                                        at End
Description                                    of Period                and Expenses             Deductions             of Period
-------------------------------------------------------------------------------------------------------------
2001:
     Allowance for cash
         discounts                                  $ 9.0                   $ 71.4                   $71.6 (1)              $8.8

     Allowance for
         returns                                     20.4                    198.2                   194.3 (1)              23.4
                                                                                                       0.9 (4)
     Allowance for
         doubtful accounts                           30.5                     11.8                    12.4 (2)              28.8
                                                                                                       0.9 (3)
                                                                                                       0.2 (4)
                                                    -----                   ------                  ------                 -----
                                                    $59.9                   $281.4                  $280.3                 $61.0
                                                    =====                   ======                  ======                 =====

2000:
     Allowance for cash
         discounts                                  $ 8.8                   $ 72.4                  $ 72.1 (1)             $ 9.0
                                                                                                       0.1 (4)

     Allowance for
         returns                                     19.2                    173.0                   171.5 (1)              20.4
                                                                                                       0.3 (4)
     Allowance for
         doubtful accounts                           35.4                      8.6                    12.4 (2)              30.5
                                                                                                       1.1 (4)
                                                    -----                   ------                  ------                 -----
                                                    $63.4                   $254.0                  $257.5                 $59.9
                                                    =====                   ======                  ======                 =====
1999:
     Allowance for cash
         discounts                                  $ 8.9                   $ 76.3                  $ 76.4 (1)             $ 8.8

     Allowance for
         returns                                     19.1                    156.4                   157.1 (1)              19.2
                                                                                                      (0.8)(3)
     Allowance for
         doubtful accounts                           33.4                     15.0                    14.6 (2)              35.4
                                                                                                      (1.6)(3)
                                                    -----                   ------                  ------                 -----
                                                    $61.4                   $247.7                  $245.7                 $63.4
                                                    =====                   ======                  ======                 =====

(1)  Cash discounts and returns allowed customers.
(2)  Doubtful accounts written off, net of recoveries.
(3)  Balance at disposition date of subsidiaries.
(4)  Foreign exchange rate changes.

                                  EXHIBIT INDEX

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

4a1.           Rights Agreement dated as of November 19, 1997 between
               Registrant and First Chicago Trust Company of New York as
               Rights Agent is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated December
               2, 1997.

4b1.           Indenture dated as of July 15, 1988 between Registrant and
               Chemical Bank (as successor by merger to Manufacturers Hanover
               Trust Company) as Trustee ("Chemical") is incorporated herein by reference to Exhibit 4a to the Current Report on Form 8-K of Registrant dated June 27, 1989 maintained in Commission
               File No. 1-9076.

4b2. First Supplemental Indenture dated as of November 14, 1990 between Registrant and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to the Current Report on Form 8-K of Registrant dated November 19, 1990 maintained in
               Commission File No. 1-9076.

4b3. Second Supplemental Indenture dated as of September 1, 1991 between Registrant and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to the Current Report on Form 8-K of Registrant dated October 10,
               1991 maintained in Commission File No. 1-9076.

4c1.           Indenture dated as of April 15, 1999 between Registrant and
               The Chase Manhattan Bank ("Chase") as Trustee is incorporated herein by reference to Exhibit 4 to the Current Report on Form
               8-K of Registrant dated December 10, 1999.

10a1.          Fortune Brands, Inc. Annual Executive Incentive Compensation
               Plan is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August
               12, 1997.*


10b1.             Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated
                  as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to the Quarterly Report on Form 10-Q of Registrant dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b2.             Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive
                  Plan constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form
                  10-Q of Registrant dated November 11, 1997.*

10b3.             Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive
                  Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated November
                  13, 2001.*

10c1. Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 4e1 to the Registration Statement on Form S-8 of Registrant, dated
                  February 1, 2000, for the Fortune Brands, Inc. 1999 Long-Term
                  Incentive Plan.*

10c2.             Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive
                  Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form
                  10-Q of Registrant dated November 13, 2001.*

10d1. Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated August 12,
                  1997.*

10d2.             Amendment to Fortune Brands, Inc. Non-Employee Director Stock
                  Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of Registrant dated August 12, 1998.*

10d3.             Amendment to Fortune Brands Inc. Non-Employee Director Stock
                  Option Plan and Amendment thereto constituting Exhibits 10d1 and 10d2 hereto is incorporated herein by reference to Exhibit
                  10b9 to the Annual Report on Form 10-K of Registrant for the fiscal year ended December 31, 1999.*

10d4.             Amendment to Fortune Brands, Inc. Non-Employee Director Stock
                  Option Plan and Amendments thereto constituting Exhibits 10d1,
                  10d2 and 10d3 hereto is incorporated herein by reference to
                  Exhibit 10a1 to the Quarterly Report on Form 10-Q of
                  Registrant dated May 15, 2001.*

10e1.             Fortune Brands, Inc. 2002 Non-Employee Director Stock Option
                  Plan is incorporated by reference to Exhibit B to the Definitive Schedule 14A of Registrant filed on March 19,
                  2001.*

10f1. Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit 10b9 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December
                  31, 1998.*

10f2. Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit A to the Definitive
                  Schedule 14A of Registrant filed on March 14, 2000.*

10g1.             Fortune Brands, Inc. Supplemental Plan, as Amended.*

10h1.             Form of Trust Agreement among Registrant, The Chase Manhattan
                  Bank ("Chase"), et al. establishing a trust in favor of each of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto.*

10h2. Schedule identifying substantially identical agreements to Trust Agreement constituting Exhibit 10h1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H.
                  Wesley.*

10h3.             Amendment, made as of the 1st day of January, 2000 to Trust
                  Agreement constituting Exhibit 10h1 hereto relating to the Trust in favor of Norman H. Wesley, is incorporated herein by reference to Exhibit 10a1 of the Quarterly Report on Form 10-Q of Registrant dated May 12, 2000.*

10i1. Form of Trust Agreement among each of certain executive officers, Registrant and Chase establishing a grantor trust in favor of each of such officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto.*

10i2. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H.
                  Wesley.*

10j1. Resolutions of the Board of Directors of Registrant adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of Registrant who are not officers or employees of Registrant or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to the Annual
                  Report on Form 10-K of Registrant for the Fiscal Year ended
                  December 31, 1991 maintained in Commission File No. 1-9076.*

10j2. Resolution of the Board of Directors of Registrant adopted on July 26, 1994 amending the resolutions constituting Exhibit
                  10j1 hereto is incorporated herein by reference to Exhibit
                  10e2 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1994 maintained in Commission
                  File No. 1-9076.*

10k1. Resolution of the Board of Directors of Registrant adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to the Annual Report on Form 10-K of
                  Registrant for the fiscal year ended December 31, 1998.*

10l1. Letter dated August 11, 1995 from Registrant with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to the Quarterly Report on Form 10-Q of Registrant dated November 9, 1995 maintained in
                  Commission File No. 1-9076.*

10m1. Form of Agreement between Registrant and each of certain executive officers.*

10m2. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by Registrant with Thomas J. Flocco, Mark Hausberg, Craig P.
                  Omtvedt, Mark A. Roche and Norman H. Wesley.*

10m3. Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10m1 hereto between Registrant and each of certain executive officers.*

10m4. Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by Registrant with Mark Hausberg and Mark A. Roche.*

10n1.             Form of Trust Agreement among Registrant, Chase, et al.
                  establishing a trust in favor of each of certain executive officers for purposes of paying amounts under the Agreement constituting Exhibit 10m1 hereto.*

10n2. Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10n1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H.
                  Wesley.*

10o1. Severance and Retirement Agreement dated as of January 1, 2000 between Registrant and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to the Quarterly Report on Form
                  10-Q of Registrant dated May 12, 2000.*



10p1.             Severance Agreement dated as of January 29, 1996 between
                  Registrant and Craig P. Omtvedt.*

10p2. Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between Registrant and Craig
                  P. Omtvedt.*

10p3. Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between Registrant and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.*

10p4. Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1,
                  10p2 and 10p3 hereto entered into by Registrant with Mark A.
                  Roche.*

10p5. Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between Registrant and Mark A. Roche is incorporated by reference to Exhibit 10j15 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001.*

10p6. Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by Registrant with Mark Hausberg.*

10q1.             Severance Agreement dated as of January 1, 2000 between
                  Registrant and Thomas J. Flocco is incorporated by reference to Exhibit 10a1 to the Quarterly Report on Form 10-Q of
                  Registrant dated November 13, 2000.*

10r1. Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to
                  Exhibit 10a1 to the Quarterly Report on Form 10-Q of
                  Registrant dated August 11, 2000.*


10s1.             Indemnification Agreement dated as of December 22, 1994 among
                  Registrant, The American Tobacco Company and Brown &
                  Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1997.

10t1.             Five-Year Revolving Credit Agreement, dated as of July 12,
                  2001 among Registrant and Fortune Brands Finance UK, plc as
                  Borrowers, Chase as Administrative Agent, Citibank, N.A. as
                  Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10a1 to the Quarterly Report on Form

                  10-Q of Registrant dated August 14, 2001.

10u1. 364-Day Revolving Credit Agreement, dated as of July 12, 2001 among Registrant as Borrower, Chase as Administrative Agent,
                  Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to
                  Exhibit 10b1 to the Quarterly Report on Form 10-Q of
                  Registrant dated August 14, 2001.

10v1.             Master Transaction Agreement dated March 20, 2001 by and among
                  V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated,
                  Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and
                  Registrant is incorporated herein by reference to Exhibit 10b1 to the Quarterly Report on Form 10-Q of Registrant dated May
                  15, 2001.

12. Statement re computation of ratio of earnings to fixed charges.

13.               2001 Annual Report to Stockholders of Registrant.

21.               Subsidiaries of Registrant.

23(i).            Consent of Independent Accountants, PricewaterhouseCoopers
                  LLP.

24. Powers of Attorney relating to execution of this Annual Report on Form 10-K.

99.               List of Pending/Terminated Cases.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.