Form 10-Q
period 2002-03-31
FORTUNE BRANDS INC
filed 2002-05-15
CIK 789073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended March 31, 2002

                              FORTUNE BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              13-3295276
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      300 Tower Parkway, Lincolnshire, Illinois           60069-3640
--------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code:  (847) 484-4400
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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at April 30, 2002 was 150,168,347 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)
                                   (Unaudited)


                                                   March 31,      December 31,
                                                     2002             2001
                                                   --------       -----------
Assets
  Current assets
   Cash and cash equivalents                       $   91.8        $   48.7
   Accounts receivable, net                           893.5           860.6

   Inventories
    Bulk whiskey                                      185.9           180.8
    Other raw materials, supplies and
     work in process                                  244.0           249.6
    Finished products                                 366.5           426.2
                                                   --------        --------
                                                      796.4           856.6

  Other current assets                                194.2           203.7
                                                   --------        --------
    Total current assets                            1,975.9         1,969.6

  Property, plant and equipment, net                1,145.9         1,158.4

  Intangibles resulting from
   business acquisitions, net                       1,785.9         1,789.6

  Other assets                                        373.2           383.3
                                                   --------        --------
   Total assets                                    $5,280.9        $5,300.9
                                                   ========        ========





            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          2002         2001
                                                        --------    -----------


Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                               $    57.9     $    37.8
  Current portion of long-term debt                          1.2           1.4
  Accounts payable                                         267.5         308.9
  Accrued taxes                                            376.2         353.3
  Accrued customer programs                                 95.6         132.5
  Accrued salaries, wages and other
    compensation                                            75.8         100.2
  Accrued expenses and other liabilities                   304.3         324.3
                                                        --------      --------
   Total current liabilities                             1,178.5       1,258.4


Long-term debt                                             950.0         950.3
Deferred income                                            220.5         227.2
Postretirement and other liabilities                       360.4         371.5
                                                        --------      --------
   Total liabilities                                     2,709.4       2,807.4
                                                        --------      --------

Minority interest in consolidated
  subsidiaries                                             398.4         390.8

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                             8.3           8.6
 Common stock, par value $3.125 per
  share, 229.6 million shares issued                       717.4         717.4
Paid-in capital                                             97.1         113.2
Accumulated other
 comprehensive loss                                       (133.8)       (131.7)
Retained earnings                                        4,204.3       4,157.7
Treasury stock, at cost                                 (2,720.2)     (2,762.5)
                                                        --------      --------
   Total stockholders' equity                          $ 2,173.1     $ 2,102.7
                                                       ---------     ---------

    Total liabilities and
      stockholders' equity                             $ 5,280.9     $ 5,300.9
                                                       =========     =========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 2002 and 2001
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                      2002             2001
                                                  -----------      -----------

Net sales                                         $   1,270.7      $   1,271.6

 Cost of products sold                                  698.2            688.5
 Excise taxes on spirits and wine                        74.7             83.2
 Advertising, selling, general and
  administrative expenses                               343.4            349.1
 Amortization of intangibles                              3.3             15.7
 Restructuring charges                                    1.8              -
 Interest and related expenses                           16.8             31.8
 Other income, net                                       (6.1)            (0.2)
                                                  -----------      -----------
Income before income taxes and minority interests       138.6            103.5

  Income taxes                                           50.7             40.5
  Minority interests                                      3.9              1.5
                                                  -----------      -----------
Net income                                        $      84.0      $      61.5
                                                  ===========      ===========

Earnings per share
 Basic                                            $       .57      $       .40
                                                  ===========      ===========
 Diluted                                          $       .55      $       .39
                                                  ===========      ===========
 Dividends paid per share                         $       .25      $       .24
                                                  ===========      ===========

Average number of shares outstanding
 Basic                                                  148.8            153.7
                                                  ===========      ===========
 Diluted                                                153.5            156.7
                                                  ===========      ===========







            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 2002 and 2001
              -----------------------------------------------------
                                  (In millions)
                                   (Unaudited)

                                                              2002      2001
                                                            -------    -------

Operating activities
 Net income                                                 $  84.0    $  61.5
 Restructuring Charges                                          0.4          -
 Depreciation and amortization                                 41.6       53.9
 Deferred income taxes                                         13.3        3.4
 (Increase) decrease in accounts receivable                   (32.6)      45.6
 Decrease (increase) in inventories                            59.3      (17.7)
 Decrease in accounts payable, accrued
  expenses and other liabilities                             (130.3)    (166.1)
 Increase in accrued taxes                                     24.0       40.5
 Other operating activities, net                                2.6        2.4
                                                            -------    -------
  Net cash provided from operating activities                  62.3       23.5
                                                            -------    -------
Investing activities
 Additions to property, plant and equipment                   (31.4)     (37.8)
 Acquisition of certain spirits distribution rights               -       (6.5)
 Proceeds from the disposition of property, plant
  and equipment                                                 1.1        1.9
 Other investing activities, net                                  -       (0.6)
                                                            -------    -------
  Net cash used by investing activities                       (30.3)     (43.0)
                                                            -------    -------

Financing activities
 Increase in short-term debt, net                              20.1       87.4
 Dividends paid to stockholders                               (37.4)     (37.1)
 Cash purchases of common stock for treasury                  (52.1)      (7.8)
 Proceeds received from exercise of stock options              80.6        6.2
 Other financing activities, net                               (0.5)      (0.3)
                                                            -------    -------
  Net cash provided by financing activities                    10.7       48.4
                                                            -------    -------
Effect of foreign exchange rate changes on cash                 0.4       (2.8)
                                                            -------    -------
  Net increase in cash and cash equivalents                    43.1       26.1

Cash and cash equivalents at beginning of period            $  48.7    $  20.9
                                                            -------    -------
Cash and cash equivalents at end of period                  $  91.8    $  47.0
                                                            =======    =======




            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               for the Three Months Ended March 31, 2002 and 2001
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)

                                                 $2.67                          Accumulated
                                           Convertible                                other                   Treasury
                                             Preferred     Common    Paid-in  comprehensive   Retained          stock,
                                                 Stock      stock    capital           loss   earnings         at cost       Total
===================================================================================================================================
Balance at December 31, 2000                    $  9.2     $717.4     $125.9      $ (79.6)    $3,919.7      $ (2,556.7)   $2,135.9

Comprehensive income
   Net income                                        -          -          -            -         61.5               -        61.5
   Changes during the period                         -          -          -        (23.7)           -               -       (23.7)
                                                ------     ------     ------      -------     --------      ----------    --------
Total comprehensive (loss) income                    -          -          -        (23.7)        61.5               -        37.8
                                                ------     ------     ------      -------     --------      ----------    --------
Dividends                                            -          -          -            -        (37.1)              -       (37.1)
Purchases                                            -          -          -            -            -           (13.0)      (13.0)
Conversion of preferred stock and
   delivery of stock plan shares                  (0.1)         -       (2.9)           -            -            10.0         7.0
                                                ------     ------     ------      -------     --------      ----------    --------
Balance at March 31, 2001                       $  9.1     $717.4     $123.0      $(103.3)    $3,944.1      $ (2,559.7)   $2,130.6
                                                ======     ======     ======      =======     ========      ==========    ========


Balance at December 31, 2001                    $  8.6     $717.4     $113.2      $(131.7)    $4,157.7      $ (2,762.5)   $2,102.7

Comprehensive income
   Net income                                        -          -          -            -         84.0               -        84.0
   Changes during the period                         -          -          -         (2.1)           -               -        (2.1)
                                                ------     ------     ------      -------     --------      ----------    --------
Total Comprehensive (loss) income                    -          -          -         (2.1)        84.0               -        81.9
                                                ------     ------     ------      -------     --------      ----------    --------
Dividends                                            -          -          -            -        (37.4)              -       (37.4)
Purchases                                            -          -          -            -            -           (52.1)      (52.1)
Conversion of preferred stock,
   delivery of stock plan shares
   and sale of stock in subsidiary                (0.3)         -      (16.1)           -            -            94.4        78.0
                                                ------     ------     ------      -------     --------      ----------    --------
Balance at March 31, 2002                       $  8.3     $717.4     $ 97.1      $(133.8)    $4,204.3      $ (2,720.2)   $2,173.1
                                                ======     ======     ======      =======     ========      ==========    ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1.  Principles of Consolidation

          The condensed consolidated balance sheet as of March 31, 2002, the related condensed consolidated statements of income for the three month periods ended March 31, 2002 and 2001, and the related condensed consolidated statements of cash flows and stockholders' equity for the three month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and other nonrecurring charges in 2002 and only normal recurring items 2001. Interim results may not be indicative of results for a full year.

          The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 2001 Annual Report on Form 10-K.

2.   Accounting Changes

     Goodwill and Purchased Intangible Assets

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ("FAS Statement No. 142"). FAS Statement No. 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. In addition, FAS Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

          FAS Statement No. 142 is effective for all fiscal years beginning after December 15, 2001. In accordance with FAS Statement No. 142, of the total intangibles of $1.8 billion, the Company ceased amortizing intangibles totaling $1.4 billion, including $1.1 billion of goodwill and $0.3 billion of indefinite-lived tradenames, as of January 1, 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Accounting Changes (Continued)

     Goodwill and Purchased Intangible Assets (Continued)

          In addition, other purchased intangible assets, primarily tradenames, are carried at cost less accumulated amortization. The remaining tradenames are amortized over their estimated useful lives, either 15 or 30 years. The gross carrying value and accumulated amortization of the Company's amortizable intangible assets were $516.2 million and $167.6 million, respectively, as of March 31, 2002. The Company's anticipated annual amortization is expected to be approximately $13 million.

              The following table presents the impact of FAS Statement No. 142 on net income and net income per share had the standard been in effect for the three months ended March 31, 2001:

                                                       Three Months Ended
                                                  March 31,           March 31,
                                                    2002                2001
                                                    ----                ----

           Net income - as reported               $   84.0            $   61.5
           Adjustments:
             Amortization of goodwill                    -                 9.4
             Amortization of tradenames                  -                 2.1
           Income tax effect                             -                (0.9)
                                                  --------            --------
           Net adjustments                               -                10.6
                                                  --------            --------
           Net income - adjusted                  $   84.0                72.1
                                                  ========            ========
           Basic net income per share -
             as reported                          $   0.57            $   0.40

           Basic net income per share -
             as adjusted                          $   0.57            $   0.47

           Diluted net income per share -
             as reported                          $   0.55            $   0.39

           Diluted net income per share -
             as adjusted                          $   0.55            $   0.46

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Accounting Changes (Concluded)

     Goodwill and Purchased Intangible Assets (Concluded)

          As of March 31, 2002, no impairment of goodwill or other intangible assets has been recognized. There can be no assurances that future goodwill and other intangibles asset impairment tests will not result in a charge to earnings.

     Net Sales

          Net sales reflect the effect of a reclassification of certain expenses previously included in selling and general and administrative expenses as a reduction of net sales. These reclassifications, which reduced reported net sales by $29.4 million for the three months ending March 31, 2001, were required by the Emerging Issues Task Force Issues No. 00-14 and No. 00-25. These reclassifications did not result in a change in the Company's operating company contribution, earnings or earnings per share in any of the periods affected.

3.   Sale of Stock of Subsidiary

          In January 2002, the Company completed the second of two transactions to sell shares in its wholly-owned office products subsidiary, ACCO World Corporation ("ACCO"). This offering resulted in an aggregate reduction of less than 2% of the Company's interest in ACCO. The Company treated the sale as an equity transaction in accordance with Company policy, recording the difference between the purchase price and the book value of the subsidiary's stock to "Paid-in-capital." As a result of the first of the two transactions, the Company recognized a net tax benefit of $72.9 million in 2001. The two transactions resulted in a substantial tax loss carryforward that will be realized in the event that the Company has qualified taxable capital gains.

4.   Joint Ventures

          In May 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden (V&S) creating a joint venture, named Future Brands LLC (the "LLC"), to distribute over an initial ten-year period both companies' spirits and wine brands in the United States. The Company's spirits and wine business has accounted for this joint venture using the equity method of accounting. V&S paid $270 million to gain access to our spirits and wine business's U.S. distribution network and to acquire a 49% interest in the LLC,

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Joint Ventures (Concluded)

     and paid $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW") in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S is convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, Jim Beam Brands Co. ("JBB Co."), or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of the LLC as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBB Co., including, but not limited to, making payments to suppliers, employees and other parties with which the LLC has contracts in the event of a default of the LLC. In June 2001, the Company began amortizing these amounts to other income on a straight-line basis over the initial term of the agreement.

5.   Information on Business Segments

          Net sales and operating company contribution are as follows:


                                             Net             Operating Company
                                            Sales              Contribution
                                      ----------------        ---------------
                                            Three Months Ended March 31,
                                      2002        2001        2002       2001
                                      ----        ----        ----       ----
                                                   (In millions)

               Home products        $  520.6    $  461.6    $   70.3   $   61.5
               Spirits and wine        234.7       277.5        58.4       58.8
               Golf products           266.0       254.2        31.5       33.5
               Office products         249.4       278.3         7.7        7.3
                                    --------    --------    --------   --------

                                    $1,270.7    $1,271.6    $  167.9   $  161.1
                                    ========    ========    ========   ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Information on Business Segments (Concluded)

     Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net, income taxes and minority interests.

          A reconciliation of operating company contribution to consolidated income before income taxes and minority interests is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2002       2001
                                                          ----       ----
                                                           (In millions)

     Operating company contribution                      $167.9     $161.1
     Amortization of intangibles                            3.3       15.7
     Restructuring charges                                  1.8          -
     Other nonrecurring charges                             1.4          -
     Interest and related expenses                         16.8       31.8
     Non-operating expenses                                 6.0       10.1
                                                         ------     ------
     Income before income taxes and
       minority interests                                $138.6     $103.5
                                                         ======     ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Earnings Per Share

          The computation of basic and diluted earnings per common share for "Net income" is as follows:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                               2002         2001
                                               ----         ----
                                                (In millions,
                                                 except per
                                                 share amounts)

     Net income                               $  84.0     $  61.5
         Less:  Preferred stock dividends         0.2         0.2
                                              -------     -------
     Income available to
         stockholders - basic                    83.8        61.3
     Convertible Preferred stock
         dividend requirements                    0.2         0.2
                                              -------     -------
     Income available to
         stockholders - diluted               $  84.0     $  61.5
                                              =======     =======

     Weighted average number of
         shares outstanding - basic             148.8       153.7
     Conversion of Convertible
         Preferred stock                          1.8         1.8
     Exercise of stock options                    2.9         1.2
                                              -------     -------
     Weighted average number of
          shares outstanding - diluted          153.5       156.7
                                              =======     =======
     Earnings per  share
          Basic                               $   .57     $   .40
                                              =======     =======
          Diluted                             $   .55     $   .39
                                              =======     =======


7.   Restructuring and Other Nonrecurring Charges

     RESTRUCTURING AND OTHER NONRECURRING CHARGES PROGRAM - 2001

          In April 2001, the Company announced that as a result of its evaluation of strategic options for its office products business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. The Company determined that it would not divest its office products business due to weakness in the overall economy and current conditions in the office products industry. In addition, in the fourth quarter of 2001, the home products business recorded restructuring and other

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Restructuring and Other Nonrecurring Charges (Continued)

     nonrecurring charges for workforce reductions and rationalization of operations while the golf business recorded charges for capacity reductions in select technology platforms.

          As a result of these actions, the Company recorded total pre-tax restructuring and other nonrecurring charges of $3.2 million ($2.2 million after tax), during the three months ended March 31, 2002, as follows:

                                    Three Months Ended
                                      March 31, 2002
                       --------------------------------------------
                                           Nonrecurring
                                      ----------------------
                                         Cost of      SG&A
                       Restructuring  Sales Charges  Charges  Total
                       -------------  -------------  -------  -----
                                       (In millions)

     Office products       $ 1.8          $ 0.7       $ 0.7   $ 3.2
                           -----          -----       -----   -----
               Total       $ 1.8          $ 0.7       $ 0.7   $ 3.2
                           =====          =====       =====   =====

          The charges principally related to employee termination costs, asset write-offs and costs associated with a consolidation of manufacturing facilities.

          Reconciliation of the restructuring liability, as of March 31, 2002 is as follows:

                                 Balance at     2002         Cash        Non-Cash    Balance at
                                  12/31/01    Provision  Expenditures   Write-offs    3/31/02
                                 ----------   ---------  ------------   ----------   ----------
                                                          (In millions)
Rationalization of
   operations
     Employment
       termination costs (1)        $17.1       $ 1.4        $(5.8)       $   -         $12.7
     Other                            4.7           -            -         (2.9)          1.8
International distribution
  and lease agreements                5.2           -            -            -           5.2
Loss on disposal of assets            2.4         0.4         (0.6)        (0.4)          1.8
                                    -----       -----        -----        -----         -----
                                    $29.4       $ 1.8        $(6.4)       $(3.3)        $21.5
                                    =====       =====        =====        =====         =====

          (1) Of the 1,253 positions planned for elimination, 706 had been eliminated as of March 31, 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Restructuring and Other Nonrecurring Charges (Concluded)

         The Company expects that substantially all remaining payments will be made within the next twelve months.

     RESTRUCTURING AND OTHER NONRECURRING CHARGES PROGRAM - 1999

         The following table represents our reconciliation of the restructuring liability for the 1999 program, as of March 31, 2002, as follows:

                                                                Adjustments to
                                                                    Income/
                                     Balance at       Cash         Non-Cash     Balance at
                                      12/31/01    Expenditures    Write-offs     3/31/02
                                     ----------   ------------    ----------    ----------
                                                       (In millions)
Rationalization of
   operations
     Employment
       termination costs (1), (2)      $ 2.8         $(0.3)         $(1.3)        $ 1.2
International distribution
  and lease agreements (3)               0.5          (0.1)          (0.3)          0.1
                                       -----         -----          -----         -----
                                       $ 3.3         $(0.4)         $(1.6)        $ 1.3
                                       =====         =====          =====         =====

         (1) Of the 2,306 positions planned for elimination, 2,284 had been eliminated as of March 31, 2002.

         (2) $1.0 million of the $1.3 million classified as non-cash write-offs represents the reversal of certain employee termination costs was reflected as a reduction of restructuring charges recorded in 2001.

         (3) The amount classified as non-cash write-offs represent the reversal of certain lease agreement costs to income.

          The Company expects that the 1999 restructuring and other nonrecurring charges program will be either expended or adjusted by the end of the second quarter of 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Comprehensive Loss

          The components of accumulated other comprehensive loss are as follows:

                                   Foreign         Minimum            Accumulated
                                  currency    pension liability   other comprehensive
                                 adjustments     adjustment              loss
                                 -----------  -----------------   -------------------
                                                (In millions)
Balance at December 31, 2000       $ (75.4)        $ (4.2)             $ (79.6)
Changes in three months              (23.7)             -                (23.7)
                                   -------         ------              -------
Balance at March 31, 2001          $ (99.1)        $ (4.2)             $(103.3)
                                   =======         ======              =======

Balance at December 31, 2001       $(113.6)        $(18.1)             $(131.7)
Changes in three months               (2.0)          (0.1)                (2.1)
                                   -------         ------              -------
Balance at March 31, 2002          $(115.6)        $(18.2)             $(133.8)
                                   =======         ======              =======

          Included in the foreign currency adjustments balance at March 31, 2002 is total deferred derivative gain of $1.4 million.

9.   Subsequent Event

          On April 12, 2002, the Company announced that its home products business completed its acquisition of The Omega Group, a U.S. based manufacturer of kitchen and bath cabinets, for $538 million, which includes the assumption of $127 million in debt. The products included in the acquisition generated sales of $325 million in 2001.

          On a consolidated basis, the pro forma impact of The Omega Group on either net sales or operating company contribution is not expected to be significant as required by FAS Statement No. 141, "Business Combinations".

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, cash flows and stockholders' equity for each of the three-month periods ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated January 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP




Chicago, Illinois 60606
April 17, 2002

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

   Results of Operations for the Three Months Ended March 31, 2002 as Compared
                    to the Three Months Ended March 31, 2001


                                                     Operating Company
                                Net Sales             Contribution(1)
                          ---------------------     -------------------
                            2002         2001         2002       2001
                            ----         ----         -----      ----
                                           (In millions)

Home products             $  520.6     $  461.6     $   70.3   $   61.5
Spirits and wine             234.7        277.5         58.4       58.8
Golf products                266.0        254.2         31.5       33.5
Office products              249.4        278.3          7.7        7.3
                          --------     --------     --------   --------
                          $1,270.7     $1,271.6     $  167.9   $  161.1
                          ========     ========     ========   ========

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net, income taxes and minority interests.

CONSOLIDATED
------------

Net sales were flat as compared to the prior year. While net sales were supported by strength in the home products business and the introduction of new products in the golf and home business, these benefits were offset by lower sales in the office products business and the sale of the U.K. private-label Scotch business in October 2001 as well as unfavorable foreign exchange ($10 million). On a comparable basis to the prior year period, excluding the impact of revenues for the U.K. private-label Scotch business for the first quarter of 2001 and the impact of excise taxes and foreign exchange, net sales increased $50.7 million, or 4%.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Continued)

Operating company contribution increased $6.8 million, or 4%, due to lower operating expenses, strong demand in our home products business, cost savings achieved as a result of the establishment of the Future Brands LLC joint venture by the Company's spirits and wine business in June 2001, including $0.8 million of profit for interim Absolut vodka revenues and expenses recorded on a net basis during January 2002 prior to the termination of the Vin & Sprit interim distribution agreement and other cost containment initiatives across all of our businesses partly offset by unfavorable foreign exchange ($1.2 million). On a comparable basis, excluding the impact of the U.K. private-label Scotch business for the first quarter of 2001 and foreign exchange, operating company contribution increased $12.2 million, or 8%.

For the three months ended March 31, 2002, we recorded pre-tax restructuring and other nonrecurring charges of $3.2 million, $2.2 million after-tax, or one cent per share. These charges related to the rationalization of operations in the office products business.

Interest and related expenses decreased $15.0 million, or 47%. This decline primarily reflected the repayment of debt using proceeds received from Vin & Sprit and from the sale of the U.K. private-label Scotch business as well as lower interest rates.

The effective income tax rates for the three months ended March 31, 2002 and 2001 were 36.5% and 39.1%, respectively. The lower effective tax rate for the first quarter of 2002 principally reflected lower goodwill amortization related to the adoption of FAS Statement No. 142.

Net income increased $22.5 million, or 36.6%, to $84.0 million, or 57 cents basic and 55 cents diluted per share, compared with net income of $61.5 million, or 40 cents basic and 39 cents diluted per share, for the same three month period last year benefiting from lower interest expense and higher operating company contribution.

Income from operations before net charges, which represents income before the $3.2 million ($2.2 million after-tax) restructuring and other nonrecurring charges taken in the three month period ended March 31, 2002, and includes the eight cent benefit recognized as a result of the adoption of FAS Statement No. 142, was $86.2 million, or 58 cents basic and 56 cents diluted per share, respectively, for the three months ended March 31, 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Home Products

Net sales increased $59.0 million, or 13%. The increase in net sales was attributable to overall volume increases and higher average selling prices partly offset by higher rebates as well as unfavorable foreign exchange ($2 million). The overall volume increases were related to the introduction of new products coupled with line extensions and higher volume in certain existing product lines, primarily MasterBrand cabinets. Operating company contribution increased $8.8 million, or 14% on the higher sales partly offset by higher operating expenses.

The continued consolidation of the customer base in the home products industry, for example among home centers and large homebuilders, and increased price competition will continue to present us and our competitors with pricing challenges. Customer consolidation will also present opportunities for the most efficient manufacturers and skilled marketers.


Spirits and Wine

Net sales decreased $42.8 million, or 15%, principally on the sale of the U.K. private-label Scotch business in October 2001 as well as unfavorable foreign exchange ($1 million) partially offset by higher average selling prices in the Jim Beam bourbon and DeKuyper product lines. On a comparable basis, excluding the revenues of the U.K. private-label Scotch business for the first quarter of 2001 and the impact of excise taxes and foreign exchange, net sales were flat compared to the prior year period.

Operating company contribution was flat versus the prior year period. On a comparable basis, excluding the impact of the U.K. private-label Scotch business for the first quarter of 2001 and foreign exchange, operating company contribution increased $4.3 million, or 8%, principally attributable to the cost savings achieved as a result of the establishment of the Future Brands LLC joint venture in June 2001, including $0.8 million of profit for interim Absolut vodka revenues and expenses recorded on a net basis during January 2002, and continuing growth of the higher margin premium and superpremium spirits and wine brands. With the establishment of Vin & Sprit's new U.S. subsidiary as the exclusive importer of Vin & Sprit's products revenues and expenses under the interim distribution agreement with Vin & Sprit were no longer recorded by our spirits and wine business as of February 1, 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Spirits and Wine (Concluded)

The Maxxium joint venture, the merger of Grand Metropolitan and Guinness to create Diageo in late 1997, and the more recent sale of the Seagram brands to Diageo and Pernod-Ricard, and the Jim Beam-Absolut U.S. distribution joint venture and the Brown-Forman and Bacardi U.S. partnership reflect the continued trend towards consolidation in the highly competitive spirits and wine business. The creation of Diageo and the breadth of its portfolio, as well as continued consolidation of the supplier, distributor and retailer tiers, may present pricing and service challenges for our subsidiaries and their competitors. It may also present opportunities, particularly for the most efficient and innovative competitors.


Golf Products

Net sales increased $11.8 million, or 5%, on the introduction of new products and line extensions partly offset by lower volumes in certain existing product lines, unfavorable price mix as well as unfavorable foreign exchange ($3 million). The higher overall volumes were led by increased sales of golf balls, golf clubs, golf gloves and outerwear. Operating company contribution decreased $2.0 million, or 6%, due largely to higher marketing spending to support the business's new product initiatives.

Competitors whose products have significant brand awareness have introduced golf balls into their product offerings in the past three years and the golf ball industry has experienced increased price competition, partially as a result of such introductions. Largely as a result of the introduction of the Pro V1 and NXT, our golf ball business has recovered market share losses that occurred upon the entrance of new competitors. In 2002, our golf ball share has increased principally as a result of the improved availability of Pro V1 as well as the introduction of the new NXT Tour, Distance and Pinnacle golf balls. The ability of the Company's golf business to maintain and increase revenues will depend upon its innovation and marketing.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Golf Products (Concluded)

The United States Golf Association (USGA) establishes standards for golf equipment used in the United States. On November 2, 1998, the USGA announced the immediate implementation of a new golf club performance rule that established a rebound velocity standard for driving clubs. The Royal and Ancient Golf Club (R&A) establishes standards for golf equipment used in competitive play outside the United States and Mexico. On September 21, 2000, the R&A issued a Notice to Manufacturers announcing its decision not to adopt the USGA's rebound velocity standard or any new rule or test protocol for driving clubs. The R&A's decision not to adopt the rule implemented by the USGA has resulted in conflicting conformance standards for driving clubs in the United States and the rest of the world. The USGA and R&A have recently proposed a compromise to resolve this conflict in performance standards. Although it is not possible at this time to determine the impact of this proposal if adopted, it may cause a significant disruption to the market for driving clubs by changing the current standards in the U.S. and by creating separate equipment standards for tournament and recreational play.

Each of the USGA and the R&A has announced its intention to propose new rules addressing the overall distance standard for golf balls, golf club head size and golf club shaft length. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our group's golf ball business and/or the golf ball industry. However, the new rules being considered could incorporate rules that would shorten the overall distance that golf balls are allowed to travel and that could hamper innovation in the design and manufacture of golf balls.

There has been considerable recent discussion in the golf trade press regarding the use of a standardized golf ball for professional tournament play and a separate set of rules for tournament play. The adoption of either concept by one of golf's ruling bodies, a professional tour or individual tournaments could materially impact our golf products business and the golf industry.

Although it is difficult to predict the impact of the rules discussed above if adopted, they could have a significant impact on our golf products business and/or the golf industry.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Office Products

Net sales decreased $28.9 million, or 10%. The lower sales resulted primarily from lower volumes in the United States and Europe, with major customers continuing to reduce inventories, as well as unfavorable foreign exchange ($4 million). The lower sales were further impacted by industry-wide volume challenges in the United States, economic softness in Europe, our office products business's second largest market, and discontinued product lines in both markets. The decrease in net sales was partly offset by the introduction of new products.

Operating company contribution increased $0.4 million, or 5%, reflecting the savings achieved as a result of the business's restructuring actions and the business's focus on its most profitable product categories.

The office products business is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. The continuing consolidation of customers is causing increased pricing pressures that negatively affect results. Pricing pressures were compounded by the ongoing efforts of several major customers to reduce inventory levels. These conditions continue to present challenges to our office products group and its competitors.

We decided, in April 2001, not to divest our office products business due to weakness in the overall economy particularly impacting the office products industry. We are currently repositioning and restructuring the business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity. As a result of this plan, we recorded total pre-tax restructuring and other nonrecurring charges of $3.2 million during the three months ended March 31, 2002 to complete the first phase of our repositioning program. We are currently in the process of completing our plans for the final phase of our office products repositioning. The final phase will substantially downsize the business's manufacturing capacity and distribution infrastructure and we expect it will provide significant further cost savings and working capital improvements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities of $62.3 million for the three months ended March 31, 2002 compared with $23.5 million for the same three-month period last year. The increase was primarily related to the higher net income and a reduction in inventory.

Net cash used by investing activities for the three months ended March 31, 2002 was $30.3 million, compared with $43.0 million in the same three-month period last year.

Net cash provided by financing activities for the three months ended March 31, 2002 was $10.7 million, compared with $48.4 million in the same three month period last year. During the three months ended March 31, 2002, purchases of our common stock amounted to $52.1 million (1,131,000 shares repurchased) and proceeds received from the exercise of stock options ($80.6 million) increased as options exercises were higher than in the same three-month period last year.

Total debt increased $19.6 million during the three month period ended March 31, 2002. However, the ratio of total debt to total capital decreased to 28.2% at March 31, 2002 from 28.4% at December 31, 2001. As a result of the acquisition of The Omega Group in April 2002, the total amount of debt increased $438 million, while the ratio of total debt to total capital increased to 35.8% at April 30, 2002.

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

Individual Cases

          As of May 1, 2001, there were approximately 76 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 76 such cases as of March 1, 2002, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Class Actions

          As of May 1, 2001, there were approximately 13 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 13 such cases on March 1, 2002, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Health Care Cost Recovery Actions

          As of May 1, 2001, there were approximately two health care cost recovery actions pending in which Registrant had been name as one of the defendants, compared with approximately two such cases as of March 1, 2002, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     15. Letter from PricewaterhouseCoopers LLP dated May 15, 2002 re unaudited financial information.

     99.  List of Pending/Terminated Cases.

          *Indicates that exhibit is a management contract or compensatory plan or arrangement.


          In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K

Registrant filed a Current Report on Form 8-K, dated January 23, 2002, in respect of Registrant's press release dated January 23, 2002 announcing Registrant's financial results for the year-ended December 31, 2001 (Items 5 and 7(c)).

Registrant filed a Current Report on Form 8-K, dated March 6, 2002, in respect of Registrant's renewal of its stock repurchase program and Registrant's press release dated February 25, 2002 relating to the selection of Registrant's cabinets business as exclusive supplier for Home Depot's Thomasville brands of cabinets. (Items 5 and 7(c)).

Registrant filed a Current Report on Form 8-K, dated March 19, 2002, in respect of Registrant's press release dated March 19, 2002 announcing that management expected to report first quarter earnings per share that are above the top end of the current range of analysts' estimates, and in respect of Registrant's investor brochure dated March 19, 2002. (Items 5, 7(c) and 9).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FORTUNE BRANDS, INC.
                                        --------------------
                                            (Registrant)








Date:  May 15, 2002                     By /s/ Nadine A. Heidrich
     -------------------                   ----------------------
                                        Nadine A. Heidrich
                                        Vice President and Corporate
                                        Controller

                                  EXHIBIT INDEX


                                                           Sequentially
Exhibit                                                    Numbered Page
-------                                                    -------------

  12.     Statement re computation of ratio of
          earnings to fixed charges.

  15.     Letter from PricewaterhouseCoopers LLP
          dated May 15, 2002 re unaudited
          financial information.

  99.     List of Pending/Terminated Cases.