Form 10-Q
period 2002-06-30
FORTUNE BRANDS INC
filed 2002-08-12
CIK 789073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                          Commission file number 1-9076
ended June 30, 2002

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at July 31, 2002 was 150,083,064 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (In millions)



                                                  June 30,   December 31,
                                                    2002       2001
                                                  --------   ------------
                                                       (Unaudited)

Assets
  Current assets
   Cash and cash equivalents                      $   55.7   $   48.7
   Accounts receivable, net                          970.0      860.6

   Inventories
    Bulk whiskey                                     193.9      180.8
    Other raw materials, supplies and
     work in process                                 250.4      249.6
    Finished products                                390.2      426.2
                                                  --------   --------
                                                     834.5      856.6

  Other current assets                               234.7      203.7
                                                  --------   --------
    Total current assets                           2,094.9    1,969.6

  Property, plant and equipment, net               1,194.8    1,158.4

  Intangibles resulting from
   business acquisitions, net                      2,267.9    1,789.6

  Other assets                                       417.8      383.3
                                                  --------   --------
   Total assets                                   $5,975.4   $5,300.9
                                                  ========   ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                     (In millions, except per share amounts)



                                                    June 30,  December 31,
                                                     2002        2001
                                                   --------   ------------
                                                          (Unaudited)

Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                           $   56.4    $   37.8
  Commercial paper                                    341.9          --
  Current portion of long-term debt                     1.1         1.4
  Accounts payable                                    266.2       308.9
  Accrued taxes                                       411.8       353.3
  Accrued customer programs                           126.9       132.5
  Accrued salaries, wages and other compensation      111.9       100.2
  Accrued expenses and other liabilities              316.2       324.3
                                                   --------    --------
   Total current liabilities                        1,632.4     1,258.4


Long-term debt                                        974.8       950.3
Deferred income                                       213.8       227.2
Postretirement and other liabilities                  375.3       371.5
                                                   --------    --------
   Total liabilities                                3,196.3     2,807.4
                                                   --------    --------

Minority interest in consolidated subsidiaries
                                                      398.2       390.8

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                        8.1         8.6
 Common stock, par value $3.125 per
  share, 229.6 shares issued                          717.4       717.4
Paid-in capital                                       113.0       113.2
Accumulated other
 comprehensive loss                                  (114.0)     (131.7)
Retained earnings                                   4,363.3     4,157.7
Treasury stock, at cost                            (2,706.9)   (2,762.5)
                                                   --------    --------
   Total stockholders' equity                       2,380.9    $2,102.7
                                                   --------    --------

    Total liabilities and
      stockholders' equity                         $5,975.4    $5,300.9
                                                   ========    ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 for the Six Months Ended June 30, 2002 and 2001

                     (In millions, except per share amounts)
                                   (Unaudited)

                                                2002        2001
                                             ---------    ---------

Net sales                                    $ 2,783.8    $ 2,677.4

 Cost of products sold                         1,522.8      1,474.7
 Excise taxes on spirits and wine                149.3        171.4
 Advertising, selling, general and
  administrative expenses                        719.3        702.5
 Amortization of intangibles                       6.7         31.5
 Restructuring charges                            19.3         12.0
 Interest and related expenses                    37.7         58.9
 Other income                                    (29.5)        (2.7)
                                             ---------    ---------
Income before income taxes                       358.2        229.1

  Income taxes                                    69.6         61.3
  Minority interests                               7.7          3.4
                                             ---------    ---------
Net income                                   $   280.9    $   164.4
                                             =========    =========
Earnings per share

     Basic                                   $    1.88    $    1.07
                                             =========    =========

     Diluted                                 $    1.82    $    1.05
                                             =========    =========

Dividends paid per share                     $    0.50    $    0.48
                                             =========    =========
Average number of shares outstanding

     Basic                                       149.5        153.2
                                             =========    =========
     Diluted                                     154.3        156.4
                                             =========    =========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Three Months Ended June 30, 2002 and 2001

                     (In millions, except per share amounts)
                                   (Unaudited)

                                            2002         2001
                                         ---------    ---------


Net sales                                $ 1,513.1    $ 1,405.8

     Cost of products sold                   824.6        786.2
     Excise taxes on spirits and wine         74.6         88.2
     Advertising, selling, general and
       administrative expenses               375.9        353.4
     Amortization of intangibles               3.4         15.8
     Restructuring charges                    17.5         12.0
     Interest and related expenses            20.9         27.1
     Other income                            (23.4)        (2.5)
                                         ---------    ---------
Income before income taxes                   219.6        125.6

     Income taxes                             18.9         20.8
     Minority interests                        3.8          1.9
                                         ---------    ---------
Net income                               $   196.9    $   102.9
                                         =========    =========
Earnings per share

     Basic                               $    1.31    $    0.67
                                         =========    =========

     Diluted                             $    1.27    $    0.66
                                         =========    =========
Dividends paid per share                 $    0.25    $    0.24
                                         =========    =========
Average number of shares outstanding
     Basic                                   150.3        152.7
                                         =========    =========
     Diluted                                 155.1        156.1
                                         =========    =========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS for the Six Months Ended June 30, 2002 and 2001

                                  (In millions)
                                   (Unaudited)


                                                      2002       2001
                                                     -------    -------
Operating activities
 Net income                                          $ 280.9    $ 164.4
 Depreciation and amortization                          86.0      110.1
 Restructuring charges                                  19.3       12.0
 Deferred taxes                                         15.9      (94.0)
 Increase in accounts receivable                       (66.1)     (16.0)
 Decrease in inventories                                49.7       30.0
 Decrease in accounts payable, accrued
  expenses and other liabilities                      (113.7)     (17.8)
 Increase in accrued taxes                              95.0       90.0
 Tax benefit on exercise of stock options              (22.8)      --
 Other operating activities, net                       (73.8)    (111.0)
                                                     -------    -------
  Net cash provided from operating activities          270.4      167.7
                                                     -------    -------
Investing activities
 Additions to property, plant and equipment            (75.1)     (84.6)
 Acquisitions, net of cash acquired                   (433.0)      (6.5)
 Proceeds from contribution of assets to joint
  venture                                               --        270.0
 Other investing activities, net                         2.1        2.8
                                                     -------    -------
  Net cash (used) provided by investing activities    (506.0)     181.7
                                                     -------    -------

Financing activities
 Proceeds from sale of minority interest in
  wholly-owned subsidiary                               --        375.0
 Increase (decrease) in short-term debt, net           358.4     (537.8)
 Issuance of long-term debt                             25.0        0.2
 Repayment of long-term debt                          (100.7)      (6.7)
 Dividends to stockholders                             (75.3)     (74.0)
 Cash purchases of common stock for treasury           (85.0)     (69.7)
 Proceeds received from exercise of stock options      120.8       19.0
                                                     -------    -------
  Net cash provided (used) by financing activities     243.2     (294.0)
                                                     -------    -------
Effect of foreign exchange rate changes on cash         (0.6)      (5.3)
                                                     -------    -------
 Net increase in cash and cash equivalents               7.0       50.1

Cash and cash equivalents at beginning of period        48.7       20.9
                                                     -------    -------
Cash and cash equivalents at end of period           $  55.7    $  71.0
                                                     =======    =======



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the Six Months Ended June 30, 2002 and 2001

                                  (In millions)
                                   (Unaudited)



                                          $2.67                              Accumulated
                                    Convertible                                    other                        Treasury
                                      Preferred       Common     Paid-in   comprehensive        Retained          stock,
                                          stock        stock     capital            loss        earnings         at cost      Total
===================================================================================================================================
Balance at December 31, 2000           $    9.2     $  717.4    $  125.9       $  (79.6)        $3,919.7      $(2,556.7)   $2,135.9

Comprehensive income
    Net income                               --           --        --               --            164.4             --       164.4
    Changes during the period                --           --        --            (26.8)              --             --       (26.8)
                                       --------     --------    --------        -------         --------      ---------    --------
Total comprehensive (loss) income            --           --        --            (26.8)           164.4             --       137.6
                                       --------     --------    --------        -------         --------      ---------    --------
Dividends                                    --           --        --               --            (74.0)            --       (74.0)
Purchases                                    --           --        --               --               --          (71.6)      (71.6)
Conversion of preferred stock and
    delivery of stock plan shares          (0.3)          --        (6.8)            --               --           27.1        20.0
                                       --------     --------    --------        -------         --------      ---------    --------
Balance at June 30, 2001               $    8.9     $  717.4    $  119.1        $(106.4)        $4,010.1      $(2,601.2)   $2,147.9
                                       ========     ========    ========        =======         ========      =========    ========


Balance at December 31, 2001           $    8.6     $  717.4    $  113.2        $(131.7)        $4,157.7      $(2,762.5)   $2,102.7

Comprehensive income
    Net income                               --           --          --             --            280.9             --       280.9
    Changes during the period                --           --          --           17.7               --             --        17.7
                                       --------     --------    --------        -------         --------      ---------    --------
Total comprehensive income                   --           --          --           17.7            280.9             --       298.6
                                       --------     --------    --------        -------         --------      ---------    --------
Dividends                                    --           --          --             --            (75.3)            --       (75.3)
Purchases                                    --           --          --             --               --          (85.4)      (85.4)
Tax benefit on exercise of stock
   options                                   --           --        22.8             --               --             --        22.8
Conversion of preferred stock,
    delivery of stock plan shares
    and sale of stock in a
    subsidiary                             (0.5)          --       (23.0)            --               --          141.0       117.5
                                       --------     --------    --------        -------         --------      ---------    --------
Balance at June 30, 2002               $    8.1     $  717.4      $113.0        $(114.0)        $4,363.3      $(2,706.9)   $2,380.9
                                       ========     ========      ======        =======         ========      =========    ========







            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Principles of Consolidation

         The condensed consolidated balance sheet as of June 30, 2002, the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2002 and 2001, and the related condensed consolidated statements of cash flows and stockholders' equity for the six month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments include restructuring and other nonrecurring charges and normal recurring items. Interim results may not be indicative of results for a full year.

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

2. Accounting Changes

   Goodwill and Purchased Intangible Assets

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS Statement No. 142"). FAS Statement No. 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. In addition, FAS Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

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

         In addition, other purchased intangible assets, primarily definite-lived tradenames, are carried at cost less accumulated amortization. The remaining tradenames are amortized over their estimated useful lives, either 15 or 30 years. The gross carrying value and accumulated amortization of the Company's amortizable intangible assets were $518.2 million and $171.4 million, respectively, as of June 30, 2002. These amounts do not include values related to the acquisition of Omega Holdings, Inc. These will be assigned as final valuations are completed, which is expected to occur during the third quarter of 2002. The Company's anticipated annual amortization is expected to be approximately $16 million as compared to $62.7 million in 2001.

         The following tables present the impact of FAS Statement No. 142 on net income and net income per share had the standard been in effect for the six and three months ended June 30, 2001:


                                                  Six Months Ended
                                                 June 30,   June 30,
                                                   2002       2001
                                                  -------   -------

Net income - as reported                          $ 280.9   $ 164.4
Adjustments:
  Amortization of goodwill                           --        18.8
  Amortization of tradenames                         --         4.2
Income tax effect                                    --        (1.8)
                                                  -------   -------
Net adjustments                                      --        21.2
                                                  -------   -------
Net income - adjusted                             $ 280.9     185.6
                                                  =======   =======
Basic net income per share -
  as reported                                     $  1.88   $  1.07

Basic net income per share -
  as adjusted                                     $  1.88   $  1.21

Diluted net income per share -
  as reported                                     $  1.82   $  1.05

Diluted net income per share -
  as adjusted                                     $  1.82   $  1.19

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2. Accounting Changes (Continued)

   Goodwill and Purchased Intangible Assets (Concluded)


                                     Three Months Ended
                                   June 30,        June 30,
                                     2002            2001
                                   --------        --------

Net income - as reported           $  196.9        $  102.9
Adjustments:
  Amortization of goodwill             --               9.4
  Amortization of tradenames           --               2.1
Income tax effect                      --              (0.9)
                                   --------        --------
Net adjustments                        --              10.6
                                   --------        --------
Net income - adjusted              $  196.9           113.5
                                   ========        ========
Basic net income per share -
  as reported                      $   1.31        $   0.67

Basic net income per share -
  as adjusted                      $   1.31        $   0.74

Diluted net income per share -
  as reported                      $   1.27        $   0.66

Diluted net income per share -
  as adjusted                      $   1.27        $   0.73

         As of June 30, 2002, we have performed our transitional tests and no impairment of goodwill or other intangible assets has been recognized under FAS Statement No. 142.

   Net Sales

         As required by the Emerging Issues Task Force Issues No. 00-14 and No. 00-25, net sales reflect the effect of a reclassification of certain expenses
   - previously included in selling and general and administrative expenses - as a reduction of net sales. These reclassifications, which reduced reported net sales by $57.0 and $27.6 million for the six and three months ending June 30, 2001. These reclassifications did not result in a change in the Company's operating company contribution, earnings or earnings per share in any of the periods affected.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Accounting Changes (Concluded)

   Recently Issued Accounting Standards

         On July 30, 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146 (FAS Statement No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". FAS Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by FAS Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS Statement No. 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

         FAS Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and the Company will apply FAS Statement No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.


3. Sale of Stock of Subsidiary

         In January 2002, the Company completed the second of two transactions to sell shares in its wholly-owned office products subsidiary, ACCO World Corporation ("ACCO"). These two transactions resulted in an aggregate reduction of less than 2% of the Company's interest in ACCO. The Company treated the sale as an equity transaction in accordance with Company policy, recording the difference between the purchase price and the book value of the subsidiary's stock to "Paid-in-capital." As a result of the first of the two transactions, the Company recognized a net tax benefit of $72.9 million in 2001. The two transactions resulted in a substantial tax loss carryforward that will be realized in the event the Company has qualified taxable capital gains.


4. Acquisition/Joint Venture

         In April 2002, the home products business acquired Omega Holdings, Inc. ("Omega"), a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadens the product line, providing additional

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisition/Joint Venture (Concluded)

   selling opportunities across customers, and is expected to produce purchasing and manufacturing efficiencies. The cost of this acquisition was $538 million. The cost exceeded the estimated fair value of net assets acquired by approximately $480 million.

         If Omega had been included in consolidated results from January 1, 2001, the Company's net sales, net income and diluted earnings per share would have each been 3% higher for the six months ended June 30, 2002. Similarly, net sales, net income and diluted earnings per share would have been 6%, 7% and 7% higher respectively for the six months ended June 30, 2001.

         On May 31, 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden (V&S) creating a joint venture, named Future Brands LLC (the "LLC"), to distribute over an initial ten-year period both companies' spirits and wine brands in the United States. The Company's spirits and wine business has accounted for this joint venture using the equity method of accounting. V&S paid $270 million to gain access to the U.S. distribution network of our spirits and wine business and to acquire a 49% interest in the LLC, and paid $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW") in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S are convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, Jim Beam Brands Co. ("JBB Co."), or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of the LLC as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBB Co., including, but not limited to, making payments to suppliers, employees and other parties with which the LLC has contracts in the event of a default of the LLC. In June 2001, the Company began amortizing these amounts to other income on a straight-line basis over the initial term of the agreement.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes

         In June 2002, the Company recorded a tax benefit of $61.7 million plus after-tax interest of $9.6 million. This resulted from new IRS regulations, issued in March 2002, that reinterpret the capital loss disallowance rules and enabled the Company to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997. The Company will receive cash representing the tax refund and related interest upon the conclusion of the IRS's regular audit of our 1997 tax returns.


6. Information on Business Segments

              Net sales and operating company contribution are as follows:


                                    Six Months Ended June 30,
                            ----------------------------------------
                                                     Operating
                                  Net                 Company
                                 Sales              Contribution
                            -------------------   ------------------
                              2002       2001       2002      2001
                            --------   --------   --------  --------

                                           (In millions)
Home products               $1,191.8   $  988.0   $  178.6  $  138.3
Spirits and wine               480.8      580.2      129.0     133.9
Golf products                  600.7      554.6       95.4      91.8
Office products                510.5      554.6       16.3      14.6
                            --------   --------   --------  --------
                            $2,783.8   $2,677.4   $  419.3  $  378.6
                            ========   ========   ========  ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Information on Business Segments (Continued)


                                    Three Months Ended June 30,
                             ----------------------------------------
                                                      Operating
                                  Net                  Company
                                 Sales               Contribution
                             -------------------   ------------------
                                2002       2001       2002      2001
                             --------   --------   --------  --------

                                          (In millions)
Home products                $  671.2   $  526.4   $  108.3  $   76.8
Spirits and wine                246.1      302.7       70.6      75.1
Golf products                   334.7      300.4       63.9      58.3
Office products                 261.1      276.3        8.6       7.3
                             --------   --------   --------  --------
                             $1,513.1   $1,405.8   $  251.4  $  217.5
                             ========   ========   ========  ========

         Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net, income taxes and minority interests.

         A reconciliation of operating company contribution to consolidated income before income taxes is as follows:

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2002             2001
                                                   --------         --------
                                                        (In millions)

Operating company contribution                       $419.3         $378.6
Amortization of intangibles                             6.7           31.5
Restructuring charges                                  19.3           12.0
Other nonrecurring charges                              3.4           30.3
Interest and related expenses                          37.7           58.9
Non-operating expenses                                 (6.0)          16.8
                                                     ------         ------
Income before income taxes and minority interests    $358.2         $229.1
                                                     ======         ======

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Information on Business Segments (Concluded)

                                                    Three Months Ended June 30,
                                                    ----------------------------
                                                       2002            2001
                                                    ------------   -------------
                                                             (In millions)
Operating company contribution                         $251.4        $217.5
Amortization of intangibles                               3.4          15.8
Restructuring charges                                    17.5          12.0
Other nonrecurring charges                                2.0          30.3
Interest and related expenses                            20.9          27.1
Non-operating expenses                                  (12.0)          6.7
                                                       ------        ------
Income before income taxes and minority interests      $219.6        $125.6
                                                       ======        ======


7. Earnings Per Share

         The computation of basic and diluted earnings per common share for "Net income" is as follows:


                                                 Six Months Ended       Three Months Ended
                                                     June 30,                June 30,
                                               --------------------   ----------------------
                                                  2002        2001       2002         2001
                                               ----------   -------   ----------   ---------
                                                   (In millions, except per share amounts)
Net income                                     $    280.9   $ 164.4   $    196.9   $   102.9
    Less:  Preferred stock dividends                  0.4       0.4          0.2         0.2
                                               ----------    ------   ----------   ---------
Income available to common
    stockholders - basic                            280.5     164.0        196.7       102.7
Convertible Preferred stock
    dividend requirements                             0.4       0.4          0.2         0.2
                                               ----------    ------   ----------   ---------
Income available to common
    stockholders - diluted                     $    280.9    $164.4   $    196.9   $   102.9
                                               ==========    ======   ==========   =========

Weighted average number of common
    shares outstanding - basic                      149.5    $153.2        150.3       152.7
Conversion of Convertible
    Preferred stock                                   1.7       1.8          1.7         1.9
Exercise of stock options                             3.1       1.4          3.1         1.5
                                               ----------    ------   ----------   ---------
Weighted average number of common
     shares outstanding - diluted                   154.3    $156.4        155.1       156.1
                                               ==========    ======   ==========   =========
Earnings per common share
     Basic                                     $     1.88    $ 1.07   $     1.31   $    0.67
                                               ==========    ======   ==========   =========
     Diluted                                   $     1.82    $ 1.05   $     1.27   $    0.66
                                               ==========    ======   ==========   =========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. Restructuring and Other Nonrecurring Charges

   RESTRUCTURING AND OTHER NONRECURRING CHARGES PROGRAM - 2001

         In April 2001, the Company announced that as a result of its evaluation of strategic options for its office products business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. The Company determined that it would not divest its office products business due to weakness in the overall economy and current conditions in the office products industry. In addition, in the fourth quarter of 2001, the home products business recorded restructuring and other nonrecurring charges for workforce reductions and rationalization of operations while the golf business recorded charges for capacity reductions in select technology platforms.

         As a result of these actions, the Company recorded pre-tax restructuring charges for the three-month and six-month periods ended June 30, 2002 as follows:


                                               Restructuring Charges
                                   ------------------------------------------
                                    Six Months Ended      Three Months Ended
                                     June 30, 2002          June 30, 2002
                                   ------------------    --------------------
                                               (In millions)
 Office products                        $19.3                      $ 17.5

         The charges principally related to employee termination costs, asset write-offs and costs associated with a consolidation of manufacturing facilities.

                Reconciliation of the restructuring liability, as of June 30, 2002 is as follows:

                                           Balance at           2002                Cash             Non-Cash         Balance at
                                            12/31/01          Provision         Expenditures        Write-offs         6/30/02
                                           ----------        ----------         ------------        ----------        ----------
                                                                                  (In millions)
Rationalization of
   operations
     Employment
       termination costs (1)                $ 17.1             $ 12.2             $ (14.7)           $  --             $ 14.6
     Other                                     4.7                 --                (1.2)            (2.5)               1.0
International distribution
  and lease agreements                         5.2                1.1                (0.5)              --                5.8
Loss on disposal of assets                     2.4                6.0                (0.6)            (6.3)               1.5
                                            ------             ------              ------            -----             ------
                                            $ 29.4             $ 19.3             $ (17.0)           $(8.8)            $ 22.9
                                            ======             ======             =======            =====             ======

(1) Of the 1,678 positions planned for elimination, 1,203 had been eliminated as of June 30, 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. Restructuring and Other Nonrecurring Charges (Concluded)

         The Company expects that substantially all remaining payments will be made within the next twelve months.

         During the three-month and six-month periods ended June 30, 2002, the Company recorded pre-tax other nonrecurring charges as follows:


                                      Other Nonrecurring Charges
                      ---------------------------------------------------------
                          Six Months Ended              Three Months Ended
                            June 30, 2002                 June 30, 2002
                      ----------------------------    -------------------------
                                                  (In millions)
                       Cost of                         Cost of
                        Sales      SG&A                 Sales     SG&A
                       Charges    Charges   Total      Charges   Charges   Total
                       -------    -------   -----      -------   -------   -----

Office products        $ 2.5       $ 0.9    $ 3.4       $ 1.8    $ 0.2     $ 2.0

         The nonrecurring charges relate to the relocation of manufacturing facilities and inventory write-offs.

   RESTRUCTURING AND OTHER NONRECURRING CHARGES PROGRAM - 1999

         The following table represents our reconciliation of the restructuring liability for the 1999 program, as of June 30, 2002, as follows:

                                                                                    Adjustments
                                                                                    to Income/
                                            Balance at         Cash                  Non-Cash            Balance at
                                             12/31/01       Expenditures            Write-offs            6/30/02
                                            ----------      ------------            ----------           ----------
                                                                       (In millions)
Rationalization of operations
   Employment termination costs (1), (2)      $2.8             $(0.5)                $(2.3)                   $--
International distribution
  and lease agreements (3)                     0.5              (0.1)                 (0.4)                    --
                                              ----             -----                  ----                    ----
                                              $3.3             $(0.6)                $(2.7)                   $--
                                              ====             =====                 =====                    ====


(1) 2,299 positions had been eliminated as of June 30, 2002 with no additional eliminations planned.

(2) $0.7 of the $2.3 classified as non-cash write-offs represents the reversal of certain employment termination costs that were reflected as a reduction of restructuring charges recorded in 2001. The remaining $1.6 represents a reclass to reduce employment termination costs.

(3) The amount classified as non-cash write-offs represents a reclass to reduce certain lease termination costs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Comprehensive Loss

         The components of accumulated other comprehensive loss are as follows:


                                            Foreign               Minimum              Accumulated
                                           currency          pension liability     other comprehensive
                                          adjustments           adjustment                loss
                                         ------------        -----------------     -------------------
                                                               (In millions)
Balance at December 31, 2000               $ (75.4)              $  (4.2)               $ (79.6)
Changes in six months                        (26.8)                   --                  (26.8)
                                           -------               -------                -------
Balance at June 30, 2001                   $(102.2)              $  (4.2)               $(106.4)
                                           =======               =======                =======

Balance at December 31, 2001               $(113.6)              $ (18.1)               $(131.7)
Changes in six months                         17.8                  (0.1)                  17.7
                                           -------               -------                -------
Balance at June 30, 2002                   $ (95.8)              $ (18.2)               $(114.0)
                                           =======               =======                =======

         Included in the foreign currency adjustments balance at June 30, 2002 are total deferred derivative losses of $0.9 million.

         For the three month periods ended June 30, 2002 and 2001, total comprehensive income resulted in income of $216.7 million and $99.8 million, respectively.


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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and June 30, 2001, and the condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated January 22, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP



Chicago, Illinois 60606
July 17, 2002

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     FORTUNE BRANDS, INC. AND SUBSIDIARIES


  Results of Operations for the Six Months Ended June 30, 2002 as Compared to
                       the Six Months Ended June 30, 2001


                                            Operating Company
                        Net Sales            Contribution(1)
                   -------------------   ----------------------
                     2002       2001       2002         2001
                   --------   --------   --------      --------
                                 (In millions)

Home products      $1,191.8   $  988.0   $  178.6      $  138.3
Spirits and wine      480.8      580.2      129.0         133.9
Golf products         600.7      554.6       95.4          91.8
Office products       510.5      554.6       16.3          14.6
                   --------   --------   --------      --------
                   $2,783.8   $2,677.4   $  419.3      $  378.6
                   ========   ========   ========      ========

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expenses, net, income taxes and minority interests.

CONSOLIDATED

Net sales increased $106.4 million, or 4%. Sales benefited from the acquisition of Omega Holdings, Inc., a U.S.-based manufacturer of custom and semi-custom cabinetry, higher volumes in certain existing product lines in the home products business, and increased volumes associated with the introduction of new products and line extensions, primarily in the golf products business. These factors were offset, in part, by lower volumes in certain existing product lines, principally in the golf and office products businesses, and the sale of the U.K.-based Scotch whisky business in October 2001, as well as unfavorable foreign exchange ($6 million). On a comparable basis, net sales increased $115.9 million, or 5%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business for the first six months of 2001, sales of Absolut Vodka recorded on an interim basis in the second quarter of 2001, the Omega cabinets acquisition for the second quarter of 2002, and the impact of excise taxes and foreign exchange.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)


Operating company contribution increased $40.7 million, or 11%. This increase was due to sales from the Omega cabinets business, strong demand and positive operating leverage in our home products business, cost savings achieved as a result of the establishment of the Future Brands LLC spirits and wine joint venture in June 2001 and other cost containment initiatives across all of our operations, particularly in our office products business. On a comparable basis, operating company contribution increased $34.1 million, or 9%. Comparable results exclude the impact of the U.K.-based Scotch whisky business for the first six months of 2001, sales of Absolut Vodka recorded on an interim basis in the second quarter of 2001, the Omega cabinets acquisition for the second quarter of 2002, and the impact of foreign exchange.

For the six months ended June 30, 2002, we recorded pre-tax restructuring and other nonrecurring charges in our office products business of $22.7 million, $15.1 million after tax, or ten cents per share. The charges principally related to employee termination costs, asset write-offs and costs associated with a consolidation and relocation of manufacturing facilities.

For the six months ended June 30, 2001, we recorded pre-tax restructuring and other nonrecurring charges of $42.3 million ($27.8 million after tax, or 18 cents per share). These charges principally related to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options and workforce reduction initiatives across its operations.

Interest and related expenses decreased $21.2 million, or 36%. This decline primarily reflected lower average borrowings as we repaid debt using proceeds received from Vin & Sprit and from the sale of the U.K.-based Scotch whiskey business as well as lower interest rates, partially offset by commercial paper borrowings used to initially finance the Omega cabinets acquisition.

The effective income tax rate comparison was impacted by the recognition, during the second quarter of 2002, of a $61.7 million tax credit resulting from new IRS regulations that reinterpret the capital loss disallowance rules. The new regulations now enable us to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997. The other factors impacting the effective income tax rate comparison include: the reversal of a $31.0 million tax reserve for the years 1990 through 1992 in the second quarter of 2001; and the restructuring and other nonrecurring charges recorded in the first six months of 2002 and the second quarter of 2001. Excluding these items, the effective income tax rates for the six months ended June 30, 2002 and 2001 were 36.5% and 39.4%, respectively. This lower effective tax rate principally reflected lower goodwill amortization related to the adoption of FAS Statement No. 142.

Net income increased $116.5 million, or 71%, to $280.9 million, or $1.88 basic and $1.82 diluted per share, for the six months ended June 30, 2002

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)


compared with net income of $164.4 million, or $1.07 basic and $1.05 diluted per share, for the same six month period last year. This increase was attributable to the $61.7 million tax credit recognized in the second quarter of 2002, higher operating company contribution, lower intangible amortization resulting from the adoption of FAS Statement No. 142, and lower interest expense.

Income from operations before net gains increased $63.5 million to $224.7 million, or $1.50 basic and $1.46 diluted per share, for the six months ended June 30, 2002 compared with $161.2 million, or $1.05 basic and $1.03 diluted per share, for the six months ended June 30, 2001. For the six months ended June 30, 2002, income from operations before net gains represents net income before the $22.7 million ($15.1 million after tax) restructuring and other nonrecurring charges, and the recognition of a $61.7 million tax credit and related interest of $14.9 million ($9.6 million after tax). For the six months ended June 30, 2001, income from operations before net gains represents net income before the $42.3 million ($27.8 million after tax) restructuring and other nonrecurring charges and a $31.0 tax reserve that was no longer required for the years 1990 through 1992.

On July 30, 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS Statement No. 146 supercedes in its entirety previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and we will apply the Statement prospectively to exit or disposal activities initiated after December 31, 2002.

As a result of an uncertain U.S. and global economic outlook, it is difficult to predict consumer spending trends and the effect they may have on our businesses in the second half of 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Concluded)


On a periodic basis, the Company evaluates the assumptions used in determining its pension liabilities and assets as well as pension expense or income based upon current economic conditions at the time the assumptions are set and historical asset returns on plan assets.

Accordingly, in late 2001, for purposes of preparing our December 31, 2001 pension disclosures and determining our consolidated 2002 pension expense, certain pension assumptions were revised. These included the weighted-average expected return on plan assets, which was lowered from 9.6% to 8.3%, and the weighted-average discount rate, which was reduced from 7.2% to 7%. These changes will result in an increase to the Company's consolidated pension expense in 2002 of approximately $15 million. In 2001, our consolidated pension expense was $7.3 million. Management of the Company continues to believe that these assumptions are appropriate.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Home Products


Net sales increased $203.8 million, or 21%, as a result of the acquisition of Omega Holdings, Inc., overall volume increases and higher average prices partially offset by higher rebates as well as unfavorable foreign exchange ($1 million). The overall volume increases were attributable to the introduction of new products coupled with line extensions and higher volumes in certain existing product lines, primarily cabinets and Moen faucets. Strong demand and share gains were aided by a robust building and remodeling environment, which supported the underlying sales growth for our cabinet brands and solid growth for Moen faucets.

Operating company contribution increased $40.3 million, or 29%. The higher operating company contribution resulted from the acquisition of Omega Holdings, Inc., higher underlying sales across all of our home businesses and positive operating leverage.

The continued consolidation of the customer base in the home products industry, for example among home centers and large homebuilders, and increased price competition will continue to present us and our competitors with pricing challenges. Customer consolidation will also present opportunities for the most innovative and efficient manufacturers and skilled marketers.


Spirits and Wine


Net sales decreased $99.4 million, or 17%, principally due to the divestiture of the U.K.-based Scotch whisky business in October 2001 and the absence of sales of Absolut Vodka recorded on an interim basis in the second quarter of 2001, partially offset by higher average selling prices in the Jim Beam bourbon and DeKuyper product lines, increased sales of Beam ready-to-drink products in Australia and premium and super-premium products in the U.S., as well as favorable foreign exchange ($1 million). On a comparable basis, net sales increased $7.1 million, or 2%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business for the first six months of 2001, sales of Absolut Vodka recorded on an interim basis in the second quarter of 2001 as well as the impact of excise taxes and foreign exchange.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Spirits and Wine (Concluded)


Operating company contribution decreased $4.9 million, or 4%. On a comparable basis, operating company contribution increased $8.7 million, or 7%. Comparable results exclude the impact of the U.K.-based Scotch whisky business for the first six months of 2001 as well as the impact of foreign exchange. The major factors impacting this comparable increase were lower distribution costs in the United States, as a result of the establishment of the Future Brands LLC joint venture in June 2001 and the higher comparable sales as well as favorable foreign exchange ($1 million). With the establishment of Vin & Sprit's new U.S. subsidiary as the exclusive importer of Vin & Sprit's products, revenues and expenses under this interim agreement were no longer recorded by our spirits and wine business as of February 1, 2002.

The Maxxium joint venture, the merger of Grand Metropolitan and Guinness to create Diageo in late 1997, the 2001 sale of the Seagram brands to Diageo and Pernod-Ricard, the Jim Beam-Absolut U.S. distribution joint venture and the Brown-Forman and Bacardi U.S. partnership reflect the continued trend towards consolidation in the highly competitive spirits and wine business. Continued consolidation of the supplier, distributor and retailer tiers, may present pricing and service challenges for our subsidiaries and their competitors. It may also present opportunities, particularly for the most efficient and innovative competitors.


Golf Products

Net sales increased $46.1 million, or 8%, on the introduction of new products coupled with line extensions (principally golf clubs and golf balls) and improved product mix, partly offset by lower volumes in certain existing product lines, as well as unfavorable foreign exchange ($3 million). Higher overall volumes were led by increased sales of golf clubs, golf balls, golf gloves and outerwear. Operating company contribution increased $3.6 million, or 4%, on the higher sales partly offset by higher marketing spending to support the business's new product initiatives.

Competitors whose products have significant brand awareness have introduced golf balls into their product offerings in the past three years and the golf ball industry has experienced increased price competition, partially as a result of such introductions. Largely as a result of the improved availability

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Golf Products (Concluded)


of the Titleist Pro V1 as well as the recent introduction of the Titleist NXT and Pinnacle golf balls, our golf ball business has not only recovered U.S. market share initially lost to new competitors, but has gained share year to date. The ability of the Company's golf business to maintain and increase revenues will depend upon its innovation and marketing, including the promotion of its products by professional golfers.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. On August 6, 2002, the USGA and R&A announced a joint decision to unify the rule relating to golf club head performance. The USGA will retain its current Coefficient of Restitution (COR) limit of .830. Beginning in 2003, the R&A will adopt the .830 limit for its Open Championship and in 2008 for all play in R&A jurisdictions. All Acushnet Company products currently conform and will continue to conform to the USGA and R&A regulations. It is difficult to determine at this time what the impact of this joint decision and the unification of the golf club head performance rule will be on the golf club industry.

Each of the USGA and the R&A has announced its intention to propose new rules addressing the overall distance standard for golf balls, golf club head size and golf club shaft length. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our group's golf equipment business and/or the golf equipment industry.

Office Products

Net sales decreased $44.1 million, or 8%. The lower sales resulted primarily from lower volumes in the United States and Europe as well as unfavorable foreign exchange ($3 million). Approximately half of the sales decline was due to the full year effect of discontinued product lines resulting from initiatives to refocus the business around its core product categories; the initiatives will continue to impact sales comparisons for the remainder of 2002. The balance of the sales decrease was caused by weakness in the U.S. and European economies and, in particular, lower white-collar employment. In response to these economic conditions, our customers continued to reduce inventories although the pace of reductions slowed as the year has

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Office Products (Concluded)


progressed. The decrease in net sales was partly offset by the introduction of new products, improved product mix and lower customer rebates.

Operating company contribution improved $1.7 million, or 12%, reflecting the cost savings achieved as a result of the business's restructuring actions and its focus on its most profitable product categories.

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

We decided, in April 2001, not to divest our office products business due to weakness in the overall economy particularly impacting the office products industry. We are currently repositioning and restructuring the business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity. As a result of this plan, we recorded total pre-tax restructuring and other nonrecurring charges of $22.7 million during the six months ended June 30, 2002 to complete the first phase of our repositioning program and initiate the final phase of our office products repositioning. The final phase will reduce the size of the business's manufacturing and distribution facilities by approximately one-third and we expect it will provide significant further cost savings and working capital improvements. Over the next twelve to fifteen months, we expect to take additional after-tax charges of $30-40 million to complete this final phase. We expect the overall office products repositioning program will generate annualized pre-tax savings of approximately $50 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities was $270.4 million for the six months ended June 30, 2002 compared with $167.7 million for the same six-month period last year. The principal reason for the increase was the higher net income during the six months ended June 30, 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Concluded)


Net cash used by investing activities for the six months ended June 30, 2002 was $506 million, as compared with net cash provided by investing activities of $181.7 million in the same six-month period last year. The decrease principally reflects the cash payment of $433 million used to acquire Omega Holdings, Inc. in the second quarter of 2002 and the proceeds of $270 million received from the sale of 49% of the LLC to V&S in connection with the formation of the Future Brands joint venture in the same six-month period last year.

Net cash provided by financing activities for the six months ended June 30, 2002 was $243.2 million, as compared with net cash used by financing activities of $294 million in the same six-month period last year. During the six months ended June 30, 2002, we redeemed Omega debt securities with a principal amount of $100 million, repurchased $85 million (1,759,000 shares repurchased) of our common stock and received proceeds from the exercise of stock options ($120.8 million) which increased because option exercises were higher than in the same six-month period last year.

Total debt increased $384.7 million during the six months ended June 30, 2002 to $1.4 billion. This increase was principally debt incurred to provide cash paid to acquire Omega Holdings, Inc. in April 2002. The ratio of total debt to total capital was 33.1% as of June 30, 2002 versus 28.4% as of December 31, 2001. We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

   Results of Operations for the Three Months Ended June 30, 2002 as Compared
                     to the Three Months Ended June 30, 2001


                                                        Operating
                             Net Sales           Company Contribution(1)
                       ----------------------    -----------------------
                         2002          2001        2002          2001
                       --------      --------    --------      ---------
                                          (In millions)
Home products          $  671.2      $  526.4     $ 108.3      $ 76.8
Spirits and wine          246.1         302.7        70.6        75.1
Golf products             334.7         300.4        63.9        58.3
Office products           261.1         276.3         8.6         7.3
                       --------      --------      ------      ------
                       $1,513.1      $1,405.8      $251.4      $217.5
                       ========      ========      ======      ======

(1) Operating company contribution is net sales less all costs and expenses other than restructuring and other nonrecurring charges, amortization of intangibles, corporate administrative expenses, interest and related expenses, other (income) expenses, net, income taxes and minority interests.

CONSOLIDATED

Net sales increased $107.3 million, or 8%, benefiting from the acquisition of Omega Holdings, Inc. In addition, increased volumes associated with the introduction of new products and line extensions, primarily in the golf products business, as well as favorable foreign exchange ($3 million) were offset by lower volumes in certain existing product lines, principally in both the golf and office products businesses, and the sale of the U.K.-based Scotch whisky business in October 2001. On a comparable basis, net sales increased $65.2 million, or 5%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business in the second quarter of 2001, sales of Absolut Vodka recorded on an interim basis in the second quarter of 2001 and the Omega cabinets acquisition for the second quarter of 2002 as well as the impact of excise taxes and foreign exchange.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Continued)


Operating company contribution increased $33.9 million, or 16%, due to the acquisition of the Omega cabinets business, strong demand and positive operating leverage in our home products business, cost savings achieved as a result of the establishment of the Future Brands LLC joint venture by the Company's spirits and wine business in June 2001 and other cost containment initiatives across all of our operations, particularly in our office products business. On a comparable basis, operating company contribution increased $21.9 million, or 11%. Comparable results exclude the impact of the U.K.-based Scotch whisky business in the second quarter of 2002, the Omega cabinets acquisition for the second quarter of 2002 and the impact of foreign exchange.

For the three months ended June 30, 2002, we recorded pre-tax restructuring and other nonrecurring charges of $19.5 million, $12.9 million after tax, or eight cents per share. The charges principally related to employee termination costs, asset write-offs and costs associated with a consolidation and relocation of manufacturing facilities.

For the three months ended June 30, 2001, we recorded pre-tax restructuring and other nonrecurring charges of $42.3 million, $27.8 million after tax, or 18 cents per share. (See the section on "Consolidated" describing the six months results for additional information on these charges.)

Interest and related expenses decreased $6.2 million, or 23%, reflecting lower interest rates and the repayment of debt using proceeds received from V&S, partially offset by commercial paper borrowings used to initially finance the Omega cabinets acquisition.

The effective income tax rate comparison was impacted by the recognition, during the second quarter of 2002, of a $61.7 million tax credit resulting from new IRS regulations that reinterpret the capital loss disallowance rules. The new regulations now enable us to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997. The other factors affecting the effective income tax rate comparison include: the reversal of a $31.0 million tax reserve for the years 1990 through 1992 in the second quarter of 2001; and the restructuring and other nonrecurring charges recorded in the second quarter of 2002 and 2001. Excluding these items, the effective income tax rates for the three months ended June 30, 2002 and 2001 were 36.5% and 39.5%, respectively. This lower effective tax rate principally reflected lower goodwill amortization related to the adoption of FAS Statement No. 142.

Net income increased $94.0 million, or 91%, to $196.9 million, or $1.31 basic and $1.27 diluted per share, compared with net income of $102.9 million, or 67 cents basic and 66 cents diluted per share, for the same three month period last year. This increase resulted from the $61.7 million tax credit recognized in the second quarter of 2002, higher operating company contribution, lower intangible amortization as a result of the adoption of FAS Statement No. 142, and lower interest expense.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Concluded)


Income from operations before net gains increased $38.8 million to $138.5 million, or 92 cents basic and 89 cents diluted per share, for the three months ended June 30, 2002, compared with $99.7 million, or 65 cents basic and 64 cents diluted per share, for the three months ended June 30, 2001. For the three months ended June 30, 2002, income from operations before net gains represents net income before the $19.5 million ($12.9 million after tax) restructuring and other nonrecurring charges, the recognition of a $61.7 million tax credit and related interest of $14.9 million ($9.6 million after tax). For the three months ended June 30, 2001, income from operations before net gains represents net income before the $42.3 million ($27.8 million after tax) restructuring and other nonrecurring charges and a $31.0 tax reserve that was no longer required for the years 1990 through 1992.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Home Products


Net sales increased $144.8 million, or 28%. The increase was attributable to the acquisition of Omega Holdings, Inc., overall volume increases and higher average prices, partially offset by higher rebates. The overall volume increases were attributable to line extensions and higher volumes in certain existing product lines, primarily cabinets and Moen faucets.

Operating company contribution increased $31.5 million, or 41%, due to the acquisition of Omega, higher underlying sales across all of our home businesses and positive operating leverage.


Spirits and Wine


Net sales decreased $56.6 million, or 19%, principally on the divestiture of the U.K.-based Scotch whisky business in October 2001 and the absence of sales of Absolut Vodka recorded on an interim basis in June 2001, partially offset by: higher average selling prices in the Jim Beam bourbon and DeKuyper product lines; higher sales of Beam ready-to-drink products in Australia, After Shock liqueur in the U.K. and premium and super-premium products in the U.S.; and favorable foreign exchange ($2 million). On a comparable basis, net sales increased $7.2 million, or 4%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business in the second quarter of 2001, sales of Absolut Vodka recorded on an interim basis in the second quarter of 2001 as well as the impact of excise taxes and foreign exchange.

Operating company contribution decreased $4.5 million, or 6%. On a comparable basis, operating company contribution increased $4.4 million, or 7%. Comparable results exclude the impact of the U.K.-based Scotch whisky business in the second quarter of 2001, as well as the impact of foreign exchange. This comparable increase was attributable to lower distribution costs in the United States resulting from the Future Brands LLC joint venture established in June 2001, and the higher comparable sales as well as favorable foreign exchange ($1 million).

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Golf Products


Net sales increased $34.3 million, or 11%, due to the introduction of new products coupled with line extensions (principally golf clubs and golf balls) and an improved golf ball product mix partly offset by lower volumes in certain existing product lines. Higher overall volumes were led by increased sales of new golf balls and golf clubs, golf gloves and outerwear despite a decrease in rounds of play. Given the high levels of competitors' inventories, industry conditions could be more challenging in the second half of 2002, particularly if rounds of play remain lower.

Operating company contribution increased $5.6 million, or 10%, on the higher sales partly offset by higher marketing spending to support the business's new product initiatives.


Office Products


Net sales decreased $15.2 million, or 6%. The lower sales resulted primarily from lower volumes due to industry weakness in North America and Europe and the business's exit from unprofitable product lines. Approximately half of the sales decline was due to the full year effect of discontinued product lines resulting from initiatives to refocus the business around its core product categories; the initiatives will continue to impact sales comparisons for the remainder of 2002. The balance of the sales decrease was caused by weakness in the U.S. and European economies and, in particular, lower white-collar employment. These factors were partly offset by the introduction of new products, an improved product mix shift and lower customer rebates. Inventory reductions at major customers slowed in the three months ended June 30, 2002 as compared to the three-month period ended March 31, 2002.

Operating company contribution improved $1.3 million, or 18%, reflecting the cost savings achieved as a result of the restructuring actions of the office products business and its focus on the most profitable product categories.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CAUTIONARY STATEMENT


This annual report contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, returns on pension assets, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, challenges in the integration of acquisitions and joint ventures, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2001.

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

Individual Cases

         On August 1, 2002, there were approximately 77 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 76 such cases as of March 1, 2002 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Class Actions

         As of August 1, 2002, there were approximately 13 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 13 such cases on March 1, 2002, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Health Care Cost Recovery Actions

         As of August 1, 2002, there were approximately 2 health care cost recovery actions pending in which Registrant had been name as one of the defendants, compared with approximately 2 such cases as of March 1, 2002, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders was held on April 30, 2002.

         (b) Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The two nominees for Class I directors, Mr. Thomas C. Hays and Mr. Gordon R. Lohman, were duly elected at the 2002 Annual Meeting for a term of office expiring at the 2005 Annual Meeting. The term of office of the Class II directors, Ms. Patricia O. Ewers, Mr. John W. Johnstone, Jr., Mr. Eugene A. Renna and Mr. David M. Thomas, and the Class III directors, Ms. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson, also continued after the 2002 Annual Meeting.

         (c) (i) The two nominees for Class I directors were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred

             Stock voting thereon: (A) Mr. Hays: 134,243,150 votes for and 1,393,399 votes withheld; (B) Mr. Lohman: 134,196,696 votes for and 1,439,853 votes withheld;

             (ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP independent accountants of Registrant for the year 2002, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 132,160,320 affirmative votes; 2,668,675 negative votes; and 807,554 votes abstained.

             (iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the Registrant's Annual Executive Incentive Compensation Plan, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 127,939,636 affirmative votes; 5,916,609 negative votes; and 1,697,544 votes abstained.

             (iv) A proposal (designated Item 4 and set forth in Registrant's Proxy Statement), from a stockholder, Nick Rossi, relating to the Registrant's rights plan, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 75,074,560 affirmative votes; 39,519,276 negative votes; and 18,336,226 votes abstained.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

   10a1. Termination, Replacement and Restatement Agreement, dated as of July
         12, 2002, by and among Registrant as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders.

   12.   Statement re computation of ratio of earnings to fixed charges.

   15. Letter from PricewaterhouseCoopers LLP dated August 12, 2002 re unaudited financial information.

   99.1  List of Pending/Terminated Cases.

   99.2 Joint CEO/CFO Certificate Required Under Section 906 of The Sarbanes-Oxley Act of 2002

         In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K

Registrant furnished a Current Report on Form 8-K, dated April 5, 2002, in respect of Registrant's press release dated April 5, 2002 announcing Registrant's acquisition of The Omega Group, a manufacturer of kitchen and bath cabinetry (Items 7(c) and 9).

Registrant filed a Current Report on Form 8-K, dated April 18, 2002, in respect of Registrant's press release dated April 18, 2002 announcing Registrant's financial results for the three month period ended March 31, 2002 (Items 5 and 7(c)).

Registrant filed a Current Report on Form 8-K, dated April 29, 2002, in respect of the completion of Registrant's acquisition of The Omega Group (Items 2 and 7(c)).

Registrant furnished a Current Report on Form 8-K, dated May 2, 2002, in respect of distribution of Registration's revised investor brochure dated May 1, 2002 (Item 7(c) and 9).

Registrant filed a Current Report on Form 8-K, dated June 13, 2002, in respect of Registrant's press release dated June 13, 2002 announcing Registrant's revised target for its second quarter earnings results. (Items 5 and 7(c)).


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FORTUNE BRANDS, INC.
                                           -------------------------------------
                                                   (Registrant)



Date:  August 12, 2002                     By /s/ C. P. Omtvedt
                                             -----------------------------------
                                             C. P. Omtvedt
                                             Senior Vice President
                                             and Chief Financial Officer

                                  EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                         Numbered Page
-------                                                         -------------

10a1.      Termination, Replacement and Restatement
           Agreement, dated as of July 12, 2002, by and among Registrant as Borrower, JPMorgan
           Chase Bank as Administrative Agent, Citibank,
           N.A. as Syndication Agent and 14 financial institutions as Lenders.

  12.      Statement re computation of ratio of
           earnings to fixed charges.

  15.      Letter from PricewaterhouseCoopers LLP
           dated August 12, 2002 re unaudited
           financial information.

99.1       List of Pending/Terminated Cases.

99.2       Joint CEO/CFO Certificate Required Under
           Section 906 of The Sarbanes-Oxley Act of 2002