Form 10-Q
period 2002-09-30
FORTUNE BRANDS INC
filed 2002-11-15
CIK 789073

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



For the quarterly period                           Commission file number 1-9076
ended September 30, 2002

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at October 31, 2002 was 149,252,276 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In millions)


                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------
                                                      (Unaudited)


Assets
  Current assets
   Cash and cash equivalents                   $   89.2          $   48.7
   Accounts receivable, net                       884.4             860.6

   Inventories
    Bulk whiskey                                  193.3             180.8
    Other raw materials, supplies and
     work in process                              249.1             249.6
    Finished products                             385.6             426.2
                                               --------          --------
                                                  828.0             856.6

  Other current assets                            224.4             203.7
                                               --------          --------
    Total current assets                        2,026.0           1,969.6

  Property, plant and equipment, net            1,184.9           1,158.4

  Intangibles resulting from
   business acquisitions, net                   2,336.5           1,789.6

  Other assets                                    411.6             383.3
                                               --------          --------
   Total assets                                $5,959.0          $5,300.9
                                               ========          ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions, except per share amounts)

                                                September 30,      December 31,
                                                    2002               2001
                                                -------------      ------------
                                                          (Unaudited)

Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                          $   31.4           $   37.8
  Commercial paper                                   250.2                  -
  Current portion of long-term debt                    1.1                1.4
  Accounts payable                                   265.6              308.9
  Accrued taxes                                      363.6              353.3
  Accrued customer programs                          147.1              132.5
  Accrued salaries, wages and other
   compensation                                      130.3              100.2
  Accrued expenses and other liabilities             395.6              324.3
                                                  --------           --------
   Total current liabilities                       1,584.9            1,258.4


Long-term debt                                       974.4              950.3
Deferred income                                      207.0              227.2
Deferred income taxes                                 65.7                  -
Postretirement and other liabilities                 371.9              371.5
                                                  --------           --------
   Total liabilities                               3,203.9            2,807.4
                                                  --------           --------

Minority interest in consolidated
 subsidiaries                                        399.5              390.8

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                       8.0                8.6
 Common stock, par value $3.125 per
  share, 229.6 shares issued                         717.4              717.4
Paid-in capital                                      114.0              113.2
Accumulated other
 comprehensive loss                                 (113.4)            (131.7)
Retained earnings                                  4,398.4            4,157.7
Treasury stock, at cost                           (2,768.8)          (2,762.5)
                                                  --------           --------
   Total stockholders' equity                      2,355.6           $2,102.7
                                                  --------           --------

    Total liabilities and
      stockholders' equity                        $5,959.0           $5,300.9
                                                  ========           ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              for the Nine Months Ended September 30, 2002 and 2001
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                      2002              2001
                                                   ---------         ---------

Net sales                                          $ 4,247.2         $ 4,120.4

 Cost of products sold                               2,322.4           2,300.7
 Excise taxes on spirits and wine                      225.2             265.2
 Advertising, selling, general and
  administrative expenses                            1,087.5           1,036.9
 Amortization of intangibles                            11.4              47.4
 Restructuring charges                                  36.6              12.0
                                                   ---------         ---------
Operating income                                       564.1             458.2
 Interest and related expenses                          56.2              79.1
 Other income, net                                     (34.5)             (9.2)
                                                   ---------         ---------
Income before income taxes                             542.4             388.3
  Income taxes                                         136.5             123.8
  Minority interests                                    11.8               7.3
                                                   ---------         ---------
Net income                                         $   394.1         $   257.2
                                                   =========         =========



Earnings per Common share

     Basic                                         $    2.63         $    1.68
                                                   =========         =========

     Diluted                                       $    2.55         $    1.65
                                                   =========         =========

Dividends paid per Common share                    $     .75         $     .72
                                                   =========         =========
Average number of Common shares outstanding
     Basic                                             149.7             152.7
                                                   =========         =========
     Diluted                                           154.4             156.1
                                                   =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             for the Three Months Ended September 30, 2002 and 2001
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                      2002              2001
                                                   ---------         ---------


Net sales                                          $ 1,463.4         $ 1,443.0

     Cost of products sold                             799.6             826.0
     Excise taxes on spirits and wine                   75.9              93.8
     Advertising, selling, general and
       administrative expenses                         368.2             334.4
     Amortization of intangibles                         4.7              15.9
     Restructuring charges                              17.3                 -
                                                   ---------         ---------
Operating income                                       197.7             172.9
     Interest and related expenses                      18.5              20.2
     Other income, net                                  (5.0)             (6.5)
                                                   ---------         ---------
Income before income taxes                             184.2             159.2

     Income taxes                                       66.9              62.5
     Minority interests                                  4.1               3.9
                                                   ---------         ---------
Net income                                         $   113.2         $    92.8
                                                   =========         =========


Earnings per Common share

     Basic                                         $    0.75         $    0.61
                                                   =========         =========

     Diluted                                       $    0.73         $    0.60
                                                   =========         =========

Dividends paid per Common share                    $     .25         $     .24
                                                   =========         =========
Average number of Common shares outstanding
     Basic                                             150.0             151.6
                                                   =========         =========
     Diluted                                           154.6             155.4
                                                   =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              for the Nine Months Ended September 30, 2002 and 2001
                                  (In millions)
                                   (Unaudited)

                                                           2002           2001
                                                         -------        -------
Operating activities
 Net income                                              $ 394.1        $ 257.2
 Depreciation and amortization                             133.0          165.1
 Restructuring charges                                      36.6           12.0
 Deferred taxes                                             23.8          (87.6)
 Decrease in accounts receivable                            20.3            8.0
 Decrease in inventories                                    54.9           60.2
 Decrease in accounts payable, accrued
  expenses and other liabilities                           (70.7)         (35.6)
 Increase in accrued taxes                                  52.3          117.0
 Tax benefit on exercise of stock options                  (25.5)             -
 Other operating activities, net                           (64.6)          (6.7)
                                                         -------        -------
  Net cash provided from operating activities              554.2          489.6

Investing activities
 Additions to property, plant and equipment               (121.7)        (128.6)
 Acquisitions, net of cash acquired                       (433.0)          (6.5)
 Proceeds from contribution of assets to
   joint venture                                               -          270.0
 Proceeds from the disposition of operations                 3.8              -
 Other investing activities, net                             4.3           (5.6)
                                                         -------        -------
  Net cash (used) provided by investing activities        (546.6)         129.3
                                                         -------        -------

Financing activities
 Proceeds from sale of minority interest in
   wholly-owned subsidiary                                     -          375.0
 Increase (decrease) in short-term debt, net               243.0         (681.8)
 Issuance of long-term debt                                 25.0              -
 Repayment of long-term debt                              (101.2)         (11.7)
 Dividends to stockholders                                (112.9)        (110.7)
 Cash purchases of Common stock for treasury              (147.5)        (173.3)
 Proceeds received from exercise of stock options          126.7           32.3
                                                         -------        -------
  Net cash provided (used) by financing activities          33.1         (570.2)
                                                         -------        -------
Effect of foreign exchange rate changes on cash             (0.2)          (4.9)
                                                         -------        -------
 Net increase in cash and cash equivalents                  40.5           43.8

Cash and cash equivalents at beginning of period            48.7           20.9
                                                         -------        -------
Cash and cash equivalents at end of period               $  89.2        $  64.7
                                                         =======        =======

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the Nine Months Ended September 30, 2002 and 2001
                                  (In millions)
                                   (Unaudited)

                                          $2.67                               Accumulated
                                    Convertible                                     other                    Treasury
                                      Preferred        Common     Paid-in   comprehensive    Retained          stock,
                                          stock         stock     capital            loss    earnings         at cost       Total
=================================================================================================================================

Balance at December 31, 2000           $    9.2      $  717.4    $  125.9       $  (79.6)    $3,919.7      $(2,556.7)    $2,135.9

Comprehensive income
    Net income                                -             -           -              -        257.2              -        257.2
    Foreign currency adjustments              -             -           -          (10.1)           -              -        (10.1)
                                       --------      --------    --------       --------     --------      ---------     --------
Total comprehensive income                    -             -           -          (10.1)       257.2              -        247.1
                                       --------      --------    --------       --------     --------      ---------     --------
Dividends                                     -             -           -              -       (148.3)             -       (148.3)
Purchases                                     -             -           -              -            -         (181.8)      (181.8)
Conversion of preferred stock and
    delivery of stock plan shares          (0.5)            -       (10.3)             -            -           44.0         33.2
                                       --------      --------    --------       --------     --------      ---------     --------
Balance at September 30, 2001          $    8.7      $  717.4    $  115.6       $  (89.7)    $4,028.6      $(2,694.5)    $2,086.1
                                       ========      ========    ========       ========     ========      =========     ========



Balance at December 31, 2001           $    8.6      $  717.4    $  113.2       $ (131.7)    $4,157.7      $(2,762.5)    $2,102.7

Comprehensive income
    Net income                                -             -           -              -        394.1              -        394.1
    Changes during the period                 -             -           -           18.3            -              -         18.3
                                       --------      --------    --------       --------     --------      ---------     --------
Total comprehensive income                    -             -           -           18.3        394.1              -        412.4
                                       --------      --------    --------       --------     --------      ---------     --------
Dividends                                     -             -           -              -       (153.4)             -       (153.4)
Purchases                                     -             -           -              -            -         (155.4)      (155.4)
Tax benefit on exercise of stock
    options                                   -             -        25.5              -            -              -         25.5
Conversion of preferred stock,
    delivery of stock plan shares
    and sale of stock in a
    subsidiary                             (0.6)            -       (24.7)             -            -          149.1        123.8
                                       --------      --------    --------       --------     --------      ---------     --------
Balance at September 30, 2002          $    8.0      $  717.4    $  114.0       $ (113.4)    $4,398.4      $(2,768.8)    $2,355.6
                                       ========      ========    ========       ========     ========      =========     ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

          The condensed consolidated balance sheet as of September 30, 2002, the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2002 and 2001, and the related condensed consolidated statements of cash flows and stockholders' equity for the nine month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments include restructuring and other nonrecurring charges and normal recurring items. Interim results may not be indicative of results for a full year.

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

2.   Accounting Changes

     Goodwill and Purchased Intangible Assets

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS Statement No. 142"). FAS Statement No. 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. In addition, FAS Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of the Company's tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

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

          In addition, other purchased intangible assets, primarily definite-lived tradenames, are carried at cost less accumulated amortization. The remaining tradenames are amortized over their estimated useful lives, either 15 or 30 years. The gross carrying value and accumulated amortization of the Company's amortizable intangible assets were $584.6 million and $174.0 million, respectively, as of September 30, 2002. The Company's anticipated annual amortization is expected to be approximately $16 million in 2002 as compared to $62.7 million in 2001.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Accounting Changes (Continued)

     Goodwill and Purchased Intangible Assets (Continued)

          The following tables present the impact of FAS Statement No. 142 on net income and net income per share had the standard been in effect for the nine and three months ended September 30, 2001:

                                                      Nine Months Ended
                                               September 30,     September 30,
                                                   2002              2001
                                                   ----              ----

          Net income - as reported                $ 394.1          $ 257.2
          Adjustments:
            Amortization of goodwill                    -             28.4
            Amortization of tradenames                  -              6.4
          Income tax effect                             -             (2.6)
                                                  -------          -------
          Net adjustments                               -             32.2
                                                  -------          -------
          Net income - adjusted                   $ 394.1            289.4
                                                  =======          =======
          Basic net income per share -
            as reported                           $  2.63          $  1.68

          Basic net income per share -
            as adjusted                           $  2.63          $  1.90

          Diluted net income per share -
            as reported                           $  2.55          $  1.65

          Diluted net income per share -
            as adjusted                           $  2.55          $  1.85

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Accounting Changes (Concluded)

     Goodwill and Purchased Intangible Assets (Concluded)

                                                     Three Months Ended
                                               September 30,     September 30,
                                                   2002              2001
                                                   ----              ----

          Net income - as reported                $ 113.2          $  92.8
          Adjustments:
            Amortization of goodwill                    -              9.4
            Amortization of tradenames                  -              2.1
          Income tax effect                             -             (0.9)
                                                  -------          -------
          Net adjustments                               -             10.6
                                                  -------          -------
          Net income - adjusted                   $ 113.2            103.4
                                                  =======          =======
          Basic net income per share -
            as reported                           $  0.75          $  0.61

          Basic net income per share -
            as adjusted                           $  0.75          $  0.68

          Diluted net income per share -
            as reported                           $  0.73          $  0.60

          Diluted net income per share -
            as adjusted                           $  0.73          $  0.67

          As of January 1, 2002, we performed our transitional tests and no impairment of goodwill or other intangible assets was recognized under FAS Statement No. 142.

     Net Sales

          As required by the Emerging Issues Task Force Issue No. 01-09, net sales reflect the effect of a reclassification of certain expenses - previously included in advertising, selling, general and administrative expenses - as a reduction of net sales. These reclassifications reduced reported net sales by $86.3 and $29.3 million for the nine and three months ending September 30, 2001.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Accounting Changes (Concluded)

     Net Sales (Concluded)

     These reclassifications did not result in a change in the Company's operating income, earnings or earnings per share in any of the periods affected.

     Recently Issued Accounting Standards

     On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS Statement No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by FAS Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS Statement No. 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     FAS Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply FAS Statement No. 146 prospectively to exit or disposal activities beginning in 2003.

3.   Sale of Stock of Subsidiary

          In January 2002, the Company completed the second of two transactions to sell shares in its wholly-owned office products subsidiary, ACCO World Corporation ("ACCO"). These two transactions resulted in an aggregate reduction of less than 2% of the Company's interest in ACCO. The Company treated the sale as an equity transaction in accordance with Company policy, recording the difference between the purchase price and the book value of the subsidiary's stock to "Paid-in-capital." As a result of the first of the two transactions, the Company recognized a net tax benefit of $72.9 million in 2001. The two transactions resulted in a substantial tax loss carryforward that will be realized in the event the Company has qualified taxable capital gains through 2007.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Divestitures/Acquisitions/Joint Ventures

          On September 30, 2002, the home products business entered into a definitive agreement to sell its plumbing parts business for net proceeds in the range of $10 to $15 million. The Company expects the sale of the business to close in the fourth quarter.

          In April 2002, the home products business acquired Omega Holdings, Inc. ("Omega"), a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadens the product line, providing additional selling opportunities across customers, and is expected to produce purchasing and manufacturing efficiencies. The cost of this acquisition was $538 million. The cost exceeded the estimated fair value of net assets acquired by approximately $480 million.

          Had Omega been included in consolidated results from January 1, 2001, the Company's net sales, net income and diluted earnings per share would have been 2% higher for the nine months ended September 30, 2002 and would have been 6% higher, 2% higher and 2% higher, respectively, for the nine months ended September 30, 2001.

          On May 31, 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden (V&S) creating a joint venture, named Future Brands LLC (the "LLC"), to distribute over an initial ten-year period both companies' spirits and wine brands in the United States. The Company's spirits and wine business has accounted for this joint venture using the equity method of accounting. The LLC is not consolidated into the Company's spirits and wine business as V&S has substantive participating rights which preclude consolidation. V&S paid $270 million to gain access to our spirits and wine business's U.S. distribution network and to acquire a 49% interest in the LLC, and paid $375 million to purchase a 10% equity interest in Jim Beam Brands Worldwide ("JBBW") in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S are convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, Jim Beam Brands Co. ("JBB Co."), or certain other events. The Company has accounted for the $270 million gain on the sale of 49%

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Acquisitions/Joint Ventures (Concluded)

     of the LLC as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBB Co., including, but not limited to, making payments to suppliers, employees and other parties with which the LLC has contracts in the event of a default of the LLC. In June 2001, the Company began amortizing these amounts to other income on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the non-cancelable 10-year term of the management agreement for the LLC.

5.   Income Taxes

          In June 2002, the Company recorded a tax benefit of $61.7 million plus pre-tax income of $14.9 million ($9.6 million after tax) which was recorded to other income. This resulted from new IRS regulations, issued in March 2002, that reinterpret the capital loss disallowance rules and enabled the Company to utilize a tax loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The Company will receive cash representing the tax refund and related interest upon the conclusion of the IRS's regular audit of our 1997 tax returns.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Information on Business Segments

          Net sales for the nine and three months ended September 30, 2002 are as follows:

                         Nine Months Ended September 30,
                         -------------------------------
                                                   Net Sales
                                                   ---------
                                             2002              2001
                                             ----              ----
                                                 (In millions)
                 Home products             $1,879.8          $1,519.0
                 Spirits and wine             735.8             973.1
                 Golf products                837.1             772.9
                 Office products              794.5             855.4
                                           --------          --------
                                           $4,247.2          $4,120.4
                                           ========          ========


                        Three Months Ended September 30,
                        -------------------------------
                                                   Net Sales
                                                   ---------
                                             2002              2001
                                             ----              ----
                                                 (In millions)
                 Home products             $  688.0          $  531.0
                 Spirits and wine             255.0             392.9
                 Golf products                236.4             218.3
                 Office products              284.0             300.8
                                           --------          --------
                                           $1,463.4          $1,443.0
                                           ========          ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Information on Business Segments (Continued)

          Operating income for the nine and three months ended September 30, 2002 are as follows:

                      Nine Months Ended September 30, 2002
                      ------------------------------------
                                                           Operating Income
                                                           ----------------
                                                           2002        2001
                                                           ----        ----
                                                            (In millions)
                Operating Company Contribution (1):
                   Home products                          $304.3      $225.9
                   Spirits and wine                        193.1       206.6
                   Golf products                           121.5       117.6
                   Office products                          35.9        27.9
                 Less:
                   Other Operating Expenses (2)             90.7       119.8
                                                          ------      ------
                Operating Income                          $564.1      $458.2
                                                          ======      ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Information on Business Segments (Continued)

                      Three Months Ended September 30, 2002
                      -------------------------------------
                                                          Operating Income
                                                          ----------------
                                                          2002        2001
                                                          ----        ----
                                                            (In millions)
                Operating Company Contribution (1):
                   Home products                         $125.7      $ 87.6
                   Spirits and wine                        64.1        72.7
                   Golf products                           26.1        25.8
                   Office products                         19.6        13.3
                 Less:
                   Other Operating Expenses (2)            37.8        26.5
                                                         ------      ------
                Operating Income                         $197.7      $172.9
                                                         ======      ======


          (1) Operating company contribution (OCC) is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-downs of indentifiable intangibles and goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expense, net, income taxes and minority interests. OCC, which is not a measure under generally accepted accounting principles, is one of the key measures by which we gauge the underlying operating performance of our business segments. We use this and other measures to allocate capital resources, evaluate acquisitions and dispositions and evaluate and identify cost-reduction initiatives. OCC should not be considered as a substitute for any measure derived in accordance with generally accepted accounting principles. This measure may differ from similar measures presented by other companies depending upon which items other companies include.

          (2) Other operating expenses represent the sum of corporate administrative expense, intangible amortization and restructuring and other nonrecurring charges.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Information on Business Segments (Concluded)

          A reconciliation of operating income to consolidated net income for the nine and three months ended September 30, 2002 is as follows:


                                     Nine Months Ended September 30,
                                     -------------------------------
                                           2002           2001
                                          ------         ------
                                              (In millions)

     Operating income                     $564.1         $458.2
     Interest and related expenses          56.2           79.1
     Other income, net                     (34.5)          (9.2)
     Income taxes                          136.5          123.8
     Minority interests                     11.8            7.3
                                          ------         ------
       Net income                         $394.1         $257.2
                                          ======         ======



                                     Three Months Ended September 30,
                                     --------------------------------
                                           2002           2001
                                          ------         ------
                                              (In millions)

     Operating income                     $197.7         $172.9
     Interest and related expenses          18.5           20.2
     Other income, net                      (5.0)          (6.5)
     Income taxes                           66.9           62.5
     Minority interests                      4.1            3.9
                                          ------         ------
       Net income                         $113.2         $ 92.8
                                          ======         ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Earnings Per Share

          The computation of basic and diluted earnings per common share for "Net income" is as follows:

                                               Nine Months Ended      Three Months Ended
                                                 September 30,           September 30,
                                              -------------------     -------------------
                                                2002        2001        2002        2001
                                              -------     -------     -------     -------
                                                (In millions, except per share amounts)
     Net income                               $ 394.1     $ 257.2     $ 113.2     $  92.8
         Less:  Preferred stock dividends         0.5         0.6         0.2         0.2
                                              -------     -------     -------     -------
     Income available to Common
         stockholders - basic                   393.6       256.6       113.0        92.6
     Convertible Preferred stock
         dividend requirements                    0.5         0.6         0.2         0.2
                                              -------     -------     -------     -------
     Income available to Common
         stockholders - diluted               $ 394.1     $ 257.2     $ 113.2     $  92.8
                                              =======     =======     =======     =======

     Weighted average number of Common
         shares outstanding - basic             149.7       152.7       150.0       151.6
     Conversion of Convertible
         Preferred stock                          1.7         1.8         1.6         1.8
     Dilutive impact of in-the-
         money stock option equivalents           3.0         1.6         3.0         2.0
                                              -------     -------     -------     -------
     Weighted average number of Common
         shares outstanding - diluted           154.4       156.1       154.6       155.4
                                              =======     =======     =======     =======

     Earnings per Common share
         Basic                                $  2.63     $  1.68     $  0.75     $  0.61
                                              =======     =======     =======     =======
         Diluted                              $  2.55     $  1.65     $  0.73     $  0.60
                                              =======     =======     =======     =======

8.   Restructuring and Other Nonrecurring Charges

     RESTRUCTURING AND OTHER NONRECURRING CHARGES PROGRAM - 2001/2002

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

          In addition, in the third quarter of 2002, the home products and spirits and wine businesses recorded restructuring charges related to the sale of certain non-strategic product lines, including the loss on sale of the product lines and employment termination costs.

          As a result of these actions, the Company recorded pre-tax restructuring charges for the nine and three-month periods ended September 30, 2002 as follows:

                                                Restructuring Charges
                                     -----------------------------------------
                                     Nine Months Ended      Three Months Ended
                                     September 30, 2002     September 30, 2002
                                     ------------------     ------------------
                                                   (In millions)

              Home products                 $11.4                  $11.4
              Spirits and wine                0.7                    0.7
              Office products                24.5                    5.2
                                            -----                  -----
                                             36.6                   17.3
                                            =====                  =====

          The home products charges relate to the sale of its low-return plumbing parts business and employee termination costs.

          The spirits and wine charges relate to the sale of a product line.

          The office products charges principally relate to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing and distribution facilities.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Restructuring and Other Nonrecurring Charges (Continued)

          Reconciliation of the restructuring liability, as of September 30, 2002 is as follows:

                                 Balance at      2002           Cash        Non-Cash     Balance at
                                  12/31/01     Provision    Expenditures   Write-offs      9/30/02
                                 ----------    ----------   ------------   ----------    ----------
                                                           (In millions)
Rationalization of
   operations
     Employment
       termination costs (1)        $17.1        $17.5         $(18.8)       $    -         $15.8
     Other                            4.7            -           (0.3)         (3.9)          0.5
International distribution
   and lease agreements               5.2          1.5           (1.4)            -           5.3
Loss on disposal of fixed
   assets and businesses              2.4         17.6           (0.5)        (19.3)          0.2
                                    -----        -----         ------        ------         -----
                                    $29.4        $36.6         $(21.0)       $(23.2)        $21.8
                                    =====        =====         ======        ======         =====

          (1) Of the 1,806 positions planned for elimination, 1,332 had been eliminated as of September 30, 2002. The employee groups affected by these restructuring actions were primarily in the office products business and include plant and administrative hourly and salaried employees.

          The Company expects that substantially all remaining payments will be made within the next twelve months.

          During the nine and three month periods ended September 30, 2002, the Company recorded pre-tax other nonrecurring charges as follows:

                                              Other Nonrecurring Charges
                          ------------------------------------------------------------------
                                 Nine Months Ended                 Three Months Ended
                                September 30, 2002                 September 30, 2002
                          ------------------------------      ------------------------------
                                                   (In millions)
                          Cost of                             Cost of
                           Sales        SG&A                   Sales        SG&A
                          Charges     Charges      Total      Charges      Charges     Total
                          -------     -------      -----      -------      -------     -----
     Home products          $2.8        $0.8        $3.6        $2.8        $0.8        $3.6

     Office products         3.7         1.0         4.7         1.2         0.1         1.3
                            ----        ----        ----        ----        ----        ----

                            $6.5        $1.8        $8.3        $4.0        $0.9        $4.9
                            ====        ====        ====        ====        ====        ====

          The home products charges include the write-down of a long-lived asset and costs associated with the sale of certain low-return product lines.

          The office products charges include the relocation of manufacturing and distribution facilities and inventory write-offs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Restructuring and Other Nonrecurring Charges (Concluded)

     RESTRUCTURING AND OTHER NONRECURRING CHARGES PROGRAM - 1999

          The following table represents our reconciliation of the restructuring liability for the 1999 program, as of September 30, 2002, as follows:

                                                                  Adjustments to
                                                                      Income/
                                      Balance at      Cash           Non-Cash    Balance at
                                       12/31/01    Expenditures     Write-offs     9/30/02
                                      ----------   ------------     ----------   ----------
                                                          (In millions)
Rationalization of
   operations
     Employment
       termination costs (1), (2)        $2.8         $(0.5)          $(2.3)        $  -
International distribution
  and lease agreements (3)                0.5          (0.1)           (0.4)           -
                                         ----         -----           -----         ----
                                         $3.3         $(0.6)          $(2.7)        $  -
                                         ====         =====           =====         ====

          (1) 2,299 positions had been eliminated as of September 30, 2002 with no additional reductions planned.

          (2) $0.7 of the $2.3 classified as non-cash write-offs represents the reversal of certain employee termination costs that were reflected as a reduction of restructuring charges recorded in 2001. The remaining $1.6 represents a restructuring charge reversal for employment termination costs not anticipated to be spent.

          (3) The amount classified as non-cash write-offs represents a reclassification to reduce certain lease termination costs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Comprehensive Loss

    The components of "Accumulated Other Comprehensive Loss" are as follows:


                                       Foreign          Minimum            Accumulated
                                      Currency     Pension Liability   Other Comprehensive
                                     Adjustments      Adjustment              Loss
                                    ------------   -----------------   -------------------
                                                    (In millions)
Balance at December 31, 2000           $ (75.4)         $ (4.2)             $ (79.6)
Changes in nine months                   (10.1)              -                (10.1)
                                       -------          ------              -------
Balance at September 30, 2001          $ (85.5)         $ (4.2)             $ (89.7)
                                       =======          ======              =======

Balance at December 31, 2001           $(113.6)         $(18.1)             $(131.7)
Changes in nine months                    17.8             0.5                 18.3
                                       -------          ------              -------
Balance at September 30, 2002          $ (95.8)         $(17.6)             $(113.4)
                                       =======          ======              =======

          Included in the foreign currency adjustments balance at September 30, 2002 is total deferred forward foreign exchange contract losses of $1.1 million.

          For the three month periods ended September 30, 2002 and 2001, total comprehensive income resulted in income of $113.8 million and $109.5 million, respectively.

10.  Pending Litigation

     Tobacco Litigation and Indemnification

          On December 22, 1994, the Company sold The American Tobacco Company subsidiary to Brown & Williamson Tobacco Corporation, a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, Brown & Williamson Tobacco Corporation and The American Tobacco Company, which has since merged into Brown & Williamson Tobacco Corporation (the "Indemnitor"), agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of The American Tobacco Company. The Indemnitor has complied with the terms of the indemnification agreement since 1994 and the Company is not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Pending Litigation (Concluded)

     Tobacco Litigation and Indemnification (Concluded)

          The Company is a defendant in numerous actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses and the Company is indemnified under the previously mentioned indemnification agreement.

     Other Litigation

          There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, has recently been named as a defendant in approximately 85 cases claiming personal injury from asbestos. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen. None of these cases identify any Moen products or premises as the cause of the alleged injury to any one of the plaintiffs identified. It is not possible to predict the outcome of the pending litigation and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes it has meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

          In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with their business and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and September 30, 2001, and the condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 2002 and September 30, 2001. These financial statements are the responsibility of the Company's management.

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



Chicago, Illinois 60606
October 16, 2002

Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

      Results of Operations for the Nine Months Ended September 30, 2002 as
              Compared to the Nine Months Ended September 30, 2001


                                         Net Sales
                                   ---------------------
                                     2002         2001
                                   --------     --------
                                       (In millions)

Home products                      $1,879.8     $1,519.0
Spirits and wine                      735.8        973.1
Golf products                         837.1        772.9
Office products                       794.5        855.4
                                   --------     --------
                                   $4,247.2     $4,120.4
                                   ========     ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                        Nine Months Ended September 30,


                                         Operating Income
                                         ----------------
                                         2002        2001
                                         ----        ----

                                           (In millions)
Operating Company Contribution (1):
   Home products                        $304.3      $225.9
   Spirits and wine                      193.1       206.6
   Golf products                         121.5       117.6
   Office products                        35.9        27.9
 Less:
   Other Operating Expenses (2)           90.7       119.8
                                        ------      ------
Operating Income                        $564.1      $458.2
                                        ======      ======

(1) Operating company contribution (OCC) is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-downs of identifiable intangible and goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expense, net, income taxes and minority interests. OCC, which is not a measure under generally accepted accounting principles, is one of the key measures by which we gauge the underlying operating performance of our business segments. We use this and other measures to allocate capital resources, evaluate acquisitions and dispositions and evaluate and identify cost-reduction initiatives. OCC should not be considered as a substitute for any measure derived in accordance with generally accepted accounting principles. This measure may differ from similar measures presented by other companies depending upon which items other companies exclude.

(2) Other operating expenses represent the sum of corporate administrative expense, intangible amortization and restructuring and other nonrecurring charges.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED


Net sales

Net sales increased $126.8 million, or 3%, to $4.2 billion. Sales benefited from the acquisition of Omega Holdings, Inc., a U.S.-based manufacturer of custom and semi-custom cabinetry, increased volumes associated with the introduction of new products and line extensions, principally in the golf products business, and favorable foreign exchange of $5 million. These benefits were offset, in part, by lower volumes in certain existing product lines in the golf and office products businesses, the sale of the U.K.-based Scotch whisky business in October 2001 and the absence of Absolut revenues recorded on an interim basis in 2001.

Comparable net sales increased $162.9 million, or 4%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business for the first nine months of 2001, sales of Absolut vodka recorded on an interim basis in the second and third quarters of 2001, the Omega cabinets acquisition for the second and third quarters of 2002, and the impact of excise taxes and foreign exchange.

Cost of products sold

Cost of products sold increased $21.7 million, or 1%, due to the higher sales partly offset by positive operating leverage in our home products business.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased $40 million, or 15%. The decrease was principally due to the absence of the Absolut revenues recorded on an interim basis in 2001 and the absence of the U.K.-based Scotch whisky business in 2002. The Company's spirits and wine business incurs federal excise taxes in the U.S., and in addition to the U.S., had incurred excise taxes in the United Kingdom in the same nine-month period last year.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $50.6 million, or 5%, on higher advertising and marketing expenditures and pension expense, partially offset by cost savings achieved as a result of the establishment of the Future Brands LLC joint venture in June 2001 and

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Continued)


Advertising, selling, general and administrative expenses (Concluded)

our restructuring actions and other cost containment initiatives across all of our operations, particularly in our office products business.

Amortization of intangibles

Amortization of intangibles decreased $36.0 million, or 76% due to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) as of January 1, 2002.

Restructuring charges

For the nine months ended September 30, 2002, we recorded pre-tax restructuring charges of $36.6 million ($23.8 million after tax). The charges principally related to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing facilities, principally in the office products business, and the sale of certain non-strategic product lines in our home products and spirits and wine businesses.

For the nine months ended September 30, 2001, we recorded pre-tax restructuring charges of $12.0 million ($7.7 million after tax). These charges principally related to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options and workforce reduction initiatives across the office products business' operations.

Interest and related expenses

Interest and related expenses decreased $22.9 million, or 29%. This decrease primarily reflected lower average borrowings as we repaid short-term debt using proceeds received from Vin & Sprit AB of Sweden (V&S) and from the sale of the U.K.-based Scotch whisky business as well as lower interest rates, partially offset by commercial paper borrowings used to finance the Omega cabinets acquisition.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Continued)


Other income, net

Other income, net increased $25.3 million to $34.5 million in the nine-month period ended September 30, 2002 due to (1) five additional months of income ($11.3 million) associated with the deferred income related to the establishment of the Future Brands joint venture and (2) $14.9 million of interest income on a tax receivable that resulted from new IRS regulations, as discussed below.

Income taxes

Income taxes increased $12.7 million, or 10%. The increase was principally due to the higher operating and other income and lower interest and related expenses partially offset by the tax credit of $61.7 million recorded in June 2002. The effective income tax rate comparison was impacted by the recognition, during the second quarter of 2002, of a $61.7 million tax credit resulting from new IRS regulations that reinterpret the capital loss disallowance rules. The new regulations now enable us to utilize a capital loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The other factors affecting the effective income tax rate comparison include: interest on the $61.7 million tax credit of $14.9 million ($9.6 million after tax); and the reversal of a $31.0 million tax reserve for the years 1990 through 1992 in the second quarter of 2001. Excluding these items, the effective income tax rates for the nine months ended September 30, 2002 and 2001 were 36.6% and 39.9%, respectively. This lower effective tax rate principally reflects lower goodwill amortization related to the adoption of FAS Statement No. 142.

Minority interests

Minority interests increased $4.5 million, or 62%, principally on the recognition of five additional months of preferred dividends payable to V&S in 2002 as compared to 2001.

Net income

Net income of $394.1 million, or $2.63 basic and $2.55 diluted per share, compared with net income of $257.2 million, or $1.68 basic and $1.65 diluted per share, for the same nine month period last year. The increase in net income of $136.9 million was principally due to the higher sales, lower excise taxes, lower intangible amortization, a tax credit of $61.7

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Continued)


million plus after-tax interest income of $9.6 million, partly offset by increased restructuring charges and increased advertising and marketing expenditures.

Net income for the nine months ended September 30, 2002 includes the following gains and charges: the $44.9 million ($29.4 million after tax) restructuring and other nonrecurring charges and the recognition of a $61.7 million tax credit and related interest of $14.9 million ($9.6 million after tax). In addition, net income for the nine months ended September 30, 2001, includes the following gains and charges: the $42.3 million ($27.8 million after-tax) restructuring and other nonrecurring charges; and the reversal of a $31.0 million tax reserve that was no longer required.

On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS Statement No. 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and we will apply FAS Statement No. 146 prospectively to exit or disposal activities beginning in 2003.

As a result of an uncertain U.S. and global economic outlook, it is difficult to predict consumer spending trends and the effect they may have on our businesses in the last quarter of 2002 and in 2003.

On a periodic basis, the Company evaluates the assumptions used in determining its pension liabilities and assets as well as pension expense or income based upon historical returns on plan assets and current economic conditions at the time the assumptions are set.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Concluded)


In late 2001, we lowered our weighted-average expected return on plan assets from 9.6% to 8.3% and our weighted-average discount rate from 7.2% to 7% for 2002. Management of the Company believes that these assumptions are appropriate. These changes will result in an increase to our pension expense of approximately $15 million in 2002. In 2001, our consolidated pension expense was $7.3 million.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Home Products

Net sales improved $360.8 million, or 24%, to $1.9 billion as a result of the acquisition of Omega Holdings, Inc., overall volume increases, and an additional week of results for the Moen faucets business in the current year period, partially offset by increased rebates, as well as unfavorable foreign exchange of $2 million. New product introductions and line extensions and higher volumes in certain existing product lines, primarily cabinets and Moen faucets, led to the overall volume increases. Share gains and a robust building and remodeling market supported the underlying sales growth.

Operating company contribution increased $78.4 million, or 35%, to $304.3 million. The higher operating company contribution resulted from the acquisition of Omega Holdings, Inc., higher underlying sales across all of our home businesses, positive operating leverage, ongoing cost and productivity gains, and an additional week of results for the Moen faucets business in the current year period.

The continued consolidation of the customer base in the home products industry, including among home centers and large homebuilders, and increased price competition will continue to present challenges to us and our competitors. Customer consolidation will also present opportunities for the most innovative and efficient manufacturers and skilled marketers.

Spirits and Wine

Net sales decreased $237.3 million, or 24%, to $735.8 million principally due to the divestiture of the U.K.-based Scotch whisky business in October 2001, sales of Absolut recorded on an interim basis in the second and third quarters of 2001 and lower sales of After Shock in the U.K. These factors were partially offset by higher average selling prices for Jim Beam bourbon and DeKuyper products, increased sales of Beam ready-to-drink products in Australia and of premium and super-premium products in the U.S., and favorable foreign exchange of $4 million. Comparable net sales increased $13.8 million, or 3%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business for the first nine months of 2001, sales of Absolut recorded on an interim basis in the second and third quarters of 2001 as well as the impact of excise taxes and foreign exchange.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Spirits and Wine (Concluded)

With the establishment of the U.S. subsidiary of V&S as the exclusive importer of V&S's products, revenues and expenses under the interim arrangement were no longer recorded by our spirits and wine business beginning February 1, 2002.

Operating company contribution decreased $13.5 million, or 7%, to $193.1 million. Comparable operating company contribution increased $9.2 million, or 5%. Comparable results exclude the impact of the U.K.-based Scotch whisky business for the first nine months of 2001 as well as the impact of foreign exchange. The major factors impacting this comparable increase were lower distribution costs in the United States as a result of the Future Brands LLC joint venture established in June 2001, the higher comparable sales partially offset by increased brand advertising and brand support costs, specifically for our premium and superpremium brands in the U.S. and After Shock in the U.K., lower sales of bulk wine and lower cooperage income from the sale of used oak barrels, and lower sales of After Shock in the U.K.

The merger of Grand Metropolitan and Guinness to create Diageo in late 1997, the 2001 sale of the Seagram brands to Diageo and Pernod-Ricard, the Maxxium joint venture, the Jim Beam-Absolut U.S. distribution joint venture and the Brown-Forman and Bacardi U.S. partnership reflect the continued trend towards consolidation in the highly competitive spirits and wine business. Continued consolidation of the supplier, distributor and retailer tiers may present pricing and service challenges for our subsidiaries and their competitors. It may also present opportunities, particularly for the most efficient and innovative competitors.

Golf Products

Net sales increased $64.2 million, or 8%, to $837.1 million due to successful new products and line extensions, principally in golf clubs and golf balls, and improved golf ball product mix, partly offset by lower volumes in certain existing product lines and unfavorable foreign exchange of $1 million. Increased sales of golf clubs, outerwear and golf gloves led to the higher overall volumes.

Operating company contribution increased $3.9 million, or 3%, to $121.5 million on the higher sales, partly offset by increased marketing spending

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Golf Products (Concluded)


to support new product initiatives and a product mix shift to lower-margin Cobra golf clubs.

Competitors with significant brand awareness have introduced golf balls into their product offerings in the past three years and the golf ball industry has experienced increased price competition, partially as a result of such introductions. Largely as a result of the improved availability of the Titleist Pro V1, as well as the introduction of the new Titleist NXT and Pinnacle golf balls, our golf ball business has not only recovered U.S. market share initially lost to new competitors, but has gained share year-to-date. The ability of the Company's golf business to maintain and increase revenues will depend upon its innovation and marketing, including the promotion of its products by professional golfers.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. On August 6, 2002, the USGA and R&A announced a joint decision to unify the rule relating to golf club head performance. The USGA will retain its current Coefficient of Restitution limit of .830. Beginning in 2003, the R&A will adopt the .830 limit for its Open Championship and in 2008 for all play in R&A jurisdictions. All Acushnet Company products currently conform to the USGA and R&A regulations.

Each of the USGA and the R&A has proposed new rules addressing the overall distance standard for golf balls, golf club head size and golf club shaft length. Until more details regarding such potential rule changes become available, we cannot determine whether they would have a material effect on our golf products business and/or the golf products industry.

Office Products

Net sales decreased $60.9 million, or 7%, to $794.5 million, primarily due to lower volumes in the United States and Europe. Approximately half of the sales decrease was due to the full year effect of discontinued product lines resulting from initiatives to refocus the business around its core product categories, which will continue to negatively impact sales

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Office Products (Continued)


in 2002. The balance of the sales decrease was caused by weakness in the U.S. and European economies and, in particular, reductions in the number of office workers. The introduction of new products, improved product mix, lower customer rebates and favorable foreign exchange of $4 million partly offset the decrease in net sales.

Operating company contribution improved $8.0 million, or 29%, to $35.9 million reflecting the cost savings achieved by the business' restructuring actions and its focus on its most profitable product categories.

The office products business is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. The continuing consolidation of customers is causing increased pricing pressures, presenting challenges to our office products group and its competitors.

We decided, in April 2001, not to divest our office products business due to weakness in the overall economy that has particularly impacted the office products industry. We are currently repositioning and restructuring the business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity. As a result of this plan, during the nine months ended September 30, 2002, we recorded total pre-tax restructuring and other nonrecurring charges of $29.2 million to complete the first phase of our repositioning program and initiate the final phase of our office products repositioning. The final phase will reduce the capacity of the business' manufacturing and distribution facilities by approximately one-third and we expect it will provide significant cost savings and working capital improvements. We expect to record additional pre-tax charges of $60-70 million ($35 to $40 million after tax) in the fourth quarter of 2002 and in 2003 to complete this final phase. The overall office products repositioning program will continue to be self-funding within the office products business.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES


Net cash provided from operating activities was $554.2 million for the nine months ended September 30, 2002 compared with $489.6 million for the same nine-month period last year. The principal reasons for the increase were the higher net income and overall reductions in inventory levels.

Net cash used by investing activities for the nine months ended September 30, 2002 was $546.6 million, as compared with net cash provided of $129.3 million in the same nine-month period last year. The decrease principally reflects the cash payment of $433 million used to acquire Omega Holdings, Inc. in the second quarter of 2002 and the proceeds of $270 million received from the sale of 49% of Future Brands LLC to V&S in the same nine-month period last year. In addition, in the third quarter of 2002, we received proceeds of $3.8 million on the sale of a certain non-strategic product line in our spirits and wine business.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $33.1 million, as compared with net cash used of $570.2 in the same nine-month period last year. During the nine months ended September 30, 2002, we increased short-term debt borrowings ($243.0 million), which were partly offset by the redemption of Omega debt securities with a principal amount of $100 million, repurchased $147.5 million (3,153,900 shares repurchased) of our common stock and received proceeds from the exercise of stock options ($126.7 million), which increased because the volume of option exercises was higher than in the same nine-month period last year.

Total debt increased $267.6 million during the nine months ended September 30, 2002 to $1.3 billion. This increase was principally debt incurred to provide cash paid to acquire Omega Holdings, Inc. in April 2002. The ratio of total debt to total capital was 31.3% as of September 30, 2002 versus 28.4% as of December 31, 2001. We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

     Results of Operations for the Three Months Ended September 30, 2002 as
              Compared to the Three Months Ended September 30, 2001

                                    Net Sales
                                 -----------------
                                   2002     2001
                                 -----------------
                                   (In millions)

Home products                    $  688.0   $ 531.0
Spirits and wine                    255.0     392.9
Golf products                       236.4     218.3
Office products                     284.0     300.8
                                 --------   --------
                                 $1,463.4   $1,443.0
                                 ========   ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED


                        Three Months Ended September 30,

                                                            Operating Income
                                                       ------------------------
                                                        2002             2001
                                                       -------         --------

                                                             (In millions)
     Operating Company Contribution (1):
       Home products                                    $125.7         $ 87.6
       Spirits and wine                                   64.1           72.7
       Golf products                                      26.1           25.8
       Office products                                    19.6           13.3
     Less:
       Other Operating Expenses (2)                       37.8           26.5
                                                        ------         ------
     Operating Income                                   $197.7         $172.9
                                                        ======         ======

(1) Operating company contribution (OCC) is net sales less all costs and expenses other than restructuring and other nonrecurring charges, write-downs of identifiable intangibles and goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expense, net, income taxes and minority interests. OCC, which is not a measure under generally accepted accounting principles, is one of the key measures by which we gauge the underlying operating performance of our business segments. We use this and other measures to allocate capital resources, evaluate acquisitions and dispositions and evaluate and identify cost-reduction initiatives. OCC should not be considered as a substitute for any measure derived in accordance with generally accepted accounting principles. This measure may differ from similar measures presented by other companies depending upon which items other companies exclude.

(2) Other operating expenses represent the sum of corporate administrative expense, intangible amortization and restructuring and other nonrecurring charges.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Continued)


Net sales

Net sales increased $20.4 million, or 1%, to $1.5 billion principally due to the acquisition of Omega Holdings, Inc, and increased volumes for new products and line extensions in the golf and home products businesses, and favorable foreign exchange of $11 million. These benefits were partly offset by lower volumes in certain existing product lines in the golf and office products businesses, the sale of the U.K.-based Scotch whisky business in October 2001 and the absence of Absolut revenues recorded on an interim basis in 2001.

Comparable net sales increased $48.1 million, or 4%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business and sales of Absolut Vodka recorded on an interim basis in the third quarter of 2001, the Omega cabinets acquisition for the third quarter of 2002, and the impact of excise taxes and foreign exchange.

Cost of products sold

Cost of products sold decreased $26.4 million, or 3%, primarily due to positive operating leverage in our home products business.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased $17.9 million, or 19%. The decrease was principally due to the absence of the Absolut revenues recorded under an interim basis in 2001 and the absence of the U.K.-based Scotch whiskey business in 2002. Our spirits and wine business incurs federal excise taxes in the U.S., and in addition to the U.S., had incurred excise taxes in the United Kingdom in the same three-month period last year.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $33.8 million, or 10%, on higher advertising and marketing expenditures and pension expense partially offset by cost savings achieved as a result of the

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Continued)

Advertising, selling, general and administrative expenses (Concluded)

restructuring actions and other cost containment initiatives across all of our operations, particularly in our office products business.

Amortization of intangibles

Amortization of intangibles decreased $11.2 million, or 70% due to the adoption of FAS 142 as of January 1, 2002.

Restructuring charges

For the three months ended September 30, 2002, we recorded pre-tax restructuring charges of $17.3 million ($11 million after tax). The charges principally related to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing facilities, principally in the office products business, and the sale of certain non-strategic product lines in our home and spirits and wine businesses.

Interest and related expenses

Interest and related expenses decreased $1.7 million, or 8%, principally due to lower average borrowings.

Other income, net

Other income decreased $1.5 million, or 23%, due to higher net foreign exchange transaction losses for the three month period ended September 30, 2002 as compared to the same three month period last year.

Income taxes

Income taxes increased $4.4 million, or 7%. The increase was principally due to the higher operating income. The effective income tax rates for the three months ended September 30, 2002 and 2001 were 36.3% and 39.3%, respectively. This lower effective tax rate principally reflected lower goodwill amortization related to the adoption of FAS Statement No. 142.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSOLIDATED (Concluded)


Minority interests

Minority interests increased $0.2 million, or 5%, related to improved results of certain less-than-wholly-owned international subsidiaries.

Net income

Net income of $113.2 million, or 75 cents basic and 73 cents diluted per share, compared with net income of $92.8 million, or 61 cents basic and 60 cents diluted per share, for the same three month period last year. The increase in net income of $20.4 million was due to the higher sales, lower excise taxes, lower intangible amortization partly offset by increased advertising, general and administrative expenses and restructuring charges.

Net income for the three months ended September 30, 2002 includes $22.2 million ($14.3 million after tax) in restructuring and other nonrecurring charges.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Home Products

Net sales increased $157.0 million, or 30%, to $688.0 million. Sales benefited from the acquisition of Omega Holdings, Inc., overall volume increases, and an additional week of results for the Moen faucets business in the current year period. The introduction of new products and line extensions and higher volumes in certain existing product lines, principally Moen faucets and cabinets, led to the overall volume increases. Share gains and continued strength of a robust building and remodeling market supported the underlying sales growth.

Operating company contribution increased $38.1 million, or 43%, to $125.7 million due to the acquisition of Omega, higher underlying sales across all of our home businesses, positive operating leverage and ongoing cost and productivity gains, and an additional week of results for the Moen faucets business in the current year period.

Spirits and Wine

Net sales decreased $137.9 million, or 35%, to $255.0 million principally due to the divestiture of the U.K.-based Scotch whisky business in October 2001, sales of Absolut recorded on an interim basis in the third quarter of 2001 and lower sales of After Shock in the U.K., partially offset by higher average selling prices for Jim Beam bourbon and DeKuyper products, increased sales of Beam ready-to-drink products in Australia and favorable foreign exchange of $3 million. Comparable net sales increased $6.9 million, or 4%, over the prior year period. Comparable results exclude the impact of revenues for the U.K.-based Scotch whisky business and sales of Absolut Vodka recorded on an interim basis in the third quarter of 2001 as well as the impact of excise taxes and foreign exchange.

Operating company contribution decreased $8.6 million, or 12%, to $64.1 million. Comparable operating company contribution increased $0.4 million, or 1%. Comparable results exclude the impact of the U.K.-based Scotch whisky business in the third quarter of 2001 as well as the impact of foreign exchange. The higher comparable sales were offset by higher brand advertising and brand support costs, specifically for our premium and superpremium brands in the U.S. and After Shock in the U.K., lower cooperage income from the sale of used oak barrels and lower sales of After Shock in the U.K.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


Golf Products

Net sales increased $18.1 million, or 8%, to $236.4 million. The increase was primarily due to new products and line extensions, principally in golf clubs, and favorable foreign exchange of $3 million, partly offset by a slight decline in certain existing product lines, particularly golf balls, due to the introduction of new products in the comparable three month period last year, and golf shoes.

Operating company contribution increased $0.3 million, or 1%, on the higher sales, partly offset by a product mix shift to lower-margin Cobra golf clubs, unabsorbed overhead due to one additional week of golf ball plant shutdown in 2002 as compared to 2001 to keep inventories in line and higher operating expenses. The higher operating expenses included increased promotional and research and development expenses.

Office Products

Net sales decreased $16.8 million, or 6%, to $284.0 million. More than half of the sales decrease was due to the full-year effect of discontinued product lines resulting from initiatives to refocus the business around its core product categories, which will continue to negatively impact sales in 2002. The balance of the sales decrease was caused by weakness in the U.S. and European economies and, in particular, reductions in the number of office workers. These factors were partly offset by the introduction of new products, improved product mix and favorable foreign exchange of $6 million.

Operating company contribution increased $6.3 million, or 47%, to $19.6 million. Operating company contribution benefited from cost savings achieved by restructuring actions implemented over the past year in the office products business and its focus on the most profitable product categories.

CAUTIONARY STATEMENT


This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, returns on pension assets, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf products businesses, expenses and disruptions related to shifts in manufacturing to different locations and sources, challenges in the integration of acquisitions and joint ventures, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2001.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         (a) Smoking and Health Proceedings

Indemnification Agreement

         On December 22, 1994, Registrant sold The American Tobacco Company ("ATCO") to Brown & Williamson Tobacco Corporation ("B&W"), at the time a wholly-owned subsidiary of B.A.T. Industries p.l.c. In connection with the sale, B&W and ATCO, which has since merged into B&W (the "Indemnitor"), agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

Individual Cases

         On November 1, 2002, there were approximately 60 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 76 such cases as of March 1, 2002 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Class Actions

         As of November 1, 2002, there were approximately 10 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately 13 such cases on March 1, 2002, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Health Care Cost Recovery Actions

         As of November 1, 2002, there were approximately 2 health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately 2 such cases as of March 1, 2002, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Conclusion

         It is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Registrant because it believes it has meritorious defenses and the Registrant is indemnified under the previously mentioned indemnification agreement.

         Reference is made to Note 10, "Pending Litigation", Note 11, "Environmental" in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.  CONTROLS AND PROCEDURES.

         (a) Evaluation of controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act) within the past ninety days. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in providing them on a timely basis with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

         (b) Changes in internal controls.

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore no corrective actions were taken.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)    Exhibits

  12.    Statement re computation of ratio of earnings to fixed charges.

  15. Letter from PricewaterhouseCoopers LLP dated November 13, 2002 re unaudited financial information.

  99.1   List of Pending/Terminated Cases.

  99.2 Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

         In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

  (b)    Reports on Form 8-K

Registrant filed a Current Report on Form 8-K, dated July 18, 2002, in respect of Registrant's press release dated July 18, 2002 announcing Registrant's financial results for the three month period ended June 30, 2002 (Items 5 and 7(c)).

Registrant furnished a Current Report on Form 8-K, dated July 31, 2002, in respect of distribution of Registration's revised investor brochure that was first distributed on July 31, 2002 (Item 7(c) and 9).

Registrant furnished a Current Report on Form 8-K, dated August 12, 2002, announcing that Registrant's Chief Executive Officer and Chief Financial Officer had each filed certifications with respect to Registrant' reports to the Securities and Exchange Commission (the "Commission"), as required by the Commission's order dated June 27, 2002 and by Section 906 of the Sarbanes-Oxley Act of 2002. (Items 7(c) and 9).

Registrant filed a current report on Form 8-K, dated September 24, 2002, in respect of Registrant's press release announcing an increase in dividends. (Item 5 and 7(c)).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           FORTUNE BRANDS, INC.
                                           (Registrant)



Date:  November 14, 2002                   By /s/ C. P. Omtvedt
     -------------------                     -----------------------------------
                                             C. P. Omtvedt
                                             Senior Vice President
                                             and Chief Financial Officer

                                  CERTIFICATION

     I, Norman H. Wesley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fortune Brands, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:


November 14, 2002

                                                            /s/ Norman H. Wesley
                                               ---------------------------------
                                                                Norman H. Wesley
                                                                    Chairman and
                                                         Chief Executive Officer

                                  CERTIFICATION

     I, C.P. Omtvedt, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fortune Brands, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:


                                                /s/ C.P. Omtvedt
November 14, 2002                               --------------------------------
                                                C.P. Omtvedt
                                                Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


                                                                 Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------


  12.         Statement re computation of ratio of
              earnings to fixed charges.

  15.         Letter from PricewaterhouseCoopers LLP
              dated November 13, 2002 re unaudited
              financial information.

  99.1        List of Pending/Terminated Cases.

  99.2        Joint CEO/CFO Certificate Required Under
              Section 906 of the Sarbanes-Oxley Act of 2002