Form 10-K
period 2002-12-31
FORTUNE BRANDS INC
filed 2003-03-12
CIK 789073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002       Commission file number 1-9076


                              FORTUNE BRANDS, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3295276
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  /X/    No  / /

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at June 28, 2002, was $8,404,677,167.25. The number of shares outstanding of registrant's common stock, par value $3.125 per share, at February 3, 2003, were 146,617,467.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 29, 2003 (to be filed not later than 120 days after the end of registrant's fiscal year) is incorporated by reference into Part III hereof.

                          FORM 10-K TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     11

Item 3.   Legal Proceedings...........................................     12

Item 4.   Submission of Matters to a Vote of Security Holders.........     14

Item 4A.  Executive Officers of the Company...........................     15

PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................     16

Item 6.   Selected Financial Data.....................................     17

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     18

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     38

Item 8.   Financial Statements and Supplementary Data.................     39

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     75

PART III

Item 10.  Directors and Executive Officers of the Company.............     75

Item 11.  Executive Compensation......................................     75

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     75

Item 13.  Certain Relationships and Related Transactions..............     75

Item 14.  Controls and Procedures.....................................     76

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................     76

Signatures............................................................     81

Schedule II -- Valuation and Qualifying Accounts......................     82

Certifications under Sarbanes-Oxley Act Section 302...................     83

                                     PART I

ITEM 1. Business.

(a)  General development of business.

Fortune Brands, Inc. ("we" or "the Company") is a holding company with subsidiaries engaged in the manufacture, production and sale of home products, spirits and wine, golf products and office products.

The Company was incorporated under the laws of Delaware in 1985 and until 1986 conducted no business. Prior to 1986, the businesses of the Company's subsidiaries were conducted by American Brands, Inc., a New Jersey corporation organized in 1904 (American New Jersey), and its subsidiaries. American New Jersey was merged into The American Tobacco Company on December 31, 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to the Company. In addition, the Company assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. On May 30, 1997, the Company's name was changed from American Brands, Inc. to Fortune Brands, Inc.

As a holding company, the Company is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the Company, and thus the right of the Company's creditors (including holders of its debt securities and other obligations) and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company's claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of the Company's unconsolidated revenues and funds is dividends and other payments from its subsidiaries. The Company's principal subsidiaries currently are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

The Company seeks to strategically enhance the operations of its principal operating companies. Pursuant to this strategy, in April 2002, our home products business acquired Omega Holdings, Inc. (Omega), a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadens our cabinet product line, providing additional selling opportunities across customers, and is expected to produce purchasing and manufacturing efficiencies. The cost of the acquisition was $538 million.

The Company's spirits and wine business completed transactions with V&S Vin & Sprit AB (V&S), maker of ABSOLUT vodka, creating a joint venture named Future Brands LLC (Future Brands) to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to our spirits and wine business' U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in the Company's spirits and wine subsidiary, Jim Beam Brands Worldwide, Inc. (JBBW), in the form of convertible preferred stock. V&S also received a three-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004 or upon a change in control of JBBW, Jim Beam Brands Co. (JBBCo.), or certain other events.

In 1999, JBBW formed an international sales and distribution joint venture, Maxxium Worldwide B.V. (Maxxium), with Remy-Cointreau and Highland Distillers to distribute and sell spirits in key markets outside the United States. JBBW agreed to contribute assets related to its international distribution network and periodic cash payments with a total estimated value of $110 million in return for a one-third interest in the venture. JBBW's investment of $110 million is contingent upon achievement of certain contractual performance measures, which were not met in 2002. During 1999 and 2000, JBBW made cash investments of approximately $30 million and $25 million in Maxxium. The investments of JBBW in Maxxium were recorded at the book value of assets contributed plus cash invested.

Also in 1999, subsidiaries of the Company completed two acquisitions, one in our home products business and another in the office products business, for an aggregate cost of $103.6 million in cash, including fees and expenses. In 1998, the Company's subsidiaries completed three acquisitions of home products, office products and spirits and wine businesses for an aggregate cost of $271.8 million in cash, including fees and expenses.

The Company has also sold a number of other nonstrategic businesses and product lines. In 2001, the Company's spirits and wine business sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. In 1998, one of the Company's home products subsidiaries sold assets relating to the manufacture of door locks and related hardware.

The Company reviews on an ongoing basis the portfolio of brands owned by its operating companies and evaluates its options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, the Company might finance such acquisitions by issuing additional debt or equity securities. The possible additional debt from any acquisitions, if consummated, would increase the Company's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. The Company also continues to consider other corporate strategies intended to enhance stockholder value, including share repurchases. The Company cannot predict whether or when any such strategies might be implemented or what the financial effect thereof might be upon the Company's debt or equity securities.

Another aspect of the Company's strategy to enhance the operations of its principal operating companies has been to continuously evaluate the productivity of their product lines and existing asset base and actively seek to identify opportunities to improve the Company's and its subsidiaries' cost structure. This strategy led the Company to record restructuring charges of $45.9 million in 2002 and $45.4 million in 2001.

CAUTIONARY STATEMENT

Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, Item #1 -- Business and Item #3 -- Legal Proceedings and in Part II, Item #7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to:

- changes in general economic conditions,

- foreign exchange rate fluctuations,

- changes in interest rates,

- returns on pension assets,

- competitive product and pricing pressures,

- customer consolidations,

- the impact of excise tax increases with respect to distilled spirits and wine,

- regulatory developments,

- the uncertainties of litigation,

- changes in golf equipment regulatory standards,

- the impact of weather, particularly on the home and golf products groups,

- expenses and disruptions related to shifts in manufacturing to different locations and sources, and other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

(b) Financial information about industry segments

See Note #16 -- "Information on Business Segments" in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K.

(c)  Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the industry segments of Home Products, Spirits and Wine, Golf Products and Office Products. For financial information about these industry segments, see Note #16 -- "Information on Business Segments" in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K.

HOME PRODUCTS

MasterBrand Industries, Inc. (MasterBrand) is a holding company for subsidiaries in the home products business. Subsidiaries include Moen Incorporated (Moen), MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Master Lock Company (Master Lock) and Waterloo Industries, Inc. (Waterloo). The home products business is highly competitive. MasterBrand's operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. Factors that affect MasterBrand's results of operations include levels of home improvement and residential construction activity, principally in the U.S. (including repair and remodeling and new construction).

Moen manufactures and packages faucets, bath furnishings and accessories and parts in the U.S. and East Asia. Moen branded faucets are sold under a variety of trade names including Asceri, Villeta, extensa, Boutique, Traditional, Touch Control, One-Touch, Monticello, PureTouch, Concentrix, Chateau and Legend and other products are sold under the Moen and CSI Donner brand names. The Cleveland Faucet Group (CFG), a division of Moen, manufactures and packages faucets in the U.S. and East Asia, and sells under the trade name Cornerstone, Flagstone and Dimensions. Composite kitchen sinks are sold under the MoenStone brand name. Sales are made through Moen's own sales force and independent manufacturers' representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors, repackagers and original equipment manufacturers. CFG sales are made through CFG's and Moen's sales force primarily to the multi-family and manufactured housing markets. Some plumbing parts and repair products are purchased from other manufacturers and repackaged for resale. Products are sold principally in the U.S. and Canada and also in East Asia, Mexico and Latin America. Moen's chief competitors include Masco's Delta/Peerless, Black & Decker's Price Pfister, Kohler and American Standard.

MasterBrand Cabinets is engaged in manufacturing ready-to-assemble, stock, and semi-custom kitchen cabinets and bathroom vanities. MasterBrand Cabinets sells under brand names including Aristokraft, Decora', Schrock, Diamond, Kemper, Omega, Kitchen Craft and HomeCrest. MasterBrand Cabinets sells direct to large homebuilders and through stocking distributors for resale to kitchen and bath specialty dealers, home centers, lumber and building material dealers, remodelers and builders. MasterBrand Cabinets also sells to The Home Depot for resale under the Thomasville brand. In April 2002, MasterBrand Cabinets acquired all of the outstanding common stock of Omega, a Delaware corporation based in Waterloo, Iowa, for $538 million. Omega is a leader in the growing semi-custom kitchen and bath cabinet category. MasterBrand Cabinets' competitors include Masco's Merillat, KraftMaid and Mills Pride brands, Armstrong World Industries' Triangle Pacific brand and American Woodmark Corporation.

Master Lock manufactures key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive, trailer and towing locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Kryptonite, Hampton, American Lock, Winner and various imports in the padlock segment.

Waterloo manufactures tool storage products, principally high quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category.

Raw materials used for the manufacture of products offered by MasterBrand's operating companies are primarily red oak and maple lumber, particleboard, rolled steel, brass, zinc, copper, nickel, and various plastic resins. These materials are available from a number of sources.

SPIRITS AND WINE

JBBW is a holding company for subsidiaries in the distilled spirits and wine business. Principal subsidiaries include JBBCo., Future Brands and Jim Beam Brands Australia Pty. Limited.

On October 16, 2001, the Company's spirits and wine business announced that it had sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The business that was sold generated sales of approximately $235 million (including excise taxes) in 2000. The Company recorded an after-tax gain of $21.8 million related to the sale.

On May 31, 2001, the Company's spirits and wine business completed transactions with V&S, maker of ABSOLUT vodka, creating a joint venture named Future Brands to distribute both companies' spirits and wine brands in the United States. V&S paid $270 million to gain access to JBBCo.'s U.S. distribution network and to acquire a 49% interest in Future Brands and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. V&S also received a three-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004 or upon a change in control of JBBW, JBBCo., or certain other events.

In August 1999, JBBW formed an international sales and distribution joint venture, named Maxxium Worldwide B.V., to distribute and sell premium wines and spirits in key markets outside the United States. At the same time as the formation of Future Brands was announced on May 31, 2001, V&S invested 107 million Euros (approximately $90 million) to acquire a 25% interest in Maxxium.

In addition, in August 1998, JBBW purchased the Geyser Peak wine business and adjacent vineyard property. The winery is located in Alexander Valley, Sonoma County, California. Geyser Peak wine brands include Geyser Peak Reserve, Geyser Peak and Canyon Road.

Principal markets for the products of JBBW's subsidiaries are the U.S., Australia and the U.K. Approximately 90% of JBBW subsidiary sales are to these three markets with the U.S., Australia and the U.K. representing 79%, 9% and 2% of sales, respectively.

JBBW's leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, Gilbey's Gin and Gilbey's vodka are produced and sold in the U.S. under a license expiring September 30, 2007 and the rights to the Kamchatka vodka brand in California are claimed by another entity.

JBBCo., whose operations are located in the U.S., currently produces, or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka and rum. JBBCo. and its predecessors have been distillers of bourbon whiskey since 1795. JBBCo.'s leading brand names are Jim Beam bourbon whiskey, DeKuyper cordials, Windsor Canadian supreme whisky, Kessler American blended whiskey, Kamora coffee liqueur, Knob Creek, Booker's, Baker's and Basil Hayden's small batch bourbons, Ronrico rum, Vox vodka, Lord Calvert Canadian and Gilbey's Gin. As discussed above, in 1998 JBBCo.'s also added wines to its product offerings. Products of JBBW's subsidiaries are sold through various distributors. In the 18 "control" states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages, products are sold through government-controlled liquor authorities.

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

Over the past several years, there has been a trend toward consolidation of supplier, distributor and retailer tiers in the highly competitive global spirits and wine business. Continued consolidation may present pricing and service challenges for our spirits and wine business and its competitors. It may also present opportunities, particularly for the most efficient and innovative competitors.

The principal raw materials for the production, storage and aging of distilled products are primarily corn, other grains, and new oak barrels, and are readily available from a number of sources except that new oak barrels are available from only a limited number of major sources, one of which is owned by a competitor. JBBCo. has entered into a long-term supply agreement for new oak barrels.

The principal raw materials used in the production of wines are grapes, barrels and packaging materials. Grapes are primarily purchased from independent growers under long-term supply contracts and, from time to time, are adversely affected by weather and other forces that may limit production. In fiscal 2002, approximately 7 to 8% of Geyser Peak's total grape supply came from company-owned land.

Because whiskeys are aged for various periods, generally from three to eight years, subsidiaries of JBBW maintain, in accordance with industry practice, substantial inventories of bulk whiskey in warehouse facilities. Whiskey production is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, JBBW may from time to time seek to purchase bulk whiskey if necessary to meet estimated future demand.

The production, storage, transportation, distribution and sale of the products of JBBW's subsidiaries are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits and wine in whole or in part. As a result of the publicity surrounding litigation against manufacturers of tobacco products and other class action litigation, some commentators have suggested that other industries, including beverage alcohol, may be the targets of litigation. The Company believes, and counsel has advised generally, that in the event such actions are commenced, the Company and its subsidiaries would have meritorious defenses to such lawsuits, and the Company would vigorously contest any such litigation.

In the U.S., U.K. and many other countries, distilled spirits and wine are subject to federal excise taxes and/or customs duties as well as state, local and other taxes. Beverage alcohol sales are particularly sensitive to higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, many states are considering possible excise tax increases and the possibility of future increases cannot be ruled out. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

At various times in prior years, there has been discussion and legislation introduced to ban U.S. television advertising of spirits. No federal legislation has been enacted, and one major U.S. network briefly accepted spirits advertising in 2002. However, no broadcast network in the U.S. currently accepts distilled spirits advertising. Many local U.S. cable and radio stations accept distilled spirits advertising and JBBW advertises through U.S. radio. JBBW's operating subsidiaries outside the U.S. have conducted broadcast advertising in markets where legal.

GOLF PRODUCTS

Acushnet Company (Acushnet), together with its subsidiaries, is a leading manufacturer and distributor of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, dress and athletic shoes as well as socks, accessories and apparel outerwear. Acushnet's leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist and Bulls Eye putters; FootJoy golf shoes; and FootJoy and Titleist golf gloves. Acushnet products are sold primarily to on-course golf pro shops and selected off-course specialty stores throughout the United States. Sales are made in the U.K., Canada, Germany, Austria, Denmark, Ireland, France, Sweden, The Netherlands, South Africa, Thailand, Singapore and Japan through subsidiaries and outside these areas through distributors or agents.

Acushnet and its subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. In golf balls, Acushnet's main competitors are Spalding, Maxfli, Bridgestone, Nike and Callaway. In golf clubs, Callaway, TaylorMade, Cleveland, Wilson, Ping, Adams and Orlimar are the main competitors. In golf shoes, Nike, Etonic, Adidas and Dexter are the main competitors. In golf gloves, Nike, Etonic, Wilson and TaylorMade/Maxfli are the main competitors.

Acushnet's advertising and promotional campaigns rely in part on a large number of touring professionals and club professionals using and endorsing its products. The market for the endorsement and promotional services of touring professionals has been and will continue to be increasingly competitive.

There is currently a substantial market in "knock-off" and counterfeit golf clubs which imitate or copy the protected features of original equipment manufacturers' golf club products. Acushnet has an active program of enforcing its intellectual property rights against those who make or sell such products.

OFFICE PRODUCTS

ACCO World Corporation (ACCO) is a holding company for subsidiaries engaged in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products, supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries' specifications by third party suppliers, throughout the world, principally in the U.S., Canada, Mexico, Western Europe, Australia, New Zealand, Taiwan and China.

ACCO Brands, Inc. (ACCO Brands), ACCO's primary U.S. operating company, manufactures or sells binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, computer supplies and accessories, labels and presentation products. ACCO Canada Inc. (ACCO Canada), a subsidiary of ACCO, manufactures a limited product range and distributes in Canada a range of office products similar to that distributed by ACCO Brands in the U.S. ACCO Mexicana (ACCO Mexicana) manufactures binders and fasteners, and distributes in Mexico a range of office products similar to that distributed by ACCO Brands in the U.S. Principal office products brands include ACCO fastener products, Swingline staples and stapling equipment, Wilson Jones binders and columnar pads, Perma Products corrugated storage products, Kensington computer accessories and supplies, MACO and Wilson Jones labels and Apollo and Boone presentation products. Products are sold throughout the U.S., Canada and Mexico by in-house sales forces and independent representatives to office and computer products wholesalers, retailers, dealers, mail order companies and mass merchandisers. Our acquisitions of office products companies in the past five years include the following: in February 1998, the Apollo group of companies, a North American leader in presentation products; and in October 1999, Boone International Inc., a leading manufacturer of bulletin and dry-erase boards, chalkboards and dry-erase markers and accessories for home, home office and commercial use. Boone sales are concentrated in the U.S. and Canada.

Subsidiaries of ACCO Europe PLC (ACCO Europe), another subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines, storage and retrieval filing systems and presentation products. ACCO Europe's products are sold primarily in the U.K., Ireland, Western Europe and Australia through its subsidiaries' sales forces and through distributors. Principal brands sold by ACCO Europe's subsidiaries include ACCO fastening products, Kensington computer accessories, Rexel filing, stapling, binding, and laminating products, Nyrex and Twinlock filing products, Nobo and Sasco presentation products and, in Australia, Marbig products.

Day-Timers, Inc. (Day-Timers), a subsidiary of ACCO, manufactures personal organizers and planners in the U.S. Products are sold in the U.S. by Day-Timers and in Canada, Australia and Europe by subsidiaries of Day-Timers, through direct mail advertising, catalogs to consumers and businesses, and electronic commerce. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers.

Management believes that manufacturing within the office products industry remains highly fragmented. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a regional basis only. Many manufacturers supply a relatively narrow range of products. ACCO's key competitors on a world-wide basis include Avery Dennison, Esselte, Newell Rubbermaid, Fellowes, Cardinal and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Day-Runner. In computer accessories, ACCO competes against Fellowes, Logitech, Microsoft, Targus, Belkin and others, as well as products sold under private labels at retailers. ACCO's operating companies compete on the basis of product quality, price, service and responsiveness to consumer preferences.

The Company is currently repositioning and restructuring the business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity.

ACCO's subsidiaries purchase raw materials, components and products from a variety of sources, including non-U.S. vendors, on competitively available terms that fluctuate based on market conditions. ACCO has established substantial production operations in Mexico, helping to reduce its cost base.

OTHER MATTERS

EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries had approximately the following number of employees:

--------------------------------------------------------------
Home Products                                           16,843
Spirits and Wine                                         1,178
Golf Products                                            4,615
Office Products                                          5,839
Corporate Office                                           117
--------------------------------------------------------------
Total                                                   28,592
--------------------------------------------------------------
--------------------------------------------------------------

ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management of the Company, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the capital expenditures, financial condition, results of operations or competitive position of the Company and its subsidiaries.

(d) Financial information about foreign and domestic operations and export sales

The Company's subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned "Information on Business Segments" in Note 16 of the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K. The Company has investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada, and, therefore, changes in the value of the currencies of these countries can have an effect on the Company's financial statements when translated into U.S. dollars.

WEB SITE ACCESS TO SEC REPORTS

The Company's website address is www.fortunebrands.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Financial Info page of the Company's website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

ITEM 2. Properties.

The Company leases its principal executive offices in Lincolnshire, Illinois. Additionally, the Company continues to lease and has sublet substantially all of its premises in Old Greenwich, Connecticut, that formerly served as its executive offices. The following table indicates the principal properties of the Company's subsidiaries:

-------------------------------------------------------------------------------------------------------------
                         Manufacturing          Distribution
Segment                     Plants                 Centers              Warehouses                Other
                       Owned      Leased      Owned      Leased      Owned      Leased      Owned      Leased
-------------------------------------------------------------------------------------------------------------
Home
  U.S.                    28                      2          11                      6                     17
  Canada                   2                                  2                      1                     25
  Mexico                   3                                  1
  Brazil                                                      1
  Guatemala                                                   1
  Europe                                                                                                    2
  Asia                     1                                             1

Spirits and Wine
  U.S.                     6                      1                      8                      6           4
  Europe                                                                                                    1
  Canada                   1                                             1                      1
  Australia                                                                                                 1

Golf
  U.S.                     6           1          1           4                                 1           7
  Europe                                                      8                      1
  Canada                                                      1
  Asia                     2           1                      4                                 1           5
  Africa                                                      1

Office
  U.S.                     3           4          1
  Europe                   9           1          2           4
  Canada                               1                      1
  Mexico                   2
  Australia                1
  New Zealand                          1
-------------------------------------------------------------------------------------------------------------
Total U.S.                43           5          5          15          8           6          7          28
-------------------------------------------------------------------------------------------------------------
Total Non-U.S.            21           4          2          24          2           2          2          34
-------------------------------------------------------------------------------------------------------------
TOTAL                     64           9          7          39         10           8          9          62
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

The Company and its subsidiaries are of the opinion that their properties are suitable to their respective businesses and have productive capacities adequate to the needs of such businesses.

ITEM 3. Legal Proceedings.

OVERVIEW

On December 22, 1994, the Company sold The American Tobacco Company (ATCO) to Brown & Williamson Tobacco Corporation (B&W), at the time a wholly owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has merged into B&W (together, the Indemnitor), agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. The Indemnitor has complied with the terms of the indemnification agreement since 1994 and the Company is not aware of any inability on the part of the Indemnitor to satisfy its indemnitor obligations.

Numerous legal actions, proceedings and claims are pending in various jurisdictions against leading tobacco manufacturers, including B&W both individually and as successor by merger to ATCO, based upon allegations that cancer and other ailments have resulted from tobacco use. The Company has been named as a defendant in some of these cases. These claims generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and other damages and purporting to be brought on behalf of classes of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by foreign governments, unions, health trusts, federal and state taxpayers and others seeking reimbursement for health care expenditures allegedly caused by cigarette smoking. As noted below, in 1998 certain United States tobacco companies, including B&W, entered into a Master Settlement Agreement (the MSA) that resolved all remaining health care cost recovery cases brought by the various States, U.S. territories and the District of Columbia. Damages claimed in some of the smoking and health class actions and remaining health care cost recovery cases range into the billions of dollars.

INDIVIDUAL CASES

As of February 24, 2003, there were approximately 34 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with approximately 76 such cases as of March 1, 2002. See "List of Pending Cases" below.

CLASS ACTIONS

As of February 24, 2003, there were approximately nine purported smoking and health class actions pending in which the Company has been named as one of the defendants compared with approximately 13 such cases as of March 1, 2002. See "List of Pending Cases" below.

HEALTH CARE COST RECOVERY ACTIONS

As of February 24, 2003, there were approximately four health care recovery actions pending in which the Company has been named as one of the defendants, compared with approximately two such cases as of March 1, 2002. See "List of Pending Cases" below.

CERTAIN DEVELOPMENTS AFFECTING THE INDEMNITOR

In July of 1998, trial began in a Florida action against B&W (individually and as successor by merger to ATCO) and other U.S. tobacco manufacturer defendants brought on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine (Engle v. R. J. Reynolds Tobacco Company, et al.). The jury in Phase I of the trial found for the plaintiffs and against certain tobacco manufacturers (including B&W individually and as successor by merger to ATCO). In Phase II of the trial, the same jury addressed the individual claims of the named class representatives. The trial court judge ruled that the jury in Phase II could award an aggregate classwide lump-sum amount of punitive damages. On April 17, 2000, the jury awarded an approximate aggregate amount of $12.7 million to three of the named class representatives, although it also found that the claims of one of the three class representatives may have been barred by the statute of limitations. On July 14, 2000, the jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against Brown and Williamson. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. Defendants' appeal is pending. The Company is not a party to the Engle litigation.

In September of 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In September 2000, the U.S. District Court for the District of Columbia ruled that the government could not use the Medical Care Recovery Act (MCRA) or Medicare Secondary Payor (MSP) insurance provisions as a basis to try to recover government expenses relating to tobacco smokers, and dismissed the counts of the lawsuit relating to these laws. The court ruled that the government could proceed with two counts under the federal RICO statute under which the government seeks disgorgement of all of defendants' profits from the sale of tobacco. In October 2000, the United States Government filed a motion for reconsideration seeking a partial reinstatement of the MCRA claim, and, in February 2001, filed an amended complaint repleading the MSP claim. By orders dated July 27, 2001, the Court denied the motion for reconsideration and dismissed with prejudice the MSP claim. A tentative trial date of September 15, 2004 has been set with respect to all remaining claims. The Company is not a party to this action.

RESOLUTION OF HEALTH CARE COST RECOVERY ACTIONS BY STATES, U.S. TERRITORIES AND THE DISTRICT OF COLUMBIA

On November 23, 1998, certain U.S. tobacco companies, including B&W, entered into the MSA with certain state attorneys general that would result in the dismissal of all remaining health care reimbursement lawsuits brought by the various States, U.S. territories, and the District of Columbia. The Company is not a party to the MSA and is not bound by any of the payment obligations or other restrictions of the MSA.

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

The MSA provides for the release of claims against participating manufacturers, as well as their predecessors, successors, and past, present and future affiliates. "Affiliate" is defined to include past or present persons or entities who own or control, are owned by or controlled by, or are under common ownership of a 10% or more equity interest. The Company understands that it is a released party under the terms of the MSA.

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

Prior to the MSA, health care cost recovery actions filed by the states of Minnesota, Texas, Florida and Mississippi were settled separately on terms which included monetary payments of several billion dollars. The Company was not a party to the Minnesota or Texas action and was voluntarily dismissed from the Florida and Mississippi actions. The Company is not a party to any of the settlements nor is it required to pay any money under these settlements.

LIST OF PENDING CASES

For a list of pending cases, see Exhibit 99.1 to this Form 10-K and, for a discussion of other pending litigation, see Note #21 "Pending Litigation" in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K.

LIST OF TERMINATED CASES

For a list of terminated cases, see Exhibit 99.1 to this Form 10-K.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 4A. Executive Officers of the Company.

The name, present positions and offices with the Company, principal occupations during the past five years and age of each of the Company's present executive officers are as follows:

---------------------------------------------------------------------------------------------
                                  Present positions and offices with the Company
Name                           and principal occupations during the past five years       Age
---------------------------------------------------------------------------------------------
Norman H. Wesley            Chairman of the Board and Chief Executive Officer of the       53
                            Company since December 1999; President and Chief Operating
                            Officer during 1999; Chairman of the Board and Chief
                            Executive Officer of Fortune Brands Home & Office, Inc.
                            prior thereto.

Mark Hausberg               Senior Vice President-Finance and Treasurer of the Company     53
                            since January 2000; Vice President and Treasurer prior
                            thereto.

Craig P. Omtvedt            Senior Vice President and Chief Financial Officer of the       53
                            Company since January 2000; Senior Vice President and Chief
                            Accounting Officer prior thereto.

Mark A. Roche               Senior Vice President, General Counsel and Secretary of the    48
                            Company since January 2000; Senior Vice President and
                            General Counsel during 1999; Vice President and General
                            Counsel prior thereto.

Nadine A. Heidrich          Vice President and Corporate Controller of the Company since   48
                            September 2001; Chief Financial Officer of Specialty
                            Elastomers Group, Inc. from 2000 to 2001;
                            Vice President-Finance for John Crane, Inc. prior thereto.

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

                                    PART II

ITEM 5. Market for the Company's Common Equity and Related Stockholder Matters.

QUARTERLY COMMON STOCK CASH DIVIDEND PAYMENTS

------------------------------------------------------------------------------------------
                                                                        2002            2001
--------------------------------------------------------------------------------------------
PAYMENT DATE                                                       PER SHARE       PER SHARE
--------------------------------------------------------------------------------------------
March                                                             $     .25       $     .24
June                                                                    .25             .24
September                                                               .25             .24
December                                                                .27             .25
--------------------------------------------------------------------------------------------
                                                                  $    1.02       $     .97
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

QUARTERLY COMPOSITE COMMON STOCK PRICES

--------------------------------------------------------------------------------------------------------------
                                                                2002                          2001
--------------------------------------------------------------------------------------------------------------
                                                            HIGH            LOW           HIGH            LOW
--------------------------------------------------------------------------------------------------------------
First                                                   $   50.34      $   36.85      $   35.19      $   28.38
Second                                                  $   57.86      $   48.02      $   38.40      $   30.71
Third                                                   $   56.04      $   45.01      $   39.00      $   30.25
Fourth                                                  $   53.40      $   43.61      $   40.54      $   33.00
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 17, 2003, there were 29,006 record holders of the Company's common stock, par value $3.125 per share.

ITEM 6. Selected Financial Data.


SIX-YEAR CONSOLIDATED SELECTED FINANCIAL DATA           Fortune Brands, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)        2002(b)    2001(b)       2000       1999       1998       1997
-------------------------------------------------------------------------------------------------------------
OPERATING DATA(a)
Net sales(c)                                  $5,677.7   $5,559.6   $5,635.4   $5,500.6   $5,280.1   $4,844.5
Gross profit(c)                                2,292.0    2,070.9    2,193.7    2,225.7    2,168.5    1,885.4
Depreciation and amortization                    178.7      218.7      236.7      230.5      251.1      242.7
Operating income (loss)                          786.6      531.3      177.8     (641.1)     619.6      270.5
Interest and related expenses                     74.1       96.8      133.8      106.8      102.7      116.7
Income taxes                                     214.2       94.4      176.6      169.9      218.3       98.2
Income (loss) from continuing operations         525.6      386.0     (137.7)    (890.6)     293.6       41.5
Income from discontinued operations                 --         --         --         --         --       65.1
Extraordinary items                                 --         --         --         --      (30.5)      (8.1)
Net income (loss)                                525.6      386.0     (137.7)    (890.6)     263.1       98.5
Earnings per common share
    Basic
        Continuing operations                 $   3.51   $   2.55   $  (0.88)  $  (5.35)  $   1.70   $    .24
        Discontinued operations                     --         --         --         --         --        .38
        Extraordinary items                         --         --         --         --       (.18)      (.05)
-------------------------------------------------------------------------------------------------------------
            Net income (loss)                 $   3.51   $   2.55   $  (0.88)  $  (5.35)  $   1.52   $    .57
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
    Diluted
        Continuing operations                 $   3.41   $   2.49   $  (0.88)  $  (5.35)  $   1.67   $    .23
        Discontinued operations                     --         --         --         --         --        .38
        Extraordinary items                         --         --         --         --       (.18)      (.05)
-------------------------------------------------------------------------------------------------------------
            Net income (loss)                 $   3.41   $   2.49   $  (0.88)  $  (5.35)  $   1.49   $    .56
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA(a),(d)
Dividends paid                                $  152.7   $  147.2   $  146.9   $  148.7   $  146.5   $  242.3
Dividends paid per share                      $   1.02   $    .97   $    .93   $    .89   $    .85   $   1.41
Average number of basic shares outstanding       149.4      151.7      157.6      166.6      172.2      171.6
Book value per share                          $  15.68   $  14.15   $  13.85   $  16.71   $  23.92   $  23.31
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA(a)
Inventories                                   $  835.8   $  856.6   $1,079.2   $1,061.4   $1,087.6   $  955.2
Current assets                                 1,903.1    1,969.6    2,264.5    2,312.8    2,265.3    2,095.6
Working capital                                  388.4      741.6      224.6      309.9      420.7      327.1
Property, plant and equipment, net             1,189.6    1,158.4    1,205.1    1,176.5    1,119.9      980.9
Intangibles, net                               2,332.7    1,789.6    1,989.4    2,592.1    3,761.3    3,674.1
Total assets                                   5,822.2    5,270.5    5,764.1    6,417.1    7,359.7    6,942.5
Short-term debt                                  294.2       39.2      806.0      640.0      504.7      404.6
Long-term debt                                   841.7      950.3    1,151.8    1,204.8      981.7      739.1
Minority interest in consolidated
  subsidiaries                                   398.9      390.8       14.4       14.9       15.2        9.5
Stockholders' equity                           2,313.2    2,102.7    2,135.9    2,738.2    4,097.5    4,017.1
Capital expenditures                             194.3      207.3      227.2      240.5      251.9      196.9
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

(a) See pages 18 through 38 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) See Note 4 in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K, regarding acquisitions, dispositions and joint ventures.

(c) Net sales and gross profit have been restated for 2001 and 2000 to conform to the 2002 presentation due to the reclassification of certain expenses in accordance with Emerging Issues Task Force Issue No. 01-09. Amounts prior to 2000 have not been restated.

(d) On January 31, 2003, there were 27,922 common stockholders of record, not necessarily reflecting beneficial ownership.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                               Net Sales
------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                         2002          2001          2000
------------------------------------------------------------------------------------------------------
Home products                                                     $2,532.2      $2,068.8      $2,088.1
Spirits and wine                                                   1,032.5       1,368.0       1,227.3
Golf products                                                      1,007.6         946.5         965.2
Office products                                                    1,105.4       1,176.3       1,354.8
------------------------------------------------------------------------------------------------------
Net Sales                                                         $5,677.7      $5,559.6      $5,635.4
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

                                                                              Net Income
------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31,
------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                         2002          2001          2000
------------------------------------------------------------------------------------------------------
Operating Company Contribution(1):
  Home products                                                   $  416.6      $  316.7      $  339.6
  Spirits and wine                                                   285.1         306.0         309.1
  Golf products                                                      132.6         131.3         145.2
  Office products                                                     69.6          50.1          79.5
Less:
  Other Operating Expenses(2)                                        117.3         272.8         695.6
------------------------------------------------------------------------------------------------------
Operating Income                                                  $  786.6      $  531.3      $  177.8
Less:
  Interest and related expenses                                       74.1          96.8         133.8
  Other income, net                                                  (43.7)        (57.4)           --
  Income taxes                                                       214.2          94.4         176.6
  Minority interests                                                  16.4          11.5           5.1
------------------------------------------------------------------------------------------------------
Net Income                                                        $  525.6      $  386.0      $ (137.7)
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

(1) Operating company contribution (OCC) is net sales less all costs and expenses other than restructuring and restructuring-related charges, write-downs of identifiable intangibles and goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expense, net, income taxes and minority interests. OCC, which is not a measure under generally accepted accounting principles, is one of the key measures by which we gauge the underlying operating performance of our business segments. We use this and other measures to allocate capital resources, evaluate acquisitions and dispositions and evaluate and identify cost-reduction initiatives. OCC should not be considered as a substitute for any measure derived in accordance with generally accepted accounting principles. This measure may differ from similar measures presented by other companies depending upon which items other companies include.

(2) Other operating expenses represent the sum of corporate administrative expense, intangible amortization and restructuring and restructuring-related charges.

CONSOLIDATED

Fortune Brands, Inc. is a holding company with subsidiaries that manufacture or produce and sell leading consumer branded products in the following industries: home products, spirits and wine, golf equipment and office products. It earns cash and profits by building its consumer brands to grow sales, including the development of new products and effective marketing campaigns and improving its productivity and cost structure. It strives to enhance shareholder value by strategically positioning its businesses to achieve higher growth and higher returns, including through acquisitions, dispositions and joint ventures and through other shareholder value initiatives such as using its financial resources to repurchase shares and pay attractive dividends.

The Company's net income increased 36% in 2002 due primarily to the benefit of the acquisition of the Omega Group cabinet company and strong operating performance. Management considers 2002 to have been a very successful year for Fortune Brands, especially given uneven economic conditions in its primary markets. Management believes the Company is well positioned in 2003 to meet its long-term goals of increased returns and double-digit EPS growth, excluding any special charges or gains. In 2003, the Company may confront continued economic uncertainty and may be adversely impacted by increased expenses for pension, post-retirement benefit plans and insurance. The Company's operating units will also face both challenges and opportunities unique to their industries, as discussed in this report.

2002 Compared to 2001

NET SALES

Net sales increased $118.1 million, or 2%, to $5.7 billion. Sales benefited from the acquisition of Omega Holdings, Inc., a U.S.-based manufacturer of custom and semi-custom cabinetry, increased volumes with the introduction of new products and line extensions, principally in the golf products business, and favorable foreign exchange of $20 million. These benefits were partly offset by lower volumes in certain existing product lines in the golf and office products businesses, the sale of the U.K.-based Scotch whisky business in October 2001, the absence of ABSOLUT revenues recorded on an interim basis in 2001 and five fewer selling days in 2002 for the cabinets business due to the use of the 53-week and 52-week business calendar in consecutive years.

The percentage increase in net sales would have been higher if the net impact of revenues for the U.K.-based Scotch whisky business and the sales of ABSOLUT vodka recorded on an interim basis in 2001, as well as the benefit of the Omega acquisition in 2002, were excluded.

COST OF PRODUCTS SOLD

Cost of products sold decreased $53.7 million, or 2%, due to positive operating leverage and cost reductions.

EXCISE TAXES ON SPIRITS AND WINE

Excise taxes on spirits and wine decreased $49.3 million, or 14%. The decrease was principally due to the absence of the ABSOLUT revenues recorded on an interim basis in 2001 and the absence of the U.K.-based Scotch whisky business in 2002. The Company's spirits and wine business incurs federal excise taxes in the U.S., and in addition to the U.S., had incurred excise taxes in the United Kingdom for the first nine months of 2001 prior to the sale of the U.K.-based Scotch whisky business.

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising, selling, general and administrative expenses increased
$85.2 million, or 6%, on higher advertising and marketing expenditures and pension expense, partially offset by cost savings achieved from the Future Brands LLC joint venture established in June 2001 and our restructuring actions and other cost containment initiatives across all of our operations, particularly in our office products business.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles decreased $46.6 million, or 74%, due to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) as of January 1, 2002.

WRITE-DOWN OF IDENTIFIABLE INTANGIBLES AND GOODWILL

In 2002, we did not record a write-down of either identifiable intangibles or goodwill. In 2001, we did record a non-cash write-down identifiable intangibles of $73.3 million, $67.1 million after-tax (44 cents basic and 43 cents diluted per share). The write-down recognized the diminished fair values of select identifiable intangibles resulting from the structuring of office products and the consolidation of non-core tradenames in home products. The write-down by business segment were: office products -- $64.4 million; and home products -- $8.9 million.

RESTRUCTURING CHARGES

For the year ended December 31, 2002, we recorded pre-tax restructuring charges of $45.9 million ($29.8 million after tax). The charges principally related to planned workforce reduction costs, asset write-offs and costs associated with the consolidation of manufacturing facilities, principally in the office products business, and the sale of certain non-strategic product lines in the home products and spirits and wine businesses.

For the year ended December 31, 2001, we recorded pre-tax restructuring charges of $45.4 million ($29.8 million after tax). These charges principally related to product line discontinuances, expenses associated with the exploration of strategic options and planned workforce reduction initiatives across the operations of the office products business, lease cancellation costs in the specialty plumbing parts business and capacity reductions in select technology platforms in the golf products business.

INTEREST AND RELATED EXPENSES

Interest and related expenses decreased $22.7 million, or 23%. This decrease primarily reflected lower average borrowings as we repaid short-term debt using proceeds received from V&S and from the sale of the U.K.-based Scotch whisky business and increased operating cash flow as well as lower interest rates, partially offset by commercial paper borrowings used to finance the Omega cabinets acquisition.

OTHER INCOME, NET

Other income, net decreased $13.7 million to $43.7 million for the year ended December 31, 2002 due principally to (1) the absence of the $16.6 million gain on the sale of the U.K.-based Scotch whisky business and (2) lower interest income on a tax receivable in 2002 as compared to 2001.

The significant components of other income, net for the years ended December 31, 2002 and 2001 are as follows:

----------------------------------------------------------------------------------
(IN MILLIONS)                                                      2002       2001
----------------------------------------------------------------------------------
Reconciliation of 2002 and 2001 other income, net
  Amortization of deferred income                                 $27.0      $15.8
  Interest income on tax receivable                                14.9       28.5
  Gain on sale of U.K.-based Scotch whisky business                  --       16.6
  Other miscellaneous items                                         1.8       (3.5)
----------------------------------------------------------------------------------
  Total                                                           $43.7      $57.4
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

INCOME TAXES

Income taxes increased $119.8 million, or 127%. The reported effective income tax rate for the years ended December 31, 2002 and 2001 were 28.3% and 19.2%, respectively. The increase was principally due to the higher operating income and lower interest and related expenses partially offset by the tax credit of $61.7 million recorded in June 2002. The effective income tax rate comparison was impacted by the recognition, during the second quarter of 2002, of a $61.7 million tax credit resulting from new IRS regulations that reinterpret the capital loss disallowance rules. The new regulations now enable us to utilize a capital loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The other factors affecting the effective income tax rate comparison include: interest on the $61.7 million tax credit of $14.9 million ($9.6 million after tax); the reversal of a $31.0 million tax reserve for the years 1990 through 1992 in the second quarter of 2001; and the $72.9 million net tax benefit recognized as a result of the recapitalization of the office products business in the fourth quarter of 2001. Excluding these tax-related items, the effective income tax rates for the years ended December 31, 2002 and 2001 were 36.5% and 37.9%, respectively. This lower effective tax rate principally reflects lower goodwill amortization related to the adoption of SFAS 142.

MINORITY INTERESTS

Minority interests increased $4.9 million, or 43%, principally on the recognition of five additional months of preferred dividends payable to V&S, on their 10% interest in JBBW, in 2002 as compared to 2001.

NET INCOME

Net income of $525.6 million, or $3.51 basic and $3.41 diluted per share, for the year ended December 31, 2002 compared with net income of $386.0 million, or $2.55 basic and $2.49 diluted per share, for the year ended December 31, 2001. The increase in net income of $139.6 million was principally due to the higher sales, the lower cost of sales, lower intangible amortization and interest and related expenses, partly offset by higher income taxes, increased advertising and marketing expenditures and higher pension expense.

Net income for the year ended December 31, 2002 includes the following net gains and charges: the recognition of a $61.7 million tax credit and related interest income of $14.9 million ($9.6 million after tax) and the $55.8 million
($36.2 million after tax) in restructuring and restructuring-related charges. In addition, net income for the year ended December 31, 2001, includes the following net gains and charges: the recognition of a $72.9 million net tax benefit and related interest income of $28.5 million ($17.3 million after tax); the reversal of a $31.0 million tax reserve that was no longer required; the $16.6 million ($21.8 million after tax) gain on the sale of the U.K-based Scotch whisky business; the $98.1 million ($63.3 million after tax) of restructuring and restructuring-related charges; and the $73.3 million ($67.1 million after tax) write-down of certain identifiable intangibles.

On a periodic basis, we evaluate the assumptions used in determining our pension liabilities and assets as well as pension expense based upon historical returns on plan assets and current economic conditions at the time the assumptions are set.

We initially reexamined in December 2001 the economic assumptions that underlie determination of our pension expense and year-end disclosure. This review led to a reduction in both our weighted-average discount rate from 7.2% to 7.0% and weighted-average expected rate of return from 9.6% to 8.3%. These revisions led to an increase in pension expense of approximately $15 million to $21.9 million in 2002. Once again, in late 2002, we reviewed our economic assumptions and lowered our weighted-average discount rate from 7.0% to 6.6% for 2003. Our weighted-average expected return on plan assets remained unchanged at 8.3%. Our management believes that these assumptions are appropriate. The 2002 revisions will result in an increase to our pension expense of approximately $10 to $15 million in 2003.

In addition, we expect in 2003 to provide cash contributions of approximately $30 million to fund existing pension liabilities for our qualified defined-benefit plans. Additional cash contributions in 2003 will be required as benefits are paid for our various supplemental defined-benefit plans. In 2002, our total defined-benefit plan cash contributions were $16.4 million.

We derived approximately 21% of our 2002 and 22% of our 2001 operating company contribution from international markets, principally the United Kingdom, Canada and Australia. Fluctuations in the exchange rates of foreign currencies may affect results in future periods. Fluctuations in average foreign exchange reduced 2002 operating company contribution by approximately 1%. We cannot accurately predict fluctuations in foreign exchange rates. A 10% change in average exchange rates for the foreign currencies from 2002 average rates would have resulted in a change in operating company contribution of approximately $19 million, or about 2%.

Pending Litigation

TOBACCO LITIGATION AND INDEMNIFICATION

On December 22, 1994, the Company sold ATCO subsidiary to B&W, a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has since merged into B&W (the Indemnitor), agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. The Indemnitor has complied with the terms of the indemnification agreement since 1994 and the Company is not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

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

OTHER LITIGATION

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, has been named as a defendant in approximately 110 cases claiming personal injury from asbestos. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen. None of these cases identify any Moen products or premises as the cause of the alleged injury to any of the plaintiffs identified. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes it has meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

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

Environmental Matters

Along with other responsible parties, our subsidiaries face claims relating to the protection of the environment. As of February 13, 2003, various of our subsidiaries had been designated as potentially responsible parties under "Superfund" or similar state laws in 58 instances. We have reached settlements in 40 of these instances. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2002 and 2001, we have accrued $50.6 million and $51.7 million, respectively, to cover these matters.

Related Party Transactions

FUTURE BRANDS, LLC

In 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden creating a joint venture, named Future Brands LLC, to distribute both companies' spirits and wine brands in the United States. As part of forming this joint venture, our spirits and wine business has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2002 and 2001, JBBCo. did not have any outstanding obligations as a result of this arrangement. JBBCo.'s transactions with Future Brands amounted to: sales of $515.6 million and $498.7 for the years ended
December 31, 2002 and 2001, respectively, accounts receivable of $68.8 million and $92.0 million as of December 31, 2002 and 2001, respectively, accounts payable of $15.6 million and $23.7 million as of December 31, 2002 and 2001, respectively, and an investment of

$11.7 million and $9.4 million as of December 31, 2002 and 2001, respectively. In addition, the Company had accrued liabilities with Future Brands amounting to $29.1 million and $4.5 million as of December 31, 2002 and 2001, respectively.

MAXXIUM INTERNATIONAL BV

In 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium International B.V. with Remy-Cointreau and Highland Distillers, which began operating in August 1999, to distribute and sell spirits in key markets outside the United States. As a result of forming this joint venture, JBBW has guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $66 million, of which $57 million was outstanding as of December 31, 2002. At December 31, 2001, the guarantees totaled $55 million, of which $48 million was outstanding. JBBW has also executed a Shareholder Loan Facility (Loan Facility) with Maxxium. There were no amounts outstanding under the Loan Facility as of either December 31, 2002 or December 31, 2001. The Loan Facility expires December 31, 2003. JBBCo.'s transactions with Maxxium included the following: sales of $179.1 million, $168.2 million and $160.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, accounts receivable of $34.6 million and $39.5 million as of December 31, 2002 and 2001, respectively, accounts payable of $12.3 million and $6.1 million as of December 31, 2002 and 2001, respectively, and an investment of $64.3 million and $63.0 million as of December 31, 2002 and 2001, respectively.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards
No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company will apply the provisions of SFAS 145 prospectively to all debt extinguishments beginning in 2003.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standard
No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS 146 prospectively to exit or disposal activities beginning in 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the accounting guidance of Statement of Financial Accounting Standards Nos. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is superceded. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.

The Company will apply the initial recognition and measurement provisions on a prospective basis to guarantees issued or modified in 2003. In addition, the Company has applied the disclosure requirements for its financial statements for the year ended December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company.

Critical Accounting Policies

Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" requires all registrants, including the Company, to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCES FOR DOUBTFUL ACCOUNTS

Trade receivables are stated less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers' potential insolvency or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns was $65.8 million and $61.0 million as of December 31, 2002 and December 31, 2001, respectively.

Alternatively, if we provided an allowance of 0.50% for net sales to customers for cash discounts and returns and allowances and 2% of our year-end customer receivables for doubtful accounts, our allowance for discounts, doubtful accounts and returns would have been approximately $40 million as of December 31, 2002 and 2001, respectively.

INVENTORIES

Inventories are priced at the lower of cost (principally first-in, first-out and average, with minor amounts at last-in, first-out) or market. In accordance with generally recognized trade practice, bulk whiskey inventories are classified as current assets, although the majority of such inventories, due to the duration of aging processes, ordinarily will not be sold within one year.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed. Estimated useful lives of the related assets are as follows:


Buildings and improvements to leaseholds               5 to 40 years
Machinery and equipment                                3 to 12 years


LONG-LIVED ASSETS

In accordance with our adoption, in January 2002, of Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted-average cost of capital, which represents the blended after-tax costs of debt and equity. The adoption of SFAS 144 did not have any impact on the Company.

INTANGIBLES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." We adopted the requirements under SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, risk adjusted where necessary. Estimated cash flows are then determined by disaggregating our business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangibles) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, we consider current and projected future levels of income as well as business trends, prospects and market and economic conditions. In accordance with this accounting policy, during the fourth quarter of 2000, we recorded a non-cash write-down of goodwill of $502.6 million, $487.3 million after-tax ($3.09 per share) for office products. This action resulted from the significant shortfall in office products earnings, the softening conditions in the office products industry and the ongoing repositioning process, which led to the implementation of additional restructuring plans.

In conjunction with our ongoing review of the carrying value of our identifiable intangibles as prescribed by Statement of Financial Accounting Standards Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in December 2001, the Company recorded a non-cash write-down of identifiable intangibles of $73.3 million, $67.1 million after tax (44 cents basic and 43 cents diluted per share). The write-down recognized the diminished fair values of select identifiable intangibles resulting from the restructuring of office products and the consolidation of non-core tradenames in home products. The write-downs by business segment were: office products -- $64.4 million and home products -- $8.9 million.

WARRANTY RESERVES

We offer our customers various warranty terms based upon the type of product that is sold. In addition, we do not offer extended warranty terms on any of the products we sell.

A reconciliation of beginning and ending balances of warranty reserves for the year ended December 31, 2002 is as follows:

---------------------------------------------------------------------------------------------
                                                                   Dollar Amount of Liability
(IN MILLIONS)                                                                  Debit/(Credit)
---------------------------------------------------------------------------------------------
Balance as of January 1, 2002                                                          $ (8.0)
Accruals for warranties issued during 2002                                              (60.9)
Acquisitions                                                                             (0.5)
Settlements made (in cash or in kind) during 2002                                        60.2
---------------------------------------------------------------------------------------------
Balance as of December 31, 2002                                                        $ (9.2)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

EMPLOYEE BENEFIT PLANS

We provide a range of benefits to our employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by United States generally accepted accounting principles, the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording its obligations under its plans are reasonable based on our experience and advice from our actuaries. We will continue to monitor these assumptions as market conditions warrant.

We expect pension expense of approximately $32 million to $37 million and post-retirement benefit expense of approximately $10 million to $15 million in 2003. A 25 basis point (i.e., 0.25%) change in our discount rate assumption would lead to an increase or decrease in our pension expense and post-retirement benefit expense of approximately $3 million and $1 million, respectively, for 2003.

REVENUE RECOGNITION

In accordance with Staff Accounting Bulletin No. 101, we recognize revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. We also provide for our estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in "net sales" in the consolidated income statement. Costs incurred for shipping and handling are classified in "advertising, selling, general and administrative expenses."

CUSTOMER PROGRAM COSTS

We generally recognize customer program costs in either "net sales to customers" or the category "advertising, selling and general and administrative expenses" at the time the program is initiated and/or the revenue is recognized. The costs generally recognized in "net sales to customers" include, but are not limited to, general customer program generated expenses, cooperative advertising programs, volume allowances, shared media and promotional allowances. The costs generally recognized in "advertising, selling and general and administrative expenses" include point of sale materials and store service fees.

STOCK-BASED COMPENSATION

We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock options. Accordingly, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure," requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. For the required disclosure, SFAS 148 allows the use of a fair-value method to measure compensation expense. Accordingly, we have adopted the use of the Black-Scholes option-pricing model to determine our compensation expense for disclosure purposes. The model requires the use of the following assumptions: an expected dividend yield;

expected volatility; risk-free interest rate; and expected term. The weighted-average fair value of options granted during the year ended
December 31, 2002, 2001 and 2000 were $11.63, $8.91 and $6.15, respectively, per option. Based upon the range provided for the assumptions utilized, any alternative fair-values per option would not have materially differed from the fair values listed above.

Derivative Financial Instruments

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and its related amendment Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The impact of the adoption of SFAS 133 and SFAS 138 on January 1, 2001 was not material. Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During each of the years ended December 31, 2002 and 2001, $0.6 million in deferred gain amounts were reclassified to cost of sales. The Company estimates that $1.1 million of derivative loss included in OCI as of December 31, 2002 will be reclassified to earnings within the next twelve months.

FOREIGN CURRENCY RISK

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Pound sterling, the Euro, the Canadian dollar and the Australian dollar.

INTEREST RATE RISK

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. We record the payments or receipts on the agreements as adjustments to interest expense. As of December 31, 2002 and 2001, we did not have any outstanding interest rate swap agreements.

Cost Initiatives

We continuously evaluate the productivity of our product lines and existing asset base and actively seek to identify opportunities to improve our cost structure. Future opportunities may involve, among other things, the reorganization of operations or the relocation of manufacturing or assembly to locations generally having lower costs. Implementing any significant cost reduction and efficiency opportunities could result in charges.

2001 Compared to 2000

NET SALES

Net sales decreased $75.8 million, or 1%. The decrease was principally caused by volume declines in certain existing product lines, primarily in the office, home and golf segments, the sale of the U.K.-based private-label Scotch business in October 2001 as well as unfavorable foreign exchange ($72 million). These factors were partly offset by the introduction of new products and line extensions and higher average selling prices. Additionally, as a result of the establishment of V&S' new U.S. subsidiary as the exclusive importer of V&S' products, revenues under the interim distribution agreement were no longer recorded by our spirits and wine business as of January 1, 2002.

The percentage decrease in net sales would have been greater if the net impact of the revenues recorded under the interim distribution agreement with V&S in 2001 and revenues for the U.K. private-label Scotch business in either 2001 or 2000 were excluded.

COST OF PRODUCTS SOLD

Cost of products sold increased $39.3 million, or 1%, due to substantial adverse operating leverage in our office products business.

EXCISE TAXES ON SPIRITS AND WINE

Excise taxes on spirits and wine increased $7.7 million, or 2%. This increase was due principally to an increase in bourbon volumes in the United States and the impact of revenues recorded under the interim distribution agreement with V&S, and were partly offset by the absence of U.K. excise taxes for the final three months of 2001 following the sale of the U.K.-based Scotch whisky business in October 2001.

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising, selling, general and administrative expenses decreased
$55.8 million, or 4%, on cost savings achieved from the Future Brands joint venture established in June 2001 and our restructuring actions and other cost containment initiatives across all of our operations, particularly in our office products business.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles decreased $16.9 million, or 21% due to the write-down in December 2000 of goodwill in our office products business.

WRITE-DOWN OF IDENTIFIABLE INTANGIBLES AND GOODWILL

In 2001, we did record a non-cash write-down of identifiable intangibles of $73.3 million, $67.1 million after-tax (44 cents basic and 43 cents diluted per share). The write-down recognized the diminished fair values of select identifiable intangibles resulting from the restructuring of office products and the consolidation of non-core tradenames in home products. The write-downs by business segment were: office products -- $64.4 million; and home products -- $8.9 million. In 2000, we recorded a non-cash write-down of goodwill of $502.6 million, $487.3 million after-tax ($3.09 per share) for office products. This action resulted from the significant shortfall in office products earnings, the softening conditions in the office products industry and the ongoing repositioning process, which led to the implementation of additional restructuring plans.

RESTRUCTURING CHARGES

For the year ended December 31, 2001, we recorded pre-tax restructuring charges of $45.4 million ($29.8 million after tax). These charges principally related to product line discontinuances, expenses associated with the exploration of strategic options and planned workforce reduction initiatives across the operations of the office products business, lease cancellation costs in the specialty plumbing parts business and capacity reductions in select technology platforms in the golf products business.

For the year ended December 31, 2000, we recorded pre-tax restructuring charges of $19.7 million ($12.5 million after tax). These charges principally related to planned employee termination costs, asset write-offs and lease cancellation costs.

INTEREST AND RELATED EXPENSES

Interest and related expenses decreased $37.0 million, or 28%. This decline primarily reflected lower interest rates in 2001 and the repayment of debt using proceeds received from V&S and from the sale of the U.K. private-label Scotch business.

OTHER INCOME, NET

Other income, net increased from zero to $57.4 million for the year ended December 31, 2001 due principally to (1) the amortization of deferred income recognized as a result of the contribution of assets to the Future Brands LLC joint venture (2) the interest income on a tax receivable and (3) the gain on the sale of the U.K.-based Scotch whisky business.

The significant components of other income, net for the years ended December 31, 2001 and 2000 were as follows:

----------------------------------------------------------------------------------
(IN MILLIONS)                                                      2001       2000
----------------------------------------------------------------------------------
Reconciliation of 2001 and 2000 other income, net
  Amortization of deferred income                                 $15.8      $  --
  Interest income on tax receivable                                28.5         --
  Gain on sale of U.K.-based Scotch whisky business                16.6         --
  Other miscellaneous items                                        (3.5)        --
----------------------------------------------------------------------------------
  Total                                                           $57.4      $  --
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

INCOME TAXES

Income taxes decreased $82.2 million, or 47%. The decrease was due principally to the $72.9 million net tax benefit recognized as a result of the recapitalization of the office products business and a $31.0 million tax reserve reversal. The effective income tax rate comparison was distorted primarily by the absence of tax benefits on the write-down of goodwill, and the recognition of a net tax benefit and prior year tax reserve reversal. Excluding these items, the effective income tax rates were 37.9% for 2001 and 40.4% for 2000.

MINORITY INTERESTS

Minority interests increased $6.4 million to $11.5 million on the sale in June 2001 of a 10% minority interest in our spirits and wine business to V&S and the recognition of preferred dividends payable to V&S in 2001.

NET INCOME

Net income in 2001 of $386.0 million, or $2.55 basic and $2.49 diluted per share, compared with a net loss of 137.7 million, or 88 cents per share, for 2000. The higher net income was attributable to the absence of a write-down of goodwill in 2001 and lower income taxes.

Net income for the year ended December 31, 2001 includes the following net gains and charges: the recognition of a $72.9 million net tax benefit recognized as a result of the recapitalization of the office products business, a $31.0 million tax reserve reversal, the $28.5 million ($17.3 million after tax) interest income on the tax refund, the $16.6 million ($21.8 million after tax) gain on the sale of the U.K. private-label Scotch business, the $98.1 million
($63.3 million after tax) restructuring and restructuring-related charges and a $73.3 million ($67.1 million after tax) writedown of identifiable intangibles.

During the fourth quarter of 2001, we recorded a non-cash write-down of identifiable intangibles of $73.3 million, ($67.1 million after tax, or 44 cents per basic and 43 cents per diluted share). The write-down recognized the diminished fair values of select identifiable intangibles resulting from the restructuring of office products and the consolidation of tradenames in home products. The write-downs by business segment were: office products -- $64.4 million and home products -- $8.9 million.

We reported increases in deferred income and minority interest in consolidated subsidiaries as of December 31, 2001 as compared with December 31, 2000. The change in deferred income arose from the payment of $270 million from V&S to gain access to our spirits and wine business's U.S. distribution network and to acquire a 49% interest in Future Brands. This amount will be amortized to other (income) expenses, net on a straight-line basis over the next ten years as JBBCo. has, in the event of a default of Future Brands, continuing operating obligations including, but not limited to, making payments to suppliers, employees and other parties with which the joint venture has contracts. The change in minority interest resulted from the payment in June 2001 of $375 million from V&S to acquire a 10% equity interest in our spirits and wine business in the form of convertible preferred stock.

In December 2001, we recapitalized our office products business through the sale of a minority interest of less than 1% of our common shares in the business to a passive investor. The transaction allowed us to access a capital tax loss that offset other gains, resulting in a net tax benefit of $72.9 million, or 48 cents per basic and 47 cents per diluted share. An additional sale of our common shares in this business was completed in January 2002. Coupled with common shares sold in December, we recognized a minority interest of less than 2% in the business. Additionally, the transaction resulted in a substantial capital tax loss, which carries forward and will be realized in the event that the Company has qualified taxable capital gains.

On October 16, 2001, the Company announced that its spirits and wine business sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes). The Company also recorded an after-tax gain of $21.8 million, or 15 cents per basic and 14 cents per diluted share.

HOME PRODUCTS

2002 Compared to 2001

Net sales improved $463.4 million, or 22%, to $2.5 billion as a result of the acquisition of Omega Holdings, Inc. and strong underlying sales growth reflecting share gains and a robust building and remodeling market. Underlying sales growth also benefited from new product introductions and line extensions and higher volumes in certain existing product lines, primarily cabinets and Moen faucets. Partially offsetting these benefits were increased rebates and five fewer selling days in 2002 for the cabinets business, due to the use of the 53-week and 52-week business calendar in consecutive years, as well as unfavorable foreign exchange of $2 million.

Operating company contribution increased $99.9 million, or 32%, to $416.6 million. The higher operating company contribution resulted from the acquisition of Omega Holdings, Inc., higher underlying sales across all of our home businesses, positive operating leverage, and ongoing cost and productivity gains.

In April 2002, the home products business acquired Omega, a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadens our cabinet product line and is providing additional selling opportunities across customers, while producing purchasing and manufacturing efficiencies. The cost of this acquisition was $538 million. As a result of the acquisition of Omega, the home products business recorded goodwill and other identifiable intangibles of $349.9 million and $212.0 million, respectively. The $212.0 million of other identifiable intangibles consists of $138.5 million of indefinite-lived tradenames and $73.5 million of customer-relationship intangibles which are amortized over a weighted-average useful life of approximately 15 years.

Management expects that our home products business will benefit from its strength in the home improvement market and expected long-term growth in the net number of U.S. households and in new home and apartment construction.

The continued consolidation of the customer base in the home products industry and increased price competition will continue to present challenges to us and our competitors. Customer consolidation will also present opportunities for the most innovative and efficient manufacturers.

Our home products business may be impacted by the continued uncertain U.S. economic outlook and its potential impact on the U.S. housing and remodeling markets.

2001 Compared to 2000

Net sales decreased $19.3 million, or 1%, on lower volumes in certain existing product lines, particularly tool storage, higher rebates as well as unfavorable foreign exchange rates ($6 million). These factors were largely offset by the introduction of new products and line extensions and higher average selling prices. Our results were tempered by the events of September 11 and the weak economy, including wholesale inventory reductions in the faucet segment.

Operating company contribution decreased $22.9 million, or 7%. The decrease in operating company contribution resulted from adverse operating leverage, specifically associated with the specialty plumbing parts unit, which was exiting a significant portion of its low-margin retail business, higher operating expenses and unfavorable product mix. This decrease was partly offset by higher average selling prices and savings from outsourcing initiatives.

SPIRITS AND WINE

2002 Compared to 2001

Net sales decreased $335.5 million, or 25%, to $1.0 billion principally due to the divestiture of the U.K.-based Scotch whisky business in October 2001, and sales of ABSOLUT vodka no longer recorded on an interim basis in 2002. These factors were partially offset by higher average selling prices for Jim Beam bourbon and

DeKuyper products, increased sales of Beam ready-to-drink products in Australia and of premium and superpremium products in the U.S., and favorable foreign exchange of $9 million. Net sales would have increased if the net impact of sales of ABSOLUT recorded on an interim basis and revenues for the U.K.-based Scotch whisky business in 2001 were excluded. With the establishment of the U.S. subsidiary of V&S as the exclusive importer of V&S' products, revenues and expenses under the interim arrangement were no longer recorded by our spirits and wine business beginning February 1, 2002.

Operating company contribution decreased $20.9 million, or 7%, to $285.1 million, as a result of the absence of the U.K.-based Scotch whisky business in 2002. In addition, other factors impacting this decrease were increased brand advertising and support costs, specifically for our premium and superpremium brands in the U.S. and After Shock liqueur in the U.K., lower sales of bulk wine, lower cooperage income from the sale of used oak barrels, and lower sales of After Shock in the U.K. These factors were partly offset by lower distribution costs in the United States as a result of the Future Brands joint venture established in June 2001 and the higher comparable sales as well as favorable foreign exchange ($6 million).

On May 31, 2001, the Company's spirits and wine business completed transactions with V&S creating a joint venture named Future Brands to distribute over an initial ten-year period both companies' spirits and wine brands in the United States. The Company's spirits and wine business has accounted for this joint venture using the equity method of accounting. Pursuant to EITF 96-16, Future Brands is not consolidated into our spirits and wine business as V&S has substantive participating rights which preclude consolidation. V&S paid
$270 million to gain access to our spirits and wine business's
U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S are convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a 3-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock at fair value in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, JBBCo., or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBBCo., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, the Company began amortizing these amounts to other income and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the non-cancelable 10-year term of the management agreement for Future Brands.

In addition to the investment in Future Brands, V&S invested 107 million Euros (approximately $90 million) to acquire a 25% interest in Maxxium. As a result of this investment by V&S, our spirits and wine business received an $8.2 million dividend from Maxxium, which reduced its investment in the joint venture.

Management expects that our spirits and wine business will benefit from growth in the premium and super-premium spirits market, and has focused its product development and marketing activities on those segments. Negative factors that may affect results include the possibility of excise tax increases or increased regulation. In addition, results could be impacted by the continued trend towards consolidation of the supplier, distributor and retailer tiers in the highly competitive spirits and wine business. Continued consolidation may present pricing and service challenges for our spirits and wine business and its competitors. It may also present opportunities, particularly for the most efficient and innovative competitors.

2001 Compared to 2000

Net sales increased $140.7 million, or 11%, principally as a result of ABSOLUT vodka revenues recorded by the spirits and wine business on an interim basis pending establishment of V&S' U.S. subsidiary, as well as volume increases in certain existing product lines and an increase in average selling prices in our Jim Beam bourbon and

DeKuyper product lines. The volume increases included gains in our Jim Beam pre-mix product in Australia, cordials in the United Kingdom and premium and super-premium product lines in the United States. These benefits were partially offset by lower average foreign exchange rates during the year ($21 million). The percentage increase in net sales would have been lower if the revenues recorded under the interim distribution agreement with V&S and the U.K. private-label Scotch business for the fourth quarter of 2000 were excluded.

Operating company contribution decreased $3.1 million, or 1%, due to the sale of the U.K. private-label Scotch business in October 2001, and unfavorable foreign exchange rates ($8 million). This decrease was partly offset by the higher average selling prices and volume increases in certain existing product lines (as noted above) and lower selling costs as a result of the Future Brands joint venture, as discussed above. Reported operating company contribution would have increased had we excluded the impact of the U.K. private-label Scotch business in the fourth quarter of 2000 and foreign exchange.

GOLF PRODUCTS

2002 Compared to 2001

Net sales increased $61.1 million, or 6%, to $1.0 billion due to successful new products and line extensions, particularly in golf clubs, partly offset by lower volumes in certain existing product lines and favorable foreign exchange of $0.6 million.

Operating company contribution increased $1.3 million, or 1%, to $132.6 million on the higher sales, partly offset by increased marketing spending to support new product initiatives and a more challenging pricing environment.

Management believes our golf products business will benefit by the increasing attraction of golf to maturing baby boomers and long-term low single-digit growth in U.S. rounds of play.

Competitors with significant brand awareness have introduced golf balls into their product offerings in the past four years and the golf ball industry has experienced increased price competition, partially as a result of such introductions. Largely as a result of the introduction of the new Titleist Pro V1, Titleist NXT and Pinnacle golf balls, our golf ball business has recovered U.S. market share initially lost to new competitors during 2000. The ability of the Company's golf business to maintain and increase revenues will depend upon continued strong innovation and marketing, including the promotion of its products by professional golfers.

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

2001 Compared to 2000

Net sales decreased $18.7 million, or 2%, principally due to unfavorable foreign exchange rates ($18 million). In addition, the business experienced lower volumes in certain existing golf club, golf shoe and golf glove product lines and price competition largely offset by an increase in golf ball volumes and the introduction of new products across all product lines. Sales were adversely affected by a 1% decline in rounds played, soft economic conditions and a decline in destination travel after the events of September 11.

Operating company contribution decreased $13.9 million, or 10% on the lower sales, the discontinuance of certain product lines and unfavorable foreign exchange ($3 million). These conditions were partially offset by reduced operating expenses.

OFFICE PRODUCTS

2002 Compared to 2001

Net sales decreased $70.9 million, or 6%, to $1.1 billion, primarily due to lower volumes in the United States and Europe. Approximately half of the sales decrease was due to the full year effect of discontinued product lines resulting from initiatives to refocus the business around its core product categories. The balance of the sales decrease was caused primarily by weakness in the U.S. and European economies, a sales decrease in our paper-based time management business and price reductions related to a mix shift to private-label products. In addition, a decrease in the number of office workers negatively impacted the demand for the business's products. The introduction of new products, improved product mix, lower customer rebates and favorable foreign exchange of $12 million partly offset the decrease in net sales.

Operating company contribution improved $19.5 million, or 39%, to $69.6 million reflecting the substantial cost savings achieved by the business' restructuring actions and its focus on its most profitable product categories.

The office products industry is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and growth of private label products continue to increase pricing pressures, presenting challenges to our office products group and its competitors.

We decided, in April 2001 not to divest our office products business due to weakness in the overall economy that has particularly impacted the office products industry. We are currently repositioning and restructuring the business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity. As a result of this plan, during the twelve months ended December 31, 2002, we recorded total after-tax restructuring and restructuring-related charges of $26.4 million ($40.1 million pre tax) to complete the first phase of our repositioning program and initiate the final phase of our office products repositioning. Once completed, this restructuring action will have reduced the size of the business' manufacturing and distribution facilities by approximately one-third; and we also expect it will provide significant cost savings. These actions have already provided significant working capital improvements. We expect to record additional after-tax charges of $25 to 30 million ($40 to $50 million pre tax) to complete this final phase. The overall office products repositioning program will continue to be self-funding within the office products business.

2001 Compared to 2000

Sales decreased $178.5 million, or 13%, resulting principally from lower volumes in the United States across all product categories, including discontinuing certain unprofitable product lines, and lower average foreign exchange rates ($27 million). In addition, U.S. and European economic softness and demand weakness caused by corporate layoffs, coupled with ongoing inventory reductions by major customers have prolonged industry-wide volume challenges. These factors were partially offset by the introduction of new products, higher selling prices for select products, favorable product mix and reduced customer rebates due to the lower volumes.

Operating company contribution decreased $29.4 million, or 37%. The lower operating company contribution was primarily attributable to the lower sales, substantial adverse operating leverage as well as unfavorable foreign exchange rates ($2 million). In addition, unfavorable foreign exchange adversely impacted gross margins due to higher purchase costs. This decrease was partly offset by reduced operating expenses and savings achieved as a result of restructuring initiatives. These restructuring initiatives resulted in a one-third reduction in headcount since the beginning of 2000, including 1,200 positions in 2001.

QUARTERLY FINANCIAL DATA
UNAUDITED

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------
2002                                            1st              2nd              3rd              4th
------------------------------------------------------------------------------------------------------
Net sales                                  $1,270.5         $1,512.5         $1,463.1         $1,431.6
Gross profit                                  497.6            613.3            587.7            593.4
Operating income(1)                           149.0            216.4            197.7            223.5
Net income                                     84.0            196.9            113.2            131.5

Earnings per common share
    Basic(2)
        Net income                         $    .57         $   1.31         $    .75         $    .88
------------------------------------------------------------------------------------------------------
    Diluted(2)
        Net income                         $    .55         $   1.27         $    .73         $    .86
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
2001                                            1st              2nd              3rd              4th
------------------------------------------------------------------------------------------------------
Net sales(3)                               $1,271.4         $1,405.4         $1,442.7         $1,440.1
Gross profit(3)                               499.7            531.0            522.9            517.3
Operating income(1)                           134.8            149.9            172.6             74.0
Net income                                     61.5            102.9             92.8            128.8

Earnings per common share
    Basic(4)
        Net income                         $    .40         $    .67         $    .61         $    .87
------------------------------------------------------------------------------------------------------
    Diluted(4)
        Net income                         $    .39         $    .66         $    .60         $    .84
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

(1) Operating income is operating company contribution less all corporate administrative expense, intangible amortization, restructuring and restructuring-related charges and write-downs of identifiable intangibles and goodwill.

(2) In 2002, net income and basic and diluted earnings per common share reflected restructuring and restructuring-related charges of $3.2 million ($2.2 million after tax, or one cent per share) (See Note 15), in the first quarter; restructuring and restructuring-related charges of $19.5 million ($12.9 million after tax, or eight cents per share) (See Note
    15), a tax benefit of $61.7 million recognized as a result of new IRS regulations, issued in March 2002, that reinterpret the capital loss disallowance rules and enabled the Company to utilize a tax loss incurred in 1994 to offset capital gains in 1996 and 1997 (41 cents basic and 40 cents diluted per share) (See Note 13), and interest income on the tax benefit of $14.9 million ($9.6 million after tax, or six cents per share) (See Note 13), in the second quarter; restructuring and restructuring-related charges of $22.2 million ($14.3 million after tax, or ten cents basic and nine cents diluted per share) (See Note 15), in the third quarter; and restructuring and restructuring-related charges of $10.9 million ($6.8 million after tax, or five cents per share) (See Note
    15), in the fourth quarter.

(3) Net sales and gross profit have been restated to conform to the 2002 presentation due to the reclassification of certain expenses -- previously included in selling and general and administrative expenses -- in accordance with Emerging Issues Task Force Issue No. 01-09.

    For 2001, the restatement resulted in a reduction in net sales amounting to $29.6 million in the first quarter; $28.0 million in the second quarter; $29.6 million in the third quarter; and $31.9 million in the fourth quarter. (See Note 1.)

(4) In 2001, net income and basic and diluted earnings per common share reflected restructuring and restructuring-related charges of $42.3 million ($27.8 million after tax, or 18 cents per share) (See Note 15) and a $31.0 million tax reserve reversal, or 20 cents per share, in the second quarter (See Note 13); and restructuring and restructuring-related charges of $55.8 million ($35.5 million after tax, or 24 cents basic and 23 cents diluted per share) (See Note 15), a net tax benefit of $72.9 million recognized as a result of the recapitalization of the office products business (49 cents basic and 48 cents diluted per share) (See
    Note 3), a write-down of identifiable intangibles of $73.3 million ($67.1 million after tax or 45 cents basic and 44 cents diluted per share) (See
    Note 1), interest income on tax refund of $28.5 million on tax refund ($17.3 million after tax, or 12 cents basic and 11 cents diluted per share) (See Note 13) and the gain from the sale of the U.K. private-label Scotch business of $16.6 million ($21.8 million after tax, or 15 cents basic and 14 cents diluted per share) (See Note 4), in the fourth quarter.

FINANCIAL CONDITION

CASH FLOW DATA

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2002 was $787.0 million compared with $638.7 million in 2001. The principal reasons for the increase were the higher net income in 2002 and improvements in working capital management.

For the year ended December 31, 2002, free cash flow of $447.2 million represents cash provided by operating activities less capital expenditures, net, and dividends to stockholders. Free cash flow is expected to decrease to approximately $250 million to $300 million in 2003 due to the return to a more normalized cash flow and increased capital expenditures. For the year ended December 31, 2001, free cash flow was $286.7 million.

Net Cash (Used) Provided by Investing Activities

Net cash used by investing activities for the year ended December 31, 2002 was $600.8 million, as compared with net cash provided of $339.7 million for the year ended December 31, 2001.

CAPITAL EXPENDITURES

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Capital expenditures in 2002 were $194.3 million as compared with $207.3 million in 2001. This includes
$4.9 million in 2002 related to restructuring activities (principally land and buildings related to relocation of certain operations to Mexico). We currently estimate 2003 capital expenditures will be approximately $230 million. We expect to generate these funds internally.

ACQUISITIONS, DISPOSITIONS AND JOINT VENTURES

In the second quarter of 2002, our home products business acquired Omega Holdings, Inc. for cash of $433.0 million. In addition, in the third quarter of 2002, we received proceeds of $3.8 million on the sale of a non-strategic product line in our spirits and wine business, and, in the fourth quarter, we received net proceeds of $14.8 million for the sale of the specialty plumbing parts business in our home products segment.

In 2001, our spirits and wine business entered into the Future Brands joint venture and received proceeds totaling $270 million from V&S for the assets contributed; and received proceeds totaling $280 million from the sale of the U.K.-based Scotch whisky business. In addition, the spirits and wine business acquired long-term distribution rights for its super-premium tequila brands in 2001 for $6.5 million.

In 2000, our spirits and wine business invested $25.6 million in its Maxxium joint venture toward its total investment of $110 million.

Net Cash Used by Financing Activities

Net cash used by financing activities for the year ended December 31, 2002 was $219.1 million, as compared with $952.8 million in 2001. During the year ended December 31, 2002, we increased short-term debt borrowings, net
($122.5 million), which were partly offset by the redemption of Omega debt securities with a principal amount of $100 million, repurchased $271.1 million (5,729,400 shares repurchased) of our common stock and received proceeds from the exercise of stock options ($135.4 million), which increased because the volume of option exercises was higher in 2002 than the year before.

DIVIDENDS

We paid common dividends in 2002 of $1.02 per share. Dividends paid to common stockholders in 2002 increased to $152.7 million from $147.2 million in 2001 as the increase in our dividend offset the lower shares outstanding. With the December 2, 2002 dividend payment, we increased the common stock quarterly dividend by 8% to $.27 per share, or an indicated annual rate of $1.08 per share.

FINANCIAL POSITION

At December 31, 2002, total debt increased $146.4 million to $1.1 billion. Short-term debt increased $123.5 million and long-term decreased
$108.6 million, as we reclassified our $106.9 million 8 1/2% Notes, due in October 2003, to current liabilities. Our total debt-to-total capital ratio increased to 29.5% at December 31, 2002 from 28.4% at December 31, 2001. The increase was primarily a result of commercial paper borrowings used to finance the Omega cabinets acquisition.

At December 31, 2002, $1 billion of debt securities were available for public sale under our shelf registration with the Securities and Exchange Commission.

At December 31, 2002, we maintained two credit facilities, which we entered into in 2001 and 2002. Such agreements include a $750 million 5-Year Revolving Credit Agreement, which expires in 2006, and a $500 million 364-Day Revolving Credit Agreement, which expires in 2003 and includes the option to extend payment for one year at our discretion for an incremental fee of .25% of the outstanding amount. These facilities are available for general corporate purposes, including acquisitions and share repurchases, and to support our short-term borrowings in the commercial paper market.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Working capital decreased $353.2 million to $388.4 million at December 31, 2002. Increased short-term debt (reflecting the reclassification of our $106.9 million 8 1/2% Notes, due October 2003, to current liabilities and increased commercial paper borrowings used to finance the Omega acquisition) as well as decreased cash and inventories was the principal reasons for the reduction, partly offset by lower accounts payable. We believe that our 2002 working capital level was adequate to support continued growth.

FOREIGN EXCHANGE

Our subsidiaries have investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada. Therefore, changes in the value of the currencies of these countries affect our balance sheet and cash flow statements when translated into U.S. dollars.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2002 and 2001, we did not have any outstanding interest rate swap agreements.

Interest rates on our total indebtedness are primarily fixed.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $974.6 million and $951.7 million total long-term debt (including current portion) at December 31, 2002 and 2001 was approximately $1,094.3 million and $980.3 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

Minority interest in consolidated subsidiaries increased $8.1 million principally due to the completion, in January 2002, of the second of two transactions to sell shares in our wholly-owned office products business.

STOCKHOLDERS' EQUITY

Stockholders' equity at year-end 2002 increased $210.5 million principally due to our higher net income. We purchased, through open market purchases,
5.7 million and 7.5 million shares of common stock during 2002 and 2001, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2002.

---------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                       Payments Due by Period as of December 31, 2002
---------------------------------------------------------------------------------------------------------------
                                                      Less than
Contractual Obligations                   Total          1 year       1-3 years       4-5 years        After 5 years
--------------------------------------------------------------------------------------------------------------------
Short-term borrowings                  $  161.3      $   161.3       $      --       $      --        $          --
Long-term debt                            974.6          132.9           200.6             0.1                641.0
Capital lease obligations                   1.5            0.8             0.7              --                   --
Operating leases                          230.5           48.9           102.0            18.2                 61.4
Other long-term obligations                 0.2            0.2              --              --                   --
--------------------------------------------------------------------------------------------------------------------
  Total                                $1,368.1      $   344.1       $   303.3       $    18.3        $       702.4
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

In addition to the contractual obligations listed above, we also had other commercial commitments for which we are contingently liable as of December 31, 2002. These include the guarantee of certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $66.0 million, which expires in less than one year; a Shareholder Loan Facility executed by JBBW and Maxxium amounting to $15.7 million, for which no amounts were outstanding and which expires in less than one year; Standby Letters of Credit of $64.1 million of which $61.4 million were due in less than one year with the remaining
$2.7 million due in one to three years; and Surety Bonds of $19.2 million which were due in less than one year. In addition, V&S holds an option which may require us to repurchase JBBW preferred stock at fair value in whole or in part any time after May 31, 2004 or upon a change in control of JBBW, JBBCo., or certain other events. These contingent commitments are not expected to have a significant impact on our liquidity.

In addition to the obligations described above, JBBCo., a subsidiary of the Company, in the event of the default of Future Brands, is required to satisfy certain of Future Brands' financial obligations. These obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counterparties are major financial institutions.

Foreign Exchange Contracts

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps. The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would be immaterial.

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. We periodically enter into forward foreign exchange contracts to hedge a portion of our net investments in foreign operating companies.

As part of our risk management procedure, we use a value-at-risk (VAR) computation to estimate the potential economic loss that we could incur from adverse changes in foreign exchange rates. The VAR estimations are intended to measure the maximum amount of our loss from adverse market movements in foreign exchange rates, given a specified confidence level, over a given period of time. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques. The estimated fair value loss shown in the table below does not have a material impact on current results of operations or financial condition. Also, the use of the VAR model should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

The following table summarizes our estimated loss under the VAR model as of December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                 Estimated Amount of Loss      Period      Confidence Level
--------------------------------------------------------------------------------------------------------
2002 foreign exchange                                             $0.4       1 day                   95%
2001 foreign exchange                                             $0.3       1 day                   95%
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

The 95% confidence interval signifies our degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2002 and 2001, the fair value of all outstanding contracts and the contract amounts were essentially the same.

Commodities

We are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. While we do use futures contracts to manage the volatility of pricing for certain commodities, the exposures are not considered material to our financial statements.

ITEM 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENT OF INCOME           Fortune Brands, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------
                                                                      For years ended December 31
------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                               2002          2001          2000
------------------------------------------------------------------------------------------------------
Net sales to customers                                            $4,983.0      $4,892.7      $5,475.4
Net sales to related parties                                         694.7         666.9         160.0
------------------------------------------------------------------------------------------------------

NET SALES                                                          5,677.7       5,559.6       5,635.4
  Cost of products sold                                            3,074.6       3,128.3       3,089.0
  Excise taxes on spirits and wine                                   311.1         360.4         352.7
  Advertising, selling, general and administrative expenses        1,443.4       1,358.2       1,414.0
  Amortization of intangibles                                         16.1          62.7          79.6
  Write-down of identifiable intangibles and goodwill                   --          73.3         502.6
  Restructuring charges                                               45.9          45.4          19.7
------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                     786.6         531.3         177.8
  Interest and related expenses                                       74.1          96.8         133.8
  Other income, net                                                  (43.7)        (57.4)           --
------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                    756.2         491.9          44.0
  Income taxes                                                       214.2          94.4         176.6
  Minority interests                                                  16.4          11.5           5.1
------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                 $  525.6      $  386.0      $ (137.7)
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Basic
  Net income (loss)                                               $   3.51      $   2.55      $  (0.88)
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Diluted
  Net income (loss)                                               $   3.41      $   2.49      $  (0.88)
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

DIVIDENDS PAID PER COMMON SHARE                                   $   1.02      $    .97      $    .93
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                149.4         151.7         157.6
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Diluted                                                              154.0         155.3         157.6
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET                 Fortune Brands, Inc. and Subsidiaries

------------------------------------------------------------------------------------------
                                                                          December 31
------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                2002           2001
------------------------------------------------------------------------------------------
ASSETS
  Current assets
    Cash and cash equivalents                                     $    15.4      $    48.7
    Accounts receivable from customers less allowances for
      discounts, doubtful accounts and returns, 2002 $65.8;
      2001 $61.0                                                      741.7          729.1
    Accounts receivable from related parties                          103.4          131.5
    Inventories
      Bulk whiskey                                                    200.5          180.8
      Other raw materials, supplies and work in process               247.0          249.6
      Finished products                                               388.3          426.2
------------------------------------------------------------------------------------------
      Total inventories                                               835.8          856.6
    Other current assets                                              206.8          203.7
------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                       1,903.1        1,969.6
------------------------------------------------------------------------------------------
  Property, plant and equipment
    Land and improvements                                              95.3           99.8
    Buildings and improvements to leaseholds                          570.0          531.3
    Machinery and equipment                                         1,636.4        1,513.7
    Construction in progress                                           95.7          117.1
------------------------------------------------------------------------------------------
                                                                    2,397.4        2,261.9
    Less accumulated depreciation                                   1,207.8        1,103.5
------------------------------------------------------------------------------------------
    Property, plant and equipment, net                              1,189.6        1,158.4

  Goodwill resulting from business acquisitions, net of
    accumulated amortization, 2002 $443.0; 2001 $445.5              1,443.6        1,095.3
  Other intangible assets resulting from business
    acquisitions, net of accumulated amortization,
    2002 $274.4; 2001 $257.3                                          889.1          694.3
  Investments in related parties                                       76.0           72.4
  Other assets                                                        320.8          280.5
------------------------------------------------------------------------------------------

         TOTAL ASSETS                                             $ 5,822.2      $ 5,270.5
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET                 Fortune Brands, Inc. and Subsidiaries

------------------------------------------------------------------------------------------
                                                                           December 31
------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                2002           2001
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Notes payable to banks                                        $    37.8      $    37.8
    Commercial paper                                                  123.5             --
    Current portion of long-term debt                                 132.9            1.4
    Accounts payable to vendors                                       240.3          279.1
    Accounts payable and other current liabilities to
      related parties                                                  57.0           34.3
    Accrued taxes                                                     316.7          322.9
    Accrued customer programs                                         152.8          132.5
    Accrued salaries, wages and other compensation                    141.3          100.2
    Accrued expenses and other current liabilities                    312.4          319.8
------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                  1,514.7        1,228.0
------------------------------------------------------------------------------------------
  Long-term debt                                                      841.7          950.3
  Deferred income                                                     200.2          227.2
  Deferred income taxes                                                71.1             --
  Accrued retiree benefits                                            197.8           91.8
  Postretirement and other liabilities                                284.6          279.7
------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                          3,110.1        2,777.0
------------------------------------------------------------------------------------------
  Minority interest in consolidated subsidiaries                      398.9          390.8

  Stockholders' equity
    $2.67 Convertible Preferred stock                                   7.9            8.6
    Common stock, par value $3.125 per share, 229.6 shares
      issued                                                          717.4          717.4
    Paid-in capital                                                   116.0          113.2
    Accumulated other comprehensive loss                             (177.6)        (131.7)
    Retained earnings                                               4,529.9        4,157.7
    Treasury stock, at cost                                        (2,880.4)      (2,762.5)
------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                 2,313.2        2,102.7
------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 5,822.2      $ 5,270.5
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENT OF CASH FLOWS     Fortune Brands, Inc. and Subsidiaries

---------------------------------------------------------------------------------------------------
                                                                      For years ended December 31
---------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                        2002         2001         2000
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                 $ 525.6      $ 386.0      $(137.7)
Restructuring charges                                                23.7         13.0          3.4
Depreciation and amortization                                       178.7        218.7        236.7
Deferred taxes                                                       57.7        (88.1)        34.0
Gain on contribution of assets to joint venture                     (27.0)       (15.8)          --
Gain on sale of business                                               --        (21.8)          --
Write-down of identifiable intangibles and goodwill                    --         73.3        502.6
Decrease (increase) in accounts receivable                           51.1         37.0        (22.6)
Decrease (increase) in inventories                                   41.2         85.1        (49.3)
(Increase) decrease in other assets                                 (60.3)       (49.6)        17.2
Decrease in accrued taxes                                           (16.2)       (23.2)       (47.0)
Decrease in accounts payable, accrued expenses and other
  liabilities                                                       (45.0)        (0.7)       (52.5)
Tax benefit on the exercise of stock options                         29.2          4.3          0.2
Other operating activities, net                                      28.3         20.5        (12.6)
---------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                        787.0        638.7        472.4
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant and equipment                         (194.3)      (207.3)      (227.2)
Acquisitions, net of cash acquired                                 (433.0)        (6.5)          --
Proceeds from the disposition of property, plant and
  equipment                                                           7.9          3.3         15.0
Proceeds from the disposition of operations, net of taxes
  and cash                                                           18.6        280.0           --
Investment in joint venture                                            --           --        (25.6)
Proceeds from the contribution of assets to joint venture              --        270.0           --
Other investing activities, net                                        --          0.2         (0.2)
---------------------------------------------------------------------------------------------------
   NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                (600.8)       339.7       (238.0)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from sale of minority interest in wholly-owned
  subsidiary, net                                                      --        373.0           --
Increase (decrease) increase in short-term debt, net                122.5       (950.9)       159.4
Issuance of long-term debt                                           25.0           --           --
Repayment of long-term debt                                        (102.1)       (13.7)       (43.4)
Dividends to stockholders                                          (153.4)      (148.0)      (147.7)
Cash purchases of common stock for treasury                        (271.1)      (272.8)      (256.1)
Proceeds received from exercise of stock options                    135.4         54.0          2.7
Other financing activities, net                                      24.6          5.6          1.1
---------------------------------------------------------------------------------------------------
   NET CASH USED BY FINANCING ACTIVITIES                           (219.1)      (952.8)      (284.0)
---------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                      (0.4)         2.2         (1.4)
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           $ (33.3)     $  27.8      $ (51.0)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                    $  48.7      $  20.9      $  71.9
Cash and cash equivalents at end of year                          $  15.4      $  48.7      $  20.9
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Cash paid during the year for
  Interest                                                        $  76.3      $  94.5      $ 140.9
  Income taxes                                                    $ 147.2      $ 220.4      $ 178.1
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY          Fortune Brands, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------
                                   $2.67                        Accumulated
                             Convertible                              Other               Treasury
                               Preferred   Common   Paid-In   Comprehensive   Retained   Stock, At
(IN MILLIONS)                      Stock    Stock   Capital            Loss   Earnings        Cost      Total
-------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1999                       $       9.9   $717.4   $ 130.8   $       (14.9)  $4,205.2   $(2,310.2)  $2,738.2
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net loss                            --       --        --              --     (137.7)         --     (137.7)
  Foreign exchange
    adjustments                       --       --        --           (63.5)        --          --      (63.5)
  Minimum pension
    liability adjustments             --       --        --            (1.2)      (0.1)         --       (1.3)
-------------------------------------------------------------------------------------------------------------
Total comprehensive loss              --       --        --           (64.7)    (137.8)         --     (202.5)

Dividends                             --       --        --              --     (147.7)         --     (147.7)
Purchases                             --       --        --              --         --      (255.8)    (255.8)
Tax benefit on exercise of
  stock options                       --       --       0.2              --         --          --        0.2
Conversion of preferred
  stock and delivery of
  stock plan shares                 (0.7)      --      (5.1)             --         --         9.3        3.5
-------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2000                       $       9.2   $717.4   $ 125.9   $       (79.6)  $3,919.7   $(2,556.7)  $2,135.9
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net income                          --       --        --              --      386.0          --      386.0
  Foreign exchange
    adjustments                       --       --        --           (38.2)        --          --      (38.2)
  Minimum pension
    liability adjustments             --       --        --           (13.9)        --          --      (13.9)
-------------------------------------------------------------------------------------------------------------
Total comprehensive Income            --       --        --           (52.1)     386.0          --      333.9

Dividends                             --       --        --              --     (148.0)         --     (148.0)
Purchases                             --       --        --              --         --      (272.8)    (272.8)
Tax benefit on exercise of
  stock options                       --       --       4.3              --         --          --        4.3
Conversion of preferred
  stock and delivery of
  stock plan shares and
  sale of stock in a
  subsidiary                        (0.6)      --     (17.0)             --         --        67.0       49.4
-------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2001                       $       8.6   $717.4   $ 113.2   $      (131.7)  $4,157.7   $(2,762.5)  $2,102.7
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net income                          --       --        --              --      525.6          --      525.6
  Foreign exchange
    adjustments                       --       --        --            21.1         --          --       21.1
  Minimum pension
    liability adjustments             --       --        --           (67.0)        --          --      (67.0)
-------------------------------------------------------------------------------------------------------------
Total comprehensive Income            --       --        --           (45.9)     525.6          --      479.7

Dividends                             --       --        --              --     (153.4)         --     (153.4)
Purchases                             --       --        --              --         --      (278.0)    (278.0)
Tax benefit on exercise of
  stock options                       --       --      29.2              --         --          --       29.2
Conversion of preferred
  stock and delivery of
  stock plan shares and
  sale of stock in a
  subsidiary                        (0.7)      --     (26.4)             --         --       160.1      133.0
-------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2002                       $       7.9   $717.4   $ 116.0   $      (177.6)  $4,529.9   $(2,880.4)  $2,313.2
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

1.  Significant Accounting Policies

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Fortune Brands, Inc., after elimination of intercompany transactions, its majority-owned subsidiaries (excluding a subsidiary, Future Brands LLC, in which a third party has substantive participating rights) and a subsidiary, Acushnet Lionscore Limited, in which it holds a minority interest but has substantive control as a result of the Company having operational decision-making powers over the entity. The accounts of certain foreign subsidiaries are consolidated as of November 30. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results for future periods could differ from those estimates.

Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

CASH AND CASH EQUIVALENTS Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

ALLOWANCES FOR DOUBTFUL ACCOUNTS Trade receivables are stated less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers' potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

INVENTORIES Inventories are priced at the lower of cost (principally first-in, first-out and average, with minor amounts at last-in, first-out) or market. In accordance with generally recognized trade practice, bulk whiskey inventories are classified as current assets, although the majority of such inventories, due to the duration of aging processes, ordinarily will not be sold within one year.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed. Estimated useful lives of the related assets are as follows:

     Buildings and improvements to leaseholds      5 to 40 years
     Machinery and equipment                       3 to 12 years

LONG-LIVED ASSETS In accordance with our adoption, in January 2002, of Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted-average cost of capital, which represents the blended after-tax costs of debt and equity. The adoption of SFAS 144 did not have any impact on the Company.

INTANGIBLES In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

1.  Significant Accounting Policies (Continued)

the requirements under SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate. See Footnote 2 for further discussion regarding the adoption of SFAS 142.

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to the Company's cost of capital, risk adjusted where necessary. Estimated cash flows are then determined by disaggregating the Company's business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. In accordance with this accounting policy, during the fourth quarter of 2000, the Company recorded a non-cash write-down of goodwill of $502.6 million, $487.3 million after tax ($3.09 per share) for office products. This action resulted from the significant shortfall in office products earnings, the softening conditions in the office products industry and the ongoing repositioning process, which led to the implementation of additional restructuring plans.

In conjunction with our ongoing review of the carrying value of our identifiable intangibles as prescribed by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in December 2001, the Company recorded a non-cash write-down of identifiable intangibles of $73.3 million, $67.1 million after tax (44 cents basic and 43 cents diluted per share). The write-down recognized the diminished fair values of select identifiable intangibles resulting from the restructuring of office products and the consolidation of non-core tradenames in home products. The write-downs by business segment were: office products -- $64.4 million; and home products -- $8.9 million.

WARRANTY RESERVES The Company offers its customers various warranty terms based upon the type of product that is sold. In addition, the Company does not offer extended warranty terms on any of the products it sells.

--------------------------------------------------------------------------------------------
                                                                  Dollar Amount of Liability
(IN MILLIONS)                                                                 Debit/(Credit)
--------------------------------------------------------------------------------------------
Balance as of January 1, 2002                                                         $ (8.0)
Accruals for warranties issued during 2002                                             (60.9)
Acquisitions                                                                            (0.5)
Settlements made (in cash or in kind) during 2002                                       60.2
--------------------------------------------------------------------------------------------
Balance as of December 31, 2002                                                       $ (9.2)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

EMPLOYEE BENEFIT PLANS The Company and its subsidiaries provide a range of benefits to their employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

1.  Significant Accounting Policies (Continued)

rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by United States generally accepted accounting principles, the effect of the modifications generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans, which are presented in Note 11 to the consolidated financial statements, are reasonable based on its experience and on input from its actuaries. The Company will continue to monitor these assumptions as market conditions warrant.

ENVIRONMENTAL The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. At December 31, 2002 and 2001, such accruals amounted to $50.6 million and $51.7 million, respectively.

INCOME TAXES In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating $300.8 million at December 31, 2002, as such earnings are expected to be permanently reinvested in these companies.

SALE OF STOCK IN A SUBSIDIARY The Company recognizes in consolidation changes in the Company's ownership percentage caused by sales of a subsidiary's stock as an adjustment to "Paid-in Capital."

REVENUE RECOGNITION In accordance with Staff Accounting Bulletin No. 101, the Company recognizes revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. The Company also provides for its estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in "net sales" in the consolidated income statement. Costs incurred for shipping and handling are classified in "advertising, selling, general and administrative expenses."

NET SALES Net sales in 2002 reflect the adoption of Emerging Issues Task Force No. 01-09 relating to the reporting of certain expenses -- previously included primarily in "advertising, selling, general and administrative expenses" -- as a reduction of net sales. These reclassifications reduced reported net sales by $119.1 million and $116.6 million for the years ended December 31, 2001 and 2000, respectively. These reclassifications did not result in a change in the Company's earnings or earnings per share in any of the periods affected.

CUSTOMER PROGRAM COSTS The Company generally recognizes customer program costs in either "net sales to customers" or the category "advertising, selling, general and administrative expenses" at the time the program is initiated and/or the revenue is recognized. The costs generally recognized in "net sales to customers" include, but are not limited to, general customer program generated expenses, cooperative advertising programs, volume allowances, shared media and promotional allowances. The costs generally recognized in "advertising, selling, general and administrative expenses" include point of sale materials and store service fees. Customer program costs totaled $441.2 million, $405.2 million, and $426.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, and primarily relate to those costs that are recognized in "net sales to customers."

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

1.  Significant Accounting Policies (Continued)

In addition, "accrued customer programs" principally include general customer program costs, cooperative advertising, volume allowances and shared media.

ADVERTISING COSTS Advertising costs, which amounted to $451.5 million, $430.2 million and $451.7 million in 2002, 2001 and 2000, respectively, are principally charged to expense as incurred.

The Company capitalizes certain direct-response advertising costs, which comprises costs to acquire new customers. Such costs are generally amortized in proportion to when revenues are recognized. The amounts of direct response advertising capitalized in 2002 and 2001 were $7.2 million and $20.5 million, respectively. Amortization of $16.5 million, $20.0 million and $20.7 million was recorded in the years ended December 31, 2002, 2001 and 2000, respectively and is included in the above amounts. The Company amortizes capitalized direct-response advertising costs over at most a three-year period as benefits are realized.

RESEARCH AND DEVELOPMENT Research and development expenses, which amounted to $55.9 million, $54.3 million and $55.5 million in 2002, 2001 and 2000, respectively, are charged to expense as incurred.

STOCK-BASED COMPENSATION  The Company applies Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure," requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized.

Pursuant to SFAS 148, the Company, for purposes of its pro forma disclosure in Note 10, determined its compensation expense in accordance with the Black-Scholes option-pricing model.

FOREIGN CURRENCY TRANSLATION Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of the "Accumulated other comprehensive loss" caption in stockholders' equity. Some transactions are made in currencies different from an entity's functional currency. Gains and losses on these foreign currency transactions are generally included in income as they occur.

DERIVATIVE FINANCIAL INSTRUMENTS Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards Statement No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities" and its related amendment Statement of Financial Accounting Standards Statement No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The impact of the adoption of SFAS 133 and SFAS 138 on January 1, 2001, was not material. Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During each of the years ended December 31, 2002 and 2001, $0.6 million in deferred gain amounts were reclassified to cost of sales. The Company estimates that $1.1 million of derivative loss included in OCI as of December 31, 2002 will be reclassified to earnings within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

1.  Significant Accounting Policies (Continued)

FOREIGN CURRENCY RISK Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Pound sterling, the Euro, the Canadian dollar and the Australian dollar.

INTEREST RATE RISK The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense. As of December 31, 2002 and 2001, the Company did not have any outstanding interest rate swap agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers," and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company will apply the provisions of SFAS 145 prospectively to all debt extinguishments beginning in 2003.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS 146 prospectively to exit or disposal activities beginning in 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the accounting guidance of Statement of Financial Accounting Standards Nos. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is superceded. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. See the "Warranty Reserves" disclosure above regarding the Company's accounting policy for warranty claims and Note 20 for guarantees not recognized on the Company's Consolidated Balance Sheet.

The Company will apply the initial recognition and measurement provisions on a prospective basis to guarantees issued or modified in 2003. In addition, the Company has applied the disclosure requirements to its financial statements for the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

1.  Significant Accounting Policies (Continued)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company.

The Company currently has two leases totaling approximately $11 million that are potentially subject to the initial measurement and recognition provisions of FIN 46. The Company is reviewing its application, but has not yet determined its impact. The consolidation requirements for pre-existing entities are effective as of July 1, 2003.

2.  Goodwill and Purchased Intangible Assets

SFAS 142 is effective for all fiscal years beginning after December 15, 2001. In accordance with SFAS 142, of the total intangibles of $1.8 billion, the Company ceased amortizing intangibles totaling $1.4 billion, including $1.1 billion of goodwill and $0.3 billion of indefinite-lived tradenames, as of January 1, 2002.

In addition, other purchased intangible assets, primarily definite-lived tradenames, are carried at cost less accumulated amortization. The remaining tradenames are amortized over their estimated useful lives, either 15 or 30 years. The gross carrying value and accumulated amortization of the Company's amortizable intangible assets were $584.6 million and $178.8 million, respectively, as of December 31, 2002. The Company's intangible amortization was $16.1 million, $62.7 million and $79.6 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company expects to record intangible amortization of approximately $19.0 million for each of the next five fiscal years ending December 31, 2003 through December 31, 2007.

The change in goodwill during the year ended December 31, 2002 was $348.3 million, net of foreign currency fluctuations, and was due to the acquisition of Omega Holdings, Inc. in April 2002. See Note 4 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

2.  Goodwill and Purchased Intangible Assets (Continued)

The following table presents the impact of SFAS 142 on net income and net income per share had the non-amortization provisions of the standard been in effect for the years ended December 31, 2001 and 2000, respectively:

--------------------------------------------------------------------------------------------------------
                                                        YEAR ENDED
                                                       DECEMBER 31,      December 31,       December 31,
                                                              2002               2001               2000
--------------------------------------------------------------------------------------------------------
Net income -- as reported                                  $525.6             $386.0            $(137.7)

Adjustments:
  Amortization of goodwill                                     --               35.5               51.7
  Amortization of tradenames                                   --                3.3                2.9
Income tax effect                                              --               (3.4)              (3.4)
--------------------------------------------------------------------------------------------------------
Net adjustments                                                --               35.4               51.2
--------------------------------------------------------------------------------------------------------
Net income -- adjusted                                     $525.6             $421.4             $(86.5)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Basic net income per share -- as reported                  $ 3.51             $ 2.55            $ (0.88)
Basic net income per share -- as adjusted                  $ 3.51             $ 2.78            $ (0.55)
Diluted net income per share -- as reported                $ 3.41             $ 2.49            $ (0.88)
Diluted net income per share -- as adjusted                $ 3.41             $ 2.71            $ (0.55)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

As of January 1, 2002, we performed our transitional tests and no impairment of goodwill or other intangible assets was recognized under SFAS 142. In addition, the Company performs its annual impairment test as of December 31 of each fiscal year. For 2002, the Company performed its impairment tests as of December 31, 2002 and no impairment of goodwill or other intangible assets were recognized.

3.  Sale of Stock of Subsidiary

In January 2002, the Company completed the second of two transactions to sell shares in its wholly-owned office products subsidiary, ACCO World Corporation
(ACCO). These two transactions resulted in an aggregate reduction of less than 2% of the Company's interest in ACCO. The Company treated the sale as an equity transaction in accordance with Company policy, recording the difference between the purchase price and the book value of the subsidiary's stock to "Paid-in-capital." As a result of the first of the two transactions, the Company recognized a net tax benefit of $72.9 million in 2001. The two transactions resulted in a substantial tax loss carryforward that will be realized in the event the Company has qualified taxable capital gains.

4.  Acquisitions, Disposals and Joint Ventures

In November 2002, the home products business sold its non-strategic plumbing parts business for net proceeds of approximately $15 million. The Company recorded an after-tax loss of $10.2 million related to the sale.

In April 2002, the home products business acquired Omega Holdings, Inc. (Omega), a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadens our cabinet product line and is providing additional selling opportunities across customers, while producing purchasing and manufacturing efficiencies. The cost of this acquisition was $538 million. As a result of the acquisition of Omega, the home products business recorded goodwill and other identifiable intangibles of $349.9 million and $212.0 million, respectively. The $212.0 million of other identifiable intangibles consists of $138.5 million of indefinite-lived tradenames and $73.5 million of customer-relationship intangibles which are amortized over a weighted-average useful life of approximately 15 years.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

4.  Acquisitions, Disposals and Joint Ventures (Continued)

The following table provides an allocation of the purchase price:

----------------------------------------------------------------------------
(IN MILLIONS)
----------------------------------------------------------------------------
Purchase price                                                        $538.0
Less: Net book value of assets acquired                                103.9
Less: Asset purchase price allocation
  Accounts receivable                                     $ 35.0
  Inventory                                                 19.1
  Other current assets                                      19.9
  Property, plant and equipment                             44.8
  Tradenames and other identifiable intangibles            212.0
  Other assets                                              11.5
                                                                       342.3

Plus: Liability purchase price allocation
  Other current liabilities and accruals                    45.2
  Notes payable                                            125.0
  Deferred income taxes                                     84.6
  Other liabilities                                          3.3
                                                                       258.1
----------------------------------------------------------------------------
Unallocated excess purchase price over fair value of net assets       $349.9
----------------------------------------------------------------------------
----------------------------------------------------------------------------

If Omega had been included in consolidated results from January 1, 2001, the Company's unaudited pro forma net sales, net income and diluted earnings per share would each have been 2% higher, for the year ended December 31, 2002 and 6%, 4% and 4% higher, respectively, for the year ended December 31, 2001.

On May 31, 2001, the Company's spirits and wine business completed transactions with V&S creating a joint venture named Future Brands LLC to distribute over an initial ten-year period both companies' spirits and wine brands in the United States. The Company's spirits and wine business has accounted for this joint venture using the equity method of accounting. Pursuant to EITF 96-16, Future Brands is not consolidated into our spirits and wine business as V&S has substantive participating rights which preclude consolidation. V&S paid $270 million to gain access to our spirits and wine business's U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S are convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock's face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also received a three-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock at fair value in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, JBBCo. or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBBCo., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, the Company began amortizing these amounts to other income and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the non-cancelable 10-year term of the management agreement for Future Brands. For the years ended December 31, 2002 and 2001, the Company's spirits and wine business recorded minority interest for the 10% ownership that V&S maintains in the business of $11.3 million and $6.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

4.  Acquisitions, Disposals and Joint Ventures (Continued)

In 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maximum) with Remy-Cointreau and Highland Distillers, which began operating in August 1999, to distribute and sell spirits in key markets outside of the United States. In addition to the investment in Future Brands, V&S invested 107 million Euros (approximately $90 million) in June 2001 to acquire a 25% interest in Maxxium. As a result of this investment by V&S, our spirits and wine business received an $8.2 million dividend from Maxxium, which reduced its investment in the joint venture.

JBBW made a cash investment of $25.6 million in 2000. JBBW's total anticipated investment of $110 million in Maxxium is contingent upon achievement of certain contractual performance measures, which were not met in 2002.

In addition, the Company guarantees certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $66.0 million, of which $57.0 million was outstanding at December 31, 2002. At December 31, 2001, the guarantees totaled $55.0 million, of which $48.0 million was outstanding. JBBW has also executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $15.7 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2002 or December 31, 2001. The Loan Facility expires December 31, 2003.

In October 2001, the Company's spirits and wine business sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes). The Company recorded an after-tax gain of $21.8 million related to the sale.

The business acquired has been included in consolidated results from the date of acquisition.

5.  Short-Term Borrowings and Credit Facilities

At December 31, 2002 and 2001, there were $161.3 million and $37.8 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and commercial paper that is used for general corporate purposes, including acquisitions. Included in this amount as of December 31, 2002 and 2001, there were $6.5 million and $4.4 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $17.6 million and $16.5 million, respectively. In addition, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $197.1 million of which $31.3 million was outstanding at December 31, 2002 and $139.9 million of which $33.4 million was outstanding as of December 31, 2001. The weighted-average interest rate on these borrowings was 2.1% and 5.3%, respectively.

See Note 14 for a description of the Company's use of financial instruments.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

6.  Long-Term Debt

The components of long-term debt are as follows:

----------------------------------------------------------------------------
(IN MILLIONS)                                               2002        2001
----------------------------------------------------------------------------
8 1/2% Notes, Due 2003                                    $106.9      $106.9
7 1/8% Notes, Due 2004                                     200.0       200.0
6 1/4% Notes, Due 2008                                     200.0       200.0
8 5/8% Debentures, Due 2021                                 90.9        90.9
7 7/8% Debentures, Due 2023                                150.0       150.0
6 5/8% Debentures, Due 2028                                200.0       200.0
Miscellaneous                                               26.8         3.9
----------------------------------------------------------------------------
                                                           974.6       951.7
Less current portion                                       132.9         1.4
----------------------------------------------------------------------------
                                                          $841.7      $950.3
----------------------------------------------------------------------------
----------------------------------------------------------------------------

At December 31, 2002, the Company maintained two revolving credit agreements with various banks, which the Company entered into in 2001 and 2002. Such agreements include a $750 million 5-Year Revolving Credit Agreement, which expires in 2006, and a $500 million 364-Day Revolving Credit Agreement, which expires in 2003 and includes the option to extend payment for one year at the Company's discretion for an incremental fee of .25% of the outstanding amount. The interest rate was set at the time of each borrowing. The facility fees of .08% and .06% per annum were paid on the $750 million 5-Year Revolving Credit Agreement and the $500 million 364-Day Revolving Credit Agreement, respectively. The fee for the $750 million 5-Year Revolving Credit Agreement was subject to increases up to a maximum of .20% per annum in the event the Company's long-term debt rating falls below specified levels. Borrowings under these agreements are made for general corporate purposes, including acquisitions, share repurchases and support for the Company's short-term borrowings in the commercial paper market.

Estimated payments for maturing debt during the next five years are as follows: 2003, $132.9 million; 2004, $200.3 million; 2005, $0.3 million;
2006, $0.1 million; and no payments in 2007.

7.  $2.67 Convertible Preferred Stock -- Redeemable at Company's Option

Shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2002, 2001 and 2000 were 258,656 shares, 281,515 shares and
302,399 shares, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of such stock into 6.205 shares of common stock. Authorized but unissued common shares are reserved for issuance upon such conversions, but treasury shares may be and are delivered. Shares converted were 22,859 shares, 20,884 shares and 20,926 shares during 2002, 2001 and 2000, respectively. The Company may redeem such Preferred stock at a price of $30.50 per share, plus accrued dividends.

A cash dividend of $2.67 per share in the aggregate amounts of $0.7 million, $0.8 million and $0.8 million was paid in each of the years ended December 31, 2002, 2001 and 2000, respectively.

8.  Capital Stock

The Company has 750 million authorized shares of common stock and 60 million authorized shares of Preferred stock.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

8.  Capital Stock (Continued)

There were 146,990,735 and 147,997,773 common shares outstanding at December 31, 2002 and 2001, respectively.

The cash dividends paid on the common stock for the years ended December 31, 2002, 2001 and 2000 aggregated $152.7 million, $147.2 million and $146.9 million, respectively.

Treasury shares purchased and received as consideration for stock options exercised amounted to 5,769,440 shares in 2002; 7,546,333 shares in 2001; 10,021,166 shares in 2000. Treasury shares delivered in connection with exercise of stock options and grants of other stock awards and conversion of preferred stock and debentures amounted to 4,762,402 shares in 2002; 2,035,239 shares in 2001; 286,992 shares in 2000. At December 31, 2002 and
2001 there were 82,579,289 and 81,572,251 common treasury shares, respectively.

9.  Preferred Share Purchase Rights

Each outstanding share of common stock also evidences one Preferred Share Purchase Right (Right). The Rights will generally become exercisable only in the event of an acquisition of, or a tender offer for, 15% or more of the common stock. If exercisable, each Right is exercisable for 1/100th of a share of Series A Junior Participating Preferred Stock at an exercise price of $150. Also, upon an acquisition of 15% or more of the common stock, or upon an acquisition of the Company or the transfer of 50% or more of its assets or earning power, each Right (other than Rights held by the 15% acquirer, if applicable), if exercisable, will generally be exercisable for common shares of the Company or the acquiring company, as the case may be, having a market value of twice the exercise price. In certain events, however, Rights may be exchanged by the Company for common stock at a rate of one share per Right. The Rights may be redeemed at any time prior to an acquisition of 15% or more of the common stock at a redemption price of $.01 per Right. Until a Right is exercised, the holder, as such, will have no voting, dividend or other rights as a stockholder of the Company. The Rights expire on December 24, 2007. In December 2002, the Company's Board of Directors approved an amendment to the Rights plan that adds a three-year independent director evaluation provision.

All 2.5 million of the authorized Series A Preferred shares are reserved for issuance upon exercise of Rights, and at December 31, 2002, outstanding Rights would have been exercisable as described above in the aggregate for 1,469,907 of such shares.

10. Stock Plans

The 1999 Long-Term Incentive Plan authorizes the granting to key employees of the Company and its subsidiaries of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards, any of which may be granted alone or in combination with other types of awards or dividend equivalents. Such grants may be made on or before December 31, 2004 for up to 12 million shares of common stock, but no more than two million shares may be granted to any one individual. Stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards may no longer be granted under the Company's 1990 Long-Term Incentive Plan, as amended. Outstanding awards under the 1990 Long-Term Incentive Plan may continue to be exercised or paid pursuant to their terms.

Stock options under the Plans have exercise prices equal to fair market values at dates of grant. Options generally may not be exercised prior to one year or more than ten years from the date of grant. Options granted since November 1998 generally vest one-third each year over a three year period after the date of grant. Stock appreciation rights, which may be granted in conjunction with option grants, permit the optionees to receive shares of common stock, cash or a combination of shares and cash measured by the difference between the option exercise price and the fair market value of the common stock at the time of exercise of such right.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under SFAS 148. Had compensation cost for the

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

10. Stock Plans (Continued)

fixed stock options granted in 2002, 2001 and 2000 been determined consistent with SFAS 148, pro forma net income (loss) and earnings per common share would have been as follows:

---------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)             2002        2001         2000
---------------------------------------------------------------------------------
Net income (loss)                                 $509.3      $371.6      $(152.7)
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Earnings per Common share
    Basic                                         $ 3.41      $ 2.46      $ (0.97)
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
    Diluted                                       $ 3.31      $ 2.39      $ (0.97)
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Changes during the three years ended December 31, 2002 in shares under options were as follows:

-----------------------------------------------------------------------------
                                                             Weighted-Average
                                                Options        Exercise Price
-----------------------------------------------------------------------------
Outstanding at December 31, 1999             11,158,344                $31.30
    Granted                                   3,184,450                 24.46
    Exercised                                  (122,941)                22.09
    Lapsed                                     (426,179)                33.56
-----------------------------------------------------------------------------
Outstanding at December 31, 2000             13,793,674                 29.73
    Granted                                   2,835,950                 32.06
    Exercised                                (1,857,027)                27.50
    Lapsed                                     (604,992)                30.90
-----------------------------------------------------------------------------
Outstanding at December 31, 2001             14,167,605                 30.44
    Granted                                   2,940,542                 48.64
    Exercised                                (4,562,337)                29.95
    Lapsed                                     (187,982)                31.67
-----------------------------------------------------------------------------
Outstanding at December 31, 2002             12,357,828                $35.02
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Options exercisable at the end of each of the three years ended December 31, 2002 were as follows:

-----------------------------------------------------------------------------
                                                Options      Weighted-Average
                                            Exercisable        Exercise Price
-----------------------------------------------------------------------------
December 31, 2002                             6,738,082                $31.20
December 31, 2001                             8,826,715                $30.99
December 31, 2000                             8,710,980                $30.63
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The weighted-average fair values of options granted during 2002, 2001 and 2000 were $11.63, $8.91 and $6.15, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

----------------------------------------------------------------------------------
                                                2002           2001           2000
----------------------------------------------------------------------------------
Expected dividend yield                         2.3%           3.0%           3.4%
Expected volatility                            30.6%          36.4%          30.0%
Risk-free interest rate                         2.7%           4.0%           6.0%
Expected term                              4.5 Years      4.5 Years      4.5 Years
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

10. Stock Plans (Continued)

Options outstanding at December 31, 2002 were as follows:

--------------------------------------------------------------------
                                 Weighted-Average
        Range Of        Number          Remaining   Weighted-Average
Exercise Prices    Outstanding   Contractual Life    Exercise Price
--------------------------------------------------------------------
$20.98 to $29.10     2,808,494                6.7             $24.48
 30.30 to  34.18     4,587,008                7.5              32.42
 34.81 to  52.60     4,962,326                8.0              43.40
--------------------------------------------------------------------
$20.98 to $52.60    12,357,828                7.5             $35.02
--------------------------------------------------------------------
--------------------------------------------------------------------

Options exercisable at December 31, 2002 were as follows:

--------------------------------------------------
                                  Weighted-Average
Number Exercisable                  Exercise Price
--------------------------------------------------
         2,556,794                          $26.06
         2,137,154                           33.37
         2,044,134                           35.37
--------------------------------------------------
         6,738,082                          $31.20
--------------------------------------------------
--------------------------------------------------

At December 31, 2002, performance awards were outstanding pursuant to which up to 137,400 shares, 217,950 shares, 197,850 shares and 195,000 shares may be issued in 2003, 2004, 2005, and 2006, respectively, depending on the extent to which certain specified performance objectives are met. 181,197 shares, 120,034 shares and 99,781 shares were issued pursuant to performance awards during 2002, 2001 and 2000, respectively. The costs of performance awards are expensed over the performance period.

Compensation expense for stock based plans recorded for 2002, 2001 and 2000 was $10.0 million, $5.4 million and $3.5 million, respectively.

Shares available in connection with future awards under the Company's stock plans at December 31, 2002, 2001 and 2000 were: 1,053,597; 3,979,940; and
6,465,498, respectively. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

11. Pension and Other Retiree Benefits

The Company has a number of pension plans, principally in the United States, covering substantially all employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee's length of service and earnings. Annual contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied.

The Company provides postretirement health care and life insurance benefits to certain employees and retirees in the United States and certain employee groups outside the United States. Many employees and retirees outside the United States are covered by government health care programs.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

11. Pension and Other Retiree Benefits (Continued)

The components of net pension and postretirement costs are as follows:

--------------------------------------------------------------------------------------------------------------
                                                Pension Benefits                  Postretirement Benefits
--------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                            2002         2001         2000         2002         2001         2000
--------------------------------------------------------------------------------------------------------------
Service cost                           $ 29.7       $ 27.5       $ 31.4       $  2.7       $  2.3       $  1.8
Interest cost                            52.9         51.8         55.8          9.2          8.6          7.8
Expected return on plan assets          (64.1)       (72.9)       (76.1)          --           --           --
Net amortization and deferral             3.4          0.9          1.0         (1.8)        (3.3)        (4.4)
--------------------------------------------------------------------------------------------------------------
                                       $ 21.9       $  7.3       $ 12.1       $ 10.1       $  7.6       $  5.2
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

The reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows:

------------------------------------------------------------------------------------------------------------
                                                      Pension Benefits               Postretirement Benefits
------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                           2002            2001            2002            2001
------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year            $ 766.6         $ 835.2         $ 133.9         $ 120.0
  Service cost                                          29.7            27.5             2.7             2.3
  Interest cost                                         52.9            51.8             9.2             8.6
  Actuarial loss                                        34.8            10.2            12.1            13.1
  Participants' contributions                            1.2             1.3             1.9             1.4
  Foreign exchange rate changes                         10.8            (0.7)            0.6              --
  Benefits paid                                        (44.6)          (43.1)          (10.4)          (10.3)
  Dispositions                                            --          (102.6)             --            (0.9)
  Curtailments                                            --           (12.3)             --              --
  Other items                                           (2.8)           (0.7)           (0.6)           (0.3)
------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                    848.6           766.6           149.4           133.9
------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of
    year                                               694.5           854.9              --              --
  Actual return on plan assets                         (48.7)          (22.7)             --              --
  Employer contributions                                16.4            16.4             8.5             9.8
  Participants' contributions                            1.2             1.3             1.9             1.4
  Foreign exchange rate changes                          9.5            (0.6)             --              --
  Benefits paid                                        (44.6)          (43.1)          (10.4)          (10.3)
  Dispositions                                            --          (111.2)             --            (0.9)
  Other items                                           (5.3)           (0.5)             --              --
------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year             623.0           694.5              --              --
------------------------------------------------------------------------------------------------------------
FUNDED STATUS:                                        (225.6)          (72.1)         (149.4)         (133.9)
  Unrecognized actuarial loss (gain)                   257.2           110.2             5.7            (7.6)
  Unrecognized transition (gain) loss                   (0.1)           (0.1)             --              --
  Unrecognized prior service cost                       19.2            18.1            (1.6)           (1.5)
------------------------------------------------------------------------------------------------------------
Net amount recognized                                $  50.7         $  56.1         $(145.3)        $(143.0)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

11. Pension and Other Retiree Benefits (Continued)

Amounts recognized in the balance sheet are as follows:

------------------------------------------------------------------------------------------------------------
                                                        Pension Benefits             Postretirement Benefits
------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                           2002            2001            2002            2001
------------------------------------------------------------------------------------------------------------
Prepaid pension benefit                              $  39.5         $  89.7              --              --
Accrued benefit liability                             (141.9)          (69.7)        $(145.3)        $(143.0)
Intangible assets                                       18.1             9.2              --              --
Accumulated other comprehensive income                 135.0            26.9              --              --
------------------------------------------------------------------------------------------------------------
    Net amount recognized                            $  50.7         $  56.1         $(145.3)        $(143.0)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Weighted-average assumptions:
    Discount rate                                       6.6%            7.0%            6.7%            7.2%
    Expected long-term rate of return on
      plan assets                                       8.3%            8.3%              --              --
    Rate of compensation increase                       3.9%            4.6%            3.9%            4.6%
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

As of December 31, 2002, the Company recorded an increase in its additional minimum liability of $117.0 million as a result of a market-related shortfall between the Company's accumulated benefit obligation and fair value of plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $712.8 million, $629.9 million and $488.9 million, respectively, as of December 31, 2002 and 330.4 million, $284.1 million and $233.4 million, respectively, as of December 31, 2001.

The assumed health care cost trend rate used in measuring the health care portion of the postretirement cost for 2003 is 10%, gradually declining to 5% by the year 2008 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2002 and the postretirement benefit obligation as of December 31, 2002 by $1.2 million and $12.5 million, respectively. A one-percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2002 and the postretirement benefit obligation by $1.0 million and $11.3 million, respectively.

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $22.8 million, $22.4 million and $21.9 million in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

12. Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2002 are as follows:

--------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------
2003                                                             $ 48.9
2004                                                               41.3
2005                                                               34.7
2006                                                               26.0
2007                                                               18.2
Remainder                                                          64.0
--------------------------------------------------------------------------
Total minimum rental payments                                     233.1
Less minimum rentals to be received under noncancelable
  subleases                                                         2.6
--------------------------------------------------------------------------
                                                                 $230.5
--------------------------------------------------------------------------
--------------------------------------------------------------------------

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $52.4 million, $50.9 million and $53.9 million in 2002, 2001 and 2000, respectively.

13. Income Taxes

The components of income from continuing operations before income taxes are as follows:

---------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                        2002         2001         2000
---------------------------------------------------------------------------------------------------
Domestic operations                                               $ 648.8      $ 377.1      $ (60.2)
Foreign operations                                                  107.4        114.8        104.2
---------------------------------------------------------------------------------------------------
Income before income taxes and minority interests                 $ 756.2      $ 491.9      $  44.0
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

---------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                        2002         2001         2000
---------------------------------------------------------------------------------------------------
Income taxes computed at federal statutory income tax rate        $ 264.7      $ 172.2      $  13.6
Other income taxes, net of federal tax benefit                       18.0         16.2         20.5
Tradename/goodwill write-down and amortization not
  deductible for income tax purposes                                  2.2         35.3        183.2
Tax benefit due to recapitalization                                    --        (77.0)          --
Tax benefit due to the reinterpretation of capital loss
  disallowance rules                                                (61.7)          --           --
Miscellaneous, including reversals of tax provisions no
  longer required                                                    (9.0)       (52.3)(a)    (40.7)(a)
---------------------------------------------------------------------------------------------------
Income taxes as reported                                          $ 214.2      $  94.4      $ 176.6
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

(a) In 2001, the Company recorded a tax reserve reversal of $31.0 million reflecting conclusion of the routine IRS examinations for the years 1990 through 1992. In 2000, the Company recorded a tax reserve reversal of $30.0 million.

In June 2002, the Company recorded a tax benefit of $61.7 million plus after-tax interest of $9.6 million. This resulted from new IRS regulations issued in March 2002 that reinterpret the capital loss disallowance rules and enabled the Company to utilize a tax loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The Company will receive cash representing the tax refund and related interest upon the conclusion of the IRS's regular audit of our 1997 tax returns.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

13. Income Taxes (Continued)

In 2001, the Company received a one-time non-operating adjustment of $17.3 million in interest income (after tax), which was recorded in other income, as a result of the conclusion of the routine IRS examinations for the years 1990 through 1992.

Income taxes are as follows:

---------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                        2002         2001         2000
---------------------------------------------------------------------------------------------------
Currently payable
    Federal                                                       $ 107.3      $ 125.6      $  83.9
    Foreign                                                          27.1         28.6         34.5
    Other                                                            17.5         39.5         28.5

Deferred
    Federal and other                                                69.3       (101.0)        26.1
    Foreign                                                          (7.0)         1.7          3.6
---------------------------------------------------------------------------------------------------
                                                                  $ 214.2      $  94.4      $ 176.6
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The components of net deferred tax assets (liabilities) are as follows:

--------------------------------------------------------------------------------------
(IN MILLIONS)                                                        2002         2001
--------------------------------------------------------------------------------------
Current assets
    Compensation and benefits                                     $   8.5      $  11.0
    Other reserves                                                   28.5         23.0
    Capitalized interest-inventory                                   12.5         13.9
    Restructuring                                                     3.4          8.2
    Interest                                                          1.9          2.1
    Accounts receivable                                              14.8         14.7
    Miscellaneous                                                    46.2         45.8
--------------------------------------------------------------------------------------
                                                                    115.8        118.7
--------------------------------------------------------------------------------------
Current liabilities
    Inventories                                                     (11.6)       (13.1)
    Miscellaneous                                                   (26.1)       (24.2)
--------------------------------------------------------------------------------------
                                                                    (37.7)       (37.3)
--------------------------------------------------------------------------------------
        Deferred income taxes included in other current
          assets                                                     78.1         81.4
--------------------------------------------------------------------------------------
Noncurrent assets
    Compensation and benefits                                        55.5         35.4
    Other retiree benefits                                           46.7         51.5
    Other reserves                                                    9.1         21.0
    Foreign exchange                                                  1.1          0.6
    Deferred income                                                  79.4         90.0
    Pensions                                                         28.2         (4.7)
    Miscellaneous                                                    21.3         28.6
--------------------------------------------------------------------------------------
                                                                    241.3        222.4
--------------------------------------------------------------------------------------
Noncurrent liabilities
    Depreciation                                                    (96.5)       (82.5)
    Trademark amortization                                          (96.4)       (87.9)
    Identifiable intangibles assets                                (116.6)       (30.4)
    Miscellaneous                                                    (2.9)        (2.6)
--------------------------------------------------------------------------------------
                                                                   (312.4)      (203.4)
--------------------------------------------------------------------------------------
    Deferred income taxes included in other (liabilities)
      assets                                                        (71.1)        19.0
--------------------------------------------------------------------------------------
Net deferred tax asset                                            $   7.0      $ 100.4
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

14. Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps. The counterparties are major financial institutions. Although the Company's theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would be immaterial.

The Company enters into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The Company periodically enters into forward foreign exchange contracts to hedge a portion of its net investments in foreign operating companies.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2002 and 2001, the fair value of all outstanding contracts and the contract amounts were essentially the same.

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At December 31, 2002 and 2001, the Company did not have any outstanding interest rate swap agreements.

The estimated fair value of the Company's cash and cash equivalents, notes payable to banks and commercial paper, approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company's $974.6 million and $951.7 million total long-term debt (including current portion) at December 31, 2002 and 2001 was approximately $1,094.3 million and $980.3 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the operating companies' domestic and international customer base, thus spreading the credit risk.

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. While the Company does use futures contracts to manage the volatility of pricing for certain commodities, the exposures are not considered material to the Company's financial statements.

15. Restructuring and Restructuring-related Charges

RESTRUCTURING AND RESTRUCTURING-RELATED CHARGES PROGRAM -- 2001 On April 19, 2001, the Company announced that as a result of its evaluation of strategic options for its office products business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. At that time, the Company determined that it would not divest its office products business due to weakness in the overall economy and conditions in the office products industry. In addition, the home segment recorded restructuring and restructuring-related charges for workforce reductions and rationalization of the specialty plumbing parts business while the golf segment recorded charges for capacity reductions in select technology platforms.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

15. Restructuring and Restructuring-related Charges (Continued)

In addition, in the third quarter of 2002, the home products and spirits and wine businesses recorded restructuring charges related to the sale of certain non-strategic product lines, including the loss on sale of the product lines and employment termination costs.

As a result of these actions, the Company recorded pre-tax restructuring charges for the year ended December 31, 2002 as follows:

------------------------------------------------------------------
(IN MILLIONS)                                        Restructuring
------------------------------------------------------------------
Home products                                                $10.9
Spirits and wine                                               0.7
Office products                                               34.3
------------------------------------------------------------------
                                                             $45.9
------------------------------------------------------------------
------------------------------------------------------------------

The home products charges relate to the sale of the low-return plumbing parts business, including the loss on the disposal of the business and planned employee termination costs (seven positions) that have been announced.

The spirits and wine charges relate to the sale of a minor product line.

The office products charges principally relate to planned employee termination costs that have been announced (724 positions), asset write-offs and costs associated with the consolidation of manufacturing and distribution facilities.

During 2001, the Company recorded pre-tax restructuring charges as follows:

------------------------------------------------------------------
(IN MILLIONS)                                        Restructuring
------------------------------------------------------------------
Home products                                                $15.2
Golf products                                                  3.0
Office products                                               27.2
------------------------------------------------------------------
                                                             $45.4
------------------------------------------------------------------
------------------------------------------------------------------

Home products includes charges related to planned workforce reduction initiatives that have been announced (342 positions) and lease cancellation costs.

Golf products includes charges related to asset write-offs associated with a reduction in wound golf ball capacity.

Office products includes charges related to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options for the office products business and planned workforce reduction initiatives (779 positions) across its operations.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

15. Restructuring and Restructuring-related Charges (Continued)

Reconciliation of the restructuring liability, as of December 31, 2001, is as follows:

-----------------------------------------------------------------------------------------------------------
                                                     2001              Cash        Non-Cash      Balance at
(IN MILLIONS)                                   Provision      Expenditures      Write-offs        12/31/01
-----------------------------------------------------------------------------------------------------------
Rationalization of operations
    Employee termination costs(a)                   $22.8             $(5.7)          $  --           $17.1
    Other                                             6.5              (1.8)             --             4.7
International distribution and lease
  agreements                                          5.3              (0.1)             --             5.2
Loss on disposal of assets                           10.8              (2.1)           (6.3)            2.4
-----------------------------------------------------------------------------------------------------------
                                                    $45.4             $(9.7)          $(6.3)          $29.4
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

(a) Of the planned downsizing of 1,121 positions, 526 reductions had been implemented as of December 31, 2001. The employee groups affected by these restructuring actions were predominantly in the office products business and include plant and administrative hourly and salaried employees.

Reconciliation of the restructuring liability, as of December 31, 2002, is as follows:

--------------------------------------------------------------------------------------------------------------
                                   Balance at           2002              Cash        Non-Cash      Balance at
(IN MILLIONS)                        12/31/01      Provision      Expenditures      Write-offs        12/31/02
--------------------------------------------------------------------------------------------------------------
Rationalization of operations
    Employee termination
      costs(a) (b)                      $17.1          $19.1            $(24.5)          $(0.4)          $11.3
    Other                                 4.7            0.2              (0.6)           (4.3)             --
International distribution
  and lease agreements                    5.2            1.6              (2.6)             --             4.2
Loss on disposal of assets                2.4           25.0              (0.3)          (26.3)            0.8
--------------------------------------------------------------------------------------------------------------
                                        $29.4          $45.9            $(28.0)         $(31.0)          $16.3
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

(a) Of the planned downsizing of 1,852 positions planned for elimination, 1,545 had been implemented as of December 31, 2002. The employee groups affected by these restructuring actions were predominantly in the office products business and include plant and administrative hourly and salaried employees.

(b) Included in the 2002 provision were the reversals of certain costs that were reflected as a reduction of restructuring charges recorded in 2002. These included $1.1 million of employee termination costs, $0.6 million of other costs, and $0.1 million of loss on disposal costs.

The Company expects that substantially all remaining payments will be made within the next twelve months.

During 2002, the Company recorded restructuring-related charges as follows:

----------------------------------------------------------------------
                                  Cost of
(IN MILLIONS)               Sales Charges      SG&A Charges      Total
----------------------------------------------------------------------
Home products                        $4.4             $(0.3)      $4.1
Office products                       3.9               1.9        5.8
----------------------------------------------------------------------
                                     $8.3              $1.6       $9.9
----------------------------------------------------------------------
----------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

15. Restructuring and Restructuring-related Charges (Continued)

The restructuring-related charges include charges related to the 2002 restructuring activities:

The home products charges include the write-down of a long-lived asset and costs associated with the sale of the non-strategic specialty plumbing parts business and the reversal of certain accruals that were no longer deemed necessary.

The office products charges include the relocation of manufacturing and distribution facilities and inventory write-offs associated with the discontinuance of certain unprofitable product lines.

During 2001, the Company recorded restructuring-related charges as follows:

----------------------------------------------------------------------
                                  Cost of
(IN MILLIONS)               Sales Charges      SG&A Charges      Total
----------------------------------------------------------------------
Home products                       $ 9.0             $  --      $ 9.0
Golf products                         1.2                --        1.2
Office products                      27.8              14.7       42.5
----------------------------------------------------------------------
                                    $38.0             $14.7      $52.7
----------------------------------------------------------------------
----------------------------------------------------------------------

The restructuring-related charges include charges related to the 2001 restructuring activities:

Home products includes costs due to inventory write-offs related to the downsizing of the low-margin specialty plumbing parts business.

Golf products includes inventory write-offs due to the discontinuance of certain golf ball manufacturing processes.

Office products includes inventory write-offs due to the discontinuance of certain unprofitable product lines and expenses associated with the exploration of strategic options for the office products business.

RESTRUCTURING AND RESTRUCTURING-RELATED CHARGES PROGRAM -- 1999 In connection with the restructuring program established in 1999, the Company recorded pre-tax restructuring charges for the year ended December 31, 2000 as follows:

------------------------------------------------------------------
(IN MILLIONS)                                        Restructuring
------------------------------------------------------------------
Home products                                                $ 3.6
Golf products                                                  2.8
Office products                                               13.3
------------------------------------------------------------------
                                                             $19.7
------------------------------------------------------------------
------------------------------------------------------------------

The above charges include costs associated with the elimination of 648 positions for the year ended December 31, 2000.

Home products includes charges related to planned employee termination costs (89 positions).

Golf products includes charges related to lease cancellation and planned employee termination costs (97 positions).

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

15. Restructuring and Restructuring-related Charges (Continued)

Office products includes charges related to planned employee termination costs (462 positions) and asset write-offs.

Reconciliation of the restructuring liability, as of December 31, 2000, is as follows:

--------------------------------------------------------------------------------------------------------------
                                   Balance at           2000              Cash        Non-Cash      Balance at
(IN MILLIONS)                        12/31/99      Provision      Expenditures      Write-offs        12/31/00
--------------------------------------------------------------------------------------------------------------
Rationalization of operations
    Employee termination
      costs(a)                          $38.3          $14.8            $(37.6)          $(1.2)          $14.3
    Other                                 1.5           (0.6)              1.5            (2.4)             --
International distribution
  and lease agreements                   16.3            2.1              (2.5)           (8.3)            7.6
Loss on disposal of assets                0.8            3.4                --            (2.6)            1.6
--------------------------------------------------------------------------------------------------------------
                                        $56.9          $19.7            $(38.6)         $(14.5)          $23.5
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

(a) Of the planned downsizing of 2,270 positions, 2,052 reductions had been implemented as of December 31, 2000. The employee groups affected by these restructuring actions include plant and administrative hourly and salaried employees.

Reconciliation of the restructuring liability, as of December 31, 2001, is as follows:

-----------------------------------------------------------------------------------------------------------
                                               Balance at              Cash        Non-Cash      Balance at
(IN MILLIONS)                                    12/31/00      Expenditures      Write-offs        12/31/01
-----------------------------------------------------------------------------------------------------------
Rationalization of operations
    Employee termination costs(a)                   $14.3            $(10.7)          $(0.8)(b)        $2.8
    Other                                              --                --              --              --
International distribution and lease
  agreements                                          7.6              (1.4)           (5.7)(b)         0.5
Loss on disposal of assets                            1.6                --            (1.6)             --
-----------------------------------------------------------------------------------------------------------
                                                    $23.5            $(12.1)          $(8.1)           $3.3
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

(a) Of the planned downsizing of 2,306 positions, 2,282 reductions had been implemented as of December 31, 2001.

(b) Non-cash write-offs include reclasses to reduce international spirits and wine distribution and lease agreements restructuring reserves by $5.4 million related to the formation of Maxxium and employment termination costs by $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

15. Restructuring and Restructuring-related Charges (Continued)

Reconciliation of the restructuring liability, as of December 31, 2002, is as follows:

-----------------------------------------------------------------------------------------------------------
                                               Balance at              Cash        Non-Cash      Balance at
(IN MILLIONS)                                    12/31/01      Expenditures      Write-offs        12/31/02
-----------------------------------------------------------------------------------------------------------
Rationalization of operations
    Employee termination costs(a) (b)                $2.8             $(0.5)          $(2.3)             --
International distribution and lease
  agreements(c)                                       0.5              (0.1)           (0.4)             --
-----------------------------------------------------------------------------------------------------------
                                                     $3.3             $(0.6)          $(2.7)           $ --
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

(a) 2,299 positions had been eliminated as of December 31, 2002 with no additional reductions planned.

(b) $0.7 million of the $2.3 million classified as non-cash write-offs represents the reversal of certain employee termination costs that were reflected as a reduction of restructuring charges recorded in 2001. The remaining $1.6 million represents a restructuring charge reversal for employment termination costs not anticipated to be spent.

(c) The amount classified as non-cash write-offs represents a reclassification to reduce certain lease termination costs.

During 2000, The Company recorded restructuring-related charges as follows:

----------------------------------------------------------------------
                                  Cost of
(IN MILLIONS)               Sales Charges      SG&A Charges      Total
----------------------------------------------------------------------
Home products                       $11.3             $ 2.9      $14.2
Golf products                         0.2               2.8        3.0
Office products                      25.1               8.7       33.8
Corporate office                       --               2.3        2.3
----------------------------------------------------------------------
                                    $36.6             $16.7      $53.3
----------------------------------------------------------------------
----------------------------------------------------------------------

The restructuring-related charges include charges related to the 2000 restructuring activities:

Home products includes costs associated with a plant relocation and the establishment of a distribution center.

Golf products includes relocation costs for certain manufacturing facilities and inventory write-offs due to the discontinuance of certain product lines.

Office products includes relocation costs for manufacturing facilities, product line discontinuances, and the write-off of a note receivable related to a previously sold operation.

Corporate office includes relocation costs associated with establishing a new corporate headquarters.

16. Information on Business Segments

The Company's subsidiaries operate principally in the following business segments:

Home products includes: kitchen and bathroom faucets and accessories manufactured, marketed or distributed by Moen; Aristokraft, Schrock and Omega kitchen and bath cabinets manufactured, marketed and distributed by MasterBrand Cabinets; locks manufactured, marketed or distributed by Master Lock; and tool storage products manufactured and distributed by Waterloo.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

16. Information on Business Segments (Continued)

Spirits and wine includes products produced, marketed or distributed by Jim Beam Brands Worldwide, Inc. subsidiaries.

Golf products includes Titleist golf balls, and Titleist and Cobra golf clubs and FootJoy golf shoes and gloves manufactured, marketed or distributed by Acushnet Company.

Office products includes paper fastening, document management, computer accessories, time management, presentation and other office products manufactured, marketed or distributed by ACCO World Corporation subsidiaries.

Net sales, segment assets by business segments and net sales by geographic areas for the period 1997 through 2002, are shown on page 74.

The Company's subsidiaries operate principally in the United States, Canada, the United Kingdom and Australia.

A reconciliation of operating company contribution to operating income as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
Operating company contribution(1)
  Home products                                                      $416.6         $316.7         $339.6
  Spirits and wine                                                    285.1          306.0          309.1
  Golf products                                                       132.6          131.3          145.2
  Office products                                                      69.6           50.1           79.5

Less:
  Other operating expenses(2)                                         117.3          272.8          695.6
---------------------------------------------------------------------------------------------------------
Operating income(3)                                                  $786.6         $531.3         $177.8
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

(1) Operating company contribution (OCC) is net sales less all costs and expenses other than restructuring and restructuring-related charges, write-downs of identifiable intangibles and goodwill, amortization of intangibles, corporate administrative expense, interest and related expenses, other (income) expense, net, income taxes and minority interests. OCC, which is not a measure under generally accepted accounting principles, is one of the key measures by which we gauge the underlying operating performance of our business segments. We use this and other measures to allocate capital resources, evaluate acquisitions and dispositions and evaluate and identify cost-reduction initiatives. OCC should not be considered as a substitute for any measure derived in accordance with generally accepted accounting principles. This measure may differ from similar measures presented by other companies depending upon which items other companies include.

(2) Other operating expenses represent the sum of corporate administrative expense, intangible amortization and restructuring and restructuring-related charges.

(3) Operating income is operating company contribution less corporate administrative expense, intangible amortization, restructuring and restructuring-related charges and write-downs of identifiable intangibles and goodwill.

Reconciliation of segment net sales to consolidated net sales is as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
Home products                                                      $2,532.2       $2,068.8       $2,088.1
Spirits and wine                                                    1,032.5        1,368.0        1,227.3
Golf products                                                       1,007.6          946.5          965.2
Office products                                                     1,105.4        1,176.3        1,354.8
---------------------------------------------------------------------------------------------------------
                                                                   $5,677.7       $5,559.6       $5,635.4
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

16. Information on Business Segments (Continued)

Reconciliation of segment assets to consolidated total assets is as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
Segment assets                                                     $3,348.2       $3,323.5       $3,659.1
Intangibles resulting from business acquisitions, net               2,332.7        1,789.6        1,989.4
Corporate                                                             141.3          157.4          115.6
---------------------------------------------------------------------------------------------------------
                                                                   $5,822.2       $5,270.5       $5,764.1
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Long-lived assets are as follows:(a)

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
United States                                                      $  982.5       $  986.5       $  956.3
United Kingdom                                                         57.8           61.7          153.2
Canada                                                                 45.7           26.6           24.9
Australia                                                              11.7           11.3           12.1
Other countries                                                        91.9           72.3           58.6
---------------------------------------------------------------------------------------------------------
                                                                   $1,189.6       $1,158.4       $1,205.1
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

(a) Represents property, plant and equipment, net.

Net sales by geographic region are as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
United States                                                      $4,541.6       $4,341.4       $4,306.1
Canada                                                                286.2          233.7          255.5
United Kingdom                                                        272.5          373.6          420.0
Australia                                                             160.2          141.1          151.3
Other countries                                                       417.2          469.8          502.5
---------------------------------------------------------------------------------------------------------
                                                                   $5,677.7       $5,559.6       $5,635.4
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Depreciation is as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
Home Products                                                        $ 64.6         $ 55.1         $ 55.5
Spirits and wine                                                       31.9           34.3           35.0
Golf products                                                          28.7           25.5           23.0
Office products                                                        37.0           40.7           43.2
Corporate                                                               0.4            0.4            0.4
---------------------------------------------------------------------------------------------------------
                                                                     $162.6         $156.0         $157.1
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

16. Information on Business Segments (Continued)

Amortization of intangibles is as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
Home products                                                         $ 3.2          $32.9          $32.8
Spirits and wine                                                        8.1           20.4           20.9
Golf products                                                           2.8            3.0            3.1
Office products                                                         2.0            6.4           22.8
---------------------------------------------------------------------------------------------------------
                                                                      $16.1          $62.7          $79.6
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Capital expenditures are as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
Home products                                                        $ 79.8         $ 88.4         $117.1
Spirits and wine                                                       45.5           46.3           44.3
Golf products                                                          46.6           40.4           35.0
Office products                                                        22.0           19.7           30.4
Corporate                                                               0.4           12.5            0.4
---------------------------------------------------------------------------------------------------------
                                                                     $194.3         $207.3         $227.2
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

17. Other Income, net

The components of other income, net for the years ended December 31, 2002, 2001 and 2000 are as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          2002           2001           2000
---------------------------------------------------------------------------------------------------------
Amortization of deferred income (See Note 4)                          $27.0          $15.8           $ --
Interest income on tax receivable (See Note 13)                        14.9           28.5             --
Gain on sale of U.K.-based Scotch whisky business (See
  Note 4)                                                                --           16.6             --
Other miscellaneous items                                               1.8           (3.5)            --
---------------------------------------------------------------------------------------------------------
  Total                                                               $43.7          $57.4           $ --
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

18. Earnings Per Share

Basic earnings per common share are based on the weighted-average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The Convertible Preferred stock and stock options, amounting to 2.5 million shares, were not included in the computation of diluted earnings per common share for 2000 since they would have resulted in an anti-dilutive effect.

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

18. Earnings Per Share (Continued)

The computation of basic and diluted earnings per common share for "Net income
(loss)" is as follows:

---------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                2002           2001           2000
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $525.6         $386.0        $(137.7)
Less: Preferred stock dividends                                         0.7            0.8            0.8
---------------------------------------------------------------------------------------------------------
Income available to Common stockholders -- basic                      524.9          385.2         (138.5)
Convertible Preferred stock Dividend requirements                       0.7            0.8             --
---------------------------------------------------------------------------------------------------------
Income available to Common stockholders -- diluted                   $525.6         $386.0        $(138.5)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Weighted average number of Common shares outstanding --basic          149.4          151.7          157.6
Conversion of Convertible Preferred stock                               1.7            1.8             --
Exercise of stock options                                               2.9            1.8             --
---------------------------------------------------------------------------------------------------------
Weighted average number of Common shares
  outstanding -- diluted                                              154.0          155.3          157.6
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Earnings per common share
    Basic                                                            $ 3.51         $ 2.55        $ (0.88)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
    Diluted                                                          $ 3.41         $ 2.49        $ (0.88)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

19. Comprehensive Loss

Comprehensive loss is defined as net income and other changes in stockholders' equity from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive loss are as follows:

-----------------------------------------------------------------------------------------------------------
                                                      Foreign                Minimum      Accumulated Other
                                                     Currency      Pension Liability          Comprehensive
(IN MILLIONS)                                     Adjustments             Adjustment                   Loss
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                             $(11.9)                 $(3.0)                $(14.9)
Changes during year (net of taxes of $2.3)              (63.5)                  (1.2)                 (64.7)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                            (75.4)                  (4.2)                 (79.6)
Changes during year (net of taxes of $9.2)              (38.2)                 (13.9)                 (52.1)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                           (113.6)                 (18.1)                (131.7)
Changes during year (net of taxes of $50.1)              21.1                  (67.0)                 (45.9)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                           $(92.5)                $(85.1)               $(177.6)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Included in the foreign currency adjustments balance at December 31, 2002 is total deferred forward foreign exchange contract losses of $1.1 million. (See
Note 1.)

20. Related Party Transactions

FUTURE BRANDS LLC In 2001, the Company's spirits and wine business completed transactions with Vin & Sprit AB of Sweden creating a joint venture, named Future Brands LLC, to distribute both companies' spirits and wine brands in the United States. As part of forming this joint venture, our spirits and wine business has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

20. Related Party Transactions (Continued)

and other parties with which Future Brands has contracts. At December 31, 2002 and 2001, JBBCo. did not have any outstanding obligations as a result of this arrangement. JBBCo.'s transactions with Future Brands amounted to: sales of $515.6 million and $498.7 for the years ended December 31, 2002 and 2001, respectively, accounts receivable of $68.8 million and $92.0 million as of December 31, 2002 and 2001, respectively, accounts payable of $15.6 million and $23.7 million as of December 31, 2002 and 2001, respectively, and an investment of $11.7 million and $9.4 million as of December 31, 2002 and 2001, respectively. In addition, the Company had accrued liabilities with Future Brands amounting to $29.1 million and $4.5 million as of December 31, 2002 and 2001, respectively.

MAXXIUM INTERNATIONAL BV In 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium
International B.V. with Remy-Cointreau and Highland Distillers, which began operating in August 1999, to distribute and sell spirits in key markets outside the United States. As a result of forming this joint venture, JBBW has guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $66 million, of which $57 million was outstanding as of December 31, 2002. At December 31, 2001, the guarantees totaled $55 million, of which $48 million was outstanding. JBBW has also executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $15.7 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2002 or December 31, 2001. The Loan Facility expires December 31, 2003. JBBCo.'s transactions with Maxxium included the following: sales of $179.1 million, $168.2 million and $160.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, accounts receivable of $34.6 million and $39.5 million as of December 31, 2002 and 2001, respectively, accounts payable of $12.3 million and $6.1 million as of December 31, 2002 and 2001, respectively, and an investment of $64.3 million and $63.0 million as of December 31, 2002 and 2001, respectively.

21. Pending Litigation

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

NOTES TO CONSOLIDATED FINANCIAL                        Fortune Brands, Inc. and
STATEMENTS                                                         Subsidiaries

21. Pending Litigation (Continued)

OTHER LITIGATION

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, has been named as a defendant in approximately 110 cases claiming personal injury from asbestos. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen. None of these cases identify any Moen products or premises as the cause of the alleged injury to any of the plaintiffs identified. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes it has meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

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

22. Environmental

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FORTUNE BRANDS, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Fortune
Brands, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in fiscal 2002.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 21, 2003

REPORT OF MANAGEMENT

TO THE STOCKHOLDERS OF FORTUNE BRANDS, INC.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

The system of internal controls of the Company and its subsidiaries is designed to provide reasonable assurances that the financial records are adequate and can be relied upon to provide information for the preparation of financial statements and that established policies and procedures are carefully followed.

Independent accountants are elected annually by the stockholders of the Company to audit the financial statements. PricewaterhouseCoopers LLP, independent accountants, are currently engaged to perform such audit. Their audit is in accordance with generally accepted auditing standards and includes tests of transactions and selective tests of internal accounting controls.

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with the independent accountants, internal auditors and management to review accounting, auditing, and financial reporting matters. The auditors have direct access to the Audit Committee.


/s/ NORMAN H. WESLEY
---------------------------------------
Norman H. Wesley
Chairman of the Board and
Chief Executive Officer


/s/ CRAIG P. OMTVEDT
---------------------------------------
Craig P. Omtvedt
Senior Vice President and
Chief Financial Officer

INFORMATION ON BUSINESS SEGMENTS(a)        Fortune Brands, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                         2002          2001          2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------
NET SALES(b)
  Home products                   $2,532.2      $2,068.8      $2,088.1      $1,872.3      $1,636.8      $1,394.0
  Spirits and wine                 1,032.5       1,368.0       1,227.3       1,269.6       1,265.9       1,244.7
  Golf products                    1,007.6         946.5         965.2         977.7         974.1         911.6
  Office products                  1,105.4       1,176.3       1,354.8       1,381.0       1,403.3       1,294.2
----------------------------------------------------------------------------------------------------------------
                                  $5,677.7      $5,559.6      $5,635.4      $5,500.6      $5,280.1      $4,844.5
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

SEGMENT ASSETS(c)
  Home products                   $1,225.3      $1,142.8      $1,166.7      $1,036.9      $  863.8      $  775.9
  Spirits and wine                   728.0         763.8         934.8       1,042.2         967.9         899.4
  Golf products                      674.0         650.4         620.5         621.7         682.2         622.8
  Office products                    720.9         766.5         937.1         989.3       1,003.5         850.6
----------------------------------------------------------------------------------------------------------------
                                  $3,348.2      $3,323.5      $3,659.1      $3,690.1      $3,517.4      $3,148.7
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

GEOGRAPHIC AREAS
Net sales(b)(d)
  United States                   $4,541.6      $4,341.4      $4,306.1      $4,117.8      $3,852.9      $3,432.4
  Canada                             286.2         233.7         255.5         238.2         236.0         223.9
  United Kingdom                     272.5         373.6         420.0         494.0         552.0         499.5
  Australia                          160.2         141.1         151.3         157.1         158.4         199.6
  Other countries                    417.2         469.8         502.5         493.5         480.8         489.1
----------------------------------------------------------------------------------------------------------------
    Ongoing operations            $5,677.7      $5,559.6      $5,635.4      $5,500.6      $5,280.1      $4,844.5
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

(a) See Note 16 for further information on business segments.

(b) Net sales has been restated for 2001 and 2000 to conform to the 2002 presentation due to the reclassification of certain expenses in accordance with Emerging Issues Task Force Issue No. 01-09. Amounts prior to 2000 have not been restated.

(c) Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

(d) Net sales are attributed to countries based on location of customer.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company.

See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on April 29, 2003 (to be filed not later than 120 days after the end of the Company's fiscal year), which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under Item #4A of Part I hereof.

ITEM 11. Executive Compensation.

See the information up to but not including the subcaption "Report of the Compensation and Stock Option Committee on Executive Compensation" under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on April 29, 2003 (to be filed not later than 120 days after the end of the Company's fiscal year), which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------
                                                                           Number of securities
                                                                           remaining available
                                                                           for future issuance
                               Number of securities                        under equity
                               to be issued upon     Weighted-average      compensation plans
                               exercise of           exercise price of     (excluding
                               outstanding options,  outstanding options,  securities reflected
Plan category                  warrants and rights   warrants and rights   in column (a))
                                       (a)                   (b)                   (c)
-----------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders        12,357,828              $35.02             1,121,997(1)
-----------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders            0                    N/A                    0
-----------------------------------------------------------------------------------------------
Total                               12,357,828              $35.02             1,121,997(1)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

(1) 874,639 shares remain available for issuance under the Company's 1999 Long-Term Incentive Plan, which allows for grants of performance stock awards, restricted stock awards and other stock-based awards. 68,400 shares remain available for issuance under the Stock Plan for Non-Employee Directors, which provides for stock grants.

See the information under the caption "Certain Information Regarding Security Holdings" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on April 29, 2003 (to be filed not later than 120 days after the end of the Company's fiscal year), which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

None.

ITEM 14. Controls and Procedures

    (a)  Evaluation of controls and procedures.

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

                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

    Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000 contained in Item 8 hereof.

    Consolidated Balance Sheet as of December 31, 2002 and 2001 contained in
    Item 8 hereof.

    Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000 contained in Item 8 hereof.

    Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 contained in Item 8 hereof.

    Notes to Consolidated Financial Statements contained in Item 8 hereof.

    Report of Independent Accountants contained in Item 8 hereof.

(2) Financial Statement Schedules

    See Financial Statement Schedule of the Company and subsidiaries at page 82.

(3) Exhibits

    3(i).                   Restated Certificate of Incorporation of the Company as in
                            effect on the date hereof is incorporated herein by
                            reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

    3(ii)a.                 Amendment to By-laws of the Company.

    3(ii)b.                 By-laws of the Company as in effect on the date hereof.

    4a1.                    Rights Agreement dated as of November 19, 1997 between the
                            Company and First Chicago Trust Company of New York as
                            Rights Agent is incorporated herein by reference to
                            Exhibit 4a to our Current Report on Form 8-K dated
                            December 2, 1997.

    4a2.                    Amendment to the Rights Agreement dated as of December 24,
                            2002 between the Company and EquiServe, Inc. (a successor to
                            First Chicago Trust Company of New York) as Rights Agent.

    4b1.                    Indenture dated as of July 15, 1988 between the Company and
                            Chemical Bank (as successor by merger to Manufacturers
                            Hanover Trust Company) as Trustee ("Chemical") is
                            incorporated herein by reference to Exhibit 4a to our
                            Current Report on Form 8-K dated June 27, 1989 maintained in
                            Commission File No. 1-9076.

    4b2.                    First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is
                            incorporated herein by reference to Exhibit 4b to our
                            Current Report on Form 8-K dated November 19, 1990
                            maintained in Commission File No. 1-9076.

    4b3.                    Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical, further amending and
                            supplementing the Indenture constituting Exhibits 4b1
                            and 4b2 hereto, is incorporated herein by reference to
                            Exhibit 4c to our Current Report on Form 8-K dated
                            October 10, 1991 maintained in Commission File No. 1-9076.

    4c1.                    Indenture dated as of April 15, 1999 between the Company and
                            The Chase Manhattan Bank ("Chase") as Trustee is
                            incorporated herein by reference to Exhibit 4 to our Current
                            Report on Form 8-K dated December 10, 1999.

    10a1.                   Fortune Brands, Inc. Annual Executive Incentive Compensation
                            Plan is incorporated herein by reference to Exhibit 10a1
                            to our Quarterly Report on Form 10-Q dated August 12, 1997.*

    10b1.                   Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As
                            Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994 maintained in Commission
                            File No. 1-9076.*

    10b2.                   Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive
                            Plan constituting Exhibit 10b1 hereto is incorporated
                            herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 11, 1997.*

    10b3.                   Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive
                            Plan and Amendment thereto constituting Exhibits 10b1
                            and 10b2 hereto is incorporated herein by reference to
                            Exhibit 10a1 to our Quarterly Report on Form 10-Q dated
                            November 13, 2001.*

    10c1.                   Fortune Brands, Inc. 1999 Long-Term Incentive Plan is
                            incorporated herein by reference to Exhibit 4e1 to our
                            Registration Statement on Form S-8, dated February 1, 2000, for the Fortune Brands, Inc. 1999 Long-Term Incentive Plan.*

    10c2.                   Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive
                            Plan constituting Exhibit 10c1 hereto is incorporated
                            herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*

    10d1.                   Fortune Brands, Inc. Non-Employee Director Stock Option Plan
                            is incorporated herein by reference to Exhibit 10b1 to our
                            Quarterly Report on Form 10-Q dated August 12, 1997.*

    10d2.                   Amendment to Fortune Brands, Inc. Non-Employee Director
                            Stock Option Plan constituting Exhibit 10d1 hereto is
                            incorporated herein by reference to Exhibit 10a1 to our
                            Quarterly Report on Form 10-Q dated August 12, 1998.*

    10d3.                   Amendment to Fortune Brands Inc. Non-Employee Director Stock
                            Option Plan and Amendment thereto constituting
                            Exhibits 10d1 and 10d2 hereto is incorporated herein by
                            reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

    10d4.                   Amendment to Fortune Brands, Inc. Non-Employee Director
                            Stock Option Plan and Amendments thereto constituting
                            Exhibits 10d1, 10d2 and 10d3 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on
                            Form 10-Q dated May 15, 2001.*

    10e1.                   Fortune Brands, Inc. 2002 Non-Employee Director Stock Option
                            Plan is incorporated by reference to Exhibit B to our
                            Definitive Schedule 14A filed on March 19, 2001.*

    10f1.                   Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit 10b9 to our Annual
                            Report on Form 10-K for the Fiscal Year ended December 31,
                            1998.*

    10f2.                   Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit A to our Definitive
                            Schedule 14A filed on March 14, 2000.*

    10g1.                   Fortune Brands, Inc. Supplemental Plan, as Amended, is
                            incorporated by reference to Exhibit 10g1 to our Annual
                            Report on Form 10-K for the fiscal year ended December 31,
                            2001.*

    10g2. Amendment to Fortune Brands, Inc. Supplemental Plan effective December 10, 2002.*

    10h1.                   Form of Trust Agreement among the Company, The Northern
                            Trust Company ("Northern"), et al. establishing an aggregate rabbi trust in favor of certain executive officers for
                            purposes of paying amounts under the Supplemental Plan
                            constituting Exhibit 10g1 hereto.*

    10i1.                   Form of Amended and Restated Trust Agreement among the
                            Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting
                            Exhibit 10g1 hereto.*

    10i2.                   Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in
                            favor of Thomas J. Flocco, Mark Hausberg, Craig P. Omtvedt,
                            Mark A. Roche and Norman H. Wesley.*

    10j1.                   Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1991 maintained in Commission File
                            No. 1-9076.*

    10j2.                   Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions constituting
                            Exhibit 10j1 hereto is incorporated herein by reference to
                            Exhibit 10e2 to our Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1994 maintained in Commission
                            File No. 1-9076.*

    10k1.                   Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health
                            benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

    10l1.                   Letter dated August 11, 1995 from the Company with respect to deferred payment of fees to Gordon R. Lohman is
                            incorporated herein by reference to Exhibit 10b to our
                            Quarterly Report on Form 10-Q dated November 9, 1995
                            maintained in Commission File No. 1-9076.*

    10m1.                   Form of Agreement between the Company and each of certain
                            executive officers is incorporated herein by reference to
                            Exhibit 10m1 of our Form 10-K for the fiscal year ended
                            December 31, 2001.*

    10m2.                   Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by the Company with, Mark Hausberg, Craig P. Omtvedt, Mark
                            A. Roche and Norman H. Wesley.*

    10m3.                   Form of amendment dated December 1, 2000 to the Agreement
                            constituting Exhibit 10ml hereto between the Company and
                            each of certain executive officers is incorporated herein by reference to Exhibit 10m3 of our Form 10-K for the fiscal
                            year ended December 31, 2001.*

    10m4.                   Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by the Company with Mark Hausberg and Mark A. Roche.*

    10n1.                   Form of Trust Agreement among the Company, Northern, et al.
                            establishing an aggregate rabbi trust in favor of certain
                            executive officers for purposes of paying amounts under the agreement constituting Exhibit 10m1 hereto in favor of Mark
                            Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H.
                            Wesley.*

    10o1.                   Severance and Retirement Agreement dated as of January 1,
                            2000 between the Company and Norman H. Wesley is
                            incorporated herein by reference to Exhibit 10c1 to our
                            Quarterly Report on Form 10-Q dated May 12, 2000.*

    10p1.                   Severance Agreement dated as of January 29, 1996 between the
                            Company and Craig P. Omtvedt is incorporated herein by
                            reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December 31, 2001.*

    10p2.                   Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between the Company and
                            Craig P. Omtvedt is incorporated herein by reference to
                            Exhibit 10p2 of our Form 10-K for the fiscal year ended
                            December 31, 2001.*

    10p3.                   Amendment dated as of August 1, 1998 to the Agreement and
                            Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between the Company and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

    10p4.                   Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting
                            Exhibits 10p1, 10p2 and 10p3 hereto entered into by the
                            Company with Mark A. Roche.*

    10p5.                   Amendment dated as of December 18, 2000 to the Agreement and
                            Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on
                            Form 10-K for the fiscal year ended December 31, 2001.*

    10p6.                   Schedule identifying substantially identical agreement to
                            the Amendment constituting Exhibit 10p5 hereto entered into by the Company with Mark Hausberg.*

    10q1.                   Severance Agreement dated as of January 1, 2000 between the
                            Company and Thomas J. Flocco is incorporated by reference to
                            Exhibit 10a1 to our Quarterly Report on Form 10-Q dated
                            November 13, 2000.*

    10r1.                   Fortune Brands, Inc. Severance Plan for Vice Presidents,
                            adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated
                            August 11, 2000.*

    10s1.                   Indemnification Agreement dated as of December 22, 1994
                            among the Company, The American Tobacco Company and Brown &
                            Williamson Tobacco Corporation is incorporated herein by
                            reference to Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

    10t1.                   Five-Year Revolving Credit Agreement, dated as of July 12,
                            2001 among the Company and Fortune Brands Finance UK, plc as
                            Borrowers, Chase as Administrative Agent, Citibank, N.A. as
                            Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10a1 to our
                            Quarterly Report on Form 10-Q dated August 14, 2001.

    10u1.                   364-Day Revolving Credit Agreement, dated as of July 12,
                            2001 among the Company as Borrower, Chase as Administrative
                            Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated
                            August 14, 2001.

    10u2.                   Termination, Replacement and Restatement Agreement dated
                            June 25, 2002 among the Company as Borrower, JPMorgan Chase
                            Bank as Administrative Agent, Citibank N.A. as
                            Administrative Agent and 14 financial institutions as
                            lenders is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 2002.

    10v1.                   Master Transaction Agreement dated March 20, 2001 by and
                            among V&S Vin & Sprit AB, The Absolut Spirits Company,
                            Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam
                            Brands Co. and the Company is incorporated herein by
                            reference to Exhibit 10b1 to our Quarterly Report on
                            Form 10-Q dated May 15, 2001.

    12. Statement re computation of ratio of earnings to fixed charges.

    21.                     Subsidiaries of the Company.

    23(i).                  Consent of Independent Accountants,
                            PricewaterhouseCoopers LLP.

    24.                     Powers of Attorney relating to execution of this Annual
                            Report on Form 10-K.

    99.1                    List of Pending/Terminated Cases.

    99.2                    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    * Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated September 24, 2002, in respect of the Company's press release dated September 24, 2002 reporting an increase in the dividend on the Company's common stock (Items 5 and 7).

The Company filed a Current Report on Form 8-K, dated October 17, 2002, in respect of the Company's press release announcing third quarter earnings (Items 5 and 7).

The Company furnished a Current Report on Form 8-K, dated October 29, 2002 for the purpose of furnishing an investment brochure pursuant to Regulation FD (Items 7 and 9).

The Company furnished a Current Report on Form 8-K, dated November 12, 2002, for the purpose of furnishing an investment brochure pursuant to Regulation FD (Items 7 and 9).

The Company filed a Current Report on Form 8-K, dated November 13, 2002, in respect of the Company's press release dated November 12, 2002 reporting the Company's reaffirmation of 2002 earnings guidance (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORTUNE BRANDS, INC.
                                          (The Company)

                                          By:  /s/ NORMAN H. WESLEY
                                               ---------------------------------------
                                               Norman H. Wesley
                                               Chairman of the Board and
                                               Chief Executive Officer
Date: March 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NORMAN H. WESLEY                            /s/ GORDON R. LOHMAN*
----------------------------------------        --------------------------------------
Norman H. Wesley, Chairman of the Board         Gordon R. Lohman, Director
and Chief Executive Officer (principal          Date: March 12, 2003
executive officer)
Date: March 12, 2003

/s/ CRAIG P. OMTVEDT                            /s/ EUGENE A. RENNA*
----------------------------------------        --------------------------------------
Craig P. Omtvedt, Senior Vice President         Eugene A. Renna, Director
and Chief Financial Officer (principal          Date: March 12, 2003
financial officer)
Date: March 12, 2003

/s/ NADINE A. HEIDRICH                          /s/ J. CHRISTOPHER REYES*
----------------------------------------        --------------------------------------
Nadine A. Heidrich, Vice President and          J. Christopher Reyes, Director
Corporate Controller (principal                 Date: March 12, 2003
accounting officer)
Date: March 12, 2003

/s/ PATRICIA O. EWERS*                          /s/ ANNE M. TATLOCK*
----------------------------------------        --------------------------------------
Patricia O. Ewers, Director                     Anne M. Tatlock, Director
Date: March 12, 2003                            Date: March 12, 2003

/s/ THOMAS C. HAYS*                             /s/ DAVID M. THOMAS*
----------------------------------------        --------------------------------------
Thomas C. Hays, Director                        David M. Thomas, Director
Date: March 12, 2003                            Date: March 12, 2003

/s/ JOHN W. JOHNSTONE, JR.*                     /s/ PETER M. WILSON*
----------------------------------------        --------------------------------------
John W. Johnstone, Jr., Director                Peter M. Wilson, Director
Date: March 12, 2003                            Date: March 12, 2003

*By:  /s/ MARK A. ROCHE
      ---------------------------------------
      Mark A. Roche, Attorney-in-Fact

SCHEDULE II Valuation and Qualifying Accounts


FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000    Fortune Brands, Inc. and Subsidiaries

-----------------------------------------------------------------------------------------------------
                                                             Additions
                                                            ----------
                                             Balance @                                      Balance @
                                             Beginning      Charged to                         End of
(IN MILLIONS)                                of Period         Expense      Deductions         Period
-----------------------------------------------------------------------------------------------------
2002:
  Allowance for cash discounts                 $   8.8        $   70.7        $   71.3(1)     $   7.7
                                                                                   0.5(5)
  Allowance for returns                           23.4           135.3           131.7(1)        26.5
                                                                                   0.5(5)
  Allowance for doubtful accounts                 28.8             8.9             9.4(2)        31.6
                                                                   3.6(3)          0.3(5)
-----------------------------------------------------------------------------------------------------
                                               $  61.0        $  218.5        $  213.7        $  65.8
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
2001:
  Allowance for cash discounts                 $   9.0        $   71.4        $   71.6(1)     $   8.8
  Allowance for returns                           20.4           198.2           194.3(1)        23.4
                                                                                   0.9(5)
  Allowance for doubtful accounts                 30.5            11.8            12.4(2)        28.8
                                                                                   0.9(4)
                                                                                   0.2(5)
-----------------------------------------------------------------------------------------------------
                                               $  59.9        $  281.4        $  280.3        $  61.0
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
2000:
  Allowance for cash discounts                 $   8.8        $   72.4        $   72.1(1)     $   9.0
                                                                                   0.1(5)
  Allowance for returns                           19.2           173.0           171.5(1)        20.4
                                                                                   0.3(5)
  Allowance for doubtful accounts                 35.4             8.6            12.4(2)        30.5
                                                                                   1.1(5)
-----------------------------------------------------------------------------------------------------
                                               $  63.4        $  254.0        $  257.5        $  59.9
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

(1) Cash discounts and returns allowed to customers.

(2) Doubtful accounts written off, net of recoveries.

(3) Balance at acquisition date of subsidiaries.

(4) Balance at disposition date of subsidiaries.

(5) Foreign exchange rate changes.

                                 CERTIFICATION

I, Norman H. Wesley, certify that:

1.  I have reviewed this annual report on Form 10-K of Fortune Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

                                               /s/ NORMAN H. WESLEY
                                               ---------------------------------------
                                               Norman H. Wesley
                                               Chairman and Chief Executive Officer

                                 CERTIFICATION

I, C.P. Omtvedt, certify that:

1.  I have reviewed this annual report on Form 10-K of Fortune Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

                                               /s/ C.P. OMTVEDT
                                               ---------------------------------------
                                               C.P. Omtvedt
                                               Senior Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                                 SEQUENTIALLY
   EXHIBIT                                                                                       NUMBERED PAGE
   -------                                                                                       -------------
    3(i)       Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit
               3(i) to our Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998.

   3(ii)a      Amendment to By-laws of the Company.

   3(ii)b      By-laws of the Company as in effect on the date hereof.

     4a1       Rights Agreement dated as of November 19, 1997 between the
               Company and First Chicago Trust Company of New York as Rights
               Agent is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated December 2, 1997.

     4a2 Amendment to the Rights Agreement dated as of December 24, 2002 between the Company and EquiServe, Inc. (a successor to First
               Chicago Trust Company of New York) as Rights Agent.

     4b1 Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover
               Trust Company) as Trustee ("Chemical") is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated
               June 27, 1989 maintained in Commission File No. 1-9076.

     4b2 First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990 maintained in Commission File No. 1-9076.

     4b3 Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991 maintained in
               Commission File No. 1-9076.

     4c1       Indenture dated as of April 15, 1999 between the Company and The
               Chase Manhattan Bank ("Chase") as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated
               December 10, 1999.

    10a1       Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is
               incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on
               Form 10-Q dated August 12, 1997.*

    10b1       Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated
               as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994 maintained in
               Commission File No. 1-9076.*

                                                                                                 SEQUENTIALLY
   EXHIBIT                                                                                       NUMBERED PAGE
   -------                                                                                       -------------
    10b2       Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan
               constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q
               dated November 11, 1997.*

    10b3 Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*

    10c1       Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 4e1 to our Registration Statement on Form S-8,
               dated February 1, 2000, for the Fortune Brands, Inc. 1999 Long-Term
               Incentive Plan.*

    10c2 Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive Plan constituting Exhibit 10c1 hereto is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*

    10d1       Fortune Brands, Inc. Non-Employee Director Stock Option Plan is
               incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on
               Form 10-Q dated August 12, 1997.*

    10d2       Amendment to Fortune Brands, Inc. Non-Employee Director Stock
               Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 1998.*

    10d3       Amendment to Fortune Brands Inc. Non-Employee Director Stock
               Option Plan and Amendment thereto constituting Exhibits 10d1 and
               10d2 hereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended
               December 31, 1999.*


    10d4       Amendment to Fortune Brands, Inc. Non-Employee Director Stock
               Option Plan and Amendments thereto constituting Exhibits 10d1,
               10d2 and 10d3 hereto is incorporated herein by reference to
               Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15,
               2001.*

    10e1       Fortune  Brands,  Inc.  2002  Non-Employee  Director  Stock  Option  Plan is
               incorporated by reference to Exhibit B to our Definitive  Schedule 14A filed on March 19, 2001.*


    10f1       Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the
               fiscal year ended December 31, 1998.*

    10f2       Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated by reference to Exhibit A to our Definitive Schedule 14A filed on March 14,
               2000.*

                                                                                                 SEQUENTIALLY
   EXHIBIT                                                                                       NUMBERED PAGE
   -------                                                                                       -------------
    10g1       Fortune  Brands,  Inc.  Supplemental  Plan, as Amended,  is  incorporated by reference to Exhibit  10g1 to our Annual  Report on Form 10-K for the fiscal year ended December 31, 2001.*


    10g2       Amendment to Fortune Brands,  Inc.  Supplemental Plan effective December 10,
               2002.*


    10h1       Form of Trust Agreement among the Company, The Northern Trust
               Company ("Northern"), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit
               10g1 hereto.*

    10i1       Form of Amended and Restated Trust Agreement among the Company,
               Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto.*

    10i2       Schedule identifying substantially identical agreements to the Trust
               Agreement constituting Exhibit 10i1 hereto in favor of Thomas J. Flocco,
               Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

    10j1 Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual
               Report on Form 10-K for the fiscal year ended December 31, 1991 maintained in Commission File No. 1-9076.*

    10j2 Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10e2 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended December 31, 1994 maintained in Commission File No.
               1-9076.*

    10k1 Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to
               Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

    10l1 Letter dated August 11, 1995 from the Company with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to our Quarterly Report on Form 10-Q dated November 9, 1995 maintained in Commission File
               No. 1-9076.*

    10m1 Form of Agreement between the Company and each of certain executive officers is incorporated herein by reference to Exhibit
               10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*

                                                                                                 SEQUENTIALLY
   EXHIBIT                                                                                       NUMBERED PAGE
   -------                                                                                       -------------
    10m2       Schedule identifying substantially identical agreements to the
               Agreement constituting Exhibit 10m1 hereto entered into by the
               Company with Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and
               Norman H. Wesley.*

    10m3 Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10m1 hereto between the Company and each of certain executive officers is incorporated herein by reference to
               Exhibit 10m3 of our Form 10-K for the fiscal year ended December
               31, 2001.*

    10m4 Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by the Company with Mark Hausberg and Mark A. Roche.*

    10n1       Form of Trust Agreement among the Company, Northern, et al.
               establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the agreement constituting Exhibit 10m1 hereto in favor of Mark
               Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H.
               Wesley.*

    10o1 Severance and Retirement Agreement dated as of January 1, 2000 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12, 2000.*

    10p1       Severance Agreement dated as of January 29, 1996 between the
               Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December
               31, 2001.*

    10p2 Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between the Company and Craig P.
               Omtvedt is incorporated herein by reference to Exhibit 10p2 of our Form 10-K for the fiscal year ended December 31, 2001.*

    10p3 Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between the Company and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

    10p4 Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto entered into by the Company with Mark A. Roche.*

    10p5 Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

    10p6 Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by the Company with Mark Hausberg.*

                                                                                                 SEQUENTIALLY
   EXHIBIT                                                                                       NUMBERED PAGE
   -------                                                                                       -------------
    10q1       Severance Agreement dated as of January 1, 2000 between the
               Company and Thomas J. Flocco is incorporated by reference to
               Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November
               13, 2000.*

    10r1       Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of
               January 1, 2000, is incorporated by reference to Exhibit 10a1 to our
               Quarterly Report on Form 10-Q dated August 11, 2000.*

    10s1       Indemnification Agreement dated as of December 22, 1994 among the
               Company, The American Tobacco Company and Brown & Williamson
               Tobacco Corporation is incorporated herein by reference to
               Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

    10t1 Five-Year Revolving Credit Agreement, dated as of July 12, 2001 among the Company and Fortune Brands Finance UK, plc as Borrowers, Chase as Administrative Agent, Citibank, N.A. as
               Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10a1 to our Quarterly
               Report on Form 10-Q dated August 14, 2001.

    10u1 364-Day Revolving Credit Agreement, dated as of July 12, 2001 among the Company as Borrower, Chase as Administrative Agent,
               Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2001.

    10u2       Termination, Replacement and Restatement Agreement dated June 25,
               2002 among the Company as Borrower, JPMorgan Chase Bank as
               Administrative Agent, Citibank N.A. as Administrative Agent and
               14 financial institutions as lenders is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 2002.

    10v1       Master Transaction Agreement dated March 20, 2001 by and among
               V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated,
               Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the
               Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001.

     12        Statement re computation of ratio of earnings to fixed charges.

     21        Subsidiaries of the Company.

    23(i)      Consent of Independent Accountants, PricewaterhouseCoopers LLP.

     24 Powers of Attorney relating to execution of this Annual Report on Form 10-K.

    99.1       List of Pending/Terminated Cases.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.