Form 10-Q
period 2003-03-31
FORTUNE BRANDS INC
filed 2003-05-15
CIK 789073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                           Commission file number 1-9076
ended March 31, 2003

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at April 30, 2003 was 145,319,288 shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.
------   --------------------

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                                  (In millions)
                                   (Unaudited)


                                          March 31,   December 31,
                                            2003          2002
                                          ---------   ------------
Assets
  Current assets
   Cash and cash equivalents              $  103.7     $   15.4
   Accounts receivable, net                  899.0        845.1

   Inventories
    Bulk whiskey                             208.5        200.5
    Other raw materials, supplies and
     work in process                         247.6        247.0
    Finished products                        404.8        388.3
                                          --------     --------
                                             860.9        835.8

  Other current assets                       228.9        206.8
                                          --------     --------
    Total current assets                   2,092.5      1,903.1

  Property, plant and equipment, net       1,173.1      1,189.6
  Goodwill resulting from business
   acquisitions, net                       1,448.8      1,443.6
  Other intangibles assets resulting
   from business acquisitions, net           885.2        889.1
  Other assets                               393.9        396.8
                                          --------     --------
   Total assets                           $5,993.5     $5,822.2
                                          ========     ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     ---------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                     March 31,    December 31,
                                                       2003          2002
                                                     --------     -----------
Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                             $   51.0      $   37.8
  Commercial paper                                      326.4         123.5
  Current portion of long-term debt                     132.6         132.9
  Accounts payable                                      275.2         268.2
  Accrued taxes                                         381.8         316.7
  Accrued customer programs                             120.9         152.8
  Accrued salaries, wages and other compensation         87.2         141.3
  Accrued expenses and other liabilities                311.0         341.5
                                                     --------      --------
   Total current liabilities                          1,686.1       1,514.7

Long-term debt                                          841.7         841.7
Deferred income                                         193.5         200.2
Postretirement and other liabilities                    560.1         553.5
                                                     --------      --------
   Total liabilities                                  3,281.4       3,110.1
                                                     --------      --------

Minority interest in consolidated subsidiaries          398.9         398.9

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                          7.8           7.9
 Common stock, par value $3.125 per
  share, 229.6 million shares issued                    717.4         717.4
Paid-in capital                                         115.2         116.0
Accumulated other
 comprehensive loss                                    (158.0)       (177.6)
Retained earnings                                     4,589.7       4,529.9
Treasury stock, at cost                              (2,958.9)     (2,880.4)
                                                     --------      --------
   Total stockholders' equity                         2,313.2       2,313.2
                                                     --------      --------

    Total liabilities and
      stockholders' equity                           $5,993.5      $5,822.2
                                                     ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               for the Three Months Ended March 31, 2003 and 2002
              -----------------------------------------------------
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                         2003           2002
                                                      ---------      ---------
Net sales                                             $ 1,392.1      $ 1,270.4

 Cost of products sold                                    770.7          698.2
 Excise taxes on spirits and wine                          70.5           74.7
 Advertising, selling, general and
  administrative expenses                                 371.4          343.4
 Amortization of intangibles                                4.8            3.3
 Restructuring charges                                      2.1            1.8
                                                      ---------      ---------
Operating income                                          172.6          149.0
 Interest and related expenses                             18.2           16.8
 Other income, net                                         (8.9)          (6.4)
                                                      ---------      ---------
Income before income taxes and minority interests         163.3          138.6

  Income taxes                                             59.5           50.7
  Minority interests                                        4.3            3.9
                                                      ---------      ---------
Net income                                            $    99.5      $    84.0
                                                      =========      =========

Earnings per common share
 Basic                                                $    0.68      $    0.57
                                                      =========      =========
 Diluted                                              $    0.66      $    0.55
                                                      =========      =========
 Dividends paid per common share                      $    0.27      $    0.25
                                                      =========      =========

Average number of common shares outstanding
 Basic                                                    146.2          148.8
                                                      =========      =========
 Diluted                                                  149.9          153.5
                                                      =========      =========


           See Notes to Condensed Consolidated Financial Statements.

                     FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               for the Three Months Ended March 31, 2003 and 2002
             -----------------------------------------------------
                                 (In millions)
                                  (Unaudited)


                                                                      2003         2002
                                                                    -------      -------
Operating activities
 Net income                                                         $  99.5      $  84.0
 Restructuring charges                                                  1.7          0.4
 Depreciation and amortization                                         46.0         41.6
 Deferred income taxes                                                 36.4         13.3
 Increase in accounts receivable                                      (46.1)       (32.6)
 (Increase) decrease in inventories                                   (17.4)        59.3
 Decrease in accounts payable, accrued
  expenses and other liabilities                                      (83.1)      (130.3)
 Increase in accrued taxes                                             27.5         24.0
 Tax benefit on exercise of stock options                               0.6         --
 Other operating activities, net                                      (16.3)         2.6
                                                                    -------      -------
  Net cash provided from operating activities                          48.8         62.3
                                                                    -------      -------
Investing activities
 Additions to property, plant and equipment                           (31.3)       (31.4)
 Proceeds from the disposition of property, plant and equipment         2.9          1.1
                                                                    -------      -------
  Net cash used by investing activities                               (28.4)       (30.3)
                                                                    -------      -------

Financing activities
 Increase in short-term debt, net                                     215.2         20.1
 Dividends paid to stockholders                                       (39.7)       (37.4)
 Cash purchases of common stock for treasury                          (90.3)       (52.1)
 Proceeds received from exercise of stock options                       5.7         80.6
 Other financing activities, net                                      (24.9)        (0.5)
                                                                    -------      -------
  Net cash provided by financing activities                            66.0         10.7
                                                                    -------      -------
Effect of foreign exchange rate changes on cash                         1.9          0.4
                                                                    -------      -------
  Net increase in cash and cash equivalents                            88.3         43.1

Cash and cash equivalents at beginning of period                    $  15.4      $  48.7
                                                                    -------      -------
Cash and cash equivalents at end of period                          $ 103.7      $  91.8
                                                                    =======      =======


            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               for the Three Months Ended March 31, 2003 and 2002
          -------------------------------------------------------------
                                  (In millions)
                                   (Unaudited)




                                           $2.67                            Accumulated
                                     Convertible                                  other                  Treasury
                                       Preferred     Common     Paid-in   comprehensive     Retained       stock,
                                           Stock      stock     capital            loss     earnings      at cost         Total
===============================================================================================================================
Balance at December 31, 2001           $    8.6    $  717.4    $  113.2       $ (131.7)    $4,157.7     $(2,762.5)     $2,102.7

Comprehensive income
   Net income                              --          --          --             --           84.0            --          84.0
   Changes during the period               --          --          --             (2.1)        --              --          (2.1)
                                       --------    --------    --------       --------     --------     ---------      --------
Total Comprehensive (loss) income          --          --          --             (2.1)        84.0            --          81.9
                                       --------    --------    --------       --------     --------     ---------      --------
Dividends                                  --          --          --             --          (37.4)           --         (37.4)
Purchases                                  --          --          --             --           --           (52.1)        (52.1)
Tax benefit on exercise of stock
   options                                 --          --          --             --           --              --          --
Conversion of preferred stock,
   delivery of stock plan shares and
   sale of stock in subsidiary             (0.3)       --         (16.1)          --           --            94.4          78.0
                                       --------    --------    --------       --------     --------     ---------      --------
Balance at March 31, 2002              $    8.3    $  717.4    $   97.1       $ (133.8)    $4,204.3     $(2,720.2)     $2,173.1
                                       ========    ========    ========       ========     ========     =========      ========


Balance at December 31, 2002           $    7.9    $  717.4    $  116.0       $ (177.6)    $4,529.9     $(2,880.4)     $2,313.2

Comprehensive income
   Net income                              --          --          --             --           99.5            --          99.5
   Changes during the period               --          --          --             19.6         --              --          19.6
                                       --------    --------    --------       --------     --------     ---------      --------
Total Comprehensive income                 --          --          --             19.6         99.5            --         119.1
                                       --------    --------    --------       --------     --------     ---------      --------
Dividends                                  --          --          --             --          (39.7)           --         (39.7)
Purchases                                  --          --          --             --           --           (86.6)        (86.6)
Tax benefit on exercise of stock
   options                                 --          --           0.6           --           --              --           0.6
Conversion of preferred stock and
   delivery of stock plan shares           (0.1)       --          (1.4)          --           --             8.1           6.6
                                       --------    --------    --------       --------     --------     ---------      --------
Balance at March 31, 2003              $    7.8    $  717.4    $  115.2       $ (158.0)    $4,589.7     $(2,958.9)     $2,313.2
                                       ========    ========    ========       ========     ========     =========      ========



            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

          The condensed consolidated balance sheet as of March 31, 2003, the related condensed consolidated statements of income for the three month periods ended March 31, 2003 and 2002, and the related condensed consolidated statements of cash flows and stockholders' equity for the three month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and restructuring-related charges in 2003 and 2002. Interim results may not be indicative of results for a full year.

          The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in its 2002 Annual Report on Form 10-K.

2.   Accounting Changes

     Costs Associated with Exit or Disposal Activities
     -------------------------------------------------

          In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to initially recognize and measure costs associated with exit or disposal activities at fair value only when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact for the three months ended March 31, 2003 on the Company's operating results or financial position.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Accounting Changes (Concluded)

     Costs Associated with Exit or Disposal Activities (Concluded)
     -------------------------------------------------

          See Note 10 to the Condensed Consolidated Financial Statements for further discussion.

     Consolidation of Variable Interest Entities
     -------------------------------------------

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. FIN 46 is effective for newly created variable interest entities as of January 31, 2003 and will be effective for existing variable interest entities as of July 1, 2003. The adoption of FIN 46 will not have an impact on the Company's results or financial position.


3.   Guarantees and Commitments

          Financial Accounting Standards Board Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Others," was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company has not issued or modified any guarantees since December 31, 2002.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Guarantees and Commitments (Concluded)

          Guarantees and Commitments: As of March 31, 2003, the Company had third-party guarantees totaling approximately $70 million. These represent guarantees of Maxxium Worldwide B.V. debt. The Company is required to perform under these guarantees in the event that the guaranteed party fails to make contractual payments.

          The Company has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestitures such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The duration of the indemnities varies, and in some cases is indefinite. We have not recorded any liability for these indemnities in the consolidated financial statements.

          The Company has not made any payments related to indemnity obligations that were material to the company's financial position or results of operations for any quarter. Furthermore, the Company does not expect that any sums it may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2003 or in subsequent periods.

          The Company has not recorded a liability for these guarantees and indemnities as they have been excluded from the initial recognition and measurement provisions pursuant to FIN 45.


4.   Acquisitions

          In April 2002, the home and hardware business acquired Omega Holdings, Inc. (Omega), a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadens our cabinet product line and is providing additional selling opportunities across customers, while producing purchasing and manufacturing efficiencies.

          If Omega had been included in our results of operations during the three months ended March 31, 2002, the Company's unaudited pro forma net sales for the quarter would have been 7% higher and net income and diluted earnings per share would each have been 10% higher.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Goodwill and Other Identifiable Intangibles

          The Company carries finite-lived identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years. The gross carrying value and accumulated amortization of the Company's amortizable intangible assets were $586.9 million and $183.8 million, respectively, as of March 31, 2003.

          The Company's intangible amortization was $4.8 million and $3.3 million, respectively, for the three months ended March 31, 2003 and 2002. The Company expects to record intangible amortization of approximately $19.0 million for each of the next five fiscal years ending December 31, 2003 through December 31, 2007.

          In addition to these amortizable intangibles, the Company also had goodwill of approximately $1.5 billion as of March 31, 2003 and indefinite-lived intangibles, principally tradenames, of $482.1 million as of March 31, 2003. The change in goodwill during the three months ended March 31, 2003 of $5.2 million was attributable to Omega purchase accounting adjustments and foreign currency fluctuations.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Information on Business Segments

          Net sales and operating income for the three months ended March 31, 2003 and 2002 by segment are as follows:



                                              Net Sales
                                     --------------------------
                                       2003              2002
                                     --------          --------
                                          (In millions)
          Home and hardware          $  620.6          $  520.3
          Spirits and wine              239.2             234.7
          Golf                          282.4             266.0
          Office                        249.9             249.4
                                     --------          --------
                                     $1,392.1          $1,270.4
                                     ========          ========


                                          Operating Income
                                     --------------------------
                                       2003              2002
                                     --------          --------
                                          (In millions)
          Home and hardware          $   88.3          $   70.0
          Spirits and wine               57.9              56.3
          Golf                           32.7              30.9
          Office                          8.0               3.9
                                     --------          --------
          Less:
            Corporate expenses           14.3              12.1
                                     --------          --------
          Operating income           $  172.6            $149.0
                                     ========          ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Earnings Per Share

          The computation of basic and diluted earnings per common share for "Net income" is as follows:


                                         Three Months Ended
                                              March 31,
                                         ------------------
                                          2003        2002
                                         -------     -------
                                            (In millions,
                                             except per
                                            share amounts)
Net income                               $  99.5     $  84.0
    Less:  Preferred stock dividends         0.2         0.2
                                         -------     -------
Income available to common
    stockholders - basic                    99.3        83.8
Convertible Preferred stock
    dividend requirements                    0.2         0.2
                                         -------     -------
Income available to common
    stockholders - diluted               $  99.5     $  84.0
                                         =======     =======

Weighted average number of common
    shares outstanding - basic             146.2       148.8
Conversion of Convertible
    Preferred stock                          1.6         1.8
Exercise of stock options                    2.1         2.9
                                         -------     -------
Weighted average number of common
     shares outstanding - diluted          149.9       153.5
                                         =======     =======
Earnings per common share
     Basic                               $  0.68     $  0.57
                                         =======     =======
     Diluted                             $  0.66     $  0.55
                                         =======     =======

8.   Stock Plans

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


8.    Stock Plans (Continued)

          Outstanding awards under the 1990 Long-Term Incentive Plan may continue to be exercised or paid pursuant to their terms.

          Stock options under the Plans have exercise prices equal to fair market values at dates of grant. Options generally may not be exercised prior to one year or more than ten years from the date of grant. Options granted since November 1998 generally vest one-third each year over a three-year period after the date of grant. Stock appreciation rights, which may be granted in conjunction with option grants, permit the optionees to receive shares of common stock, cash or a combination of shares and cash measured by the difference between the option exercise price and the fair market value of the common stock at the time of exercise of such right.

          The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under Statement of Financial Accounting Standards No. 148 (SFAS
     148), "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for the fixed stock options been determined in accordance with SFAS 148, pro forma net income and earnings per common share for the three months ended March 31, 2003 and 2002 would have been as follows:


         (In millions, except per share amounts)                  2003       2002
         -------------------------------------------------------------------------
Net income - as reported                                         $ 99.5     $ 84.0
Deduct: Total stock-based employee compensation
determined under the fair-value based method for all awards,
net of tax                                                          5.4        3.0
                                                                 ------     ------
Pro forma net income                                             $ 94.1     $ 81.0

Earnings per Common share
     Basic - as reported                                         $ 0.68     $ 0.57
     Basic - pro forma                                           $ 0.64     $ 0.54

     Diluted - as reported                                       $ 0.66     $ 0.55
     Diluted - pro forma                                         $ 0.63     $ 0.53


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Stock Plans (Concluded)

          The weighted-average fair values of options granted during 2003 and 2002 were $10.08 and $11.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

                                        2003         2002
         ----------------------------------------------------
          Expected dividend yield      2.5%          2.3%
          Expected volatility         31.2%         30.6%
          Risk-free interest rate      2.7%          2.7%
          Expected term               4.5 Years     4.5 Years


9.   Product Warranties

          The Company records warranty expense at the time of sale. The Company offers its customers various warranty terms based upon the type of product that is sold. In addition, the Company does not offer extended warranty terms on any of the products it sells.

          The following table summarizes the activity related to the Company's product warranty liability during the three month period ended March 31, 2003:


(In millions)

Balance as of January 1, 2003                                    $ 9.2
Accruals for warranties issued during 2003                         7.8
Settlements made (in cash or in kind) during 2003                 (5.6)
Balance as of March 31, 2003                                     $11.4

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Restructuring and Restructuring-Related Charges

     RESTRUCTURING AND RESTRUCTURING-RELATED CHARGES PROGRAM - 2001

          In April 2001, the Company announced that as a result of its evaluation of strategic options for its office products business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business.

          In conjunction with this restructuring program, the Company's office products business recorded charges associated with consolidation of manufacturing facilities and employee termination during the three months ended March 31, 2003 and 2002, as follows:


                                      Restructuring Charges
                             --------------------------------------------
                             Three Months Ended        Three Months Ended
                               March 31, 2003            March 31, 2002
                             ------------------        ------------------
                                           (In millions)
                Office             $2.1                        $ 1.8


          The charges principally related to asset write-offs and employee termination costs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.  Restructuring and Restructuring-Related Charges (Continued)

          Pursuant to the provisions of SFAS 146, the following tables represent the reconciliation of the restructuring charges and supplemental information for actions initiated after December 31, 2002.


                                       2003           Cash           Non-Cash                         Balance at
                                     Provision     Expenditures     Write-offs      Adjustments        3/31/03
                                     ---------     ------------     ----------      ----------        ----------
Rationalization of operations
     Employment termination costs     $0.1             $(0.1)          $ --              --               $--
     Other                             0.3              (0.1)           (0.1)            --                0.1
Loss on disposal of assets             1.7              (0.1)           (1.6)            --                --
                                      ----             -----            ----            ----              ----
                                      $2.1             $(0.3)          $(1.7)          $ --               $0.1
                                      ====             =====            ====            ====              ====


          The Company expects that substantially all remaining payments will be made within the next twelve months.

          The Company expects to record additional after-tax charges of $20 to $25 million ($30 to $40 million pre tax) to complete our remaining restructuring program.

          During the three-month period ended March 31, 2003, the Company recorded pre-tax restructuring-related charges as follows:


                                               Restructuring-related Charges
                         ------------------------------------------------------------------------
                                 Three Months Ended                     Three Months Ended
                                   March 31, 2003                         March 31, 2002
                         -----------------------------------      -------------------------------
                                     (In millions)
                         Cost of                                   Cost of
                          Sales          SG&A                       Sales         SG&A
                         Charges        Charges       Total        Charges       Charges    Total
                         -------        -------       -----        -------       -------    -----
          Office         $ 4.3          $ 0.1         $ 4.4         $ 0.7        $ 0.7       $ 1.4

          These restructuring-related charges include the relocation of manufacturing and distribution facilities and inventory write-offs associated with the discontinuance of certain unprofitable product lines.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.  Restructuring and Restructuring-Related Charges (Concluded)


          The following table represents the reconciliation of the restructuring liability, as of March 31, 2003, for restructuring charges recognized pursuant to EITF 94-3:


                                            Balance at       Cash              Non-Cash     Balance at
                                             12/31/02    Expenditures         Write-offs     3/31/03
                                            ----------   ------------         ----------    ----------
                                                                  (In millions)
Rationalization of operations
     Employment termination costs (1),(2)     $11.3        $(2.9)              $(1.0)(2)       $ 7.4
International distribution
  and lease agreements                          4.2         (0.3)                 --             3.9
Loss on disposal of assets                      0.8         (0.4)               (0.2)            0.2
                                              -----        -----               -----           -----
                                              $16.3        $(3.6)              $(1.2)          $11.5
                                              =====        =====               =====           =====



     (1) Of the planned downsizing of 2,072 positions, 1,851 reductions had been implemented as of March 31, 2003. The employee groups affected by these restructuring actions were in the office products business and include plant and administrative hourly and salaried employees.

     (2) The $1.0 million included in non-cash write-offs represents a reclassification of employment termination costs to accrued pension.

          The Company expects that all remaining payments will be made within the next twelve months.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Comprehensive Loss

          The components of accumulated other comprehensive loss are as follows:


                                          Foreign            Minimum                Accumulated
                                         currency       pension liability       other comprehensive
                                        adjustments        adjustment                  loss
                                       ------------     -----------------       -------------------
                                                          (In millions)
Balance at December 31, 2001             $(113.6)           $ (18.1)                  $(131.7)
Changes in three months                     (2.0)              (0.1)                     (2.1)
                                         -------            -------                   -------
Balance at March 31, 2002                $(115.6)           $ (18.2)                  $(133.8)
                                         =======            =======                   =======

Balance at December 31, 2002             $ (92.5)           $ (85.1)                  $(177.6)
Changes in three months                     19.6                  -                      19.6
                                         -------            -------                   -------
Balance at March 31, 2003                $ (72.9)           $ (85.1)                  $(158.0)
                                         =======            =======                   =======



          Included in the foreign currency adjustments balance at March 31, 2003 is total deferred derivative loss of $0.7 million.


12.  Subsequent Event

          On April 16, 2003, the home and hardware business acquired American Lock Company, a U.S.-based manufacturer of security and safety hardware for $31.5 million.

          This operation will be included in consolidated results from the date of acquisition.


13.  Pending Litigation

     Tobacco Litigation and Indemnification

          On December 22, 1994, the Company sold The American Tobacco Company
     (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has since merged into B&W

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.  Pending Litigation (Continued)

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

     Other Litigation

          There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, has been named as a defendant in approximately 165 cases claiming personal injury from asbestos. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes it has meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

          In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with their business and operations. It is not possible to predict the outcome of the

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

13.  Pending Litigation (Concluded)

     pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

14.  Environmental

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income and the condensed consolidated statements of cash flows and stockholders' equity for the three-month periods ended March 31, 2003 and March 31, 2002. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated January 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP



Chicago, Illinois 60606
April 15, 2003

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ----------------------------------------------


                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     --------------------------------------

         Results of Operations for the Three Months Ended March 31, 2003
              as Compared to the Three Months Ended March 31, 2002
--------------------------------------------------------------------------------


                                                    Net Sales
                                             ----------------------
                                                2003         2002
                                             ---------     --------
                                                 (In millions)
                Home and hardware             $   620.6     $  520.3
                Spirits and wine                  239.2        234.7
                Golf                              282.4        266.0
                Office                            249.9        249.4
                                              ---------     --------
                                              $ 1,392.1     $1,270.4
                                              =========     ========


                                                Operating Income
                                             ---------------------
                                               2003          2002
                                             -------        ------
                                                  (In millions)
                   Home and hardware          $ 88.3        $ 70.0
                   Spirits and wine             57.9          56.3
                   Golf                         32.7          30.9
                   Office                        8.0           3.9
                 Less:
                   Corporate expenses           14.3          12.1
                                              ------        ------
                Operating Income              $172.6        $149.0
                                              ======        ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Fortune Brands, Inc. is a holding company with subsidiaries that manufacture or produce and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, golf equipment and office products. It earns cash and profits by building its consumer brands to grow sales, including the development of innovative new products and effective marketing campaigns, and improving its productivity and cost structure. It strives to enhance shareholder value by strategically positioning its businesses to achieve higher growth and higher returns, including through acquisitions, dispositions and joint ventures, and through other shareholder value initiatives such as using its financial resources to repurchase shares and pay attractive dividends.

The Company's net income increased 18% during the three months ended March 31, 2003 as compared to the same period in 2002. The increase was due primarily to the benefit of the acquisition and growth of the Omega Group cabinet company, cost savings and strong operating performance, particularly in our office, home and hardware and golf businesses. In 2003, the Company faces overall economic uncertainty and the impact of increased industry-wide expenses for pension, post-retirement benefit plans and insurance. The Company's operating units will also face challenges and opportunities unique to each of their industries, as discussed in this report.

FIRST QUARTER 2003 COMPARED TO 2002

Net sales
---------

Net sales increased $121.7 million, or 10%, to $1.4 billion. Sales benefited principally from the acquisition of Omega Holdings, Inc., a U.S.-based manufacturer of custom and semi-custom cabinetry, increased volumes associated with line extensions and the introduction of new products, principally in the golf and home and hardware businesses, as well as favorable foreign exchange. These benefits were offset, in part, by lower volumes in certain existing product lines, principally in the golf, home and hardware and office businesses, and the sale by the home and hardware business in November 2002 of its plumbing parts business.

Cost of products sold
---------------------
Cost of products sold increased $72.5 million, or 10%, on the higher sales.

Excise taxes on spirits and wine
--------------------------------
Excise taxes on spirits and wine decreased $4.2 million, or 6%, due to a product mix shift during the period.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Continued)
------------

Advertising, selling, general and administrative expenses
---------------------------------------------------------
Advertising, selling, general and administrative expenses increased $28.0 million, or 8%, on higher advertising and marketing expenditures, pension expense and general insurance costs, partially offset by cost savings achieved as a result of our restructuring actions and other cost containment initiatives across all of our operations, particularly in our office products business.

Amortization of intangibles
---------------------------
Amortization of intangibles increased $1.5 million to $4.8 million due to the amortization of certain finite-lived intangibles acquired as part of the Omega cabinets acquisition.

Restructuring charges
---------------------
For the three months ended March 31, 2003, we recorded pre-tax restructuring charges of $2.1 million ($1.4 million after tax). The charges principally related to asset write-offs and employee termination costs in the office products business.

For the three months ended March 31, 2002, we recorded pre-tax restructuring charges of $1.8 million ($1.2 million after tax). The charges principally related to employee termination costs, asset write-offs and costs associated with a consolidation of manufacturing facilities.

Interest and related expenses
-----------------------------
Interest and related expenses increased $1.4 million, or 8%. This increase reflected higher average borrowings to finance working capital requirements, share repurchases and the Omega cabinets acquisition.

Other income, net
-----------------
Other income, net increased $2.5 million to $8.9 million as a result of the favorable impact of exchange rates on our overseas transactions.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Continued)
------------

Income taxes
------------
Income taxes increased $8.8 million, or 17%. The reported effective income tax rates for the three-months ended March 31, 2003 and 2002 were 36.4% and 36.6%, respectively.

Minority interests
------------------
Minority interests increased $0.4 million to $4.3 million, due to the higher operating income in our office products business.

Net income
----------
Net income of $99.5 million, or 68 cents basic and 66 cents diluted per share, for the three months ended March 31, 2003 compared with net income of $84.0 million, or 57 cents basic and 55 cents diluted per share, for the three months ended March 31, 2002. The increase in net income of $15.5 million was principally due to higher net sales (resulting in part from the Omega acquisition) and cost savings resulting from our restructuring actions and other cost containment initiatives across all of our operations. These increases were partly offset by higher advertising and marketing expenditures, pension expense, general insurance costs and income taxes.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. FIN 46 is effective for newly created variable interest entities as of January 31, 2003 and will be effective for existing variable interest entities as of July 1, 2003. The adoption of FIN 46 will not have an impact on the Company's results or financial position.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Concluded)
------------

On an annual basis, we evaluate the assumptions used in determining our pension liabilities and assets as well as pension expense based upon historical returns on plan assets and current economic conditions at the time the assumptions are set.

The December 2001 review led to a reduction in both our weighted-average discount rate from 7.2% to 7.0% and weighted-average expected rate of return from 9.6% to 8.3%. These revisions led to an increase in pension expense of approximately $15 million to $21.9 million in 2002. Our December 2002 review led to a reduction of our weighted-average discount rate from 7.0% to 6.6% for 2003. Our weighted-average expected return on plan assets remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The 2002 revisions will result in an increase to our pension expense of approximately $10 to $15 million in 2003.

In addition, we expect to provide cash contributions in 2003 of approximately $40 million to fund existing pension liabilities for our qualified defined-benefit plans. A significant portion of these contributions will be made in the third quarter of 2003. Additional cash contributions in 2003 will be required as benefits are paid under our various supplemental defined-benefit plans. In 2002, our total defined-benefit plan cash contribution was $16.4 million.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Home and Hardware
-----------------

Net sales increased $100.3 million, or 19%, to $620.6 million. The increase was attributable to the acquisition and growth of Omega Holdings, Inc. and successful line extensions and new product introductions, principally faucets and cabinets. The sales growth was partially offset by the absence of the plumbing parts business and soft retail volume in our tool storage business. Operating income increased $18.3 million, or 26%, to $88.3 million on the higher sales and productivity gains partially offset by higher operating expenses.

Management expects that our home and hardware business will benefit from strong demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products.

The continued consolidation of the customer base in the home and hardware industry and increased price competition will continue to present challenges to us and our competitors. Customer consolidation will also present opportunities for the most innovative and efficient manufacturers.

Our home and hardware business may be impacted by the continued uncertain U.S. economic outlook and its potential impact on the U.S. housing and remodeling markets.


Spirits and Wine
----------------

Net sales increased $4.5 million, or 2%, to $239.2 million principally on favorable foreign exchange, growth in ready-to-drink Jim Beam and Cola in Australia, a price increase for Jim Beam bourbon and higher sales of DeKuyper cordials and super-premium products in the U.S. These benefits were partly offset by lower excise taxes associated with a mix shift in the U.S. during the period and lower volumes for the Jim Beam brand in the U.S.

Operating income increased $1.6 million, or 3%, to $57.9 million on the higher sales partly offset by increased operating expenses. The higher operating expenses reflect increased brand investment expenses and general and administrative costs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Spirits and Wine (Concluded)
----------------

Management expects that our spirits and wine business will benefit from growth in the premium and super-premium spirits market, and has focused its product development and marketing activities on those segments. Factors that could adversely affect results include: the possibility of excise tax increases; increased regulation; and continued softness in the restaurant and bar channel. In addition, the spirits and wine industry could be impacted by the continued trend towards consolidation of the supplier, distributor and retailer tiers.

Golf
----

Net sales increased $16.4 million, or 6%, to $282.4 million. The increase was led by significant share gains in golf clubs, line extensions and the introduction of new products in golf balls and golf clubs and favorable foreign exchange. These benefits were partly offset by the discontinuance of certain golf ball models and a change in product mix to lower-priced golf shoes as well as the effect of lower rounds of play resulting from weak economic and adverse weather conditions. Operating income increased $1.8 million, or 6%, to $32.7 million on the higher sales partly offset by higher operating expenses.

Management believes our golf products business will benefit over the long term by the increasing attraction of golf to maturing baby boomers and potential growth in international markets.

As competitors with significant brand awareness have entered the category, the golf ball industry has experienced increased price competition. Largely as a result of the introduction of the new Titleist Pro V1, Pro V1x, NXT and DT SoLo golf ball models, as well as the Pinnacle Power Core golf ball model, our golf ball business has gained U.S. market share in the past year. These market share gains have tempered the effects of price competition and lower rounds of play.

The ability of the Company's golf business to maintain and increase revenues will depend upon continued strong innovation and marketing across

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


Golf (Concluded)
-----

product categories, including the promotion of its products by professional golfers.

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


Office
------

Net sales of $249.9 million were flat versus the same three-month period last year. The benefits of favorable foreign exchange and successful line extensions were offset by lower volumes in certain existing product lines due to weak economic growth, particularly in white-collar employment, and the continued growth of private-label products. While inventories at North American retailers are roughly half the level they were two years ago, industry-wide inventory reductions are abating.

Operating income increased $4.1 million, or 105%, to $8.0 million as a result of the business's ongoing repositioning, including successful cost and asset reduction initiatives as well as favorable foreign exchange. The profit recovery in the business was broad-based, with particularly strong gains in our key international markets, Europe and Australia.

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

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
     ----------------------------------------------------------------------


Office (Concluded)
------

Since 2001, we have been repositioning and restructuring the office products business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, divesting or discontinuing non-strategic and low-return product categories and reducing overhead expenses and excess capacity. As a result of this plan, during the three-months ended March 31, 2003, we recorded total after-tax restructuring and restructuring-related charges of $4.2 million ($6.5 million pre tax) as part of the final phase of our office products repositioning. Once completed, this restructuring action will have reduced the business' manufacturing and distribution square footage by approximately one-third, providing significant cost savings. These actions have already generated significant working capital improvements. We expect to record additional after-tax charges of $20 to $25 million ($30 to $40 million pre tax) to complete this final phase. The overall office products repositioning program will continue to be self-funding within the office products business.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided from operating activities of $48.8 million for the three months ended March 31, 2003 compared with $62.3 million for the same three-month period last year. The higher cash flow in 2002 reflects the benefit of inventory reduction efforts in the office products business.

Net cash used by investing activities for the three months ended March 31, 2003 was $28.4 million, compared with $30.3 million in the same three-month period last year.

Net cash provided by financing activities for the three months ended March 31, 2003 was $66.0 million, compared with $10.7 million in the same three-month period last year. During the three months ended March 31, 2003, purchases of our common stock amounted to $90.3 million (2,000,000 shares repurchased) and proceeds received from the exercise of stock options ($5.7 million) decreased as options exercises were lower than in the same three-month period last year.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
      ---------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Concluded)
-------------------------------

Total debt increased $215.8 million during the three-month period ended March 31, 2003. This increase reflected higher average borrowings to finance working capital requirements and share repurchases. The ratio of total debt to total capital increased to 33.3% at March 31, 2003 from 29.5% at December 31, 2002.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Guarantees and Commitments:

Third-party guarantees executed in connection with the formation of two spirits and wine distribution joint ventures total approximately $70 million as of March 31, 2003. We are required to perform under these guarantees in the event that the guaranteed party fails to make contractual payments. We do not carry a liability for these guarantees as they have been excluded from the initial recognition and measurement provisions of FASB Financial Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

Indemnification Contracts:

We have provided certain indemnities pursuant to which we may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestitures such as environmental, tax, product liability, employee liability and other contingencies depending on the transaction. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The duration of the indemnities varies, and in some cases is indefinite. We have not recorded any liability for these indemnities in the consolidated financial statements.

We have not made any payments related to indemnity obligations that were material to the company's financial position or results of operations for any quarter. Furthermore, we do not expect that any sums we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2003 or in subsequent periods.

In addition, we are contingently liable for surety bonds of $20.2 million.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

CAUTIONARY STATEMENT
--------------------

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, returns on pension assets, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home and hardware and golf products businesses, expenses and disruptions related to shifts in manufacturing to different locations and sources, the impact of weak conditions in the leisure travel industry on our golf and spirits and wine businesses as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   --------------------------------------------------------

          There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2002.

Item 4.   CONTROLS AND PROCEDURES.
-------   ------------------------

          (a) Evaluation of Disclosure Controls and Procedures

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

Individual Cases

          On May 1, 2003, there were approximately 34 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 34 such cases as of February 24, 2003 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Class Actions

          As of May 1, 2003, there were approximately nine purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately nine such cases on February 24, 2003, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Health Care Cost Recovery Actions

          As of May 1, 2003, there were approximately four health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately four such cases as of February 24, 2003, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

List of Pending Cases

          See Exhibit 99.1 to this Form 10-Q for a list of additional proceedings involving the smoking and health controversy in which Registrant has been named as a defendant and not previously reported.

List of Terminated Cases

          See Exhibit 99.1 to this Form 10-Q for a list of smoking and health proceedings, in which Registrant has been named as a defendant, which have been terminated and have not previously been reported as such.

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

          Reference is made to Note 13, "Pending Litigation" in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

   (a)    Exhibits

 10a1. Amendment effective as of February 3, 2003 to the Agreement between Norman M. Wesley and the Company constituting Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*

 10a2. Amendment dated February 3, 2003 to the Severance and Retirement Agreement between Norman H. Wesley and the Company constituting
          Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12,
          2000.*

 12.      Statement re computation of ratio of earnings to fixed charges.

 15. Letter from PricewaterhouseCoopers LLP dated May 14, 2003 re unaudited financial information.

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

   (b)    Reports on Form 8-K

Registrant filed a Current Report on Form 8-K, dated January 23, 2003, in respect of Registrant's press release dated January 22, 2003 announcing Registrant's financial results for the fiscal year ended December 31, 2002 (Items 5 and 7(c)).

Registrant furnished a Current Report on Form 8-K, dated February 18, 2003, in respect of distribution of Registration's revised investor brochure that was first distributed on February 18, 2002 and Registrant's press release dated February 18, 2003 regarding the Company's first quarter 2003 performance (Item 7(c) and 9).

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FORTUNE BRANDS, INC.
                                             --------------------
                                                 (Registrant)



Date:  May 15, 2003                          By /s/ C. P. Omtvedt
     -------------------                       ---------------------------------
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

Date:    May 15, 2003

                                                       /s/ Norman H. Wesley
                                                       -------------------------
                                                       Norman H. Wesley
                                                       Chairman and
                                                       Chief Executive Officer

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



Date:   May 15, 2003                                   /s/ C.P. Omtvedt
                                                       -------------------------
                                                       C.P. Omtvedt
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


                                                                  Sequentially
Exhibit                                                           Numbered Page
-------                                                           -------------

   10a1. Amendment effective as of February 3, 2003 to the Agreement between Norman M. Wesley and the Company constituting Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*

   10a2. Amendment dated February 3, 2003 to the Severance and Retirement Agreement between Norman H. Wesley and the Company constituting
            Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12,
            2000.*

   12.      Statement re computation of ratio of earnings to fixed charges.

   15. Letter from PricewaterhouseCoopers LLP dated May 14, 2003 re unaudited financial information.

   99.1     List of Pending/Terminated Cases.

   99.2 Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.