Form 10-Q
period 2003-06-30
FORTUNE BRANDS INC
filed 2003-08-14
CIK 789073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                           Commission file number 1-9076
ended June 30, 2003

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

The number of shares outstanding of the Registrant's common stock, par value $3.125 per share, at July 31, 2003 was 145,241,192 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In millions)
                                   (Unaudited)

                                                                 June 30,   December 31,
                                                                   2003       2002
                                                                ----------  ------------
Assets
  Current assets
   Cash and cash equivalents                                    $    132.3   $     15.4
   Accounts receivable, net                                          993.8        845.1

   Inventories
    Bulk whiskey                                                     220.3        200.5
    Other raw materials, supplies and
     work in process                                                 255.8        247.0
    Finished products                                                393.7        388.3
                                                                ----------  ----------
                                                                     869.8        835.8

  Other current assets                                               272.1        206.8
                                                                ----------  ----------
    Total current assets                                           2,268.0      1,903.1

  Property, plant and equipment, net                               1,184.9      1,189.6

  Goodwill resulting from business
   acquisitions, net                                               1,511.0      1,443.6

  Other intangible assets resulting
   from business acquisitions, net                                   875.9        889.1

  Other assets                                                       404.1        396.8
                                                                ----------  ----------
   Total assets                                                 $  6,243.9   $  5,822.2
                                                                ==========  ==========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                 June 30,   December 31,
                                                                   2003        2002
                                                                ---------   -----------
Liabilities and stockholders' equity

 Current liabilities
  Notes payable to banks                                        $    37.2   $     37.8
  Commercial paper                                                  373.0        123.5
  Current portion of long-term debt                                 132.6        132.9
  Accounts payable                                                  279.9        268.2
  Accrued taxes                                                     393.3        316.7
  Accrued customer programs                                         148.4        152.8
  Accrued salaries, wages and other compensation                    119.0        141.3
  Accrued expenses and other liabilities                            330.2        341.5
                                                                ---------   ----------
   Total current liabilities                                      1,813.6      1,514.7

Long-term debt                                                      841.5        841.7
Deferred income                                                     186.8        200.2
Postretirement and other liabilities                                579.7        553.5
                                                                ---------   ----------
   Total liabilities                                              3,421.6      3,110.1
                                                                ---------   ----------

Minority interest in consolidated subsidiaries                      368.4        398.9

Stockholders' equity
 $2.67 Convertible Preferred stock -
  redeemable at Company's option                                      7.7          7.9
 Common stock, par value $3.125 per
  share, 229.6 million shares issued                                717.4        717.4
Paid-in capital                                                     115.2        116.0
Accumulated other
 comprehensive loss                                                (125.2)      (177.6)
Retained earnings                                                 4,727.0      4,529.9
Treasury stock, at cost                                          (2,988.2)    (2,880.4)
                                                                ---------   ----------
   Total stockholders' equity                                     2,453.9      2,313.2
                                                                ---------   ----------
    Total liabilities and
      stockholders' equity                                      $ 6,243.9   $ 5,822.2
                                                                =========   =========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 for the Six Months Ended June 30, 2003 and 2002
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                       2003          2002
                                                     --------      --------
Net sales                                            $2,974.2      $2,783.0

 Cost of products sold                                1,627.2       1,522.8
 Excise taxes on spirits and wine                       141.8         149.3
 Advertising, selling, general and
  administrative expenses                               762.9         719.3
 Amortization of intangibles                              9.5           6.7
 Restructuring charges                                    7.8          19.3
 Write-down of identifiable intangibles                  12.0             -
                                                     --------      --------
Operating income                                        413.0         365.6
                                                     --------      --------
 Interest and related expenses                           36.8          37.7
 Other income                                           (16.7)        (30.3)
                                                     --------      --------
Income before income taxes                              392.9         358.2
 Income taxes                                           108.5          69.6
 Minority interests                                       8.2           7.7
                                                     --------      --------
Net income                                           $  276.2      $  280.9
                                                     ========      ========
Earnings per common share

 Basic                                               $   1.89      $   1.88
                                                     ========      ========

 Diluted                                             $   1.85      $   1.82
                                                     ========      ========

Dividends paid per common share                      $   0.54      $   0.50
                                                     ========      ========
Average number of common shares outstanding

 Basic                                                  145.7         149.5
                                                     ========      ========
 Diluted                                                149.7         154.3
                                                     ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                for the Three Months Ended June 30, 2003 and 2002
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                       2003          2002
                                                     --------      --------
Net sales                                            $1,582.1      $1,512.6

 Cost of products sold                                  856.5         824.6
 Excise taxes on spirits and wine                        71.3          74.6
 Advertising, selling, general and
  administrative expenses                               391.5         375.9
 Amortization of intangibles                              4.7           3.4
 Restructuring charges                                    5.7          17.5
 Write-down of identifiable intangibles                  12.0             -
                                                     --------      --------
Operating income                                        240.4         216.6
                                                     --------      --------
 Interest and related expenses                           18.6          20.9
 Other income, net                                       (7.8)        (23.9)
                                                     --------      --------
Income before income taxes and minority interests       229.6         219.6

 Income taxes                                            49.0          18.9
 Minority interests                                       3.9           3.8
                                                     --------      --------
Net income                                           $  176.7      $  196.9
                                                     ========      ========

Earnings per common share
 Basic                                               $   1.22      $   1.31
                                                     ========      ========
 Diluted                                             $   1.18      $   1.27
                                                     ========      ========
 Dividends paid per common share                     $   0.27      $   0.25
                                                     ========      ========

Average number of common shares outstanding
 Basic                                                  145.2         150.3
                                                     ========      ========
 Diluted                                                149.5         155.1
                                                     ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the Six Months Ended June 30, 2003 and 2002
                                  (In millions)
                                   (Unaudited)

                                                       2003          2002
                                                     -------       -------
Operating activities
 Net income                                          $ 276.2       $ 280.9
 Restructuring charges                                   3.5           6.0
 Depreciation and amortization                          93.9          86.0
 Deferred income taxes                                  33.8          15.9
 Write-down of identifiable intangibles                 12.0             -
 Increase in accounts receivable                      (117.7)        (66.1)
 (Increase) decrease in inventories                     (6.3)         49.7
 Decrease in accounts payable, accrued
  expenses and other liabilities                       (25.2)       (100.4)
 Increase in accrued taxes                              13.1          49.4
 Tax benefit on exercise of stock options                2.7          22.8
 Other operating activities, net                       (35.4)        (73.8)
                                                     -------       -------
  Net cash provided from operating activities          250.6         270.4
                                                     -------       -------
Investing activities
 Additions to property, plant and equipment            (70.4)        (75.1)
 Acquisitions, net of cash acquired                    (78.6)       (433.0)

 Proceeds from the disposition of property, plant
    and equipment                                        5.4           2.1
                                                     -------       -------
  Net cash used by investing activities               (143.6)       (506.0)
                                                     -------       -------

Financing activities
 Increase in short-term debt, net                      245.4         358.4
 Dividends paid to stockholders                        (79.1)        (75.3)
 Issuance of long-term debt                                -          25.0
 Repayment of long-term debt                            (0.5)       (100.7)
 Cash purchases of common stock for treasury          (140.6)        (85.0)
 Proceeds received from exercise of stock options       22.7         120.8
 Other financing activities, net                       (49.0)            -
                                                     -------       -------
  Net cash (used) provided by financing activities      (1.1)        243.2
                                                     -------       -------
Effect of foreign exchange rate changes on cash         11.0          (0.6)
                                                     -------       -------
  Net increase in cash and cash equivalents            116.9           7.0

Cash and cash equivalents at beginning of period     $  15.4       $  48.7
                                                     -------       -------
Cash and cash equivalents at end of period           $ 132.3       $  55.7
                                                     =======       =======

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the Six Months Ended June 30, 2003 and 2002
                                  (In millions)
                                   (Unaudited)

                                           $2.67                             Accumulated
                                         Convertible                            other                    Treasury
                                          Preferred    Common    Paid-in    comprehensive   Retained      stock,
                                           Stock       stock     capital        loss        earnings      at cost      Total
=============================================================================================================================
Balance at December 31, 2001               $  8.6     $  717.4   $  113.2     $ (131.7)    $  4,157.7   $ (2,762.5)  $2,102.7
Comprehensive income
   Net income                                  --           --         --           --          280.9           --      280.9
   Changes during the period                   --           --         --         17.7             --           --       17.7
                                           ------     --------   --------     --------     ----------   ----------   --------
Total comprehensive income                     --           --         --         17.7          280.9           --      298.6
                                           ------     --------   --------     --------     ----------   ----------   --------
Dividends                                      --           --         --           --          (75.3)          --      (75.3)
Purchases                                      --           --         --           --             --        (85.4)     (85.4)
Tax benefit on exercise of stock
   options                                     --           --       22.8           --             --           --       22.8
Conversion of preferred stock
        delivery of stock plan shares
        and the sale of stock in a
        subsidiary                           (0.5)          --      (23.0)          --             --        141.0      117.5
                                           ------     --------   --------     --------     ----------   ----------   --------
Balance at June 30, 2002                   $  8.1     $  717.4   $  113.0     $ (114.0)    $  4,363.3   $ (2,706.9)  $2,380.9
                                           ======     ========   ========     ========     ==========   ==========   ========

Balance at December 31, 2002               $  7.9     $  717.4   $  116.0     $ (177.6)    $  4,529.9   $ (2,880.4)  $2,313.2

Comprehensive income
   Net income                                  --           --         --           --          276.2           --      276.2
   Changes during the period                   --           --         --         52.4             --           --       52.4
                                           ------     --------   --------     --------     ----------   ----------   --------
Total comprehensive income                     --           --         --         52.4          276.2           --      328.6
                                           ------     --------   --------     --------     ----------   ----------   --------
Dividends                                      --           --         --           --          (79.1)          --      (79.1)
Purchases                                      --           --         --           --             --       (137.4)    (137.4)
Tax benefit on exercise of stock
   options                                     --           --        2.7           --             --           --        2.7
Conversion of preferred stock and
   delivery of stock plan shares             (0.2)          --       (3.5)          --             --         29.6       25.9
                                           ------     --------   --------     --------     ----------   ----------   --------
Balance at June 30, 2003                   $  7.7     $  717.4   $  115.2     $ (125.2)    $  4,727.0   $ (2,988.2)  $2,453.9
                                           ======     ========   ========     ========     ==========   ==========   ========

            See Notes to Condensed Consolidated Financial Statements.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

          The condensed consolidated balance sheet as of June 30, 2003, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and restructuring-related charges in 2003 and 2002 and write-downs of identifiable intangibles in 2003. Interim results may not be indicative of results for a full year.

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

2.   Accounting Changes

     Costs Associated with Exit or Disposal Activities

          In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to initially recognize and measure costs associated with exit or disposal activities at fair value only when the liability is incurred, rather than at the date the Company commits to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's operating results or financial position for the three-month or six-month periods ended June 30, 2003.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Accounting Changes (Concluded)

     Costs Associated with Exit or Disposal Activities (Concluded)

          See Note 12 to the Condensed Consolidated Financial Statements for further discussion.

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

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

          Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of SFAS 150 will not have an impact on the Company's results or financial position.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Guarantees and Commitments

          Financial Accounting Standards Board Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Others," was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the guarantee. The initial recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002.

          Guarantees and Commitments: As of June 30, 2003, the Company had third-party guarantees totaling approximately $72.0 million. These represent guarantees of Maxxium Worldwide B.V. (Maxxium), the Company's spirits and wine business's international sales and distribution joint venture. The Company is required to perform under these guarantees in the event that the guaranteed party fails to make contractual payments. During the six months ended June 30, 2003, the Company renewed its guarantee of Maxxium's credit facilities. The renewal resulted in an extension of the expiration date of the credit facility's committed portion from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of FIN 45, the Company recorded a liability of approximately $2.0 million as of June 30, 2003 to reflect the fair value of the guarantees to Maxxium (through a reduction in the credit facility's interest rate).

          The Company has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities related to various representations typically included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, payments under these divestiture-related indemnity obligations can not be reasonably estimated. The duration of the indemnities varies, and in some cases is indefinite. We have not recorded any liability for these indemnities in the consolidated financial statements. The Company has not made any payments related to indemnity obligations that were material to the company's financial position or results of operations for any quarter. Furthermore, the Company does not expect that any sums it may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2003 or in subsequent periods.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Acquisitions

          In April 2003, the Home and Hardware business acquired American Lock Company, a U.S.-based manufacturer of solid body padlocks. In addition, in June 2003 the Home and Hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. The aggregate cost of these acquisitions was $78.6 million. The cost exceeded the estimated fair value of net assets acquired by approximately $60 million. The Company is still in the process of valuing and allocating the other identifiable intangibles acquired; we expect to complete this process by December 31, 2003.

          The businesses acquired have been included in consolidated results from the date of acquisition. Had the acquisitions been consolidated as of January 1, 2002, they would not have materially affected results.

          In April 2002, the Home and Hardware business acquired Omega Holdings, Inc. (Omega), a U.S.-based manufacturer of custom and semi-custom cabinetry. If Omega had been included in our results of operations for the full six months ended June 30, 2002, the Company's unaudited pro forma net sales, net income and diluted earnings per share would each have been 3% higher.

5.   Goodwill and Other Identifiable Intangibles

          The Company carries finite-lived identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years. The gross carrying value and accumulated amortization of the Company's amortizable intangible assets were $574.3 million and $186.5 million, respectively, as of June 30, 2003. During the six months ended June 30, 2003, the Company recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of select identifiable intangibles, specifically trade names, in our Office business.

          The Company's intangible amortization was $9.5 million and $6.7 million for the six months ended June 30, 2003 and 2002, respectively. The Company expects to record intangible amortization of approximately $19 million for each of the next five fiscal years ending December 31, 2003 through December 31, 2007.

          In addition to these amortizable intangibles, the Company also had goodwill of approximately $1.5 billion as of June 30, 2003 and indefinite-lived intangibles, principally tradenames, of $488.1 million as of June 30, 2003. The change in goodwill during the six

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Goodwill and Other Identifiable Intangibles (Concluded)

     months ended June 30, 2003 of $67.4 million was attributable to the American Lock and Capital Cabinets acquisitions, Omega purchase accounting and foreign currency fluctuations.

6.   Minority Interest in Consolidated Subsidiaries

          In April 2003, the balance sheet caption "Minority interest in consolidated subsidiaries" decreased as a result of a return of capital by the Company's spirits and wine business to its shareholders.

7.   Income Taxes

          During the six months ended June 30, 2003, the Internal Revenue Service (IRS) completed its audit of our 1993-1996 tax returns. As a result, we recorded a $35.0 million tax reserve reversal. In the third quarter, we anticipate receiving a cash refund of approximately $35.0 million and recording an after-tax gain of approximately $7 million after review and approval by the Congressional Joint Committee. During the six months ended June 30, 2002, the Company recorded a tax benefit of $61.7 million plus after-tax interest of $9.6 million. This resulted from new IRS regulations, issued in March 2002, that reinterpret the capital loss disallowance rules and enabled the Company to utilize a tax loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The Company will receive cash representing the 1997 tax refund and related interest upon the conclusion of the IRS's regular audit of our 1997 tax returns.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Information on Business Segments

          Net sales for the six and three months ended June 30, 2003 and 2002 by segment are as follows:

                Six Months Ended June 30,
                -------------------------
                                    Net Sales
                                  -------------
                             2003                  2002
                             ----                  ----
                                   (In millions)
 Home and hardware         $1,324.6              $1,191.0
 Spirits and wine             492.8                 480.8
 Golf                         654.2                 600.7
 Office                       502.6                 510.5
                           --------              --------
                           $2,974.2              $2,783.0
                           ========              ========

              Three Months Ended June 30,
              ---------------------------
                                   Net Sales
                                   ---------
                            2003              2002
                            ----              ----
                                (In millions)
Home and hardware         $  704.0          $  670.7
Spirits and wine             253.6             246.1
Golf                         371.8             334.7
Office                       252.7             261.1
                          --------          --------
                          $1,582.1          $1,512.6
                          ========          ========

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Information on Business Segments (Concluded)

          Operating income for the six and three months ended June 30, 2003 and 2002 by segment are as follows:

            Six Months Ended June 30,
            -------------------------
                              Operating Income
                              ----------------
                           2003            2002
                           ----            ----
                              (In millions)
Home and hardware         $207.7          $177.7
Spirits and wine           127.4           124.9
Golf                       101.2            94.0
Office                       4.9            (7.5)

Less:
 Corporate expenses         28.2            23.5
                          ------          ------
Operating income          $413.0          $365.6
                          ======          ======

            Three Months Ended June 30,
            ---------------------------
                               Operating Income
                               ----------------
                           2003             2002
                           ----             ----
                               (In millions)
Home and hardware         $119.4           $107.7
Spirits and wine            69.5             68.6
Golf                        68.5             63.1
Office                      (3.1)           (11.4)

Less:
 Corporate expenses         13.9             11.4
                          ------           ------
Operating income          $240.4           $216.6
                          ======           ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Earnings Per Share

          The computation of basic and diluted earnings per common share for "Net income" is as follows:

                                             Six Months Ended     Three Months Ended
                                                June 30,              June 30,
                                             -----------------    ------------------
                                              2003       2002      2003       2002
                                              ----       ----      ----       ----
                                             (In millions, except per share amounts)
Net income                                   $ 276.2    $280.9    $176.7    $ 196.9
    Less: Preferred stock dividends              0.3       0.4       0.2        0.2
                                             -------    ------    ------    -------
Income available to common
    stockholders - basic                       275.9     280.5     176.5      196.7
Convertible Preferred stock
    dividend requirements                        0.3       0.4       0.2        0.2
                                             -------    ------    ------    -------
Income available to common
    stockholders - diluted                   $ 276.2    $280.9    $176.7    $ 196.9
                                             =======    ======    ======    =======

Weighted average number of common
    shares outstanding - basic                 145.7     149.5     145.2      150.3
Conversion of Convertible
    Preferred stock                              1.6       1.7       1.6        1.7
Exercise of stock options                        2.4       3.1       2.7        3.1
                                             -------    ------    ------    -------
Weighted average number of common
     shares outstanding - diluted              149.7     154.3     149.5      155.1
                                             =======    ======    ======    =======
Earnings per common share
     Basic                                     $1.89    $ 1.88    $ 1.22    $  1.31
                                             =======    ======    ======    =======
     Diluted                                 $  1.85    $ 1.82    $ 1.18    $  1.27
                                             ========    ======   ======    =======

10.  Stock Plans

          The 1999 and 2003 Long-Term Incentive Plans authorize the granting to key employees of the Company and its subsidiaries of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards, any of which may be granted alone or in combination with other types of awards or dividend equivalents. Grants under the 1999 Long-Term Incentive Plan may be made on or before December 31, 2004 for up to 12 million shares of common stock. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. Under each plan, no more than two million shares may be granted to any one individual.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Stock Plans (Continued)

          No new stock-based awards may be made under the 1990 Long-Term Incentive Plan, but existing awards already issued may continue to be exercised or paid pursuant to their terms.

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

          The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock plans as allowed under Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for the fixed stock options been determined in accordance with SFAS 148, pro forma net income and earnings per common share for the six and three months ended June 30, 2003 and 2002 would have been as follows:

                            Six Months Ended June 30,
                            -------------------------

(In millions, except per share amounts)       2003                2002
Net income - as reported                     $ 276.2             $ 280.9
                                             -------             ------
Deduct: Total stock-based
   employee compensation determined
   under the fair-value based method
   for all awards, net of tax                   10.5                 6.7
                                             -------             -------

Pro forma net income                         $ 265.7             $ 274.2
                                             =======             =======
Earnings per Common share
      Basic - as reported                    $  1.89             $  1.88
      Basic - pro forma                      $  1.82             $  1.83

      Diluted - as reported                  $  1.85             $  1.82
      Diluted - pro forma                    $  1.77             $  1.77

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Stock Plans (Concluded)

                           Three Months Ended June 30,
                           ---------------------------

(In millions, except per share amounts)        2003              2002
                                             -------           -------
Net income - as reported                     $ 176.7           $ 196.9
                                             -------           -------
Deduct: Total stock-based
    employee compensation determined
    under the fair-value based method
    for all awards, net of tax                   5.5               3.7
                                             -------           -------

Pro forma net income                         $ 171.2           $ 193.2
                                             =======           =======
Earnings per Common share
      Basic - as reported                    $  1.22           $  1.31
      Basic - pro forma                      $  1.18           $  1.29

      Diluted - as reported                  $  1.18           $  1.27
      Diluted - pro forma                    $  1.15           $  1.25

          The weighted-average fair values of options granted during the six months ended June 30, 2003 and 2002 were $10.84 and $11.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the six months ended June 30, 2003 and 2002:

                                           2003                     2002
                                           ----                     ----
Expected dividend yield                    2.5%                     2.3%
Expected volatility                       31.1%                    30.0%
Risk-free interest rate                    2.7%                     4.1%
Expected term                           4.5 Years                4.5 Years

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

          The following table summarizes the activity related to the Company's product warranty liability during the six-month period ended June 30, 2003:

(In millions)

Balance as of January 1, 2003                                  $  9.2
Accruals for warranties issued during 2003                       15.1
Settlements made (in cash or in kind) during 2003               (11.9)
                                                               ------
Balance as of June 30, 2003                                    $ 12.4
                                                               ======

12.  Restructuring and Restructuring-Related Charges

     RESTRUCTURING AND RESTRUCTURING-RELATED CHARGES

          In April 2001, the Company announced that as a result of its evaluation of strategic options for its Office business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. In conjunction with this restructuring program, during the six and three months ended June 30, 2003, the Company's Office business recorded charges associated with consolidation of manufacturing facilities and employee termination.

          In addition, the Company's Golf business recorded charges associated with the consolidation of golf ball manufacturing facilities into its two newest production facilities, as follows:

                                        Restructuring Charges
                     --------------------------------------------------------
                     Six Months Ended                      Three Months Ended
                      June 30, 2003                          June 30, 2003
                     ----------------                      ------------------
                                            (In millions)
Golf                     $2.0                                     $2.0
Office                   $5.8                                     $3.7

          The Golf charges relate to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Restructuring and Restructuring-Related Charges (Continued)

          The Office charges principally relate to employment termination costs and asset write-offs associated with the consolidation of manufacturing facilities.

          Pursuant to the provisions of SFAS 146, the following tables represent the reconciliation of the restructuring charges and supplemental information for actions initiated after December 31, 2002.

                                                       2003           Cash         Non-Cash                 Balance at
                                                     Provision    Expenditures    Write-offs   Adjustments   6/30/03
                                                     ---------    ------------    ----------   ----------   ----------
Rationalization of
   operations
     Employment
       termination costs                                $3.6        $ (2.6)          $   -           -         $ 1.0
     Other                                               0.6          (0.3)           (0.1)          -           0.2
Loss on disposal of assets                               3.6             -            (3.5)          -           0.1
                                                        ----        ------           -----       -----         -----
                                                        $7.8        $ (2.9)          $(3.6)      $   -         $ 1.3
                                                        ====        ======           =====       =====         =====

          The Company expects that substantially all remaining cash expenditures will be made within the next twelve months.

          The Office business expects to record additional after-tax restructuring and restructuring-related charges of $25 to $30 million ($40 to $50 million pre tax) to complete the final phase of its restructuring program. The Office business expects to complete the program in 2004.

          The Golf business expects to record additional after-tax restructuring and restructuring-related charges of approximately $6 million ($10 million pre tax) over the next twelve months.

          In addition, the Company recorded the following charges for the six and three-month periods ended June 30, 2002.

                                     Restructuring Charges
                       -----------------------------------------------
                       Six Months Ended             Three Months Ended
                        June 30, 2002                 June 30, 2002
                       ----------------             ------------------
                                       (In millions)
Office                     $19.3                         $ 17.5

          The charges principally related to employee termination costs, asset write-offs and costs associated with a consolidation of manufacturing and distribution facilities.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Restructuring and Restructuring-Related Charges (Continued)

          During the six and three months ended June 30, 2003, the Company recorded pre-tax restructuring-related charges as follows:

                                       Restructuring-related Charges
                    ------------------------------------------------------------------
                           Six Months Ended                  Three Months Ended
                            June 30, 2003                      June 30, 2003
                    --------------------------------    ------------------------------
                                             (In millions)
                    Cost of                             Cost of
                     Sales        SG&A                   Sales     SG&A
                    Charges     Charges     Total       Charges   Charges       Total
Office               $ 5.0        $ 0.3      $ 5.3       $ 0.7     $ 0.2        $ 0.9

          The restructuring-related charges include the relocation of manufacturing and distribution facilities and inventory write-offs associated with the discontinuance of certain unprofitable product lines.

          In addition, the Company recorded the following restructuring-related charges for the six and three-month periods ended June 30, 2002:

                                       Restructuring-related Charges
                    ------------------------------------------------------------------
                           Six Months Ended                  Three Months Ended
                            June 30, 2003                      June 30, 2003
                    --------------------------------    ------------------------------
                                             (In millions)
                    Cost of                             Cost of
                     Sales        SG&A                   Sales     SG&A
                    Charges     Charges     Total       Charges   Charges       Total
                    -------     -------     -----       -------   -------       -----
Office               $ 2.5      $ 0.9       $ 3.4        $ 1.8     $ 0.2         $ 2.0

          The charges relate to the relocation of manufacturing facilities and inventory write-offs.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Restructuring and Restructuring-Related Charges (Concluded)

          The following table represents the reconciliation of the restructuring liability, as of June 30, 2003, for restructuring charges recognized prior to January 1, 2003 pursuant to EITF 94-3:

                                         Balance at         Cash           Non-Cash      Balance at
                                          12/31/02      Expenditures    Writeoffs (1)     6/30/03
                                         ----------     ------------    -------------    ----------
                                                                (In millions)
Rationalization of operations
     Employment termination costs (2)      $11.3          $ (5.4)         $ (0.7)(3)        $5.2
International distribution
  and lease agreements                       4.2            (0.7)            0.1             3.6
Loss on disposal of assets                   0.8            (0.6)           (0.2)              -
                                           -----          ------          ------            ----
                                           $16.3          $ (6.7)         $ (0.8)           $8.8
                                           =====          ======          ======            ====

          (1) Foreign exchange adjustments of $0.5 million are included in the category "Non-Cash Writeoffs."

          (2) Of the planned downsizing of 2,065 positions, 1,903 reductions had been implemented as of June 30, 2003. The employee groups affected by these restructuring actions were in the Office business and include plant and administrative hourly and salaried employees.

          (3) A reduction of $1.0 million is included in non-cash write-offs and represents a reclassification of employment termination costs to accrued pension.

          The Company expects that all remaining cash expenditures will be made by December 31, 2003.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Comprehensive Loss

          The components of accumulated other comprehensive loss are as follows:

                                             Foreign             Minimum             Accumulated
                                             currency       pension liability    other comprehensive
                                           adjustments          adjustment               loss
                                           ------------     -----------------    -------------------
                                                                 (In millions)
Balance at December 31, 2001                 $(113.6)            $ (18.1)              $(131.7)
Changes in six months                           17.8                (0.1)                 17.7
                                             -------             -------               -------
Balance at June 30, 2002                     $ (95.8)            $ (18.2)              $(114.0)
                                             =======             =======               =======

Balance at December 31, 2002                 $ (92.5)            $ (85.1)              $(177.6)
Changes in six months                           52.4                   -                  52.4
                                             -------             -------               -------
Balance at June 30, 2003                     $ (40.1)            $ (85.1)              $(125.2)
                                             =======             =======               =======

          Included in the foreign currency adjustments balance at June 30, 2003 is a deferred loss of $1.5 million related to the hedging of anticipated transactions denominated in foreign currencies.

14.  Pending Litigation

          Tobacco Litigation and Indemnification

          On December 22, 1994, the Company sold The American Tobacco Company
     (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has since merged into B&W (the "Indemnitor"), agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. The Indemnitor has complied with the terms of the indemnification agreement since 1994 and the Company is not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

          The Company is a defendant in numerous actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Pending Litigation (Concluded)

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

     Other Litigation

          There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, has been named as a defendant in approximately 155 cases claiming personal injury from asbestos. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes it has meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

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

15.  Environmental

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2003 and June 30, 2002, and the condensed consolidated statements of cash flows and stockholders' equity for the six-month periods ended June 30, 2003 and June 30, 2002. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois 60606
July 16, 2003

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

 Results of Operations for the Six Months Ended June 30, 2003 as Compared to the
                         Six Months Ended June 30, 2002

                                       Net Sales
                                   -----------------
                              2003                   2002
                              ----                   ----
                                     (In millions)
Home and hardware          $1,324.6               $1,191.0
Spirits and wine              492.8                  480.8
Golf                          654.2                  600.7
Office                        502.6                  510.5
                           --------               --------
                           $2,974.2               $2,783.0
                           ========               ========

                                                   Operating Income
                                                   ----------------
                                           2003                      2002
                                           ----                      ----
                                                    (In millions)
   Home and hardware                     $207.7                     $177.7
   Spirits and wine                       127.4                      124.9
   Golf                                   101.2                       94.0
   Office                                   4.9                       (7.5)
 Less:
   Corporate expenses                      28.2                       23.5
                                         ------                     ------
Operating income                         $413.0                     $365.6
                                         ======                     ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fortune Brands, Inc. is a holding company with subsidiaries that manufacture or produce and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, golf equipment and office products. It earns cash and profits by building its consumer brands to grow sales, including the development of innovative new products and effective marketing campaigns, and improving its productivity and cost structure. It strives to enhance shareholder value by strategically positioning its businesses to achieve higher growth and improved returns, including through acquisitions, dispositions and joint ventures, and through other shareholder value initiatives such as using its financial resources to repurchase shares and pay attractive dividends.

The Company's net income decreased 2% during the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to the lower tax benefits in 2003 compared with the prior year period. The decrease was partly offset by the benefit of the acquisition and growth of the Omega Group cabinet company, cost savings and strong operating performance, particularly in our Office, Home and Hardware and Golf businesses. In 2003, the Company faces overall economic uncertainty and the impact of increased industry-wide expenses for pension, post-retirement benefit plans and insurance. The Company's operating units will also face challenges and opportunities unique to each of their industries, as discussed in this report.

SIX MONTHS 2003 COMPARED TO 2002

Net Sales

Net sales increased $191.2 million, or 7%, to $3.0 billion. Sales benefited principally from increased volumes associated with line extensions and the introduction of new products, principally in the Golf and Home and Hardware businesses, the acquisition of cabinet manufacturer Omega Holdings, Inc., as well as favorable foreign exchange ($65 million). These benefits were offset, in part, by lower volumes in some existing product lines, principally in the Golf, Office and Home and Hardware businesses, and the divestiture by the Home and Hardware business in November 2002 of its plumbing parts business.

Cost of products sold

Cost of products sold increased $104.4 million, or 7%, on the higher sales.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased $7.5 million, or 5%, due to lower excise taxes during the period.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $43.6 million, or 6%, on higher advertising and marketing expenditures, pension expense and general insurance costs, partially offset by cost savings achieved as a result of our restructuring actions and other cost containment initiatives across all of our operations, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $2.8 million to $9.5 million due to the amortization, beginning July 1, 2002, of certain finite-lived intangibles recorded as part of the Omega cabinets acquisition.

Restructuring charges

For the six months ended June 30, 2003, we recorded pre-tax restructuring charges of $7.8 million ($5.1 million after tax). The charges principally related to the consolidation of manufacturing facilities and employee termination costs, principally in the Office business.

For the six months ended June 30, 2002, we recorded pre-tax restructuring charges of $19.3 million ($12.8 million after tax). The charges principally related to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing and distribution facilities in the Office business.

Write-down of identifiable intangibles

We recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of select identifiable intangibles, specifically trade names, in our Office business in conjunction with its current restructuring program.

Interest and related expenses

Interest and related expenses decreased $0.9 million, or 2%, on the lower average interest rates for the six months ended June 30, 2003 as compared to the prior year period.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Other income, net

Other income, net decreased $13.6 million to $16.7 million due to the absence in 2003 of interest income recorded on a tax receivable during the prior year period.

Income taxes

Income taxes increased $38.9 million, or 56%, as we recorded a lower tax benefit in 2003 compared with the prior year period. The reported effective income tax rates for the six months ended June 30, 2003 and June 30, 2002 were 27.6% and 19.4%, respectively. The effective income tax rate comparison was effected by the following items. During the six months ended June 30, 2003, the Internal Revenue Service (IRS) completed its audit of our 1993-1996 tax returns. As a result, we recorded a $35.0 million tax reserve reversal. In the third quarter, we anticipate receiving a cash refund of approximately $35.0 million and recording an after-tax gain of approximately $7 million after review and approval by the Congressional Joint Committee. During the six months ended June 30, 2002, we recorded a $61.7 million tax credit which resulted from new IRS regulations that reinterpreted the capital loss disallowance rules. The new regulations enabled us to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997.

Minority interests

Minority interests increased $0.5 million to $8.2 million, due to the higher operating income in our Office business.

Net income

Net income of $276.2 million, or $1.89 basic and $1.85 diluted per share, for the six months ended June 30, 2003 compared with net income of $280.9 million, $1.88 basic and $1.82 diluted per share, for the six months ended June 30, 2002. The decrease in net income of $4.7 million, or 2%, was principally due to the lower tax benefits recorded in 2003 compared with the prior year period. Partly offsetting these factors were higher net sales and cost savings resulting from our restructuring and other cost containment initiatives across all of our operations.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Minority Interest in Consolidated Subsidiaries

In April 2003, the balance sheet caption "Minority interest in consolidated subsidiaries" decreased as a result of a return of capital by the Company's spirits and wine business to its shareholders.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 is effective for newly created variable interest entities as of January 31, 2003 and will be effective for existing variable interest entities as of July 1, 2003. The adoption of FIN 46 will not have an impact our results or financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of SFAS 150 will not have an impact on the Company's results or financial position.

Pension Plans

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

In addition, we expect to provide cash contributions in 2003 of approximately $35 million to fund existing pension liabilities for our qualified defined-benefit plans versus a cash contribution of $8.5 million in 2002. As previously disclosed, a significant portion of these contributions will be made in the third quarter of 2003. We also expect to make cash contributions in 2003 of approximately $8 to $10 million for retirement benefits that will be paid under our various supplemental defined-benefit plans. In 2002, cash contributions to our supplemental defined-benefit plans totaled $7.9 million.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Home and Hardware

Net sales increased $133.6 million, or 11%, to $1.3 billion. The increase was attributable to the acquisition and growth of Omega cabinets and successful line extensions and new product introductions, principally faucets and cabinets. The sales growth was partially offset by the absence of the divested plumbing parts business and soft retail volume in our tool storage business. Operating income increased $30.0 million, or 17%, to $207.7 million on the higher sales and productivity improvements partially offset by higher operating expenses.

Management expects that our Home and Hardware business will benefit from strong demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products.

Our Home and Hardware business may be impacted by the continued uncertain U.S. economic outlook, including mortgage interest rates, and its potential impact on the U.S. housing and remodeling markets. In addition, we continue to face pricing pressure associated with consolidation of the customer industry base.


Spirits and Wine

Net sales increased $12.0 million, or 2%, to $492.8 million principally on favorable foreign exchange ($13 million), growth in ready-to-drink Jim Beam and Cola in Australia, a price increase for Jim Beam bourbon and higher sales of DeKuyper cordials and super-premium products in the U.S. These benefits were partly offset by lower excise taxes during the period, lower volumes for some non-premium products in the U.S. and lower After Shock cordial volumes in the U.K.

Operating income increased $2.5 million, or 2%, to $127.4 million on the higher sales partly offset by increased brand investment expenses and selling and general and administrative costs.

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

Golf

Net sales increased $53.5 million, or 9%, to $654.2 million. The increase was led by significant share gains in golf clubs and golf balls benefiting from line extensions and the introduction of successful new products as well as favorable foreign exchange ($20 million). Sales growth was partially offset by the effect of decreased rounds of play. Operating income increased $7.2 million, or 8%, to $101.2 million on the higher sales partly offset by higher operating expenses.

In April 2003, our Golf business announced plans to consolidate its golf ball manufacturing facilities into its two newest production facilities. We believe this consolidation will create manufacturing efficiencies while preserving capacity to meet expected demand. Related to this consolidation we recorded $1.2 million in after-tax restructuring charges ($2.0 million pre tax). We expect to record additional after-tax restructuring and restructuring-related charges of approximately $6 million ($10 million pre tax) to complete this action over the next twelve months.

The U.S. golf industry has been negatively impacted in the last two and one-half years by decreases in rounds of play. Management believes this decrease is due to weak economic conditions and, in part, poor weather conditions and a decrease in travel. The lower rounds of play and the entrance of significant competitors into the category have led to increased competition. The effects of these market conditions have been offset by increases in the Company's U.S. market share in golf balls, clubs, shoes and gloves.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Golf (Concluded)

The ability of the Company's golf business to maintain and increase revenues will depend upon continued strong innovation and marketing across product categories.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. Each of the USGA and the R&A has proposed new rules addressing the overall distance standard for golf balls, golf club head size and golf club shaft length. The proposed rules, when combined with other existing rules, could potentially create barriers to, and limitations on, the golf product industry's ability to innovate and deploy new technologies, potentially impacting our Golf business.

Office

Net sales decreased $7.9 million, or 2%, to $502.6 million. The decrease was principally related to lower volumes in some existing product lines due to weak economic growth, particularly white-collar employment, a shift in office superstore back-to-school purchases from the second to the third quarter and the continued share gain of private-label products. These factors were partly offset by favorable foreign exchange ($27 million) and the introduction of new products.

Operating income increased $12.4 million to $4.9 million as a result of the business's ongoing repositioning, including successful cost reduction and asset management initiatives as well as favorable foreign exchange. The profit recovery in the business was broad-based, with particularly strong gains in our key international markets, Europe and Australia. These benefits were partly offset by the $12.0 million write-down of select identifiable intangibles, specifically trade names, to reflect their diminished value.

The office products industry is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Continued customer consolidation and share growth of private-label products are increasing pricing pressures, which may adversely affect margins for our office products group and its competitors.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Office (Concluded)

Since 2001, we have been repositioning and restructuring the Office business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, and reducing overhead expenses and excess capacity. As a result of the final phase of our Office repositioning, during the six months ended June 30, 2003, we recorded total after-tax restructuring and restructuring-related charges of $7.3 million ($11.1 million pre tax). We expect to record additional after-tax charges of $25 to $30 million ($40 to $50 million pre tax) to complete this final phase, of which $15 to $20 million in after-tax charges ($25 to $30 million pre tax) will be incurred over the final six months of 2003. We expect to complete this final phase in 2004. Once completed, this restructuring action will have reduced the business' manufacturing and distribution square footage by approximately one-third, providing significant cost savings. These actions have generated significant working capital improvements. The overall office products repositioning program will continue to be self-funding within the Office business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities of $250.6 million for the six months ended June 30, 2003 compared with $270.4 million for the same six-month period last year. The decrease was principally related to the implementation of asset management initiatives in the prior year period in our Office business.

Net cash used by investing activities for the six months ended June 30, 2003 was $143.6 million, compared with $506.0 million in the same six-month period last year. The lower net cash used by investing activities is attributable to the lower cost of acquisitions in 2003 compared with the prior year period.

Net cash used by financing activities for the six months ended June 30, 2003 was $1.1 million, compared with net cash provided by financing activities of $243.2 million in the same six-month period last year. During the six months ended June 30, 2003, purchases of our common stock

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

increased to $140.6 million (3,000,000 shares repurchased) and proceeds received from the exercise of stock options ($22.7 million) decreased as options exercises were lower than in the same six-month period last year.

Total debt increased $248.4 million during the six-month period ended June 30, 2003. This increase reflected higher average borrowings to finance share repurchases and the acquisitions of American Lock Company, a U.S.-based manufacturer of solid body padlocks, and Capital Cabinets Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. The ratio of total debt to total capital increased to 32.9% at June 30, 2003 from 29.5% at December 31, 2002.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Guarantees and Commitments:

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, total approximately $72.0 million as of June 30, 2003. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. During the six months ended June 30, 2003, we renewed our guarantee of Maxxium's credit facilities. The renewal resulted in an extension of the expiration date of the credit facility's committed portion from November 14, 2003 to June 13, 2006. Because the guarantee of Maxxium debt was modified after the effective date of FIN 45, the Company recorded a liability of approximately $2.0 million as of June 30, 2003 to reflect the fair value of the guarantees to Maxxium (through a reduction in the credit facility's interest rate).

Indemnification Contracts:

We have provided certain indemnities pursuant to which we may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestiture agreements such as environmental, tax, product liability, employee liability and other contingencies depending on the transaction. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, payments under these

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Indemnification Contracts (Concluded)

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

In addition, we are contingently liable for surety bonds of $20.2 million primarily to support workers' compensation insurance obligations.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES

  Results of Operations for the Three Months Ended June 30, 2003 as Compared to
                      the Three Months Ended June 30, 2002

                                      Net Sales
                                 -----------------
                            2003                    2002
                            ----                    ----
                                     (In millions)
Home and hardware         $  704.0                $  670.7
Spirits and wine             253.6                   246.1
Golf                         371.8                   334.7
Office                       252.7                   261.1
                          --------                --------
                          $1,582.1                $1,512.6
                          ========                ========

                                            Operating Income
                                            ----------------
                                      2003                   2002
                                      ----                   ----
                                             (In millions)
   Home and hardware                $119.4                 $107.7
   Spirits and wine                   69.5                   68.6
   Golf                               68.5                   63.1
   Office                             (3.1)                 (11.4)
 Less:
   Corporate expenses                 13.9                   11.4
                                    ------                 ------
Operating income                    $240.4                 $216.6
                                    ======                 ======

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Net Sales

Net sales increased $69.5 million, or 5%, to $1.6 billion. Sales benefited principally from increased volumes associated with line extensions and the introduction of new products, principally in the Golf and Home and Hardware businesses, and favorable foreign exchange ($36 million). These benefits were partially offset by lower volumes in some existing product lines, principally in the Golf and Office businesses, and the divestiture by the Home and Hardware business in November 2002 of its plumbing parts business.

Cost of products sold

Cost of products sold increased $31.9 million, or 4%, on the higher net sales, partially offset by productivity improvements.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased $3.3 million, or 4%, due to lower excise taxes during the period.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $15.6 million, or 4%, on higher advertising and marketing expenditures, pension expense and general insurance costs, partially offset by cost savings achieved as a result of our restructuring actions and other cost containment initiatives across all of our operations, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $1.3 million to $4.7 million due to the amortization, beginning July 1, 2002, of certain finite-lived intangibles recorded as part of the Omega cabinets acquisition.

Restructuring charges

For the three months ended June 30, 2003, we recorded pre-tax restructuring charges of $5.7 million ($3.7 million after tax). The charges principally related to the consolidation of manufacturing facilities and employee termination costs, principally in the Office business.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

CONSOLIDATED (Continued)

Restructuring charges (Concluded)

For the three months ended June 30, 2002, we recorded pre-tax restructuring charges of $17.5 million ($11.6 million after tax). The charges principally related to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing facilities in the Office business.

Write-down of identifiable intangibles

We recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of select identifiable intangibles, specifically trade names, in our Office business in conjunction with its current restructuring program.

Interest and related expenses

Interest and related expenses decreased $2.3 million, or 11%, on the lower average interest rates for the three months ended June 30, 2003 as compared to the prior year period.

Other income, net

Other income, net decreased $16.1 million to $7.8 million due to the absence in 2003 of interest income recorded on a tax receivable during the prior year period.

Income taxes

Income taxes increased $30.1 million, or 159%, to $49.0 million as we recorded a lower tax benefit in 2003 compared with the prior year period. The reported effective income tax rate for the three months ended June 30, 2003 and June 30, 2002 were 21.3% and 8.6%, respectively. The effective income tax rate comparison was effected by the following items. During the three months ended June 30, 2003, the Internal Revenue Service (IRS) completed its audit of our 1993-1996 tax returns. As a result, we recorded a $35.0 million tax reserve reversal. In the third quarter, we anticipate receiving a cash refund of approximately $35.0 million and recording an after-tax gain of approximately $7 million after review and approval by the Congressional Joint Committee. During the three months ended June 30, 2002, we recorded a $61.7 million tax credit

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------


CONSOLIDATED (Concluded)

Income taxes (Concluded)

which resulted from new IRS regulations that reinterpreted the capital loss disallowance rules. The new regulations enabled us to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997.

Minority interests

Minority interests increased $0.1 million to $3.9 million, due to the higher operating income in our Office business.

Net income

Net income of $176.7 million, or $1.22 basic and $1.18 diluted per share, for the three months ended June 30, 2003 compared with net income of $196.9 million, $1.31 basic and $1.27 diluted, for the three months ended June 30, 2002. The decrease in net income of $20.2 million, or 10%, was due to lower tax benefits recorded in 2003 compared with the prior year period. Partly offsetting this factor was higher net sales and cost savings resulting from our restructuring actions and other cost containment initiatives across all of our operations.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
            ---------------------------------------------------------

Home and Hardware

Net sales increased $33.3 million, or 5%, to $704.0 million. The increase was attributable to the introduction of new products and line extensions and the acquisition of American Lock Company. The sales growth was partially offset by the absence of the divested plumbing parts business. Operating income increased $11.7 million, or 11%, to $119.4 million on the higher sales and productivity improvements partially offset by higher operating expenses.

Spirits and Wine

Net sales increased $7.5 million, or 3%, to $253.6 million principally on favorable foreign exchange ($8 million), growth in ready-to-drink Jim Beam and Cola in Australia, a price increase for Jim Beam bourbon and higher volumes of super-premium products in the U.S. These benefits were partly offset by lower excise taxes during the period, lower distributor inventories in the U.S. and lower After Shock cordial volumes in the U.K.

Operating income increased $0.9 million, or 1%, to $69.5 million on the higher sales partly offset by increased brand investment expenses and general and administrative costs.

Golf

Net sales increased $37.1 million, or 11%, to $371.8 million. The increase was attributable to significant share gains in golf clubs and golf balls benefiting from line extensions and the introduction of successful new products, sales gains across all product categories and favorable foreign exchange ($11 million). These benefits were partly offset by the effect of decreased rounds of play resulting, in part, from adverse weather conditions and decreased travel.

Operating income increased $5.4 million, or 9%, to $68.5 million on the higher sales partly offset by higher operating expenses.

                      FORTUNE BRANDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)
            ---------------------------------------------------------

Office

Net sales decreased $8.4 million, or 3%, to $252.7 million. The decrease was principally related to lower volumes in some existing product lines due to weak economic growth, particularly white-collar employment, a shift in office superstore back-to-school purchases from the second to the third quarter and the continued share gain of private-label products. These factors were partly offset by the introduction of new products and favorable foreign exchange ($14 million). Operating losses decreased $8.3 million, or 73%, to $3.1 million on the higher sales and the business's ongoing repositioning, including successful cost reduction and asset management initiatives. These benefits were partly offset by the $12.0 million write-down of select identifiable intangibles, specifically trade names, to reflect their diminished value.

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

Item 3.        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2002.

Item 4.        CONTROLS AND PROCEDURES.

               (a)  Evaluation of Disclosure Controls and Procedures

               The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in providing them on a timely basis with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

               (b)  Changes in Internal Controls.

               There have not been any changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company's fiscal quarter ending June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Individual Cases

               On August 1, 2003, there were approximately 34 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 34 such cases as of February 24, 2003 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Class Actions

               As of August 1, 2003, there were approximately nine purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately nine such cases on February 24, 2003, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Health Care Cost Recovery Actions

               As of August 1, 2003, there were approximately four health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately four such cases as of February 24, 2003, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

          Reference is made to Note 14, "Pending Litigation" in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

               (b)  Environmental Matters

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition or the Company.

Capital Cabinets Corporation, which the Company acquired on June 27, 2003, is a party to an administrative proceeding relating to alleged air emissions violations at Capital's North Las Vegas, Nevada facility. Although Capital has not admitted the existence of violations at the facilities, Capital and the U.S. Environmental Protection Agency are negotiating a consent decree under which it is anticipated that Capital will pay sanctions of $142,000. The purchase price for Capital was reduced by an amount equal to the anticipated sanctions, and management has determined that any additional costs related to these proceedings will not be material. These administrative proceedings were instituted prior to Registrant's acquisition of Capital. The North Las Vegas, Nevada facility is currently in compliance with applicable terms of the consent decree.

The Company's spirits and wine business received a notice of violation on August 8, 2003 from the Kentucky Department for Environmental Protection relating to a discharge of distilled spirits from the business' warehouse facility in Bardstown, Kentucky. The discharge occurred during a fire at the facility believed to have been caused by a large lightning strike. The notice of violation seeks remediation and monitoring. Management believes any liability associated with the alleged violation or with the fire will not be material.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    (a) The Annual Meeting of Stockholders was held on April 29, 2003.

                    (b) Registrant's Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class II directors, Dr. Patricia O. Ewers, Mr. Eugene
                         A. Renna and Mr. David M. Thomas, were duly elected at the 2003 Annual Meeting for a term of office expiring at the 2006 Annual Meeting. The term of office of the Class III directors, Mrs. Anne M. Tatlock, Mr. Norman
                         H. Wesley and Mr. Peter M. Wilson and the Class I directors, Mr. Thomas C. Hays, Mr. Gordon R. Lohman and Mr. J. Christopher Reyes, also continued after the 2003 Annual Meeting.

                    (c) (i) The three nominees for Class II directors were elected by a plurality of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Dr.
                         Ewers: 90,220,314 votes for and 37,682,464 votes withheld; (B) Mr. Renna: 90,316,273 votes for and 37,586,505 votes withheld; (C) Mr. Thomas: 93,033,874 votes for and 34,868,905 votes withheld.

                         (ii) A proposal (designated Item 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP independent accountants of Registrant for the year 2003, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon:
                         123,156,730 affirmative votes; 3,818,442 negative votes; and 928,603 votes abstained.

                         (iii) A proposal (designated Item 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the Registrant's 2003 Long Term Incentive Plan, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 90,651,217 affirmative votes; 16,524,269 negative votes; and 1,690,579 votes abstained.

                         (iv) A proposal (designated Item 4 and set forth in Registrant's Proxy Statement), from a stockholder, Nick Rossi, relating to the Registrant's rights plan, was approved by a majority of the combined votes cast by the holders of Registrant's Common Stock and $2.67 Convertible Preferred Stock voting thereon: 66,950,583 affirmative votes; 39,376,514 negative votes; and 2,539,005 votes abstained.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       Exhibits

10a1.          1999 Long Term Incentive Plan, as amended.*

10b1. Termination, Replacement and Restatement Agreement, dated as of July 10, 2003, by and among Registrant as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank, N.A. as Syndication Agent and 13 financial institutions as Lenders.

12.            Statement re computation of ratio of earnings to fixed charges.

15. Letter from PricewaterhouseCoopers LLP dated August 13, 2003 re unaudited financial information.

31.1 Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32. Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.            List of Pending/Terminated Cases.

*Indicates that exhibit is a management contract or compensatory plan or arrangement.

               In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K

Registrant filed a Current Report on Form 8-K, dated April 17, 2003, in respect of Registrant's press release dated April 17, 2003 announcing Registrant's financial results for the fiscal quarter ended March 31, 2003 (Items 7(c) and 12).

Registrant filed a Current Report on Form 8-K, dated May 19, 2003, in respect of Registrant's press release dated May 19, 2003 announcing Registrant's reaffirmation of its earnings outlook for the second quarter ending June 30, 2003 and the fiscal year ending December 31, 2003 (Items 7(c) and 12).

Registrant furnished a Current Report on Form 8-K, dated May 20, 2003, in respect of distribution of Registration's revised investor brochure dated and first distributed on May 20, 2003 (Item 7(c) and 9).

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

                                           FORTUNE BRANDS, INC.
                                           --------------------
                                              (Registrant)

Date: August 14, 2003                      By /s/ C. P. Omtvedt
                                              ---------------------
                                           C. P. Omtvedt
                                           Senior Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                             Sequentially
Exhibit                                                                                      Numbered Page
-------                                                                                      -------------
10a1.          1999 Long Term Incentive Plan, as amended.*

10b1.          Termination, Replacement and Restatement Agreement, dated as of
               July 10, 2003, by and among Registrant as Borrower, JPMorgan
               Chase Bank as Administrative Agent, Citibank, N.A. as Syndication
               Agent and 13 financial institutions as Lenders.

12.            Statement re computation of ratio of earnings to fixed charges.

15. Letter from PricewaterhouseCoopers LLP dated August 13, 2003 re unaudited financial information.

31.1           Certificate of Chief Executive Officer Required Under Section
               302 of the Sarbanes-Oxley Act of 2002.

31.2           Certificate of Chief Financial Officer Required Under Section
               302 of the Sarbanes-Oxley Act of 2002.

32.            Joint CEO/CFO Certificate Required Under Section 906 of the
               Sarbanes-Oxley Act of 2002.

99.            List of Pending/Terminated Cases.

*Indicates that exhibit is a management contract or compensatory plan or arrangement.