Form 10-Q
period 2003-09-30
FORTUNE BRANDS INC
filed 2003-11-12
CIK 789073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission file number 1-9076
ended September 30, 2003

FORTUNE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-3295276

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Tower Parkway, Lincolnshire, Illinois 60069-3640

(Address of principal executive offices)                                (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

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

The number of shares outstanding of the Registrant’s common stock, par value $3.125 per share, at October 31, 2003 was 145,869,516 shares.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
EXHIBIT INDEX
Amendment to By-Laws of the Company
By-Laws of the Company
2002 Non-Employee Directors Stock Option Plan
Agreement between the Company and C. J. Klein
Severance Agreement
Statement re Computation of Ratio of Earnings
Letter from PricewaterhouseCoopers LLP
Certification of CEO
Certification of CFO
Joint CEO/CFO Certification
List of Pending/Terminated Cases

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$161.7	$15.4
Accounts receivable, net	942.3	845.1
Inventories
Bulk whiskey	221.9	200.5
Other raw materials, supplies and work in process	250.8	247.0
Finished products	396.3	388.3

	869.0	835.8
Other current assets	281.3	206.8

Total current assets	2,254.3	1,903.1
Property, plant and equipment, net	1,191.0	1,189.6
Goodwill resulting from business acquisitions, net	1,517.4	1,443.6
Other intangible assets resulting from business acquisitions, net	883.3	889.1
Other assets	398.4	396.8

Total assets	$6,244.4	$5,822.2

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$14.6	$37.8
Commercial paper	367.2	123.5
Current portion of long-term debt	25.6	132.9
Accounts payable	278.5	268.2
Accrued taxes	387.6	316.7
Accrued customer programs	169.5	152.8
Accrued salaries, wages and other compensation	137.7	141.3
Accrued expenses and other liabilities	396.6	341.5

Total current liabilities	1,777.3	1,514.7
Long-term debt	841.5	841.7
Deferred income	180.0	200.2
Postretirement and other liabilities	564.5	553.5

Total liabilities	3,363.3	3,110.1

Minority interest in consolidated subsidiaries	368.4	398.9
Stockholders’ equity
$2.67 Convertible Preferred stock - redeemable at Company’s option	7.6	7.9
Common stock, par value $3.125 per share, 229.6 million shares issued	717.4	717.4
Paid-in capital	117.4	116.0
Accumulated other comprehensive loss	(133.5)	(177.6)
Retained earnings	4,785.5	4,529.9
Treasury stock, at cost	(2,981.7)	(2,880.4)

Total stockholders’ equity	2,512.7	2,313.2

Total liabilities and stockholders’ equity	$6,244.4	$5,822.2

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
for the Nine Months Ended September 30, 2003 and 2002
(In millions, except per share amounts)
(Unaudited)

	2003	2002

Net sales	$4,558.0	$4,246.1
Cost of products sold	2,478.9	2,322.4
Excise taxes on spirits and wine	220.4	225.2
Advertising, selling, general and administrative expenses	1,163.3	1,087.5
Amortization of intangibles	14.1	11.4
Restructuring charges	17.4	36.6
Write-down of identifiable intangibles	12.0	—

Operating income	651.9	563.0

Interest and related expenses	55.0	56.2
Other income, net	(35.5)	(35.6)

Income before income taxes and minority interests	632.4	542.4
Income taxes	198.0	136.5
Minority interests	12.1	11.8

Net income	$422.3	$394.1

Earnings per common share
Basic	$2.90	$2.63

Diluted	$2.82	$2.55

Dividends paid per common share	$0.84	$0.75

Average number of common shares outstanding
Basic	145.5	149.7

Diluted	149.7	154.4

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
for the Three Months Ended September 30, 2003 and 2002
(In millions, except per share amounts)
(Unaudited)

	2003	2002

Net sales	$1,583.8	$1,463.1
Cost of products sold	851.7	799.6
Excise taxes on spirits and wine	78.6	75.9
Advertising, selling, general and administrative expenses	400.4	368.2
Amortization of intangibles	4.6	4.7
Restructuring charges	9.6	17.3

Operating income	238.9	197.4

Interest and related expenses	18.2	18.5
Other income, net	(18.8)	(5.3)

Income before income taxes and minority interests	239.5	184.2
Income taxes	89.5	66.9
Minority interests	3.9	4.1

Net income	$146.1	$113.2

Earnings per common share
Basic	$1.01	$0.75

Diluted	$0.98	$0.73

Dividends paid per common share	$0.30	$0.25

Average number of common shares outstanding
Basic	145.1	150.0

Diluted	149.7	154.6

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the Nine Months Ended September 30, 2003 and 2002
(In millions)
(Unaudited)

	2003	2002

Operating activities
Net income	$422.3	$394.1
Restructuring charges	10.0	18.1
Depreciation and amortization	143.6	133.0
Deferred income taxes	47.7	23.8
Write-down of identifiable intangibles	12.0	—
(Increase) decrease in accounts receivable	(69.0)	20.3
Decrease in inventories	2.9	54.9
Decrease in accounts payable, accrued expenses and other liabilities	(0.1)	(52.3)
Increase in accrued taxes	8.1	1.3
Tax benefit on exercise of stock options	9.8	25.5
Other operating activities, net	(48.3)	(64.5)

Net cash provided from operating activities	539.0	554.2

Investing activities
Additions to property, plant and equipment	(121.2)	(121.7)
Acquisitions, net of cash acquired	(114.4)	(433.0)
Proceeds from the disposition of operations	—	3.8
Proceeds from the disposition of property, plant and equipment	11.0	4.3

Net cash used by investing activities	(224.6)	(546.6)

Financing activities
Increase in short-term debt, net	217.3	243.0
Dividends paid to stockholders	(122.8)	(112.9)
Issuance of long-term debt	0.2	25.0
Repayment of long-term debt	(107.7)	(101.2)
Cash purchases of common stock for treasury	(168.0)	(147.5)
Proceeds received from exercise of stock options	47.6	126.7
Other financing activities, net	(41.7)	—

Net cash (used) provided by financing activities	(175.1)	33.1

Effect of foreign exchange rate changes on cash	7.0	(0.2)

Net increase in cash and cash equivalents	146.3	40.5
Cash and cash equivalents at beginning of period	15.4	48.7

Cash and cash equivalents at end of period	$161.7	$89.2

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the Nine Months Ended September 30, 2003 and 2002
(In millions)
(Unaudited)

	$2.67			Accumulated
	Convertible			other		Treasury
	preferred	Common	Paid-in	comprehensive	Retained	stock,
	stock	stock	capital	loss	earnings	at cost	Total

Balance at December 31, 2001	$8.6	$717.4	$113.2	$(131.7)	$4,157.7	$(2,762.5)	$2,102.7
Comprehensive income
Net income	—	—	—	—	394.1	—	394.1
Changes during the period	—	—	—	18.3	—	—	18.3

Total comprehensive income	—	—	—	18.3	394.1	—	412.4

Dividends	—	—	—	—	(153.4)	—	(153.4)
Purchases	—	—	—	—	—	(155.4)	(155.4)
Tax benefit on exercise of stock options	—	—	25.5	—	—	—	25.5
Conversion of preferred stock, delivery of stock plan shares and the sale of stock in a subsidiary	(0.6)	—	(24.7)	—	—	149.1	123.8

Balance at September 30, 2002	$8.0	$717.4	$114.0	$(113.4)	$4,398.4	$(2,768.8)	$2,355.6

Balance at December 31, 2002	$7.9	$717.4	$116.0	$(177.6)	$4,529.9	$(2,880.4)	$2,313.2
Comprehensive income
Net income	—	—	—	—	422.3	—	422.3
Changes during the period	—	—	—	44.1	—	—	44.1

Total comprehensive income	—	—	—	44.1	422.3	—	466.4

Dividends	—	—	—	—	(166.7)	—	(166.7)
Purchases	—	—	—	—	—	(161.1)	(161.1)
Tax benefit on exercise of stock options	—	—	9.8	—	—	—	9.8
Conversion of preferred stock and delivery of stock plan shares	(0.3)	—	(8.4)	—	—	59.8	51.1

Balance at September 30, 2003	$7.6	$717.4	$117.4	$(133.5)	$4,785.5	$(2,981.7)	$2,512.7

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated balance sheet as of September 30, 2003, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and restructuring-related charges in 2003 and 2002 and write-downs of identifiable intangibles in 2003. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes incorporated by reference in its 2002 Annual Report on Form 10-K.

2. Accounting Changes

Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to initially recognize and measure costs associated with exit or disposal activities at fair value only when the liability is incurred, rather than at the date the Company commits to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s operating results or financial position for the three-month or nine-month periods ended September 30, 2003.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Accounting Changes (Concluded)

Costs Associated with Exit or Disposal Activities (Concluded)

See Note 12 to the Condensed Consolidated Financial Statements for further discussion.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 is effective for newly created variable interest entities as of January 31, 2003 and will be effective for existing variable interest entities as of October 1, 2003. The adoption of FIN 46 is not expected to have an impact on the Company’s results or financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of SFAS 150 did not have an impact on the Company’s results or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Guarantees and Commitments

Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee’s of Indebtedness of Others,” was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the guarantee. The initial recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002.

Guarantees and Commitments: As of September 30, 2003, the Company had third-party guarantees totaling approximately $73 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), the Company’s spirits and wine business’s international sales and distribution joint venture. The Company is required to perform under these guarantees in the event that Maxxium fails to make contractual payments. During the nine months ended September 30, 2003, the Company renewed its guarantee of Maxxium’s credit facilities. The renewal resulted in an extension of the expiration date of the credit facility’s committed portion from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of FIN 45, the Company recorded a liability of approximately $2 million as of September 30, 2003 to reflect the fair value of the guarantees to Maxxium (through a reduction in the credit facility’s interest rate).

The Company has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities related to various representations typically included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, payments under these divestiture-related indemnity obligations can not be reasonably estimated. The duration of the indemnities varies, and in some cases is indefinite. As these indemnities were entered into prior to December 31, 2002, we have not recorded any liability for these indemnities in the consolidated financial statements. The Company has not made any payments related to indemnity obligations that were material to the company’s financial position or results of operations for any quarter. Furthermore, the Company does not expect that any sums it may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2003 or in subsequent periods.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions

In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a premium U.S.-based winery. In June 2003, the Home and Hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In addition, in April 2003, the Home and Hardware business acquired American Lock Company, a U.S.-based manufacturer of solid body padlocks. The aggregate cost of these acquisitions was $114.4 million. The cost exceeded the estimated fair value of net assets acquired by approximately $75 million.

The businesses acquired have been included in consolidated results from the date of acquisition. Had the acquisitions been consolidated as of January 1, 2002, they would not have materially affected results.

In April 2002, the Home and Hardware business acquired Omega Holdings, Inc. (Omega), a U.S.-based manufacturer of custom and semi-custom cabinetry. If Omega had been included in our results of operations for the full nine months ended September 30, 2002, the Company’s unaudited pro forma net sales, net income and diluted earnings per share would each have been 2% higher.

5. Goodwill and Other Identifiable Intangibles

The Company carries finite-lived identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years. The gross carrying value and accumulated amortization of the Company’s amortizable intangible assets were $578.9 million and $192.2 million, respectively, as of September 30, 2003. During the nine months ended September 30, 2003, the Company recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of select identifiable intangibles, specifically trade names, in our Office business.

The Company’s intangible amortization was $14.1 million and $11.4 million for the nine months ended September 30, 2003 and 2002, respectively. The Company’s intangible amortization was $4.6 million and $4.7 million for the three months ended September 30, 2003 and 2002, respectively. Excluding intangible amortization relating to Therma-Tru Holdings, Inc., which was acquired by the Company on November 10, 2003 (as discussed in Note 14, Subsequent Event), the Company expects to record intangible amortization of approximately $18 million for each of the next five fiscal years ending December 31, 2003 through December 31, 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Identifiable Intangibles (Concluded)

In addition to these amortizable intangibles, the Company also had net goodwill of approximately $1.5 billion as of September 30, 2003 and indefinite-lived intangibles, principally tradenames, of $496.6 million as of September 30, 2003. The change in goodwill during the nine months ended September 30, 2003 of $73.8 million was principally attributable to the American Lock, Capital Cabinets and Wild Horse Winery acquisitions, as well as Omega purchase accounting and foreign currency fluctuations.

6. Minority Interest in Consolidated Subsidiaries

The balance sheet caption “Minority interest in consolidated subsidiaries” decreased $30.5 million during 2003 as a result of a return of capital by the Company’s spirits and wine business to its shareholders.

7. Income Taxes

During the nine months ended September 30, 2003, the Internal Revenue Service (IRS) completed and the Congressional Joint Committee on Taxation approved the audit of our 1993-1996 tax returns. As a result of the completion of this tax audit and the resulting reevaluation of future tax exposures, the Company, in the second quarter of 2003, reduced tax expense by $35 million after recording a $29 million tax receivable and a net decrease to tax reserves of $6 million. The Company expects to receive a net cash refund of approximately $36 million during the fourth quarter, which includes after tax income of $6.9 million ($10.7 million pre tax) that was recorded in the third quarter.

During the nine months ended September 30, 2002, the Company recorded a tax benefit of $61.7 million plus after-tax interest of $9.6 million. This resulted from new IRS regulations, issued in March 2002, that reinterpret the capital loss disallowance rules and enabled the Company to utilize a tax loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The Company will receive cash representing the 1997 tax refund and related interest upon the conclusion of the IRS's regular audit of our 1997 tax returns.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Information on Business Segments

Net sales for the nine and three months ended September 30, 2003 and 2002 by segment are as follows:

Nine Months Ended September 30,

	Net Sales

	2003	2002

	(In millions)
Home and Hardware	$2,064.7	$1,878.7
Spirits and Wine	774.6	735.8
Golf	929.4	837.1
Office	789.3	794.5

	$4,558.0	$4,246.1

Three Months Ended September 30,

	Net Sales

	2003	2002

	(In millions)
Home and Hardware	$740.1	$687.7
Spirits and Wine	281.8	255.0
Golf	275.2	236.4
Office	286.7	284.0

	$1,583.8	$1,463.1

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Information on Business Segments (Concluded)

Operating income for the nine and three months ended September 30, 2003 and 2002 by segment are as follows:

Nine Months Ended September 30,

	Operating Income

	2003	2002

	(In millions)
Home and Hardware	$339.8	$286.5
Spirits and Wine	197.0	186.3
Golf	134.7	119.4
Office	21.9	5.1
Less:
Corporate expenses	41.5	34.3

	$651.9	$563.0

Three Months Ended September 30,

	Operating Income

	2003	2002

	(In millions)
Home and Hardware	$132.1	$108.8
Spirits and Wine	69.6	61.4
Golf	33.5	25.4
Office	17.0	12.6
Less:
Corporate expenses	13.3	10.8

	$238.9	$197.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Earnings Per Share

The computation of basic and diluted earnings per common share for “Net income” is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In millions, except per share amounts)
Net income	$422.3	$394.1	$146.1	$113.2
Less: Preferred stock dividends	0.5	0.5	0.2	0.2

Income available to common stockholders – basic	421.8	393.6	145.9	113.0
Convertible Preferred stock dividend requirements	0.5	0.5	0.2	0.2

Income available to common stockholders – diluted	$422.3	$394.1	$146.1	$113.2

Weighted average number of common shares outstanding – basic	145.5	149.7	145.1	150.0
Conversion of Convertible Preferred stock	1.6	1.7	1.5	1.6
Exercise of stock options	2.6	3.0	3.1	3.0

Weighted average number of common shares outstanding – diluted	149.7	154.4	149.7	154.6

Earnings per common share
Basic	$2.90	$2.63	$1.01	$0.75

Diluted	$2.82	$2.55	$0.98	$0.73

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

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock plans as allowed under Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation cost for the fixed stock options been determined in accordance with SFAS 148, pro forma net income and earnings per common share for the nine and three months ended September 30, 2003 and 2002 would have been as follows:

Nine Months Ended September 30,
(In millions, except per share amounts)

	2003	2002

Net income – as reported	$422.3	$394.1

Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards, net of tax	14.8	10.4

Pro forma net income	$407.5	$383.7

Earnings per Common share
Basic – as reported	$2.90	$2.63
Basic – pro forma	$2.80	$2.56

Diluted – as reported	$2.82	$2.55
Diluted – pro forma	$2.72	$2.49

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Plans (Concluded)

Three Months Ended September 30,
(In millions, except per share amounts)

	2003	2002

Net income – as reported	$146.1	$113.2

Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards, net of tax	4.4	3.7

Pro forma net income	$141.7	$109.5

Earnings per Common share
Basic – as reported	$1.01	$0.75
Basic – pro forma	$0.98	$0.73

Diluted – as reported	$0.98	$0.73
Diluted – pro forma	$0.95	$0.71

The weighted-average fair values of options granted during the nine months ended September 30, 2003 and 2002 were $13.40 and $11.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the nine months ended September 30, 2003 and 2002:

	2003	2002

Expected dividend yield	2.1%	2.3%
Expected volatility	29.4%	30.6%
Risk-free interest rate	2.8%	2.7%
Expected term	4.5 Years	4.5 Years

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Product Warranties

The Company records warranty expense at the time of sale. The Company offers its customers various warranty terms based upon the type of product that is sold, however, the Company does not offer extended warranty terms on any of the products it sells.

The following table summarizes the activity related to the Company’s product warranty liability during the nine-month period ended September 30, 2003:

Dollar Amount of Liability
(In millions)	Debt/Credit
Balance as of December 31, 2002	$(9.2)
Accruals for warranties issued during 2003	(22.8)
Settlements made (in cash or in kind) during 2003	19.8

Balance as of September 30, 2003	$(12.2)

12. Restructuring and Restructuring-Related Charges

In April 2001, the Company announced that as a result of its evaluation of strategic options for its Office business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. In conjunction with this restructuring program, during the nine and three months ended September 30, 2003, the Company’s Office business recorded charges associated with consolidation of manufacturing and distribution facilities and employee terminations.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Restructuring and Restructuring-Related Charges (Continued)

In addition, the Company’s Golf business recorded charges associated with the consolidation of three golf ball manufacturing facilities into its two newest production facilities, as follows:

	Restructuring Charges

	Nine Months Ended	Three Months Ended
	September 30, 2003	September 30, 2003

	(In millions)
Golf	$2.1	$0.1
Office	15.3	9.5

	$17.4	$9.6

The Golf charges relate to asset write-offs associated with the consolidation.

The Office charges principally relate to employment termination costs and asset write-offs.

Pursuant to the provisions of SFAS 146, the following table represents the reconciliation of the restructuring charges and supplemental information for actions initiated after December 31, 2002.

	2003	Cash	Non-Cash	Balance at
	Provision	Expenditures	Write-offs	9/30/03

Rationalization of operations
Employment termination costs	$6.2	$(4.5)	$—	$1.7
Other	0.4	(0.3)	(0.1)	—
International distribution and lease agreements	1.2	(0.2)	—	1.0
Loss on disposal of assets	9.6	—	(9.6)	—

	$17.4	$(5.0)	$(9.7)	$2.7

The Company expects that substantially all remaining cash expenditures will be made within the next twelve months.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Restructuring and Restructuring-Related Charges (Continued)

The Office business expects to record additional after-tax restructuring and restructuring-related charges of $20 to $25 million ($30 to $35 million pre tax), completing the final phase of its restructuring program by mid-2004.

The Golf business expects to record additional after-tax restructuring and restructuring-related charges of approximately $5 million ($9 million pre tax) over the next twelve months.

In addition, the Company recorded the following charges for the nine and three-month periods ended September 30, 2002.

	Restructuring Charges

	Nine Months Ended	Three Months Ended
	September 30, 2002	September 30, 2002

	(In millions)
Home and Hardware	$11.4	$11.4
Spirits and Wine	0.7	0.7
Office	24.5	5.2

	$36.6	$17.3

The Home and Hardware charges relate to the sale of its low-return plumbing parts business and employee termination costs.

The Spirits and Wine charges relate to the sale of a product line.

The Office charges principally relate to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing and distribution facilities.

FORTUNE BRANDS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Restructuring and Restructuring-Related Charges (Continued)

The following table represents the reconciliation of the restructuring liability, as of September 30, 2003, for restructuring charges recognized prior to January 1, 2003 pursuant to EITF 94-3:

	Balance at	Cash	Non-Cash		Balance at
	12/31/02	Expenditures	Write-offs (1)		9/30/03

		(In millions)
Rationalization of operations
Employment termination costs (2)	$11.3	$(6.3)	$(0.8	)(3)	$4.2
International distribution and lease agreements	4.2	(1.3)	0.1		3.0
Loss on disposal of assets	0.8	(0.6)	(0.2)		—

	$16.3	$(8.2)	$(0.9)		$7.2

(1)	Foreign exchange adjustments of $0.3 million are included in the category “Non-Cash Write-offs.”

(2)	Of the planned downsizing of 2,065 positions, 1,932 reductions had been implemented as of September 30, 2003. The employee groups affected by these restructuring actions were in the Office business and include plant and administrative hourly and salaried employees.

(3)	A reduction of $1.0 million is included in non-cash write-offs and represents a reclassification of employment termination costs to accrued pension.

The Company expects that all remaining cash expenditures will be made by December 31, 2003.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Restructuring and Restructuring-Related Charges (Continued)

During the nine and three months ended September 30, 2003, the Company recorded pre-tax restructuring-related charges as follows:

	Restructuring-related Charges

	Nine Months Ended			Three Months Ended
	September 30, 2003			September 30, 2003

	(In millions)
				Cost of
	Cost of Sales	SG&A		Sales	SG&A
	Charges	Charges	Total	Charges	Charges	Total

Golf	$1.6	—	$1.6	$1.6	$—	$1.6
Office	6.8	0.3	7.1	1.8	—	1.8

	$8.4	$0.3	$8.7	$3.4	$—	$3.4

The Golf restructuring-related charges include the relocation of golf ball manufacturing operations and accelerated depreciation of assets associated with the facility consolidation.

The Office restructuring-related charges include the relocation of manufacturing and distribution facilities and inventory write-offs associated with the discontinuance of certain unprofitable product lines.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Restructuring and Restructuring-Related Charges (Concluded)

In addition, the Company recorded the following restructuring-related charges for the nine and three-month periods ended September 30, 2002:

	Restructuring-related Charges

	Nine Months Ended			Three Months Ended
	September 30, 2002			September 30, 2002

	(In millions)
				Cost of
	Cost of Sales	SG&A		Sales	SG&A
	Charges	Charges	Total	Charges	Charges	Total

Home and Hardware	$2.8	$0.8	$3.6	$2.8	$0.8	$3.6
Office	3.7	1.0	4.7	1.2	0.1	1.3

	$6.5	$1.8	$8.3	$4.0	$0.9	$4.9

The Home and Hardware charges include the write-down of a long-lived asset and costs associated with the sale of certain low-return product lines.

The Office charges include the relocation of manufacturing and distribution facilities and inventory write-offs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign	Minimum	Accumulated
	currency	pension liability	other comprehensive
	adjustments	adjustment	loss

		(In millions)
Balance at December 31, 2001	$(113.6)	$(18.1)	$(131.7)
Changes in nine months	17.8	0.5	18.3

Balance at September 30, 2002	$(95.8)	$(17.6)	$(113.4)

Balance at December 31, 2002	$(92.5)	$(85.1)	$(177.6)
Changes in nine months	44.1	—	44.1

Balance at September 30, 2003	$(48.4)	$(85.1)	$(133.5)

Included in the foreign currency adjustments balance at September 30, 2003 is a deferred loss of $3.4 million related to the hedging of anticipated transactions denominated in foreign currencies.

14. Subsequent Event

On November 10, 2003, the Company announced that its Home and Hardware business completed its acquisition of Therma-Tru Holdings, Inc., the parent corporation of Therma-Tru Corp., by acquiring 100% of Therma-Tru Holdings’ privately-held securities for approximately $925 million. Therma-Tru Corp. is the leading manufacturer of residential entry doors in the United States. The purchase will be financed through the issuance of commercial paper. The Company has entered into an additional $400 million eight-month revolving credit facility with four financial institutions. The Company anticipates that it may issue long-term debt securities under its outstanding shelf registration statement filed with the Securities & Exchange Commission to refinance a portion of the commercial paper obligations. Therma-Tru recorded sales of approximately $400 million in 2002.

Results of its operations subsequent to its acquisition will be included in the Company’s consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Pending Litigation

Tobacco Litigation and Indemnification

On December 22, 1994, the Company sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has since merged into B&W (the “Indemnitor”), agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. The Indemnitor has complied with the terms of the indemnification agreement since 1994 and the Company is not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

On October 27, 2003, British American Tobacco p.l.c. and RJ Reynolds Tobacco Holdings, Inc. announced the signing of a definitive agreement to combine the assets of their respective U.S. tobacco businesses, B& W (the Indemnitor) and R.J. Reynolds Tobacco Co., into a new publicly traded holding company, Reynolds American Inc. The indemnification agreement provides that the Indemnitor shall not consolidate or merge with, or transfer substantially all of its business, unless the person formed by the merger or consolidation, or the transfer of the business, expressly assumes the indemnification obligations. If the proposed transaction between Indemnitor and Reynolds is structured in one of such forms, the combined entity would be required to expressly assume the Indemnitor's obligation to indemnify the Company. If the proposed transaction is consummated in some other form, the indemnification obligations of the Indemnitor would continue.

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

Other Litigation

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, has been named as a defendant in approximately 160 cases claiming personal injury from asbestos. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes it has meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of

FORTUNE BRANDS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

15. Pending Litigation (Concluded)

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

16. Environmental

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2003 and September 30, 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein), and in our report dated January 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Chicago, Illinois 60606
October 15, 2003

INTENTIONALLY LEFT BLANK

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORTUNE BRANDS, INC. AND SUBSIDIARIES

Results of Operations for the Nine Months Ended September 30, 2003 as Compared
to the Nine Months Ended September 30, 2002

	Net Sales

	2003	2002

	(In millions)
Home and Hardware	$2,064.7	$1,878.7
Spirits and Wine	774.6	735.8
Golf	929.4	837.1
Office	789.3	794.5

	$4,558.0	$4,246.1

	Operating Income

	2003	2002

	(In millions)
Home and Hardware	$339.8	$286.5
Spirits and Wine	197.0	186.3
Golf	134.7	119.4
Office	21.9	5.1
Less:
Corporate expenses	41.5	34.3

	$651.9	$563.0

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fortune Brands, Inc. is a holding company with subsidiaries that manufacture or produce and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, golf equipment and office products. It generates cash and profits by building its consumer brands to grow sales, including the development of innovative new products and effective marketing campaigns, and improving its productivity and cost structure. It strives to enhance shareholder value by strategically positioning its businesses to achieve higher growth and improved returns, including through acquisitions, dispositions and joint ventures, and through other shareholder value initiatives such as using its financial resources to repurchase shares and pay attractive dividends.

The Company’s net income increased 7% during the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to strong operating performance, particularly in our Home and Hardware and Golf businesses, the benefit of the acquisition and growth of the Omega Group cabinet company, and cost savings, particularly in Office as a result of its repositioning program. This increase was partly offset by lower tax benefits in 2003 compared with the prior year period. The Company’s operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

NINE MONTHS 2003 COMPARED TO 2002

Net Sales

Net sales increased $311.9 million, or 7%, to $4.6 billion. Sales benefited principally from increased volumes associated with line extensions and the introduction of new products across our four principal businesses and share gains in our Golf and Home and Hardware businesses, and the acquisition and growth of cabinet manufacturer Omega Holdings, Inc., as well as favorable foreign exchange ($95 million), higher average selling prices in the Home and Hardware business, and favorable product mix in the Golf business. These benefits were offset, in part, by lower volumes in some existing product lines, principally in the Office and Home and Hardware businesses, and the divestiture by the Home and Hardware business in November 2002 of its non-strategic plumbing parts business.

Cost of products sold

Cost of products sold increased $156.5 million, or 7%, on higher sales.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased $4.8 million, or 2%, due to lower volume for some non-premium products in the U.S. during the period.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $75.8 million, or 7%, on higher advertising and marketing expenditures, pension expense and general insurance costs, partially offset by cost savings achieved as a result of our restructuring actions and other cost containment initiatives across all of our operations, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $2.7 million to $14.1 million due to the amortization, beginning July 1, 2002, of certain finite-lived intangibles recorded as part of the Omega cabinets acquisition.

Restructuring charges

For the nine months ended September 30, 2003, we recorded pre-tax restructuring charges of $17.4 million ($12.2 million after tax). The charges principally related to the consolidation of manufacturing facilities and employee termination costs, largely in the Office business.

For the nine months ended September 30, 2002, we recorded pre-tax restructuring charges of $36.6 million ($23.8 million after tax). The charges principally related to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing and distribution facilities in the Office business, and the sale of certain non-strategic product lines in our Home and Hardware and Spirits and Wine businesses.

Write-down of identifiable intangibles

We recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of select identifiable intangibles, specifically trade names, in our Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Interest and related expenses

Interest and related expenses decreased $1.2 million, or 2%, on lower average interest rates for the nine months ended September 30, 2003 as compared to the prior year period.

Other income, net

Other income, net decreased $0.1 million to $35.5 million. In 2003, we recorded $10.7 million ($6.9 million after tax) in tax-related interest income. In 2002, we recorded $14.9 million ($9.6 million after tax) in tax-related interest income.

Income taxes

Income taxes increased $61.5 million, or 45%, as we recorded a lower tax benefit in 2003 compared with the prior year period. The reported effective income tax rates for the nine months ended September 30, 2003 and September 30, 2002 were 31.3% and 25.2%, respectively. The effective income tax rate comparison was affected by the following items. During the nine months ended September 30, 2003, the Internal Revenue Service (IRS) completed and the Congressional Joint Committee on Taxation approved the audit of our 1993-1996 tax returns. As a result of the completion of this tax audit and the resulting reevaluation of future tax exposures, the Company, in the second quarter of 2003, reduced tax expense by $35 million after recording a $29 million tax receivable and a net decrease to tax reserves of $6 million. The Company expects to receive a net cash refund of approximately $36 million during the fourth quarter, which includes after tax income of $6.9 million ($10.7 million pre tax) that was recorded in the third quarter.

During the nine months ended September 30, 2002, the Company recorded a tax benefit of $61.7 million plus after-tax interest of $9.6 million. This resulted from new IRS regulations, issued in March 2002, that reinterpret the capital loss disallowance rules and enabled the Company to utilize a tax loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The Company will receive cash representing the 1997 tax refund and related interest upon the conclusion of the IRS's regular audit of our 1997 tax returns.

Minority interests

Minority interests increased $0.3 million to $12.1 million, due to the higher operating income in our Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Net income

Net income of $422.3 million, or $2.90 basic and $2.82 diluted per share, for the nine months ended September 30, 2003 compared with net income of $394.1 million, $2.63 basic and $2.55 diluted per share, for the nine months ended September 30, 2002. The increase in net income of $28.2 million, or 7%, was principally due to the higher net sales and cost savings resulting from our restructuring and other cost containment initiatives across all of our operations. Lower tax benefits recorded in 2003 compared with the prior year period partly offset these factors.

Minority Interest in Consolidated Subsidiaries

In April 2003, the balance sheet caption “Minority interest in consolidated subsidiaries” decreased $30.5 million as a result of a return of capital by the Company’s spirits and wine business to its shareholders.

Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to initially recognize and measure costs associated with exit or disposal activities at fair value only when the liability is incurred, rather than at the date the Company commits to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s operating results or financial position for the three-month or nine-month periods ended September 30, 2003.

See Note 12 to the Condensed Consolidated Financial Statements for further discussion.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 is effective for newly created variable interest entities as of January 31, 2003 and will be effective for existing variable interest entities as of July 1, 2003. The adoption of FIN 46 did not have an impact on our results or financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after October 1, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company’s results or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Concluded)

Pension Plans

On an annual basis, we evaluate the assumptions used in determining our pension liabilities and assets as well as pension expense based upon historical returns on plan assets and current economic conditions at the time the assumptions are set.

The December 2001 review led to a reduction in both our weighted-average discount rate from 7.2% to 7.0% and weighted-average expected rate of return from 9.6% to 8.3%. These revisions led to an increase in pension expense of approximately $15 million to $21.9 million in 2002. Our December 2002 review led to a reduction of our weighted-average discount rate from 7.0% to 6.6% for 2003. Our weighted-average expected return on plan assets remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The 2002 revisions have resulted in an increase to our pension expense of approximately $3 million in 2003.

In addition, we provided cash contributions in 2003 of approximately $61 million to fund existing pension liabilities for our qualified defined-benefit plans versus a cash contribution of $8.5 million in 2002. A significant portion of these contributions were in the third quarter of 2003. We also expect to make cash contributions in 2003 of approximately $5 million for retirement benefits that will be paid under our various supplemental defined-benefit plans. In 2002, cash contributions to our supplemental defined-benefit plans totaled $7.9 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Home and Hardware

Net sales increased $186.0 million, or 10%, to $2.1 billion. The increase was attributable to the acquisition and growth of Omega cabinets and successful line extensions and new product introductions, principally faucets and cabinets. The sales growth was tempered by the absence of the divested plumbing parts business, an additional week of results last year for the Moen faucets business, and soft retail volume in our tool storage business.

Operating income increased $53.3 million, or 19%, to $339.8 million on the higher sales, productivity improvements, and absence of the low-return plumbing product lines sold in 2002, partially offset by higher operating expenses.

Management expects that our Home and Hardware business will benefit from strong demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products.

Our Home and Hardware business may be impacted by the long-term U.S. economic outlook, as well as mortgage interest rates, and their potential impact on the U.S. housing and remodeling markets. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base.

Spirits and Wine

Net sales increased $38.8 million, or 5%, to $774.6 million due to favorable foreign exchange ($21 million), growth in ready-to-drink Jim Beam products in Australia, higher sales of DeKuyper cordials and super-premium spirits in the U.S., and higher pricing for Jim Beam bourbon. These benefits were partly offset by lower excise taxes due to decreased volumes for some non-premium products in the U.S. during the period, lower volumes for some non-premium products in the U.S. and lower After Shock cordial volumes in the U.K.

Operating income increased $10.7 million, or 6%, to $197.0 million on the higher sales partly offset by increased brand investment expenses and selling and general and administrative costs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Spirits and Wine (Concluded)

Management expects that our spirits and wine business will benefit from growth in the premium and super-premium spirits market, and has focused its product development and marketing activities on those segments. Factors that could adversely affect results include: the possibility of excise tax increases; increased regulation; and continued soft demand in the restaurant and bar channel. In addition, the spirits and wine industry could be impacted by the continued trend towards consolidation of the supplier, distributor and retailer tiers.

Golf

Net sales increased $92.3 million, or 11%, to $929.4 million. The increase was led by significant share gains across all product categories benefiting from line extensions and the introduction of successful new products as well as favorable foreign exchange ($25 million) and product mix. Our golf business achieved sales growth and share gains despite lower rounds of play in the U.S.

Operating income increased $15.3 million, or 13%, to $134.7 million on the higher sales partly offset by higher operating expenses.

In April 2003, our Golf business announced plans to consolidate its three golf ball manufacturing facilities into its two newest production facilities. We believe this consolidation will create manufacturing efficiencies while preserving capacity to meet expected demand. Related to this consolidation we recorded $2.3 million in after-tax restructuring and restructuring-related charges ($3.7 million pre tax). We expect to record additional after-tax restructuring and restructuring-related charges of approximately $5 million ($9 million pre tax) to complete restructuring activities over the next twelve months.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Golf (Concluded)

The U.S. golf industry has been negatively impacted over the past three years by a decrease in rounds of play. Management believes this decrease is due to weak economic conditions, poor weather conditions and a decrease in destination travel. The lower rounds of play and the entrance of significant competitors into the category have led to increased competition. Despite these market conditions the Company’s U.S. market share in golf balls, clubs, shoes and gloves has increased. However, the future success of the Company’s golf business will depend upon continued strong innovation and marketing across its product categories.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. Each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length and has proposed new rules addressing the overall distance standard for golf balls. These newly enacted and proposed rules, when combined with other existing rules, could create barriers to, and limitations on, the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business.

Office

Net sales decreased $5.2 million, or 1%, to $789.3 million. The decrease was principally related to lower volumes in some existing product lines due to soft industry conditions, particularly affected in the U.S. by higher white-collar unemployment, and the continued share gain of private-label products. These factors were partly offset by favorable foreign exchange ($39 million) and the introduction of new products.

Operating income increased $16.8 million, or 329%, to $21.9 million as a result of the business’s ongoing repositioning program, including successful cost reduction and asset management initiatives, as well as favorable foreign exchange. The profit recovery in the business was broad-based, with particularly strong gains in our key international markets, Europe and Australia. These benefits were partly offset by the $12.0 million write-down of select identifiable intangibles in June 2003, specifically trade names, to reflect their diminished value.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Since 2001, we have been repositioning and restructuring the Office business to improve both financial results and the long-term value of the business. Under this plan, our office products group is realigning and streamlining its worldwide operations, intensifying its focus on growing profitable core product categories, and reducing overhead expenses and excess capacity. As a result of the final phase of our Office repositioning, during the nine months ended September 30, 2003, we recorded total after-tax restructuring and restructuring-related charges of $16.9 million ($22.4 million pre tax).

We expect to record additional after-tax charges of $20 to $25 million ($30 to $35 million pre tax) to complete this final phase, of which $5 to $10 million in after-tax charges ($10 to $15 million pre tax) will likely be incurred over the final three months of 2003. We expect to complete this final phase in 2004. Once completed, this restructuring action will have reduced the business’ manufacturing and distribution square footage by approximately forty percent, providing significant cost savings. These actions have generated significant working capital improvements. The overall office products repositioning program will continue to be self-funding within the Office business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities of $539.0 million for the nine months ended September 30, 2003 compared with $554.2 million for the same nine-month period last year. The decrease was principally related to higher sales in 2003 and the implementation of asset management initiatives in the prior year period in our Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash used by investing activities for the nine months ended September 30, 2003 was $224.6 million, compared with $546.6 million in the same nine-month period last year. The lower net cash used by investing activities is attributable to the decreased investment in acquisitions in the first nine months of 2003 compared with the prior year period. Due to the acquisition of Therma-Tru Corporation on November 10, 2003, the Company anticipates that net cash used by investing activities for full year 2003 will be higher than last year.

Net cash used by financing activities for the nine months ended September 30, 2003 was $175.1 million, compared with net cash provided by financing activities of $33.1 million in the same nine-month period last year. During the nine months ended September 30, 2003, purchases of our common stock increased to $168.0 million (3,419,400 shares repurchased), there was a $30.5 million return of capital by our Spirits and Wine business to its shareholders, the Company and V&S Vin & Sprit AB, and proceeds received from the exercise of stock options decreased to $47.6 million as options exercises were lower than in the same nine-month period last year.

Total debt increased $113.0 million during the nine-month period ended September 30, 2003. This increase reflected higher average borrowings to finance share repurchases and the acquisitions of American Lock Company, a U.S.-based manufacturer of solid body padlocks, Capital Cabinets Corporation, a U.S.-based manufacturer of kitchen and bath cabinets, and Wild Horse, a premium U.S.-based winery. The ratio of total debt to total capital increased to 30.2% at September 30, 2003 from 29.5% at December 31, 2002. The Company anticipates that its ratio of total debt to total capital as of December 31, 2003 will be higher than at September 30, 2003 as a result of the acquisition of Therma-Tru.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

Guarantees and Commitments:

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, total approximately $73 million as of September 30, 2003. We are required to perform under these guarantees in the event that the guaranteed party fails to make contractual payments. During the nine months ended September 30, 2003, we renewed our guarantee of Maxxium’s credit facility. The renewal resulted in an extension of the expiration date of the credit facility’s committed portion from November 14, 2003 to June 13, 2006. Because the guarantee of Maxxium debt was modified after the effective date of FIN 45, the Company is required to record a liability of approximately $2 million as of September 30, 2003 to reflect the fair value of the guarantee to Maxxium (through a reduction in the credit facility’s interest rate).

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

We have not made any payments related to indemnity obligations that were material to the Company’s financial position or results of operations for any quarter. Furthermore, we do not expect that any sums we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2003 or in subsequent periods.

In addition, we have issued surety bonds of $20.5 million primarily to support customs and excise tax obligations.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORTUNE BRANDS, INC. AND SUBSIDIARIES

Results of Operations for the Three Months Ended September 30, 2003 as Compared
to the Three Months Ended September 30, 2002

	Net Sales

	2003	2002

	(In millions)
Home and Hardware	$740.1	$687.7
Spirits and Wine	281.8	255.0
Golf	275.2	236.4
Office	286.7	284.0

	$1,583.8	$1,463.1

	Operating Income

	2003	2002

	(In millions)
Home and Hardware	$132.1	$108.8
Spirits and Wine	69.6	61.4
Golf	33.5	25.4
Office	17.0	12.6
Less:
Corporate expenses	13.3	10.8

	$238.9	$197.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $120.7 million, or 8%, to $1.6 billion. Sales benefited from increased volumes associated with line extensions and the introduction of new products, principally in the Golf, Home and Hardware, and Office businesses, favorable foreign exchange ($30 million), higher average selling prices at Home and Hardware and Spirits and Wine, the acquisitions of Capital Cabinets, American Lock and Wild Horse Winery, as well as higher sales of premium and super-premium spirits and favorable product mix in the Golf business. These benefits were partially offset by lower volumes in some existing product lines, principally in the Office and tool storage businesses, and the divestiture by the Home and Hardware business of its plumbing parts business in November 2002.

Cost of products sold

Cost of products sold increased $52.1 million, or 7%, on the higher net sales, partially offset by improved product mix and productivity improvements.

Excise taxes on spirits and wine

Excise taxes on spirits and wine increased $2.7 million, or 4%, due to higher volume for Jim Beam and DeKuyper in the U.S. in the period.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $32.2 million, or 9%, on higher advertising and marketing expenditures, pension expense and general insurance costs, partially offset by cost savings achieved as a result of our restructuring actions and other cost containment initiatives across all of our operations, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles decreased $0.1 million to $4.6 million.

Restructuring charges

For the three months ended September 30, 2003, we recorded pre-tax restructuring charges of $9.6 million ($7.1 million after tax). The charges principally related to the consolidation of manufacturing facilities and employee termination costs, largely in the Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Restructuring charges (Concluded)

For the three months ended September 30, 2002, we recorded pre-tax restructuring charges of $17.3 million ($11.0 million after tax). The charges principally related to employee termination costs, asset write-offs and costs associated with the consolidation of manufacturing facilities, principally in the Office business, and the sale of certain non-strategic product lines in our Home and Hardware and Spirits and Wine businesses.

Interest and related expenses

Interest and related expenses decreased $0.3 million, or 2% for the three months ended September 30, 2003 as compared to the prior year period.

Other income, net

Other income, net increased $13.5 million to $18.8 million due to interest income of $10.7 million recorded on a tax receivable in 2003.

Income taxes

Income taxes increased $22.6 million, or 34%, to $89.5 million due to higher income before income taxes. The reported effective income tax rate for the three months ended September 30, 2003 and September 30, 2002 were 37.4% and 36.3%, respectively. The effective income tax rate comparison was effected by non-deductible restructuring and restructuring-related charges in 2003.

Minority interests

Minority interests decreased $0.2 million to $3.9 million, due to the lower operating income in our Office business.

Net income

Net income of $146.1 million, or $1.01 basic and $0.98 diluted per share, for the three months ended September 30, 2003 compared with net income of $113.2 million, or $0.75 basic and $0.73 diluted, for the three months ended September 30, 2002. The increase in net income of $32.9 million, or 29%, was due to higher net sales, cost savings resulting from our restructuring actions and other cost containment initiatives across all of our operations, and interest income recorded on a tax receivable.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Home and Hardware

Net sales increased $52.4 million, or 8%, to $740.1 million. The increase was attributable to growth in the cabinets business, line extensions, and the acquisitions of Capital Cabinets and American Lock. The sales growth was tempered by the absence of the divested plumbing parts business and an additional week of results last year for the Moen faucets business.

Operating income increased $23.3 million, or 21%, to $132.1 million on the higher sales and productivity improvements, partially offset by higher operating expenses.

Spirits and Wine

Net sales increased $26.8 million, or 11%, to $281.8 million principally on favorable foreign exchange ($9 million), higher volumes of super-premium spirits in the U.S., increased volume and new products for DeKuyper cordials, higher volume for Jim Beam products in the U.S. due to distributor restocking, growth in ready-to-drink Jim Beam products in Australia, higher pricing for Jim Beam bourbon, and higher excise taxes on increased volume for Jim Beam and DeKuyper in the U.S.

Operating income increased $8.2 million, or 13%, to $69.6 million on the higher sales partly offset by increased brand investment expenses and higher selling, general and administrative costs.

Golf

Net sales increased $38.8 million, or 16%, to $275.2 million. The increase was attributable to significant share gains across all product categories benefiting from line extensions and the introduction of successful new products, as well as favorable product mix and foreign exchange ($5 million). These benefits were partly offset by the effect of decreased rounds of play in the U.S.

Operating income increased $8.1 million, or 32%, to $33.5 million on the higher sales partly offset by higher operating expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Office

Net sales increased $2.7 million, or 1%, to $286.7 million. The increase was principally related to favorable foreign exchange ($12 million) and higher sales in Australia. These factors were partly offset by lower volumes in some existing product lines due to soft industry conditions, particularly affected in the U.S. by higher white-collar unemployment, and the continued share gain of private-label products.

Operating income increased $4.4 million, or 35%, to $17.0 million on the higher sales and the business’s ongoing repositioning program, including successful cost reduction and asset management initiatives. These benefits were partly offset by higher restructuring and restructuring-related charges in the quarter.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, returns on pension assets, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home and hardware and golf products businesses, expenses and disruptions related to shifts in manufacturing to different locations and sources, the impact of weak conditions in the leisure travel industry on our golf and spirits and wine businesses, the performance of newly acquired businesses as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in the information provided in Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in providing them on a timely basis with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

          (b) Changes in Internal Controls.

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company’s fiscal quarter ending September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

(a) Smoking and Health Proceedings

Indemnification Agreement

On December 22, 1994, Registrant sold The American Tobacco Company (“ATCO”) to Brown & Williamson Tobacco Corporation (“B&W”), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has since merged into B&W (the “Indemnitor”), agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

Individual Cases

On November 1, 2003, there were approximately 34 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 34 such cases as of February 24, 2003 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Class Actions

As of November 1, 2003, there were approximately 9 purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately nine such cases on February 24, 2003, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Health Care Cost Recovery Actions

As of November 1, 2003, there were approximately 4 health care cost recovery actions pending in which Registrant had been named as one of the defendants, compared with approximately four such cases as of February 24, 2003, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Reference is made to Note 15, “Pending Litigation” in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

          (b) Environmental Matters

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

Capital Cabinets Corporation, which the Company acquired on June 27, 2003, is a party to an administrative proceeding relating to alleged air emissions violations at Capital’s North Las Vegas, Nevada facility. Although Capital has not admitted the existence of violations at the facilities, Capital and the U.S. Environmental Protection Agency have entered into a consent decree under which Capital will pay sanctions of $142,000. The purchase price for Capital was reduced by an amount equal to the anticipated sanctions, and management has determined that any additional costs related to these proceedings will not be material. These administrative proceedings were instituted prior to Registrant’s acquisition of Capital. The North Las Vegas, Nevada facility is currently in compliance with applicable terms of the consent decree.

The Company’s spirits and wine business received a notice of violation on August 8, 2003 from the Kentucky Department for Environmental Protection relating to a discharge of distilled spirits from the business’ warehouse facility in Bardstown, Kentucky. The discharge occurred during a fire at the facility believed to have been caused by lightning. The notice of violation seeks remediation and monitoring. Management believes any liability associated with the alleged violation or with the fire will not be material.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits

3(ii)a.	Amendment to By-Laws of the Company

3(ii)b.	By-Laws of the Company as in effect on the date hereof

10a1.	2002 Non-Employee Directors Stock Option Plan, as amended.*

10b1.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein.*

10c1.	Severance Agreement dated August 1, 2003 between the Company and Christopher J. Klein.*

12.	Statement re computation of ratio of earnings to fixed charges.

15.	Letter from PricewaterhouseCoopers LLP dated November 12, 2003 re unaudited financial information.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     (b)      Reports on Form 8-K

Registrant furnished a Current Report on Form 8-K, dated July 17, 2003, in respect of Registrant’s press release dated July 17, 2003 announcing Registrant’s financial results for the fiscal quarter ended June 30, 2003 (Items 7(c) and 12).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC. (Registrant)

Date: November 12, 2003	By	/s/ C. P. Omtvedt

C. P. Omtvedt
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Sequentially
Exhibit		Numbered Page

3(ii)a.	Amendment to By-Laws of the Company

3(ii)b.	By-Laws of the Company as in effect on the date hereof

10a1.	2002 Non-Employee Directors Stock Option Plan, as amended.*

10b1.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein.*

10c1.	Severance Agreement dated August 1, 2003 between the Company and Christopher J. Klein.*

12.	Statement re computation of ratio of earnings to fixed charges.

15.	Letter from PricewaterhouseCoopers LLP dated November 12, 2003 re unaudited financial information.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.