Form 10-K
period 2003-12-31
FORTUNE BRANDS INC
filed 2004-03-12
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-9076

Fortune Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3295276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Tower Parkway, Lincolnshire, IL 60069-3640

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $3.125 per share	New York Stock Exchange, Inc.
$2.67 Convertible Preferred Stock, without par value	New York Stock Exchange, Inc.
8 5/8% Debentures Due 2021	New York Stock Exchange, Inc.
7 7/8% Debentures Due 2023	New York Stock Exchange, Inc.
Preferred Share Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant, at June 30, 2003 (the last day of our most recent second quarter), was $7,612,658,024.40. The number of shares outstanding of registrant’s common stock, par value $3.125 per share, at February 17, 2004, were 146,279,605.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 27, 2004 (to be filed not later than 120 days after the end of registrant’s fiscal year) is incorporated by reference into Part III hereof.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business.

(a)	General development of business.

Fortune Brands, Inc. (“we” or “the Company”) is a holding company with subsidiaries engaged in the manufacture, production and sale of home and hardware products, spirits and wine, golf and office products.

The Company was incorporated under the laws of Delaware in 1985 and until 1986 conducted no business. Prior to 1986, the businesses of the Company’s subsidiaries were conducted by American Brands, Inc., a New Jersey corporation organized in 1904 (American New Jersey), and its subsidiaries. American New Jersey was merged into The American Tobacco Company (ATCO) on December 31, 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to the Company. In addition, the Company assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. On May 30, 1997, the Company’s name was changed from American Brands, Inc. to Fortune Brands, Inc.

As a holding company, the Company is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the Company, and thus the right of the Company’s creditors (including holders of its debt securities and other obligations) and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of the Company’s unconsolidated revenues and funds is dividends and other payments from its subsidiaries. The Company’s principal subsidiaries currently are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Fortune Brands’ success is driven by leading consumer brands in four categories: home and hardware products, spirits and wine, golf equipment and office products. We seek to grow sales and profits by investing in the growth of our leading consumer brands. Our brand investments include support for marketing, advertising and the development of innovative new products. We also seek to gain market share by developing and expanding customer relationships.

While our first priority is internal growth, we add to that growth with high-return acquisitions and joint ventures that position our businesses for even stronger growth and higher returns. Accordingly, we have made the following acquisitions and joint venture partnerships in recent years:

•	Therma-Tru Holdings, Inc., acquired by our home and hardware business in November 2003. Therma-Tru is the leading brand of residential entry doors in the United States. The cost of the acquisition was $924.0 million.

In 2003, the Company completed these additional acquisitions with an aggregate cost of $123.7 million:

•	Capital Cabinet Corporation, a cabinet supplier to builders in the Southwestern U.S., acquired by our home and hardware business (June 2003).

•	American Lock Company, a manufacturer of commercial locks, acquired by our home and hardware business (April 2003).

•	Wild Horse Winery, a maker of ultra-premium California wines, acquired by our spirits and wine business (July 2003).

•	Extension of the rights for our spirits and wine business to manufacture and distribute Gilbey’s gin and vodka in the U.S. and acquisition of trademark rights to Kamchatka vodka in California (December 2003).

Acquisitions and joint ventures from 1999-2002 were:

•	Omega Holdings, Inc., a leading manufacturer of custom and semi-custom cabinetry, acquired by our home and hardware business in 2002 for $538.0 million.

•	Future Brands LLC (Future Brands), a joint venture established in 2001 by our spirits and wine business and V&S Vin & Sprit AB (V&S), the maker of ABSOLUT vodka, for the distribution of both companies’ spirits brands in the United States.

•	Maxxium Worldwide B.V. (Maxxium), a joint venture established in 1999 by our spirits and wine business, Remy-Cointreau and Highland Distillers for the distribution of the partners’ spirits and wine brands in key markets outside the United States.

•	Our home and hardware and office businesses completed acquisitions of a cabinet manufacturer and a presentation product company, respectively, in 1999.

We have also sold a number of nonstrategic businesses and product lines, including the sale in 2001 of the spirits and wine business’s U.K.-based Scotch whisky business for $280 million, and the sale in 2002 of the home and hardware unit’s specialty plumbing parts business for $15 million.

We review on an ongoing basis the portfolio of brands owned by our operating companies and evaluate our options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions will be made, we might finance such acquisitions by issuing additional debt or equity securities. The possible additional debt from any completed acquisitions would increase the Company’s debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. We also consider other corporate strategies intended to enhance stockholder value, including share repurchases and higher dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect thereof might be upon the Company’s debt or equity securities.

Another aspect of our strategy is to continuously improve the productivity and cost structures of our businesses. Cost-reduction opportunities resulted in pre-tax restructuring charges of $19.5 million, $45.9 million and $45.4 million in 2003, 2002 and 2001, respectively.

Cautionary Statement

Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, Item #1 — Business and Item #3 — Legal Proceedings and in Part II, Item #7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to:

•	changes in general economic conditions,

•	foreign exchange rate fluctuations,

•	changes in interest rates,

•	returns on pension assets,

•	competitive product and pricing pressures,

•	trade customer consolidations,

•	the impact of excise tax increases with respect to distilled spirits,

•	regulatory developments,

•	the uncertainties of litigation,

•	changes in golf equipment regulatory standards,

•	the impact of weather, particularly on the home & hardware and golf products groups,

•	expenses and disruptions related to shifts in manufacturing to different locations and sources,

•	changes in commodity costs,

•	the impact of weak conditions in the leisure travel industry on our golf and spirits and wine businesses, and other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

(b)	Financial information about industry segments

See Note #17 — “Information on Business Segments” in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K.

(c)	Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the industry segments of Home and Hardware, Spirits and Wine, Golf and Office. For financial information about these industry segments, see Note #17 — “Information on Business Segments” in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K.

Home and Hardware

Fortune Brands Home & Hardware, Inc. (Home and Hardware) is a holding company for subsidiaries in the home and hardware business. Subsidiaries include Moen Incorporated (Moen), MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Master Lock Company (Master Lock), Waterloo Industries, Inc. (Waterloo) and Therma-Tru Corp. (Therma-Tru). The home and hardware industry is highly competitive. Home and Hardware’s operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. Factors that affect Home and Hardware’s results of operations include levels of home improvement and residential construction activity, principally in the U.S.

Moen manufactures faucets, bath furnishings, accessories, parts and composite kitchen sinks in North America and East Asia. Sales are made through Moen’s own sales force and independent manufacturers’ representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors and original equipment manufacturers. Some plumbing parts and repair products are purchased from other manufacturers and packaged for resale. Products are sold principally in the U.S. and Canada and also in East Asia, Mexico and Latin America. Moen’s chief competitors include Masco’s Delta/Peerless, Black & Decker’s Price Pfister, Kohler, American Standard and imported private-label brands.

MasterBrand Cabinets is engaged in manufacturing custom, semi-custom, stock, and ready-to-assemble kitchen cabinets and bathroom vanities. MasterBrand Cabinets sells under brand names including Aristokraft, Decorá, Schrock, Diamond, Kemper, Omega, Kitchen Craft and HomeCrest. MasterBrand Cabinets sells direct to large homebuilders and through stocking distributors for resale to kitchen and bath specialty dealers, home centers, lumber and building material dealers, remodelers and builders. In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation. In April 2002, MasterBrand Cabinets acquired Omega Holdings, Inc., a manufacturer of custom and semi-custom cabinetry, for $538 million. MasterBrand Cabinets is the second largest cabinet manufacturer in North America. MasterBrand Cabinets’ competitors include Masco’s Merillat, KraftMaid and Mills Pride brands, American Woodmark Corporation, and Armstrong World Industries’ Triangle Pacific brand.

Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive, trailer and towing locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Kryptonite, Hampton, Winner and various imports in the padlock segment. In April 2003, our home and hardware business acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks.

Waterloo manufactures tool storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, to Lowe’s under the Kobalt brand name, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category.

In November 2003, the home and hardware business acquired Therma-Tru Holdings, Inc., the leading manufacturer of residential entry door systems in the United States. This acquisition fits our strategic focus on leading brands, shares beneficial demographics and market fundamentals with our other home and hardware brands, and creates valuable synergies within our home and hardware business. The purchase was financed through the issuance of commercial paper and subsequently partially refinanced through the issuance of long-term debt securities under the Company’s outstanding shelf registration statement filed with the Securities and Exchange Commission. Therma-Tru recorded full-year sales of approximately $410 million in 2003. Results of operations have been included in the Company’s consolidated financial statements as of the acquisition date. The acquisition price was $924.0 million, net of cash.

Therma-Tru designs and manufactures fiberglass and steel residential entry door systems, primarily for sale in the United States, Canada and Western Europe. Therma-Tru’s principal customers are building products distributors that sell door systems, windows, moldings and other millwork building products to the residential new construction market, as well as the remodeling and renovation markets. Therma-Tru’s competitors include Masonite, Jeld-Wen, Plastpro and others.

In November 2002, the home and hardware business sold its non-strategic plumbing parts business.

Raw materials used for the manufacture of products offered by Home and Hardware’s operating companies are primarily red oak, maple and pine lumber, particleboard, rolled steel, brass, zinc, copper, nickel, and various plastic resins. These materials are available from a number of sources.

Spirits and Wine

Jim Beam Brands Worldwide, Inc. (JBBW) is a holding company for subsidiaries in the distilled spirits and wine business. Principal subsidiaries include Jim Beam Brands Co. (JBBCo.), Future Brands LLC (Future Brands) and Jim Beam Brands Australia Pty. Limited.

In July 2003, the spirits and wine business acquired Wild Horse Winery, a California-based producer of premium and ultra-premium wines. In December 2003, the spirits and wine business extended the rights to manufacture and distribute Gilbey’s gin and vodka for an additional 20 years, and also acquired the trademark rights to the Kamchatka vodka brand in California (the spirits and wine business previously had owned all other U.S. rights to Kamchatka).

On October 16, 2001, the Company’s spirits and wine business sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The business that was sold generated sales of approximately $235 million (including excise taxes) in 2000. The Company recorded an after-tax gain of $21.8 million related to the sale.

On May 31, 2001, the Company’s spirits and wine business completed transactions with V&S Vin & Sprit AB (V&S), maker of ABSOLUT vodka, creating the Future Brands joint venture to distribute both companies’ spirits brands in the United States. V&S paid $270 million to gain access to JBBCo.’s U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. V&S also acquired a three-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004 or upon a change in control of JBBW, JBBCo., or certain other events.

In August 1999, JBBW formed the Maxxium international sales and distribution joint venture with Remy Cointreau S.A. and Highland Distillers Group Limited to distribute and sell premium wines and spirits in key markets outside the United States. Concurrent with the formation of Future Brands in May 2001, V&S acquired a 25% interest in Maxxium.

Principal markets for the products of JBBW’s subsidiaries are the U.S., Australia and the U.K. Approximately 20-25% of our spirits and wine business’s sales are to international markets.

JBBW’s leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, and Gilbey’s gin and Gilbey’s vodka are produced and sold in the U.S. under a license expiring September 30, 2027.

JBBCo., whose operations are located in the U.S., currently produces, or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka and rum. JBBCo. and its predecessors have been distillers of bourbon whiskey since 1795. JBBCo.’s leading brand names are Jim Beam bourbon whiskey, DeKuyper cordials, Windsor Canadian supreme whisky, Kessler American blended whiskey, Kamora coffee liqueur, Knob Creek, Booker’s, Baker’s and Basil Hayden’s small batch bourbons, Ronrico rum, Vox vodka, Lord Calvert Canadian whisky and Gilbey’s gin. The Geyser Peak, Canyon Road and Wild Horse wines are produced and sold by Peak Wines International, Inc., another subsidiary of JBBW. Products of JBBW’s subsidiaries are sold through various distributors. In the 18 “control” states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages, products are sold through government-controlled liquor authorities.

The distilled spirits business is highly competitive, with many brands sold in the consumer market. JBBW is the largest U.S.-based producer and marketer of distilled spirits and is among the major competitors worldwide. JBBW’s subsidiaries compete on the basis of product quality, price, service and responsiveness to consumer preferences. Major competitors include Diageo, Allied Domecq, Pernod, Brown-Forman, Bacardi and Constellation Brands.

Over the past several years, there has been a trend toward consolidation of supplier, distributor and retailer tiers in the highly competitive global spirits and wine business. Continued consolidation may present pricing and service challenges for our spirits and wine business and its competitors. It may also present opportunities, particularly for the most efficient and innovative competitors.

Because whiskeys are aged for various periods, generally from three to nine years, subsidiaries of JBBW maintain, in accordance with industry practice, substantial inventories of aging bulk whiskey in warehouse facilities. Whiskey production is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, JBBW may from time to time seek to purchase bulk whiskey if necessary to meet estimated future demand.

The principal raw materials for the production, storage and aging of distilled products, especially whiskeys, are primarily corn, other grains, and new oak barrels, and are readily available from a number of sources except that new oak barrels are available from only a limited number of major sources, one of which is owned by a competitor. JBBCo. has a long-term supply agreement for new oak barrels.

The principal raw materials used in the production of wines are grapes, barrels and packaging materials. Grapes are primarily purchased from independent growers under long-term supply contracts and, from time to time, are affected by weather and other forces that may impact production and quality.

The production, storage, transportation, distribution and sale of the products of JBBW’s subsidiaries are subject to regulation by federal, state, local and foreign authorities. Various local jurisdictions prohibit or restrict the sale of distilled spirits and wine in whole or in part.

Several industries have faced class action litigation, and four such purported class actions have been brought against certain producers of alcohol beverages for alleged marketing to persons under the legal drinking age. Neither the Company nor any of its subsidiaries is a party to these legal actions. The Company believes, and counsel has advised generally, that in the event such actions are commenced against the Company or its subsidiaries, meritorious defenses would be available, and the Company would vigorously contest any such litigation.

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

Golf

Acushnet Company (Acushnet), together with its subsidiaries, is a leading manufacturer and distributor of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear, dress and athletic shoes, socks and accessories. Acushnet’s leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist putters; FootJoy golf shoes; and FootJoy and Titleist golf gloves. Acushnet products are sold primarily to on-course golf pro shops and selected off-course specialty stores throughout the United States. Sales are made in the U.K., Canada, Germany, Austria, Denmark, Ireland, France, Sweden, The Netherlands, South Africa, Thailand, Singapore, Malaysia, Australia, New Zealand and Japan through subsidiaries and outside these areas through distributors or agents. Approximately 25-30% of our golf business’s sales are to international markets.

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. In golf balls, Acushnet’s main competitors are Callaway, Top Flite, Maxfli, Bridgestone and Nike. In golf clubs, Callaway, TaylorMade, Cleveland, Wilson, Ping, Nike, Adams and Orlimar are the main competitors. In golf shoes, Nike, Etonic, Adidas and Dexter are the main competitors. In golf gloves, Nike, Etonic, Wilson and TaylorMade/Maxfli are the main competitors.

Acushnet’s advertising and promotional campaigns rely in part on a large number of touring professionals and club professionals using and endorsing its products. The market for the endorsement and promotional services of touring professionals has been and will continue to be increasingly competitive.

There is currently a substantial market in “knock-off” and counterfeit golf clubs which imitate or copy the protected features of original equipment manufacturers’ golf club products. Acushnet has an active program of enforcing its intellectual property rights against those who make or sell such products.

Office

ACCO World Corporation (ACCO) is a holding company for subsidiaries engaged in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products, supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to such subsidiaries’ specifications by third party suppliers, principally in the U.S., Canada, Mexico, Western Europe, Australia, New Zealand and Asia.

ACCO Brands, Inc. (ACCO Brands), ACCO’s primary U.S. operating company, manufactures and sells binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, computer supplies and accessories, labels and presentation products. ACCO Canada Inc., a subsidiary of ACCO, manufactures a limited product range and distributes, in Canada, a range of office products similar to that distributed by ACCO Brands in the U.S. ACCO Mexicana S.A. de C.V. manufactures binders and fasteners, and distributes, in Mexico, a range of office products similar to that distributed by ACCO Brands in the U.S. Principal office products brands include ACCO fastener products, Swingline stapling products, Wilson Jones binders and labels, Kensington computer accessories and supplies, Apollo and Boone presentation products and Perma corrugated storage products. Products are sold throughout the U.S., Canada and Mexico by in-house sales forces and independent representatives to office and computer products wholesalers, retailers, dealers, mail order companies and mass merchandisers. In October 1999, ACCO acquired Boone International Inc., a leading manufacturer of bulletin and dry-erase boards, chalkboards and dry-erase markers and accessories for home, home office and commercial use. Boone sales are concentrated in the U.S. and Canada.

Operating units of ACCO Europe PLC (ACCO Europe), another subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines, storage and retrieval filing systems and presentation products. ACCO Europe’s products are sold primarily in the U.K., Ireland, Western Europe and Australia through its subsidiaries’ sales forces and through distributors. Principal brands sold by ACCO Europe’s subsidiaries include ACCO fastening products, Kensington computer accessories, Rexel filing, stapling, binding, and laminating products, Twinlock filing products, Nobo presentation products and, in Australia, Marbig products. Approximately 45-50% of our office business’s sales are to international markets.

Day-Timers, Inc. (Day-Timers), a subsidiary of ACCO, manufactures and distributes personal organizers and planners in the U.S. and Mexico. Products are sold in the U.S. and Canada by Day-Timers and in Australia and the U.K. by subsidiaries of Day-Timers through direct mail advertising, catalogs to consumers and businesses, and electronic commerce. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers.

Management believes that manufacturing within the office products industry remains highly fragmented. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a regional basis only. Many manufacturers supply a relatively narrow range of products. ACCO’s key competitors on a world-wide basis include Avery Dennison, Esselte, Newell Rubbermaid, Fellowes, Cardinal and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Mead (including Day-Runner). In computer accessories, ACCO competes against Fellowes, Logitech, Microsoft, Targus, Belkin and others. ACCO and Kensington are also facing increasing competition from private label at retail. ACCO’s operating companies compete on the basis of product quality, innovation, price, service and responsiveness to consumer preferences.

ACCO’s subsidiaries purchase raw materials, components and products from a variety of sources, including non-U.S. vendors, on competitively available terms that fluctuate based on market conditions.

Other Matters

Employees

As of December 31, 2003, the Company and its subsidiaries had approximately the following number of employees:

Home and Hardware	19,847
Spirits and Wine	1,253
Golf	4,789
Office	4,990
Corporate Office	109

Total	30,988

Environmental Matters

The Company and its subsidiaries are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company’s subsidiaries may undertake in the future. In the opinion of management of the Company, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the capital expenditures, financial condition, results of operations or competitive position of the Company and its subsidiaries.

Capital Cabinet Corporation (“Capital”), which the Company acquired on June 27, 2003, is a party to an administrative proceeding relating to alleged air emissions violations at Capital’s North Las Vegas, Nevada facility. Although Capital has not admitted the existence of violations at the facility, Capital and the U.S. Environmental Protection Agency have entered into a consent decree under which Capital has paid sanctions of $142,000. The purchase price for Capital was reduced by an amount equal to the anticipated sanctions, and management has determined that any additional costs related to these proceedings will not be material. These administrative proceedings were instituted prior to the Company’s acquisition of Capital. The North Las Vegas, Nevada facility is currently in compliance with applicable terms of the consent decree.

(d)	Financial information about foreign and domestic operations and export sales

The Company’s subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See the table captioned “Information on Business Segments” in Note 17 of the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K. The Company has investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada, and, therefore, changes in the value of the currencies of these countries can have an effect on the Company’s financial statements when translated into U.S. dollars.

Web Site Access to SEC Reports

The Company’s website address is www.fortunebrands.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Item 2. Properties.

The Company leases its principal executive offices in Lincolnshire, Illinois. The following table indicates the principal properties of the Company’s subsidiaries:

Segment	Manufacturing Plants		Distribution Centers		Warehouses		Other
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Home and Hardware
U.S.	35	2	1	13		8		14
Canada	2	1		2		3		17
Mexico	4			1
Guatemala				1
Europe								2
Asia	1					1
Spirits and Wine
U.S.	7		2		9		7	3
Europe								1
Canada	1				1		1
Australia								1
Golf
U.S.	5	1	1	4				5
Europe			2	7
Canada				1
Asia	2	3		8				3
Africa				1
Office
U.S.	2	4	1
Europe	7		2	4
Canada		1
Mexico	2
Australia	1
New Zealand				1
Corporate
U.S.								1
Asia								2

Total U.S.	49	7	5	17	9	8	7	23

Total Non-U.S.	20	5	4	26	1	4	1	26

TOTAL	69	12	9	43	10	12	8	49

The Company and its subsidiaries are of the opinion that their properties are suitable to their respective businesses and have production capacities adequate to meet the needs of their businesses.

Item 3. Legal Proceedings.

Overview

On December 22, 1994, the Company sold The American Tobacco Company (“ATCO”) to Brown & Williamson Tobacco Corporation (“B&W”), at the time a wholly owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has merged into B&W (together, the “Indemnitor”), agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. The Indemnitor has complied with the terms of the indemnification agreement since 1994 and the Company is not aware of any inability on the part of the Indemnitor to satisfy its indemnitor obligations.

On October 27, 2003, British American Tobacco p.l.c. and RJ Reynolds Tobacco Holdings, Inc. announced the signing of a definitive agreement to combine the assets of their respective U.S. tobacco businesses, B&W and R.J. Reynolds Tobacco Co., into a new publicly traded holding company, Reynolds American Inc. The indemnification agreement provides that the Indemnitor shall not consolidate or merge with, or transfer substantially all of its business, unless the entity formed by the merger or consolidation, or transfer of the business, expressly assumes the indemnification obligations. If the proposed transaction between the Indemnitor and Reynolds is structured in one of such forms, the combined entity would be required to expressly assume the Indemnitor’s obligation to indemnify the Company. If the proposed transaction is consummated in some other form, the indemnification obligations of the Indemnitor would continue.

Numerous legal actions, proceedings and claims are pending in various jurisdictions against leading tobacco manufacturers, including B&W both individually and as successor by merger to ATCO, based upon allegations that cancer and other ailments have resulted from tobacco use. The Company has been named as a defendant in some of these cases. These claims have generally fallen within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and other damages and purporting to be brought on behalf of classes of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by foreign governments, unions, health trusts, taxpayers and others seeking reimbursement for health care expenditures allegedly caused by cigarette smoking. Damages claimed in some of the cases range into the billions of dollars.

Individual Cases

As of February 17, 2004, there were approximately 26 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with approximately 34 such cases as of February 24, 2003. See “List of Pending Cases” below.

Class Actions

As of February 17, 2004, there were approximately six purported smoking and health class actions pending in which the Company has been named as one of the defendants compared with approximately nine such cases as of February 24, 2003. See “List of Pending Cases” below.

Health Care Cost Recovery Actions

As of February 17, 2004, there was one health care recovery action pending in which the Company has been named as one of the defendants, compared with approximately four such cases as of February 24, 2003. See “List of Pending Cases” below.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et. al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. To date the Florida Supreme Court has not ruled whether it will review the case. The Company is not a party to the Engle litigation.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia has dismissed certain counts of the lawsuit, but has also ruled that the government may proceed with two counts under the federal RICO statute under which the government seeks disgorgement of all of defendants’ profits from the sale of tobacco. A trial date of September 15, 2004 has been set with respect to all remaining claims. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. A class action involving similar allegations (Howard, et al. v. Brown & Williamson Tobacco Corp.) is pending against B&W in the same court. Trial in the Howard case has been stayed pending appeal by Philip Morris in Price. The Company is not a party to either the Price or the Howard litigation.

Resolution of Health Care Cost Recovery Actions by State, U.S. Territories and the District of Columbia

In 1998, certain U.S. tobacco companies, including B&W, entered into a Master Settlement Agreement (the “MSA”) with certain state attorneys general that resulted in the dismissal of all remaining health care reimbursement lawsuits brought by 52 government entities, including 46 States, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia. Although the Company is not a party to the MSA and is not bound by any of its payment obligations or other restrictions, the Company understands that it is a released party under the terms of the MSA, which provides for the release of claims not only against participating manufacturers, but also against their predecessors, successors, and past, present and future affiliates.

Under the MSA, participating manufacturers were required to make initial payments through 2003, with additional payments to the settling parties required to continue in perpetuity (starting at $4.5 billion in 2000 and increasing to $9 billion in 2018 and thereafter). Payments to a strategic contribution fund for individual states beginning in 2008 through 2017, and a public health foundation until 2008, are also required. Ongoing payments are to be allocated according to market share and are subject to various credits and adjustments, depending on industry volume. The MSA also calls for the participating manufacturers to pay attorneys’ fees for the States’ attorneys in the settled litigation.

Prior to the MSA, health care cost recovery actions filed by the states of Minnesota, Texas, Florida and Mississippi were settled separately on terms which included monetary payments of several billion dollars. The Company was not a party to the Minnesota or Texas action and was voluntarily dismissed from the Florida and Mississippi actions. The Company is not a party to any of these settlements nor is it required to pay any money under these settlements.

List of Pending Cases

For a list of pending cases, see Exhibit 99 to this Form 10-K and, for a discussion of other pending litigation, see Note #22 “Pending Litigation” in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4A. Executive Officers of the Company.

The name, present positions and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age
Norman H. Wesley	Chairman of the Board and Chief Executive Officer of the Company since December 1999; President and Chief Operating Officer prior thereto.	54
Mark Hausberg	Senior Vice President — Finance and Treasurer of the Company since January 2000; Vice President and Treasurer prior thereto.	54
Christopher J. Klein	Senior Vice President — Strategy and Corporate Development since April 2003; Executive Vice President — Payment Strategies and Acquisitions for Bank One Corporation from 2001 to 2003; Managing Director of Financial Services for Internet Capital Group from 2000 to 2001; Partner, McKinsey & Company, a management consulting firm, prior thereto.	40
Craig P. Omtvedt	Senior Vice President and Chief Financial Officer of the Company since January 2000; Senior Vice President and Chief Accounting Officer prior thereto.	54
Mark A. Roche	Senior Vice President, General Counsel and Secretary of the Company since January 2000; Senior Vice President and General Counsel prior thereto.	49
Nadine A. Heidrich	Vice President and Corporate Controller of the Company since September 2001; Chief Financial Officer of Specialty Elastomers Group, Inc. from 2000 to 2001; Vice President — Finance for John Crane, Inc. prior thereto.	49

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

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

Quarterly Common Stock Cash Dividend Payments

	2003	2002
Payment date	Per share	Per share
March	$.27	$.25
June	.27	.25
September	.30	.25
December	.30	.27

	$1.14	$1.02

Quarterly Composite Common Stock Prices

	2003		2002
	High	Low	High	Low
First	$48.70	$40.60	$50.34	$36.85
Second	$54.25	$42.71	$57.86	$48.02
Third	$58.57	$51.41	$56.04	$45.01
Fourth	$71.80	$57.02	$53.40	$43.61

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 17, 2004, there were 26,212 record holders of the Company’s common stock, par value $3.125 per share.

Item 6. Selected Financial Data.

Six-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries

(In millions, except per share amounts)	2003(b)	2002(b)	2001	2000	1999	1998
OPERATING DATA(a)
Net sales	$6,214.5	$5,677.7	$5,559.6	$5,635.4	$5,500.6	$5,280.1
Gross profit	2,539.2	2,292.0	2,070.9	2,193.7	2,225.7	2,168.5
Depreciation and amortization	192.6	178.7	218.7	236.7	230.5	251.1
Operating income (loss)	917.5	786.6	531.3	177.8	(641.1)	619.6
Interest expense	73.8	74.1	96.8	133.8	106.8	102.7
Income taxes	289.2	214.2	94.4	176.6	169.9	218.3
Income (loss) from continuing operations	579.2	525.6	386.0	(137.7)	(890.6)	293.6
Extraordinary items	—	—	—	—	—	(30.5)
Net income (loss)	579.2	525.6	386.0	(137.7)	(890.6)	263.1
Earnings per common share
Basic
Continuing operations	$3.97	$3.51	$2.55	$(0.88)	$(5.35)	$1.70
Extraordinary items	—	—	—	—	—	(.18)

Net income (loss)	$3.97	$3.51	$2.55	$(0.88)	$(5.35)	$1.52

Diluted
Continuing operations	$3.86	$3.41	$2.49	$(0.88)	$(5.35)	$1.67
Extraordinary items	—	—	—	—	—	(.18)

Net income (loss)	$3.86	$3.41	$2.49	$(0.88)	$(5.35)	$1.49

COMMON SHARE DATA(a)
Dividends paid	$166.2	$152.7	$147.2	$146.9	$148.7	$146.5
Dividends paid per share	$1.14	$1.02	$.97	$.93	$.89	$.85
Average number of basic shares outstanding	145.6	149.4	151.7	157.6	166.6	172.2
Book value per share	$18.54	$15.68	$14.15	$13.85	$16.71	$23.92

BALANCE SHEET DATA(a)(c)
Inventories	$956.2	$835.8	$856.6	$1,079.2	$1,061.4	$1,087.6
Current assets	2,281.6	1,903.1	1,969.6	2,264.5	2,312.8	2,265.3
Working capital	148.1	388.4	741.6	224.6	309.9	420.7
Property, plant and equipment, net	1,358.9	1,189.6	1,158.4	1,205.1	1,176.5	1,119.9
Intangibles, net	3,328.6	2,332.7	1,789.6	1,989.4	2,592.1	3,761.3
Total assets	7,444.9	5,822.2	5,270.5	5,764.1	6,417.1	7,359.7
Short-term debt	730.9	294.2	39.2	806.0	640.0	504.7
Long-term debt	1,242.6	841.7	950.3	1,151.8	1,204.8	981.7
Minority interest in consolidated subsidiaries	369.5	398.9	390.8	14.4	14.9	15.2
Stockholders’ equity	2,719.5	2,313.2	2,102.7	2,135.9	2,738.2	4,097.5
Capital expenditures	193.9	194.3	207.3	227.2	240.5	251.9

(a)	See pages 17 through 36 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(b)	See Note 4 in the Notes to Consolidated Financial Statements, Item 8 to this Form 10-K, regarding acquisitions, disposals and joint ventures.
(c)	On January 31, 2004, there were 26,326 common stockholders of record, not necessarily reflecting beneficial ownership.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales Year Ended December 31,
(In millions)	2003	2002	2001
Home and hardware	$2,899.9	$2,532.2	$2,068.8
Spirits and wine	1,091.0	1,032.5	1,368.0
Golf	1,121.7	1,007.6	946.5
Office	1,101.9	1,105.4	1,176.3

Net Sales	$6,214.5	$5,677.7	$5,559.6

	Net Income Year Ended December 31,
(In millions)	2003	2002	2001
Home and hardware	$481.3	$398.5	$250.7
Spirits and wine	302.8	276.3	285.7
Golf	139.1	129.8	124.1
Office	57.6	27.4	(90.3)
Less: Corporate expenses	63.3	45.4	38.9

Operating Income	$917.5	$786.6	$531.3
Less:
Interest expense	73.8	74.1	96.8
Other income, net	(40.7)	(43.7)	(57.4)
Income taxes	289.2	214.2	94.4
Minority interests	16.0	16.4	11.5

Net Income	$579.2	$525.6	$386.0

Consolidated

Summary

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, golf equipment and office products. We generate cash and earn profits by building our leading consumer brands to grow sales. We attempt to do this by developing new products, increasing demand with effective marketing campaigns, and expanding our market share by developing and expanding customer relationships. We also seek to increase profits by improving operations to enhance productivity and cost structures. While our first priority is internal growth, we also strive to achieve higher growth and higher returns through acquisitions, dispositions and joint ventures. Finally, we aim to enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

We believe that 2003 was an excellent year of broad-based success for Fortune Brands. The Company’s net income in 2003 increased 10% to $579.2 million, and diluted earnings per share increased 13% to $3.86. This increase in profits was due primarily to the benefit of strong operating performance, aided by favorable foreign exchange rates and the impact of acquisitions. The Company’s net sales increased 9.5% to $6.2 billion, as a result of increased sales of new products, extensions of existing product lines, acquisitions, favorable foreign exchange and higher average selling prices.

As indicated below, each of our segments achieved solid performance in 2003:

•	Our Home & Hardware business achieved strong double-digit growth in both operating income (21%) and sales (15%), resulting from sustained sales gains in kitchen and bath cabinets, the full-year consolidation and growth of Omega, the acquisition of Therma-Tru, successful line extensions and new product introductions, as well as productivity improvements.

•	Our Spirits & Wine business achieved 10% growth in operating income and 6% growth in sales, due to favorable foreign exchange, growth of international sales of ready-to-drink products, selected price increases in the U.S. and higher sales of cordials and super-premium spirits.

•	With successful advanced technology new products, our Golf brands vastly outperformed the industry, achieving 11% growth in sales, significant share gains and a 7% increase in operating income.

•	Our Office business achieved 110% growth in operating income despite flat sales, benefiting from successful cost reduction and asset management initiatives as well as favorable foreign exchange.

In 2004, the Company is well positioned for another year of excellent performance. Management believes the Company will benefit from the following trends in its businesses:

•	Long-term demographics of the home improvement and housing industries, particularly the kitchen and bath segment;

•	continued growth of the spirits and wine market, especially the premium and super-premium segments; and

•	effect of continued favorable foreign exchange on sales and profits.

The Company has also identified the following risks and challenges that may impact its business:

•	Potential reductions in the number of rounds of play on overall golf ball demand;

•	potential impact of changes in interest rates on the housing market;

•	impact of increases in commodity costs, particularly fuel and steel costs;

•	weak conditions in the leisure travel industry on our Golf and Spirits & Wine businesses;

•	continued consolidation of the Company’s trade customers, particularly in the Office and Home & Hardware businesses; and

•	increased competition by private-label products.

2003 Compared to 2002

Net sales

Net sales increased $536.8 million, or 9.5%, to $6.2 billion. Sales benefited principally from increased volume associated with line extensions and the introduction of new products in our Golf and Home and Hardware businesses ($241 million in aggregate), acquisitions ($220 million) including Omega in 2002 and favorable foreign exchange ($137 million). These benefits were partly offset by lower volumes in some existing product lines in the Office business, as well as the divestiture of the non-strategic plumbing parts business of Home and Hardware in November 2002 ($53 million).

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $127.9 million, or 9%, on increased support for cabinet growth, golf marketing costs and commissions on higher sales.

Amortization of intangibles

Amortization of intangibles increased $2.8 million, or 17%, due to the full year amortization of finite-lived intangibles for the 2002 Omega acquisition.

Write-down of identifiable intangibles

We recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of certain trade names in conjunction with our repositioning plans in our Office business.

Restructuring charges

In 2003, we recorded pre-tax restructuring charges of $19.5 million ($13.8 after tax). These charges principally related to the consolidation of manufacturing and distribution facilities and employee termination costs in the Office business ($17.3 million pre tax), as well as the consolidation of ball plant facilities in the Golf business ($2.2 million pre tax). Of the $19.5 million in restructuring charges, $11.5 million related to disposal of assets, $6.9 million to employee terminations costs and $1.1 million to termination of lease agreements.

Other income, net

Other income, net, decreased $3.0 million to $40.7 million. The components of other income, net for the years ended December 31, 2003 and 2002 are as follows:

(In millions)	2003	2002
Reconciliation of 2003 and 2002 other income, net
Amortization of deferred income	$27.0	$27.0
Interest income on tax receivable	10.7	14.9
Other miscellaneous items	3.0	1.8

Total	$40.7	$43.7

Income taxes

Income taxes increased $75.0 million, or 35%, as we recorded a lower tax-related gain in 2003 compared with 2002. The reported effective income tax rates for the twelve months ended December 31, 2003 and 2002 were 32.7% and 28.3%, respectively. The effective income tax rate was affected by the following items. During 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million after recording a $29 million tax receivable and a net decrease to tax reserves of $6 million. During 2002, we recorded a $61.7 million tax credit which resulted from new IRS regulations that reinterpreted the capital loss disallowance rules. The new regulations enabled us to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997. In addition, the 2003 effective rate was affected by non-deductible non-cash restructuring and restructuring-related charges.

Net income

Net income increased $53.6 million, or 10%, to $579.2 million due primarily to strong broad-based operating performance, the benefit of favorable foreign exchange ($23 million), lower restructuring charges ($16 million) and the impact of acquisitions ($15 million), in part offset by lower tax-related gains than 2002 ($35.0 million in 2003 compared to $61.7 million in 2002).

Diluted earnings per share were $3.86 in 2003, up 13% from 2002. Earnings per share benefited from higher net income and our share repurchase program.

Pension Plans

On a periodic basis, we evaluate the assumptions used in determining our pension liabilities and assets as well as pension expense based on historical returns on plan assets and current economic conditions at the time the assumptions are set.

Our December 2002 review of the economic assumptions underlying our pension expense and year-end disclosure led to a reduction in our weighted-average discount rate from 7.0% to 6.6%. The weighted-average expected rate of return remained unchanged at 8.3%. The 2002 revisions led to an increase of approximately $3 million in our pension expense to $28.1 million in 2003.

Our December 2003 review of the economic assumptions led to a reduction in our weighted-average discount rate from 6.6% to 6.1%. The weighted-average expected rate of return remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The 2003 revisions will result in an increase to our pension expense of approximately $5 million in 2004.

In 2003, our total pension plan cash contributions were $123.5 million. In 2004 we expect to make cash contributions of approximately $50-75 million to fund existing pension liabilities for our defined-benefit plans.

International Performance

We derived approximately 28% of our 2003 and 22% of our 2002 operating income from international markets, principally the United Kingdom, Canada and Australia. The increase in the portion of operating income attributable to international markets resulted partly from the benefit of foreign exchange as well as higher restructuring-related charges in the U.S. in 2003. Fluctuations in the exchange rates of foreign currencies may affect results in future periods. Fluctuations in average foreign exchange rates increased 2003 operating income by approximately 4%. We cannot accurately predict fluctuations in foreign exchange rates. A 10% change in average exchange rates for the foreign currencies from 2003 average rates would have resulted in a change in operating income of approximately $20 million, or about 2%.

Pending Litigation

Tobacco Litigation and Indemnification

On December 22, 1994, the Company sold the ATCO subsidiary to B&W, a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which has since merged into B&W (the “Indemnitor”), agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO. The Indemnitor has complied with the terms of the indemnification agreement since 1994 and the Company is not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

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

Environmental Matters

Along with other responsible parties, our subsidiaries face claims relating to the protection of the environment. As of February 17, 2004, various of our subsidiaries had been designated as potentially responsible parties under “Superfund” or similar state laws in 59 instances. We have reached settlements in 40 of these instances. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2003 and 2002, we have accrued $48.5 million and $50.6 million, respectively, to cover these matters.

Related Party Transactions

Future Brands, LLC

In 2001, the Company’s spirits and wine business completed transactions with V&S Vin & Sprit AB (V&S) creating the Future Brands joint venture, which distributes both companies’ spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2003 and 2002, JBBCo. did not have any outstanding obligations as a result of this arrangement.

JBBCo.’s balances related to Future Brands included the following:

(In millions)	2003	2002	2001
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$73.5	$68.8	$92.0
Investment	8.2	11.7	9.4
Accounts payable (commissions)	14.4	15.6	23.7
Accrued liabilities	24.7	29.1	4.5

Maxxium Worldwide B.V.

In 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) to distribute and sell spirits and wine in key markets outside the United States. The joint venture partners include Remy-Cointreau, Highland Distillers and V&S. JBBCo. records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, the Company has guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $79 million, of which $69 million was outstanding as of December 31, 2003. At December 31, 2002, the guarantees totaled $66 million, of which $57 million was outstanding. JBBW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium. There were no amounts outstanding under the Loan Facility as of either December 31, 2003 or December 31, 2002. The Loan Facility expires June 30, 2006.

JBBCo.’s balances related to Maxxium included the following:

(In millions)	2003	2002	2001
Accounts receivable	$39.4	$34.6	$39.5
Investment	66.7	64.3	63.0
Accounts payable (expense reimbursement)	16.0	12.3	6.1

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. FIN 46 is effective for newly created variable interest entities as of January 31, 2003 and is effective for existing variable interest entities as of October 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (46R) to clarify certain provisions of FIN 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of 46R. Otherwise, application of 46R or FIN 46 is required in financial statements of public entities that have interests in structures that are special-purpose entities for periods ending after December 15, 2003. The Company is still assessing the impact, if any, 46R and FIN 46 will have on the Company’s results or financial position.

In November 2003, the FASB issued Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosure, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.’ ” FSP 150-3 defers the effective date for certain mandatorily redeemable noncontrolling interests indefinitely pending further FASB action. The initial adoption of SFAS 150 did not have an impact on the Company’s results or financial position. The Company will evaluate the impact of any additional requirements of this standard as it is finalized.

In January 2004, the FASB issued Financial Accounting Standards No. 106-1 (SFAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the federal subsidy to be provided to plan sponsors under the Act. As a result, the accompanying financial statements and notes do not reflect the effects of the Act. However, upon final issuance of the accounting, the Company could be required to change previously reported information.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. The Company makes estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the more significant judgments and estimates used when preparing our consolidated financial statements. The Company regularly reviews its assumptions and estimates, which are based on historical experience.

Allowances for Doubtful Accounts

Trade receivables are stated less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns was $63.5 million and $65.8 million as of December 31, 2003 and December 31, 2002, respectively.

Alternatively, if we provided an allowance of 0.50% for net sales to customers for cash discounts and returns and allowances and 3% of our year-end customer receivables for doubtful accounts, our allowance for discounts, doubtful accounts and returns would have been approximately $55 million as of December 31, 2003 and $49 million as of December 31, 2002. The actual rates used are company-specific based upon the nature of the business.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out and average, with minor amounts at last-in, first-out) or market. In accordance with generally recognized trade practice, bulk whiskey inventories are classified as current assets, although the majority of such inventories, due to the duration of aging processes, ordinarily will not be sold within one year. Inventory reserves are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as components or finished goods.

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

Buildings and improvements to leaseholds	20 to 40 years
Machinery and equipment	3 to 12 years

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on management’s best estimate at the time of future cash flow derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted-average cost of capital, which represents the blended after-tax costs of debt and equity.

Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and under certain circumstances, and written down when impaired. In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, risk adjusted where appropriate. Estimated cash flows are then determined by disaggregating our business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangibles) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, we consider current and projected future levels of income as well as business trends, prospects and market and economic conditions.

Indefinite-lived intangibles are reviewed annually, and whenever market or business events indicate there may be a potential impact on that intangible. Management, in developing and executing its short-term and long-term plans, considers the implications of both external (e.g., market growth, pricing, competition, technology) and internal factors (e.g. product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets associated with that segment are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by SFAS 142.

Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize an excess earnings methodology to establish a reasonable royalty rate. Excess earnings are represented by actual and projected earnings divided by a reasonable pre-tax return on net tangible assets. Additionally, independent valuation experts are used for periodic review and testing of management’s assumptions relative to all significant trade valuations and lives, and for independent research on market and competitive dynamics.

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in the year ended December 31, 2003, the Company recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 million after tax (five cents basic and diluted per share) to recognize the diminished values of certain trade names in conjunction with our repositioning plans in the office business. In 2001, the Company recorded a non-cash write-down of identifiable intangibles of $73.3 million, $67.1 million after tax (44 cents basic and 43 cents diluted per share). The write-down recognized the diminished fair values of certain identifiable intangibles resulting from the restructuring of the office business and the consolidation of non-core tradenames in home and hardware. The write-downs by business segment were: office $64.4 million; and home and hardware $8.9 million.

Warranty Reserves

We offer our customers various warranty terms based upon the type of product that is sold. Warranty expense is determined in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. Warranty expense is generally recorded at the time of sale.

A reconciliation of beginning and ending balances of warranty reserves for the years ended December 31, 2003, 2002 and 2001 are as follows:

(In millions)	2003	2002(1)	2001(1)
Reserve balance at beginning of year	$(9.2)	$(8.0)	$(9.0)
Provision for warranties issued	(28.7)	(23.4)	(18.7)
Acquisitions	(0.1)	(0.5)	—
Settlements made (in cash or in kind)	25.1	22.7	19.7

Reserve balance at end of year	$(12.9)	$(9.2)	$(8.0)

(1)	We have reclassified 2002 and 2001 warranty reserve activity to conform to 2003 disclosure.

Alternatively, if we provided a provision of 0.5% of net sales to customers, the warranty provision would have been $27.4 million, $24.9 million and $24.9 million as of December 31, 2003, 2002 and 2001, respectively.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, postretirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by United States generally accepted accounting principles, the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the Company’s plans are reasonable based on our experience and advice from our actuaries. We will continue to monitor these assumptions as market conditions warrant.

In 2002, our pension and postretirement expenses were $21.9 million and $10.1 million, respectively. In 2003, our pension and postretirement expenses were $28.1 million and $11.5 million, respectively. We expect pension expense of approximately $35 million and postretirement benefit expense of approximately $15 million in 2004. A 25 basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $3 million and $1 million, respectively, for 2004. A 25 basis point change in the long-term rate of return used in accounting for the Company’s pension plans would have a $2 million impact on pension expense.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. Criteria for recognition of revenue are persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in “net sales” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.”

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as reductions to gross sales. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on historical experience for each type of program or customer. Management periodically reviews accruals for these rebates and allowances, and accruals are adjusted, when circumstances, typically expected volume deviations, indicate.

Stock-based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. Accordingly, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. For the required disclosure, SFAS 148 allows the use of a fair-value method to measure compensation expense. Accordingly, we have adopted the use of the Black-Scholes option-pricing model to determine our compensation expense for disclosure purposes. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. The weighted-average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 were $13.40, $11.63 and $8.91, respectively, per option. Based upon the range provided for the assumptions utilized, any alternative fair-values per option would not have materially differed from the fair values listed above. For example, a change in the expected term from 4.5 to 5 years, would have had a $0.77, or 6%, impact on the weighted-average fair value of options granted during the year ended December 31, 2003. Had SFAS 148 been applied, the pro forma diluted EPS impact would have been a decrease of $0.12, $0.10 and $0.10 per share, respectively, for 2003, 2002 and 2001.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its related amendment Statement of Financial Accounting Standards No. 138 (SFAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” all derivatives are recognized as either assets or liabilities on the balance sheet and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the years ended December 31, 2003 and 2002, respectively, $3.3 million in deferred losses and $0.6 million in deferred gains were reclassified to cost of sales. The Company estimates that $1.1 million of derivative loss included in OCI as of December 31, 2003 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Pound sterling, the Euro, the Canadian dollar and the Australian dollar.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2003, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on our outstanding 2.875% notes due 2006 which allow the swap agreements to be classified as a fair value hedge in accordance with SFAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate. As of December 31, 2002 we did not have any outstanding interest rate swap agreements.

Cost Initiatives

We continuously evaluate the productivity of our supply chains and existing asset base, and actively seek to identify opportunities to improve our cost structure. Future opportunities may involve, among other things, the reorganization of operations, the relocation of manufacturing or assembly to locations generally having lower costs and the efficient sourcing of products or components from third party suppliers. Implementing any significant cost reduction and efficiency opportunities could result in charges.

2002 Compared to 2001

Net sales

Net sales increased $118.1 million, or 2%, to $5.7 billion. Sales benefited from the acquisition of Omega Holdings, Inc., a U.S.-based manufacturer of custom and semi-custom cabinetry, increased volumes with the introduction of new products and line extensions, principally in the golf business, and favorable foreign exchange of $20 million. These benefits were partly offset by lower volumes in certain existing product lines in the golf and office businesses, the sale of the U.K.-based Scotch whisky business in October 2001, the absence of ABSOLUT revenues recorded on an interim basis in 2001 and five fewer selling days in 2002 for the cabinets business due to the use of the 53-week and 52-week business calendar in consecutive years.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased $49.3 million, or 14%. The decrease was principally due to the absence of the ABSOLUT revenues recorded on an interim basis in 2001 and the absence of the U.K.-based Scotch whisky business in 2002. The Company’s spirits and wine business incurred federal excise taxes in the U.S., and in addition to the U.S., had incurred excise taxes in the U.K. for the first nine months of 2001 prior to the sale of the U.K.-based Scotch whisky business.

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

Amortization of intangibles

Amortization of intangibles decreased $46.6 million, or 74%, due to the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) as of January 1, 2002.

Write-down of identifiable intangibles and goodwill

In 2002, we did not record a write-down of either identifiable intangibles or goodwill. In 2001, we did record a non-cash write-down identifiable intangibles of $73.3 million, $67.1 million after-tax (44 cents basic and 43 cents diluted per share). The write-down recognized the diminished fair values of select identifiable intangibles resulting from the restructuring of the office business and the consolidation of non-core tradenames in home and hardware. The write- downs by business segment were: office $64.4 million; and home and hardware $8.9 million.

Restructuring charges

For the year ended December 31, 2002, we recorded pre-tax restructuring charges of $45.9 million ($29.8 million after tax). The charges principally related to planned workforce reduction costs, asset write-offs and costs associated with the consolidation of manufacturing facilities, primarily in the office business ($34.3 million pre tax), and the sale of certain non-strategic product lines in the home and hardware ($10.9 million pre tax) and spirits and wine ($0.7 million pre tax) businesses.

For the year ended December 31, 2001, we recorded pre-tax restructuring charges of $45.4 million ($29.8 million after tax). These charges principally related to product line discontinuances, expenses associated with the exploration of strategic options and planned workforce reduction initiatives across the operations of the office business ($27.2 million pre tax), lease cancellation costs in the specialty plumbing parts business ($15.2 million pre tax) and capacity reductions in select technology platforms in the golf business ($3.0 million pre tax).

Interest expense

Interest expense decreased $22.7 million, or 23%. This decrease primarily reflected lower average borrowings as we repaid short-term debt using proceeds received from V&S and from the sale of the U.K.-based Scotch whisky business and increased operating cash flow as well as lower interest rates, partially offset by commercial paper borrowings used to finance the Omega acquisition.

Other income, net

Other income, net decreased $13.7 million to $43.7 million for the year ended December 31, 2002 due principally to the absence of the $16.6 million gain on the sale of the U.K.-based Scotch whisky business and lower interest income on a tax receivable in 2002 as compared to 2001.

The components of other income, net, for the years ended December 31, 2002 and 2001 are as follows:

(In millions)	2002	2001
Reconciliation of 2002 and 2001 other income, net
Amortization of deferred income	$27.0	$15.8
Interest income on tax receivable	14.9	28.5
Gain on sale of U.K.-based Scotch whisky business	—	16.6
Other miscellaneous items	1.8	(3.5)

Total	$43.7	$57.4

Income taxes

Income taxes increased $119.8 million, or 127%. The reported effective income tax rate for the years ended December 31, 2002 and 2001 were 28.3% and 19.2%, respectively. The increase was principally due to the higher operating income and lower interest expense partially offset by the tax credit of $61.7 million recorded in June 2002. The effective income tax rate comparison was impacted by the recognition, during the second quarter of 2002, of a $61.7 million tax credit resulting from new IRS regulations that reinterpret the capital loss disallowance rules. The new regulations enabled us to utilize a capital loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The other factors affecting the effective income tax rate comparison include: the reversal of a $31.0 million tax reserve for the years 1990 through 1992 in the second quarter of 2001 and the $72.9 million net tax benefit recognized as a result of the recapitalization of the office business in the fourth quarter of 2001. Excluding these tax-related items, the effective income tax rates for the years ended December 31, 2002 and 2001 were 36.5% and 37.9%, respectively. This lower effective tax rate principally reflects lower goodwill amortization related to the adoption of SFAS 142.

Minority interests

Minority interests increased $4.9 million, or 43%, principally on the recognition of five additional months of preferred dividends payable to V&S, on their 10% interest in JBBW, in 2002 as compared to 2001.

Net income

Net income of $525.6 million, or $3.51 basic and $3.41 diluted per share, for the year ended December 31, 2002 compared with net income of $386.0 million, or $2.55 basic and $2.49 diluted per share, for the year ended December 31, 2001. The increase in net income of $139.6 million was principally due to the higher sales, the lower cost of sales, lower intangible amortization and interest expense, partly offset by higher income taxes, increased advertising and marketing expenditures and higher pension expense.

Net income for the year ended December 31, 2002 included the following net gains and charges: the recognition of a $61.7 million tax credit and related interest income of $14.9 million ($9.6 million after tax) and the $55.8 million ($36.2 million after tax) in restructuring and restructuring-related charges. In addition, net income for the year ended December 31, 2001, included the following net gains and charges: the recognition of a $72.9 million net tax benefit and related interest income of $28.5 million ($17.3 million after tax); the reversal of a $31.0 million tax reserve that was no longer required; the $16.6 million ($21.8 million after tax) gain on the sale of the U.K-based Scotch whisky business; the $98.1 million ($63.3 million after tax) of restructuring and restructuring-related charges; and the $73.3 million ($67.1 million after tax) write-down of certain identifiable intangibles.

Home and Hardware

2003 Compared to 2002

Net sales increased $367.7 million, or 15%, to $2.9 billion. The increase is attributable to strong underlying operating performance, the full-year consolidation of Omega and the acquisitions of Therma-Tru, American Lock and Capital Cabinet ($163 million from acquisitions in aggregate), successful line extensions and new product introductions ($157 million), principally in cabinets and faucets, as well as expanded customer relationships. The sales growth was tempered by the absence of the divested plumbing parts business ($53 million) and soft retail volume in our tool storage business.

Operating income increased $82.8 million, or 21%, to $481.3 million on higher sales, productivity improvements, and the absence of the low-return plumbing product lines sold in 2002 ($4 million), partially offset by higher operating expenses, including increased commissions on higher sales, additional support for cabinet business growth and increased amortization of in-store cabinet displays.

In November 2003, the home and hardware business acquired Therma-Tru Holdings, Inc., the leading manufacturer of residential entry door systems in the United States. The acquisition price was $924.0 million, net of cash.

In June 2003, the home and hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, the home and hardware business acquired American Lock Company, the largest U.S.-based manufacturer of solid body commercial padlocks.

In April 2002, the home and hardware business acquired Omega, a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadened our cabinet product line and is providing additional selling opportunities across customers, while producing purchasing and manufacturing efficiencies. The cost of this acquisition was $538 million.

In October 2003, Waterloo announced plans to close its Muskogee, OK manufacturing facility in 2004. Related to that action, we expect to record approximately $7 million ($12 million pre tax) of restructuring and restructuring-related charges.

Management expects that our home and hardware business will continue to benefit from strong demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential door systems. These trends include growth in the number of U.S. households, increases in household wealth and the aging of the housing stock.

Our home and hardware business may be impacted over the long-term by U.S. economic conditions, including mortgage interest rates, and their potential impact on the U.S. housing and remodeling markets. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base. Such consolidation may also present opportunities for our business.

2002 Compared to 2001

Net sales improved $463.4 million, or 22%, to $2.5 billion as a result of the acquisition of Omega and strong underlying sales growth reflecting share gains and a robust building and remodeling market. Underlying sales growth also benefited from new product introductions and line extensions and higher volumes in certain existing product lines, primarily cabinets and Moen faucets. Partially offsetting these benefits were increased rebates and five fewer selling days in 2002 for the cabinets business, due to the use of the 53-week and 52-week business calendar in consecutive years, as well as unfavorable foreign exchange of $2 million.

Operating income increased $147.8 million, or 59%, to $398.5 million. The higher operating income resulted from the acquisition of Omega Holdings, Inc., higher underlying sales across all of our home and hardware businesses, positive operating leverage, ongoing cost and productivity gains, a reduction in intangible amortization due to the adoption of SFAS 142, lower restructuring and restructuring-related charges, and absence of goodwill write-downs.

Spirits and Wine

2003 Compared to 2002

Net sales increased $58.5 million, or 6%, to $1.1 billion on the benefit of foreign exchange ($35 million), growth in underlying sales ($17 million), primarily Jim Beam ready-to-drink products in Australia, higher sales of DeKuyper cordials and super-premium spirits in the U.S., and higher pricing for Jim Beam bourbon. These benefits were partly offset by decreased volumes for some non-premium products in the U.S.

Operating income increased $26.5 million, or 10%, to $302.8 million benefiting from favorable foreign exchange ($22 million) and higher revenues, partly offset by increased selling and marketing administration costs ($12 million).

In July 2003, the spirits and wine business acquired Wild Horse Winery, a California-based producer of premium and ultra-premium wines. In December 2003, the spirits and wine business extended the rights to manufacture and distribute Gilbey’s gin and vodka for an additional 20 years, and acquired trademark rights to Kamchatka vodka in California.

On May 31, 2001, the Company’s spirits and wine business completed transactions with V&S creating a joint venture named Future Brands to distribute, over an initial ten-year period, both companies’ spirits brands in the United States. The Company’s spirits and wine business has accounted for this joint venture using the equity method of accounting. Future Brands is not consolidated into our spirits and wine business as V&S has substantive participating rights which preclude consolidation. V&S paid $270 million to gain access to our spirits and wine business’s U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW. The Company amortizes the $270 million gain on the sale of 49% of Future Brands as deferred income on a straight-line basis over the initial ten-year term of the agreement.

In addition to the investment in Future Brands, V&S acquired a 25% interest in Maxxium. As a result of this investment by V&S, our spirits and wine business received an $8.2 million dividend from Maxxium, thereby reducing its investment in the joint venture.

Management expects that our spirits and wine business will continue to benefit from growth in the premium and super-premium spirits market on which it has focused its product development and marketing activities. Factors that could adversely affect results include the possibility of excise tax increases, increased regulation, class actions and/or other litigation, pricing activity on key brands, and continued soft demand in the restaurant and bar channel. In addition, the spirits and wine industry could be impacted by the continued trend towards consolidation of the supplier, distributor and retailer tiers.

2002 Compared to 2001

Net sales decreased $335.5 million, or 25%, to $1.0 billion principally due to the divestiture of the U.K.-based Scotch whisky business in October 2001, and sales of ABSOLUT vodka no longer recorded on an interim basis in 2002. These factors were partially offset by higher average selling prices for Jim Beam bourbon in the U.S. and DeKuyper products, increased sales of Beam ready-to-drink products in Australia and sales of premium and super-premium products in the U.S., and favorable foreign exchange of $9 million. With the establishment of the U.S. subsidiary of V&S as the exclusive importer of V&S’ products, revenues and expenses under the interim arrangement were no longer recorded by our spirits and wine business beginning February 1, 2002.

Operating income decreased $9.4 million, or 3%, to $276.3 million, as a result of the absence of the U.K.-based Scotch whisky business in 2002. In addition, other factors impacting this decrease were increased brand advertising and support costs, specifically for our premium and super-premium brands in the U.S. and After Shock liqueur in the U.K., lower sales of bulk wine, lower cooperage income from the sale of used oak barrels, and lower sales of After Shock in the U.K. These factors were partly offset by lower distribution costs in the United States as a result of the Future Brands joint venture established in June 2001 and the higher comparable sales, favorable foreign exchange ($6 million) and lower intangible amortization as a result of the adoption of SFAS 142.

Golf

2003 Compared to 2002

Net sales increased $114.1 million, or 11%, to $1.1 billion. The increase was led by significant share gains across all product categories benefiting from line extensions and the introduction of successful new golf club and golf ball products ($78 million), as well as favorable foreign exchange ($30 million) and favorable product mix. Our golf business achieved sales growth and share gains despite a 3% reduction in rounds of play in the U.S.

Operating income increased $9.3 million, or 7%, to $139.1 million benefiting from higher sales and favorable foreign exchange ($4 million). The increase was partially offset by higher marketing costs, as well as restructuring-related charges ($6 million).

In April 2003, our golf business announced plans to consolidate its three golf ball manufacturing facilities into its two newest production facilities. We believe this consolidation will create manufacturing efficiencies while preserving capacity to meet expected future demand. For this consolidation, we recorded restructuring and restructuring-related charges of $3.5 million ($5.8 million pre tax). In 2004, we expect to record additional restructuring and restructuring-related charges of approximately $4 million ($7 million pre tax) to complete restructuring activities.

The U.S. golf industry has been negatively impacted over the past four years by a decrease in rounds of play. Management believes this decrease is due to a combination of weak economic conditions, poor weather conditions and a decrease in destination travel and corporate spending. The lower rounds of play and the entrance of significant competitors into the category have led to increased competition. Despite these market conditions, the Company’s U.S. market share in golf balls, clubs, shoes, gloves and accessories has increased. The future success of the Company’s golf business will depend upon continued strong innovation and marketing across its product categories.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. Each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length and has proposed new rules addressing the overall distance standard for golf balls. These newly enacted and proposed rules, when combined with other existing rules, could reduce the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our golf business.

2002 Compared to 2001

Net sales increased $61.1 million, or 6%, to $1.0 billion due to successful new products and line extensions, particularly in golf clubs, partly offset by lower volumes in certain existing product lines and favorable foreign exchange of $0.6 million.

Operating income increased $5.7 million, or 5%, to $129.8 million on the higher sales and absence of restructuring and restructuring-related charges in 2002, partly offset by increased marketing spending to support new product initiatives and a more challenging pricing environment.

Office

2003 Compared to 2002

Net sales of $1.1 billion were flat with last year. Sales benefited from favorable foreign exchange ($56 million) and new products, offset by lower sales in the U.S. and the U.K. due to soft industry conditions, including higher U.S. white-collar unemployment, and the continued share gain of private-label products.

Operating income increased $30.2 million, or 110%, to $57.6 million benefiting from the business’s ongoing repositioning program, including successful cost reductions, as well as favorable foreign exchange ($7 million).

Since 2001, we have been repositioning and restructuring the office business to improve both financial results and the long-term value of the business. Under this plan, our office business has significantly realigned and streamlined its worldwide operations, intensified its focus on growing profitable core product categories, and reduced overhead expenses and excess capacity. Related to the final phase of our office repositioning, in 2003 we recorded total after-tax restructuring and restructuring-related charges of $20.9 million ($27.9 million pre tax).

We expect to record additional after-tax charges of approximately $15 million ($20 to $25 million pre tax) to complete this final phase over the first six months of 2004. Once completed, this restructuring program will have reduced the business’s manufacturing and distribution square footage by approximately forty percent, providing significant cost savings and a more responsive supply chain. These actions, combined with major working capital improvements, have improved the business’s return on capital.

The office products industry is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Continued customer consolidation and share growth of private-label products are increasing pricing pressures, which may adversely affect margins for our office group and its competitors.

2002 Compared to 2001

Net sales decreased $70.9 million, or 6%, to $1.1 billion, primarily due to lower volumes in the United States and Europe. Approximately half of the sales decrease was due to the full-year effect of discontinued product lines resulting from initiatives to refocus the business around its core product categories. The balance of the sales decrease was caused primarily by weakness in the U.S. and European economies, a sales decrease in our paper-based time management business and price reductions related to a mix shift to private-label products. In addition, a decrease in the number of office workers negatively impacted the demand for the business’s products. The introduction of new products, improved product mix, lower customer rebates and favorable foreign exchange of $12 million partly offset the decrease in net sales.

Operating income improved $117.7 million, or 130%, to $27.4 million reflecting the substantial cost savings achieved by the business’s restructuring actions and its repositioning to focus on its most profitable product categories, as well as absence of 2001’s goodwill write-down, lower restructuring and restructuring-related charges, and lower intangible amortization due to the adoption of SFAS 142 and write-down of intangibles in 2001.

Quarterly Financial Data	Fortune Brands, Inc. and Subsidiaries

Unaudited

(In millions, except per share amounts)	1st	2nd	3rd	4th
2003
Net sales	$1,392.1	$1,582.1	$1,583.8	$1,656.5
Gross profit	550.9	654.3	653.5	680.5
Operating income	172.6	240.4	238.9	265.6
Net income	99.5	176.7	146.1	156.9
Earnings per common share
Basic
Net income	$.68	$1.22	1.01	$1.07

Diluted
Net income	$.66	$1.18	$.98	$1.04

	1st	2nd	3rd	4th
2002
Net sales	$1,270.4	$1,512.6	$1,463.1	$1,431.6
Gross profit	497.6	613.3	587.7	593.4
Operating income	149.0	216.6	197.5	223.5
Net income	84.0	196.9	113.3	131.4
Earnings per common share
Basic
Net income	$.57	$1.31	$.75	$.88

Diluted
Net income	$.55	$1.27	$.73	$.86

Financial Condition

Cash Flow Data

Net Cash Provided by Operating Activities

The Company’s cash generation continued to be strong in 2003. Net cash provided by operating activities in 2003 was $790.7 million compared with $787.0 million in 2002. The principal reasons for the change were higher net income, partially offset by lower working capital in 2003.

Free Cash Flow

For the year ended December 31, 2003, free cash flow of $441.9 million represents cash provided by operating activities less capital expenditures, net, and dividends to stockholders. Free cash flow is targeted to be in the range of $400 million in 2004. Free cash flow for the years ended December 31, 2003, 2002 and 2001 were:

	For years ended December 31,
(In millions)	2003	2002	2001
Net cash provided by operating activities	$790.7	$787.0	$638.7
Less: Net capital expenditures	181.9	186.4	204.0
Dividends paid	166.9	153.4	148.0

Free cash flow(1)	$441.9	$447.2	$286.7

(1)	Free cash flow is not a measure derived under generally accepted accounting principles (GAAP) and should not be considered as a substitute for any measure derived in accordance with GAAP. Management believes free cash flow provides investors with helpful supplemental information about the Company’s ability to fund internal growth, make acquisitions, repay debt and repurchase common stock. This measure may also be inconsistent with similar measures presented by other companies.

Net Cash Used by Investing Activities

Net cash used by investing activities for the year ended December 31, 2003 was $1,229.6 million, compared to net cash used of $600.8 million for the year ended December 31, 2002.

Capital Expenditures

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Capital expenditures in 2003 ($194 million) were essentially the same as 2002. We currently estimate 2004 capital expenditures will be in the range of $225 to $250 million. We expect to generate these funds internally.

Acquisitions, Dispositions and Joint Ventures

In the fourth quarter of 2003, our home and hardware business acquired Therma-Tru Holdings, Inc. for net cash of $924.0 million. In addition, our subsidiaries also acquired Wild Horse Winery, Capital Cabinet Corporation, American Lock Company and renewed licenses for Gilbey’s gin and vodka and acquired trademark rights to the Kamchatka vodka brand in California. The aggregate cost of these acquisitions was $123.7 million.

In 2002, our home and hardware business acquired Omega Holdings, Inc. for $433.0 million in cash and $100.0 million in subsequently-retired debt. In addition, we received proceeds on the sale of a non-strategic product line in our spirits and wine business and for the sale of the specialty plumbing parts business in our home and hardware segment, aggregating $18.6 million.

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

Net Cash Provided and Used by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2003 was $515.4 million, as compared to net cash used of $219.1 million in 2002. The increase primarily related to short-term and long-term debt issuance to finance the acquisition of Therma-Tru ($365.2 million and $599.0 million, respectively) partly offset by maturing long-term debt of $132.6 million, share repurchases of $207.2 million (4.1 million shares), and higher dividend payments.

In November 2003, we acquired Therma-Tru Holdings, Inc. for net cash of $924.0 million. Initial financing of the acquisition was executed with issuance of commercial paper and subsequently partially paid down with two long-term debt issues totaling $600 million. This included $300 million of three-year notes and $300 million of ten-year notes.

Dividends

In 2003, we paid common dividends of $1.14 per share. Dividends paid to common stockholders in 2003 increased to $166.9 million from $153.4 million in 2002 as the increase in our dividend rate offset the lower shares outstanding. With the September 2, 2003 dividend payment, we increased the common stock quarterly dividend by 11% to $.30 per share, or an indicated annual rate of $1.20 per share.

Financial Position

At December 31, 2003, total debt increased $837.6 million to $2.0 billion. Short-term debt increased $436.7 million and long-term increased $400.9 million. Our total debt-to-total capital ratio increased to 39.0% at December 31, 2003 from 29.5% at December 31, 2002. The increase was primarily a result of debt issued to finance the Therma-Tru acquisition.

At December 31, 2003, $400 million of debt securities were available for public sale under our shelf registration with the Securities and Exchange Commission.

At December 31, 2003, we maintained two credit facilities, which we entered into in 2001 and 2003. Such agreements include a $750 million 5-Year Revolving Credit Agreement, which expires in 2006, and a $250 million 364-Day Revolving Credit Agreement, which expires in 2004 and includes the option to extend payment for one year at our discretion for an incremental fee of .25% of the outstanding amount. These facilities are available for general corporate purposes, including acquisitions and share repurchases, and to support our short-term borrowings in the commercial paper market.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Working capital (current assets net of current liabilities) decreased $240.3 million to $148.1 million at December 31, 2003. The principal reasons for the reduction were increased short-term debt used to finance the acquisition of Therma-Tru Holdings, Inc., partly offset by the impact of foreign exchange, higher accounts receivable due to higher fourth quarter sales, and increased inventories of bulk whiskey and new golf products. We believe that our 2003 working capital level is adequate to support continued growth.

Foreign Exchange

We have investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada. Therefore, changes in the value of the currencies of these countries affect our balance sheet and cash flow statements when translated into U.S. dollars.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2003, the Company had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due 2006 which allow the agreements to be classified as a fair value hedge in accordance with SFAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate. At December 31, 2002, we did not have any outstanding interest rate swap agreements.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $1,443.1 million and $974.6 million total long-term debt (including current portion) at December 31, 2003 and 2002 was approximately $1,564.8 million and $1,094.3 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries decreased $29.4 million principally due to the return of capital by JBBW to its stockholders, V&S Vin & Sprit AB and the Company.

Stockholders’ Equity

Stockholders’ equity at year-end 2003 increased $406.3 million principally due to higher net income, partly offset by dividends and share repurchases. We purchased, through open market purchases, 4.1 million and 5.7 million shares of common stock during 2003 and 2002, respectively.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2003.

(In millions)	Payments Due by Period as of December 31, 2003
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$530.4	$530.4	$—	$—	$—
Long-term debt	1,442.0	200.1	300.9	200.0	741.0
Capital lease obligations	1.1	0.4	0.6	0.1	—
Operating leases	242.7	54.6	81.2	47.1	59.8
Interest payments on long-term debt	945.5	82.9	137.3	113.8	611.5
Purchase obligations(1)	306.7	183.1	72.9	28.2	22.5
Minimum pension obligations(2)	5.1	5.1	—	—	—

(1)	Purchase obligations include contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.
(2)	The minimum pension funding requirements beyond 2004 are immaterial.

In addition to the contractual obligations listed above, we also had other commercial commitments for which we are contingently liable as of December 31, 2003. These include the guarantee of certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $79 million, of which $16 million expires in less than one year with the remaining $63 million due in one to three years; a Shareholder Loan Facility executed by JBBW and Maxxium amounting to $19 million, for which no amounts were outstanding and which expires in one to three years; Standby Letters of Credit of $40.5 million of which $37.5 million were due in less than one year with the remaining $3.0 million due in one to three years; and Surety Bonds of $21.6 million of which $21.4 million were due in less than one year with the remaining $0.2 million due in one to three years. In addition, V&S holds an option which may require us to repurchase JBBW preferred stock, which V&S purchased for $344.5 million net of returns of capital, at fair value in whole or in part any time after May 31, 2004 or upon a change in control of JBBW, JBBCo., or certain other events. These contingent commitments are not expected to have a significant impact on our liquidity.

In addition to the obligations described above, JBBCo. in the event of the default of Future Brands, is required to satisfy certain of Future Brands’ financial obligations. These obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts.

The Company does not have any other material off balance sheet obligations.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

The disclosure about interest rate risk required to be provided under this item is set forth under “Item 7 — MD&A — Financial Condition — Interest Rates” and is incorporated herein by reference.

Foreign Exchange Contracts

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. We periodically enter into forward foreign exchange contracts to hedge a portion of our net investments in foreign subsidiaries.

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

The following table summarizes our estimated loss under the VAR model as of December 31, 2003 and 2002, respectively.

(In millions)	Estimated Amount of Loss	Period	Confidence Level
2003 foreign exchange	$1.4	1 day	95%
2002 foreign exchange	$0.4	1 day	95%

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

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2003 and 2002, the fair value of all outstanding contracts and the contract amounts were essentially the same.

Commodities

We are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. The exposures under these contracts are not considered material to our financial statements.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31
(In millions, except per share amounts)	2003	2002	2001
NET SALES	$6,214.5	$5,677.7	$5,559.6
Cost of products sold	3,373.3	3,074.6	3,128.3
Excise taxes on spirits and wine	302.0	311.1	360.4
Advertising, selling, general and administrative expenses	1,571.3	1,443.4	1,358.2
Amortization of intangibles	18.9	16.1	62.7
Write-down of identifiable intangibles	12.0	—	73.3
Restructuring charges	19.5	45.9	45.4

OPERATING INCOME	917.5	786.6	531.3
Interest expense	73.8	74.1	96.8
Other income, net	(40.7)	(43.7)	(57.4)

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	884.4	756.2	491.9
Income taxes	289.2	214.2	94.4
Minority interests	16.0	16.4	11.5

NET INCOME	$579.2	$525.6	$386.0

EARNINGS PER COMMON SHARE
Basic
Net income	$3.97	$3.51	$2.55

Diluted
Net income	$3.86	$3.41	$2.49

DIVIDENDS PAID PER COMMON SHARE	$1.14	$1.02	$.97

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	145.6	149.4	151.7

Diluted	150.3	154.0	155.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31
(In millions, except per share amounts)	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$104.6	$15.4
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns, 2003 $63.5; 2002 $65.8	860.5	741.7
Accounts receivable from related parties	112.9	103.4
Inventories
Bulk whiskey	231.4	200.5
Other raw materials, supplies and work in process	281.2	247.0
Finished products	443.6	388.3

Total inventories	956.2	835.8
Other current assets	247.4	206.8

TOTAL CURRENT ASSETS	2,281.6	1,903.1

Property, plant and equipment
Land and improvements	104.0	95.3
Buildings and improvements to leaseholds	667.7	570.0
Machinery and equipment	1,865.7	1,636.4
Construction in progress	83.0	95.7

	2,720.4	2,397.4
Less accumulated depreciation	1,361.5	1,207.8

Property, plant and equipment, net	1,358.9	1,189.6
Goodwill resulting from business acquisitions	2,439.5	1,443.6
Other intangible assets resulting from business acquisitions, net of accumulated amortization, 2003 $293.3; 2002 $274.4	889.1	889.1
Investments in related parties	74.9	76.0
Other assets	400.9	320.8

TOTAL ASSETS	$7,444.9	$5,822.2

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31
(In millions, except per share amounts)	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$24.1	$37.8
Commercial paper	506.3	123.5
Current portion of long-term debt	200.5	132.9
Accounts payable to vendors	286.0	240.3
Accounts payable to related parties	30.4	27.9
Accrued taxes	342.6	316.7
Accrued customer programs	184.6	152.8
Accrued salaries, wages and other compensation	166.3	141.3
Accrued expenses and other current liabilities	368.0	312.4
Other current liabilities to related parties	24.7	29.1

TOTAL CURRENT LIABILITIES	2,133.5	1,514.7

Long-term debt	1,242.6	841.7
Deferred income	173.3	200.2
Deferred income taxes	332.7	71.1
Accrued retiree benefits	165.4	197.8
Postretirement and other liabilities	308.4	284.6

TOTAL LIABILITIES	4,355.9	3,110.1

Minority interest in consolidated subsidiaries	369.5	398.9
Stockholders’ equity
$2.67 Convertible Preferred stock	7.5	7.9
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	126.7	116.0
Accumulated other comprehensive loss	(106.2)	(177.6)
Retained earnings	4,942.2	4,529.9
Treasury stock, at cost	(2,968.1)	(2,880.4)

TOTAL STOCKHOLDERS’ EQUITY	2,719.5	2,313.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,444.9	$5,822.2

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2003	2002	2001
OPERATING ACTIVITIES
Net income	$579.2	$525.6	$386.0
Restructuring charges	11.8	23.7	13.0
Depreciation and amortization	192.6	178.7	218.7
Deferred taxes	91.9	57.7	(88.1)
Deferred income	(27.0)	(27.0)	(15.8)
Gain on sale of business	—	—	(21.8)
Write-down of identifiable intangibles	12.0	—	73.3
(Increase) decrease in accounts receivable	(34.5)	51.1	37.0
(Increase) decrease in inventories	(29.8)	41.2	85.1
Increase in other assets	(61.7)	(60.3)	(49.6)
Increase (decrease) in accounts payable	40.0	(54.4)	36.6
Decrease in accrued taxes	(16.5)	(16.2)	(23.2)
Increase (decrease) in accrued expenses and other liabilities	10.4	9.4	(37.3)
Tax benefit on the exercise of stock options	27.6	29.2	4.3
Other operating activities, net	(5.3)	28.3	20.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	790.7	787.0	638.7

INVESTING ACTIVITIES
Additions to property, plant and equipment	(193.9)	(194.3)	(207.3)
Acquisitions, net of cash acquired	(1,047.7)	(433.0)	(6.5)
Proceeds from the disposition of property, plant and equipment	12.0	7.9	3.3
Proceeds from the disposition of operations, net of taxes and cash	—	18.6	280.0
Proceeds from the contribution of assets to joint venture	—	—	270.0
Other investing activities, net	—	—	0.2

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(1,229.6)	(600.8)	339.7

FINANCING ACTIVITIES
Proceeds from sale of minority interest in wholly-owned subsidiary, net	—	—	373.0
Increase (decrease) increase in short-term debt, net	365.2	122.5	(950.9)
Issuance of long-term debt	599.0	25.0	—
Repayment of long-term debt	(132.6)	(102.1)	(13.7)
Dividends to stockholders	(166.9)	(153.4)	(148.0)
Cash purchases of common stock for treasury	(207.2)	(271.1)	(272.8)
Proceeds received from exercise of stock options	96.0	135.4	54.0
Other financing activities, net	(38.1)	24.6	5.6

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	515.4	(219.1)	(952.8)

Effect of foreign exchange rate changes on cash	12.7	(0.4)	2.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$89.2	$(33.3)	$27.8

Cash and cash equivalents at beginning of year	$15.4	$48.7	$20.9
Cash and cash equivalents at end of year	$104.6	$15.4	$48.7

Cash paid during the year for
Interest	$74.9	$76.3	$94.5
Income taxes	$163.8	$147.2	$220.4

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity	Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2000	$9.2	$717.4	$125.9	$(79.6)	$3,919.7	$(2,556.7)	$2,135.9

Comprehensive income
Net income	—	—	—	—	386.0	—	386.0
Foreign exchange adjustments	—	—	—	(38.2)	—	—	(38.2)
Minimum pension liability adjustments	—	—	—	(13.9)	—	—	(13.9)

Total comprehensive income	—	—	—	(52.1)	386.0	—	333.9
Dividends ($0.97 per share)	—	—	—	—	(148.0)	—	(148.0)
Purchases (7.5 shares)	—	—	—	—	—	(272.8)	(272.8)
Tax benefit on exercise of stock options	—	—	4.3	—	—	—	4.3
Conversion of preferred stock and delivery of stock plan shares (2.0 shares) and sale of stock in a subsidiary	(0.6)	—	(17.0)	—	—	67.0	49.4

Balance at December 31, 2001	$8.6	$717.4	$113.2	$(131.7)	$4,157.7	$(2,762.5)	$2,102.7

Comprehensive income
Net income	—	—	—	—	525.6	—	525.6
Foreign exchange adjustments	—	—	—	21.1	—	—	21.1
Minimum pension liability adjustments	—	—	—	(67.0)	—	—	(67.0)

Total comprehensive income	—	—	—	(45.9)	525.6	—	479.7
Dividends ($1.02 per share)	—	—	—	—	(153.4)	—	(153.4)
Purchases (5.7 shares)	—	—	—	—	—	(278.0)	(278.0)
Tax benefit on exercise of stock options	—	—	29.2	—	—	—	29.2

Conversion of preferred stock and delivery of stock plan shares (4.7 shares) and sale of stock in a subsidiary	(0.7)	—	(26.4)	—	—	160.1	133.0

Balance at December 31, 2002	$7.9	$717.4	$116.0	$(177.6)	$4,529.9	$(2,880.4)	$2,313.2

Comprehensive income
Net income	—	—	—	—	579.2	—	579.2
Foreign exchange adjustments	—	—	—	76.0	—	—	76.0
Minimum pension liability adjustments	—	—	—	(4.6)	—	—	(4.6)

Total comprehensive income	—	—	—	71.4	579.2	—	650.6
Dividends ($1.14 per share)	—	—	—	—	(166.9)	—	(166.9)
Purchases (4.1 shares)	—	—	—	—	—	(204.5)	(204.5)
Tax benefit on exercise of stock options	—	—	27.6	—	—	—	27.6
Conversion of preferred stock and delivery of stock plan shares (3.3 shares) and sale of stock in a subsidiary	(0.4)	—	(16.9)	—	—	116.8	99.5

Balance at December 31, 2003	$7.5	$717.4	$126.7	$(106.2)	$4,942.2	$(2,968.1)	$2,719.5

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

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

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

CASH AND CASH EQUIVALENTS Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

ALLOWANCES FOR DOUBTFUL ACCOUNTS Trade receivables are stated less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

INVENTORIES Inventories are priced at the lower of cost (principally first-in, first-out and average, with minor amounts at last-in, first-out) or market. In accordance with generally recognized trade practice, bulk whiskey inventories are classified as current assets, although the majority of such inventories, due to the duration of aging processes, ordinarily will not be sold within one year.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Estimated useful lives of the related assets are as follows:

Buildings and improvements to leaseholds	20 to 40 years
Machinery and equipment	3 to 12 years

LONG-LIVED ASSETS In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted-average cost of capital, risk adjusted where appropriate, which represents the blended after-tax costs of debt and equity.

INTANGIBLES Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate. See Footnote 2 for further discussion regarding the adoption of SFAS 142.

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to the Company’s cost of capital, risk adjusted where appropriate. Estimated cash flows are then determined by disaggregating the Company’s business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

Indefinite-lived intangibles are reviewed annually, and whenever market or business events indicate there may be a potential impact on that intangible. Management, in developing and executing its short-term and long-term plans, considers the implications of both external (e.g., market growth, pricing, competition, technology) and internal factors (e.g. product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets associated with that segment are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by SFAS 142.

Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize an excess earnings methodology to establish a reasonable royalty rate. Excess earnings are represented by actual and projected earnings divided by a reasonable pre-tax return on net tangible assets. Additionally, independent valuation experts are used for periodic review and testing of management’s assumptions relative to all significant trade valuations and lives, and for independent research on market and competitive dynamics.

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in 2003, the Company recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 after tax in conjunction with the repositioning of the office business.

In 2001, the Company recorded a non-cash write-down of identifiable intangibles of $73.3 million, $67.1 million after tax. The write-down recognized the diminished fair values of certain tradenames resulting from the repositioning of the office business and the consolidation of non-core tradenames in home and hardware. The write-downs by business segment were: office $64.4 million; and home and hardware $8.9 million.

WARRANTY RESERVES The Company offers its customers various warranty terms based upon the type of product that is sold. A reconciliation of beginning and ending balances of warranty reserves for the years ended December 31, 2003, 2002 and 2001 are as follows:

(In millions)	2003	2002(1)	2001(1)
Reserve balance at the beginning of the year	$(9.2)	$(8.0)	$(9.0)
Provision for warranties issued	(28.7)	(23.4)	(18.7)
Acquisitions	(0.1)	(0.5)	19.7
Settlements made (in cash or in kind)	25.1	22.7	—

Reserve balance at end of year	$(12.9)	$(9.2)	$(8.0)

(1)	We have reclassified 2002 and 2001 warranty reserve activity to conform to 2003 disclosure.

EMPLOYEE BENEFIT PLANS The Company and its subsidiaries provide a range of benefits to their employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which reflect various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications are generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans, which are presented in Note 11 to the consolidated financial statements, are reasonable based on its experience and on advice from its actuaries. The Company will continue to monitor these assumptions as market conditions warrant.

ENVIRONMENTAL The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change, and accruals are not discounted. At December 31, 2003 and 2002, such accruals amounted to $48.5 million and $50.6 million, respectively, and are included in non-current liabilities on the balance sheet.

INCOME TAXES In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating $408.4 million at December 31, 2003, as such earnings are expected to be permanently reinvested in these companies.

SALE OF STOCK IN A SUBSIDIARY The Company recognizes in consolidation changes in the Company’s ownership percentage caused by sales of a subsidiary’s stock as an adjustment to “Paid-in Capital.”

REVENUE RECOGNITION In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. The Company also provides for its estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in “net sales to customers” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.”

CUSTOMER PROGRAM COSTS The Company generally recognizes customer program costs in either “net sales to customers” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs generally recognized in “net sales to customers” include, but are not limited to, general customer program generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs generally recognized in “advertising, selling, general and administrative expenses” include point of sale materials and store service fees.

In addition, “accrued customer programs” principally include general customer program costs, cooperative advertising, volume allowances and shared media. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements.

ADVERTISING COSTS Advertising costs, which amounted to $470.5 million, $451.5 million, and $430.2 million in 2003, 2002 and 2001, respectively, are principally charged to expense as incurred.

The Company capitalizes certain direct-response advertising costs, which comprises costs to acquire new customers. Such costs are generally amortized in proportion to when revenues are recognized. There were no direct response advertising costs capitalized during 2003. The amount of direct response advertising capitalized in 2002 was $7.2 million. In 2002, the Company ceased direct prospecting advertising. Amortization of $0.4 million, $16.5 million and $20.0 million was recorded in the years ended December 31, 2003, 2002 and 2001, respectively, and is included in the above amounts. The Company amortized capitalized direct-response advertising costs over, at most, a two-year period as benefits were realized.

RESEARCH AND DEVELOPMENT Research and development expenses, which amounted to $58.1 million, $55.9 million and $54.3 million in 2003, 2002 and 2001, respectively, are charged to expense as incurred.

STOCK-BASED COMPENSATION The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock plans as allowed under Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” As a result, no compensation expense has been recognized for the stock options plans. In accordance with SFAS 148, the Company, for purposes of its pro forma disclosure, determined its compensation expense in accordance with the Black-Scholes option-pricing model. Had compensation cost for the fixed stock options been determined consistent with SFAS 148, pro forma net income and earnings per common share for 2003, 2002 and 2001 would have been as follows:

(In millions, except per share amounts)	2003	2002	2001
Net income — as reported	$579.2	$525.6	$386.0
Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards, net of tax	18.2	16.3	14.4

Pro forma net income	$561.0	$509.3	$371.6

Earnings per common share
Basic — as reported	$3.97	$3.51	$2.55
Basic — pro forma	$3.85	$3.41	$2.46

Diluted — as reported	$3.86	$3.41	$2.49
Diluted — pro forma	$3.74	$3.31	$2.39

FOREIGN CURRENCY TRANSLATION Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of the “Accumulated other comprehensive loss” caption in stockholders’ equity. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses on these foreign currency transactions are classified on the statement of income depending on the nature of the item.

DERIVATIVE FINANCIAL INSTRUMENTS In accordance with Statement of Financial Accounting Standards Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its related amendment Statement of Financial Accounting Standards Statement No. 138 (SFAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” all derivatives are recognized as either assets or liabilities on the balance sheet and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the years ended December 31, 2003 and 2002, $3.3 million in deferred losses and $0.6 million in deferred gains, respectively, were reclassified to cost of sales. The Company estimates that $1.1 million of derivative loss included in OCI as of December 31, 2003 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Pound sterling, the Euro, the Canadian dollar and the Australian dollar.

Interest Rate Risk The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2003, the Company had outstanding interest rate swap agreements on the outstanding 2.875% notes due 2006 which allow the agreements to be classified as a fair value hedge in accordance with SFAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate. As of December 31, 2002, the Company did not have any outstanding interest rate swap agreements.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 is effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of 46R. Otherwise, application of 46R or FIN 46 is required in financial statements of public entities that have interests in structures that are special-purpose entities for periods ending after December 15, 2003. The Company is still assessing the impact, if any, 46R and FIN 46 will have on the Company’s results or financial position.

In November 2003, the FASB issued Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosure, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.’ ” FSP 150-3 defers the effective date for certain mandatorily redeemable noncontrolling interests indefinitely pending further FASB action. The initial adoption of SFAS 150 did not have an impact on the Company’s results or financial position. The Company will evaluate the impact of any additional requirements of this standard as it is finalized.

In January 2004, the FASB issued Financial Accounting Standards No. 106-1 (SFAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the federal subsidy to be provided to plan sponsors under the Act. As a result, the accompanying financial statements and notes do not reflect the effects of the Act. However, upon final issuance of the accounting, the Company could be required to change previously reported information.

2. Goodwill and Other Identifiable Intangibles

The Company carries finite-lived intangibles, principally tradenames, that are subject to amortization over their estimated useful lives, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance in terms of geographic markets, volumes and prices, as well as plans for ongoing tradename support over the estimated useful lives, and other relevant factors that may impact the remaining useful lives of the tradenames. The gross carrying value and accumulated amortization of the Company’s amortizable intangible assets were $590.1 million and $197.6 million, respectively, as of December 31, 2003. The gross carrying value and accumulated amortization of the Company’s amortizable intangible assets were $584.6 million and $178.8 million, respectively, as of December 31, 2002. During the twelve months ended December 31, 2003, the Company recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of certain trade names in our Office business.

The Company’s intangible amortization was $18.9 million, $16.1 million and $62.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects to record intangible amortization of approximately $36 million for each of the next five fiscal years ending December 31, 2004 through December 31, 2008. The anticipated increase reflects the addition of finite-lived identifiable intangibles related to the acquisitions made during 2003.

The Company’s goodwill by segment is as follows:

	Year ended December 31,
(In millions)	2003	2002
Home and hardware(1)	$2,159.2	$1,170.8
Spirits and wine	267.6	260.1
Golf	12.7	12.7
Office	—	—

	$2,439.5	$1,443.6

(1)	The excess of purchase price over the fair value of assets for Therma-Tru is currently classified as goodwill. Identifiable intangibles will be disaggregated in the first quarter of 2004.

Goodwill increased during the year ended December 31, 2003 by $995.9 million due to the acquisitions of Therma-Tru, Capital Cabinet, American Lock, and Wild Horse Winery, as well as the conclusion of Omega purchase accounting in 2003 and foreign currency fluctuations. See Note 4 for further discussion.

The following table presents the impact of FASB Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” on net income and net income per share had the non-amortization provisions of the standard been in effect for the year ended December 31, 2001:

	Year ended December 31,
(In millions, except per share amounts)	2003	2002	2001
Net income — as reported	$579.2	$525.6	$386.0
Adjustments:
Amortization of goodwill	—	—	35.5
Amortization of tradenames	—	—	3.3
Income tax effect	—	—	(3.4)

Net adjustments	—	—	35.4

Net income — adjusted	$579.2	$525.6	$421.4

Basic net income per share — as reported	$3.97	$3.51	$2.55
Basic net income per share — as adjusted	$3.97	$3.51	$2.78
Diluted net income per share — as reported	$3.86	$3.41	$2.49
Diluted net income per share — as adjusted	$3.86	$3.41	$2.71

As of January 1, 2002, we performed our transitional tests and no impairment of goodwill or other intangible assets was recognized under SFAS 142. In addition, the Company performs its annual impairment test as of December 31 of each fiscal year. For 2003 and 2002, no impairment of goodwill or other intangible assets was recognized as a result of the annual impairment tests.

3. Sale of Stock of Subsidiary

In January 2002, the Company completed the second of two transactions to sell shares in its wholly-owned office products subsidiary, ACCO World Corporation (ACCO). These two transactions resulted in an aggregate reduction of less than 2% of the Company’s interest in ACCO. The Company treated the sale as an equity transaction in accordance with Company policy, recording the difference between the purchase price and the book value of the subsidiary’s stock to “Paid-in-capital.” As a result of the first of the two transactions, the Company recognized a net tax benefit of $72.9 million in 2001. The two transactions resulted in a substantial tax loss carryforward that will be realized in the event the Company has qualified taxable capital gains.

4. Acquisitions, Disposals and Joint Ventures

In November 2003, the home and hardware business acquired Therma-Tru Holdings, Inc. (Therma-Tru), the leading manufacturer of residential entry door systems in the United States. This acquisition fits our strategic focus on leading brands, shares beneficial demographics and market fundamentals with our other home and hardware brands, and creates valuable synergies within our home and hardware business. The purchase was financed through the issuance of commercial paper and subsequently partially refinanced through the issuance of long-term debt securities under the Company’s outstanding shelf registration statement filed with the Securities and Exchange Commission. Results of operations have been included in the Company’s consolidated financial statements as of the acquisition date. The acquisition price was $924.0 million, net of cash.

An allocation of the purchase price has not yet been finalized, as third-party valuation of the acquired assets and tradenames is not complete. We expect to complete the Therma-Tru purchase price allocation in the first quarter of

2004. The excess purchase price has been recorded in goodwill, in the amount of $934.7 million as of the December 31, 2003 financial statements. Based on the most recent estimate, goodwill will be disaggregated for identifiable intangibles of $489.8 million, consisting of $234.2 million of indefinite-lived tradenames, $77.1 million of proprietary technology intangibles and $178.5 million of customer relationship intangibles. Proprietary technology and customer relationship intangibles will be amortized over a weighted-average useful life of approximately 15 years.

The following table summarizes the current estimated fair values of the Therma-Tru assets acquired and liabilities assumed as of the date of the acquisition:

(In millions)

Purchase price		$924.0
Less: Asset purchase price allocation
Accounts receivable	$51.0
Inventory	41.3
Other current assets	9.2
Property, plant and equipment	126.4
Tradenames and other identifiable intangibles	489.8
Other assets	24.8
		742.5
Plus: Liability purchase price allocation
Other current liabilities and accruals	59.5
Deferred income taxes	197.7
Other liabilities	6.2
		263.4

Unallocated excess purchase price over fair value of net assets		$444.9

The unaudited pro forma results below for December 31, 2003 and 2002 are presented as if the Therma-Tru acquisition occurred on January 1, 2002. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, does not represent the results that would have occurred had the Company operated Therma-Tru since the beginning of each year.

(In millions, except per share data)	2003	2002

Net sales	$6,564.1	$6,076.5
Net income	599.4	562.6
Earnings per share (basic)	4.07	3.65
Earnings per share (diluted)	3.95	3.55

In July 2003, the spirits and wine business acquired Wild Horse Winery, a California-based producer of premium and ultra-premium wines. In December 2003, the spirits and wine business obtained an extension of the rights to manufacture and distribute Gilbey’s gin and vodka for an additional 20 years. The extended license agreement expires in 2027. In addition, in December 2003, trademark rights in California to Kamchatka vodka were acquired by the spirits and wine business. In June 2003, the home and hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In addition, in April 2003, the home and hardware business acquired American Lock Company, the largest U.S.-based manufacturer of solid body commercial padlocks. The aggregate cost of these acquisitions was $123.7 million. The aggregate goodwill, indefinite-lived intangibles and definite-lived intangibles were $62.9 million, $14.5 million and $12.8 million, respectively. The businesses acquired have been included in the consolidated results from the date of acquisition. Had the acquisitions been consolidated as of January 1, 2002, they would not have materially affected results.

In November 2002, the home and hardware business sold its non-strategic plumbing parts business for net proceeds of approximately $15 million. The Company recorded an after-tax loss of $10.2 million related to the sale.

In April 2002, the home and hardware business acquired Omega Holdings, Inc. (Omega), a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadened our cabinet product line and is providing additional selling opportunities across customers, while producing purchasing and manufacturing efficiencies. The cost of this acquisition was $538 million. As a result of the acquisition of Omega, the home products business recorded goodwill and other identifiable intangibles of $345.2 million and $212.0 million, respectively. The $212.0 million of other identifiable intangibles consists of $138.5 million of indefinite-lived tradenames and $73.5 million of customer-relationship intangibles which are amortized over a weighted-average useful life of approximately 15 years.

The following table provides an allocation of the purchase price for Omega:

(In millions)

Purchase price		$538.0
Less: Assumption of debt		100.0
Less: Asset purchase price allocation
Accounts receivable	$35.0
Inventory	18.2
Other current assets	19.9
Property, plant and equipment	44.8
Tradenames and other identifiable intangibles	212.0
Other assets	11.5
		341.4
Plus: Liability purchase price allocation
Other current liabilities and accruals	42.1
Notes payable	125.9
Deferred income taxes	77.3
Other liabilities	3.3
		248.6

Unallocated excess purchase price over fair value of net assets		$345.2

If Omega had been included in consolidated results from January 1, 2001, the Company’s unaudited pro forma net sales, net income and diluted earnings per share would each have been 2% higher, for the year ended December 31, 2002 and 6%, 4% and 4% higher, respectively, for the year ended December 31, 2001.

On May 31, 2001, the Company’s spirits and wine business completed transactions with V&S creating a joint venture named Future Brands LLC to distribute over an initial ten-year period both companies’ spirits brands in the United States. The Company’s spirits and wine business has accounted for this joint venture using the equity method of accounting. Future Brands is not consolidated into our spirits and wine business as V&S has substantive participating rights which preclude consolidation. V&S paid $270 million to gain access to our spirits and wine business’s U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S are convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock’s face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also acquired a three-year option to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock at fair value in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, JBBCo. or certain other events. The Company has accounted for the $270 million gain on the sale of 49% of Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBBCo., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, the Company began amortizing these amounts to other income and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the non-cancelable 10-year term of the management agreement for Future Brands. For the years ended December 31, 2003 and 2002, the Company’s spirits and wine business recorded minority interest for the 10% ownership that V&S maintains in the business of $11.3 million and $11.3 million, respectively. The redemption feature of the JBBW convertible preferred stock is accounted for in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” As a result, a cumulative adjustment of $487,000 has been recorded as minority interest income in the consolidated statement of income, representing the decrease in the fair value of the convertible redeemable preferred stock.

In April 2003, there was a $304.1 million return of a portion of invested capital by our spirits and wine business to its shareholders, V&S and the Company. The return of capital related to the disposition of JBBW’s U.K.-based Scotch whisky business in 2001. As a result, the preferred stock face value is $344.6 million and the dividend rate is 3.2647%.

In 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) with Remy-Cointreau and Highland Distillers to distribute and sell spirits and wine in key markets outside of the United States. In addition to the investment in Future Brands, V&S acquired a 25% interest in Maxxium in 2001. As a result of this investment by V&S, our spirits and wine business received an $8.2 million dividend from Maxxium, which reduced its investment in the joint venture.

JBBW’s total potential investment of $100 million in Maxxium is contingent upon achievement of certain contractual performance measures, which were not met in 2003.

In addition, the Company guarantees certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $79 million, of which $69 million was outstanding at December 31, 2003. At December 31, 2002, the guarantees totaled $66 million, of which $57 million was outstanding. JBBW has also executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $19 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2003 or December 31, 2002. The Loan Facility expires June 30, 2006.

In October 2001, the Company’s spirits and wine business sold its U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes). The Company recorded an after-tax gain of $21.8 million related to the sale.

5. Short-Term Borrowings and Credit Facilities

At December 31, 2003 and 2002, there were $530.4 million and $161.3 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and commercial paper that is used for general corporate purposes, including acquisitions. Included in this amount as of December 31, 2003 and 2002, there were $1.3 million and $6.5 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $9.6 million and $17.6 million, respectively. In addition, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $218.5 million of which $22.8 million was outstanding at December 31, 2003 and $197.1 million of which $31.3 million was outstanding as of December 31, 2002. The weighted-average interest rate on these borrowings was 1.2% and 2.1%, respectively.

See Note 14 for a description of the Company’s use of financial instruments.

6. Long-Term Debt

The components of long-term debt are as follows:

(In millions)	2003	2002
8 1/2% Notes, Due 2003	$—	$106.9
7 1/8% Notes, Due 2004	200.0	200.0
2 7/8% Notes, Due 2006	300.0	—
6 1/4% Notes, Due 2008	200.0	200.0
4 7/8% Notes, Due 2013	300.0	—
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
Miscellaneous	2.2	26.8

	1,443.1	974.6
Less current portion	200.5	132.9

	$1,242.6	$841.7

In November 2003, we issued long-term debt securities totaling $600 million under our shelf registration filed with the Securities and Exchange Commission. The $600 million of notes consist of $300 million of 2.875% notes due December 2006 and $300 million of 4.875% notes due December 2013. Proceeds were used to pay down commercial paper issued in connection with the acquisition of Therma-Tru. Net proceeds of $595.5 million are less price discounts of $1.2 million and underwriting and rating agency fees of $3.3 million. The effective interest rate on each debt issue approximates its stated coupon rate.

At December 31, 2003, the Company maintained two revolving credit agreements with various banks, which the Company entered into in 2001 and 2003. Such agreements include a $750 million 5-Year Revolving Credit Agreement, which expires in 2006, and a $250 million 364-Day Revolving Credit Agreement, which expires in 2004 and includes the option to extend payment for one year at the Company’s discretion for an incremental fee of .25% of the outstanding amount. The interest rate was set at the time of each borrowing. The facility fees of .08% and .06%

per annum were paid on the $750 million 5-Year Revolving Credit Agreement and the $250 million 364-Day Revolving Credit Agreement, respectively. The fee for the $750 million 5-Year Revolving Credit Agreement was subject to increases up to a maximum of .20% per annum in the event the Company’s long-term debt rating falls below specified levels. Borrowings under these agreements are made for general corporate purposes, including acquisitions, share repurchases and support for the Company’s short-term borrowings in the commercial paper market.

Estimated payments for maturing debt during the next five years are as follows: 2004, $200.5 million; 2005, $0.4 million; 2006, $301.1 million; 2007, $0.1 million; and 2008, $200.0 million.

7. $2.67 Convertible Preferred Stock — Redeemable at Company’s Option

Shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2003, 2002 and 2001 were 245,093 shares, 258,656 shares and 281,515 shares, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of such stock into 6.205 shares of common stock. Authorized but unissued common shares are reserved for issuance upon such conversions, but treasury shares may be and are delivered. Shares converted were 13,563 shares, 22,859 shares and 20,884 shares during 2003, 2002 and 2001, respectively. The Company may redeem such Preferred stock at a price of $30.50 per share, plus accrued dividends.

A cash dividend of $2.67 per share in the aggregate amounts of $0.7 million, $0.7 million and $0.8 million was paid in each of the years ended December 31, 2003, 2002 and 2001, respectively.

8. Capital Stock

The Company has 750 million authorized shares of common stock and 60 million authorized shares of Preferred stock.

There were 146,264,641 and 146,990,735 common shares outstanding at December 31, 2003 and 2002, respectively.

The cash dividends paid on the common stock for the years ended December 31, 2003, 2002 and 2001 aggregated $166.2 million, $152.7 million and $147.2 million, respectively.

Shares that were purchased in connection with the Company’s share repurchase program and were converted to treasury shares amounted to 4,094,842 shares in 2003; 5,769,440 shares in 2002; and 7,546,333 shares in 2001. Treasury shares delivered in connection with exercise of stock options and grants of other stock awards and conversion of preferred stock and debentures amounted to 3,368,848 in 2003; 4,762,402 shares in 2002; and 2,035,239 shares in 2001. At December 31, 2003 and 2002 there were 83,305,383 and 82,579,289 common treasury shares, respectively.

9. Preferred Share Purchase Rights

Each outstanding share of common stock also evidences one Preferred Share Purchase Right (Right). The Rights will generally become exercisable only in the event of an acquisition of, or a tender offer for, 15% or more of the common stock. If exercisable, each Right is exercisable for 1/100th of a share of Series A Junior Participating Preferred Stock at an exercise price of $150. Also, upon an acquisition of 15% or more of the common stock, or upon an acquisition of the Company or the transfer of 50% or more of its assets or earning power, each Right (other than Rights held by the 15% acquirer, if applicable), if exercisable, will generally be exercisable for common shares of the Company or the acquiring company, as the case may be, having a market value of twice the exercise price. In certain events, however, Rights may be exchanged by the Company for common stock at a rate of one share per Right. The Rights may be redeemed at any time prior to an acquisition of 15% or more of the common stock at a redemption price of $.01 per Right. Until a Right is exercised, the holder, as such, will have no voting, dividend or other rights as a stockholder of the Company. The Rights expire on December 24, 2007. In December 2002, the Company’s Board of Directors approved an amendment to the Rights plan that requires independent director evaluation of the plan at least every three years.

All 2.5 million of the authorized Series A Preferred shares are reserved for issuance upon exercise of Rights, and at December 31, 2003, outstanding Rights would have been exercisable as described above in the aggregate for 1,462,646 of such shares.

10. Stock Plans

The 1999 and 2003 Long-Term Incentive Plans authorize the granting to key employees of the Company and its subsidiaries of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards, any of which may be granted alone or in combination with other types of awards or dividend equivalents. Grants under the 1999 Long-Term Incentive Plan may be made on or before December 31, 2004 for up to 12 million shares of common stock. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. Under each plan, no more than two million shares may be granted to any one individual. No new stock-based awards may be made under the Company’s 1990 Long-Term Incentive Plan, but existing awards already issued may continue to be exercised or paid pursuant to their terms.

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

The 2002 Non-Employee Director Stock Option Plan authorizes the granting of stock options to the Company’s non-employee directors. Grants under this plan may be made on or before December 31, 2006 for up to 200,000 shares of common stock. Stock options under this plan have exercise prices equal to the fair market values at dates of grant, and may not be exercised prior to one year or more than ten years from the date of grant.

Changes during the three years ended December 31, 2003 in shares under options were as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2000	13,793,674	$29.73
Granted	2,835,950	32.06
Exercised	(1,857,027)	27.50
Lapsed	(604,992)	30.90

Outstanding at December 31, 2001	14,167,605	30.44
Granted	2,940,542	48.64
Exercised	(4,562,337)	29.95
Lapsed	(187,982)	31.67

Outstanding at December 31, 2002	12,357,828	35.02
Granted	2,937,558	57.30
Exercised	(3,227,937)	30.17
Lapsed	(203,729)	41.37

Outstanding at December 31, 2003	11,863,720	$41.75

Options exercisable at the end of each of the three years ended December 31, 2003 were as follows:

	Options Exercisable	Weighted-Average Exercise Price
December 31, 2003	6,241,762	$33.62
December 31, 2002	6,738,082	31.20
December 31, 2001	8,826,715	30.99

The weighted-average fair values of options granted during 2003, 2002 and 2001 were $13.40, $11.63 and $8.91, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Expected dividend yield	2.1%	2.3%	3.0%
Expected volatility	29.4%	30.6%	36.4%
Risk-free interest rate	2.8%	2.7%	4.0%
Expected term	4.5 Years	4.5 Years	4.5 Years

Options outstanding at December 31, 2003 were as follows:

Range Of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$21.83 to $27.56	1,497,033	5.7	$24.63
30.30 to 34.81	4,025,086	3.8	32.95
35.63 to 57.46	6,341,601	6.7	51.38

$21.83 to $57.46	11,863,720	5.6	$41.75

Options exercisable at December 31, 2003 were as follows:

Number Exercisable	Weighted-Average Exercise Price
1,497,033	$24.63
3,179,159	33.19
1,565,570	43.08

6,241,762	$33.62

At December 31, 2003, performance awards were outstanding pursuant to which up to 202,950, shares, 197,850 shares, 188,550 shares and 233,250 shares may be issued in 2003, 2004, 2005, and 2006, respectively, depending on the extent to which certain specified performance objectives are met. 123,344 shares, 181,197 shares and 120,034 shares were issued pursuant to performance awards during 2003, 2002 and 2001, respectively. The costs of performance awards are expensed over the performance period.

Compensation expense for stock based plans recorded for 2003, 2002 and 2001 was $19.0 million, $10.0 million and $5.4 million, respectively.

Shares available in connection with future awards under the Company’s stock plans at December 31, 2003, 2002 and 2001 were: 10,146,614; 1,053,597; and 3,979,940, respectively. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

11. Pension and Other Retiree Benefits

The Company has a number of pension plans, principally in the United States, covering substantially all employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Annual contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied.

The Company provides postretirement health care and life insurance benefits to certain employees and retirees in the United States and certain employee groups outside the United States. Many employees and retirees outside the United States are covered by government health care programs.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after

2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions’ impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of specific authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits
(In millions)	2003	2002	2003	2002
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Benefit obligation at beginning of year	$848.6	$766.6	$149.4	$133.9
Service cost	28.2	29.7	2.6	2.7
Interest cost	54.3	52.9	9.6	9.2
Actuarial loss	62.4	34.8	18.2	12.1
Participants’ contributions	1.2	1.2	2.0	1.9
Foreign exchange rate changes	19.7	10.8	0.8	0.6
Benefits paid	(46.4)	(44.6)	(11.7)	(10.4)
Plan amendments	4.9	—	3.0	—
Other items	—	(2.8)	—	(0.6)

Projected benefit obligation at end of year	972.9	848.6	173.9	149.4

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	623.0	694.5	—	—
Actual return on plan assets	90.2	(48.7)	—	—
Employer contributions	123.5	16.4	9.6	8.5
Participants’ contributions	1.2	1.2	2.0	1.9
Foreign exchange rate changes	15.9	9.5	—	—
Benefits paid	(46.4)	(44.6)	(11.6)	(10.4)
Other items	(1.9)	(5.3)	—	—

Fair value of plan assets at end of year	805.5	623.0	—	—

Funded Status (fair value of plan assets less PBO)	(167.4)	(225.6)	(173.9)	(149.4)
Unrecognized actuarial loss	291.6	257.2	25.6	5.7
Unrecognized transition (gain)	—	(0.1)	—	—
Unrecognized prior service cost (benefit)	24.2	19.2	1.4	(1.6)

Net amount recognized	$148.4	$50.7	$(146.9)	$(145.3)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2003	2002	2003	2002
Prepaid pension benefit	$109.6	$39.5	$—	$—
Accrued benefit liability	(124.0)	(141.9)	(146.9)	(145.3)
Intangible assets	23.3	18.1	—	—
Accumulated other comprehensive income	139.5	135.0	—	—

Net amount recognized	$148.4	$50.7	$(146.9)	$(145.3)

The accumulated benefit obligation for all defined benefit pension plans was $863.7 million and $749.7 million at December 31, 2003, and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (In millions)	2003	2002

Projected benefit obligation	$673.6	$712.8
Accumulated benefit obligation	592.1	629.9
Fair value of plan assets	511.3	488.9

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits
(In millions)	2003	2002	2001	2003	2002	2001
Service cost	$28.3	$29.7	$27.5	$2.6	$2.7	$2.3
Interest cost	54.3	52.9	51.8	9.6	9.2	8.6
Expected return on plan assets	(63.1)	(64.1)	(72.9)	—	—	—
Amortization of prior service cost	3.6	2.5	1.1	(0.3)	(0.4)	(0.2)
Amortization of net (gain) loss	5.0	0.9	0.9	(0.4)	(1.4)	(3.1)
Amortization of transition costs	—	—	(1.1)	—	—	—

Net periodic benefit cost	$28.1	$21.9	$7.3	$11.5	$10.1	$7.6

Additional Information	Pension Benefits
(In millions)	2003	2002
Increase in minimum liability included in intangible assets and other comprehensive income	$9.7	$117.0

Assumptions	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate	6.1%	6.6%	6.2%	6.7%
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET COST FOR YEARS ENDED DECEMBER 31:
Discount rate	6.6%	7.0%	6.7%	7.2%
Expected long-term rate of return on plan assets	8.3%	8.3%	—	—
Rate of compensation increase	3.9%	4.6%	3.9%	4.6%

The Company’s expected 8.5% long-term rate of return on domestic plan assets is based on a melded allocation with a targeted equity allocation of 62% with an annual return of 10% and a targeted fixed income allocation of 38% with an annual return of 6.0%.

	Postretirement Benefits
	2003	2002
ASSUMED HEALTH CARE COST TREND RATES USED TO DETERMINE BENEFIT OBLIGATIONS AND NET COST AT DECEMBER 31
Health care cost trend rate assumed for next year	10%	10%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
(In millions)

Effect on total of service and interest cost	$1.4	$(1.2)
Effect on postretirement benefit obligation	17.0	(15.1)

Plan Assets

The Company’s domestic pension plan weighted-average asset allocations at December 31, 2003 and 2002 are as follows:

	Domestic Pension Plan Assets at December 31
Asset Category	2003	2002
Cash	2%	1%
Equity securities	69	61
Fixed income	29	38

Total	100%	100%

The investment strategy for the Company, which has numerous domestic pension plans under several master trusts, is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The domestic defined benefit asset allocation policy of these trusts allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, and a cash allocation of up to 25%. Each master trust has a different target asset allocation based on the underlying liability structure.

Contributions

The Company expects to contribute $50-75 million to its pension plans in 2004.

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $23.4 million, $22.8 million and $22.4 million in 2003, 2002 and 2001, respectively.

12. Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2003 are as follows:

(In millions)

2004	$54.6
2005	45.8
2006	35.4
2007	25.9
2008	21.2
Remainder	64.0

Total minimum rental payments	246.9
Less minimum rentals to be received under noncancelable subleases	4.2

$242.7

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $44.1 million, $52.4 million and $50.9 million in 2003, 2002 and 2001, respectively.

13. Income Taxes

The components of income from continuing operations before income taxes are as follows:

(In millions)	2003	2002	2001
Domestic operations	$707.5	$648.8	$377.1
Foreign operations	176.9	107.4	114.8

Income before income taxes and minority interests	$884.4	$756.2	$491.9

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

(In millions)	2003		2002	2001
Income taxes computed at federal statutory income tax rate	$309.6		$264.7	$172.2
Other income taxes, net of federal tax benefit	23.6		18.0	16.2
Tradename/goodwill write-down and amortization not deductible for income tax purposes	1.3		2.2	35.3
Tax benefit due to recapitalization	—		—	(77.0)
Tax benefit due to the reinterpretation of capital loss disallowance rules	—		(61.7)	—
Miscellaneous, including reversals of tax provisions no longer required	(45.3	)(a)	(9.0)	(52.3	)(a)

Income taxes as reported	$289.2		$214.2	$94.4

(a)	In 2003 and 2001, the Company recorded tax reserve reversals of $35.0 and $31.0 million, respectively, reflecting conclusion of the routine IRS examinations for the years 1993 through 1996 and 1990 through 1992, respectively.

In June 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million after recording a $29 million tax receivable and a net decrease to tax reserves of $6 million. The IRS will conduct its routine review of the 1997-2001 tax years and intends to fast-track the review for completion in 2004. There are a number of complex tax items related to these years, including the spin-off of Gallaher in 1997. We believe that we have appropriate levels of reserves applicable to these tax years. Favorable resolution of the audit, which is in the early stages, could result in reserve reversals that would further benefit earnings in 2004.

In June 2002, the Company recorded a tax benefit of $61.7 million plus after-tax interest of $9.6 million. This resulted from new IRS regulations issued in March 2002 that reinterpret the capital loss disallowance rules and enabled the Company to utilize a tax loss incurred in 1994 to offset capital gains taxed in 1996 and 1997. The Company will receive cash representing the tax refund and related interest upon the conclusion of the IRS’s regular audit of our 1997 tax returns.

In 2003 and 2001, the Company received one-time non-operating adjustments of $6.9 million and $17.3 million, respectively, in interest income (after tax), which was recorded in other income, as a result of the conclusion of the routine IRS examinations for the years 1993 through 1996 and 1990 through 1992, respectively.

Income taxes are as follows:

(In millions)	2003	2002	2001
Currently payable
Federal	$133.4	$107.3	$125.6
Foreign	39.1	27.1	28.6
Other	24.8	17.5	39.5
Deferred
Federal and other	88.9	69.3	(101.0)
Foreign	3.0	(7.0)	1.7

	$289.2	$214.2	$94.4

The components of net deferred tax assets (liabilities) are as follows:

(In millions)	2003	2002
Current assets
Compensation and benefits	$11.8	$8.5
Other reserves	30.0	28.5
Capitalized interest-inventory	11.5	12.5
Restructuring	1.1	3.4
Interest	2.0	1.9
Accounts receivable	15.7	14.8
Miscellaneous	56.4	46.2

	128.5	115.8

Current liabilities
Inventories	(12.7)	(11.6)
Miscellaneous	(32.0)	(26.1)

	(44.7)	(37.7)

Deferred income taxes included in other current assets	83.8	78.1

Noncurrent assets
Compensation and benefits	72.2	55.5
Other retiree benefits	51.4	46.7
Other reserves	16.1	9.1
Foreign exchange	1.1	1.1
Deferred income	68.9	79.4
Pensions	—	28.2
Miscellaneous	13.5	21.3

	223.2	241.3

Noncurrent liabilities
Depreciation	(98.3)	(96.5)
Pension	(16.5)	—
Trademark amortization	(105.9)	(96.4)
Identifiable intangibles assets	(292.5)	(116.6)
Miscellaneous	(42.7)	(2.9)

	(555.9)	(312.4)

Deferred income taxes included in other (liabilities) assets	(332.7)	(71.1)

Net deferred tax (liability) asset	$(248.9)	$7.0

14. Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps. The counterparties are major financial institutions. Although the Company’s theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would be immaterial.

The Company enters into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The Company periodically enters into forward foreign exchange contracts to hedge a portion of its net investments in foreign subsidiaries.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2003 and 2002, the fair value of all outstanding contracts and the contract amounts were essentially the same.

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2003, the Company had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due 2006 which allow the agreements to be classified as a fair value hedge in accordance with SFAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate. At December 31, 2002, the Company did not have any outstanding interest rate swap agreements.

The estimated fair value of the Company’s cash and cash equivalents, notes payable to banks and commercial paper, approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company’s $1,443.1 million and $974.6 million total long-term debt (including current portion) at December 31, 2003 and 2002 was approximately $1,564.8 million and $1,094.3 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the operating companies’ domestic and international customer base, thus spreading the credit risk.

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. The Company uses derivative contracts to manage its exposure to commodity price volatility. The exposures are not considered material to the Company’s financial statements.

15. Guarantees and Commitments

As of December 31, 2003, the Company had third-party guarantees totaling approximately $79 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), the Company’s spirits and wine business’s international sales and distribution joint venture. The Company is required to perform under these guarantees in the event that Maxxium fails to make contractual payments. During the twelve months ended December 31, 2003, the Company renewed its guarantee of Maxxium’s credit facilities. The renewal resulted in an extension of the expiration date of the credit facility’s committed portion from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantee’s of Indebtedness of Others,” the Company recorded a liability of $1.8 million as of December 31, 2003 to reflect the fair value of the guarantees to Maxxium (through a reduction in the credit facility’s interest rate).

The Company has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities related to various representations typically included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, payments under these divestiture-related indemnity obligations can not be reasonably estimated. The duration of the indemnities varies, and in some cases is indefinite. As these indemnities were entered into prior to December 31, 2002, we have not recorded any liability for these indemnities in the consolidated financial statements. The Company has not made any payments related to indemnity obligations that were material to the company’s financial position or results of operations for any quarter. Furthermore, the Company does not expect that any sums it may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or cash flows for fiscal 2003 or in subsequent periods.

Purchase obligations by the Company as of December 31, 2003 were:

	Payments Due by Period as of December 31, 2003
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$306.7	$183.1	$72.9	$28.2	$22.5

(1)	Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

16. Restructuring and Restructuring-related Charges

Restructuring Charges

In April 2001, the Company announced that as a result of its evaluation of strategic options for its Office business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. In conjunction with this restructuring program, the Company’s Office business recorded charges associated with consolidating of manufacturing and distribution facilities and employee terminations.

In addition, in 2003 the Company’s Golf business recorded pre-tax restructuring charges associated with the consolidation of three golf ball manufacturing facilities into its two newest production facilities.

As a result of these actions, the Company recorded pre-tax restructuring charges for the year ended December 31, 2003 as follows:

(In millions)	Restructuring
Golf	$2.2
Office	17.3

$19.5

The 2003 net provision of $19.5 million is comprised of a new provision of $21.5 million less adjustments to accruals in excess of original estimates of $2.0 million.

Golf charges relate to asset write-offs associated with the consolidation.

Office charges principally relate to employment termination costs and asset write-offs.

Pursuant to the provisions of SFAS 146, the following table represents the reconciliation of the restructuring charges and supplemental information for actions initiated after December 31, 2002.

(In millions)	2003 Provision	Cash Expenditures(a)	Non-Cash Write-offs	Balance at 12/31/03
Rationalization of operations
Employee termination costs	$8.8	$(7.5)	$—	$1.3
International distribution and lease agreements	1.2	(0.2)	—	1.0
Loss on disposal of assets, net	11.5	4.8	(16.0)	0.3

	$21.5	$(2.9)	$(16.0)	$2.6

(a)	Loss on disposal is positive due to proceeds from the disposal of assets.

The Company expects that substantially all remaining payments will be made within the next twelve months.

In addition, during 2002, the Company recorded pre-tax restructuring charges as follows:

(In millions)	Restructuring
Home and hardware	$10.9
Spirits and wine	0.7
Office	34.3

$45.9

Home and hardware charges relate to the sale of the low-return plumbing parts business, including the loss on the disposal of the business and planned employee termination costs (seven positions) that were announced.

Spirits and wine charges relate to the sale of a minor product line.

Office charges principally relate to planned employee termination costs (724 positions), asset write-offs and costs associated with the consolidation of manufacturing and distribution facilities.

During 2001, the Company recorded pre-tax restructuring charges as follows:

(In millions)	Restructuring
Home and hardware	$15.2
Golf	3.0
Office	27.2

$45.4

Home and hardware includes charges related to planned workforce reduction initiatives that were announced (342 positions) and lease cancellation costs.

Golf includes charges related to asset write-offs associated with a reduction in wound golf ball capacity.

Office includes charges related to product line discontinuances, rationalization of operations, expenses associated with the exploration of strategic options for the office business and planned workforce reduction initiatives (779 positions) across its operations.

In 2004, we expect to record additional restructuring and restructuring- related charges of approximately $26 million ($39 to $44 million pre tax) related to the closure of home and hardware’s Muskogee, OK manufacturing facility, completion of the golf business’s facility consolidation and the final phase of our office business repositioning.

Reconciliation of Restructuring Liability

Reconciliation of the restructuring liability, as of December 31, 2003, is as follows:

(In millions)	Balance at 12/31/02	Accrual Adjustments(a)	Cash Expenditures	Non-Cash Write-offs	Balance at 12/31/03
Rationalization of operations
Employee termination costs	$11.3	$(1.9)	$(7.4)	$(0.4)	$1.6
International distribution and lease agreements	4.2	(0.1)	(1.3)	0.4	3.2
Loss on disposal of assets, net(b)	0.8	—	6.1	(6.2)	0.7

	$16.3	$(2.0)	$(2.6)	$(6.2)	$5.5

(a)	Accrual adjustments are for accruals in excess of original estimates.
(b)	Loss on disposal is positive due to proceeds from the disposal of assets.

The Company expects that substantially all remaining payments will be made within the next twelve months.

Reconciliation of the restructuring liability, as of December 31, 2002, is as follows:

(In millions)	Balance at 12/31/01	2002 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at 12/31/02
Rationalization of operations
Employee termination costs(a)(b)	$17.1	$19.1	$(24.5)	$(0.4)	$11.3
Other	4.7	0.2	(0.6)	(4.3)	—
International distribution and lease agreements	5.2	1.6	(2.6)	—	4.2
Loss on disposal of assets	2.4	25.0	(0.3)	(26.3)	0.8

	$29.4	$45.9	$(28.0)	$(31.0)	$16.3

(a)	Of the planned downsizing of 1,852 positions planned for elimination, 1,545 had been implemented as of December 31, 2002. The employee groups affected by these restructuring actions were predominantly in the office business and include plant and administrative hourly and salaried employees.
(b)	Included in the 2002 provision were the reversals of certain costs that were reflected as a reduction of restructuring charges recorded in 2002. These included $1.1 million of employee termination costs, $0.6 million of other costs, and $0.1 million of loss on disposal costs.

Reconciliation of the restructuring liability, as of December 31, 2001, is as follows:

(In millions)	2001 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at 12/31/01
Rationalization of operations
Employee termination costs(a)	$22.8	$(5.7)	$—	$17.1
Other	6.5	(1.8)	—	4.7
International distribution and lease agreements	5.3	(0.1)	—	5.2
Loss on disposal of assets, net	10.8	(2.1)	(6.3)	2.4

	$45.4	$(9.7)	$(6.3)	$29.4

(a)	Of the planned downsizing of 1,121 positions, 526 had been implemented as of December 31, 2001. The employee groups affected by these restructuring actions were predominantly in the office business and include plant and administrative hourly and salaried employees.

Restructuring-related Charges

During 2003, the Company recorded restructuring-related charges as follows:

(In millions)	Cost of Sales Charges	SG&A Charges	Total
Golf	$3.6	$—	$3.6
Office	9.2	1.4	10.6

	$12.8	$1.4	$14.2

The restructuring-related charges for 2003 reflect:

Golf restructuring-related charges for consolidation of golf ball manufacturing operations and accelerated depreciation of assets associated with the facility consolidation.

Office restructuring-related charges for rationalization of manufacturing and distribution facilities and inventory write-down associated with the discontinuance of certain unprofitable product lines.

During 2002, the Company recorded restructuring-related charges as follows:

(In millions)	Cost of Sales Charges	SG&A Charges	Total
Home and hardware	$4.4	$(0.3)	$4.1
Office	3.9	1.9	5.8

	$8.3	$1.6	$9.9

The restructuring-related charges for 2002 reflect:

Home and hardware charges for the write-down of a long-lived asset and costs associated with the sale of the non-strategic specialty plumbing parts business and the reversal of certain accruals that were no longer deemed necessary.

Office charges for rationalization of manufacturing and distribution facilities and inventory write-offs associated with the discontinuance of certain unprofitable product lines.

During 2001, the Company recorded restructuring-related charges as follows:

(In millions)	Cost of Sales Charges	SG&A Charges	Total
Home and hardware	$9.0	$—	$9.0
Golf	1.2	—	1.2
Office	27.8	14.7	42.5

	$38.0	$14.7	$52.7

The restructuring-related charges for 2001 reflect:

Home and hardware for inventory write-offs related to the downsizing of the low-margin specialty plumbing parts business.

Golf for inventory write-offs due to the discontinuance of certain golf ball manufacturing processes.

Office for inventory write-offs due to the discontinuance of certain unprofitable product lines and expenses associated with the exploration of strategic options for the office products business.

17. Information on Business Segments

The Company’s subsidiaries operate principally in the following business segments:

Home and hardware includes: kitchen and bathroom faucets and accessories manufactured, marketed or distributed by Moen; kitchen and bath cabinets manufactured, marketed and distributed by MasterBrand Cabinets; residential entry door systems designed and manufactured by Therma-Tru; locks manufactured, marketed or distributed by

Master Lock and American Lock; and tool storage products manufactured and distributed by Waterloo.

Spirits and wine includes products produced, marketed or distributed by Jim Beam Brands Worldwide, Inc. subsidiaries.

Golf includes golf balls, golf clubs, golf shoes and gloves manufactured, marketed or distributed by Acushnet Company.

Office includes paper fastening, document management, computer accessories, time management, presentation and other office products manufactured, marketed or distributed by ACCO World Corporation subsidiaries.

Net sales, segment assets by business segments and net sales by geographic areas for the period 1998 through 2003, are provided on page 79.

The Company’s subsidiaries operate principally in the United States, Canada, the United Kingdom and Australia.

Reconciliation of segment net sales to consolidated net sales is as follows:

(In millions)	2003	2002	2001
Home and hardware	$2,899.9	$2,532.2	$2,068.8
Spirits and wine	1,091.0	1,032.5	1,368.0
Golf	1,121.7	1,007.6	946.5
Office	1,101.9	1,105.4	1,176.3

	$6,214.5	$5,677.7	$5,559.6

Operating income is as follows:

(In millions)	2003	2002	2001
Home and hardware	$481.3	$398.5	$250.7
Spirits and wine	302.8	276.3	285.7
Golf	139.1	129.8	124.1
Office	57.6	27.4	(90.3)
Less: Corporate expenses	63.3	45.4	38.9

	$917.5	$786.6	$531.3

Segment assets(a) are as follows:

(In millions)	2003	2002	2001
Home and hardware	$1,619.3	$1,225.3	$1,142.8
Spirits and wine	833.2	728.0	763.8
Golf	704.3	674.0	650.4
Office	757.3	720.9	766.5

	$3,914.1	$3,348.2	$3,323,5

(a)	Represents total assets excluding intercompany receivables.

Reconciliation of segment assets(a) to consolidated total assets is as follows:

(In millions)	2003	2002	2001
Segment assets	$3,914.1	$3,348.2	$3,323.5
Intangibles resulting from business acquisition, net	3,328.6	2,332.7	1,789.6
Corporate	202.2	141.3	157.4

	$7,444.9	$5,822.2	$5,270.5

(a)	Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

Long-lived assets are as follows:(a)

(In millions)	2003	2002	2001
United States	$1,123.6	$982.5	$986.5
United Kingdom	53.4	57.8	61.7
Canada	57.1	45.7	26.6
Australia	15.9	11.7	11.3
Other countries	108.9	91.9	72.3

	$1,358.9	$1,189.6	$1,158.4

(a)	Represents property, plant and equipment, net.

Net sales by geographic region are as follows:

(In millions)	2003	2002	2001
United States	$4,864.4	$4,541.6	$4,341.4
Canada	359.0	286.2	233.7
United Kingdom	306.9	272.5	373.6
Australia	208.7	160.2	141.1
Other countries	475.5	417.2	469.8

	$6,214.5	$5,677.7	$5,559.6

Depreciation is as follows:

(In millions)	2003	2002	2001
Home and hardware	$72.0	$64.6	$55.1
Spirits and wine	33.8	31.9	34.3
Golf	33.9	28.7	25.5
Office	33.3	37.0	40.7
Corporate	0.7	0.4	0.4

	$173.7	$162.6	$156.0

Amortization of intangibles is as follows:

(In millions)	2003	2002	2001
Home and hardware	$6.5	$3.2	$32.9
Spirits and wine	7.9	8.1	20.4
Golf	2.8	2.8	3.0
Office	1.7	2.0	6.4

	$18.9	$16.1	$62.7

Capital expenditures are as follows:

(In millions)	2003	2002	2001
Home and hardware	$83.7	$79.8	$88.4
Spirits and wine	52.0	45.5	46.3
Golf	29.3	46.6	40.4
Office	16.3	22.0	19.7
Corporate	12.6	0.4	12.5

	$193.9	$194.3	$207.3

18. Other Income, net

The components of other income, net, for the years ended December 31, 2003, 2002 and 2001 are as follows:

(In millions)	2003	2002	2001
Amortization of deferred income (See Note 4)	$27.0	$27.0	$15.8
Interest income on tax receivable (See Note 13)	10.7	14.9	28.5
Gain on sale of U.K.-based Scotch whisky business (See Note 4)	—	—	16.6
Other miscellaneous items	3.0	1.8	(3.5)

Total	$40.7	$43.7	$57.4

19. Earnings Per Share

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

The computation of basic and diluted earnings per common share for “Net income” is as follows:

(In millions, except per share amounts)	2003	2002	2001
Net income	$579.2	$525.6	$386.0
Less: Preferred stock dividends	0.7	0.7	0.8

Income available to common stockholders — basic	578.5	524.9	385.2
Convertible Preferred stock Dividend requirements	0.7	0.7	0.8

Income available to common stockholders — diluted	$579.2	$525.6	$386.0

Weighted average number of common shares outstanding — basic	145.6	149.4	151.7
Conversion of Convertible Preferred stock	1.6	1.7	1.8
Exercise of stock options	3.1	2.9	1.8

Weighted average number of common shares outstanding — diluted	150.3	154.0	155.3

Earnings per common share
Basic	$3.97	$3.51	$2.55

Diluted	$3.86	$3.41	$2.49

20. Comprehensive Loss

Comprehensive loss is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive loss are as follows:

(In millions)	Foreign Currency Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2000	$(75.4)	(4.2)	$(79.6)
Changes during year (net of taxes of $9.2)	(38.2)	(13.9)	(52.1)

Balance at December 31, 2001	(113.6)	(18.1)	(131.7)
Changes during year (net of taxes of $50.1)	21.1	(67.0)	(45.9)

Balance at December 31, 2002	(92.5)	$(85.1)	(177.6)
Changes during year (net of taxes of $7.0)	76.0	(4.6)	71.4

Balance at December 31, 2003	$(16.5)	$(89.7)	$(106.2)

Included in the foreign currency adjustments balance at December 31, 2003 are total deferred forward foreign exchange contract losses of $1.1 million. (See Note 1.)

21. Related Party Transactions

FUTURE BRANDS LLC In 2001, the Company’s spirits and wine business completed transactions with V&S Vin & Sprit AB (V&S) creating the Future Brands joint venture, which distributes both companies’ spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2003 and 2002, JBBCo. did not have any outstanding obligations as a result of this arrangement.

JBBCo.’s balances related to Future Brands included the following:

(In millions)	2003	2002	2001
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$73.5	$68.8	$92.0
Investment	8.2	11.7	9.4
Accounts payable (commissions)	14.4	15.6	23.7
Accrued liabilities	24.7	29.1	4.5

MAXXIUM WORLDWIDE B.V. In 1999, the spirits and wine business formed an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) to distribute and sell spirits and wine in key markets outside the United States. The joint venture partners include Remy-Cointreau, Highland Distillers and V&S. JBBCo. records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, the Company has guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $79 million, of which $69 million was outstanding as of December 31, 2003. At December 31, 2002, the guarantees totaled $66 million, of which $57 million was outstanding. JBBW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $19 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2003 or December 31, 2002. The Loan Facility expires June 30, 2006.

JBBCo.’s balances related to Maxxium included the following:

(In millions)	2003	2002	2001
Accounts receivable	$39.4	$34.6	$39.5
Investment	66.7	64.3	63.0
Accounts payable (expense reimbursement)	16.0	12.3	6.1

22. Pending Litigation

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

On October 27, 2003, British American Tobacco p.l.c. and RJ Reynolds Tobacco Holdings, Inc. announced the signing of a definitive agreement to combine the assets of their respective U.S. tobacco businesses, B&W and R.J. Reynolds Tobacco Co., into a new publicly traded holding company, Reynolds American Inc. The indemnification agreement provides that the Indemnitor shall not consolidate or merge with, or transfer substantially all of its business, unless the person formed by the merger or consolidation, or transfer of the business, expressly assumes the indemnification obligations. If the proposed transaction between Indemnitor and Reynolds is structured in one of such forms, the combined entity would be required to expressly assume the Indemnitor’s obligation to indemnify the Company. If the proposed transaction is consummated in some other form, the indemnification obligations of the Indemnitor would continue.

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

23. Environmental

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

Report of Independent Auditors

To The Board Of Directors And Stockholders Of Fortune Brands, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Fortune Brands, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in fiscal 2002.

PricewaterhouseCoopers LLP

Chicago, Illinois

January 22, 2004

Report of Management

To The Stockholders Of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2003. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

The system of internal controls of the Company and its subsidiaries is designed to provide reasonable assurances that the financial records are adequate and can be relied upon to provide information for the preparation of financial statements and that established policies and procedures are carefully followed.

Independent auditors are elected annually by the stockholders of the Company to audit the financial statements. PricewaterhouseCoopers LLP, independent auditors, are currently engaged to perform such audit. Their audit is in accordance with generally accepted auditing standards and includes tests of transactions and selective tests of internal accounting controls.

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with the independent auditors, internal auditors and management to review accounting, auditing, and financial reporting matters. The auditors have direct access to the Audit Committee.

/s/ NORMAN H. WESLEY
Norman H. Wesley
Chairman of the Board and Chief Executive Officer

/s/ CRAIG P. OMTVEDT
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer

Information on Business Segments(a)	Fortune Brands, Inc. and Subsidiaries

(In millions)	2003	2002	2001	2000	1999	1998
NET SALES
Home and hardware	$2,899.9	$2,532.2	$2,068.8	$2,088.1	$1,872.3	$1,636.8
Spirits and wine	1,091.0	1,032.5	1,368.0	1,227.3	1,269.6	1,265.9
Golf	1,121.7	1,007.6	946.5	965.2	977.7	974.1
Office	1,101.9	1,105.4	1,176.3	1,354.8	1,381.0	1,403.3

	$6,214.5	$5,677.7	$5,559.6	$5,635.4	$5,500.6	$5,280.1

SEGMENT ASSETS(c)
Home and hardware	$1,619.3	$1,225.3	$1,142.8	$1,166.7	$1,036.9	$863.8
Spirits and wine	833.2	728.0	763.8	934.8	1,042.2	967.9
Golf	704.3	674.0	650.4	620.5	621.7	682.2
Office	757.3	720.9	766.5	937.1	989.3	1,003.5

	$3,914.1	$3,348.2	$3,323.5	$3,659.1	$3,690.1	$3,517.4

GEOGRAPHIC AREAS
Net sales(b)
United States	$4,864.4	$4,541.6	$4,341.4	$4,306.1	$4,117.8	3,852.9
Canada	359.0	286.2	233.7	255.5	238.2	236.0
United Kingdom	306.9	272.5	373.6	420.0	494.0	552.0
Australia	208.7	160.2	141.1	151.3	157.1	158.4
Other countries	475.5	417.2	469.8	502.5	493.5	480.8

Ongoing operations	$6,214.5	$5,677.7	$5,559.6	$5,635.4	$5,500.6	$5,280.1

(a)	See Note 17 for further information on business segments.
(b)	Net sales are attributed to countries based on location of customer.
(c)	Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in providing them on a timely basis with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company’s fiscal quarter ending December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company.

See the information under the caption “Election of Directors” contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on April 27, 2004 (to be filed not later than 120 days after the end of the Company’s fiscal year), which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under Item #4A of Part I hereof.

The Company’s Board of Directors has adopted a Code of Ethics for the CEO and Senior Financial Officers that applies to the Company’s chief executive officer, chief financial officer and principal accounting officer. The Code of Ethics for the CEO and Senior Financial Officers is available, free of charge, on the Company’s website, www.fortunebrands.com. A copy of this Code of Ethics for the CEO and Senior Financial Officers is also available and will be sent to shareholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

It em 11. Executive Compensation.

See the information up to but not including the subcaption “Report of the Compensation and Stock Option Committee on Executive Compensation” under the caption “Executive Compensation” contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on April 27, 2004 (to be filed not later than 120 days after the end of the Company’s fiscal year), which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,863,720	$41.75	10,210,614
Equity compensation plans not approved by security holders	0	N/A	0

Total	11,863,720	$41.75	10,210,614	(1)

(1)	53,364 shares and 9,935,750 shares remain available for issuance under the Company’s 1999 and 2003 Long-Term Incentive Plans, respectively, which allow for grants of stock options, performance stock awards, restricted stock awards and other stock-based awards. 157,500 shares remain available for issuance under the 2002 Non-Employee Directors stock option plan, which provides for grants of stock options, and 64,000 shares remain available for issuance under the Stock Plan for Non-Employee Directors, which provides for stock grants.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on April 27, 2004 (to be filed not later than 120 days after the end of the Company’s fiscal year), which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services

See the information under the caption “Independent Accountants’ Fees” in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on April 27, 2004 (to be file not later than 120 days after the end of the Company’s fiscal year), which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2003 and 2002 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001 contained in Item 8 hereof.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Auditors contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 89.

(3)	Exhibits

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(ii)b to our Quarterly Report on Form 10-Q dated November 12, 2003.

4a1.	Rights Agreement dated as of November 19, 1997 between the Company and First Chicago Trust Company of New York as Rights Agent is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated December 2, 1997.

4a2.	Amendment to the Rights Agreement dated as of December 24, 2002 between the Company and EquiServe, Inc. (a successor to First Chicago Trust Company of New York) as Rights Agent is incorporated herein by reference to Exhibit 4a2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

4b1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated June 27, 1989 maintained in Commission File No. 1-9076.

4b2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990 maintained in Commission File No. 1-9076.

4b3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991 maintained in Commission File No. 1-9076.

4c1.	Indenture dated as of April 15, 1999 between the Company and The Chase Manhattan Bank (“Chase”) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated December 10, 1999.

10a1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 11, 2002.*

10b1.	Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b2.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 11, 1997.*

10b3.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*

10c1.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2003.*

10d1.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 12, 1997.*

10d2.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 1998.*

10d3.	Amendment to Fortune Brands Inc. Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10d1 and 10d2 hereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10d4.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto constituting Exhibits 10d1, 10d2 and 10d3 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2001.*

10e1.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10f1.	Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 14, 2000.*

10g1.	Fortune Brands, Inc. Supplemental Plan, as Amended, is incorporated herein by reference to Exhibit 10g1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10g2.	Amendment to Fortune Brands, Inc. Supplemental Plan effective December 10, 2002 is incorporated herein by reference to Exhibit 10g2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10h1.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i1.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i2.	Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10j1.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10k1.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

1011.	Letter dated August 11, 1995 from the Company with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to our Quarterly Report on Form 10-Q dated November 9, 1995 maintained in Commission File No. 1-9076.*

10m1.	Form of Agreement between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m2.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by the Company with, Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10m3.	Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10ml hereto between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m3 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m4.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by the Company with Mark Hausberg and Mark A. Roche.*

10m5.	Amendment effective as of February 3, 2003 to the Agreement constituting Exhibit 10m1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10m6.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10n1.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the agreement constituting Exhibit 10m1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10o1.	Severance and Retirement Agreement dated as of January 1, 2000 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12, 2000.*

10o2.	Amendment dated February 3, 2003 to the Severance and Retirement Agreement constituting Exhibit 10o1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10p1.	Severance Agreement dated as of January 29, 1996 between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December 31, 2001.*

10p2.	Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p2 of our Form 10-K for the fiscal year ended December 31, 2001.*

10p3.	Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between the Company and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10p4.	Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto entered into by the Company with Mark A. Roche.*

10p5.	Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10p6.	Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by the Company with Mark Hausberg.*

10q1.	Severance Agreement dated as of August 1, 2003 between the Company and Christopher J. Klein is incorporated by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10r1.	Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 11, 2000.*

10s1.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10t1.	Five-Year Revolving Credit Agreement, dated as of July 12, 2001 among the Company and Fortune Brands Finance UK, plc as Borrowers, Chase as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2001.

10u1.	364-Day Revolving Credit Agreement, dated as of July 12, 2001 among the Company as Borrower, Chase as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2001.

10u2.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2003.

10v1.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001.

12.	Statement re computation of ratio of earnings to fixed charges.

21.	Subsidiaries of the Company.

23(i).	Consent of Independent Auditors, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated November 24, 2003, in respect of the completion of the Company’s acquisition of Therma-Tru Holdings, Inc. and the issuance of $600 million in debt securities (Items 2, 5 and 7).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS,INC. (The Company)

	By:	/s/ NORMAN H. WESLEY
Norman H. Wesley
Chairman of the Board and
Date: March 12, 2004		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	/s/ NORMAN H. WESLEY	/s/ GORDON R. LOHMAN *
	Norman H. Wesley, Chairman of the Board and Chief Executive Officer (principal executive officer) Date: March 12, 2004	Gordon R. Lohman, Director Date: March 12, 2004

	/s/ CRAIG P. OMTVEDT	/s/ EUGENE A. RENNA *
	Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer) Date: March 12, 2004	Eugene A. Renna, Director Date: March 12, 2004

	/s/ NADINE A. HEIDRICH	/s/ J. CHRISTOPHER REYES *
	Nadine A. Heidrich, Vice President and Corporate Controller (principal accounting officer) Date: March 12, 2004	J. Christopher Reyes, Director Date: March 12, 2004

	/s/ PATRICIA O. EWERS *	/s/ ANNE M. TATLOCK *
	Patricia O. Ewers, Director Date: March 12, 2004	Anne M. Tatlock, Director Date: March 12, 2004

	/s/ THOMAS C. HAYS *	/s/ DAVID M. THOMAS *
	Thomas C. Hays, Director Date: March 12, 2004	David M. Thomas, Director Date: March 12, 2004

	/s/ PIERRE E. LEROY *	/s/ PETER M. WILSON *
	Pierre E. Leroy, Director Date: March 12, 2004	Peter M. Wilson, Director Date: March 12, 2004

*By:	/s/ MARK A. ROCHE
Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2003, 2002 and 2001	Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense		Deductions		Balance @ End of Period
2003:
Allowance for cash discounts	$7.7	$67.1		$67.2	(1)	$7.6
		0.5	(3)	0.5	(5)
Allowance for returns	26.5	132.0		137.0	(1)	24.4
		3.3	(3)	0.4	(5)
Allowance for doubtful accounts	31.6	11.0		13.3	(2)	31.5
		1.2	(3)	(1.0	)(5)

	$65.8	$215.1		$217.4		$63.5

2002:
Allowance for cash discounts	$8.8	$70.7		$71.3	(1)	$7.7
				0.5	(5)
Allowance for returns	23.4	135.3		131.7	(1)	26.5
				0.5	(5)
Allowance for doubtful accounts	28.8	8.9		9.4	(2)	31.6
		3.6	(3)	0.3	(5)

	$61.0	$218.5		$213.7		$65.8

2001:
Allowance for cash discounts	$9.0	$71.4		$71.6	(1)	$8.8

Allowance for returns	20.4	198.2		194.3	(1)	23.4
				0.9	(5)
Allowance for doubtful accounts	30.5	11.8		12.4	(2)	28.8
				0.9	(4)
				0.2	(5)

	$59.9	$281.4		$280.3		$61.0

(1)	Cash discounts and returns allowed to customers.
(2)	Doubtful accounts written off, net of recoveries.
(3)	Balance at acquisition date of subsidiaries.
(4)	Balance at disposition date of subsidiaries.
(5)	Foreign exchange rate changes.

EXHIBIT INDEX

Exhibit		Sequentially Numbered Page

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(ii)b to our Quarterly Report on Form 10-Q dated November 12, 2003.

4a1.	Rights Agreement dated as of November 19, 1997 between the Company and First Chicago Trust Company of New York as Rights Agent is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated December 2, 1997.

4a2.	Amendment to the Rights Agreement dated as of December 24, 2002 between the Company and EquiServe, Inc. (a successor to First Chicago Trust Company of New York) as Rights Agent is incorporated herein by reference to Exhibit 4a2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

4b1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated June 27, 1989 maintained in Commission File No. 1-9076.

4b2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990 maintained in Commission File No. 1-9076.

4b3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991 maintained in Commission File No. 1-9076.

4c1.	Indenture dated as of April 15, 1999 between the Company and The Chase Manhattan Bank (“Chase”) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated December 10, 1999.

10a1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 11, 2002.*

10b1.	Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b2.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan constituting Exhibit 10b1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 11, 1997.*

10b3.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*

10c1.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is

1

incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2003.*

10d1.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 12, 1997.*

10d2.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 1998.*

10d3.	Amendment to Fortune Brands Inc. Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10d1 and 10d2 hereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10d4.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto constituting Exhibits 10d1, 10d2 and 10d3 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2001.*

10e1.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10f1.	Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 14, 2000.*

10g1.	Fortune Brands, Inc. Supplemental Plan, as Amended, is incorporated herein by reference to Exhibit 10g1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10g2.	Amendment to Fortune Brands, Inc. Supplemental Plan effective December 10, 2002 is incorporated herein by reference to Exhibit 10g2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10h1.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i1.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i2.	Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10j1.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 maintained in

2

Commission File No. 1-9076.*

10k1.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

1011.	Letter dated August 11, 1995 from the Company with respect to deferred payment of fees to Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to our Quarterly Report on Form 10-Q dated November 9, 1995 maintained in Commission File No. 1-9076.*

10m1.	Form of Agreement between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m2.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by the Company with, Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley.*

10m3.	Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10ml hereto between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m3 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m4.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by the Company with Mark Hausberg and Mark A. Roche.*

10m5.	Amendment effective as of February 3, 2003 to the Agreement constituting Exhibit 10m1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10m6.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10n1.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the agreement constituting Exhibit 10m1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10o1.	Severance and Retirement Agreement dated as of January 1, 2000 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12, 2000.*

10o2.	Amendment dated February 3, 2003 to the Severance and Retirement Agreement constituting Exhibit 10o1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10p1.	Severance Agreement dated as of January 29, 1996 between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December 31, 2001.*

10p2.	Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p2 of our Form 10-K for the fiscal year ended December 31, 2001.*

10p3.	Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between the Company and Craig P. Omtvedt is incorporated by reference to

3

Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10p4.	Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto entered into by the Company with Mark A. Roche.*

10p5.	Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10p6.	Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by the Company with Mark Hausberg.*

10q1.	Severance Agreement dated as of August 1, 2003 between the Company and Christopher J. Klein is incorporated by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10r1.	Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 11, 2000.*

10s1.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10t1.	Five-Year Revolving Credit Agreement, dated as of July 12, 2001 among the Company and Fortune Brands Finance UK, plc as Borrowers, Chase as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2001.

10u1.	364-Day Revolving Credit Agreement, dated as of July 12, 2001 among the Company as Borrower, Chase as Administrative Agent, Citibank, N.A. as Syndication Agent and 14 financial institutions as Lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2001.

10u2.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2003.

10v1.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001.

12.	Statement re computation of ratio of earnings to fixed charges.

21.	Subsidiaries of the Company.

23(i).	Consent of Independent Auditors, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

4

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

5