Form 10-Q
period 2004-03-31
FORTUNE BRANDS INC
filed 2004-05-05
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission file number 1-9076

FORTUNE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-3295276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock, par value $3.125 per share, at April 30, 2004 was 146,248,459 shares.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$152.1	$104.6
Accounts receivable, net	1,048.9	973.4
Inventories
Bulk whiskey	237.7	231.4
Other raw materials, supplies and work in process	285.8	281.2
Finished products	444.2	443.6

	967.7	956.2
Other current assets	276.7	247.4

Total current assets	2,445.4	2,281.6
Property, plant and equipment, net	1,347.9	1,358.9
Goodwill resulting from business acquisitions, net	1,978.5	2,439.5
Other intangible assets resulting from business acquisitions, net	1,367.0	889.1
Other assets	460.9	475.8

Total assets	$7,599.7	$7,444.9

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$32.1	$24.1
Commercial paper	616.3	506.3
Current portion of long-term debt	200.5	200.5
Accounts payable	343.9	316.4
Accrued taxes	405.5	342.6
Accrued customer programs	146.8	184.6
Accrued salaries, wages and other compensation	109.2	166.3
Accrued expenses and other liabilities	359.4	392.7

Total current liabilities	2,213.7	2,133.5

Long-term debt	1,245.0	1,242.6
Deferred income	166.5	173.3
Postretirement and other liabilities	811.7	806.5

Total liabilities	4,436.9	4,355.9

Minority interest in consolidated subsidiaries	369.7	369.5

Stockholders’ equity
$2.67 Convertible Preferred stock - redeemable at Company’s option	7.4	7.5
Common stock, par value $3.125 per share, 229.6 million shares issued	717.4	717.4
Paid-in capital	136.1	126.7
Accumulated other comprehensive loss	(96.6)	(106.2)
Retained earnings	5,037.8	4,942.2
Treasury stock, at cost	(3,009.0)	(2,968.1)

Total stockholders’ equity	2,793.1	2,719.5

Total liabilities and stockholders’ equity	$7,599.7	$7,444.9

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

for the Three Months Ended March 31, 2004 and 2003

(In millions, except per share amounts)

(Unaudited)

	2004	2003
Net sales	$1,707.8	$1,392.1
Cost of products sold	941.8	770.7
Excise taxes on spirits and wine	78.5	70.5
Advertising, selling, general and administrative expenses	444.1	371.4
Amortization of intangibles	11.1	4.8
Restructuring charges	2.7	2.1

Operating income	229.6	172.6

Interest and related expenses	21.7	18.2
Other income, net	(19.0)	(8.9)

Income before income taxes and minority interests	226.9	163.3
Income taxes	82.5	59.5
Minority interests	4.7	4.3

Net income	$139.7	$99.5

Earnings per common share
Basic	$0.95	$0.68

Diluted	$0.92	$0.66

Dividends paid per common share	$0.30	$0.27

Average number of common shares outstanding
Basic	146.3	146.2

Diluted	151.2	150.2

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

for the Three Months Ended March 31, 2004 and 2003

(In millions)

(Unaudited)

	2004	2003
Operating activities
Net income	$139.7	$99.5
Restructuring charges	1.2	1.7
Depreciation and amortization	59.6	46.0
Deferred income taxes	9.2	36.4
Increase in accounts receivable	(69.7)	(46.1)
Increase in inventories	(10.8)	(17.4)
Decrease in accounts payable, accrued expenses and other liabilities	(110.3)	(83.1)
Increase in accrued taxes	63.1	27.5
Tax benefit on exercise of stock options	11.7	0.6
Other operating activities, net	(9.8)	(16.3)

Net cash provided from operating activities	83.9	48.8

Investing activities
Additions to property, plant and equipment	(52.1)	(31.3)
Proceeds from the disposition of property, plant and equipment	2.3	2.9

Net cash used by investing activities	(49.8)	(28.4)

Financing activities
Increase in short-term debt, net	117.9	215.2
Dividends paid to stockholders	(44.1)	(39.7)
Repayment of long-term debt	(0.2)	—
Cash purchases of common stock for treasury	(67.9)	(90.3)
Proceeds received from exercise of stock options	23.6	5.7
Other financing activities, net	(17.4)	(24.9)

Net cash provided by financing activities	11.9	66.0

Effect of foreign exchange rate changes on cash	1.5	1.9

Net increase in cash and cash equivalents	47.5	88.3
Cash and cash equivalents at beginning of period	104.6	15.4

Cash and cash equivalents at end of period	$152.1	$103.7

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the Three Months Ended March 31, 2004 and 2003

(In millions except per share amounts)

(Unaudited)

	$2.67 Convertible preferred stock	Common stock	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock, at cost	Total
Balance at December 31, 2002	$7.9	$717.4	$116.0	$(177.6)	$4,529.9	$(2,880.4)	$2,313.2
Comprehensive income
Net income	—	—	—	—	99.5	—	99.5
Changes during the period	—	—	—	19.6	—	—	19.6

Total comprehensive income	—	—	—	19.6	99.5	—	119.1

Dividends ($0.27 per share)	—	—	—	—	(39.7)	—	(39.7)
Purchases (0.7 shares)	—	—	—	—	—	(86.6)	(86.6)
Tax benefit on exercise of stock options	—	—	0.6	—	—	—	0.6
Conversion of preferred stock (0.2 shares) and delivery of stock plan shares	(0.1)	—	(1.4)	—	—	8.1	6.6

Balance at March 31, 2003	$7.8	$717.4	$115.2	$(158.0)	$4,589.7	$(2,958.9)	$2,313.2

Balance at December 31, 2003	$7.5	$717.4	$126.7	$(106.2)	$4,942.2	$(2,968.1)	$2,719.5
Comprehensive income
Net income	—	—	—	—	139.7	—	139.7
Changes during the period	—	—	—	9.6	—	—	9.6

Total comprehensive income	—	—	—	9.6	139.7	—	149.3

Dividends ($0.30 per share)	—	—	—	—	(44.1)	—	(44.1)
Purchases (1.0 shares)	—	—	—	—	—	(69.1)	(69.1)
Tax benefit on exercise of stock options	—	—	11.7	—	—	—	11.7
Conversion of preferred stock (0.8 shares) and delivery of stock plan shares	(0.1)	—	(2.3)	—	—	28.2	25.8

Balance at March 31, 2004	$7.4	$717.4	$136.1	$(96.6)	$5,037.8	$(3,009.0)	$2,793.1

See Notes to Condensed Consolidated Financial Statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The condensed consolidated balance sheet as of March 31, 2004, the related condensed consolidated statements of income for the three-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments included restructuring and restructuring-related charges in 2004 and 2003. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes incorporated by reference in its 2003 Annual Report on Form 10-K.

2.	Stock-Based Compensation

The Company uses stock options and performance awards to compensate key employees of the Company. The Company had awards outstanding under three Long-Term Incentive Plans (the “Plans”) as of March 31, 2004. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. Grants under the 1999 Long-Term Incentive Plan may be made on or before December 31, 2004 for up to 12 million shares of common stock. No new stock-based awards can be made under the 1990 Long-Term Incentive Plan, but there are existing awards that continue to be exercisable.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Concluded)

Stock options have exercise prices equal to the fair values at the dates of grant. Options generally may not be exercised prior to one year after the date of grant or more than ten years from the date of grant. Options issued since November 1998 generally vest one-third each year over a three-year period after the date of grant. Performance awards are currently amortized into expense over the three-year vesting period, and are generally paid in stock but can be paid in cash if individual stock ownership guidelines are met.

The Company has elected to apply the accounting provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” for the stock option portion of stock-based compensation and to disclose pro forma net income and earnings per share required under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” If compensation cost for the Company’s stock-based compensation was determined based on the fair value at the grant dates for awards under the Plans, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense on a straight-line basis over the vesting period, the Company’s pro-forma net income and earnings per share would have been as indicated below for the three months ended March 31, 2004 and 2003.

Three Months Ended March 31,

(In millions, except per share amounts)

	2004	2003
Net income – as reported	$139.7	$99.5
Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	2.8	1.6

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(9.0)	(7.0)

Pro forma net income	$133.5	$94.1

Earnings per Common share
Basic – as reported	$0.95	$0.68
Basic – pro forma	$0.91	$0.64

Diluted – as reported	$0.92	$0.66
Diluted – pro forma	$0.88	$0.63

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Accounting Changes

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, which did not have an impact on the Company’s results or financial position, was effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify certain provisions of FIN 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R or FIN 46 was required in financial statements of public entities that have interests in structures that are special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R in January 2004 did not have an impact on the Company’s results or financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In November 2003, the FASB issued Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150 (FAS 150), ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.’” FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FSP 150-3 deferred the effective date for certain mandatorily redeemable noncontrolling interests indefinitely pending further FASB action. The initial adoption of FAS 150 did not have an impact on the Company’s results or financial position. The Company will evaluate the impact of any additional requirements of this standard when it is finalized.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Accounting Changes (Concluded)

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In March 2004, the FASB issued proposed FASB Staff Position No. 106-b (FSP FAS 106-b), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-b provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Act”). FSP FAS 106-b is a follow-up to FSP FAS 106-1, issued in January 2004, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effect of the Medicare Prescription Act pending the FASB’s consideration of the underlying accounting issues. In December 2003, the Company elected to defer accounting for the effects of the Medicare Prescription Act pursuant to FSP FAS 106-1. The quarter ending March 31, 2004 was the first period in which the plan’s accounting for the effects of the Medicare Prescription Act normally would have been reflected in the financial statements. FSP FAS 106-b is effective for periods beginning after June 15, 2004. As a result, the accompanying financial statements and notes do not reflect the effects of the Medicare Prescription Act. The Company is evaluating the impact of the Medicare Prescription Act and does not believe that it will have a material impact on the Company’s results or financial position.

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

As a result of the acquisition of Therma-Tru, identifiable intangibles were recognized and valued, resulting in identifiable intangibles and goodwill of $488.1 million and $470.1 million, respectively. Identifiable intangibles of $488.1 million consisted of $234.2 million of indefinite-lived tradenames, $178.5 million of customer relationship intangibles and $75.4 million of patents/proprietary technology intangibles. Patents/proprietary technology and customer relationship intangibles will be amortized over a useful life of 15 years.

In December 2003, the Spirits and Wine business obtained an extension of the rights to manufacture and distribute Gilbey’s gin and vodka for an additional 20 years, extending the license agreement to 2027, and acquired trademark rights in California to Kamchatka vodka. In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of premium and ultra-premium wines. In June 2003, the Home and Hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In addition, in April 2003, the Home and Hardware business acquired American Lock Company, the largest U.S.-based manufacturer of solid body commercial padlocks. The aggregate cost of these acquisitions was $123.7 million. The cost exceeded the estimated fair value of net assets acquired by approximately $90 million. The businesses acquired have been included in consolidated results from the date of acquisition.

In April 2003, the Spirits and Wine business returned a portion of invested capital ($304.1 million) to its shareholders, V&S Vin & Sprit AB and the Company. This return of capital was related to the disposition of Jim Beam Brands Worldwide, Inc.’s U.K.-based Scotch whisky business in 2001.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangibles

The Company carries finite-lived identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance in terms of geographic markets, volumes and prices, as well as plans for ongoing tradename support over the estimated useful lives, and other relevant factors that may impact the remaining useful lives of the tradenames. The gross carrying value and accumulated amortization of the Company’s amortizable intangible assets were $713.9 million and $142.5 million, respectively, as of March 31, 2004, compared to $545.1 million and $152.6 million, respectively, as of December 31, 2003. The change was principally due to finalization of the accounting for the Therma-Tru acquisition.

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2004 are as follows:

	As of March 31, 2004
(In millions)	Gross Carrying Amounts	Accumulated Amortization
Amortizable intangible assets
Tradenames	$376.3	$(125.0)
Customer Relationships	252.0	(15.3)
Patents/proprietary technology	75.4	(2.1)
Licenses and other	10.2	(0.1)

Total	$713.9	$(142.5)
Unamortizable intangible assets
Tradenames	913.1	(117.5	)(1)

(1)	Accumulated amortization prior to the adoption of FAS 141

The Company’s intangible amortization was $11.1 million and $4.8 million for the three months ended March 31, 2004 and 2003, respectively. The increase was due to amortization of identifiable intangibles associated with the 2003 acquisitions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangibles (Concluded)

In addition to these identifiable intangibles, the Company also had net goodwill of approximately $2.0 billion as of March 31, 2004 and indefinite-lived intangibles, principally tradenames, of $795.6 million as of March 31, 2004. The change in goodwill during the three months ended March 31, 2004 of $464.2 million was principally attributable to purchase accounting adjustments for 2003 acquisitions and foreign currency fluctuations.

6.	Information on Business Segments

Net sales for the three months ended March 31, 2004 and 2003 by segment are as follows:

	Net Sales
(In millions)	2004	2003
Home and Hardware	$821.5	$620.6
Spirits and Wine	276.5	239.2
Golf	338.9	282.4
Office	270.9	249.9

	$1,707.8	$1,392.1

Operating income for the three months ended March 31, 2004 and 2003 by segment are as follows:

	Operating Income
(In millions)	2004	2003
Home and Hardware	$113.7	$88.3
Spirits and Wine	66.8	57.9
Golf	51.0	32.7
Office	16.0	8.0

Less:
Corporate expenses	17.9	14.3

	$229.6	$172.6

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Earnings Per Share

The computation of basic and diluted earnings per common share for “Net income” is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income	$139.7	$99.5
Less: Preferred stock dividends	0.2	0.2

Income available to common stockholders – basic	139.5	99.3
Convertible Preferred stock dividend requirements	0.2	0.2

Income available to common stockholders – diluted	$139.7	$99.5

Weighted average number of common shares outstanding – basic	146.3	146.2
Conversion of Convertible Preferred stock	1.5	1.6
Exercise of stock options	3.4	2.4

Weighted average number of common shares outstanding – diluted	151.2	150.2

Earnings per common share
Basic	$0.95	$0.68

Diluted	$0.92	$0.66

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2004 and 2003 are as follows:

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Service cost	$8.1	$7.9	$0.8	$0.8
Interest cost	14.4	13.8	2.6	2.4
Expected return on plan assets	(17.7)	(15.6)	—	—
Amortization of prior service cost	0.9	0.9	0.3	(0.1)
Amortization of net (gain) loss	2.8	1.3	—	(0.1)

Net periodic benefit cost	$8.5	$8.3	$3.7	$3.0

9.	Guarantees and Commitments

As of March 31, 2004, the Company had third-party guarantees totaling approximately $77 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), the Company’s Spirits and Wine business’s international sales and distribution joint venture. The Company is required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In 2003, the Company renewed its guarantee of Maxxium’s credit facilities. The renewal resulted in an extension of the expiration date of the credit facility’s committed portion from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company recorded a liability of approximately $2 million as of March 31, 2004 to reflect the fair value of the guarantees to Maxxium (through a reduction in the credit facility’s interest rate).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Guarantees and Commitments (Concluded)

The Company has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities related to various representations typically included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The duration of the indemnities varies, and in some cases is indefinite. As these indemnities were entered into prior to December 31, 2002, we have not recorded any liability for these indemnities in the consolidated financial statements. The Company has not made any indemnity payments that were material to the Company’s financial position or results of operations for any quarter. Furthermore, the Company does not expect that any sums it may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2004 or in subsequent periods.

10.	Product Warranties

The Company generally records warranty expense at the time of sale. The Company offers its customers various warranty terms based upon the type of product that is sold.

The following table summarizes the activity related to the Company’s product warranty liability during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(In millions)	2004	2003
Reserve balance at the beginning of the year	$(12.9)	$(9.2)
Provision for warranties issued	(7.7)	(7.8)
Settlements made (in cash or in kind)	6.7	5.6

Reserve balance	$(13.9)	$(11.4)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Restructuring and Restructuring-Related Charges

Restructuring Charges

In April 2001, the Company announced that as a result of its evaluation of strategic options for its Office business, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. In conjunction with this restructuring program, during the three months ended March 31, 2004, the Company’s Office business recorded charges associated with consolidation of manufacturing and distribution facilities and employee terminations.

In addition, the Company’s Home and Hardware business recorded charges associated with the consolidation of Waterloo’s manufacturing facilities from four to three, as follows:

	Restructuring Charges Three Months Ended March 31,
(In millions)	2004	2003
Home and Hardware	$0.1	$—
Office	2.6	2.1

	$2.7	$2.1

The Home and Hardware charges relate to employee termination costs.

The Office charges principally relate to employment termination costs and asset write-offs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Restructuring and Restructuring-Related Charges (Continued)

Reconciliation of Restructuring Liability

Pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the following table represents the reconciliation of the restructuring charges and supplemental information for actions initiated after December 31, 2002.

(In millions)	Balance at 12/31/03	2004 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at 3/31/04
Employment termination costs	$1.3	$1.6	$(2.2)	$—	$0.7
International distribution and lease agreements	1.0	—	—	—	1.0
Loss on disposal of assets	0.3	1.1	1.0 (1)	(2.2)	0.2

	$2.6	$2.7	$(1.2)	$(2.2)	$1.9

(1)	Cash expenditures are positive due to proceeds from the disposal of assets.

The Company expects that substantially all remaining cash expenditures will be made by December 31, 2004.

The Office business expects to record additional 2004 after-tax restructuring and restructuring-related charges of $13 to $17 million ($20 to $25 million pre tax), completing the final phase of its restructuring program.

The Home and Hardware business expects to record additional after-tax restructuring and restructuring-related charges of $7 to $9 million ($10 to $15 million pre tax) over the next nine months.

In addition, the Golf business expects to record after-tax restructuring and restructuring-related charges of approximately $3 million ($5 million pre tax) over the next nine months.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Restructuring and Restructuring-Related Charges (Continued)

The following table represents the reconciliation of the restructuring liability, as of March 31, 2004, for restructuring charges recognized prior to January 1, 2003 pursuant to Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”:

(In millions)	Balance at 12/31/03	Cash Expenditures	Balance at 3/31/04
Employment termination costs (1)	$1.6	$(0.6)	$1.0
International distribution and lease agreements	3.2	(0.1)	3.1
Loss on disposal of assets	0.7	(0.1)	0.6

	$5.5	$(0.8)	$4.7

(1)	Of the planned downsizing of 2,065 positions, 1,947 reductions had been implemented as of March 31, 2004. The employee groups affected by these restructuring actions were in the Office business and include plant and administrative hourly and salaried employees.

The Company expects that all remaining cash expenditures will be made by December 31, 2004.

Restructuring-Related Charges

During the three months ended March 31, 2004 and 2003, the Company recorded pre-tax restructuring-related charges as follows:

	Restructuring-Related Charges Three Months Ended March 31,
	2004			2003
(In millions)	Cost of Sales Charges	SG&A Charges	Total	Cost of Sales Charges	SG&A Charges	Total
Home and Hardware	$0.3	$—	$0.3	$—	$—	$—
Golf	2.1	—	2.1	—	—	—
Office	1.8	1.3	3.1	4.3	0.1	4.4

	$4.2	$1.3	$5.5	$4.3	$0.1	$4.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Restructuring and Restructuring-Related Charges (Concluded)

The Home and Hardware restructuring-related charges include costs associated with the consolidation of Waterloo’s manufacturing facilities.

The Golf restructuring-related charges include the consolidation of golf ball manufacturing.

The Office restructuring-related charges include charges related to operating expense reduction initiatives.

12.	Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

(In millions)	Foreign currency adjustments	Minimum pension liability adjustment	Accumulated other comprehensive loss
Balance at December 31, 2002	$(92.5)	$(85.1)	$(177.6)
Changes in three months	19.6	—	19.6

Balance at March 31, 2003	$(72.9)	$(85.1)	$(158.0)

Balance at December 31, 2003	$(16.5)	$(89.7)	$(106.2)
Changes in three months	9.6	—	9.6

Balance at March 31, 2004	$(6.9)	$(89.7)	$(96.6)

Included in the foreign currency adjustments balance at March 31, 2004 is a deferred loss of $3.8 million related to the hedging of anticipated transactions denominated in foreign currencies.

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

Other Litigation

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, has been named as a defendant in approximately 150 cases claiming personal injury from asbestos. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Management believes it has meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company. These actions are being vigorously contested.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2004 and March 31, 2003, and the condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2004 and March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein), and in our report dated January 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Chicago, Illinois 60606

April 21, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORTUNE BRANDS, INC. AND SUBSIDIARIES

Results of Operations for the Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

	Net Sales
	2004	2003
	(In millions)
Home and Hardware	$821.5	$620.6
Spirits and Wine	276.5	239.2
Golf	338.9	282.4
Office	270.9	249.9

	$1,707.8	$1,392.1

	Operating Income
	2004	2003
	(In millions)
Home and Hardware	$113.7	$88.3
Spirits and Wine	66.8	57.9
Golf	51.0	32.7
Office	16.0	8.0
Less:
Corporate expenses	17.9	14.3

	$229.6	$172.6

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, golf equipment and office products. We earn profits and generate cash by building our leading consumer brands to grow sales. We attempt to do this by developing new products, increasing demand with effective marketing campaigns, and expanding our market share by developing and expanding customer relationships. We also seek to increase profits by improving operations to enhance productivity and cost structures. While our first priority is internal growth, we also strive to achieve higher growth and higher returns through acquisitions, dispositions and joint ventures. Finally, we aim to enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

FIRST QUARTER 2004 COMPARED TO 2003

The Company’s first quarter sales increased 23% on growth in the Home & Hardware, Spirits & Wine and Golf businesses driven by successful new products and expanded customer relationships, the benefit of 2003 acquisitions and favorable foreign exchange. Net income increased 40% on strong sales performance, supply-chain efficiencies, the sustained profit recovery in the Office business, the benefit of acquisitions and favorable foreign exchange.

The Company’s operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales increased $315.7 million, or 23%, to $1.7 billion. Sales benefited from:

•	newly introduced products and line extensions in the Golf, Home & Hardware and Office businesses ($131 million in total),

•	the acquisitions of Therma-Tru, Capital Cabinet, American Lock and Wild Horse Winery ($110 million in aggregate),

•	increased volume of pre-existing products ($54 million), particularly in the Home & Hardware business, and

•	favorable foreign exchange ($48 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Cost of products sold

Cost of products sold increased $171.1 million, or 22%, on the higher net sales, as well as improved product mix, partly offset by productivity improvements, particularly in our Home & Hardware and Office businesses.

Excise taxes on spirits and wine

Excise taxes on spirits and wine increased $8.0 million, or 11%, due to higher sales volume in the U.S.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $72.7 million, or 20% as a result of acquisitions and higher sales, as well as increased advertising and marketing expenditures, partially offset by cost savings achieved as a result of our restructuring programs and other cost containment initiatives, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $6.3 million to $11.1 million primarily due to amortization of identifiable intangibles associated with the 2003 acquisitions.

Restructuring charges

For the three months ended March 31, 2004, we recorded pre-tax restructuring charges of $2.7 million ($1.8 million after tax). The charges principally related to the consolidation of manufacturing facilities and employee termination costs, largely in the Office business.

For the three months ended March 31, 2003, we recorded pre-tax restructuring charges of $2.1 million ($1.4 million after tax). The charges principally related to asset write-offs and employee termination costs in the Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Interest and related expenses

Interest and related expenses increased $3.5 million, or 19% for the three months ended March 31, 2004 as compared to the prior year period primarily due to interest associated with the 2003 acquisitions.

Other income, net

Other income, net increased $10.1 million to $19.0 million primarily due to a $12.0 million gain ($7.0 million after tax) recorded as a result of insurance proceeds related to a Jim Beam warehouse fire in 2003.

Income taxes

Income taxes increased $23.0 million, or 39%, to $82.5 million due to higher income before income taxes. The reported effective income tax rate for the three months ended March 31, 2004 and March 31, 2003 were both 36.4%.

The IRS is conducting its routine review of the 1997-2001 tax years and our current expectation is that it will be completed in the second half of the year given the IRS’s decision to proceed on a fast-track. There are a number of complex tax items related to these years, including the spin-off of Gallaher in 1997. We believe that we have appropriate levels of reserves applicable to these tax years. Favorable resolution of the audit could result in reserve reversals that would further benefit earnings in 2004.

Net income

Net income of $139.7 million, or $0.95 basic and $0.92 diluted per share, for the three months ended March 31, 2004 compared with net income of $99.5 million, or $0.68 basic and $0.66 diluted, for the three months ended March 31, 2003. The increase in net income of $40.2 million, or 40%, was due to strong sales performance, supply chain efficiencies, sustained profit recovery in the Office business, a gain from insurance proceeds related to the fire that destroyed a Jim Beam warehouse in 2003 ($7 million), favorable foreign exchange ($6 million), and the benefit of acquisitions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, which did not have an impact on the Company’s results or financial position, was effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify certain provisions of FIN 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R or FIN 46 was required in financial statements of public entities that have interests in structures that are special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R in January 2004 did not have an impact on the Company’s results or financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In November 2003, the FASB issued Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150 (FAS 150), ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.’” FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FSP 150-3 deferred the effective date for certain mandatorily redeemable noncontrolling interests indefinitely pending further FASB action. The initial adoption of FAS 150 did not have an impact on the Company’s results or financial position. The Company will evaluate the impact of any additional requirements of this standard when it is finalized.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In March 2004, the FASB issued proposed FASB Staff Position No. 106-b (FSP FAS 106-b), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-b provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Act”). FSP FAS 106-b is a follow-up to FSP FAS 106-1, issued in January 2004, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effect of the Medicare Prescription Act pending the FASB’s consideration of the underlying accounting issues. In December 2003, the Company elected to defer accounting for the effects of the Medicare Prescription Act pursuant to FSP FAS

106-1. The quarter ending March 31, 2004 was the first period in which the plan’s accounting for the effects of the Medicare Prescription Act normally would have been reflected in financial statements. FSP FAS 106-b is effective for periods beginning after June 15, 2004. As a result, the accompanying financial statements and notes do not reflect the effects of the Medicare Prescription Act. The Company is evaluating the impact of the Medicare Prescription Act and does not believe that it will have a material impact on the Company’s results or financial position.

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

Our December 2002 review of the economic assumptions underlying our pension expense led to a reduction of our weighted-average discount rate from 7.0% to 6.6% for 2003. Our weighted-average expected return on plan assets remained unchanged at 8.3%. Our December 2003 review of the economic assumptions led to a reduction in our weighted-average discount rate from 6.6% to 6.1%. The weighted-average expected rate of return remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The most recent revision to the weighted-average discount rate will result in an increase to our pension expense of approximately $5 million in 2004.

In 2004, we expect to make cash contributions of approximately $50 to $75 million to fund existing pension liabilities for our defined-benefit plans.

Home and Hardware

Net sales increased $200.9 million, or 32%, to $821.5 million. The increase was attributable to the acquisitions of Therma-Tru, Capital Cabinet and American Lock, strong volume growth benefiting from line extensions ($90 million in total) and favorable foreign exchange ($5 million).

Operating income increased $25.4 million, or 29%, to $113.7 million on the benefit of acquisitions, higher sales and productivity improvements, partially offset by start-up costs to add cabinet capacity and higher operating expenses to support sales growth and new products.

Our Home and Hardware business has started to experience increases in commodity costs, particularly in steel and particleboard. The Company expects that targeted price increases and supply chain efficiencies will help offset these factors.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Home and Hardware (Concluded)

In October 2003, Waterloo announced plans to consolidate its manufacturing from four facilities into three. Related to that action, in the three-months ended March 31, 2004, we recorded $0.2 million in after-tax restructuring and restructuring-related charges ($0.4 million pre tax). We expect our Home and Hardware business will record additional after-tax restructuring and restructuring-related charges of $7 to $9 million ($10 to $15 million pre tax) over the next nine months.

Management expects that our Home and Hardware business will continue to benefit from strong demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential door systems. These trends include factors such as growth in the number of U.S. households, increases in household wealth and aging of the housing stock.

Our Home and Hardware business may be impacted by long-term U.S. economic conditions, including mortgage interest rates, and their potential impact on the U.S. housing and remodeling markets. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base. Such consolidation may also present opportunities for our business.

Spirits and Wine

Net sales increased $37.3 million, or 16%, to $276.5 million principally on higher U.S. sales. In addition, sales benefited from favorable foreign exchange ($10 million), strong growth in ready-to-drink Jim Beam products in Australia, higher pricing for Jim Beam bourbon and mid-tier brands, continued growth in super-premium spirits, and the acquisition of Wild Horse Winery. U.S. sales also benefited from distributor buy-in in advance of price increases on mid-tier and regional brands.

Operating income increased $8.9 million, or 15%, to $66.8 million on the higher sales and favorable foreign exchange, partly offset by increased brand and selling investment.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Spirits and Wine (Concluded)

Management expects that our Spirits and Wine business will benefit from growth in the premium and super-premium spirits market on which it has focused its product development and marketing activities. Factors that could adversely affect results include the possibility of federal excise and state tax increases, increased regulation, class actions and/or other litigation, and pricing activities on key brands. In addition, the spirits and wine industry could be impacted by further consolidation of suppliers, distributors and retailers.

Golf

Net sales increased $56.5 million, or 20%, to $338.9 million. The increase was attributable to 2003 share gains driven by the introduction of successful new golf club and golf ball products and line extensions ($41 million in total), as well as favorable foreign exchange ($13 million) and favorable product mix.

Operating income increased $18.3 million, or 56%, to $51.0 million on higher sales, the timing of brand spending and favorable foreign exchange.

In April 2003, our Golf business announced plans to consolidate its three golf ball manufacturing facilities into its two newest production facilities. We believe this consolidation will create manufacturing efficiencies while preserving capacity to meet expected demand. Related to this consolidation, in the three-months ended March 31, 2004, we recorded $1.3 million in after-tax restructuring and restructuring-related charges ($2.1 million pre tax). We expect to record additional after-tax restructuring and restructuring-related charges of approximately $3 million ($5 million pre tax) to complete restructuring activities in 2004.

The U.S. golf industry is highly competitive. Even though new competitors have entered the category in recent years, the Company’s golf business has significantly grown sales, market share and profit. The underlying market is also impacted by various factors that affect rounds of play, including economic conditions, weather conditions, and destination travel and corporate spending. Rounds of play in the U.S. have decreased over the past four years, though they have increased over the past five months. The future success of the Company’s golf business will depend upon continued strong innovation and marketing across its product categories.

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

Office

Net sales increased $21.0 million, or 8%, to $270.9 million. The increase was principally related to favorable foreign exchange ($20 million) and higher sales in the U.S. ($4 million).

Operating income increased $8.0 million, or 100%, to $16.0 million on the benefit of the business’s ongoing repositioning program, including successful cost reduction initiatives and favorable foreign exchange.

The office products industry is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Continued customer consolidation and share growth of private-label products are increasing pricing pressures, which may adversely affect margins for our office products group and its competitors.

Since 2001, we have been repositioning and restructuring the Office business to improve both financial results and the long-term value of the business. Under this plan, our Office business has significantly realigned and streamlined its worldwide operations, intensified its focus on growing profitable core product categories, and reduced overhead expenses and excess capacity. Related to the final phase of our Office repositioning, during the three-months ended March 31, 2004, we recorded total after-tax restructuring and restructuring-related charges of $3.8 million ($5.7 million pre tax).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Office (Concluded)

We expect to record additional after-tax charges of $13 to $17 million ($20 to $25 million pre tax) to complete this final phase in 2004. Once completed, this restructuring program will have reduced the business’ manufacturing and distribution square footage by approximately forty percent, providing significant cost savings. These actions have also generated significant working capital improvements. The overall office products repositioning program will continue to be self-funding within the Office business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities of $83.9 million for the three months ended March 31, 2004 compared with $48.8 million for the same three-month period last year. The increase was principally related to higher net income in 2004.

Net cash used by investing activities for the three months ended March 31, 2004 was $49.8 million, compared with $28.4 million in the same three-month period last year. The higher net cash used by investing activities was attributable to the capital expenditures to increase cabinet capacity and realign golf ball manufacturing, as well as spending for companies acquired in 2003.

Net cash provided by financing activities for the three months ended March 31, 2004 was $11.9 million, compared with $66.0 million in the same three-month period last year. The lower cash provided by financing activities was attributable to a decrease in short-term debt requirements.

Total debt increased $120.4 million during the three-month period ended March 31, 2004 to $2.1 billion. This increase was primarily related to share repurchases and capital spending. The ratio of total debt to total capital increased to 39.8% at March 31, 2004 from 39.0% at December 31, 2003.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At March 31, 2004, $400 million of debt securities were available for public sale under our shelf registration with the Securities and Exchange Commission (SEC). On March 23, 2004, we filed a shelf registration statement with the SEC on Form S-3 for the sale of up to $1.6 billion in debt and equity securities, and to amend our outstanding registration statement on Form S-3 to allow for the sale of $400 million in debt or equity securities. The March 23, 2004 registration statement is not yet effective.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

Guarantees and Commitments:

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, total approximately $77 million as of March 31, 2004. We are required to perform under these guarantees in the event that the guaranteed party fails to make contractual payments. In the third quarter of 2003, we renewed our guarantee of Maxxium’s credit facility. The renewal resulted in an extension of the expiration date of the credit facility’s committed portion from November 14, 2003 to June 13, 2006. Because the guarantee of Maxxium debt was modified after the effective date of FIN 45, the Company is required to record a liability of approximately $2 million as of March 31, 2004 to reflect the fair value of the guarantee to Maxxium (through a reduction in the credit facility’s interest rate).

In addition, as a part of the formation of the Future Brands LLC joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At March 31, 2004, JBBCo. did not have any outstanding obligations as a result of this arrangement.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

Indemnification Contracts:

We have provided certain indemnities pursuant to which we may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestiture agreements such as environmental, tax, product liability, employee liability and other contingencies depending on the transaction. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the duration is indefinite. We have not recorded any liability for these indemnities in the consolidated financial statements.

We have not made any payments related to indemnity obligations that were material to the Company’s financial position or results of operations for any quarter. Furthermore, we do not expect that any sums we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2004 or in subsequent periods.

In addition, we have issued surety bonds of approximately $23 million primarily to support customs and excise tax obligations.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, returns on pension assets, competitive product and pricing pressures, trade customer consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home and hardware and golf products businesses, expenses and disruptions related to shifts in manufacturing to different locations and sources, changes in commodity costs, the impact of weak conditions in the leisure travel industry on our golf and spirits and wine businesses, the performance of newly acquired businesses as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2003.

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

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company’s fiscal quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Individual Cases

On May 1, 2004, there were approximately 26 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with approximately 26 such cases as of February 17, 2004 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Class Actions

As of May 1, 2004, there were approximately six purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with approximately six such cases on February 17, 2004, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Health Care Cost Recovery Actions

As of May 1, 2004, there was approximately one health care cost recovery action pending in which Registrant had been named as one of the defendants, compared with one such case as of February 17, 2004, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Reference is made to Note 13, “Pending Litigation” in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Below are the repurchases of common stock by the Company for the three months ended March 31, 2004:

Three Months Ended March 31, 2004	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Maximum number of shares that may yet be purchased under the programs(1)
January 1-31	212,500	$68.97	212,500	6,938,300
February 1-29	312,500	70.67	312,500	—
March 1-31	441,800	73.35	441,800	9,558,200

Total	966,800	$71.52	966,800	9,558,200

(1)	The 525,000 shares purchased by the Company between January 1, 2004 and February 29, 2004 were acquired in open market transactions pursuant to our annual share repurchase program approved by the Company’s Board of Directors on February 25, 2003. This share repurchase program authorized the purchase of up to 5,000,000 shares of Company common stock between March 1, 2003 and February 29, 2004. In addition under this program, the Board of Directors granted authority to the Board’s Executive Committee to authorize the purchase of an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 29, 2004.

The 441,800 shares purchased by the Company between March 1, 2004 and March 31, 2004 were acquired in open market transactions pursuant to a similar share repurchase program that was approved by the Company’s Board of Directors on February 24, 2004 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program approved on February 24, 2004 authorized the Company’s management to purchase up to 5,000,000 shares from March 1, 2004 to February 28, 2005. The Board of Directors on February 24, 2004 also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2005 to the extent the Executive Committee determines it appropriate.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10a1.	Amendment to 2003 Long-Term Incentive Plan.*

12.	Statement re computation of ratio of earnings to fixed charges.

15.	Letter from PricewaterhouseCoopers LLP dated April 21, 2004 re unaudited financial information.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

Registrant filed a Current Report on Form 8-K, dated February 24, 2004, announcing the approval of a new annual share repurchase program by the Registrant’s Board of Directors (Item 5).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: May 5, 2004	By	/s/ C. P. Omtvedt
C. P. Omtvedt
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Sequentially Numbered Page
10a1.	Amendment to 2003 Long-Term Incentive Plan.*

12.	Statement re computation of ratio of earnings to fixed charges.

15.	Letter from PricewaterhouseCoopers LLP dated April 21, 2004 re unaudited financial information.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.