Form 10-Q
period 2004-06-30
FORTUNE BRANDS INC
filed 2004-08-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, par value $3.125 per share, at July 31, 2004 was 144,035,634 shares.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$183.4	$104.6
Accounts receivable, net	1,134.2	973.4
Inventories
Bulk whiskey	244.9	231.4
Other raw materials, supplies and work in process	292.9	281.2
Finished products	447.2	443.6

	985.0	956.2
Other current assets	271.8	247.4

Total current assets	2,574.4	2,281.6

Property, plant and equipment, net	1,330.8	1,358.9

Goodwill resulting from business acquisitions, net	2,001.7	2,439.5

Other intangible assets resulting from business acquisitions, net	1,358.3	889.1

Other assets	457.9	475.8

Total assets	$7,723.1	$7,444.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	June 30, 2004	December 31, 2003
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$22.2	$24.1
Commercial paper	604.9	506.3
Current portion of long-term debt	200.4	200.5
Accounts payable	357.4	316.4
Accrued taxes	385.4	342.6
Accrued customer programs	182.9	184.6
Accrued salaries, wages and other compensation	149.9	166.3
Accrued expenses and other liabilities	380.4	392.7

Total current liabilities	2,283.5	2,133.5
Long-term debt	1,242.6	1,242.6
Deferred income	159.8	173.3
Other liabilities	878.8	806.5

Total liabilities	4,564.7	4,355.9

Minority interest in consolidated subsidiaries	369.2	369.5
Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	7.3	7.5
Common stock, par value $3.125 per share, 229.6 million shares issued	717.4	717.4
Paid-in capital	140.9	126.7
Accumulated other comprehensive loss	(104.0)	(106.2)
Retained earnings	5,161.5	4,942.2
Treasury stock, at cost	(3,133.9)	(2,968.1)

Total stockholders’ equity	2,789.2	2,719.5

Total liabilities and stockholders’ equity	$7,723.1	$7,444.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

for the Six Months Ended June 30, 2004 and 2003

(In millions, except per share amounts)

(Unaudited)

	2004	2003
Net sales	$3,597.3	$2,974.2

Cost of products sold	1,989.4	1,627.2
Excise taxes on spirits and wine	143.6	141.8
Advertising, selling, general and administrative expenses	898.3	762.9
Amortization of intangibles	19.4	9.5
Restructuring charges	21.1	7.8
Write-down of identifiable intangibles	—	12.0

Operating income	525.5	413.0

Interest expense	43.4	36.8
Other income, net	(26.5)	(16.7)

Income before income taxes and minority interests	508.6	392.9

Income taxes	192.2	108.5
Minority interests	8.9	8.2

Net income	$307.5	$276.2

Earnings per common share
Basic	$2.10	$1.89

Diluted	$2.04	$1.84

Dividends paid per common share	$0.60	$0.54

Average number of common shares outstanding
Basic	146.0	145.7

Diluted	151.0	149.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

for the Three Months Ended June 30, 2004 and 2003

(In millions, except per share amounts)

(Unaudited)

	2004	2003
Net sales	$1,889.5	$1,582.1

Cost of products sold	1,047.6	856.5
Excise taxes on spirits and wine	65.1	71.3
Advertising, selling, general and administrative expenses	454.2	391.5
Amortization of intangibles	8.3	4.7
Restructuring charges	18.4	5.7
Write-down of identifiable intangibles	—	12.0

Operating income	295.9	240.4

Interest expense	21.7	18.6
Other income, net	(7.5)	(7.8)

Income before income taxes and minority interests	281.7	229.6

Income taxes	109.7	49.0
Minority interests	4.2	3.9

Net income	$167.8	$176.7

Earnings per common share
Basic	$1.15	$1.22

Diluted	$1.11	$1.18

Dividends paid per common share	$0.30	$0.27

Average number of common shares outstanding
Basic	145.8	145.2

Diluted	150.7	149.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

for the Six Months Ended June 30, 2004 and 2003

(In millions)

(Unaudited)

	2004	2003
Operating activities
Net income	$307.5	$276.2
Restructuring charges	6.9	3.5
Depreciation and amortization	114.8	93.9
Deferred income taxes	6.0	33.8
Write-down of identifiable intangibles	—	12.0
Increase in accounts receivable	(153.7)	(117.7)
Increase in inventories	(32.6)	(6.3)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	0.1	(25.2)
Increase in accrued taxes	96.4	13.1
Tax benefit on exercise of stock options	17.3	2.7
Other operating activities, net	(5.6)	(35.4)

Net cash provided from operating activities	357.1	250.6

Investing activities
Additions to property, plant and equipment	(100.7)	(70.4)
Acquisitions, net of cash acquired	(22.3)	(78.6)
Proceeds from the disposition of property, plant and equipment	17.9	5.4

Net cash used by investing activities	(105.1)	(143.6)

Financing activities
Increase in short-term debt, net	97.0	245.4
Dividends paid to stockholders	(88.2)	(79.1)
Repayment of long-term debt	(0.3)	(0.5)
Cash purchases of common stock for treasury	(198.2)	(140.6)
Proceeds received from exercise of stock options	30.2	22.7
Other financing activities, net	(8.7)	(49.0)

Net cash used by financing activities	(168.2)	(1.1)

Effect of foreign exchange rate changes on cash	(5.0)	11.0

Net increase in cash and cash equivalents	78.8	116.9

Cash and cash equivalents at beginning of period	104.6	15.4

Cash and cash equivalents at end of period	$183.4	$132.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the Six Months Ended June 30, 2004 and 2003

(In millions except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2002	$7.9	$717.4	$116.0	$(177.6)	$4,529.9	$(2,880.4)	$2,313.2

Comprehensive income
Net income	—	—	—	—	276.2	—	276.2
Changes during the period	—	—	—	52.4	—	—	52.4

Total comprehensive income	—	—	—	52.4	276.2	—	328.6

Dividends ($0.54 per share)	—	—	—	—	(79.1)	—	(79.1)
Purchases (3.0 shares)	—	—	—	—	—	(137.4)	(137.4)
Tax benefit on exercise of stock options	—	—	2.7	—	—	—	2.7
Conversion of preferred stock (0.9 shares) and delivery of stock plan shares	(0.2)	—	(3.5)	—	—	29.6	25.9

Balance at June 30, 2003	$7.7	$717.4	$115.2	$(125.2)	$4,727.0	$(2,988.2)	$2,453.9

Balance at December 31, 2003	$7.5	$717.4	$126.7	$(106.2)	$4,942.2	$(2,968.1)	$2,719.5

Comprehensive income
Net income	—	—	—	—	307.5	—	307.5
Changes during the period	—	—	—	2.2	—	—	2.2

Total comprehensive income	—	—	—	2.2	307.5	—	309.7

Dividends ($0.60 per share)	—	—	—	—	(88.2)	—	(88.2)
Purchases (2.8 shares)	—	—	—	—	—	(202.0)	(202.0)
Tax benefit on exercise of stock options	—	—	17.3	—	—	—	17.3
Conversion of preferred stock (1.0 shares) and delivery of stock plan shares	(0.2)	—	(3.1)	—	—	36.2	32.9

Balance at June 30, 2004	$7.3	$717.4	$140.9	$(104.0)	$5,161.5	$(3,133.9)	$2,789.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The condensed consolidated balance sheet as of June 30, 2004, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2004 and 2003. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes incorporated by reference in our 2003 Annual Report on Form 10-K.

2.	Stock-Based Compensation

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans (the “Plans”) as of June 30, 2004. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. Grants under the 1999 Long-Term Incentive Plan may be made on or before December 31, 2004; the 1999 Plan also has a maximum share grant limit of 12 million shares. No new stock-based awards can be made under the 1990 Long-Term Incentive Plan, but there are existing awards that continue to be exercisable.

Stock options have exercise prices equal to their fair values at the dates of grant. Options generally may not be exercised prior to one year after the date of grant or more than ten years from the date of grant. Options issued since November 1998 generally vest one-third each year over a three-year period after the date of grant. Performance awards are currently amortized into expense over the three-year vesting period, and are generally paid in stock but can be paid in cash if individual stock ownership guidelines are met.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Continued)

We elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for the stock option portion of stock-based compensation and to disclose pro forma net income and earnings per share required under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” If compensation cost for the stock-based compensation was determined based on the fair value at the grant dates for awards under the Plans, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense on a straight-line basis over the vesting period, on a pro forma basis, net income and earnings per share would have been as follows for the six and three months ended June 30, 2004 and 2003:

Six Months Ended June 30,

(In millions, except per share amounts)

	2004	2003
Net income – as reported	$307.5	$276.2

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	6.3	3.2

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(18.9)	(13.7)

Pro forma net income	$294.9	$265.7

Earnings per Common share
Basic – as reported	$2.10	$1.89
Basic – pro forma	$2.02	$1.82

Diluted – as reported	$2.04	$1.84
Diluted – pro forma	$1.96	$1.77

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Concluded)

Three Months Ended June 30,

(In millions, except per share amounts)

	2004	2003
Net income – as reported	$167.8	$176.7

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	3.5	1.6

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(10.0)	(7.1)

Pro forma net income	$161.3	$171.2

Earnings per Common share
Basic – as reported	$1.15	$1.22
Basic – pro forma	$1.11	$1.18

Diluted – as reported	$1.11	$1.18
Diluted – pro forma	$1.07	$1.15

3.	Accounting Changes

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies having transactions involving variable interest entities. Prior to FIN 46, the consolidated financial statements of a company generally included other entities only if they were controlled through voting interests. FIN 46, which did not have an impact on our results or financial position, was effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify certain provisions of FIN 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R or FIN 46 was required in financial statements of public entities that have interests in structures that are special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R in January 2004 did not have an impact on our results or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Accounting Changes (Concluded)

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In November 2003, the FASB issued Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150 (FAS 150), ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.’” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FSP 150-3 deferred the effective date indefinitely for certain mandatorily redeemable noncontrolling interests pending further FASB action. The initial adoption of FAS 150 did not have an impact on our results or financial position. We will evaluate the impact of any additional requirements of this standard when it is finalized.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Act”) was signed into law. The Medicare Prescription Act will provide a prescription drug benefit under Medicare. It will also provide a federal subsidy to employers that provide a program for prescription drug benefits that is at least actuarially equivalent to Medicare Part D.

In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effect of the Medicare Prescription Act pending the FASB’s consideration of the underlying accounting issues. We elected to defer accounting for the effects of the Medicare Prescription Act pursuant to FSP 106-1. The quarter ending June 30, 2004 was the first period in which the plan’s accounting for the effects of the Medicare Prescription Act normally would have been reflected in the financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Act. FSP 106-2 is effective for periods beginning after June 15, 2004, or our third quarter. As a result, the accompanying financial statements and notes do not reflect the effects of the Medicare Prescription Act on the accumulated postretirement benefit obligation and net postretirement benefit cost. We have evaluated the impact of the Medicare Prescription Act based on the proposed rules for implementation and do not believe that the Medicare Prescription Act will have a material impact on our results or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions

In June 2004, the Home and Hardware business acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems. This acquisition gives Therma-Tru a stronger growth platform in the U.K. In June, the Home and Hardware business also acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada that is complementary to Master Lock. The aggregate purchase price and resulting impact on our consolidated financial statements is not material.

In December 2003, the Spirits and Wine business obtained a 20-year extension of the rights to manufacture and distribute Gilbey’s gin and vodka, extending the license agreement to 2027, and acquired trademark rights in California to Kamchatka vodka. In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of premium and ultra-premium wines. In June 2003, the Home and Hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, the Home and Hardware business acquired American Lock Company, the largest U.S.-based manufacturer of solid body commercial padlocks. The aggregate cost of these acquisitions was $123.7 million. The cost exceeded the estimated fair value of net assets acquired by approximately $90 million. The businesses acquired have been included in consolidated results from the date of acquisition.

In November 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc. (Therma-Tru), a leading manufacturer of residential entry door systems in the United States. This acquisition fits our strategic focus on leading brands, shares beneficial demographics and market fundamentals with our other Home and Hardware brands, and creates valuable synergies within our Home and Hardware business. The purchase was financed through the issuance of commercial paper and subsequently partially refinanced through the issuance of long-term debt securities under our outstanding shelf registration statement filed with the Securities and Exchange Commission. Results of operations have been included in the consolidated financial statements as of the acquisition date. The acquisition price was $924.0 million, net of cash.

In April 2003, the Spirits and Wine business returned a portion of invested capital ($304.1 million) to its shareholders, the Company and V&S Vin & Sprit AB. This return of capital related to the disposition of Jim Beam Brands Worldwide, Inc.’s U.K.-based Scotch whisky business in 2001.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Intangible Assets

We carry finite-lived identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance in its geographic markets, volumes and prices, as well as plans for ongoing tradename support over the estimated useful live and other relevant factors. The gross carrying value and accumulated amortization of the amortizable intangible assets were $713.4 million and $150.7 million, respectively, as of June 30, 2004, compared to $545.1 million and $152.6 million, respectively, as of December 31, 2003. The increase in the gross carrying value was principally due to the recognition of identifiable intangible assets previously included in goodwill for the acquisition of Therma-Tru, partly offset by the reclassification of a tradename.

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2004 are as follows:

	As of June 30, 2004
(In millions)	Gross Carrying Amounts	Accumulated Amortization
Amortizable intangible assets
Tradenames	$375.8	$(127.4)
Customer relationships	252.0	(19.8)
Patents/proprietary technology	75.4	(3.4)
Licenses and other	10.2	(0.1)

Total	$713.4	$(150.7)

Unamortizable intangible assets
Tradenames	$913.1	$(117.5	)(1)

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Our intangible amortization was $19.4 million and $9.5 million for the six months ended June 30, 2004 and 2003, respectively. The intangible amortization was $8.3 million and $4.7 million for the three months ended June 30, 2004 and 2003, respectively. The increases were due to amortization of identifiable intangibles associated with the 2003 acquisitions.

In addition to these identifiable intangibles, we also had net goodwill of approximately $2.0 billion and indefinite-lived intangibles, principally tradenames, of $795.6 million as of June 30, 2004. The decrease in goodwill during the six months ended June 30, 2004 of $437.8 million from $2.4 billion as of December 31, 2003 was principally attributable to the recognition of identifiable intangible assets that were previously included in goodwill for the 2003 acquisition of Therma-Tru.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

The Internal Revenue Service is conducting its routine review of the 1997-2001 tax years and we continue to expect that the review will be completed in the second half of the year. There are a number of complex tax items related to these years, including the spin-off of Gallaher in 1997. We believe that the completion of the audit could potentially result in significant non-cash tax credits that would benefit this year’s earnings.

In June 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million after recording a $29 million tax receivable and a net decrease to tax reserves of $6 million.

7.	Information on Business Segments

Net sales for the six and three months ended June 30, 2004 and 2003 by segment are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2004	2003	2004	2003
Home and Hardware	$1,774.3	$1,324.6	$952.8	$704.0
Spirits and Wine	536.5	492.8	260.0	253.6
Golf	746.8	654.2	407.9	371.8
Office	539.7	502.6	268.8	252.7

Net Sales	$3,597.3	$2,974.2	$1,889.5	$1,582.1

Operating income for the six and three months ended June 30, 2004 and 2003 by segment are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2004	2003	2004	2003
Home and Hardware	$274.9	$207.7	$161.2	$119.4
Spirits and Wine	142.7	127.4	75.9	69.5
Golf	124.7	101.2	73.7	68.5
Office	20.0	4.9	4.0	(3.1)

Less:
Corporate expenses	36.8	28.2	18.9	13.9

	$525.5	$413.0	$295.9	$240.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions, except for per share amounts)	2004	2003	2004	2003

Net Income	$307.5	$276.2	$167.8	$176.7
Less: Preferred stock dividends	0.3	0.3	0.2	0.2

Income available to common stockholders - basic	307.2	275.9	167.6	176.5
Convertible Preferred stock dividend requirements	0.3	0.3	0.2	0.2

Income available to common stockholders - diluted	$307.5	$276.2	$167.8	$176.7

Weighted average number of common shares outstanding - basic	146.0	145.7	145.8	145.2
Conversion of Convertible Preferred Stock	1.5	1.6	1.5	1.6
Exercise of stock options	3.5	2.6	3.4	2.8

Weighted average number of common shares outstanding – diluted	151.0	149.9	150.7	149.6

Earnings per common share
Basic	$2.10	$1.89	$1.15	$1.22
Diluted	$2.04	$1.84	$1.11	$1.18

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six and three months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Service cost	$16.3	$15.8	$1.7	$1.6
Interest cost	28.8	27.5	5.3	4.8
Expected return on plan assets	(35.4)	(31.2)	—	—
Amortization of prior service cost	1.7	1.8	—	(0.2)
Amortization of net (gain) loss	5.5	2.6	0.5	(0.2)

Net periodic benefit cost	$16.9	$16.5	$7.5	$6.0

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Service cost	$8.1	$7.9	$0.8	$0.8
Interest cost	14.4	13.8	2.6	2.4
Expected return on plan assets	(17.7)	(15.6)	—	—
Amortization of prior service cost	0.9	0.9	—	(0.1)
Amortization of net (gain) loss	2.8	1.3	0.3	(0.1)

Net periodic benefit cost	$8.5	$8.3	$3.7	$3.0

In 2004, we expect to make cash contributions of approximately $80 to $100 million to fund existing pension liabilities for our defined-benefit plans, an increase of approximately $15 million from our first quarter estimate, due to increased voluntary contributions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Guarantees and Commitments

As of June 30, 2004, we had third-party guarantees totaling approximately $76 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’s international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In 2003, we renewed the guarantee of Maxxium’s credit facilities. The renewal resulted in an extension of the expiration date of the credit facility’s committed portion from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $1.5 million as of June 30, 2004 to reflect the fair value of the guarantees to Maxxium.

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations typically included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the duration is indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations and liquidity for fiscal 2004 or in future periods.

11.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product that is sold.

The following table summarizes activity related to our product warranty liability during the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2004	2003	2004	2003
Balance at the beginning of the period	$(12.9)	$(9.2)	$(13.9)	$(11.4)
Provision for warranties issued	(15.7)	(15.1)	(8.0)	(7.3)
Settlements made (in cash or in kind)	14.0	11.9	7.3	6.3

Balance at the end of the period	$(14.6)	$(12.4)	$(14.6)	$(12.4)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Restructuring-Related Charges

Restructuring Charges

In April 2001, we announced that as a result of our evaluation of strategic options for our Office business, we would begin implementing a repositioning plan designed to improve both financial results and the long-term value of the business. In the quarter, our Office business recorded the final charges associated with consolidation of manufacturing and distribution facilities and employee terminations.

Our Home and Hardware business recorded charges associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities, primarily for employee termination costs.

Golf charges relate to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

Pre-tax restructuring charges were as follows:

	Restructuring Charges
	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2004	2003	2004	2003
Home and Hardware	$1.0	$—	$0.9	$—
Golf	0.6	2.0	0.6	2.0
Office	19.5	5.8	16.9	3.7

	$21.1	$7.8	$18.4	$5.7

The 2004 net provision for the six months ended June 30, 2004 of $21.1 million was comprised of a new provision of $21.8 million less adjustments to accruals in excess of original estimates of $0.7 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Restructuring-Related Charges (Continued)

Reconciliation of Restructuring Liability

In accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the following table represents the reconciliation of the restructuring liability for actions initiated after December 31, 2002.

(In millions)	Balance at 12/31/03	2004 Provision	Cash Expenditures	Non-Cash Write-offs(1)	Balance at 6/30/04
Employment termination costs	$1.3	$14.0	$(14.0)	$—	$1.3
International distribution and lease agreements	1.0	(0.6)	—	0.2	0.6
Loss on disposal of assets	0.3	8.4	0.2 (2)	(8.6)	0.3

	$2.6	$21.8	$(13.8)	$(8.4)	$2.2

(1)	Includes the impact of foreign exchange.
(2)	Cash expenditures are positive due to proceeds from the disposal of assets.

Cash expenditures beyond 2004 will relate to severance payments in 2005 and international leases that run through 2007.

The Home and Hardware business expects to record additional pre-tax restructuring and restructuring-related charges of $8 to $13 million ($6 to $8 million after tax) over the next six months.

In addition, the Golf business expects to record pre-tax restructuring and restructuring-related charges of approximately $2 million ($1 million after tax) over the next six months.

The Office business recorded the final charges for the restructuring program in the quarter.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Restructuring-Related Charges (Continued)

Reconciliation of Restructuring Liability (Continued)

The following table represents the reconciliation of the restructuring liability, as of June 30, 2004, for restructuring charges recognized prior to January 1, 2003 in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”:

(In millions)	Balance at 12/31/03	Accrual Adjustments (1)	Cash Expenditures	Non-Cash Write-offs (2)	Balance at 6/30/04
Employment termination costs (3)	$1.6	$(0.4)	$(0.8)	$—	$0.4
International distribution and lease agreements	3.2	—	(0.7)	—	2.5
Loss on disposal of assets	0.7	(0.3)	(0.2)	0.2	0.4

	$5.5	$(0.7)	$(1.7)	$0.2	$3.3

(1)	Accrual adjustments are for accruals in excess of original estimates.
(2)	Includes the impact of foreign exchange.
(3)	Of the planned downsizing of 2,065 positions, 1,951 reductions had been implemented as of June 30, 2004. No additional reductions are planned. The employee groups affected by these restructuring actions were primarily in the Office business and include plant and administrative hourly and salaried employees.

Cash expenditures beyond 2004 relate to severance payments in 2005 and international leases that run through 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Restructuring-Related Charges (Concluded)

Restructuring-Related Charges

During the six and three months ended June 30, 2004 and 2003, we recorded pre-tax restructuring-related charges as follows:

	Restructuring-Related Charges
	Six Months	Three Months	Six Months	Three Months
	Ended June 30, 2004		Ended June 30, 2003
Home & Hardware
Cost of Sales Charges	$1.5	$1.2	$—	$—
SG&A Charges	—	—	—	—

Total	$1.5	$1.2	$—	$—

Golf
Cost of Sales Charges	$4.3	$2.2	$—	$—
SG&A Charges	—	—	—	—

Total	$4.3	$2.2	$—	$—

Office
Cost of Sales Charges	$4.7	$2.9	$5.0	$0.7
SG&A Charges	3.6	2.3	0.3	0.2

Total	$8.3	$5.2	$5.3	$0.9

Total
Cost of Sales Charges	$10.5	$6.3	$5.0	$0.7
SG&A Charges	3.6	2.3	0.3	0.2

Total	$14.1	$8.6	$5.3	$0.9

The 2004 Home and Hardware restructuring-related charges include costs associated with the consolidation of Waterloo Industries’ manufacturing facilities.

The 2004 Golf restructuring-related charges include costs related to the consolidation of golf ball manufacturing.

The 2004 Office restructuring-related charges include charges related to operating expense reduction initiatives.

The 2003 restructuring-related charges include the relocation of manufacturing and distribution facilities and inventory write-offs associated with the discontinuance of certain unprofitable product lines.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

(In millions)	Foreign Currency Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(92.5)	$(85.1)	$(177.6)
Changes in six months	52.4	—	52.4

Balance at June 30, 2003	$(40.1)	$(85.1)	$(125.2)

Balance at December 31, 2003	$(16.5)	$(89.7)	$(106.2)
Changes in six months	2.2	—	2.2

Balance at June 30, 2004	$(14.3)	$(89.7)	$(104.0)

Included in the foreign currency adjustments balance at June 30, 2004 is deferred income of $0.8 million related to the hedging of anticipated transactions denominated in foreign currencies.

14.	Pending Litigation

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO (the “Indemnification Agreement”).

On July 30, 2004, B&W and R.J. Reynolds Tobacco Holdings, Inc. announced that they had completed the combination of their respective U.S. tobacco businesses, previously conducted by B&W (and ATCO) and R.J. Reynolds Tobacco Co., by forming a new combined company known as R.J. Reynolds Tobacco Company. B&W reportedly owns approximately 42 percent of the combined company. As a result of the combination and in accordance with the Indemnification Agreement, the new R.J. Reynolds Tobacco Company has assumed the indemnification obligations under the Indemnification Agreement relating to the U.S. business previously conducted by B&W (and ATCO). B&W has not been released from any of its obligations under the Indemnification Agreement. We refer to B&W and the new R.J. Reynolds Tobacco Company as the “Indemnitor” under the Indemnification Agreement.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Pending Litigation (Concluded)

The Indemnitor has complied with the terms of the Indemnification Agreement since 1994 and we are not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

The Company is a defendant in a number of actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, we believe that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. We believe that the pending actions will not have a material adverse effect upon our results of operations, cash flows or financial condition because we believe we have meritorious defenses and the Company is indemnified under the previously mentioned indemnification agreement.

Other Litigation

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, is currently a defendant in approximately 140 cases claiming personal injury from asbestos, and has been dismissed as a defendant in approximately 75 cases. All of these suits name multiple defendants. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe we have meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

15.	Environmental

We are subject to laws and regulations relating to protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future. In our opinion, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Item 2.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2004

Compared to the Six Months Ended June 30, 2003

	Net Sales
	2004	2003
(In millions)
Home and Hardware	$1,774.3	$1,324.6
Spirits and Wine	536.5	492.8
Golf	746.8	654.2
Office	539.7	502.6

Net Sales	$3,597.3	$2,974.2

	Operating Income
	2004	2003
Home and Hardware	$274.9	$207.7
Spirits and Wine	142.7	127.4
Golf	124.7	101.2
Office	20.0	4.9
Less:
Corporate expenses	36.8	28.2

Operating Income	$525.5	$413.0

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following business segments: home and hardware, spirits and wine, golf products and office products. We enhance shareholder value by earning profits and generating cash by building our leading consumer brands to generate sales. We do this by developing innovative new products and effective marketing campaigns, and expanding customer relationships. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is profitable internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, we enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

SIX MONTHS 2004 COMPARED TO 2003

Fortune Brands achieved strong results for the first half of 2004, as net sales increased 21% and net income increased 11%. Net sales grew as a result of:

•	strong growth for our consumer brands driven by successful new products and expanding customer relationships,

•	share gains in key markets and favorable market conditions,

•	the benefit of acquisitions, and

•	favorable foreign exchange.

Net income increased on:

•	strong operating performance,

•	the benefit of acquisitions, and

•	favorable foreign exchange,

•	partly offset by the absence of last year’s $35 million tax credit, higher restructuring and restructuring-related charges, and increased commodity costs.

Our operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales increased $623.1 million, or 21%, to $3.6 billion. Sales benefited from:

•	newly introduced products and line extensions in the Home & Hardware, Golf and Office businesses ($336 million in total), partly offset by product discontinuances,

•	the 2003 acquisitions of Therma-Tru, Capital Cabinet, American Lock and Wild Horse Winery ($247 million in aggregate),

•	favorable foreign exchange ($83 million), and

•	expanded customer relationships driving increased volume, primarily in the cabinets business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Cost of products sold

Cost of products sold increased $362.2 million, or 22%, on the higher net sales and increased costs for certain commodities, partly offset by supply chain efficiencies, particularly in our Office and Home & Hardware businesses.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased as a percent of sales due to greater international sales, as well as a favorable mix shift from mid-tier brands to premium and super-premium spirits and wine. In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $135.4 million, or 18% as a result of acquisitions and higher sales, as well as increased advertising and marketing expenditures, partially offset by cost savings achieved as a result of our restructuring programs, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $9.9 million to $19.4 million primarily due to amortization of identifiable intangibles associated with the 2003 acquisitions.

Restructuring charges

For the six months ended June 30, 2004, we recorded pre-tax restructuring charges of $21.1 million. The charges principally related to the consolidation of manufacturing facilities and supply chain streamlining, largely in the Office business.

For the six months ended June 30, 2003, we recorded pre-tax restructuring charges of $7.8 million. The charges principally related to the consolidation of manufacturing facilities in the Office and Golf businesses and employee termination costs in the Office business.

Interest expense

Interest expense increased $6.6 million, or 18% for the six months ended June 30, 2004 as compared to the prior year period primarily due to interest associated with financing the 2003 acquisitions.

Other income, net

Other income, net increased $9.8 million to $26.5 million primarily due to a $12.0 million gain ($7.6 million after tax) recorded as the result of insurance proceeds related to a Jim Beam warehouse fire in 2003.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Income taxes

Income taxes increased $83.7 million, or 77%, to $192.2 million. The reported effective income tax rate for the six months ended June 30, 2004 and June 30, 2003 was 37.8% and 27.6%, respectively. The effective income tax rate for the first six months of 2003 was lower primarily due to the tax credit of $35 million resulting from the completion of the Internal Revenue Service (IRS) audit of our 1993-1996 tax returns (which was recorded as a $29 million tax receivable and a net decrease to tax reserves of $6 million).

The IRS is conducting its routine review of the 1997-2001 tax years and we continue to expect that it will be completed in the second half of the year. There are a number of complex tax items related to these years, including the spin-off of Gallaher in 1997. We believe that the completion of the audit could potentially result in significant non-cash tax credits that would benefit this year’s earnings.

Net income

Net income of $307.5 million, or $2.10 per basic share and $2.04 per diluted share, for the six months ended June 30, 2004 compared with net income of $276.2 million, or $1.89 basic and $1.84 diluted, for the six months ended June 30, 2003. The increase in net income of $31.3 million, or 11%, was due to:

•	strong sales performance,

•	supply chain efficiencies,

•	sustained profit recovery in the Office business,

•	the benefit of acquisitions,

•	favorable foreign exchange ($10 million), and

•	the gain from insurance proceeds related to the fire that destroyed a Jim Beam warehouse in 2003 ($7.6 million),

•	partly offset by the absence of last year’s $35 million tax credit, higher restructuring and restructuring-related charges, and increased commodity costs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies having transactions involving variable interest entities. Prior to FIN 46, the consolidated financial statements of a company generally included other entities only if they were controlled through voting interests. FIN 46, which did not have an impact on our results or financial position, was effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify certain provisions of FIN 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R or FIN 46 was required in financial statements of public entities that have interests in structures that are special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R in January 2004 did not have an impact on our results or financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In November 2003, the FASB issued Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150 (FAS 150), ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.’” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FSP 150-3 deferred the effective date indefinitely for certain mandatorily redeemable noncontrolling interests pending further FASB action. The initial adoption of FAS 150 did not have an impact on our results or financial position. We will evaluate the impact of any additional requirements of this standard when it is finalized.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Act”) was signed into law. The Medicare Prescription Act will provide a prescription drug benefit under Medicare. It will also provide a federal subsidy to employers that provide a program for prescription drug benefits that is at least actuarially equivalent to Medicare Part D.

In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effect of the Medicare Prescription Act pending the FASB’s consideration of the underlying accounting issues. We elected to defer accounting for the effects of the Medicare Prescription Act in accordance with FSP 106-1. The quarter ending June 30, 2004 was the first period in which the plan’s accounting for the effects of the Medicare Prescription Act normally would have been reflected in the financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Act. FSP 106-2 is effective for periods beginning after June 15, 2004, or our third quarter. As a result, the accompanying financial statements and notes do not reflect the effects of the Medicare Prescription Act on the accumulated postretirement benefit obligation and net postretirement benefit cost. We have evaluated the impact of the Medicare Prescription Act based on the proposed rules for implementation and do not believe that the Medicare Prescription Act will have a material impact on our results or financial position.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Concluded)

Pension Plans (Concluded)

In 2004, we expect to make cash contributions of approximately $80 to $100 million to fund existing pension liabilities for our defined-benefit plans.

Home and Hardware

Net sales increased $449.7 million, or 34%, to $1,774.3 million. The increase was attributable to the acquisitions of Therma-Tru, Capital Cabinet and American Lock, strong volume growth benefiting from line extensions and new products ($141 million in total), expanding customer relationships, particularly in the cabinets business, and a robust building products market, as well as favorable foreign exchange ($13 million).

Operating income increased $67.2 million, or 32%, to $274.9 million on the benefit of acquisitions, higher sales and productivity improvements, partially offset by higher commodity costs, particularly steel and particleboard, and higher operating expenses to support sales growth and new products.

In October 2003, Waterloo Industries announced plans to consolidate its manufacturing from four facilities into three. Related to that action, in the six-months ended June 30, 2004, we recorded $2.5 million in pre-tax restructuring and restructuring-related charges. We expect our Home and Hardware business will record additional pre-tax restructuring and restructuring-related charges of approximately $8 to $13 million ($6 to $8 million after tax) over the next six months.

We expect that our Home and Hardware business will continue to benefit from expanding customer relationships as well as strong demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential door systems. These trends include factors such as growth in the number of U.S. households, increases in household wealth and aging of the housing stock.

Our Home and Hardware business may be impacted by long-term U.S. economic conditions, including mortgage interest rates, and their potential impact on the U.S. housing and remodeling markets. While the costs of certain commodities used in some of our products have increased, we expect these higher costs will be largely offset by select price increases. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base. Such consolidation may also present opportunities for our business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Spirits and Wine

Net sales increased $43.7 million, or 9%, to $536.5 million principally on higher U.S. sales. In addition, sales benefited from favorable foreign exchange ($16 million), strong growth in ready-to-drink Jim Beam products in Australia, higher pricing for Jim Beam bourbon and mid-tier brands, continued growth in super-premium spirits, and the acquisition of Wild Horse Winery.

Operating income increased $15.3 million, or 12%, to $142.7 million on the higher sales and favorable foreign exchange, partly offset by increased brand and selling investment.

We expect that our Spirits and Wine business will benefit from growth in the premium and super-premium spirits market on which it has focused its product development and marketing activities. Factors that could adversely affect results include the possibility of federal excise and state tax increases, increased regulation, class actions and/or other litigation, and pricing activities. In addition, the spirits and wine industry could be impacted by further consolidation of suppliers, distributors and retailers.

Golf

Net sales increased $92.6 million, or 14%, to $746.8 million. The increase was attributable to continued volume growth driven by the introduction of successful new golf products (golf clubs, golf balls, golf footwear, gloves and accessories) and line extensions ($84 million in total), as well as favorable foreign exchange ($21 million).

Operating income increased $23.5 million, or 23%, to $124.7 million on higher sales, improved margins and favorable foreign exchange.

In April 2003, our Golf business announced plans to consolidate its three golf ball manufacturing facilities into its two newest production facilities. We believe this consolidation will create manufacturing efficiencies while preserving capacity to meet expected demand. Related to this consolidation, in the six-months ended June 30, 2004, we recorded $4.9 million in pre-tax restructuring and restructuring-related charges. We expect to record additional pre-tax restructuring and restructuring-related charges of approximately $2 million ($1 million after tax) to complete restructuring activities in 2004.

The U.S. golf industry is highly competitive. Even though new competitors have entered the category in recent years, our golf business has significantly grown sales, market share and profit. The underlying market is also impacted by various factors that affect rounds of play, including economic conditions, weather conditions, destination travel and corporate spending. Rounds of play in the U.S. have decreased over the past four years, though they have increased over the past eight months and are up 3% year-to-date. The future success of our golf business will depend upon continued strong innovation and marketing across its product categories.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Golf (Concluded)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. Each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length, and changing the overall distance standard for golf balls. These new rules, when combined with other existing rules, could reduce the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business. Even so, we see continued opportunities to develop and introduce innovative golf products.

Office

Net sales increased $37.1 million, or 7%, to $539.7 million. The increase was principally related to favorable foreign exchange ($32 million) and higher sales in the U.S. ($5 million) driven by volume growth.

Operating income increased $15.1 million to $20.0 million on the benefit of the business’s ongoing repositioning program, including successful supply chain realignment and cost reduction initiatives, favorable foreign exchange, and increases in sales volume. These benefits were partly offset by higher restructuring and restructuring-related charges.

The office products industry is increasingly concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our office products group and its competitors.

Since 2001, we have been repositioning and restructuring the Office business to improve both financial results and the long-term value of the business. Under this plan, our Office business has significantly realigned and streamlined its worldwide operations, intensified its focus on growing profitable core products, and reduced overhead expenses and excess capacity. We recorded the final charges for the restructuring program in the quarter. During the six-months ended June 30, 2004, we recorded total pre-tax restructuring and restructuring-related charges of $27.8 million. We have reduced the business’ manufacturing and distribution square footage by approximately 40 percent, providing significant cost savings. These actions have also generated significant working capital improvements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities of $357.1 million for the six months ended June 30, 2004 compared with $250.6 million for the same six-month period last year. The increase of $106.5 million was principally related to the timing of tax payments, higher net income in 2004, improved working capital efficiency, receipt of insurance proceeds from the Jim Beam warehouse fire last year, and lower customer program payments.

Net cash used by investing activities for the six months ended June 30, 2004 was $105.1 million, compared with $143.6 million in the same six-month period last year. The lower net cash used by investing activities was attributable to less investment in acquisitions this year, partly offset by higher capital expenditures for increased cabinet capacity and realignment of golf ball manufacturing, as well as capital expenditures for acquisitions made in 2003.

Net cash used by financing activities for the six months ended June 30, 2004 was $168.2 million, compared with $1.1 million in the same six-month period last year. The higher cash used by financing activities was primarily attributable to increased treasury stock repurchases.

Total debt increased $96.7 million during the six-month period ended June 30, 2004 to $2.1 billion. This increase was primarily to fund share repurchases and capital spending. The ratio of total debt to total capital increased to 39.6% at June 30, 2004 from 39.0% at December 31, 2003.

At June 30, 2004, $2 billion of debt and equity securities were available for public sale under our universal shelf registration with the Securities and Exchange Commission, which became effective on May 7, 2004.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments:

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, total approximately $76 million as of June 30, 2004. We are required to perform under these guarantees in the event that the guaranteed party fails to make contractual payments. In the third quarter of 2003, we renewed our guarantee of Maxxium’s credit facility. The renewal resulted in an extension of the expiration date of the credit facility’s committed portion from November 14, 2003 to June 13, 2006. Because the guarantee of Maxxium debt was modified after the effective date of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $1.5 million as of June 30, 2004 to reflect the fair value of the guarantee to Maxxium.

In addition, as a part of formation of the Future Brands LLC joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At June 30, 2004, JBBCo. did not have any outstanding obligations as a result of this arrangement.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

Indemnification Contracts:

We have provided certain indemnities pursuant to which we may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestiture agreements such as environmental, tax, product liability, employee liability and other contingencies depending on the transaction. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the duration is indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date.

We have not made any payments related to indemnity obligations that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that potential payments we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for fiscal 2004 or in subsequent periods.

In addition, we have issued surety bonds of approximately $23 million primarily to support customs and excise tax obligations.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

Item 2.	FORTUNE BRANDS, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2004

Compared to the Three Months Ended June 30, 2003

	Net Sales
(In millions)	2004	2003

Home and Hardware	$952.8	$704.0
Spirits and Wine	260.0	253.6
Golf	407.9	371.8
Office	268.8	252.7

Net Sales	$1,889.5	$1,582.1

	Operating Income
	2004	2003
Home and Hardware	$161.2	$119.4
Spirits and Wine	75.9	69.5
Golf	73.7	68.5
Office	4.0	(3.1)
Less:
Corporate expenses	18.9	13.9

Operating Income	$295.9	$240.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SECOND QUARTER 2004 COMPARED TO 2003

In the second quarter, Fortune Brands achieved a 19% increase in sales and earned net income of $168 million. Our second quarter sales increase was due to strong broad-based top-line growth across our businesses driven by:

•	successful new products and line extensions and expanded customer relationships,

•	the benefit of 2003 acquisitions, and

•	favorable foreign exchange.

Net income decreased 5% due to the absence of last year’s tax credit of $35 million, higher restructuring and restructuring-related charges, and increased commodity costs. Net income benefited from:

•	strong operating performance,

•	the benefit of 2003 acquisitions, and

•	favorable foreign exchange.

Net Sales

Net sales increased $307.4 million, or 19%, to $1.9 billion. Sales benefited from:

•	newly introduced products and line extensions in the Golf, Home & Hardware and Office businesses ($205 million in total), partly offset by product discontinuances,

•	the acquisitions of Therma-Tru, Capital Cabinet and Wild Horse Winery ($137 million in aggregate), and

•	favorable foreign exchange ($35 million).

Cost of products sold

Cost of products sold increased $191.1 million, or 22%, on the higher net sales and increased costs for certain commodities, partly offset by supply chain efficiencies, particularly in our Office and Home & Hardware businesses.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased as a percent of sales due to greater international sales, as well as a favorable mix shift from mid-tier brands to premium and super-premium spirits and wine.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $62.7 million, or 16%, as a result of acquisitions and higher sales, as well as increased advertising and marketing expenditures, partially offset by cost savings achieved as a result of our restructuring programs and other cost containment initiatives, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $3.6 million to $8.3 million primarily due to amortization of identifiable intangibles associated with the 2003 acquisitions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Restructuring charges

For the three months ended June 30, 2004, we recorded pre-tax restructuring charges of $18.4 million. The charges principally related to the consolidation of manufacturing facilities and employee termination costs, largely in the Office business.

For the three months ended June 30, 2003, we recorded pre-tax restructuring charges of $5.7 million. The charges principally related to consolidation of manufacturing facilities in the Office and Golf businesses and employee termination costs in the Office business.

Interest expense

Interest expense increased $3.1 million, or 17% for the three months ended June 30, 2004 as compared to the prior year period primarily due to interest associated with financing the 2003 acquisitions.

Other income, net

Other income, net decreased $0.3 million to $7.5 million.

Income taxes

Income taxes increased $60.7 million to $109.7 million. The reported effective income tax rate for the three months ended June 30, 2004 and June 30, 2003 was 38.9% and 21.3%, respectively. The effective income tax rate in second quarter of 2003 was lower primarily due to the tax credit of $35 million resulting from the completion of the Internal Revenue Service (IRS) audit of our 1993-1996 tax returns (which was recorded as a $29 million tax receivable and a net decrease to tax reserves of $6 million).

The IRS is conducting its routine review of the 1997-2001 tax years and we continue to expect that the review will be completed in the second half of the year. There are a number of complex tax items related to these years, including the spin-off of Gallaher in 1997. We believe that the completion of the audit could potentially result in significant non-cash tax credits that would benefit this year’s earnings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Concluded)

Net income

Net income of $167.8 million, or $1.15 per basic share and $1.11 per diluted share, for the three months ended June 30, 2004 compared with net income of $176.7 million, or $1.22 basic and $1.18 diluted, for the three months ended June 30, 2003. The decrease in net income of $8.9 million, or 5%, was due to the absence of last year’s $35 million tax credit, higher restructuring and restructuring-related charges, and increased commodity costs. Net income benefited from:

•	strong sales performance,

•	supply chain efficiencies,

•	continuing profit recovery in the Office business,

•	the benefit of acquisitions, and

•	favorable foreign exchange ($4 million).

Home and Hardware

Net sales increased $248.8 million, or 35%, to $952.8 million. The increase was attributable to the acquisitions of Therma-Tru and Capital Cabinet, strong volume growth benefiting from line extensions and new products ($93 million in total), expanding customer relationships and price increases on select products, as well as favorable foreign exchange ($8 million).

Operating income increased $41.8 million, or 35%, to $161.2 million on the benefit of 2003 acquisitions, higher volumes, productivity improvements and select price increases implemented to help offset the impact of higher commodity costs. These costs, as well as higher operating expenses to support sales growth and new products, partly offset the above benefits.

Spirits and Wine

Net sales increased $6.4 million, or 3%, to $260.0 million principally on favorable foreign exchange ($6 million), higher U.S. pricing for Jim Beam bourbon and mid-tier brands, the acquisition of Wild Horse Winery, and strong growth in ready-to-drink Jim Beam products in Australia. U.S. sales volume in the second quarter was unfavorably affected by first quarter distributor buy-in in advance of price increases on mid-tier and regional brands.

Operating income increased $6.4 million, or 9%, to $75.9 million on the higher sales and favorable foreign exchange, partly offset by increased brand and selling investment.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Golf

Net sales increased $36.1 million, or 10% to $407.9 million. The increase was attributable to the successful new products and line extensions in golf balls, golf shoes, gloves and accessories, and international growth.

Operating income increased $5.2 million, or 8%, to $73.7 million on higher sales, and favorable foreign exchange, partly offset by increased sales and marketing expenses.

Office

Net sales increased $16.1 million, or 6%, to $268.8 million. The increase was principally related to favorable foreign exchange ($12 million) and growth in underlying sales volume.

Operating income increased $7.1 million to $4.0 million on the benefit of the business’s ongoing repositioning program, including successful realignment of its supply chain, and favorable foreign exchange, partly offset by higher restructuring and restructuring-related charges.

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

•	changes in general economic conditions,

•	foreign exchange rate fluctuations,

•	changes in interest rates,

•	changes in commodity costs,

•	returns on pension assets,

•	competitive product and pricing pressures,

•	trade customer consolidations,

•	the impact of excise tax increases with respect to distilled spirits,

•	the uncertainties of litigation,

•	changes in golf equipment regulatory standards,

•	other regulatory developments,

•	the impact of weather, particularly on the home and hardware and golf brands,

•	the performance of newly acquired businesses,

as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company’s fiscal quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

(a)	Smoking and Health Proceedings

Indemnification Agreement

On December 22, 1994, Registrant sold The American Tobacco Company (“ATCO”) to Brown & Williamson Tobacco Corporation (“B&W”), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed to indemnify Registrant against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

On July 30, 2004, B&W and R.J. Reynolds Tobacco Holdings, Inc. announced that they had completed the combination of their respective U.S. tobacco businesses, previously conducted by B&W (and ATCO) and R.J. Reynolds Tobacco Co., by forming a new combined company known as R.J. Reynolds Tobacco Company. B&W reportedly owns approximately 42 percent of the combined company. As a result of the combination and in accordance with the Indemnification Agreement, the new R.J. Reynolds Tobacco Company has assumed the indemnification obligations under the Indemnification Agreement relating to the U.S. business previously conducted by B&W (and ATCO). B&W has not been released from any of its obligations under the Indemnification Agreement. We refer to B&W and the new R.J. Reynolds Tobacco Company as the “Indemnitor” under the Indemnification Agreement.

Individual Cases

On July 26, 2004, there were 26 smoking and health cases pending on behalf of individual plaintiffs in which Registrant has been named as one of the defendants, compared with 26 such cases as of February 17, 2004 as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Class Actions

As of July 26, 2004, there were six purported smoking and health class actions pending in which Registrant has been named as one of the defendants, compared with six such cases on February 17, 2004, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Health Care Cost Recovery Actions

As of July 26, 2004, there was one health care cost recovery action pending in which Registrant had been named as one of the defendants, compared with one such case as of February 17, 2004, as reported by Registrant in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Certain Developments Affecting the Indemnitor

In Engle v. R.J. Reynolds Tobacco Company, et. al. (reported under Part I, Item 3, “Legal Proceedings” of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), on May 12, 2004 the Florida Supreme Court accepted jurisdiction to review the action, and scheduled oral argument on plaintiffs’ appeal for November 3, 2004. The Company is not a party to the Engle litigation.

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

Reference is made to Note 14, “Pending Litigation” in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(b)	Environmental Matters

We are subject to laws and regulations relating to protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future. In our opinion, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Below are the repurchases of common stock by the Company for the three months ended June 30, 2004:

Three Months Ended June 30, 2004	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Maximum number of shares that may yet be purchased under the programs(1)
April 1-30	25,300	$77.47	25,000	9,533,200
May 1-31	392,300	74.42	392,300	9,140,900
June 1-30	1,372,200	74.13	1,372,200	7,768,700

Total	1,789,800	$74.24	1,789,500

(1)	1,789,500 of the 1,789,800 shares purchased by the Company between April 1, 2004 and June 30, 2004 were acquired in open market transactions pursuant to a share repurchase program that was approved by the Company’s Board of Directors on February 24, 2004 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program approved on February 24, 2004 authorized the Company’s management to purchase up to 5,000,000 shares from March 1, 2004 to February 28, 2005. The Board of Directors on February 24, 2004 also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2005 to the extent the Executive Committee determines it appropriate.
(2)	300 of the 1,789,800 shares purchased by the Company between April 1, 2004 and June 30, 2004 were purchased from employees of the Company in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on April 27, 2004.

(b)	Registrant’s Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class III directors, Mrs. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson, were duly elected at the 2004 Annual Meeting for a term of office expiring at the 2007 Annual Meeting. The term of office of the Class I directors, Mr. Thomas C. Hays, Mr. Pierre E. Leroy, Mr. Gordon R. Lohman, and Mr. J. Christopher Reyes, and the Class II directors, Dr. Patricia O. Ewers, Mr. Eugene A. Renna, and Mr. David M. Thomas, also continued after the 2003 Annual Meeting.

(c)	(i) The three nominees for Class II directors were elected by a plurality of the combined votes cast by the holders of Registrant’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Mrs. Tatlock: 91,767,321 votes for and 37,742,422 votes withheld; (B) Mr. Wesley: 91,735,075 votes for and 37,774,668 votes withheld; (C) Mr. Wilson: 91,772,200 votes for and 37,737,543 votes withheld.

(ii) A proposal (designated Item 2 and set forth in Registrant’s Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP independent accountants of Registrant for the year 2004, was approved by a majority of the combined votes cast by the holders of Registrant’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 124,085,784 affirmative votes; 4,518,750 negative votes; and 905,004 votes abstained.

(iii) A proposal (designated Item 3 and set forth in Registrant’s Proxy Statement), from a stockholder, Nick Rossi, relating to the Registrant’s rights plan, was approved by a majority of the combined votes cast by the holders of Registrant’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 72,114,497 affirmative votes; 34,214,177 negative votes; and 1,583,392 votes abstained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10a1.	Five Year Revolving Credit Agreement dated as of July 8, 2004 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are parties thereto, JPMorgan Chase Bank as Administrative agent and Citibank, N.A. as Syndication agent.

10a2.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) to the Indemnification Agreement dated as of December 22, 1994 among Fortune Brands, Inc., B&W and The American Tobacco Company, constituting Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

12.	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: August 9, 2004	By	/s/ C. P. Omtvedt
C. P. Omtvedt
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Sequentially Numbered Page
10a1.

Five Year Revolving Credit Agreement dated as of

July 8, 2004 by and among Fortune Brands, Inc.,

Fortune Brands Finance UK P.L.C., the lenders that are

parties thereto, JPMorgan Chase Bank as Administrative

agent and Citibank, N.A. as Syndication agent.

10a2.

Supplemental Agreement, dated as of July 30, 2004, among

Fortune Brands, Inc., Brown & Williamson Tobacco

Corporation (B&W) and R.J. Reynolds Tobacco Company

(formerly known as Brown & Williamson U.S.A., Inc.)

to the Indemnification Agreement dated as of

December 22, 1994 among Fortune Brands, Inc., B&W

and The American Tobacco Company, constituting

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