Form 10-Q
period 2004-09-30
FORTUNE BRANDS INC
filed 2004-11-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, par value $3.125 per share, at October 31, 2004 was 144,153,116.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$195.1	$104.6
Accounts receivable, net	1,051.0	973.4
Inventories
Bulk whiskey	252.5	231.4
Other raw materials, supplies and work in process	313.1	281.2
Finished products	483.8	443.6

	1,049.4	956.2
Other current assets	262.9	247.4

Total current assets	2,558.4	2,281.6

Property, plant and equipment, net	1,322.1	1,358.9

Goodwill resulting from business acquisitions, net	2,002.1	2,439.5

Other intangible assets resulting from business acquisitions, net	1,356.4	889.1

Other assets	481.2	475.8

Total assets	$7,720.2	$7,444.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	September 30, 2004	December 31, 2003
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$17.3	$24.1
Commercial paper	526.0	506.3
Current portion of long-term debt	200.4	200.5
Accounts payable	350.4	316.4
Accrued taxes	300.5	342.6
Accrued customer programs	217.6	184.6
Accrued salaries, wages and other compensation	166.5	166.3
Accrued expenses and other liabilities	426.6	392.7

Total current liabilities	2,205.3	2,133.5
Long-term debt	1,241.0	1,242.6
Deferred income	153.0	173.3
Other liabilities	868.1	806.5

Total liabilities	4,467.4	4,355.9

Minority interest in consolidated subsidiaries	371.2	369.5
Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	7.2	7.5
Common stock, par value $3.125 per share, 229.6 million shares issued	717.4	717.4
Paid-in capital	142.1	126.7
Accumulated other comprehensive loss	(96.0)	(106.2)
Retained earnings	5,293.1	4,942.2
Treasury stock, at cost	(3,182.2)	(2,968.1)

Total stockholders’ equity	2,881.6	2,719.5

Total liabilities and stockholders’ equity	$7,720.2	$7,444.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

for the Nine Months Ended September 30, 2004 and 2003

(In millions, except per share amounts)

(Unaudited)

	2004	2003
Net sales	$5,409.4	$4,558.0

Cost of products sold	2,992.3	2,478.9
Excise taxes on spirits and wine	214.2	220.4
Advertising, selling, general and administrative expenses	1,334.8	1,163.3
Amortization of intangibles	28.0	14.1
Restructuring charges	28.8	17.4
Write-down of identifiable intangibles	—	12.0

Operating income	811.3	651.9

Interest expense	65.9	55.0
Other income, net	(36.6)	(35.5)

Income before income taxes and minority interests	782.0	632.4

Income taxes	233.9	198.0
Minority interests	13.8	12.1

Net income	$534.3	$422.3

Earnings per common share
Basic	$3.67	$2.90

Diluted	$3.56	$2.82

Dividends paid per common share	$0.93	$0.84

Average number of common shares outstanding
Basic	145.3	145.5

Diluted	150.3	149.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

for the Three Months Ended September 30, 2004 and 2003

(In millions, except per share amounts)

(Unaudited)

	2004	2003
Net sales	$1,812.1	$1,583.8

Cost of products sold	1,002.9	851.7
Excise taxes on spirits and wine	70.6	78.6
Advertising, selling, general and administrative expenses	436.5	400.4
Amortization of intangibles	8.6	4.6
Restructuring charges	7.7	9.6

Operating income	285.8	238.9

Interest expense	22.5	18.2
Other income, net	(10.1)	(18.8)

Income before income taxes and minority interests	273.4	239.5

Income taxes	41.7	89.5
Minority interests	4.9	3.9

Net income	$226.8	$146.1

Earnings per common share
Basic	$1.57	$1.01

Diluted	$1.52	$0.97

Dividends paid per common share	$0.33	$0.30

Average number of common shares outstanding
Basic	144.0	145.1

Diluted	148.8	149.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

for the Nine Months Ended September 30, 2004 and 2003

(In millions)

(Unaudited)

	2004	2003
Operating activities
Net income	$534.3	$422.3
Restructuring charges	6.9	10.0
Depreciation and amortization	167.9	143.6
Deferred income taxes	8.2	47.7
Write-down of identifiable intangibles	—	12.0
Increase in accounts receivable	(67.7)	(69.0)
(Increase) decrease in inventories	(88.5)	2.9
Increase (decrease) in accounts payable, accrued expenses and other liabilities	9.2	(0.1)
Increase in accrued taxes	21.6	8.1
Tax benefit on exercise of stock options	19.4	9.8
Other operating activities, net	(11.5)	(48.3)

Net cash provided from operating activities	599.8	539.0

Investing activities
Additions to property, plant and equipment	(148.6)	(121.2)
Acquisitions and dispositions, net of cash acquired	(29.7)	(114.4)
Proceeds from the disposition of property, plant and equipment	20.2	11.0

Net cash used by investing activities	(158.1)	(224.6)

Financing activities
Increase in short-term debt, net	13.2	217.3
Dividends paid to stockholders	(135.8)	(122.8)
Issuance of long-term debt	—	0.2
Repayment of long-term debt	(3.3)	(107.7)
Cash purchases of common stock for treasury	(262.9)	(168.0)
Proceeds received from exercise of stock options	37.4	47.6
Other financing activities, net	(9.1)	(41.7)

Net cash used by financing activities	(360.5)	(175.1)

Effect of foreign exchange rate changes on cash	9.3	7.0

Net increase in cash and cash equivalents	90.5	143.6

Cash and cash equivalents at beginning of period	104.6	15.4

Cash and cash equivalents at end of period	$195.1	$161.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the Nine Months Ended September 30, 2004 and 2003

(In millions except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2002	$7.9	$717.4	$116.0	$(177.6)	$4,529.9	$(2,880.4)	$2,313.2

Comprehensive income
Net income	—	—	—	—	422.3	—	422.3
Changes during the period	—	—	—	44.1	—	—	44.1

Total comprehensive income	—	—	—	44.1	422.3	—	466.4

Dividends ($1.14 per share)	—	—	—	—	(166.7)	—	(166.7)
Purchases (3.4 shares)	—	—	—	—	—	(161.1)	(161.1)
Tax benefit on exercise of stock options	—	—	9.8	—	—	—	9.8
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.7 shares)	(0.3)	—	(8.4)	—	—	59.8	51.1

Balance at September 30, 2003	$7.6	$717.4	$117.4	$(133.5)	$4,785.5	$(2,981.7)	$2,512.7

Balance at December 31, 2003	$7.5	$717.4	$126.7	$(106.2)	$4,942.2	$(2,968.1)	$2,719.5

Comprehensive income
Net income	—	—	—	—	534.3	—	534.3
Changes during the period	—	—	—	10.2	—	—	10.2

Total comprehensive income	—	—	—	10.2	534.3	—	544.5

Dividends ($1.26 per share)	—	—	—	—	(183.4)	—	(183.4)
Purchases (3.5 shares)	—	—	—	—	—	(258.6)	(258.6)
Tax benefit on exercise of stock options	—	—	19.4	—	—	—	19.4
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.2 shares)	(0.3)	—	(4.0)	—	—	44.5	40.2

Balance at September 30, 2004	$7.2	$717.4	$142.1	$(96.0)	$5,293.1	$(3,182.2)	$2,881.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The condensed consolidated balance sheet as of September 30, 2004, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2004 and 2003. Interim results may not be indicative of results for a full year.

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

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans (the “Plans”) as of September 30, 2004. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. Grants under the 1999 Long-Term Incentive Plan may be made on or before December 31, 2004; the 1999 Plan also has a maximum share grant limit of 12 million shares. No new stock-based awards can be made under the 1990 Long-Term Incentive Plan, but there are existing awards that continue to be exercisable.

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

We elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for the stock option portion of stock-based compensation and to disclose pro forma net income and earnings per share required under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” If compensation cost for the stock-based compensation was determined based on the fair value at the grant dates for awards under the Plans, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense on a straight-line basis over the vesting period, on a pro forma basis, net income and earnings per share would have been as follows for the nine and three months ended September 30, 2004 and 2003:

Nine Months Ended September 30,

(In millions, except per share amounts)

	2004	2003
Net income – as reported	$534.3	$422.3

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	8.8	5.8

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(27.9)	(20.6)

Pro forma net income	$515.2	$407.5

Earnings per Common share
Basic – as reported	$3.67	$2.90
Basic – pro forma	$3.54	$2.80

Diluted – as reported	$3.56	$2.82
Diluted – pro forma	$3.43	$2.72

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Concluded)

Three Months Ended September 30,

(In millions, except per share amounts)

	2004	2003
Net income – as reported	$226.8	$146.1

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	2.5	2.6

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(9.0)	(7.0)

Pro forma net income	$220.3	$141.7

Earnings per Common share
Basic – as reported	$1.57	$1.01
Basic – pro forma	$1.53	$0.98

Diluted – as reported	$1.52	$0.97
Diluted – pro forma	$1.48	$0.95

3.	Accounting Changes

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003. The objective of FIN 46 is to improve financial reporting by companies having transactions involving variable interest entities. In December 2003, the FASB issued a revision to FIN 46 (FIN46R). FIN 46 and FIN 46R did not have an impact on our results or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Accounting Changes (Concluded)

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘the Medicare Prescription Act’).” FSP 106-2 provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Act enacted in December 2003. The Medicare Prescription Act will provide a prescription drug benefit under Medicare Part D, as well as provide a federal subsidy to employers that provide a program for prescription drug benefits that is at least actuarially equivalent to Medicare Part D.

We adopted FSP 106-2 prospectively in the third quarter of 2004. Several of our postretirement plans qualify for the federal subsidy; however, the adoption of FSP 106-2 did not have a material impact on our results of operations. The subsidy, which will result in lower future expense, reduced our accumulated postretirement benefit obligation by $10.9 million, or 6%.

4.	Acquisitions

In June 2004, the Home and Hardware business acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems. This acquisition gives Therma-Tru Holdings, Inc. (Therma-Tru) a stronger growth platform in the U.K. In June, the Home and Hardware business also acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada that is complementary to Master Lock. The aggregate purchase price of these acquisitions and their resulting impact on our consolidated financial statements is not material.

In December 2003, the Spirits and Wine business obtained a 20-year extension of the rights to manufacture and distribute Gilbey’s gin and vodka in the U.S., extending the license agreement to 2027, and acquired trademark and distribution rights in California to Kamchatka vodka. In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of super premium and ultra-premium wines. In June 2003, the Home and Hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, the Home and Hardware business acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks. The aggregate cost of these acquisitions was $123.7 million. The cost exceeded the estimated fair value of net assets acquired by approximately $90 million. The acquired businesses have been included in consolidated results from the date of acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Concluded)

In November 2003, the Home and Hardware business acquired Therma-Tru, a leading manufacturer of residential entry door systems in the United States. This acquisition fits our strategic focus on leading brands, shares beneficial demographics and market fundamentals with our other Home and Hardware brands, and creates valuable synergies within our Home and Hardware business. The purchase was financed through the issuance of commercial paper and subsequently partially refinanced through the issuance of long-term debt securities under our outstanding shelf registration statement filed with the Securities and Exchange Commission. Results of operations have been included in the consolidated financial statements as of the acquisition date. The acquisition price was $924.0 million, net of cash.

In April 2003, the Spirits and Wine business returned a portion of invested capital ($304.1 million) to its shareholders, the Company and V&S Vin & Sprit AB. This return of capital related to the disposition of Jim Beam Brands Worldwide, Inc.’s U.K.-based Scotch whisky business in 2001. The impact on our financial statements was a reduction in minority interests of $30.4 million.

5.	Goodwill and Other Intangible Assets

We had net goodwill of approximately $2.0 billion as of September 30, 2004. The decrease in goodwill during the nine months ended September 30, 2004 of $437.4 million from $2.4 billion as of December 31, 2003 was principally attributable to the recognition of identifiable intangible assets that were previously included in goodwill for the 2003 acquisition of Therma-Tru ($446.6 million).

We also had indefinite-lived intangibles, principally tradenames, of $795.6 million as of September 30, 2004 compared to $496.6 million as of December 31, 2003. The increase of $299.0 million was due to the recognition of identifiable intangible assets previously included in goodwill for the acquisition of Therma-Tru ($234.2 million) and reclassification of a tradename as the result of assessing the factors noted below ($64.8 million).

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance with respect to geographic markets, volumes and prices, plans for ongoing tradename support over the estimated useful lives and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $719.9 million and $159.1 million, respectively, as of September 30, 2004, compared to $545.1 million and $152.6 million, respectively, as of December 31, 2003. The gross carrying value increase was principally due to the recognition of identifiable intangible assets previously included in goodwill for the acquisition of Therma-Tru ($253.9 million), partly offset by the reclassification of a tradename as the result of assessing the factors noted above ($85.6 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Intangible Assets (Concluded)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2004 are as follows:

	As of September 30, 2004
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets
Tradenames	$913.1	$(117.5	)(1)	$795.6
Amortizable intangible assets
Tradenames	377.0	(130.1)		246.9
Customer and contractual relationships	257.3	(24.2)		233.1
Patents/proprietary technology	75.4	(4.6)		70.8
Licenses and other	10.2	(0.2)		10.0

Total	719.9	(159.1)		560.8

Total identifiable intangibles	$1,633.0	$(276.6)		$1,356.4

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $28.0 million and $14.1 million for the nine months ended September 30, 2004 and 2003, respectively. Intangible amortization was $8.6 million and $4.6 million for the three months ended September 30, 2004 and 2003, respectively. The increases were primarily due to amortization of identifiable intangibles associated with acquisitions, partly offset by foreign currency fluctuations.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

During the third quarter, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $49.2 million or $0.33 cents per diluted share. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, offset by the disallowance of a deduction for which no reserve had been established. The audit now moves to review by the Congressional Joint Tax Committee and will be completed either in the fourth quarter or early in the first quarter of 2005. Assuming their approval, we will reverse an additional tax reserve and recognize income in the range of $45 to $55 million, and receive a refund of approximately $55 million.

Separately, in the third quarter, we recognized a tax benefit through reversal of a deferred tax valuation allowance of approximately $7 million relating to the Office business’s non-U.S. operations in connection with a change in our expectations about the utilization of certain losses. This benefit is predominately associated with restructuring initiatives in that business.

During the nine months ended September 30, 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Information on Business Segments

Net sales for the nine and three months ended September 30, 2004 and 2003 by segment are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2004	2003	2004	2003
Home and Hardware	$2,733.7	$2,064.7	$959.4	$740.1
Spirits and Wine	815.8	774.6	279.3	281.8
Golf	1,016.4	929.4	269.6	275.2
Office	843.5	789.3	303.8	286.7

Net Sales	$5,409.4	$4,558.0	$1,812.1	$1,583.8

Operating income for the nine and three months ended September 30, 2004 and 2003 by segment is as follows:
	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2004	2003	2004	2003
Home and Hardware	$436.6	$339.8	$161.7	$132.1
Spirits and Wine	217.3	197.0	74.6	69.6
Golf	151.7	134.7	27.0	33.5
Office	58.3	21.9	38.3	17.0

Less:
Corporate expenses	52.6	41.5	15.8	13.3

	$811.3	$651.9	$285.8	$238.9

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions, except for per share amounts)	2004	2003	2004	2003

Net Income	$534.3	$422.3	$226.8	$146.1
Less: Preferred stock dividends	0.4	0.5	0.1	0.2

Income available to common stockholders - basic	533.9	421.8	226.7	145.9
Convertible Preferred stock dividend requirements	0.4	0.5	0.1	0.2

Income available to common stockholders - diluted	$534.3	$422.3	$226.8	$146.1

Weighted average number of common shares outstanding - basic	145.3	145.5	144.0	145.1
Conversion of Convertible Preferred Stock	1.5	1.6	1.4	1.6
Exercise of stock options	3.5	2.8	3.4	3.2

Weighted average number of common shares outstanding – diluted	150.3	149.9	148.8	149.9

Earnings per common share
Basic	$3.67	$2.90	$1.57	$1.01
Diluted	$3.56	$2.82	$1.52	$0.97

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine and three months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Service cost	$24.8	$21.2	$2.5	$2.0
Interest cost	43.9	40.7	7.5	7.3
Expected return on plan assets	(53.8)	(47.3)	—	—
Amortization of prior service cost	2.5	2.8	0.1	(0.2)
Amortization of net loss	8.7	3.7	0.5	—
Settlement loss	2.2	—	—	—

Net periodic benefit cost	$28.3	$21.1	$10.6	$9.1

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Service cost	$8.5	$5.4	$0.8	$0.4
Interest cost	15.1	13.2	2.2	2.5
Expected return on plan assets	(18.4)	(16.1)	—	—
Amortization of prior service cost	0.8	1.0	0.1	—
Amortization of net loss	3.2	1.1	—	0.2
Settlement loss	2.2	—	—	—

Net periodic benefit cost	$11.4	$4.6	$3.1	$3.1

In 2004, we expect to make cash contributions of approximately $95 million to fund pension liabilities for our defined-benefit plans.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Guarantees and Commitments

As of September 30, 2004, we had third-party guarantees totaling approximately $78 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’s international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In 2003, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $1.3 million as of September 30, 2004 to reflect the fair value of the guarantees to Maxxium.

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for such transactions. Accordingly, pursuant to FIN 45, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2004 or in future periods.

11.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product that is sold.

The following table summarizes activity related to our product warranty liability during the nine and three months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2004	2003	2004	2003
Balance at the beginning of the period	$(12.9)	$(9.2)	$(14.6)	$(12.4)
Provision for warranties issued	(26.1)	(22.8)	(10.4)	(7.7)
Settlements made (in cash or in kind)	22.4	19.8	8.4	7.9

Balance at the end of the period	$(16.6)	$(12.2)	$(16.6)	$(12.2)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Restructuring-Related Charges

Restructuring Charges

In April 2001, we announced that as a result of our evaluation of strategic options for our Office business, we would begin implementing a repositioning plan designed to improve both financial results and the long-term value of the business. In the second quarter of 2004, our Office business recorded the final charges associated with consolidation of manufacturing and distribution facilities and workplace reductions.

Our Home and Hardware business recorded charges primarily for workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities.

Golf charges relate to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

Pre-tax restructuring charges were as follows:

	Restructuring Charges
	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2004	2003	2004	2003
Home and Hardware	$8.8	$—	$7.8	$—
Golf	0.6	2.1	—	0.1
Office	19.4	15.3	(0.1)	9.5

	$28.8	$17.4	$7.7	$9.6

The 2004 net provision for the nine months ended September 30, 2004 of $28.8 million was comprised of a new provision of $29.7 million less adjustments of $0.9 million for accruals in excess of original estimates.

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

(In millions)	Balance at 12/31/03	2004 Provision	Cash Expenditures	Non-Cash Write-offs(1)	Balance at 9/30/04
Workplace reduction costs	$1.3	$16.0	$(17.2)	$—	$0.1
International distribution and lease agreements	1.0	(0.5)	—	—	0.5
Loss on disposal of assets	0.3	14.2	0.7 (2)	(14.7)	0.5

	$2.6	$29.7	$(16.5)	$(14.7)	$1.1

(1)	Includes the impact of foreign exchange.
(2)	Cash expenditures are positive due to proceeds from the disposal of assets.

Cash expenditures beyond 2004 will relate to employee severance payments in 2005 and carrying costs for real estate leases for facilities no longer in use.

The Home & Hardware and Golf businesses each expect to record additional pre-tax restructuring and restructuring-related charges of $1 million over the next three months to complete restructuring activities.

The Office business recorded final charges for its restructuring program in the second quarter.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Restructuring-Related Charges (Continued)

Reconciliation of Restructuring Liability (Concluded)

The following table represents the reconciliation of the restructuring liability, as of September 30, 2004, for restructuring charges recognized prior to January 1, 2003 in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”:

(In millions)	Balance at 12/31/03	Accrual Adjustments (1)	Cash Expenditures	Non-Cash Write-offs (2)	Balance at 9/30/04
Workplace reduction costs (3)	$1.6	$(0.4)	$(1.0)	$—	$0.2
International distribution and lease agreements	3.2	(0.2)	(0.7)	—	2.3
Loss on disposal of assets	0.7	(0.3)	(0.5)	0.2	0.1

	$5.5	$(0.9)	$(2.2)	$0.2	$2.6

(1)	Accrual Adjustments are for reversal of accruals in excess of original estimates.
(2)	Includes the impact of foreign exchange.
(3)	Of the planned downsizing of 2,065 positions, 1,952 reductions had been implemented as of September 30, 2004. No additional reductions are planned. The employee groups affected by these restructuring actions were primarily in the Office business and include plant and administrative hourly and salaried employees.

Cash expenditures beyond 2004 relate to employee severance payments in 2005 and real estate leases that run through 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Restructuring-Related Charges (Concluded)

Restructuring-Related Charges

During the nine and three months ended September 30, 2004 and 2003, we recorded pre-tax restructuring-related charges as follows:

	Restructuring-Related Charges
	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Home & Hardware
Cost of Sales Charges	$3.1	$—	$1.6	$—
SG&A Charges	—	—	—	—

Total	$3.1	$—	$1.6	$—

Golf
Cost of Sales Charges	$4.9	$1.6	$0.6	$1.6
SG&A Charges	—	—	—	—

Total	$4.9	$1.6	$0.6	$1.6

Office
Cost of Sales Charges	$4.6	$6.8	$(0.1)	$1.8
SG&A Charges	3.6	0.3	—	—

Total	$8.2	$7.1	$(0.1)	$1.8

Total
Cost of Sales Charges	$12.6	$8.4	$2.1	$3.4
SG&A Charges	3.6	0.3	—	—

Total	$16.2	$8.7	$2.1	$3.4

The 2004 Home and Hardware restructuring-related charges include costs associated with the consolidation of Waterloo Industries’ manufacturing facilities.

The 2004 Golf restructuring-related charges include costs related to the consolidation of golf ball manufacturing.

The 2004 Office restructuring-related charges include charges related to operating expense reduction initiatives, relocation of manufacturing facilities and inventory write-offs associated with the discontinuance of manufacturing certain product lines.

The 2003 restructuring-related charges include relocation of manufacturing and distribution facilities in the Office and Golf businesses and inventory write-offs associated with the discontinuance of certain unprofitable product lines in the Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and net minimum pension liability adjustments. The reconciliation of net income to total comprehensive income is:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2004	2003	2004	2003
Net income	$534.3	$422.3	$226.8	$146.1
Other comprehensive income (loss):
Foreign currency adjustments	10.2	44.1	8.0	(8.3)
Minimum pension liability adjustment	—	—	—	—

Total comprehensive income	$544.5	$466.4	$234.8	$137.8

Foreign currency adjustments are primarily due to foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) are as follows:

(In millions)	Foreign Currency Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(92.5)	$(85.1)	$(177.6)
Changes in nine months	44.1	—	44.1

Balance at September 30, 2003	$(48.4)	$(85.1)	$(133.5)

Balance at December 31, 2003	$(16.5)	$(89.7)	$(106.2)
Changes in nine months	10.2	—	10.2

Balance at September 30, 2004	$(6.3)	$(89.7)	$(96.0)

Included in the foreign currency adjustments balance at September 30, 2004 is deferred income of $0.8 million related to the hedging of anticipated transactions denominated in foreign currencies.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Pending Litigation

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed to indemnify Fortune Brands, Inc. (the Company) against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO (the Indemnification Agreement).

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

The Company is a defendant in a number of actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, we believe that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. We believe that the pending actions will not have a material adverse effect upon our results of operations, cash flows or financial condition because we believe we have meritorious defenses and the Company is indemnified under the Indemnification Agreement.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Pending Litigation

Other Litigation

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, is currently a defendant in approximately 135 cases claiming personal injury from asbestos, and has been dismissed as a defendant in approximately 80 cases. All of these suits name multiple defendants. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe we have meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

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

Item 2.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2004

Compared to the Nine Months Ended September 30, 2003

	Net Sales
	2004	2003
(In millions)
Home and Hardware	$2,733.7	$2,064.7
Spirits and Wine	815.8	774.6
Golf	1,016.4	929.4
Office	843.5	789.3

Net Sales	$5,409.4	$4,558.0

	Operating Income
	2004	2003
Home and Hardware	$436.6	$339.8
Spirits and Wine	217.3	197.0
Golf	151.7	134.7
Office	58.3	21.9
Less:
Corporate expenses	52.6	41.5

Operating Income	$811.3	$651.9

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

NINE MONTHS 2004 COMPARED TO 2003

Fortune Brands achieved strong results for the first nine months of 2004, as net sales increased 19% and net income increased 27%. Net sales grew as a result of:

•	strong growth for our consumer brands driven by successful new products and expanding customer relationships,

•	the benefit of acquisitions,

•	share gains in key markets, and

•	favorable foreign exchange.

Net income increased on:

•	strong operating performance,

•	the benefit of acquisitions,

•	favorable foreign exchange, and

•	higher tax credits,

partly offset by increased commodity costs and higher restructuring and restructuring-related charges.

Our operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales increased $851.4 million, or 19%, to $5.4 billion. Sales benefited from:

•	newly introduced products and line extensions in the Home & Hardware, Golf and Office businesses ($500 million in total), partly offset by lower sales of certain products being discontinued in the Golf, Home & Hardware and Office businesses,

•	the net impact ($339 million in aggregate) of acquisitions (primarily Therma-Tru) and dispositions,

•	favorable foreign exchange ($109 million), and

•	expanded customer relationships driving increased volume, primarily in the cabinets and entry door businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Cost of products sold

Cost of products sold increased $513.4 million, or 21%, on the higher net sales and increased costs for major commodities (in the range of $45-50 million), particularly steel and particleboard, partly offset by supply chain efficiencies, particularly in our Office and Home & Hardware businesses.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales due to greater international sales, as well as a favorable mix shift from mid-tier brands to premium and super-premium spirits and wines. In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $171.5 million, or 15%, as a result of higher sales and acquisitions, as well as increased advertising and marketing expenditures, partially offset by cost savings achieved as a result of our restructuring programs, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $13.9 million to $28.0 million primarily due to amortization of identifiable intangibles associated with the acquisition of Therma-Tru.

Restructuring charges

For the nine months ended September 30, 2004, we recorded pre-tax restructuring charges of $28.8 million. The charges principally related to the consolidation of manufacturing facilities and supply chain streamlining, largely in the Office and Home & Hardware businesses.

For the nine months ended September 30, 2003, we recorded pre-tax restructuring charges of $17.4 million. The charges principally related to the consolidation of manufacturing facilities and employee termination costs in the Office business.

Interest expense

Interest expense increased $10.9 million, or 20%, for the nine months ended September 30, 2004 as compared to the prior year period primarily due to interest associated with financing the 2003 acquisitions.

Other income, net

Other income, net increased $1.1 million to $36.6 million primarily due to a $12.0 million gain recorded as the result of insurance proceeds related to a Jim Beam warehouse fire in 2003, partly offset by the absence of last year’s $10.7 million in tax-related interest income.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Income taxes

Income taxes increased $35.9 million, or 18%. The reported effective income tax rate for the nine months ended September 30, 2004 and September 30, 2003 was 29.9% and 31.3%, respectively. The effective income tax rate for the first nine months of 2004 was lower primarily due to the higher tax credit this year.

During the third quarter, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $49.2 million or $0.33 cents per diluted share. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, offset by the disallowance of a deduction for which no reserve had been established. The audit now moves to review by the Congressional Joint Tax Committee and will be completed either in the fourth quarter or early in the first quarter of 2005. Assuming their approval, we will reverse an additional tax reserve and recognize income in the range of $45 to $55 million, and receive a refund of approximately $55 million.

Separately, in the third quarter, we recognized a tax benefit through reversal of a deferred tax valuation allowance of approximately $7 million relating to the Office business’s non-U.S. operations in connection with a change in our expectations about the utilization of certain losses. This benefit is predominately associated with restructuring initiatives in that business.

Last year, we recorded a tax credit of $35 million resulting from the completion of the IRS audit of our 1993-1996 tax returns.

Net income

Net income was $534.3 million, or $3.67 per basic share and $3.56 per diluted share, for the nine months ended September 30, 2004 compared to net income of $422.3 million, or $2.90 basic and $2.82 diluted, for the nine months ended September 30, 2003. The increase in net income of $112.0 million, or 27%, was due to:

•	strong sales performance,

•	the benefit of acquisitions,

•	supply chain efficiencies,

•	sustained profit recovery in the Office business,

•	a higher tax credit this year ($49.2 million) compared to last year ($35 million),

•	favorable foreign exchange ($14 million), and

•	the gain from insurance proceeds related to the fire that destroyed a Jim Beam warehouse in 2003 ($7.6 million),

partly offset by increased commodity costs and higher restructuring and restructuring-related charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

OPERATING SEGMENTS

Home and Hardware

Net sales increased $669.0 million, or 32%, to $2,733.7 million. The increase was attributable to the impact of acquisitions (Therma-Tru, Capital Cabinets, American Lock, Dudley & Sentinel), line extensions and new products ($231 million in total), strong underlying volume growth, expanding customer relationships, particularly in the cabinets business, a robust housing market, and price increases on select products, as well as favorable foreign exchange ($17 million).

Operating income increased $96.8 million, or 28%, to $436.6 million on the benefit of acquisitions, higher sales and productivity improvements, partially offset by higher commodity costs, particularly steel and particleboard, and restructuring and restructuring-related charges this year.

In October 2003, Waterloo Industries announced plans to consolidate its manufacturing from four facilities into three. Related to that action, in the nine-months ended September 30, 2004, we recorded $11.9 million in pre-tax restructuring and restructuring-related charges. We expect our Home and Hardware business will record additional pre-tax restructuring and restructuring-related charges of approximately $1 million over the next three months to complete restructuring activities.

We expect that our Home and Hardware business will continue to benefit from expanding customer relationships as well as strong long-term demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential door systems. These trends include factors such as growth in the number of U.S. households, increases in household wealth and aging of the housing stock.

Our Home and Hardware business may be impacted by U.S. economic conditions, including mortgage interest rates, and their potential impact on the U.S. housing and remodeling markets. Our business may also be affected by increases in the costs of certain commodities including higher fuel-related costs, although these higher costs have been, and we believe will continue to be, largely offset by select price increases. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base. Such consolidation may also present opportunities for our business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING SEGMENTS (Continued)

Spirits and Wine

Net sales increased $41.2 million, or 5%, to $815.8 million principally on favorable foreign exchange ($22 million), higher pricing for Jim Beam bourbon and mid-tier brands, strong growth in ready-to-drink Jim Beam products in Australia, and the acquisition of Wild Horse Winery.

Operating income increased $20.3 million, or 10%, to $217.3 million on the higher sales and favorable foreign exchange, partly offset by increased investment in key brand-building initiatives.

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

Golf

Net sales increased $87.0 million, or 9%, to $1,016.4 million. The increase was attributable to continued volume growth (golf clubs, golf balls, golf footwear, gloves and accessories - $65 million) driven by the introduction of successful new golf products and line extensions, as well as favorable foreign exchange ($28 million).

Operating income increased $17.0 million, or 13%, to $151.7 million on higher sales, improved margins and favorable foreign exchange.

In April 2003, our Golf business announced plans to consolidate its three golf ball manufacturing facilities into its two newest production facilities. This consolidation has created manufacturing efficiencies while preserving capacity to meet expected demand. Related to this consolidation, in the nine-months ended September 30, 2004, we recorded $5.5 million in pre-tax restructuring and restructuring-related charges. We expect to record additional pre-tax restructuring and restructuring-related charges of approximately $1 million to complete restructuring activities in 2004.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING SEGMENTS (Continued)

Golf (Concluded)

The U.S. golf industry is highly competitive. Even though new competitors have entered the category in recent years, our Golf business has significantly grown sales, market share and profit with innovative new products. The underlying market is also impacted by various factors that affect rounds of play, including economic conditions, weather conditions, destination travel and corporate spending. Rounds of play in the U.S. have decreased over the past four years, although they are essentially flat year-to-date. While competitors with high inventories in the marketplace, especially for clubs, have resorted to significant price discounting, our retail inventories are not excessive. The future success of our Golf business will depend upon continued innovation and marketing across its product categories.

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

Office

Net sales increased $54.2 million, or 7%, to $843.5 million. The increase was principally related to favorable foreign exchange ($42 million) and higher sales in the U.S. driven by volume growth, particularly in Kensington computer accessories.

Operating income increased $36.4 million to $58.3 million on the benefit of the business’s ongoing repositioning program, including successful supply chain realignment and cost reduction initiatives, favorable foreign exchange, and increases in sales volume, partly offset by higher commodity costs, particularly for steel.

The office products industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our office products group and its competitors. We’re addressing these challenges through design innovation, value-added features and services.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING SEGMENTS (Concluded)

Office (Concluded)

Since 2001, we have been repositioning and restructuring the Office business to improve both financial results and the long-term value of the business. Under this plan, our Office business has significantly realigned and streamlined its worldwide operations, intensified its focus on growing profitable core products, and reduced overhead expenses and excess capacity. We recorded the final charges for the restructuring program in the second quarter. During the nine-months ended September 30, 2004, we recorded total pre-tax restructuring and restructuring-related charges of $27.6 million. We have reduced the business’ manufacturing and distribution square footage by approximately 40 percent, providing significant cost savings. These actions have also generated significant working capital improvements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities of $599.8 million for the nine months ended September 30, 2004 compared with $539.0 million for the same nine-month period last year. The increase of $60.8 million was principally related to higher net income in 2004, improved working capital efficiency and receipt of insurance proceeds from the Jim Beam warehouse fire last year, partly offset by higher inventory due to increased sales volume, new products and acquisitions.

Net cash used by investing activities for the nine months ended September 30, 2004 was $158.1 million, compared with $224.6 million in the same nine-month period last year. The lower net cash used by investing activities was attributable to less investment in acquisitions this year.

Net cash used by financing activities for the nine months ended September 30, 2004 was $360.5 million, compared with $175.1 million in the same nine-month period last year. The higher cash used by financing activities was primarily attributable to a decrease in commercial paper borrowings.

In the third quarter, we increased our quarterly dividend on common stock by 10% from $0.30 per share to $0.33 per share, reflecting the strength of our cash flow and operating performance, and our confidence in the Company’s prospects.

Total debt increased $11.3 million during the nine-month period ended September 30, 2004 to $2.0 billion. The ratio of total debt to total capital decreased to 37.9% at September 30, 2004 from 39.0% at December 31, 2003.

At September 30, 2004, $2 billion of debt and equity securities were available for public sale under our universal shelf registration with the Securities and Exchange Commission, which became effective on May 7, 2004.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long- and short-term capital needs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments:

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, total approximately $78 million as of September 30, 2004. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In the third quarter of 2003, we renewed our guarantees of Maxxium’s credit facilities. The renewal extended of the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $1.3 million as of September 30, 2004 to reflect the fair value of the guarantees to Maxxium.

In addition, as a part of the formation of the Future Brands LLC joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. We cannot estimate the possible future obligations under this agreement. At September 30, 2004, JBBCo. did not have any outstanding obligations as a result of this arrangement.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

Indemnification Contracts:

We have provided certain indemnities pursuant to which we may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestiture agreements such as environmental, tax, product liability, employee liability and other contingencies depending on the transaction. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, pursuant to FIN 45, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date.

We have not made any payments related to indemnity obligations that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that potential payments we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for 2004 or in subsequent periods.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

FORTUNE BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2004

Compared to the Three Months Ended September 30, 2003

	Net Sales
(In millions)	2004	2003

Home and Hardware	$959.4	$740.1
Spirits and Wine	279.3	281.8
Golf	269.6	275.2
Office	303.8	286.7

Net Sales	$1,812.1	$1,583.8

	Operating Income
	2004	2003
Home and Hardware	$161.7	$132.1
Spirits and Wine	74.6	69.6
Golf	27.0	33.5
Office	38.3	17.0
Less:
Corporate expenses	15.8	13.3

Operating Income	$285.8	$238.9

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THIRD QUARTER 2004 COMPARED TO 2003

In the third quarter, Fortune Brands achieved a 14% increase in sales and net income grew 55%. Our third quarter sales increase was due to strong broad-based top-line growth across our businesses driven by:

•	successful new products and line extensions and expanded customer relationships,

•	the benefit of 2003 acquisitions,

•	select price increases implemented to help offset commodity cost increases’ and

•	favorable foreign exchange.

Net income benefited from:

•	strong operating performance,

•	the benefit of 2003 acquisitions, and

•	favorable foreign exchange.

Net Sales

Net sales increased $228.3 million, or 14%, to $1.8 billion. Sales benefited from:

•	newly introduced products and line extensions in the Golf, Home & Hardware and Office businesses ($163 million in total), partly offset by lower sales of certain products being discontinued in the Golf, Home & Hardware and Office businesses,

•	the net impact ($123 million in aggregate) of acquisitions (primarily Therma-Tru) and dispositions, and

•	favorable foreign exchange ($26 million).

Cost of products sold

Cost of products sold increased $151.2 million, or 18%, on the higher net sales and increased costs for major commodities (in the range of $25-30 million), particularly steel and particleboard, partly offset by supply chain efficiencies, particularly in our Office and Home & Hardware businesses.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales due to greater international sales, as well as a favorable mix shift from mid-tier brands to premium and super-premium spirits and wines.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $36.1 million, or 9%, as a result of higher sales and acquisitions, partially offset by cost savings achieved as a result of our restructuring programs and other cost containment initiatives, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $4.0 million to $8.6 million primarily due to amortization of identifiable intangibles associated with acquisition of Therma-Tru.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Continued)

Restructuring charges

For the three months ended September 30, 2004, we recorded pre-tax restructuring charges of $7.7 million, principally related to the consolidation of manufacturing facilities in the Home & Hardware business at Waterloo.

For the three months ended September 30, 2003, we recorded pre-tax restructuring charges of $9.6 million. The charges principally related to consolidation of manufacturing facilities in the Office and Golf businesses and employee termination costs in the Office business.

Interest expense

Interest expense increased $4.3 million, or 24%, for the three months ended September 30, 2004 as compared to the prior year period primarily due to interest associated with financing the 2003 acquisitions.

Other income, net

Other income, net decreased $8.7 million to $10.1 million due to the absence of last year’s interest income recorded on a tax receivable.

Income taxes

Income taxes decreased $47.8 million to $41.7 million. The reported effective income tax rate for the three months ended September 30, 2004 and September 30, 2003 was 15.3% and 37.4%, respectively. The lower effective rate primarily relates to a net tax reserve reversal booked in the quarter.

During the third quarter, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $49.2 million or $0.33 cents per diluted share. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, offset by the disallowance of a deduction for which no reserve had been established. The audit now moves to review by the Congressional Joint Tax Committee and will be completed either in the fourth quarter or early in the first quarter of 2005. Assuming their approval, we will reverse an additional tax reserve and recognize income in the range of $45 to $55 million, and receive a refund of approximately $55 million.

Separately, in the third quarter, we recognized a tax benefit through reversal of a deferred tax valuation allowance of approximately $7 million relating to the Office business’s non-U.S. operations in connection with a change in our expectations about the utilization of certain losses. This benefit is predominantly associated with restructuring initiatives in that business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED (Concluded)

Net income

Net income of $226.8 million, or $1.57 per basic share and $1.52 per diluted share, for the three months ended September 30, 2004 compared with net income of $146.1 million, or $1.01 basic and $0.97 diluted, for the three months ended September 30, 2003. The increase in net income of $80.7 million, or 55%, resulted from:

•	a tax credit of $49.2 million related to the Internal Revenue Service audit of 1997-2001,

•	strong sales performance,

•	supply chain efficiencies,

•	continuing profit recovery in the Office business,

•	the benefit of acquisitions, and

•	favorable foreign exchange ($4 million).

OPERATING SEGMENTS

Home and Hardware

Net sales increased $219.3 million, or 30%, to $959.4 million. The increase was attributable to the acquisitions of Therma-Tru and Capital Cabinets, strong volume growth benefiting from line extensions and new products ($90 million in total), expanding customer relationships and price increases on select products, as well as favorable foreign exchange ($4 million).

Operating income increased $29.6 million, or 22%, to $161.7 million on the benefit of 2003 acquisitions, higher volumes, and select price increases implemented to help offset the impact of higher commodity costs. These costs, as well as restructuring and restructuring-related charges this year, partly offset the above benefits.

Spirits and Wine

Net sales decreased $2.5 million, or 1%, to $279.3 million principally on a challenging comparison to last year when sales increased 11% partly on the benefit of higher U.S. distributor inventory levels. Sales benefited from strong growth in ready-to-drink Jim Beam products in Australia, favorable foreign exchange ($5 million), higher U.S. pricing for Jim Beam bourbon and mid-tier brands, and the acquisition of Wild Horse Winery.

Operating income increased $5.0 million, or 7%, to $74.6 million on higher pricing, favorable product mix and favorable foreign exchange, partly offset by lower sales and increased investment in key brand-building initiatives.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING SEGMENTS (Concluded)

Golf

Net sales decreased $5.6 million, or 2%, to $269.6 million. The decrease was attributable to comparison to last year’s strong third quarter (with sales up 16%) reflecting heavy shipments to support substantial share gains.

Operating income decreased $6.5 million, or 19%, to $27.0 million primarily on unfavorable product mix, principally in clubs.

Office

Net sales increased $17.1 million, or 6%, to $303.8 million. The increase was principally related to favorable foreign exchange ($10 million) and growth in underlying sales volume.

Operating income increased $21.3 million to $38.3 million on lower restructuring and restructuring-related charges (completed in the second quarter this year) and the benefit of the business’s ongoing repositioning program, including successful realignment of its supply chain.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003. The objective of FIN 46 is to improve financial reporting by companies having transactions involving variable interest entities. In December 2003, the FASB issued a revision to FIN 46 (FIN46R). FIN 46 and FIN 46R did not have an impact on our results or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘the Medicare Prescription Act’).” FSP 106-2 provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Act enacted in December 2003. The Medicare Prescription Act will provide a prescription drug benefit under Medicare Part D, as well as provide a federal subsidy to employers that provide a program for prescription drug benefits that is at least actuarially equivalent to Medicare Part D.

We adopted FSP 106-2 prospectively in the third quarter of 2004. Several of our postretirement plans qualify for the federal subsidy; however, the adoption of FSP 106-2 did not have a material impact on our results of operations. The subsidy, which will result in lower future expense, reduced our accumulated postretirement benefit obligation by $10.9 million, or 6%.

Pension Contributions

In 2004, we expect to make cash contributions of approximately $95 million to fund pension liabilities for our defined-benefit plans.

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

•	changes in general economic conditions,

•	foreign exchange rate fluctuations,

•	changes in interest rates,

•	changes in commodity costs,

•	returns on pension assets,

•	competitive product and pricing pressures,

•	trade consolidations,

•	the impact of excise tax increases with respect to distilled spirits,

•	regulatory developments,

•	the uncertainties of litigation,

•	changes in golf equipment regulatory standards,

•	the impact of weather, particularly on the Home &Hardware and Golf businesses,

as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A of the Company’s Form 10-K for the year ended December 31, 2003.

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

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company’s fiscal quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

(a)	Smoking and Health Proceedings

Indemnification Agreement

On December 22, 1994, the Company sold The American Tobacco Company (“ATCO”) to Brown & Williamson Tobacco Corporation (“B&W”), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

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

Individual Cases

On October 25, 2004, there were 26 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with 26 such cases as of February 17, 2004 as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2003.

Class Actions

As of October 25, 2004, there were six purported smoking and health class actions pending in which the Company has been named as one of the defendants, compared with six such cases on February 17, 2004, as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2003.

Health Care Cost Recovery Actions

As of October 25, 2004, there was one health care cost recovery action pending in which the Company had been named as one of the defendants, compared with one such case as of February 17, 2004, as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2003.

Certain Developments Affecting the Indemnitor

In Engle v. R.J. Reynolds Tobacco Company, et. al. (reported under Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003), on May 12, 2004 the Florida Supreme Court accepted jurisdiction to review the action, heard oral argument on November 3, 2004, and reserved decision on plaintiffs’ appeal. The Company is not a party to the Engle litigation.

List of Pending Cases

See Exhibit 99 to this Form 10-Q for a list of additional proceedings involving the smoking and health controversy in which the Company has been named as a defendant and not previously reported.

List of Terminated Cases

See Exhibit 99 to this Form 10-Q for a list of smoking and health proceedings, in which the Company has been named as a defendant, which have been terminated and have not previously been reported as such.

Conclusion

It is not possible to predict the outcome of the pending litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses and the Company is indemnified under the Indemnification Agreement.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2004:

Three Months Ended September 30, 2004	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Maximum number of shares that may yet be purchased under the programs(1)
July	535,800	$73.19	535,800	7,232,900
August	247,005	71.14	245,000	6,987,900
September	650	74.44	—	6,987,900

Total	783,455	$72.55	780,800

(1)	780,800 of the 783,455 shares purchased by the Company between July 1, 2004 and September 30, 2004 were acquired in open market transactions pursuant to a share repurchase program that was approved by the Company’s Board of Directors on February 24, 2004 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program approved on February 24, 2004 authorized the Company’s management to purchase up to 5,000,000 shares from March 1, 2004 to February 28, 2005. The Board of Directors on February 24, 2004 also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2005 to the extent the Executive Committee determines it appropriate.
(2)	2,655 of the 783,455 shares purchased by the Company between July 1, 2004 and September 30, 2004 were purchased from employees of the Company in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6. EXHIBITS.

(a	)	Exhibits

10a1.		Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.

10b1.		Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.

10c1.		Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.

10d1.		Form of Stock Option Agreement for awards under the Registrant’s 2002 Non-Employee Director Stock Option Plan.

12.		Statement re computation of ratio of earnings to fixed charges.

31.1.		Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.		Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.		List of Pending/Terminated Cases.

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

FORTUNE BRANDS, INC.
(Registrant)

Date: November 9, 2004	By	/s/ C. P. Omtvedt
C. P. Omtvedt
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Sequentially Numbered Page

10a1.	Form of Nonqualified Stock Option Award Notice and Terms and Condition for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.

10b1.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.

10c1.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.

10d1.	Form of Stock Option Agreement for awards under the Registrant’s 2002 Non-Employee Director Stock Option Plan.

12.	Statement re computation of ratio of earnings to fixed charges.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.