Form 10-K
period 2004-12-31
FORTUNE BRANDS INC
filed 2005-03-14
CIK 789073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-9076

Fortune Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3295276
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant, at June 30, 2004 (the last day of our most recent second quarter), was $10,877,245,399.39. The number of shares outstanding of registrant’s common stock, par value $3.125 per share, at February 10, 2005, was 144,886,374.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 26, 2005 (to be filed not later than 120 days after the end of registrant’s fiscal year) (“the 2005 Proxy Statement”) is incorporated by reference into Part III hereof.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business.

(a) General development of business.

Fortune Brands, Inc. is a holding company with subsidiaries engaged in the manufacture, production and sale of Home and Hardware products, Spirits and Wine, Golf products and Office products. References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

As a holding company, the Company is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the Company, and thus the right of the Company’s creditors (including holders of debt securities and other obligations) and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of the Company’s unconsolidated revenues and funds is dividends and other payments from subsidiaries. The Company’s principal subsidiaries currently are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to m ake other distributions with respect to their capital stock or other payments to the Company.

Fortune Brands’ success is driven by leading consumer brands in four categories: Home and Hardware products, Spirits and Wine, Golf products and Office products. We seek to grow sales and profits by investing in the growth of our leading consumer brands. Our brand investments include support for marketing, advertising and the development of innovative new products. We also seek to gain market share by developing and expanding customer relationships.

While our first priority is internal growth, we add to that growth with high-return acquisitions and joint ventures that position our businesses for even stronger growth and higher returns. Accordingly, we have made the following acquisitions and joint venture partnerships in recent years:

In 2004:

>	Therma-Tru Holdings, Inc. acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems, and Master Lock Company acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million.

In 2003:

>	Our Home and Hardware business acquired Therma-Tru Holdings, Inc. Therma-Tru is the leading brand of residential entry doors in the United States. The cost of the acquisition was $924.0 million.

We also completed the following acquisitions for an aggregate cost of $123.7 million:

Home and Hardware acquired:

>	Capital Cabinet Corporation, a cabinet supplier to builders in the Southwestern U.S. (June 2003).

>	American Lock Company, a manufacturer of commercial locks (April 2003).

Spirits and Wine acquired:

>	Wild Horse Winery, a maker of ultra-premium California wines (July 2003).

>	An extension of the rights to manufacture and distribute Gilbey’s gin and vodka in the U.S. and trademark rights to Kamchatka vodka in California (December 2003).

Acquisitions and joint ventures from 2000-2002 were:

>	Omega Holdings, Inc., a leading manufacturer of custom and semi-custom cabinetry, acquired by our Home and Hardware business in 2002 for $538.0 million.

>	Future Brands LLC (Future Brands), a joint venture established in 2001 by our Spirits and Wine business and V&S Vin & Sprit AB (V&S), the maker of ABSOLUT vodka, for the distribution of both companies’ spirits brands in the United States.

We have also sold a number of nonstrategic businesses and product lines, including the sale of the Spirits and Wine business’ U.K.-based Scotch whisky business in 2001 for $280 million, and the sale of the Home and Hardware unit’s specialty plumbing parts business in 2002 for $15 million.

On an ongoing basis, we review the portfolio of brands owned by our operating companies and evaluate our options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions will be made, we might finance acquisitions by issuing additional debt or equity securities. The possible additional debt from any completed acquisitions would increase the Company’s debt-to-equity ratio and these debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. We also consider other corporate strategies intended to enhance shareholder value, including share repurchases and higher dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect thereof might be upon the Company’s debt or equity securities.

Another aspect of our strategy is to continuously improve the productivity, as well as cost and asset structures of our businesses. Cost-reduction opportunities resulted in pre-tax restructuring charges of $29.2 million, $19.5 million and $45.9 million in 2004, 2003 and 2002, respectively.

Cautionary Statement

Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, “Item 1—Business” and “Item 3— Legal Proceedings” and in Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update them. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to:

>	changes in general economic conditions,

>	foreign exchange rate fluctuations,

>	changes in interest rates,

>	changes in commodity costs,

>	returns on pension assets,

>	competitive product and pricing pressures,

>	trade consolidations,

>	the impact of excise tax increases with respect to distilled spirits,

>	regulatory developments,

>	the uncertainties of litigation,

>	changes in golf equipment regulatory standards,

>	the impact of weather, particularly on the Home & Hardware and Golf businesses,

>	increases in health care costs,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

(b) Financial information about industry segments.

See Note 18, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

(c) Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the industry segments of Home and Hardware, Spirits and Wine, Golf and Office. For financial information about these industry segments, see Note 18, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Home and Hardware

Fortune Brands Home & Hardware, Inc. (Home and Hardware) is a holding company for subsidiaries in the Home and Hardware business. Subsidiaries include MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Moen Incorporated (Moen), Therma-Tru Corp. (Therma-Tru), Master Lock Company (Master Lock) and Waterloo Industries, Inc. (Waterloo). The home and hardware industry is highly competitive. Home and Hardware’s operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. Factors that affect the Home and Hardware business’ results of operations include levels of home improvement and residential construction activity, principally in the U.S. Approximately 10% of Home and Hardware’s sales are to international markets.

MasterBrand Cabinets is engaged in manufacturing custom, semi-custom, stock and ready-to-assemble kitchen cabinets and bathroom vanities. MasterBrand Cabinets sells under brand names including Aristokraft, Decora, Schrock, Diamond, Kemper, Omega, Kitchen Craft and HomeCrest. MasterBrand Cabinets sells directly to kitchen and bath specialty dealers, home centers, wholesalers and large builders. In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation. In April 2002, MasterBrand Cabinets acquired Omega Holdings, Inc., a manufacturer of custom and semi-custom cabinetry. MasterBrand Cabinets’ competitors include Masco, American Woodmark Corporation and Armstrong World Industries. MasterBrand Cabinets is the second largest cabinet manufacturer in North America.

Moen manufactures and/or sells faucets, bath furnishings, accessories, parts and kitchen sinks in North America and East Asia. Sales are made through Moen’s own sales force and independent manufacturers’ representatives primarily to wholesalers, mass merchandisers and home centers and also to industrial distributors and original equipment manufacturers. Products are sold principally in the U.S. and Canada and also in East Asia, Mexico and Latin America. Moen’s chief competitors include Masco, Black & Decker, Kohler, American Standard and imported private-label brands. Moen is the #1 faucet brand in North America.

In November 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc., a leading manufacturer of residential entry door systems in the United States. This acquisition fits our strategic focus on leading brands, shares beneficial demographics and market fundamentals with our other Home and Hardware brands, and creates valuable synergies within our Home and Hardware business. The purchase was financed through the issuance of commercial paper and subsequently partially refinanced through the issuance of long-term debt securities. See Note 6, “Long-Term Debt,” to the Consolidated Financial Statements. Results of operations have been included in the Company’s consolidated financial statements as of the acquisition date.

Therma-Tru designs and manufactures fiberglass and steel residential entry door and patio door systems, primarily for sale in the United States, Canada and Western Europe. Therma-Tru’s principal customers are building products distributors that sell door systems, windows, moldings and other millwork building products to the residential new construction market and home centers, as well as to the remodeling and renovation markets. Therma-Tru’s competitors include Masonite, Jeld-Wen and Plastpro. In June 2004, Therma-Tru acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems. Therma-Tru is the #1 residential entry door brand in the U.S.

Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive, trailer and towing locks and other specialty security devices. Sales of products designed for consumer use are made to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are made to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Kryptonite, Hampton and various imports in the padlock segment. In April 2003, Master Lock acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks. In June 2004, Master Lock acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. Master Lock is the #1 padlock worldwide.

Waterloo manufactures tool storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, to Lowe’s under the Kobalt brand name, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category. Waterloo is the #1 tool storage manufacturer worldwide.

In November 2002, the Home and Hardware business sold the non-strategic plumbing parts business.

Raw materials used for the manufacture of products offered by Home and Hardware’s operating companies are primarily red oak, maple and pine lumber, particleboard, rolled steel, brass, zinc, copper, nickel, and various plastic resins. These materials are available from a number of sources. In 2004, the Home and Hardware business experienced significant increases in the cost of commodities, particularly steel and particleboard (which were partially offset by price increases).

Spirits and Wine

Jim Beam Brands Worldwide, Inc. (JBBW) is a holding company for subsidiaries in the distilled spirits and wine business. Principal subsidiaries include Jim Beam Brands Co. (JBBCo.), Future Brands LLC, a majority owned subsidiary (Future Brands), Jim Beam Brands Australia Pty. Limited and Peak Wines International, Inc.

In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of premium and ultra-premium wines. In December 2003, the Spirits and Wine business extended the rights to manufacture and distribute Gilbey’s gin and vodka for an additional 20 years, and also acquired the trademark and distribution rights to the Kamchatka vodka brand in California (the Spirits and Wine business already owned all other U.S. rights to Kamchatka).

On October 16, 2001, the Spirits and Wine business sold the U.K.-based Scotch whisky business. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The Company recorded an after-tax gain of $21.8 million related to the sale.

On May 31, 2001, the Spirits and Wine business completed transactions with V&S Vin & Sprit AB (V&S), maker of ABSOLUT vodka, creating the Future Brands LLC joint venture to distribute both companies’ spirits brands in the United States. V&S paid $270 million to gain access to JBBCo.’s U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. V&S also acquired a three-year option to increase its equity stake in JBBW by up to an additional 9.9%, which expired unexercised. V&S may require the Company to purchase the JBBW preferred stock in whole or in part at any time after May 31, 2004 or upon a change in control of JBBW, JBBCo., or certain other events.

In August 1999, JBBW formed the Maxxium international sales and distribution joint venture with Remy Cointreau S.A. and Highland Distillers Group Limited to distribute and sell premium wines and spirits in key markets outside the United States. Concurrent with the formation of Future Brands in May 2001, V&S acquired a 25% interest in Maxxium.

Principal markets for the products of JBBW’s subsidiaries are the U.S., Australia and the U.K. Approximately 25% of our Spirits and Wine business’ sales are to international markets.

JBBW’s leading brands are owned by its subsidiaries, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, and Gilbey’s gin and Gilbey’s vodka are produced and sold in the U.S. under a license expiring September 30, 2027.

JBBCo., whose operations are located in the U.S., currently produces or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka and rum. JBBCo. and its predecessors have been distillers of bourbon whiskey since 1795. JBBCo.’s leading brand names are Jim Beam bourbon whiskey, Knob Creek, Booker’s, Baker’s and Basil Hayden’s small batch bourbons, DeKuyper cordials, The Dalmore single malt scotch whisky, El Tesoro tequila, Windsor Canadian supreme whisky, Kessler American blended whiskey, Kamora coffee liqueur, Ronrico rum, Vox vodka, Lord Calvert Canadian whisky and Gilbey’s gin. Geyser Peak, Canyon Road and Wild Horse wines are produced and sold by Peak Wines International, Inc. Products of JBBW’s subsidiaries are sold through various distributors. Products are sold through government-controlled liquor authorities in the 18 “control” states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages.

In October 2003, JBBW signed a development and distribution agreement with Starbucks Corporation to develop, manufacture and market a new product, Starbucks Coffee Liqueur, in the U.S. The product launched nationwide in the first quarter of 2005.

The distilled spirits business is highly competitive, with many brands sold in the consumer market. JBBW is the largest U.S.-based producer and marketer of distilled spirits and is among the major competitors worldwide. JBBW’s subsidiaries compete on the basis of product quality, price, service and innovation in response to consumer preferences. Major competitors include Diageo, Allied Domecq, Pernod Ricard, Brown-Forman, Bacardi and Constellation Brands. JBBW has the #1 bourbon and #1 small batch bourbon worldwide. DeKuyper is the #1 cordial in the U.S.

Over the past several years, there has been a trend toward consolidation of suppliers, distributors and retailers in the highly competitive global spirits and wine business. Continued consolidation may present pricing and service challenges for our Spirits and Wine business and our competitors. It may also present opportunities, particularly for the most efficient and innovative companies.

The peak season for the Spirits and Wine business is the fourth quarter due to seasonal holiday buying.

Because whiskeys are aged for various periods, generally from three to nine years, subsidiaries of JBBW maintain, in accordance with industry practice, substantial inventories of aging bulk whiskey in warehouse facilities. Whiskey production is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, JBBW may, from time to time, seek to purchase bulk whiskey if necessary to meet estimated future demand.

The principal raw materials for the production, storage and aging of distilled products, especially whiskeys, are primarily corn, other grains, and new oak barrels. These materials are readily available from a number of sources except that new oak barrels are available from only a limited number of major sources, one of which is owned by a competitor. JBBCo. has a long-term supply agreement for new oak barrels.

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

In the U.S., U.K. and many other countries, distilled spirits and wine are subject to federal excise taxes and/or customs duties as well as state, local and other taxes. Beverage alcohol sales are sensitive to higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, many states are considering possible excise tax increases and the possibility of future increases cannot be ruled out. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases would have an adverse effect on unit sales and increase existing competitive pressures.

Golf

Acushnet Company (Acushnet), together with its subsidiaries, is a leading manufacturer and distributor of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear and accessories. Acushnet’s leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist putters; FootJoy golf shoes; FootJoy and Titleist golf gloves; and FootJoy outerwear. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty and sporting goods stores throughout the United States. Sales are madeinthe U.K., Canada, Germany, Austria, Denmark, Ireland, France, Sweden, The Netherlands, South Africa, Thailand, Singapore, Malaysia, Australia, New Zealand, Korea and Japan through subsidiaries and outside these areas through distributors or agents. Approximately 30% of Acushnet’s sales are to international markets.

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. Acushnet has leading market positions in golf balls (Titleist), as well as golf shoes and golf gloves (FootJoy). Acushnet also has a leading market position in golf clubs in the U.S. (Titleist & Cobra). In golf balls, Acushnet’s main competitors are Top Flite, Nike, Bridgestone, Callaway and Maxfli. In golf clubs, Callaway, TaylorMade, Ping, Cleveland and Nike are the main competitors. In golf shoes, Nike and Adidas are the main competitors. In golf gloves, Nike, Callaway and Etonic are the main competitors. Acushnet’s business is seasonal and approximately 60% of its sales occur in the first half of the year and less than 20% in the fourth quarter.

The principal raw materials used in manufacturing are natural and synthetic rubbers, steel, titanium, and natural and synthetic leathers.

Acushnet’s advertising and promotional campaigns rely in part on a large number of touring professionals and club professionals using and endorsing its products. The market for the endorsement and promotional services of touring professionals has been and will continue to be increasingly competitive.

There is currently a substantial market in “knock-off” and counterfeit golf clubs, which imitate or copy the protected features of original equipment manufacturers’ golf club products. Acushnet has an active program of enforcing intellectual property rights against those who make or sell these products.

The U.S. golf industry is highly competitive. Despite favorable demographics of an aging population (rounds of play increasing with age), rounds of play in the U.S. have decreased over the past four years and were essentially flat in 2004 as a result of a combination of decreased golf-related travel, economic conditions, lower corporate spending and weather conditions. While competitors with high inventories in the marketplace, especially for clubs, resorted to significant price discounting, Acushnet’s retail inventories were not excessive and we maintained relatively strong pricing for current products. The future success of the Golf business will depend upon continued innovation and marketing across product categories.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. Each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length, and changing the overall distance standard for golf balls. These new rules, when combined with other existing rules, could reduce the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business. Any new rules may provide increased opportunities to the most innovative golf equipment manufacturers.

Office

ACCO World Corporation (ACCO) is a holding company for subsidiaries engaged in designing, developing, manufacturing and marketing a wide variety of traditional and computer-related office products, supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. Approximately 50% of our office business’ sales are to international markets. Products are manufactured by subsidiaries, joint ventures and licensees of ACCO, or manufactured to these subsidiaries’ specifications by third party suppliers, principally in the U.S., Canada, Mexico, Western Europe, Australia, New Zealand and Asia.

ACCO Brands, Inc. (ACCO Brands), ACCO’s primary U.S. operating company, manufactures and sells binders, fasteners, paper clips, punches, staples, stapling equipment and storage products, computer supplies and accessories, labels and presentation products. ACCO Canada Inc., a subsidiary of ACCO, manufactures binders and distributes in Canada a range of office products similar to that distributed by ACCO Brands in the U.S. ACCO Mexicana S.A. de C.V. manufactures binders and fasteners, and distributes in Mexico a range of office products similar to that distributed by ACCO Brands in the U.S. Principal office products brands include Swingline stapling and punch products, Wilson Jones binders and labels, Kensington computer accessories and supplies, Apollo and Boone presentation products and ACCO fastener products. Products are sold throughout the U.S., Canada and Mexico by in-house sales forces and independent representatives to office and computer products wholesalers, retailers/superstores, dealers, mail order companies and mass merchandisers.

Operating units of ACCO Europe PLC (ACCO Europe), another subsidiary of ACCO, manufacture and distribute a wide range of office supplies and machines, storage and retrieval filing systems and presentation products. ACCO Europe’s products are sold primarily in the U.K., Ireland, Western Europe and Australia through internal sales forces and through distributors. Principal brands sold by ACCO Europe’s subsidiaries include Rexel filing, stapling, binding, and laminating products, Twinlock filing products, Kensington computer accessories, Nobo presentation products and, in Australia, Marbig products.

Day-Timers, Inc. (Day-Timers), a subsidiary of ACCO, manufactures and distributes personal organizers and planners in the U.S. Products are sold in the U.S. and Canada by Day-Timers and in Australia, New Zealand and the U.K. by subsidiaries of Day-Timers through direct mail advertising, catalogs to consumers and businesses, and electronic commerce. In addition, products are sold through ACCO Brands and ACCO Canada to retailers and mass merchandisers.

Management believes that manufacturing within the office products industry remains highly fragmented. Due to local market preferences for product design and paper sizes, many office product manufacturers supply on a country-specific basis only. Many manufacturers supply a relatively narrow range of products. ACCO’s key competitors include Avery Dennison, Esselte, Newell Rubbermaid, Fellowes, Cardinal and GBC. Primary competitors for personal organizers in the North American market are Franklin Quest and Mead (including Day-Runner). In computer accessories, ACCO competes against Fellowes, Logitech, Microsoft, Targus, Belkin and others. ACCO and Kensington are also facing increasing competition from private label and customers’ direct sourcing initiatives at retail. ACCO’s operating companies compete on the basis of consumer knowledge, product quality, innovation, price, service and responsiveness to consumer demand preferences.

ACCO’s subsidiaries purchase raw materials, components and products from a variety of sources on competitively available terms that fluctuate based on market conditions. Principal raw materials are paper, steel, plastics, melamine, electronic components and cork.

Other Matters

Employees

As of December 31, 2004, the Company and its subsidiaries had the following number of employees:

Home and Hardware	21,171
Spirits and Wine	1,284
Golf	4,910
Office	4,375
Corporate Office	111

Total	31,851

Environmental Matters

The Company and its subsidiaries are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company’s subsidiaries may undertake in the future. Management of the Company does not expect compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, to have a material adverse effect upon our capital expenditures, financial condition, results of operations or competitive position.

(d) Financial information about foreign and domestic operations and export sales.

Our subsidiaries operate in the United States, Europe (principally the U.K.) and other areas (principally Canada and Australia). See Note 18, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K. The primary risk of our investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada, is to changes in the value of the currencies of these countries and the effect on our financial statements when translated into U.S. dollars.

Web Site Access to SEC Reports

The Company’s website address is www.fortunebrands.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Properties.

The Company leases principal executive offices in Lincolnshire, Illinois. The following table indicates the principal properties of the Company and its subsidiaries:

	Manufacturing		Distribution
	Plants		Centers		Warehouses		Other
Segment	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Home and Hardware
U.S.	33	3	1	13	1	8	2	5
Canada	2	2		2		4		1
Mexico	4			1
Guatemala				1
Europe	1	2						1
Asia	1
Spirits and Wine
U.S.	7		2		9		7	4
Europe								1
Canada	1				1		1
Australia								1
Golf
U.S.	5	1	1	2			3	5
Europe			1	3				8
Canada				1
Asia	2	3	1	7				5
Office
U.S.	1	5	1					2
Europe	5		2	4				1
Canada		1
Mexico	2
Australia	1
New Zealand			1
Corporate
U.S.								1
Asia						2		3

Total U.S.	46	9	5	15	10	8	12	17

Total Non-U.S.	19	8	5	19	1	6	1	21

TOTAL	65	17	10	34	11	14	13	38

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the needs of our businesses.

Item 3. Legal Proceedings.

Tobacco Overview

On December 22, 1994, the Company sold The American Tobacco Company (“ATCO”) to Brown & Williamson Tobacco Corporation (“B&W”), at the time a wholly owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification

Agreement, to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

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

Individual Cases

As of February 10, 2005, there were approximately 19 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with approximately 26 such cases as of February 17, 2004. See “List of Pending Cases” below.

Class Actions

As of February 10, 2005, there were approximately five purported smoking and health class actions pending in which the Company has been named as one of the defendants compared with approximately six such cases as of February 17, 2004. See “List of Pending Cases” below.

Health Care Cost Recovery Actions

As of February 10, 2005, there was one health care recovery action pending in which the Company has been named as one of the defendants, compared with one such case as of February 17, 2004. See “List of Pending Cases” below.

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

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia has dismissed certain counts of the lawsuit, but has also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants’ profits from the sale of tobacco as a part of its RICO claim. The trial began on September 15, 2004 with respect to all remaining claims and is ongoing. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. Class actions involving similar allegations (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco, respectively, in the same court. Trials in the Howard and Turner cases have been stayed pending appeal by Philip Morris in Price. The Company is not a party to the Price, Howard or Turner litigation.

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

List of Pending Cases

For a list of pending tobacco-related cases, see Exhibit 99 to this Form 10-K.

List of Terminated Cases

For a list of terminated tobacco-related cases, see Exhibit 99.1 to this Form 10-K.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are defendants in a purported consolidated class action lawsuit seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The lawsuit, Eisenberg v. Anheuser-Busch Inc., et al., was filed September 15, 2004 in the U.S. District Court for the Northern District of Ohio. The lawsuit alleges that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underage and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and the other unspecified damages an equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal drinking age. The Company denies that its Spirits and Wine business markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of this action or give an estimate of a possible loss or range of loss, if any, that may result from this action. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting this action and believes that ultimately it will not have a material adverse effect on the results of operations, cash flow and financial condition of the Company.

For a discussion of other pending litigation, see Note 23, “Pending Litigation,” to the Consolidated Financial Statements, Item 8 to this

Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4A. Executive Officers of the Company.

The name, present positions and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age
Norman H. Wesley	Chairman of the Board and Chief Executive Officer since December 1999; President and Chief Operating Officer prior thereto.	55

Mark Hausberg	Senior Vice President — Finance and Treasurer since January 2000; Vice President and Treasurer prior thereto.	55

Christopher J. Klein	Senior Vice President—Strategy and Corporate Development since April 2003; Executive Vice President —Payment Strategies and Acquisitions for Bank One Corporation from 2001 to 2003; Managing Director of Financial Services for Internet Capital Group from 2000 to 2001; Partner, McKinsey & Company, a management consulting firm, prior thereto.	41

Craig P. Omtvedt	Senior Vice President and Chief Financial Officer since January 2000; Senior Vice President and Chief Accounting Officer prior thereto.	55

Mark A. Roche	Senior Vice President, General Counsel and Secretary since January 2000; Senior Vice President and General Counsel prior thereto.	50

Nadine A. Heidrich	Vice President and Corporate Controller since September 2001; Chief Financial Officer of Specialty Elastomers Group, Inc. from 2000 to 2001; Vice President—Finance for John Crane, Inc. prior thereto.	50

In the case of each of the above-listed executive officers, the occupations given were the principal occupation and employment during the periods indicated. No executive officers are related to any other executive officer. No executive officer was selected pursuant to any arrangement or understanding between the executive officer and any other person. All executive officers are elected annually by the Board of Directors.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Common Stock Cash Dividend Payments

	2004	2003
Payment date	Per share	Per share
March	$.30	$.27
June	.30	.27
September	.33	.30
December	.33	.30

Total	$1.26	$1.14

Quarterly Composite Common Stock Prices

	2004		2003
	High	Low	High	Low
First Quarter	$77.10	$66.10	$48.70	$40.60
Second Quarter	$80.50	$70.80	$54.25	$42.71
Third Quarter	$75.21	$68.47	$58.57	$51.41
Fourth Quarter	$79.15	$70.35	$71.80	$57.02

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 10, 2005, there were 32,280 record holders of the Company’s common stock, par value $3.125 per share.

See “Item 12—Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Information” for information with respect to securities authorized for issuance under the Company’s equity compensation plans.

Recent Sales of Securities; Use of Proceeds from Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2004:

Three Months Ended December 31, 2004	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Maximum number of shares that may yet be purchased under the programs(1)
October 1–October 31	220,915	$71.27	219,500	6,768,400
November 1–November 30	216,318	77.91	212,300	6,556,100
December 1–December 31	411,569	76.50	409,000	6,147,100

Total	848,802	$75.50	840,800

(1)	840,800 of the 848,802 shares purchased by the Company between October 1, 2004 and December 31, 2004 were acquired in open market transactions pursuant to a share repurchase program that was approved by the Company’s Board of Directors on February 24, 2004 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program authorizes the Company to purchase up to 5,000,000 shares from March 1, 2004 to February 28, 2005. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2005 to the extent the Executive Committee determines it appropriate.

(2)	8,002 of the 848,802 shares purchased by the Company between October 1, 2004 and December 31, 2004 were purchased from employees of the Company in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Net Cash Provided and Used by Financing Activities—Common Stock Repurchase Program,” on February 22, 2005, our Board of Directors approved a new share repurchase program. The program authorizes our management to purchase up to 5,000,000 shares in open market transactions or privately negotiated transactions from March 1, 2005 to February 28, 2006. The program approved on February 22, 2005 replaces the similar program described above that expired on February 28, 2005.

As with the prior program, our Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries

(In millions, except per share amounts)	2004(b)	2003(b)	2002(b)	2001(d)	2000
OPERATING DATA (a)
Net sales	$7,320.9	$6,214.5	$5,677.7	$5,559.6	$5,635.4
Gross profit	2,968.7	2,539.2	2,292.0	2,070.9	2,193.7
Depreciation and amortization	221.0	192.6	178.7	218.7	236.7
Operating income	1,123.3	917.5	786.6	531.3	177.8
Interest expense	87.9	73.8	74.1	96.8	133.8
Income taxes	283.0	289.2	214.2	94.4	176.6
Net income (loss)	783.8	579.2	525.6	369.6	(137.7)
Earnings per common share
Basic	$5.40	$3.97	$3.51	$2.43	$(0.88)
Diluted	$5.23	$3.86	$3.41	$2.38	$(0.88)

COMMON SHARE DATA (a)(c)
Dividends paid	$182.9	$166.2	$152.7	$147.2	$146.9
Dividends paid per share	$1.26	$1.14	$1.02	$0.97	$0.93
Average number of basic shares outstanding	145.1	145.6	149.4	151.7	157.6
Book value per share	$22.20	$18.54	$15.68	$14.15	$13.85

BALANCE SHEET DATA (a)
Inventories	$1,088.1	$956.2	$835.8	$856.6	$1,079.2
Current assets	2,641.9	2,281.6	1,903.1	1,969.6	2,264.5
Working capital	605.9	148.1	388.4	741.6	224.6
Property, plant and equipment, net	1,378.1	1,358.9	1,189.6	1,158.4	1,205.1
Intangibles, net	3,354.2	3,328.6	2,332.7	1,789.6	1,989.4
Total assets	7,883.6	7,444.9	5,822.2	5,270.5	5,764.1
Short-term debt	670.2	730.9	294.2	39.2	806.0
Long-term debt	1,239.5	1,242.6	841.7	950.3	1,151.8
Minority interest in consolidated subsidiaries	373.4	369.5	398.9	390.8	14.4
Stockholders’ equity	3,209.6	2,719.5	2,313.2	2,102.7	2,135.9
Capital expenditures	241.7	193.9	194.3	207.3	227.2

(a)	See pages 20 through 39 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	See Note 4, “Acquisitions, Disposals and Joint Ventures,” to the Consolidated Financial Statements, Item 8 to this Form 10-K, regarding acquisitions, disposals and joint ventures.

(c)	On December 31, 2004, there were 32,650 common stockholders of record, not necessarily reflecting beneficial ownership.

(d)	See Note 4, “Acquisitions, Disposals and Joint Ventures,” to the Consolidated Financial Statements, Item 8 to this Form 10-K, regarding adjustments relating to the disposal of businesses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales
	Year Ended December 31,
(In millions)	2004	% Change vs. Prior Year	2003	% Change vs. Prior Year	2002
Home and Hardware	$3,763.7	29.8%	$2,899.9	14.5%	$2,532.2
Spirits and Wine	1,169.3	7.2	1,091.0	5.7	1,032.5
Golf	1,212.2	8.1	1,121.7	11.3	1,007.6
Office	1,175.7	6.7	1,101.9	(0.3)	1,105.4

NET SALES	$7,320.9	17.8%	$6,214.5	9.5%	$5,677.7

	Net Income
	Year Ended December 31,
(In millions)	2004	% Change vs. Prior Year	2003	% Change vs. Prior Year	2002
OPERATING INCOME :
Home and Hardware	$598.5	24.4%	$481.3	20.8%	$398.5
Spirits and Wine	333.7	10.2	302.8	9.6	276.3
Golf	153.8	10.6	139.1	7.2	129.8
Office	109.8	90.6	57.6	110.2	27.4
Less: Corporate expenses	72.5	14.5	63.3	39.4	45.4

OPERATING INCOME LESS :	$1,123.3	22.4%	$917.5	16.6%	$786.6
Interest expense	87.9	19.1	73.8	(0.4)	74.1
Other income, net	(50.2)	(23.3)	(40.7)	6.9	(43.7)
Income taxes	283.0	(2.1)	289.2	35.0	214.2
Minority interests	18.8	17.5	16.0	(2.4)	16.4

NET INCOME	$783.8	35.3%	$579.2	10.2%	$525.6

Consolidated

Summary

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, golf products and office products. We enhance shareholder value by building our leading consumer brands to drive sales, earn profits and generate cash. We do this by developing innovative new products and effective marketing campaigns, and expanding customer relationships. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, we enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

2004 was an excellent year of broad-based success for Fortune Brands. Net income and diluted earnings per share both increased 35% in 2004 to $783.8 million and $5.23, respectively. The increase in profits was due primarily to the benefit of strong operating performance, as well as tax-related benefits, favorable foreign exchange rates and the impact of acquisitions. Net sales increased 18% to $7.3 billion, as a result of strong underlying growth, the benefit of acquisitions, favorable foreign exchange and price increases implemented to help offset commodity cost increases.

As indicated below, each of our business segments achieved excellent performance in 2004:

>	Our Home and Hardware business achieved strong double-digit growth in both operating income (24%) and sales (30%), resulting from successful line extensions and new product introductions, expanded customer relationships in cabinets and doors, the full-year consolidation and growth of Therma-Tru, as well as productivity improvements. Acquisitions contributed approximately half of the increase in sales.

>	Our Spirits and Wine business achieved 10% growth in operating income and 7% growth in sales due to strong worldwide volume growth for the Jim Beam bourbon brand, higher pricing and favorable foreign exchange.

>	On the strength of successful new products, our Golf brands achieved an 11% increase in operating income on 8% growth in sales.

>	Our Office business achieved 91% growth in operating income on a 7% increase in sales, benefiting from continuing savings from its repositioning program and sharper marketplace focus, as well as favorable foreign exchange.

In 2005, the Company is well positioned for another year of strong performance. We believe the Company will benefit from the following trends in our businesses:

>	Aging population trends in the U.S. that favorably impact conditions in the home improvement, golf and spirits & wine industries;

>	Additional favorable long-term demographics of the home improvement and housing industries, particularly in the kitchen and bath segment, including rising household formations and increasing household wealth;

>	record existing home sales in 2004 and the effect of replace/remodel projects that often trail existing home sales by up to 12 to 18 months;

>	expanded customer relationships, particularly in Home and Hardware;

>	continued growth of key spirits and wine markets, especially the premium and super-premium segments, and our investments behind our brands in these segments;

>	continuous innovation and international growth opportunities in our golf business; and

>	improving conditions in white-collar employment, benefiting the office products industry.

The Company has also identified the following risks and challenges that may impact our businesses:

>	continued consolidation of the Company’s trade customers and increased competition in private-label products, particularly in the Office and Home & Hardware businesses;

>	potential impact of changes in interest rates on the housing market;

>	possible continuing increases in commodity costs, particularly steel, particleboard and fuel-related costs; and

>	impact of external conditions (economic conditions, weather, destination travel and corporate spending) on overall golf ball demand.

Results of Operations

2004 Compared to 2003

Fortune Brands achieved strong results, as net sales increased 18% and net income increased 35%. Net sales grew as a result of:

>	strong growth for our consumer brands driven by share gains in key markets resulting from successful new products and expanded customer relationships,

>	the benefit of acquisitions,

>	solid market growth in Home & Hardware and Spirits & Wine markets, and

>	favorable foreign exchange.

Net income increased on:

>	strong operating performance,

>	the benefit of acquisitions,

>	favorable foreign exchange, and

>	higher tax-related benefits,

partly offset by increased commodity costs.

Our operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales increased $1,106.4 million, or 18%, to $7.3 billion. Sales benefited from:

>	newly introduced products and line extensions in the Home & Hardware, Golf and Office businesses ($622 million in total), partly offset by lower sales of certain products being discontinued in the Golf, Office and the Home & Hardware businesses,

>	the net impact ($388 million) of acquisitions (primarily Therma-Tru) and dispositions,

>	expanded customer relationships driving increased volume, primarily in the cabinet and entry door businesses, and

>	favorable foreign exchange ($136 million).

Cost of products sold

Cost of products sold increased $679.2 million, or 20%, on higher net sales and increased costs for major commodities (in the range of $65-70 million), particularly steel and particleboard, primarily in our Home & Hardware and Office businesses, partly offset by supply chain efficiencies.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales due to greater international sales, as well as a favorable mix shift from mid-tier brands to premium and super-premium spirits and wines. In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of products sold.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $208.3 million, or 13%, as a result of higher sales and acquisitions, as well as increased advertising and marketing expenditures, partially offset by cost savings achieved as a result of our restructuring programs, particularly in our Office business.

Amortization of intangibles

Amortization of intangibles increased $17.8 million, or 94%, primarily due to amortization of identifiable intangibles associated with the acquisition of Therma-Tru.

Restructuring charges

In 2004, we recorded pre-tax restructuring charges of $29.2 million, compared to $19.5 million in 2003. Charges in 2004 principally related to the consolidation of manufacturing facilities and supply chain streamlining, largely in the Office and Home & Hardware businesses.

Other income, net

Other income, net, increased $9.5 million to $50.2 million, primarily due to a $12.0 million gain recorded in 2004 as the result of insurance proceeds related to a Kentucky bourbon warehouse fire in 2003, partly offset by the lower tax-related interest income. The components of other income, net for the years ended December 31, 2004 and 2003 are as follows:

(In millions)	2004	2003
Amortization of deferred income	$27.0	$27.0
Insurance proceeds from a Kentucky bourbon warehouse fire	12.0	—
Interest income on tax receivable	3.2	10.7
Other miscellaneous items	8.0	3.0

Total	$50.2	$40.7

Income taxes

Income taxes decreased $6.2 million, or 2%, on higher net income as we recorded higher tax-related benefits in 2004 ($105.6 million) compared with 2003 ($35.0 million). The reported effective income tax rates for the twelve months ended December 31, 2004 and 2003 were 26.1% and 32.7%, respectively. The items set forth below impacted the effective income tax rate.

During the third quarter of 2004, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $49.2 million. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, partly offset by the disallowance of a deduction for which no reserve had been established.

In the fourth quarter of 2004, the Congressional Joint Committee on Taxation completed its review of the results of the routine IRS examination of our 1997-2001 tax returns. We recorded a total tax benefit of $53.0 million, or $0.36 per diluted share, reflecting the completion of the Joint Committee review. This resulted in a reversal of tax reserves of $39.5 million and a net tax adjustment of $13.5 million. As a result of the conclusion of the IRS examination of our 1997-2001 tax years, we expect to receive a tax refund of approximately $56 million in the first half of 2005. During the fourth quarter of 2004, we also recorded a one-time non-operating adjustment for interest income on taxes receivable related to these tax-related benefits of $2.1 million (after tax), or $0.01 per diluted share, which was recorded in other income.

In the fourth quarter of 2004, we recorded a tax benefit of $3.4 million, or $0.03 per diluted share, associated with foreign earnings repatriation under provisions of the American Jobs Creation Act of 2004.

In 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million, or $0.23 per diluted share. As a result, we also recorded a one-time non-operating adjustment of $6.9 million in interest income (after tax), which was recorded in other income.

Net income

Net income increased $204.6 million, or 35%, to $783.8 million due primarily to strong broad-based operating performance, higher tax-related benefits ($107.7 million in 2004 compared to $41.9 million in 2003), the benefit of favorable foreign exchange ($18 million) and the impact of acquisitions.

Diluted earnings per share were $5.23 in 2004, up 35% from 2003.

Pension Plans

On a periodic basis, we evaluate the assumptions used in determining our pension liabilities and assets as well as pension expense based on historical returns on plan assets and current economic conditions at the time the assumptions are set.

Our December 2003 review of the economic assumptions underlying our pension expense and year-end disclosure led to a reduction in our weighted-average discount rate from 6.6% to 6.1%. The weighted-average expected rate of return remained unchanged at 8.3%. The 2003 revisions led to an increase of approximately $5 million in pension expense to $37.4 million in 2004.

Our December 2004 review of the economic assumptions led to a reduction in our weighted-average discount rate from 6.1% to 5.9%. The weighted-average expected rate of return remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The 2004 revisions will result in an increase to pension expense of approximately $4 million in 2005.

Total pension plan cash contributions were $100.7 million and $123.5 million, respectively in 2004 and 2003. The Company maintains pension plans at each of its operations. The pension plans in aggregate are funded in excess of the accumulated benefit obligation. In 2005 we expect to make cash contributions of approximately $40 to $70 million to fund existing pension liabilities for our defined-benefit plans. We believe that our internally generated funds will be adequate to make these pension plan cash contributions.

International Performance

We derived approximately 27% of our 2004 and 28% of our 2003 operating income from international markets, principally Canada, the United Kingdom and Australia. The decrease in the portion of operating income attributable to international markets resulted primarily from incremental sales from acquisitions, which were mainly in the U.S. Fluctuations in the exchange rates of foreign currencies may affect results in future periods. Fluctuations in average foreign exchange rates increased 2004 operating income by approximately 3%. We cannot accurately predict fluctuations in foreign exchange rates. A 10% change in average exchange rates for the foreign currencies from 2004 average rates would have resulted in a change in operating income of approximately $26 million, or about 2%.

2003 Compared to 2002

Net sales

Net sales increased $536.8 million, or 9.5%, to $6.2 billion. Sales benefited principally from increased volume associated with line extensions and the introduction of new products in our Golf and Home & Hardware businesses ($241 million in aggregate), acquisitions ($220 million) including Omega in 2002 and favorable foreign exchange ($137 million). These benefits were partly offset by lower volumes in some existing product lines in the Office business, as well as the divestiture of the non-strategic plumbing parts business of Home and Hardware in November 2002 ($53 million).

Cost of products sold

Cost of products sold increased $298.7 million, or 10%, primarily on higher sales.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased $9.1 million, or 3%, due to lower volume for some non-premium products in the U.S.

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

Write-down of identifiable intangibles

We recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of certain trade names in conjunction with repositioning plans in our Office business.

Restructuring charges

In 2003, we recorded pre-tax restructuring charges of $19.5 million. These charges principally related to the consolidation of manufacturing and distribution facilities and employee termination costs in the Office business ($17.3 million), as well as the consolidation of ball plant facilities in the Golf business ($2.2 million). Of the $19.5 million in restructuring charges, $11.5 million related to disposal of assets, $6.9 million to employee terminations costs and $1.1 million to termination of lease agreements.

Other income, net

Other income, net, decreased $3.0 million to $40.7 million. The components of other income, net for the years ended December 31, 2003 and 2002 are as follows:

(In millions)	2003	2002
Amortization of deferred income	$27.0	$27.0
Interest income on tax receivable	10.7	14.9
Other miscellaneous items	3.0	1.8

Total	$40.7	$43.7

Income taxes

Income taxes increased $75.0 million, or 35%, as we recorded a lower tax-related benefit in 2003 compared with 2002. The reported effective income tax rates for the twelve months ended December 31, 2003 and 2002 were 32.7% and 28.3%, respectively. The effective income tax rate was affected by the following items. During 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million. During 2002, we recorded a $61.7 million tax benefit, which resulted from new IRS regulations that reinterpreted the capital loss disallowance rules. The new regulations enabled us to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997. In addition, the 2003 effective rate was affected by non-deductible non-cash restructuring and restructuring-related charges.

Net income

Net income increased $53.6 million, or 10%, to $579.2 million due primarily to strong broad-based operating performance, the benefit of favorable foreign exchange ($23 million), lower restructuring charges ($16 million) and the impact of acquisitions ($15 million), in part offset by a lower tax-related benefit than 2002 ($35.0 million in 2003 compared to $61.7 million in 2002).

Diluted earnings per share were $3.86 in 2003, up 13% from 2002. Earnings per share benefited from higher net income and our share repurchase program.

Pending Litigation

See Note 23, “Pending Litigaiton,” to the Consolidated Financial Statements, Item 8 of this 10-k.

Environmental Matters

Along with other responsible parties, our subsidiaries face claims relating to the protection of the environment. As of February 10, 2005, various of our subsidiaries had been designated as potentially responsible parties under “Superfund” or similar state laws in 60 instances. We have reached settlements in 40 of these instances. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2004 and 2003, we have accrued $46.2 million and $48.5 million, respectively, to cover these matters.

Related Party Transactions

Future Brands LLC

In 2001, the Spirits and Wine business completed transactions with V&S Vin & Sprit AB (V&S) creating the Future Brands joint venture, which distributes both companies’ spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. JBBCo. records revenue at the time of shipment to Future Brands’ customers. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2004 and 2003, JBBCo. did not hav e any outstanding obligations as a result of this arrangement.

JBBCo.’s balances related to Future Brands included the following:

(In millions)	2004	2003	2002
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$73.2	$73.5	$68.8
Investment	9.3	8.2	11.7
Accounts payable (commissions)	17.2	14.4	15.6
Accrued liabilities	7.2	24.7	29.1

Maxxium Worldwide B.V.

In 1999, the Spirits and Wine business formed an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) to distribute and sell spirits and wine in key markets outside the United States. The joint venture partners include Remy-Cointreau, Highland Distillers and V&S. JBBCo. records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, the Company has guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $85 million, of which $76 million was outstanding as of December 31, 2004. At December 31, 2003, the guarantees totaled $79 million, of which $69 million was outstanding. JBBW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium. There were no amounts outstanding under the Loan Facility as of either December 31, 2004 or December 31, 2003. T he Loan Facility expires June 30, 2006.

JBBCo.’s balances related to Maximum included the following:

(In millions)	2004	2003	2002
Accounts receivable	$60.1	$39.4	$34.6
Investment	64.6	64.9	64.3
Accounts payable (expense reimbursement)	13.7	16.0	12.3

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was effective for newly created variable interested entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003. The objective of FIN 46 is to improve financial reporting by companies having transactions involving variable interest entities. In December 2003, the FASB issued a revision to FIN 46 (FIN46R). FIN 46 and FIN 46R did not have a material impact on our results or financial position.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (’the Medicare Prescription Act’).” FSP 106-2 provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Act enacted in December 2003. The Medicare Prescription Act will provide a prescription drug benefit under Medicare Part D, as well as provide a federal subsidy to employers that provide a program for prescription drug benefits that is at least actuarially equivalent to Medicare Part D.

We adopted FSP 106-2 prospectively in the third quarter of 2004. Several of our postretirement plans qualify for the federal subsidy; however, the adoption of FSP 106-2 did not have a material impact on our results of operations. The subsidy, which will result in lower future expense, reduced our accumulated postretirement benefit obligation by $10.9 million, or 6%.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a special one-time dividends received deduction on the repatriation of foreign earnings. As a result of FSP 109-2, we recorded an income tax benefit of $3.4 million in 2004. See Note 13, “Income Taxes,” to the Consolidated Financial Statements.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We intend to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adopti on of FAS 123R, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective for our third quarter 2005. We are evaluating the impact of FAS 123R on our results of operations and financial position.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the more significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates, which are based on historical experience.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. Trade receivables do not include interest. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns was $61.0 million and $63.5 million as of December 31, 2004 and December 31, 2003, respectively.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out and average, with minor amounts at last-in, first-out) or market. In accordance with generally recognized trade practice, bulk whiskey inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year due to the duration of aging processes. Inventory reserves are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance or engineering/material changes.

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

Buildings and leasehold improvements	15 to 40	years
Machinery and equipment	3 to 10	years

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount ra te applied to these cash flows is based on our weighted-average cost of capital, which represents the blended after-tax costs of debt and equity.

Goodwill and Indefinite-lived Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and under certain circumstances, written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. We use a rate corresponding to our cost of capital, risk adjusted where appropriate, in determining discounted cash flows. Estimated cash flows are then determined by disaggregating our business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, we perform an impairment test to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current a nd projected future levels of income as well as business trends, prospects and market and economic conditions.

FAS 142 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

We review indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. We consider the implications of both external (e.g., market growth, pricing, competition, technology) and internal factors (e.g., product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets associated with that segment are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by FAS 142.

Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize a profit split methodology, which is a customary valuation practice, to establish a reasonable royalty rate. Profit split analyses allocate economic income (EBITDA less returns on working capital and fixed assets employed) between a tradename and residual assets of the economic unit to determine of the expected profit margin associated with commercialization of the tr adename. Additionally, independent valuation experts are used for periodic review and testing of management’s assumptions relative to all significant trade valuations and lives, and for independent research on market and competitive dynamics.

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in the year ended December 31, 2004, there were no write-downs of intangible assets. In the year ended December 31, 2003, we recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 million after tax ($0.05 basic and diluted per share) to recognize the diminished values of certain trade names in conjunction with our repositioning plans in the Office business.

Warranty Reserves

We offer our customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. We generally record warranty expense in cost of products sold at the time of sale. Refer to Note 16, “Product Warranties,” to the Consolidated Financial Statements.

Warranty expense for the years ended December 31, 2004, 2003 and 2002 were $33.9 million, $28.7 million and $23.4 million, respectively.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, postretirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by United States generally accepted accounting principles, the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the Company’s plans are reasonable based on our experience and advice from our inde pendent actuaries.

Pension expenses were $37.4 million, $28.1 million and $21.7 million, respectively, in the years ended December 31, 2004, 2003 and 2002. Postretirement expenses were $14.1 million, $11.5 million and $10.1 million, respectively, for the years ended December 31, 2004, 2003 and 2002. In 2005, we expect pension expense of approximately $41 million and postretirement benefit expense of approximately $15 million. A 25 basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $5 million and $0.5 million, respectively, for 2005. A 25 basis point change in the long-term rate of return used in accounting for the Company’s pension plans would have a $2.6 million impact on pension expense.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

We do not provide for deferred taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries were, in aggregate, $397.6 million at December 31, 2004.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. Criteria for recognition of revenue are whether title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in “net sales” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.” Shipping and handling costs included in “advertising, selling, general and administrative expenses” were $285.3 million, $243.6 million and $234.5 for 2004, 2003 and 2002, respectively.

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business’ products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as reductions to gross sales. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Stock-based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. Accordingly, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. For the required disclosure, FAS 148 allows the use of a fair-value method to measure compensation expense. Accordingly, we adopted the use of the Black-Scholes option-pricing model to determine our compensation expense for disclosure purposes. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. The weighted- average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 were $16.47, $13.40 and $11.63, respectively, per option. Based upon the range provided for the assumptions utilized, any alternative fair-values per option would not have materially differed from the fair values listed above. For example, a change in the expected term from 4.5 to 5 years, would have had a $0.78, or 5%, impact on the weighted-average fair value of options granted during the year ended December 31, 2004. Had FAS 148 been applied, the pro forma diluted

EPS impact would have been a decrease of $0.17, $0.12 and $0.10 per share, respectively, for 2004, 2003 and 2002.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its related amendment Statement of Financial Accounting Standards No. 138 (FAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” all derivatives are recognized as either assets or liabilities on the balance sheet and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affe cts earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the years ended December 31, 2004 and 2003, $2.3 million and $3.3 million in deferred losses, respectively, were reclassified to cost of products sold. We estimate that $9.6 million of derivative loss included in OCI as of December 31, 2004 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Canadian dollar, Euro, Australian dollar and Pound sterling.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2004 and 2003, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on our outstanding 2.875% notes due in 2006 which allow the swap agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

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

Results of Operations by Segment

Home and Hardware

2004 Compared to 2003

Net sales increased $863.8 million, or 30%. The increase was attributable to the impact of acquisitions (Therma-Tru, Capital Cabinets, American Lock, Dudley and Sentinel, in aggregate $382 million excluding internal growth), line extensions and new products ($317 million), expanded customer relationships (particularly in cabinets and entry doors), a robust housing market, and price increases on select products, as well as favorable foreign exchange ($24 million).

Operating income increased $117.2 million, or 24%, on the benefit of acquisitions, higher sales and productivity improvements, partially offset by higher commodity costs, particularly steel and particleboard, and restructuring and restructuring-related charges this year.

In June 2004, Therma-Tru acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems, and Master Lock acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million.

In November 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc., a leading manufacturer of residential entry door systems in the United States. The acquisition price was $924.0 million.

In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, Master Lock acquired American Lock Company, the largest U.S.- based manufacturer of solid body commercial padlocks.

In October 2003, Waterloo Industries announced plans to consolidate manufacturing from four facilities into three. Related to that action, in 2004 Waterloo recorded restructuring and restructuring-related charges to complete the program.

We expect that the Home and Hardware business will continue to benefit from expanding customer relationships as well as strong long-term demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential door systems. These trends include factors such as growth in the number of U.S. households, increases in household wealth and the aging of the housing stock.

Our Home and Hardware business may be impacted by U.S. economic conditions, including mortgage interest rates, and their potential impact on the U.S. housing and remodeling markets. The business may also be affected by additional increases in the costs of certain commodities including higher fuel-related costs, although these higher costs have been, and we believe will continue to be, largely offset by select price increases. In addition, the Home and Hardware business continues to face pricing pressure associated with consolidation of the industry customer base. This consolidation may also present opportunities for the most Efficient suppliers.

2003 Compared to 2002

Net sales increased $367.7 million, or 15%. The increase was attributable to strong underlying operating performance, the full-year consolidation of Omega, acquired in 2002, and the acquisitions of Therma-Tru, American Lock and Capital Cabinet ($163 million from acquisitions in aggregate), successful line extensions and new product introductions ($157 million), principally in cabinets and faucets, as well as expanded customer relationships. The sales growth was tempered by the absence of the divested plumbing parts business ($53 million) and soft retail volume in our tool storage business.

Operating income increased $82.8 million, or 21%, on higher sales, productivity improvements, and the absence of the low-return plumbing product lines sold in 2002 ($4 million), partially offset by higher operating expenses, including increased commissions on higher sales, additional support for cabinet business growth and increased amortization of in-store cabinet displays.

Spirits and Wine

2004 Compared to 2003

Net sales increased $78.3 million, or 7%, principally on favorable foreign exchange ($27 million), strong worldwide growth in Jim Beam bourbon, higher pricing for Jim Beam bourbon and mid-tier brands in the U.S. and the acquisition of Wild Horse Winery.

Operating income increased $30.9 million, or 10%, on the higher sales and favorable foreign exchange, partly offset by increased investment in key brand-building initiatives.

We expect that our Spirits and Wine business will benefit from growth in the premium and super-premium spirits markets on which it focuses product development and marketing activities. Factors in the spirits and wine industry that could adversely affect results include possible further consolidation of suppliers, distributors and retailers, possible excise tax increases, increased regulation, class actions and/or other litigation, and price competition.

2003 Compared to 2002

Net sales increased $58.5 million, or 6%, on the benefit of foreign exchange ($35 million), growth in underlying sales ($17 million), primarily Jim Beam ready-to-drink products in Australia, higher sales of DeKuyper cordials and super-premium spirits in the U.S., and higher pricing for Jim Beam bourbon. These benefits were partly offset by decreased volumes for some non-premium products in the U.S.

Operating income increased $26.5 million, or 10%, benefiting from favorable foreign exchange and higher revenues, partly offset by increased selling and marketing administration costs ($12 million).

Golf

2004 Compared to 2003

Net sales increased $90.5 million, or 8%. The increase was attributable to continued volume growth across categories (golf clubs, golf balls, golf footwear, gloves and accessories—$66 million) driven by the introduction of successful new golf products and line extensions, as well as favorable foreign exchange ($31 million).

Operating income increased $14.7 million, or 11%, on higher sales, favorable foreign exchange and increased sales of higher margin Titleist golf balls.

In April 2003, our Golf business announced plans to consolidate three golf ball manufacturing facilities into its two newest production facilities. This consolidation has created manufacturing efficiencies while preserving capacity to meet expected demand. Related to this consolidation, in 2004 we recorded $6.2 million in pre-tax restructuring and restructuring-related charges to complete this program.

The U.S. golf industry is highly competitive. Despite favorable demographics of an aging population (rounds of play increase with age), rounds of play in the U.S. have decreased over the past four years and were essentially flat in 2004 as a result of a combination of decreased golf-related travel, economic conditions, lower corporate spending and weather conditions. While competitors with high inventories in the marketplace, especially for clubs, resorted to significant price discounting, retail inventories of our golf products were not excessive and we maintained relatively strong pricing on current products. The future success of our Golf business will depend upon continued innovation and marketing across product categories.

2003 Compared to 2002

Net sales increased $114.1 million, or 11%. The increase was led by significant share gains across all product categories benefiting from line extensions and the introduction of successful new golf club and golf ball products ($78 million), as well as favorable foreign exchange ($30 million) and favorable product mix. Our golf business achieved sales growth and share gains despite a 3% reduction in rounds of play in the U.S.

Operating income increased $9.3 million, or 7%, benefiting from higher sales and favorable foreign exchange. The increase was partially offset by higher marketing costs, as well as restructuring-related charges ($6 million).

Office

2004 Compared to 2003

Net sales increased $73.8 million, or 7%. The increase was principally related to favorable foreign exchange ($55 million) and higher sales in the U.S. driven by volume growth, including Kensington computer accessories, Swingline stapling products and Wilson Jones bindery products.

Operating income increased $52.2 million, or 91%, to $109.8 million on the benefit of the business’ ongoing repositioning program, including successful supply chain realignment and cost reduction initiatives, favorable foreign exchange, and increases in sales volume, partly offset by higher commodity costs, particularly for steel.

The office products industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our office products group and its competitors. The Office business addresses these challenges through design innovation, value-added features and services.

Since 2001, we have been repositioning and restructuring the Office business to improve both financial results and the long-term value of the business. Under this plan, our Office business has significantly realigned and streamlined worldwide operations, intensified its focus on growing profitable core products, and reduced overhead expenses and excess capacity. We recorded the final charges for the restructuring program in the second quarter. In 2004, we recorded total pre-tax restructuring and restructuring-related charges of $27.6 million. We have reduced the business’ manufacturing and distribution square footage by approximately 40 percent, providing significant cost savings. These actions have also generated significant working capital improvements.

2003 Compared to 2002

Net sales of $1.1 billion were flat with 2002. Sales benefited from favorable foreign exchange ($56 million) and new products, offset by lower sales in the U.S. and the U.K. due to soft industry conditions, including higher U.S. white-collar unemployment, and the continued share gain of private-label products.

Operating income increased $30.2 million, or 110%, to $57.6 million benefiting from the business’ ongoing repositioning program, including successful cost reductions, as well as favorable foreign exchange.

Quarterly Financial Data	Fortune Brands, Inc. and Subsidiaries
Unaudited

(In millions, except per share amounts)

2004	1st	2nd	3rd	4th
Net sales	$1,707.8	$1,889.5	$1,812.1	$1,911.5
Gross profit	687.5	776.8	738.6	765.8
Operating income	229.6	295.9	285.8	312.0
Net income	139.7	167.8	226.8	249.5
Earnings per common share
Basic	$.95	$1.15	1.57	$1.73
Diluted	$.92	$1.11	$1.52	$1.68

2003	1st	2nd	3rd	4th
Net sales	$1,392.1	$1,582.1	$1,583.8	$1,656.5
Gross profit	550.9	654.3	653.5	680.5
Operating income	172.6	240.4	238.9	265.6
Net income	99.5	176.7	146.1	156.9
Earnings per common share
Basic	$.68	$1.22	1.01	$1.07
Diluted	$.66	$1.18	$.98	$1.04

Financial Condition

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash generation continued to be strong in 2004. Net cash provided by operating activities in 2004 was $791.9 million compared with $790.7 million in 2003. The principal items impacting the change were higher net income in 2004, improved working capital efficiency and receipt of insurance proceeds from the Jim Beam warehouse fire last year, offset by higher working capital to support sales growth (accounts receivable and inventory), as well as the timing of accounts receivable payments receivable in 2005 instead of 2004 and the absence of a tax refund received in 2003.

NET CASH USED BY INVESTING ACTIVITIES

Net cash used by investing activities for the year ended December 31, 2004 was $245.3 million, compared to net cash used of $1,229.6 million for the year ended December 31, 2003. The main reason for the decrease was less investment in acquisitions in 2004.

Capital Expenditures

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Capital expenditures in 2004 of $241.7 million were $48 million higher than 2003, primarily due to 2004 spending for Therma-Tru, which Home and Hardware acquired in November 2003. We currently estimate 2005 capital expenditures will be in the range of $225 to $250 million. We expect to generate these funds internally.

Acquisitions, Dispositions and Joint Ventures

In 2004, Therma-Tru acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems and Master Lock acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million.

In 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc. for net cash of $924.0 million. In addition, our subsidiaries also acquired Wild Horse Winery, Capital Cabinet Corporation, American Lock Company and renewed licenses for Gilbey’s gin and vodka and acquired trademark rights to the Kamchatka vodka brand in California. The aggregate cost of these acquisitions was $123.7 million.

NET CASH PROVIDED AND USED BY FINANCING ACTIVITIES

Net cash used by financing activities for the year ended December 31, 2004 was $515.6 million, as compared to net cash provided of $515.4 million in 2003. The change of $1.0 billion was primarily due to issuance of long-term debt of $599 million (net) in 2003 to fund the acquisition of Therma-Tru and higher share repurchases in 2004.

In November 2003, we acquired Therma-Tru Holdings, Inc. for net cash of $924.0 million. Initial financing of the acquisition was executed with issuance of commercial paper and subsequently partially paid down with two long-term debt issues totaling $600 million. This included $300 million of three-year notes and $300 million of ten-year notes.

Dividends

In 2004, we paid common dividends of $1.26 per share. Dividends paid to common stockholders in 2004 increased to $182.9 million from $166.9 million in 2003 as the increase in our dividend rate more than offset the lower shares outstanding. With the September 28, 2004 dividend payment, we increased the common stock quarterly dividend by 10% to $0.33 per share, or an indicated annual rate of $1.32 per share, reflecting the strength of our cash flow and operating performance, and our confidence in the

Liquidity and Capital Resources

At December 31, 2004, total debt decreased $63.8 million to $1.9 billion. Short-term debt and long-term debt decreased $60.7 million and $3.1 million, respectively. Our total debt-to-total capital ratio decreased to 34.8% at December 31, 2004 from 39.0% at December 31, 2003. The decrease was primarily a result of lower debt coupled with higher equity due to net income in excess of dividends and share repurchases.

At December 31, 2004, $2 billion of debt and equity securities were available for public sale under our universal shelf registration with the Securities and Exchange Commission.

At December 31, 2004, we maintained a $1.0 billion, five-year revolving credit agreement with various banks, which the Company entered into in July 2004. The interest rate was set at the time of each borrowing. The facility fee of 0.08% per annum is subject to increases up to a maximum fee of 0.15% per annum in the event the long-term debt rating falls below specified levels. Borrowings under the agreements are made for general corporate purposes, including acquisitions, share repurchases and support for the Company’s short-term borrowings in the commercial paper market.

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs in both the short- and long-term.

Working capital (current assets net of current liabilities) increased $457.8 million to $605.9 million at December 31, 2004. The principal reasons for the increase were higher accounts receivable primarily due to fourth quarter sales growth and increased inventories (to support growth at the Home and Hardware companies, and higher bulk inventories at Spirits and Wine), partly offset by improvements in working capital efficiency.

Foreign Exchange

We have investments in various foreign countries, principally the United Kingdom, as well as Australia and Canada. Therefore, changes in the value of the currencies of these countries affect our balance sheet and cash flow statements when translated into U.S. dollars.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2004 and 2003, the Company had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due in 2006 which allow the agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $1,239.9 million and $1,443.1 million total long-term debt (including current portion) at December 31, 2004 and 2003 was approximately $1,341.8 million and $1,564.8 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries increased $3.9 million to $373.4 million.

Stockholders’ Equity

Stockholders’ equity at year-end 2004 increased $490.1 million principally due to higher net income, partly offset by dividends and share repurchases. We purchased, through open market purchases, $326.4 million (4.4 million shares) and $207.2 million (4.1 million shares) of common stock during 2004 and 2003, respectively.

Common Stock Repurchase Program

On February 24, 2004, our Board of Directors approved a share repurchase program pursuant to which we could purchase up to 5,000,000 shares of our common stock from March 1, 2004 to February 28, 2005. In 2004, we repurchased an aggregate of 4.4 million shares of our common stock, at an average purchase price of $73.58 per share under this program.

On February 22, 2005, our Board of Directors approved a new share repurchase program. The program authorizes our management to purchase up to 5,000,000 shares in open market transactions or privately negotiated transactions from March 1, 2005 to February 28, 2006. The program approved on February 22, 2005 replaces the similar program described above that expired on February 28, 2005. As with the prior program, our Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of upto an additional 5,000,000 shares on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2004.

(In millions)	Payments Due by Period as of December 31, 2004
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$669.8	$669.8	$—	$—	$—
Long-term debt	1,241.1	0.1	300.0	200.0	741.0
Capital lease obligations	0.6	0.3	0.3	—	—
Operating leases	247.0	55.5	78.0	49.6	63.9
Interest payments on long-term debt	862.6	68.7	128.7	101.3	563.9
Purchase obligations(1)	653.7	388.6	146.0	114.2	4.9
Minimum pension obligations	9.5	4.8	4.7	—	—

(1) Purchase obligations include contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

In addition to the contractual obligations listed above, we also had other commercial commitments for which we are contingently liable as of December 31, 2004. These include the guarantee of certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $85 million, of which no amount expires in less than one year with the entire $85 million due in one to three years; a Shareholder Loan Facility executed by JBBW and Maxxium amounting to $20 million, for which no amounts were outstanding and which expires in one to three years; Standby Letters of Credit of $54.1 million of which $40.6 million were due in less than one year with the remaining $13.5 million due in one to three years; and Surety Bonds of $22.0 million of which $21.5 million were due in less than one year with the remaining $0.5 million due in one to three years. In addition, V&S holds an option which may require us to repurchase JBB W preferred stock, which V&S purchased for $344.5 million net of returns of capital, at fair value in whole or in part any time after May 31, 2004 or upon a change in control of JBBW, JBBCo., or certain other events. These contingent commitments are not expected to have a significant impact on our liquidity.

In addition to the obligations described above, JBBCo. in the event of the default of Future Brands, is required to satisfy certain of Future Brands’ financial obligations. These obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts.

We do not have any other material off-balance sheet obligations.

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

Interest Rate Risk

The disclosure about interest rate risk required to be provided under this item is set forth under “Item 7 — Management’s Discussion and Analysis — Financial Condition — Interest Rates” and is incorporated herein by reference.

A hypothetical 20 basis point change in interest rates affecting the Company’s variable rate borrowings would not have a material effect on results of operations.

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

As indicated in the analysis that follows, the estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on current results of operations or financial condition. As part of our risk management procedure, we use a value-at-risk (VAR) computation to estimate the potential economic loss that we could incur from adverse changes in foreign exchange rates. The VAR estimations are intended to measure the maximum amount of our loss from adverse market movements in foreign exchange rates, given a specified confidence level, over a given period of time. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques. The estimated fair value loss shown in the table below does not have a material impact on current results o f operations or financial condition. Also, the use of the VAR model should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

The following table summarizes our estimated loss under the VAR model as of December 31, 2004 and 2003, respectively.

(In millions)	Estimated Amount of Loss	Period	Confidence Level
2004 foreign exchange	$2.7	1 day	95%
2003 foreign exchange	$1.4	1 day	95%

The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2004 and 2003, the fair value of all outstanding contracts and the book value of the contracts were essentially the same.

Commodities

We are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. The exposures under these contracts are not considered material to our financial statements.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2004	2003	2002
NET SALES	$7,320.9	$6,214.5	$5,677.7
Cost of products sold	4,052.5	3,373.3	3,074.6
Excise taxes on spirits and wine	299.7	302.0	311.1
Advertising, selling, general and administrative expenses	1,779.5	1,571.3	1,443.4
Amortization of intangibles	36.7	18.9	16.1
Write-down of identifiable intangibles	—	12.0	—
Restructuring charges	29.2	19.5	45.9

OPERATING INCOME	1,123.3	917.5	786.6
Interest expense	87.9	73.8	74.1
Other income, net	(50.2)	(40.7)	(43.7)

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	1,085.6	884.4	756.2
Income taxes	283.0	289.2	214.2
Minority interests	18.8	16.0	16.4

NET INCOME	$783.8	$579.2	$525.6

EARNINGS PER COMMON SHARE
Basic	$5.40	$3.97	$3.51

Diluted	$5.23	$3.86	$3.41

DIVIDENDS PAID PER COMMON SHARE	$1.26	$1.14	$1.02

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	145.1	145.6	149.4

Diluted	149.9	150.3	154.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31
(In millions, except per share amounts)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$164.9	$104.6
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns (2004 $61.0 and 2003 $63.5)	974.6	860.5
Accounts receivable from related parties	133.3	112.9
Inventories
Bulk whiskey	268.1	231.4
Other raw materials, supplies and work in process	321.2	281.2
Finished products	498.8	443.6

Total inventories	1,088.1	956.2
Other current assets	281.0	247.4

TOTAL CURRENT ASSETS	2,641.9	2,281.6

Property, plant and equipment
Land and improvements	106.7	104.0
Buildings and improvements to leaseholds	662.2	667.7
Machinery and equipment	1,845.6	1,865.7
Construction in progress	122.0	83.0

	2,736.5	2,720.4
Less accumulated depreciation	1,358.4	1,361.5

Property, plant and equipment, net	1,378.1	1,358.9
Goodwill resulting from business acquisitions	2,005.1	2,439.5
Other intangible assets resulting from business acquisitions, net of accumulated amortization (2004 $288.5 and 2003 $248.3)	1,349.1	889.1
Investments in related parties	73.9	74.9
Other assets	435.5	400.9

TOTAL ASSETS	$7,883.6	$7,444.9

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31
(In millions, except per share amounts)	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$23.0	$24.1
Commercial paper	646.8	506.3
Current portion of long-term debt	0.4	200.5
Accounts payable to vendors	360.9	286.0
Accounts payable to related parties	30.9	30.4
Accrued taxes	204.1	342.6
Accrued customer programs	232.6	184.6
Accrued salaries, wages and other compensation	191.0	166.3
Accrued expenses and other current liabilities	339.1	368.0
Other current liabilities to related parties	7.2	24.7

TOTAL CURRENT LIABILITIES	2,036.0	2,133.5

Long-term debt	1,239.5	1,242.6
Deferred income	146.3	173.3
Deferred income taxes	384.0	332.7
Accrued retiree benefits	99.5	165.4
Postretirement and other liabilities	395.3	308.4

TOTAL LIABILITIES	4,300.6	4,355.9

Minority interest in consolidated subsidiaries	373.4	369.5
Stockholders’ equity
$2.67 Convertible Preferred stock	7.1	7.5
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	155.8	126.7
Accumulated other comprehensive income (loss)	6.4	(89.8)
Retained earnings	5,526.1	4,925.8
Treasury stock, at cost	(3,203.2)	(2,968.1)

TOTAL STOCKHOLDERS’ EQUITY	3,209.6	2,719.5

TOTAL LIABILITIES AND STOCKHOLDERS ’ EQUITY	$7,883.6	$7,444.9

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2004	2003	2002
OPERATING ACTIVITIES
Net income	$783.8	$579.2	$525.6
Restructuring charges	6.9	11.8	23.7
Depreciation and amortization	221.0	192.6	178.7
Deferred taxes	42.9	91.9	57.7
Deferred income	(27.0)	(27.0)	(27.0)
Write-down of identifiable intangibles	—	12.0	—
(Increase) decrease in accounts receivable	(109.7)	(34.5)	51.1
(Increase) decrease in inventories	(113.6)	(29.8)	41.2
(Increase) decrease in other assets	3.7	(61.7)	(60.3)
Increase (decrease) in accounts payable	38.6	40.0	(54.4)
Decrease in accrued taxes	(93.1)	(16.5)	(16.2)
Increase (decrease) in accrued expenses and other liabilities	(14.1)	10.4	9.4
Tax benefit on the exercise of stock options	35.0	27.6	29.2
Other operating activities, net	17.5	(5.3)	28.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	791.9	790.7	787.0

INVESTING ACTIVITIES
Additions to property, plant and equipment	(241.7)	(193.9)	(194.3)
Acquisitions, net of cash acquired	(30.9)	(1,047.7)	(433.0)
Proceeds from the disposition of property, plant and equipment	26.1	12.0	7.9
Proceeds from the disposition of operations, net of taxes and cash	1.2	—	18.6

NET CASH USED BY INVESTING ACTIVITIES	(245.3)	(1,229.6)	(600.8)

FINANCING ACTIVITIES
Increase in short-term debt, net	138.8	365.2	122.5
Issuance of long-term debt	—	599.0	25.0
Repayment of long-term debt	(203.6)	(132.6)	(102.1)
Dividends to stockholders	(183.5)	(166.9)	(153.4)
Cash purchases of common stock for treasury	(326.4)	(207.2)	(271.1)
Proceeds received from exercise of stock options	77.8	96.0	135.4
Other financing activities, net	(18.7)	(38.1)	24.6

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(515.6)	515.4	(219.1)

Effect of foreign exchange rate changes on cash	29.3	12.7	(0.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$60.3	$89.2	$(33.3)

Cash and cash equivalents at beginning of year	$104.6	$15.4	$48.7
Cash and cash equivalents at end of year	164.9	104.6	15.4

Cash paid during the year for
Interest	$91.0	$74.9	$76.3
Income taxes	310.3	163.8	147.2

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholder’ Equity	Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2001	$8.6	$717.4	$113.2	$(115.3)	$4,141.3	$(2,762.5)	$2,102.7
(see Note 4 regarding adjustments relating to the disposal of businesses)

Comprehensive income
Net income	—	—	—	—	525.6	—	525.6
Foreign exchange adjustments	—	—	—	21.1	—	—	21.1
Minimum pension liability adjustments	—	—	—	(67.0)	—	—	(67.0)

Total comprehensive income	—	—	—	(45.9)	525.6	—	479.7

Dividends ($1.02 per share)	—	—	—	—	(153.4)	—	(153.4)
Purchases (5.7 shares)	—	—	—	—	—	(278.0)	(278.0)
Tax benefit on exercise of stock options	—	—	29.2	—	—	—	29.2
Conversion of preferred stock (0.1 shares), delivery of stock plan shares (4.6 shares) and sale of stock in a subsidiary	(0.7)	—	(26.4)	—	—	160.1	133.0

Balance at December 31, 2002	$7.9	$717.4	$116.0	$(161.2)	$4,513.5	$(2,880.4)	$2,313.2

Comprehensive income
Net income	—	—	—	—	579.2	—	579.2
Foreign exchange adjustments	—	—	—	76.0	—	—	76.0
Minimum pension liability adjustments	—	—	—	(4.6)	—	—	(4.6)

Total comprehensive Income	—	—	—	71.4	579.2	—	650.6

Consolidated Statement of Stockholder’ Equity	Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Dividends ($1.14 per share)	—	—	—	—	(166.9)	—	(166.9)
Purchases (4.1 shares)	—	—	—	—	—	(204.5)	(204.5)
Tax benefit on exercise of stock options	—	—	27.6	—	—	—	27.6
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (3.2 shares)	(0.4)	—	(16.9)	—	—	116.8	99.5

Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,925.8	$(2,968.1)	$2,719.5

Comprehensive income
Net income	—	—	—	—	783.8	—	783.8
Foreign exchange adjustments	—	—	—	52.2	—	—	52.2
Minimum pension liability adjustments	—	—	—	44.0	—	—	44.0

Total comprehensive Income	—	—	—	96.2	783.8	—	880.0
Dividends ($1.26 per share)	—	—	—	—	(183.5)	—	(183.5)
Purchases (4.4 shares)	—	—	—	—	—	(322.1)	(322.1)
Tax benefit on exercise of stock options	—	—	35.0	—	—	—	35.0
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (2.3 shares)	(0.4)	—	(5.9)	—	—	87.0	80.7

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,526.1	$(3,203.2)	$3,209.6

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1. Significant Accounting Policies

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Fortune Brands, Inc., after elimination of intercompany transactions, majority-owned subsidiaries (excluding a subsidiary, Future Brands LLC, in which a third party has substantive participating rights) and a subsidiary, Acushnet Lionscore Limited, in which it holds a minority interest but has substantive control as a result of the Company having operational decision-making powers over the entity. The accounts of certain foreign subsidiaries are consolidated as of November 30. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results for future periods could differ from those estimates.

CASH AND CASH EQUIVALENTS Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

ALLOWANCES FOR DOUBTFUL ACCOUNTS Trade receivables are recorded at the stated amount less allowances for discounts, doubtful accounts and returns. Trade receivables do not include interest. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

INVENTORIES Inventories are priced at the lower of cost (principally first-in, first-out and average, with minor amounts at last-in, first-out) or market. In accordance with generally recognized trade practice, bulk whiskey inventories are classified as current assets, although the majority of these inventories, due to the duration of aging processes, ordinarily will not be sold within one year.

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

Buildings and leasehold improvements	15 to 40	years
Machinery and equipment	3 to 10	years

LONG - LIVED ASSETS In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted-average cost of capital, risk adjusted where appropriate, which represents the blended after-tax costs of debt and equity.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1. Significant Accounting Policies (Continued)

GOODWILL AND INDEFINITE - LIVED INTANGIBLES Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. We use a rate corresponding to our cost of capital, risk adjusted where appropriate, in determining discounted cash flows. Estimated cash flows are then determined by disaggregating the business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, we perform an impairment test to measure the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

FAS 142 requires purchased intangible assets other than goodwill be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

We review indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. We consider the implications of both external (e.g., market growth, pricing, competition, technology) and internal factors (e.g., product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets associated with that segment are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by FAS 142.

Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize an profit split methodology, which is a customary valuation practice, to establish a reasonable royalty rate. Profit split analyses allocate economic income (EBITDA less returns on working capital and fixed assets employed) between a tradename and residual assets of the economic unit in determination of the expected profit margin associated with commercialization of the tradename. Additionally, independent valuation experts are used for periodic review and testing of management’s assumptions relative to all significant trade valuations and lives, and for independent research on market and competitive dynamics.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1. Significant Accounting Policies (Continued)

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in 2003, the Company recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 after tax in conjunction with the repositioning of the Office business. There were no write-downs in 2004.

WARRANTY RESERVES We offer customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. Warranty expense is generally recorded in cost of products sold at the time of sale. Refer to Note 16, “Product Warranties.”

EMPLOYEE BENEFIT PLANS We provide a range of benefits to employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which reflect various actuarial assumptions, including discount rates, expected long-term rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The discount rate is based on high quality, fixed income bonds with maturities corresponding to the benefit obligations. The long-term expected rate of return on plan assets reflects the mix of the plan asset investments. Compensation increases reflect expected future compensation trends. The health care cost trend rates reflect expected changes in health care costs based on historical rates and estimates of future changes. We review our actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications are generally recorded or amortized over future periods. We believe that the assumptions utilized in recording obligations under the plans, which are presented in Note 11, “Pension and Other Retiree Benefits,” are reasonable based on experience and on advice from independent actuaries. We will continue to monitor these assumptions as market conditions warrant.

ENVIRONMENTAL The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2004 and 2003, environmental accruals amounted to $46.2 million and $48.5 million, respectively, and are included in non-current liabilities on the balance sheet.

INCOME TAXES In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries aggregated $397.6 million at December 31, 2004.

SALE OF STOCK IN A SUBSIDIARY In consolidation, changes in the Company’s ownership percentage caused by sales of shares in ACCO were recognized as an adjustment to “Paid-in Capital.” See Note 3, “Sale of Stock of Subsidiary.”

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1. Significant Accounting Policies (Continued)

REVENUE RECOGNITION In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. We also provide for an estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in “net sales to customers” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.” Shipping and handling costs included in “advertising, selling, general and administrative expenses” were $285.3 million, $243.6 million and $234.5 for 2004, 2003 and 2002, respectively.

CUSTOMER PROGRAM COSTS The Company generally recognizes customer program costs in either “net sales to customers” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales to customers” include, but are not limited to, general customer program-generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials and store service fees.

In addition, “accrued customer programs” principally include general customer program costs, cooperative advertising, volume allowances and shared media. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer employee training.

ADVERTISING COSTS Advertising costs, which amounted to $512.0 million, $470.5 million and $451.5 million for 2004, 2003 and 2002, respectively, are principally expensed as incurred.

We capitalize certain direct response advertising costs, which relate to catalogs mailed to new and existing customers in the Office business. We amortize direct response advertising costs over the life of the advertising, usually not longer than three months. Deferred direct response advertising as of December 31, 2004 and 2003 was $0.5 million and $0.4 million, respectively.

RESEARCH AND DEVELOPMENT Research and development expenses, which amounted to $68.7 million, $58.1 million and $55.9 million in 2004, 2003 and 2002, respectively, are expensed as incurred.

STOCK - BASED COMPENSATION We elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock plans as allowed under Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, no compensation expense has been recognized for the stock options plans. In accordance with FAS 148 we, for purposes of its pro forma disclosure, determined our compensation expense in accordance with the Black-Scholes option-pricing model. Had compensation

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1. Significant Accounting Policies (Continued)

cost for the fixed stock options been determined consistent with FAS 148, pro forma net income and earnings per common share for 2004, 2003 and 2002 would have been as follows:

(In millions, except per share amounts)	2004	2003	2002
Net income — as reported	$783.8	$579.2	$525.6
Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	12.3	11.9	6.2
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(39.1)	(30.1)	(22.5)

Pro forma net income	$757.0	$561.0	$509.3

Earnings per common share
Basic — as reported	$5.40	$3.97	$3.51
Basic — pro forma	$5.22	$3.85	$3.41

Diluted — as reported	$5.23	$3.86	$3.41
Diluted — pro forma	$5.06	$3.74	$3.31

FOREIGN CURRENCY TRANSLATION Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of the “Accumulated other comprehensive income (loss)” caption in stockholders’ equity. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses on these foreign currency transactions are classified on the statement of income depending on the nature of the item.

DERIVATIVE FINANCIAL INSTRUMENTS In accordance with Statement of Financial Accounting Standards Statement No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its related amendment Statement of Financial Accounting Standards Statement No. 138 (FAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the years ended December 31, 2004 and 2003, $2.3 million and $3.3 million in deferred losses, respectively, were reclassified to cost of products sold. During the year ended December 31, 2002, $0.6 million in deferred gains were reclassified to cost of products sold. We estimate that $9.6 million of derivative loss included in OCI as of December 31, 2004 will be reclassified to earnings within the next twelve months.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1. Significant Accounting Policies (Continued)

Foreign Currency Risk Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Canadian dollar, Euro, Australian dollar and Pound sterling.

Interest Rate Risk We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amounts. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2004 and 2003, we had outstanding interest rate swap agreements on the outstanding 2.875% notes due in 2006 which allow the agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was effective for newly created variable interest entities as of January 31, 2003 and was effective for existing variable interest entities as of October 1, 2003. The objective of FIN 46 is to improve financial reporting by companies having transactions involving variable interest entities. In December 2003, the FASB issued a revision to FIN 46 (FIN46R). FIN 46 and FIN 46R did not have a material impact on our results or financial position.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (’the Medicare Prescription Act’).” FSP 106-2 provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Act enacted in December 2003. The Medicare Prescription Act will provide a prescription drug benefit under Medicare Part D, as well as provide a federal subsidy to employers that provide a program for prescription drug benefits that is at least actuarially equivalent to Medicare Part D.

We adopted FSP 106-2 prospectively in the third quarter of 2004. Several of our postretirement plans qualify for the federal subsidy; however, the adoption of FSP 106-2 did not have a material impact on our results of operations. The subsidy, which will result in lower future expense, reduced our accumulated postretirement benefit obligation by $10.9 million, or 6%.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a special one-time dividends received deduction on the repatriation of foreign earnings. As a result of FSP 109-2, we recorded an income tax benefit of $3.4 million in 2004. See Note 13, “Income Taxes.”

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1. Significant Accounting Policies (Continued)

exchange for the award. We intend to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of FAS 123R, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective for our third quarter 2005. We are evaluating the impact of FAS 123R on our results of operations and financial position.

2. Goodwill and Other Identifiable Intangibles

We had net goodwill of approximately $2.0 billion as of December 31, 2004. The decrease in goodwill during the twelve months ended December 31, 2004 of $434.4 million from $2.4 billion as of December 31, 2003 was principally attributable to the recognition of identifiable intangible assets that were previously included in goodwill for the 2003 acquisition of Therma-Tru ($488.1 million), partly offset by goodwill for 2004 acquisitions and adjustments for 2003 acquisitions. Goodwill increased during the year ended December 31, 2003 by $995.9 million due to the acquisitions of Therma-Tru, Capital Cabinet, American Lock and Wild Horse Winery, as well as the conclusion of Omega purchase accounting in 2003 and foreign currency fluctuations.

The Company’s goodwill by segment is as follows:

	Years ended December 31,
(In millions)	2004	2003
Home and Hardware	$1,726.3	$2,159.2
Spirits and Wine	265.6	267.6
Golf	13.2	12.7
Office	—	—

	$2,005.1	$2,439.5

We also had indefinite-lived intangibles, principally tradenames, of $798.6 million as of December 31, 2004 compared to $496.6 million as of December 31, 2003. The increase of $302.0 million was primarily due to the recognition of identifiable intangible assets previously included in goodwill for the acquisition of Therma-Tru ($234.2 million) and reclassification of a tradename as the result of assessing the factors noted below ($64.8 million).

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $716.2 million and $165.7 million, respectively, as of December 31, 2004, compared to $545.1 million and $152.6 million, respectively, as of December 31, 2003. The gross carrying value increase was principally due to the recognition of identifiable intangible assets previously included in goodwill for the acquisition of Therma-Tru ($253.9 million), partly offset by the reclassification of a tradename as the result of heightened consumer name recognition in recent years due to increased and ongoing plans for tradename promotion, successful product research and development efforts and plans for continued investment, and

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2. Goodwill and Other Identifiable Intangibles (Continued)

favorable consumer perceptions regarding product quality and innovation ($85.6 million). During the twelve months ended December 31, 2003, the Company recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of certain tradenames in our Office business.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2004 and 2003 are as follows:

	As of December 31, 2004				As of December 31, 2003
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets-tradenames	$921.4	$(122.8	)(1)	$798.6	$592.3	$(95.7	)(1)	$496.6

Amortizable intangible assets
Tradenames	370.0	(126.9)		243.1	461.4	(143.7)		317.7
Customer and contractual relationships	255.5	(28.8)		226.7	73.5	(8.7)		64.8
Patents/proprietary technology	75.4	(5.9)		69.5	—	—		—
Licenses and other	15.3	(4.1)		11.2	10.2	(0.2)		10.0

Total	716.2	(165.7)		550.5	545.1	(152.6)		392.5

Total identifiable Intangibles	$1,637.6	$(288.5)		$1,349.1	$1,137.4	$(248.3)		$889.1

(1) Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $36.7 million, $18.9 million and $16.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increases in intangible amortization primarily reflect the addition of amortizable intangible assets related to acquisitions. The Company expects to record intangible amortization of approximately $35 million for each of the next five fiscal years ending December 31, 2005 through December 31, 2009.

We performed our annual impairment test as of December 31 of each fiscal year. For 2004 and 2003, no impairment of goodwill or indefinite-lived intangible assets was recognized as a result of the annual impairment tests.

3. Sale of Stock of Subsidiary

In January 2002, we completed the second of two transactions to sell shares in our wholly-owned office products subsidiary, ACCO World Corporation (ACCO). These two transactions resulted in an aggregate reduction of less than 2% of our interest in ACCO. We treated the sale as an equity transaction in accordance with Company policy, recording the difference between the sale price and the book value of ACCO’s stock to “Paid-in capital.” As a result of the first of the two transactions,

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

3. Sale of Stock of Subsidiary (Continued)

we recognized a net tax benefit of $72.9 million in 2001. The two transactions resulted in a substantial tax loss carryforward that we will realize in the event we have qualified taxable capital gains.

4. Acquisitions, Disposals and Joint Ventures

In June 2004, Therma-Tru acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems. This acquisition gives Therma-Tru a stronger growth platform in the U.K. In June, Master Lock acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these acquisitions was $30.9 million. The pro forma impact on net sales for these acquisitions was not material.

In December 2003, the Spirits and Wine business obtained a 20-year extension of the rights to manufacture and distribute Gilbey’s gin and vodka in the U.S., extending the license agreement to 2027, and acquired trademark and distribution rights in California to Kamchatka vodka (the Spirits and Wine business previously had owned all other U.S. rights to Kamchatka). In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of super premium and ultra-premium wines. In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, Master Lock acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks. The aggregate cost of these acquisitions was $123.7 million. The cost exceeded the estimated fair value of net assets acquired by approximately $90 million. The acquired businesses have been included in consolidated results from the date of acquisition. Had the acquisitions been consolidated as of January 1, 2002, they would not have materially affected results.

In November 2003, the Home and Hardware business acquired Therma-Tru, a leading manufacturer of residential entry door systems in the United States. This acquisition fits our strategic focus on leading brands, shares beneficial demographics and market fundamentals with our other Home and Hardware brands, and has created valuable synergies within our Home and Hardware business. The purchase was financed through the issuance of commercial paper and subsequently partially refinanced through the issuance of long-term debt securities under our outstanding shelf registration statement filed with the Securities and Exchange Commission. Results of operations have been included in the consolidated financial statements as of the acquisition date. The acquisition price was $924.0 million, net of cash.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4. Acquisitions, Disposals and Joint Ventures (Continued)

The following table summarizes the fair values of the Therma-Tru assets acquired and liabilities assumed as of the date of the acquisition:

(In millions)
Purchase price		$924.0
Less: Asset purchase price allocation
Accounts receivable	$51.4
Inventory	38.1
Other current assets	11.8
Property, plant and equipment	111.8
Tradenames and other identifiable intangibles	488.1
Other assets	20.3
		721.5
Plus: Liability purchase price allocation
Other current liabilities and accruals	61.6
Deferred income taxes	195.9
Other liabilities	11.5
		269.0

Excess purchase price over fair value of net assets		$471.5

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

In April 2003, the Spirits and Wine business returned a portion of invested capital ($304.1 million) to the Company and V&S Vin & Sprit AB, the shareholders of the Spirits and Wine business. This return of capital related to the disposition of Jim Beam Brands Worldwide, Inc.’s U.K.-based Scotch whisky business in 2001. The impact on our financial statements was a reduction in minority interests of $30.4 million.

In November 2002, Moen sold its non-strategic plumbing parts business for net proceeds of approximately $15 million. We recorded an after-tax loss of $10.2 million related to the sale.

In April 2002, MasterBrand Cabinets acquired Omega Holdings, Inc. (Omega), a U.S.-based manufacturer of custom and semi-custom cabinetry. This acquisition broadened our cabinet product line and is providing additional selling opportunities across customers, while producing purchasing and manufacturing efficiencies. The cost of this acquisition was $538 million. As a result of the acquisition of Omega, the Home and Hardware business recorded goodwill and other identifiable intangibles of $345.2 million and $212.0 million, respectively. The $212.0 million of other identifiable intangibles consists of $138.5 million of indefinite-lived tradenames and

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4. Acquisitions, Disposals and Joint Ventures (Continued)

$73.5 million of customer-relationship intangibles which are amortized over a weighted-average useful life of approximately 15 years.

If Omega had been included in consolidated results from January 1, 2002, the Company’s unaudited pro forma net sales, net income and diluted earnings per share would each have been 2% higher for the year ended December 31, 2002.

On May 31, 2001, the Spirits and Wine business completed transactions with V&S creating a joint venture named Future Brands LLC to distribute over an initial ten-year period both companies’ spirits brands in the United States. The Spirits and Wine business has accounted for this joint venture using the equity method of accounting. Future Brands is not consolidated into our Spirits and Wine business as V&S has substantive participating rights which preclude consolidation. V&S paid $270 million to gain access to our Spirits and Wine business’ U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S are convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock’s face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S also acquired a three-year option, which expired unexercised, to increase its equity stake in JBBW by up to an additional 9.9%. V&S may require the Company to purchase the JBBW preferred stock at fair value in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, JBBCo. or certain other events. We have accounted for the $270 million gain on the sale of 49% of Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBBCo., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, we began amortizing these amounts to other income and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the non-cancelable 10-year term of the management agreement for Future Brands. For the years ended December 31, 2004 and 2003, the Spirits and Wine business recorded minority interest for the 10% ownership that V&S maintains in the business of $11.3 million each year. The redemption feature of the JBBW convertible preferred stock is accounted for in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” In 2003, a cumulative adjustment of $487,000 was recorded as minority interest income in the consolidated statement of income, representing the decrease in the estimated fair value of the convertible redeemable preferred stock. In 2004, the recorded value of the convertible redeemable preferred stock was deemed to be a reasonable approximation of the fair value.

In October 2001, the Spirits and Wine business sold the U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes). We recorded an after-tax gain of $21.8 million related to the sale. In 2004, the Company determined that an allocation of cumulative foreign currency adjustments should have been included in determination of the gain on sale of the business and adjusted the after-tax gain on sale and other comprehensive income by $16.4 million. The adjustment is also reflected in the beginning balances reported as of December 31, 2001 in the Consolidated Statement of Stockholders’ Equity. EPS for 2001 in “Item 6— Selected Financial Data” has been restated reducing EPS by $0.12 per basic share and $0.11 per diluted

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4. Acquisitions, Disposals and Joint Ventures (Continued)

share. As a result of this adjustment of cumulative translation adjustment, there was no change to net stockholders’ equity.

5. Short-Term Borrowings and Credit Facilities

At December 31, 2004 and 2003, there were $669.8 million and $530.4 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and commercial paper that are used for general corporate purposes, including acquisitions. Included in this amount as of December 31, 2004 and 2003, there were $0.1 million and $1.3 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $10.0 million and $9.6 million, respectively. In addition, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $240.5 million of which $23.0 million was outstanding at December 31, 2004 and $218.5 million of which $22.8 million was outstanding as of December 31, 2003. The weighted-average interest rate on these borrowings was 1.5% and 1.2%, respectively.

See Note 14 for a description of the Company’s use of financial instruments.

6. Long-Term Debt

The components of long-term debt are as follows:

(In millions)	2004	2003
7 1/8% Notes, Due 2004	$—	$200.0
2 7/8% Notes, Due 2006	300.0	300.0
6 1/4% Notes, Due 2008	200.0	200.0
4 7/8% Notes, Due 2013	300.0	300.0
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
Miscellaneous(a)	(1.0)	2.2

	1,239.9	1,443.1
Less current portion	0.4	200.5

Total long-term debt	$1,239.5	$1,242.6

(a) Includes an adjustment for interest rate swap valuation.

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

At December 31, 2004, we maintained a $1.0 billion, five-year revolving credit agreement with various banks, which the Company entered into in July 2004. The interest rate was set at the time of each borrowing. The facility fee of 0.08% per annum is subject to increases up to a maximum fee of 0.15% per annum in the event the long-term debt rating falls below specified levels. Borrowings under the agreements are made for general corporate purposes, including acquisitions, share repurchases and support for the Company’s short-term borrowings in the commercial paper market.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

6. Long-Term Debt (Continued)

Estimated payments for maturing debt during the next five years are as follows: 2005: $0.4 million; 2006, $300.2 million; 2007, $0.1 million; and 2008, $200.0 million.

7. $2.67 Convertible Preferred Stock — Redeemable at Company’s Option

Shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2004, 2003 and 2002 were 233,327 shares, 245,093 shares and 258,656 shares, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.205 shares of common stock. Authorized but unissued common shares are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Shares converted were 11,766 shares, 13,563 shares and 22,859 shares during 2004, 2003 and 2002, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

A cash dividend of $2.67 per share in the aggregate amount of $0.6 million, $0.7 million and $0.7 million was paid in the years ended December 31, 2004, 2003 and 2002, respectively.

8. Capital Stock

We have 750 million authorized shares of common stock and 60 million authorized shares of Preferred stock.

There were 144,285,095 and 146,264,641 common shares outstanding at December 31, 2004 and 2003, respectively.

The cash dividends paid on the common stock for the years ended December 31, 2004, 2003 and 2002 aggregated $182.9 million, $166.2 million and $152.7 million, respectively.

Shares that were purchased in connection with the Company’s share repurchase program and were converted to treasury shares amounted to 4,402,978 shares in 2004; 4,094,842 shares in 2003; and 5,769,440 shares in 2002. Treasury shares delivered in connection with exercise of stock options and grants of other stock awards and conversion of preferred stock and debentures amounted to 2,423,432 in 2004; 3,368,848 in 2003; and 4,762,402 shares in 2002. At December 31, 2004 and 2003 there were 85,284,929 and 83,305,383 common treasury shares, respectively.

9. Preferred Share Purchase Rights

The Company amended the Preferred Share Purchase Rights Plan to terminate the plan effective December 24, 2004.

10. Stock Plans

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans (the “Plans”) as of December 31, 2004. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. Grants under the 1999 Long-Term Incentive Plan were made before December 31, 2004. The 1999 Plan also had a maximum share grant limit of 12 million shares. No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards that continue to be exercisable.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

10. Stock Plans (Continued)

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

Changes during the three years ended December 31, 2004 in shares under options were as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2001	14,167,605	$30.44
Granted	2,940,542	48.64
Exercised	(4,562,337)	29.95
Lapsed	(187,982)	31.67

Outstanding at December 31, 2002	12,357,828	35.02
Granted	2,937,558	57.30
Exercised	(3,227,937)	30.17
Lapsed	(203,729)	41.37

Outstanding at December 31, 2003	11,863,720	41.75
Granted	3,032,550	72.37
Exercised	(2,307,251)	34.15
Lapsed	(172,526)	55.46

Outstanding at December 31, 2004	12,416,493	$50.45

The weighted-average fair values of options granted during 2004, 2003 and 2002 were $16.47, $13.40, and $11.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Expected dividend yield	1.8%	2.1%	2.3%
Expected volatility	26.7%	29.4%	30.6%
Risk-free interest rate	3.2%	2.8%	2.7%
Expected term	4.5 Years	4.5 Years	4.5 Years

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

10. Stock Plans (Continued)

Options outstanding at December 31, 2004 were as follows:

		Weighted-Average	Weighted-Average
Range Of	Number	Remaining Contractual	Exercise
Exercise Prices	Outstanding	Life	Price
$22.78 to $32.55	2,696,976	5.6	$29.35
33.41 to 49.10	3,964,845	6.2	43.35
52.59 to 78.09	5,754,672	9.3	65.23

$22.78 to $78.09	12,416,493	7.5	$50.45

Options exercisable at the end of each of the three years ended December 31, 2004 were as follows:

	Options	Weighted-Average
	Exercisable	Exercise Price
December 31, 2004	6,668,720	$38.81
December 31, 2003	6,241,762	33.62
December 31, 2002	6,738,082	31.20

Options exercisable at December 31, 2004 were as follows:

Weighted-Average
Number Exercisable	Exercise Price
2,696,976	$29.35
3,087,266	41.77
884,478	57.35

6,668,720	$38.81

At December 31, 2004, performance awards were outstanding pursuant to which up to 204,300 shares, 204,300 shares, 201,750 shares and 173,550 shares may be issued in 2005, 2006, 2007 and 2008, respectively, depending on the extent to which certain specified performance objectives are met. 194,705 shares, 123,344 shares and 181,197 shares were issued pursuant to performance awards during 2004, 2003 and 2002, respectively. The costs of performance awards are expensed over the performance period.

Compensation expense for stock based plans recorded for 2004, 2003 and 2002 was $19.1 million, $19.0 million and $10.0 million, respectively.

Shares available in connection with future awards under the Company’s stock plans at December 31, 2004, 2003 and 2002 were: 7,126,664; 10,146,614; and 1,053,597, respectively. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

11. Pension and Other Retiree Benefits

We have a number of pension plans, principally in the United States, covering substantially all employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Annual contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11. Pension and Other Retiree Benefits (Continued)

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

	Pension Benefits		Postretirement Benefits
Obligations and Funded Status at December 31 (In millions)	2004	2003	2004	2003
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Benefit obligation at beginning of year	$972.9	$848.6	$173.9	$149.4
Service cost	33.6	28.2	3.3	2.6
Interest cost	59.2	54.3	10.1	9.6
Actuarial loss	45.6	62.4	(1.0)	18.2
Participants’ contributions	1.6	1.2	2.4	2.0
Foreign exchange rate changes	21.8	19.7	0.6	0.8
Benefits paid	(57.9)	(46.4)	(12.2)	(11.7)
Plan amendments	0.3	4.9	0.5	3.0
Other items	6.3	—	—	—

Projected benefit obligation at end of year	$1,083.4	$972.9	$177.6	$173.9

Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$969.6	$863.7

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$805.5	$623.0	$—	$—
Actual return on plan assets	61.5	90.2	—	—
Employer contributions	100.7	123.5	9.9	9.6
Participants’ contributions	1.6	1.2	2.4	2.0
Foreign exchange rate changes	19.0	15.9	—	—
Benefits paid	(57.9)	(46.4)	(12.3)	(11.6)
Other items	3.9	(1.9)	—	—

Fair value of plan assets at end of year	934.3	805.5	—	—

Funded Status (Fair value of plan assets less PBO)	(149.1)	(167.4)	(177.6)	(173.9)
Unrecognized actuarial loss	339.9	291.6	24.7	25.6
Unrecognized prior service cost	23.4	24.2	—	1.4

Net amount recognized	$214.2	$148.4	$(152.9)	$(146.9)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11. Pension and Other Retiree Benefits (Continued)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Prepaid pension benefit	$179.6	$109.6	$—	$—
Accrued benefit liability	(54.2)	(124.0)	(152.9)	(146.9)
Intangible assets	15.0	23.3	—	—
Accumulated other comprehensive income	73.8	139.5	—	—

Net amount recognized	$214.2	$148.4	$(152.9)	$(146.9)

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with an accumulated benefit obligation in excess of plan assets (underfunded ABO) are shown below. The decreases include the impact of contributions made in 2004.

Information for pension plans with an accumulated benefit obligation in excess of plan assets	2004	2003
Projected benefit obligation	$394.0	$673.6
Accumulated benefit obligation	339.2	592.1
Fair value of plan assets	280.1	511.3

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits
(In millions)	2004	2003	2002	2004	2003	2002
Service cost	$33.6	$28.3	$29.7	$3.3	$2.6	$2.7
Interest cost	59.3	54.3	52.9	10.1	9.6	9.2
Expected return on plan assets	(73.3)	(63.1)	(64.1)	—	—	—
Amortization of prior service cost	3.5	3.6	2.5	(0.1)	(0.3)	(0.4)
Amortization of net (gain) loss	11.8	5.0	0.9	0.8	(0.4)	(1.4)
Settlement loss	2.5	—	—	—	—	—

Net periodic benefit cost	$37.4	$28.1	$21.9	$14.1	$11.5	$10.1

	Pension Benefits
Additional Information	2004	2003
Increase in minimum liability included in intangible assets and other comprehensive income	$(74.0)	$9.7

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11. Pension and Other Retiree Benefits (Continued)

	Pension Benefits		Postretirement Benefits
Assumptions	2004	2003	2004	2003
WEIGHTED - AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate	5.9%	6.1%	6.0%	6.2%
Rate of compensation increase	4.0%	3.9%	—	—
WEIGHTED - AVERAGE ASSUMPTIONS USED TO DETERMINE NET COST FOR YEARS ENDED DECEMBER 31:
Discount rate	6.1%	6.6%	6.2%	6.7%
Expected long-term rate of return on plan assets	8.3%	8.3%	—	—
Rate of compensation increase	3.9%	3.9%	—	—

	Postretirement Benefits
	2004	2003
ASSUMED HEALTH CARE COST TREND RATES USED TO DETERMINE BENEFIT OBLIGATIONS AND NET COST AT DECEMBER 31
Health care cost trend rate assumed for next year	10%	10%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost	$1.4	$(1.2)
Effect on postretirement benefit obligation	17.4	(15.4)

Plan Assets

Our pension plan weighted-average asset allocations at December 31, 2004 and 2003 are as follows:

	Pension Plan Assets at December 31
Asset Category	2004	2003
Cash	3%	1%
Equity securities	65	70
Fixed income	32	29
Real estate	<1	<1

Total	100%	100%

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11. Pension and Other Retiree Benefits (Continued)

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Master trusts were established to hold the assets of our domestic defined benefit plans. The defined benefit asset allocation policy for these trusts allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, and a cash allocation of up to 25%. Each master trust has a different target asset allocation which is reviewed periodically and is based on the underlying liability structure. Some Non-U.S. plans allow for an investment in real estate.

Our expected 8.3% long-term rate of return on plan assets is based on our investment strategy, which reflects a melded allocation with an expected annual return on equity of 10% and a targeted fixed income annual return of 6.0%.

Contributions

We expect to contribute approximately $40 to $70 million to our pension plans in 2005.

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to these plans amounted to $28.8 million, $23.4 million and $22.8 million in 2004, 2003 and 2002, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

		Postretirement Benefits
(In millions)	Pension Benefits	Gross Payments	Medicare Subsidy Receipts
2005	$49.6	$11.4	$—
2006	49.8	11.8	0.9
2007	51.6	12.0	0.9
2008	60.9	12.4	0.9
2009	57.6	12.7	1.0
Years 2010-2014	373.2	68.8	5.1

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12. Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2004 are as follows:

(In millions)
2005	$55.5
2006	44.3
2007	33.7
2008	27.0
2009	22.6
Remainder	66.3

Total minimum rental payments	249.4
Less minimum rentals to be received under noncancelable subleases	2.4

$247.0

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $53.7 million, $44.1 million and $52.4 million in 2004, 2003 and 2002, respectively.

13. Income Taxes

The components of income from continuing operations before income taxes are as follows:

(In millions)	2004	2003	2002
Domestic operations	$885.3	$707.5	$648.8
Foreign operations	200.3	176.9	107.4

Income before income taxes and minority interests	$1,085.6	$884.4	$756.2

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

(In millions)	2004	2003	2002
Income taxes computed at federal statutory income tax rate	$380.0	$309.6	$264.7
Other income taxes, net of federal tax benefit	28.8	23.6	18.0
Foreign earnings taxed at different rate	(8.8)	(1.2)	0.7
Tax benefit due to the reinterpretation of capital loss disallowance rules	—	—	(61.7)
Reversal of reserves for items resolved more favorably than anticipated	(88.7)	(35.0)	—
Net tax adjustment associated with IRS tax audits	(13.5)	—	—
Miscellaneous other, net	(14.8)	(7.8)	(7.5)

Income taxes as reported	$283.0	$289.2	$214.2

The following items impacted the effective income tax rate:

During the third quarter of 2004, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13. Income Taxes (Continued)

$49.2 million. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, partly offset by the disallowance of a deduction for which no reserve had been established.

In the fourth quarter of 2004, the Congressional Joint Committee on Taxation completed its review of the results of the routine IRS examination of our 1997-2001 tax returns. We recorded a total tax benefit of $53.0 million, or $0.36 per diluted share, reflecting the completion of the Joint Committee review. This resulted in a reversal of tax reserves of $39.5 million and a net tax adjustment of $13.5 million. As a result of the conclusion of the IRS examination of our 1997-2001 tax years, we expect to receive a tax refund of approximately $56 million in the first half of 2005. During the fourth quarter of 2004, we also recorded a one-time non-operating adjustment for interest income on taxes receivable related to these tax-related benefits of $2.1 million (after tax), or $0.01 per diluted share, which was recorded in other income.

In the fourth quarter of 2004, we recorded a tax benefit of $3.4 million, or $0.03 per diluted share, associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004.

In 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million. As a result, we also recorded a one-time non-operating adjustment of $6.9 million in interest income (after tax), which was recorded in other income.

Income taxes are as follows:

(In millions)	2004	2003	2002
Currently payable
Federal	$152.9	$133.4	$107.3
Foreign	49.8	39.1	27.1
Other	37.4	24.8	17.5
Deferred
Federal and other	43.8	88.9	69.3
Effect of foreign earnings repatriation under the American Jobs Creation Act of 2004	(3.4)	—	—
Foreign	2.5	3.0	(7.0)

	$283.0	$289.2	$214.2

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13. Income Taxes (Continued)

The components of net deferred tax assets (liabilities) are as follows:

(In millions)	2004	2003
CURRENT ASSETS
Compensation and benefits	$12.8	$11.8
Other reserves	35.6	30.0
Capitalized interest-inventory	12.0	11.5
Restructuring	1.9	1.1
Interest	1.9	2.0
Accounts receivable	12.8	15.7
Miscellaneous	67.7	56.4

	144.7	128.5

CURRENT LIABILITIES
Inventories	(12.9)	(12.7)
Miscellaneous	(35.1)	(32.0)

	(48.0)	(44.7)

Deferred income taxes included in other current assets	96.7	83.8

NONCURRENT ASSETS
Compensation and benefits	79.4	72.2
Other retiree benefits	53.5	51.4
Other reserves	18.7	16.1
Foreign exchange	1.1	1.1
Deferred income	55.9	68.9
Miscellaneous	22.3	13.5

	230.9	223.2

NONCURRENT LIABILITIES
Depreciation	(122.0)	(98.3)
Pension	(47.2)	(16.5)
Identifiable intangibles assets	(420.3)	(398.4)
Miscellaneous	(25.4)	(42.7)

	(614.9)	(555.9)

Deferred income taxes included in other (liabilities) assets	(384.0)	(332.7)

NET DEFERRED TAX (LIABILITY) ASSET	$(287.3)	$(248.9)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

14. Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps. The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that the losses, if any, would be immaterial.

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

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2004 and 2003, the fair value of all outstanding contracts and the book value of the contracts were essentially the same.

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2004 and 2003, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due in 2006 which allow the agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

The estimated fair value of the Company’s cash and cash equivalents, notes payable to banks and commercial paper approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company’s $1,239.9 million and $1,443.1 million total long-term debt (including current portion) at December 31, 2004 and 2003 was approximately $1,341.8 million and $1,564.8 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the operating companies’ domestic and international customer base, thus spreading the credit risk.

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. The exposures are not considered material to our financial statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15. Guarantees and Commitments

As of December 31, 2004, we had third-party guarantees totaling approximately $85 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In 2003, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $1.1 million as of December 31, 2004 to reflect the fair value of the guarantees to Maxxium.

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. Accordingly, pursuant to FIN 45, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2004 or in future periods

Purchase obligations by the Company as of December 31, 2004 were:

	Payments Due by Period as of December 31, 2004
		Less than			After
(In millions)	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations(1)	$653.7	$388.6	$146.0	$114.2	$4.9

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

16. Product Warranties (Continued)

The following table summarizes activity related to our product warranty liability during the years ended December 31, 2004, 2003 and 2002:

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

(In millions)	2004	2003	2002(1)
Reserve balance at the beginning of the year	$(12.9)	$(9.2)	$(8.0)
Provision for warranties issued	(33.9)	(28.7)	(23.4)
Acquisitions	(0.2)	(0.1)	(0.5)
Settlements made (in cash or in kind)	30.9	25.1	22.7

Reserve balance at end of year	$(16.1)	$(12.9)	$(9.2)

(1) We have reclassified 2002 warranty reserve activity to conform to 2004 and 2003 disclosure.

17. Restructuring and Restructuring-related Charges

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

Our Home and Hardware business recorded charges in 2004 primarily for workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities. Charges in 2002 relate to the sale of the low-return plumbing parts business, including the loss on disposal of the business and planned employee termination costs (seven positions) that were announced.

Golf charges in 2004 and 2003 relate to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

Spirits and Wine charges in 2002 related to the sale of a minor product line.

As a result of these actions, we recorded pre-tax restructuring charges for the years ended December 31, 2004, 2003 and 2002 as follows:

	Years Ended December 31,
(In millions)	2004	2003	2002
Home and Hardware	$9.2	—	$10.9
Golf	0.6	2.2	—
Office	19.4	17.3	34.3
Spirits and Wine	—	—	0.7

	$29.2	$19.5	$45.9

The 2004 net provision of $29.2 million is comprised of a new provision of $30.7 million less adjustments of $1.5 million for accruals in excess of original estimates. The 2003 net provision of $19.5 million is comprised of a new provision of $21.5 million less adjustments of $2.0 million for accruals in excess of original estimates.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17. Restructuring and Restructuring-related Charges (Continued)

Reconciliation of Restructuring Liability

Pursuant to the provisions of FAS 146, the following tables represent the reconciliation of the restructuring charges and supplemental information for actions initiated after December 31, 2002.

	2003	Cash	Non-Cash	Balance at
(In millions)	Provision	Expenditures(1)	Write-offs	12/31/03
Workplace reduction costs	$8.8	$(7.5)	$—	$1.3
International distribution and lease agreements	1.2	(0.2)	—	1.0
Loss on disposal of assets, net	11.5	4.8	(16.0)	0.3

	$21.5	$(2.9)	$(16.0)	$2.6

(1) Loss on disposal is positive due to proceeds from the disposal of assets.

	Balance at	2004	Accrual	Cash	Non-Cash	Balance at
(In millions)	12/31/03	Provision	Adjustment(2)	Expenditures(1)	Write-offs	12/31/04
Workplace reduction costs	$1.3	$16.3	$(0.1)	$(17.5)	$—	$—
International distribution and lease agreements	1.0		(0.5)	(0.3)	(0.2)	—
Loss on disposal of assets, net	0.3	14.4		0.4	(14.9)	0.2

	$2.6	$30.7	$(0.6)	$(17.3)	$(15.2)	$0.2

(1) Loss on disposal is positive due to proceeds from the disposal of assets.

(2) Accrual Adjustments are for reversal of accruals in excess of original estimates.

Cash expenditures beyond 2004 relate to carrying costs for real estate leases for facilities no longer in use.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17. Restructuring and Restructuring-related Charges (Continued)

The following tables represent the reconciliation of the restructuring liability for restructuring charges recognized prior to January 1, 2003 in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”:

	Balance at	Accrual	Cash	Non-Cash	Balance at
(In millions)	12/31/02	Adjustment(2)	Expenditures(1)	Write-offs	12/31/03
Workplace reduction costs(3)	$11.3	$(1.9)	$(7.4)	$(0.4)	$1.6
International distribution and lease agreements	4.2	(0.1)	(1.3)	0.4	3.2
Loss on disposal of assets, net	0.8	—	6.1	(6.2)	0.7

	$16.3	$(2.0)	$(2.6)	$(6.2)	$5.5

	Balance at	Accrual	Cash	Non-Cash	Balance at
(In millions)	12/31/03	Adjustment (2)	Expenditures (1)	Write-offs	12/31/04
Workplace reduction costs(3)	$1.6	$(0.4)	$(1.1)	$0.1	$0.2
International distribution and lease agreements	3.2	(0.2)	(0.8)	0.1	2.3
Loss on disposal of assets, net	0.7	(0.3)	(0.5)	0.1	—

	$5.5	$(0.9)	$(2.4)	$0.3	$2.5

(1) Accrual Adjustments are for reversal of accruals in excess of original estimates.

(2) Includes the impact of foreign exchange.

(3) Of the planned downsizing of 2,065 positions, 1,952 reductions had been implemented as of December 31, 2004. No additional reductions are planned. The employee groups affected by these restructuring actions were primarily in the Office business and include plant and administrative hourly and salaried employees.

Cash expenditures beyond 2004 relate to employee severance payments in 2005 and carrying costs for real estate leases for facilities no longer in use.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17. Restructuring and Restructuring-related Charges (Continued)

Restructuring-Related Charges

Restructuring-related charges for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
Home & Hardware
Cost of sales charges	$4.8	$—	$4.4
SG&A charges	0.5	—	(0.3)

Total	$5.3	$—	$4.1

Golf
Cost of sales charges	$5.6	$3.6	$—
SG&A charges	—	—	—

Total	$5.6	$3.6	$—

Office
Cost of sales charges	$4.6	$9.2	$3.9
SG&A charges	3.6	1.4	1.9

Total	$8.2	$10.6	$5.8

Total
Cost of sales charges	$15.0	$12.8	$8.3
SG&A charges	4.1	1.4	1.6

Total	$19.1	$14.2	$9.9

The 2004 Home and Hardware restructuring-related charges primarily relate to costs associated with the consolidation of Waterloo Industries’ manufacturing facilities. The 2002 Home and Hardware charges relate to the write-down of a long-lived asset and costs associated with the sale of the non-strategic specialty plumbing parts business and the reversal of certain accruals that were no longer deemed necessary.

The 2004 and 2003 Golf restructuring-related charges include costs related to the consolidation of golf ball manufacturing.

The 2004 Office restructuring-related charges include charges related to operating expense reduction initiatives, relocation of manufacturing facilities and inventory write-offs associated with the discontinuance of manufacturing certain product lines.

The 2003 and 2002 office restructuring-related charges include relocation of manufacturing and distribution facilities and inventory write-offs associated with the discontinuance of certain unprofitable product lines.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18. Information on Business Segments

The Company is organized into business segments based on the products and markets served. Each business segment is headed by an officer who reports to the Chief Executive Officer of the Company and is responsible for strategies to drive the growth and profitability of the segment. The Company’s business segments are described below:

Home and Hardware includes: kitchen and bath cabinets manufactured, marketed and distributed by MasterBrand Cabinets; kitchen and bathroom faucets and accessories manufactured, marketed or distributed by Moen; residential entry door and patio door systems designed and manufactured by Therma-Tru; locks manufactured, marketed or distributed by Master Lock and American Lock; and tool storage and organization products manufactured and distributed by Waterloo.

Spirits and Wine includes products made, marketed or distributed by Jim Beam Brands Worldwide, Inc. subsidiaries.

Golf includes golf balls, golf clubs, golf shoes and gloves manufactured, marketed or distributed by Acushnet Company.

Office includes paper fastening, document management, computer accessories, time management, presentation and other office products manufactured, marketed or distributed by ACCO World Corporation subsidiaries.

The Company’s subsidiaries operate principally in the United States, Canada, the United Kingdom and Australia.

Reconciliation of segment net sales to consolidated net sales is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$3,763.7	$2,899.9	$2,532.2
Spirits and Wine	1,169.3	1,091.0	1,032.5
Golf	1,212.2	1,121.7	1,007.6
Office	1,175.7	1,101.9	1,105.4

	$7,320.9	$6,214.5	$5,677.7

Operating income is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$598.5	$481.3	$398.5
Spirits and Wine	333.7	302.8	276.3
Golf	153.8	139.1	129.8
Office	109.8	57.6	27.4
Less: Corporate expenses	72.5	63.3	45.4

	$1,123.3	$917.5	$786.6

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18. Information on Business Segments

Segment assets(a) are as follows:

(In millions)	2004	2003	2002
Home and Hardware	$1,812.7	$1,619.3	$1,225.3
Spirits and Wine	884.0	833.2	728.0
Golf	727.6	704.3	674.0
Office	850.9	757.3	720.9

	$4,275.2	$3,914.1	$3,348.2

(a) Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

Reconciliation of segment assets(a) to consolidated total assets is as follows:

(In millions)	2004	2003	2002
Segment assets	$4,275.2	$3,914.1	$3,348.2
Intangibles resulting from business acquisition, net	3,354.2	3,328.6	2,332.7
Corporate	254.2	202.2	141.3

	$7,883.6	$7,444.9	$5,822.2

(a) Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

Long-lived assets are as follows:(a)

(In millions)	2004	2003	2002
United States	$1,128.5	$1,123.6	$982.5
United Kingdom	61.9	53.4	57.8
Canada	61.6	57.1	45.7
Australia	16.6	15.9	11.7
Other countries	109.5	108.9	91.9

	$1,378.1	$1,358.9	$1,189.6

(a) Represents property, plant and equipment, net.

Net sales by geographic region are as follows:

(In millions)	2004	2003	2002
United States	$5,757.5	$4,864.4	$4,541.6
Canada	387.6	359.0	286.2
United Kingdom	337.6	306.9	272.5
Australia	262.9	208.7	160.2
Other countries	575.3	475.5	417.2

	$7,320.9	$6,214.5	$5,677.7

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18. Information on Business Segments (Continued)

Depreciation is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$81.1	$72.0	$64.6
Spirits and Wine	39.2	33.8	31.9
Golf	34.9	33.9	28.7
Office	28.2	33.3	37.0
Corporate	0.9	0.7	0.4

	$184.3	$173.7	$162.6

Amortization of intangibles is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$26.5	$6.5	$3.2
Spirits and Wine	8.4	7.9	8.1
Golf	0.5	2.8	2.8
Office	1.3	1.7	2.0

	$36.7	$18.9	$16.1

Capital expenditures are as follows:

(In millions)	2004	2003	2002
Home and Hardware	$5.7	$83.7	$79.8
Spirits and Wine	56.3	52.0	45.5
Golf	30.5	29.3	46.6
Office	27.5	16.3	22.0
Corporate	1.7	12.6	0.4

	$241.7	$193.9	$194.3

19. Other Income, net

The components of other income, net, for the years ended December 31, 2004, 2003 and 2002 are as follows:

(In millions)	2004	2003	2002
Amortization of deferred income (See Note 4)	$7.0	$27.0	$27.0
Interest income on tax receivable (See Note 13)	3.2	10.7	14.9
Insurance proceeds related to a warehouse fire	12.0	—	—
Other miscellaneous items	8.0	3.0	1.8

Total	$50.2	$40.7	$43.7

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

20. Earnings Per Share

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

The computation of basic and diluted earnings per common share for “Net income” is as follows:

(In millions, except per share amounts)	2004	2003	2002
Net income	$783.8	$579.2	$525.6
Less: Preferred stock dividends	0.6	0.7	0.7

Income available to common stockholders — basic	783.2	578.5	524.9
Convertible Preferred stock Dividend requirements	0.6	0.7	0.7

Income available to common stockholders — diluted	$783.8	$579.2	$525.6

Weighted average number of common shares outstanding — basic	145.1	145.6	149.4
Conversion of Convertible Preferred stock	1.5	1.6	1.7
Exercise of stock options	3.3	3.1	2.9

Weighted average number of common shares outstanding — diluted	149.9	150.3	154.0

Earnings per common share
Basic	$5.40	$3.97	$3.51

Diluted	$5.23	$3.86	$3.41

21. Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and net minimum pension liability adjustments. The components of and changes in other comprehensive loss are as follows:

		Minimum	Accumulated Other
	Foreign Currency	Pension Liability	Comprehensive
(In millions)	Adjustments	Adjustment	Income (Loss)
Balance at December 31, 2001	$(97.2)	(18.1)	(115.3)
Changes during year (net of taxes of $50.1)	21.1	(67.0)	(45.9)

Balance at December 31, 2002	(76.1)	(85.1)	(161.2)
Changes during year (net of taxes of $7.0)	76.0	(4.6)	71.4

Balance at December 31, 2003	(0.1)	(89.7)	(89.8)
Changes during year (net of taxes of $1.0)	52.2	44.0	96.2

Balance at December 31, 2004	$52.1	$(45.7)	$6.4

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

21. Comprehensive Income (Continued)

Included in the foreign currency adjustments balance at December 31, 2004 are total deferred forward foreign exchange contract losses of $9.6 million. (See Note 1, “Significant Accounting Policies.”)

See Note 4, “Acquisitions, Disposals and Joint Ventures,” regarding restatement of the December 31, 2002 and 2003 foreign currency adjustment and accumulated other comprehensive loss.

22. Related Party Transactions

FUTURE BRANDS LLC In 2001, the Spirits and Wine business completed transactions with V&S Vin & Sprit AB (V&S) creating the Future Brands joint venture, which distributes both companies’ spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. JBBCo. records revenue at the time of shipment to Future Brands’ customers. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2004 and 2003, JBBCo. did not have any outstanding obligations as a result of this arrangement.

JBBCo.’s balances related to Future Brands included the following:

(In millions)	2004	2003	2002
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$73.2	$73.5	$68.8
Investment	9.3	8.2	11.7
Accounts payable (commissions)	17.2	14.4	15.6
Accrued liabilities	7.2	24.7	29.1

MAXXIUM WORLD WIDE B. V. In 1999, the Spirits and Wine business formed an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) to distribute and sell spirits and wine in key markets outside the United States. The joint venture partners include Remy-Cointreau, Highland Distillers and V&S. JBBCo. records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, we have guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $85 million, of which $76 million was outstanding as of December 31, 2004. At December 31, 2003, the guarantees totaled $79 million, of which $69 million was outstanding. JBBW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $20 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2004 or December 31, 2003. The Loan Facility expires June 30, 2006.

JBBCo.’s balances related to Maxxium included the following:

(In millions)	2004	2003	2002
Accounts receivable	$60.1	$39.4	$34.6
Investment	64.6	64.9	64.3
Accounts payable (expense reimbursement)	13.7	16.0	12.3

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

23. Pending Litigation

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement, to indemnify Fortune Brands, Inc. (the Company) against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO (the Indemnification Agreement).

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are defendants in a purported class action lawsuit in Ohio seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged deceptive marketing. The Company denies these allegations. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, is currently a defendant in approximately 130 cases claiming personal injury from asbestos and has been dismissed as a defendant in approximately 93 cases. All of these suits name multiple defendants and, in most cases, in excess of 75 defendants are named in addition to Moen.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

23. Pending Litigation (Continued)

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

24. Environmental

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have completed an integrated audit of Fortune Brands Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whethe the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over fina ncial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide resonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 4, 2005

To The Shareholders Of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

The system of internal control over financial reporting of the Company and its subsidiaries is designed to provide reasonable assurances that the financial records are adequate and can be relied upon to provide information for the preparation of financial statements and that established policies and procedures are carefully followed.

The Company’s stockholders annually ratify the appointment of the Company’s independent registered public accounting firm of the Company’s financial statements, PricewaterhouseCoopers LLP. Their audit is performed in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors, consisting solely of independent directors, meets periodically with the independent auditors, internal auditors and management to review accounting, auditing, and financial reporting matters. The auditors have direct access to the Audit Committee.

/s/ NORMAN H. WESLEY
Norman H. Wesley
Chairman of the Board and
Chief Executive Officer

/s/ CRAIG P. OMTVEDT
Craig P. Omtvedt
Senior Vice President and
Chief Financial Officer

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by the annual report.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectivness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company’s fiscal quarter ending December 31, 2004 that have matterially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On December 6, 2004, the Compensation and Stock Option Committee of the Board of Directors of Fortune Brands, Inc., after reviewing performance and competitive market data, approved salary increases for all of the Company’s executive officers. The table below sets forth the annual base Salary levels for the Company’s Named Executive Officers for 2005, effective January 1, 2005, and for 2004:

Name and Title	Salary for 2005	Salary for 2004
Norman H. Wesley, Chairman of the Board and Chief Executive Officer	$1,100,000	$1,040,000
Craig P. Omtvedt, Senior Vice President and Chief Financial Officer	555,000	535,000
Mark A. Roche, Senior Vice President, General Counsel and Secretary	458,000	440,000
Christopher J. Klein, Senior Vice President—Strategy and Corporate Development	390,000	362,000
Mark Hausberg, Senior Vice President—Finance and Treasurer	325,000	315,000

PART III

Item 10. Directors and Executive Officers of the Company.

See the information under the caption “Election of Directors” contained in the 2005 Proxy Statement, which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under Item 4A of Part I of this Form 10-K.

The Company’s Board of Directors has adopted a Code of Ethics for the CEO and Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer and controller. The Code of Ethics for the CEO and Senior Financial Officers is available, free of charge, on the Company’s website, www.fortunebrands.com. A copy of this Code of Ethics for the CEO and Senior Financial Officers is also available and will be sent to shareholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11. Executive Compensation.

See the information up to but not including the subcaption “Report of the Compensation and Stock Option Committee on Executive Compensation” under the caption “Executive Compensation” contained in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,416,720	$50.45	7,126,664

Equity compensation plans not approved by security holders	0	N/A	0

Total	12,416,720	$50.45	7,126,664 (1)

(1)	6,991,664 shares remain available for issuance under the Company’s 2003 Long-Term Incentive Plans, which allow for grants of stock options, performance stock awards, restricted stock awards and other stock-based awards. 135,000 shares remain available for issuance under the 2002 Non-Employee Directors stock option plan, which provides for grants of stock options.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Auditor Fees and Services.

See the information under the caption “Fees of Registered Public Accounting Firm” in the 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2004, 2003 and 2002 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2004 and 2003 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 contained in Item 8 hereof.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 93.

(3)	Exhibits

	3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

	3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(ii)b to our Quarterly Report on Form 10-Q dated November 12, 2003.

	4a1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated June 27, 1989 maintained in Commission File No. 1-9076.

	4a2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990 maintained in Commission File No. 1-9076.

	4a3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991 maintained in Commission File No. 1-9076.

	4b1.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated December 10, 1999.

	10a1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 11, 2002.*

	10b1.	Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b2.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 11, 1997.*

10b3.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*

10c1.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2003.*

10d1.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 12, 1997.*

10d2.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 1998.*

10d3.	Amendment to Fortune Brands Inc. Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10d1 and 10d2 hereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10d4.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto constituting Exhibits 10d1, 10d2 and 10d3 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2001.*

10e1.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10e2.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan constituting Exhibit 10e1 hereto is incorporated by reference herein to Exhibit 10d1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10f1.	Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 14, 2000.*

10g1.	Fortune Brands, Inc. Supplemental Plan, as Amended, is incorporated herein by reference to Exhibit 10g1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10g2.	Amendment to Fortune Brands, Inc. Supplemental Plan effective December 10, 2002 is incorporated herein by reference to Exhibit 10g2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10h1.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i1.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i2.	Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10j1.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10k1.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10l1.	Letter dated August 11, 1995 to the Company with respect to deferred payment of fees from Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to our Quarterly Report on Form 10-Q dated November 9, 1995 maintained in Commission File No. 1-9076.*

10m1.	Form of Agreement between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m2.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by the Company with, Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10m2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10m3.	Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10ml hereto between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m3 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m4.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by the Company with Mark Hausberg and Mark A. Roche incorporated by reference to Exhibit 10m4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10m5.	Amendment effective as of February 3, 2003 to the Agreement constituting Exhibit 10m1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10m6.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10n1.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the agreement constituting Exhibit 10m1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10o1.	Severance and Retirement Agreement dated as of January 1, 2000 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12, 2000.*

10o2.	Amendment dated February 3, 2003 to the Severance and Retirement Agreement constituting Exhibit 10o1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10p1.	Severance Agreement dated as of January 29, 1996 between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December 31, 2001.*

10p2.	Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p2 of our Form 10-K for the fiscal year ended December 31, 2001.*

10p3.	Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between the Company and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10p4.	Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto entered into by the Company with Mark A. Roche incorporated by reference to Exhibit 10p4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10p5.	Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10p6.	Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by the Company with Mark Hausberg incorporated by reference to Exhibit 10p6 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10q1.	Severance Agreement dated as of August 1, 2003 between the Company and Christopher J. Klein is incorporated by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10r1.	Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 11, 2000.*

10s1.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10s2.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) (to the Indemnification Agreement dated as of December 22, 1994 among Fortune Brands, Inc., B&W and The American Tobacco Company, constituting Exhibit 10s1 hereto) incorporated by reference herein to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated August 9, 2004.

10t2.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2003.

10u1.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001.

10v1.	Five Year Revolving Credit Agreement dated as of July 8, 2004 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are party thereto, JPMorgan Chase Bank, as Administrative Agent, and Citibank, N.A., as Syndication Agent incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 9, 2004.

10w1.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement for our 2003 Annual Meeting of Stockholders.*

10w2.	Amendment to the 2003 Long-Term Incentive Plan constituting Exhibit 10x1 hereto is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 5, 2004.*

10w3.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10x1 hereto is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10w4.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10x1 hereto is incorporated by reference herein to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10w5.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10x1hereto is incorporated by reference herein to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10w6.	Description of award performance measures for 2005-2007 Performance Awards under the Fortune Brands, Inc. 2003 Long-term Incentive Plan is incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2005.*

10x1.	Description of awards approved under the Company’s Annual Executive Incentive Compensation Plan for 2004 is incorporated by reference herein to our Current Report on Form 8-K dated January 28, 2005.*

10x2.	Description of award performance measures under the Company’s Annual Executive Incentive Compensation Plan for 2005 is incorporated by reference herein to our Current Report on Form 8-K dated February 23, 2005.*

10y1.	Description of base salary for Fortune Brands, Inc.’s Named Executive Officers (as defined in Item 402(a)(2) of Regulation S-K of the Securities Act of 1933, as amended.)*

12.	Statement re computation of ratio of earnings to fixed charges.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

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

FORTUNE BRANDS, INC. (The Company)

	By:	/s/ NORMAN H. WESLEY

Date: March 14, 2005		Norman H. Wesley Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NORMAN H. WESLEY	/s/ GORDON R. LOHMAN *

Norman H. Wesley, Chairman of the Board and Chief Executive Officer (principal executive officer)	Gordon R. Lohman, Director
Date: March 14, 2005	Date: March 14, 2005

/s/ CRAIG P. OMTVEDT	/s/ EUGENE A. RENNA *

Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer)	Eugene A. Renna, Director
Date: March 14, 2005	Date: March 14, 2005

/s/ NADINE A. HEIDRICH	/s/ J. CHRISTOPHER REYES *

Nadine A. Heidrich, Vice President and Corporate Controller (principal accounting officer)	J. Christopher Reyes, Director Date: March 14, 2005
Date: March 14, 2005

/s/ PATRICIA O. EWERS *	/s/ ANNE M. TATLOCK *

Patricia O. Ewers, Director	Anne M. Tatlock, Director
Date: March 14, 2005	Date: March 14, 2005

/s/ THOMAS C. HAYS *	/s/ DAVID M. THOMAS *

Thomas C. Hays, Director	David M. Thomas, Director
Date: March 14, 2005	Date: March 14, 2005

/s/ PIERRE E. LEROY *	/s/ PETER M. WILSON *

Pierre E. Leroy, Director	Peter M. Wilson, Director
Date: March 14, 2005	Date: March 14, 2005

*By:	/s/ MARK A. ROCHE

Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003 and 2002	Fortune Brands, Inc. and Subsidiaries

		Additions

(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance @ End of Period

2004:
Allowance for cash discounts	$7.6	$71.0			$70.4	(1)	$8.4
					(0.2	)(4)
Allowance for returns	24.4	146.4			147.5	(1)	23.5
					(0.2	)(4)
Allowance for doubtful accounts	31.5	6.1			9.1	(2)	29.1
					(0.6	)(4)

	$63.5	$223.5			$226.0		$61.0

2003:
Allowance for cash discounts	$7.7	$67.1	0.5	(3)	$67.2	(1)	$7.6
					0.5	(4)
Allowance for returns	26.5	132.0	3.3	(3)	137.0	(1)	24.4
					0.4	(4)
Allowance for doubtful accounts	31.6	11.0	1.2	(3)	13.3	(2)	31.5
					(1.0	)(4)

	$65.8	$215.1			$217.4		$63.5

2002:
Allowance for cash discounts	$8.8	$70.7			$71.3	(1)	$7.7
					0.5	(4)
Allowance for returns	23.4	135.3			131.7	(1)	26.5
					0.5	(4)
Allowance for doubtful accounts	28.8	8.9	3.6	(3)	9.4	(2)	31.6
					0.3	(4)

	$61.0	$218.5			$213.7		$65.8

(1)	Cash discounts and returns allowed to customers.

(2)	Doubtful accounts written off, net of recoveries.

(3)	Balance at acquisition date of subsidiaries.

(4)	Foreign exchange rate changes.