Form 10-Q
period 2005-03-31
FORTUNE BRANDS INC
filed 2005-05-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s common stock, par value $3.125 per share, at April 30, 2005 was 145,446,851.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	March 31, 2005	December 31, 2004
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$187.4	$164.9
Accounts receivable, net	1,114.9	1,107.9

Inventories
Bulk whiskey	272.3	268.1
Other raw materials, supplies and work in process	320.8	321.2
Finished products	537.5	498.8

	1,130.6	1,088.1
Other current assets	313.6	281.0

Total current assets	2,746.5	2,641.9

Property, plant and equipment, net	1,379.7	1,378.1

Goodwill resulting from business acquisitions	2,004.3	2,005.1

Other intangible assets resulting from business acquisitions, net	1,341.7	1,349.1

Other assets	504.3	509.4

Total assets	$7,976.5	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	March 31, 2005	December 31, 2004
Liabilities and stockholders’ equity	(Unaudited)

Current liabilities
Notes payable to banks	$26.8	$23.0
Commercial paper	771.6	646.8
Current portion of long-term debt	0.3	0.4
Accounts payable	373.4	391.8
Accrued taxes	222.7	204.1
Accrued customer programs	159.0	232.6
Accrued salaries, wages and other compensation	109.9	191.0
Accrued expenses and other liabilities	321.0	346.3

Total current liabilities	1,984.7	2,036.0

Long-term debt	1,237.4	1,239.5
Deferred income	139.5	146.3
Other liabilities	888.3	878.8

Total liabilities	4,249.9	4,300.6

Minority interest in consolidated subsidiaries	372.7	373.4

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	7.0	7.1
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	166.3	155.8
Accumulated other comprehensive income	7.1	6.4
Retained earnings	5,630.8	5,526.1
Treasury stock, at cost	(3,174.7)	(3,203.2)

Total stockholders’ equity	3,353.9	3,209.6

Total liabilities and stockholders’ equity	$7,976.5	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

for the Three Months Ended March 31, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$1,793.0	$1,707.8

Cost of products sold	1,005.0	941.8
Excise taxes on spirits and wine	64.8	78.5
Advertising, selling, general and administrative expenses	458.6	444.1
Amortization of intangibles	8.9	11.1
Restructuring charges	—	2.7

Operating income	255.7	229.6

Interest expense	21.8	21.7
Other income, net	(12.0)	(19.0)

Income before income taxes and minority interests	245.9	226.9

Income taxes	88.0	82.5
Minority interests	5.2	4.7

Net income	$152.7	$139.7

Earnings per common share
Basic	$1.05	$0.95

Diluted	$1.02	$0.92

Dividends paid per common share	$0.33	$0.30

Average number of common shares outstanding
Basic	144.8	146.3

Diluted	149.6	151.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

for the Three Months Ended March 31, 2005 and 2004

(In millions)

(Unaudited)

	2005	2004
Operating activities
Net income	$152.7	$139.7
Restructuring charges	—	1.2
Depreciation and amortization	55.2	59.6
Deferred income taxes	17.8	9.2
Increase in accounts receivable	(9.2)	(69.7)
Increase in inventories	(43.4)	(10.8)
Decrease in accounts payable, accrued expenses and other liabilities	(236.2)	(110.3)
Increase in accrued taxes	48.3	63.1
Tax benefit on exercise of stock options	8.3	11.7
Other operating activities, net	(30.6)	(9.8)

Net cash (used) provided from operating activities	(37.1)	83.9

Investing activities
Additions to property, plant and equipment	(50.3)	(52.1)
Proceeds from the disposition of property, plant and equipment	2.5	2.3
Other investing	0.4	—

Net cash used by investing activities	(47.4)	(49.8)

Financing activities
Increase in short-term debt, net	128.7	117.9
Dividends paid to stockholders	(48.0)	(44.1)
Repayment of long-term debt	(0.2)	(0.2)
Cash purchases of common stock for treasury	—	(67.9)
Proceeds received from exercise of stock options	28.7	23.6
Other financing activities, net	(6.2)	(17.4)

Net cash provided by financing activities	103.0	11.9

Effect of foreign exchange rate changes on cash	4.0	1.5

Net increase in cash and cash equivalents	22.5	47.5

Cash and cash equivalents at beginning of period	164.9	104.6

Cash and cash equivalents at end of period	$187.4	$152.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the Three Months Ended March 31, 2005 and 2004

(In millions except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,925.8	$(2,968.1)	$2,719.5

Comprehensive income
Net income	—	—	—	—	139.7	—	139.7
Changes during the period	—	—	—	9.6	—	—	9.6

Total comprehensive income	—	—	—	9.6	139.7	—	149.3

Dividends ($0.30 per Common share and $0.6675 per Preferred share)	—	—	—	—	(44.1)	—	(44.1)
Purchases (1.0 shares)	—	—	—	—	—	(69.1)	(69.1)
Tax benefit on exercise of stock options	—	—	11.7	—	—	—	11.7
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (0.8 shares)	(0.1)	—	(2.3)	—	—	28.2	25.8

Balance at March 31, 2004	$7.4	$717.4	$136.1	$(80.2)	$5,021.4	$(3,009.0)	$2,793.1

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,526.1	$(3,203.2)	$3,209.6

Comprehensive income
Net income	—	—	—	—	152.7	—	152.7
Changes during the period	—	—	—	0.7	—	—	0.7

Total comprehensive income	—	—	—	0.7	152.7	—	153.4

Dividends ($0.33 per Common share and $0.6675 per Preferred share)	—	—	—	—	(48.0)	—	(48.0)
Tax benefit on exercise of stock options	—	—	8.3	—	—	—	8.3
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (0.7 shares)	(0.1)	—	2.2	—	—	28.5	30.6

Balance at March 31, 2005	$7.0	$717.4	$166.3	$7.1	$5,630.8	$(3,174.7)	$3,353.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of March 31, 2005, the related condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2004. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

2.	Stock-Based Compensation

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans (the “Plans”) as of March 31, 2005. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

Stock options have exercise prices equal to their fair values at the dates of grant. Options generally may not be exercised prior to one year after the date of grant or more than ten years from the date of grant. Options issued since November 1998 generally vest one-third each year over a three-year period beginning on the first anniversary of the date of grant. Performance awards are currently amortized into expense over the three-year vesting period, and are generally paid in stock but can be paid in cash if individual stock ownership guidelines, expressed as a multiple of base salary, are met.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Concluded)

We elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for the stock option portion of stock-based compensation and to disclose pro forma net income and earnings per share required under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” If compensation cost for the stock-based compensation was determined based on the fair value at the grant dates for awards under the Plans, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense on a straight-line basis over the vesting period, on a pro forma basis, net income and earnings per share would have been as follows for the three months ended March 31, 2005 and 2004:

Three Months Ended March 31,

(In millions, except per share amounts)

	2005	2004
Net income – as reported	$152.7	$139.7

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	3.3	2.8

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(11.0)	(9.0)

Pro forma net income	$145.0	$133.5

Earnings per Common share
Basic – as reported	$1.05	$0.95
Basic – pro forma	$1.00	$0.91

Diluted – as reported	$1.02	$0.92
Diluted – pro forma	$0.97	$0.88

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Accounting Changes

Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-1 (FSP 109-1), “Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a tax deduction on qualified production activities. The tax benefit is phased in beginning in 2005. The impact on the Company is not material to our results or financial position.

Inventory Costs

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. We do not expect FAS 151 to have a material impact on our results or financial position.

Share-Based Payment

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We intend to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost for new and modified awards over the related vesting period of such awards prospectively and 2) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. We are evaluating the impact of FAS 123R on our results and financial position.

4.	Divestiture

On March 16, 2005, the Company announced that it will spin off the Office business segment, ACCO World Corporation (ACCO), to its shareholders, and that ACCO will merge with General Binding Corporation (GBC) to create ACCO Brands Corporation, the world’s largest supplier of branded office products. In addition to retaining current shareholdings in Fortune Brands, each Fortune Brands shareholder will receive one share of ACCO Brands Corporation for approximately each 4.6 shares of Fortune Brands stock they hold. When the transaction closes, ACCO Brands Corporation will be 66% owned by Fortune Brands and other ACCO shareholders and GBC’s shareholders will own 34%. No gain or loss will be recorded by Fortune Brands as a result of the spin-off. As a part of the spin-off, ACCO will pay a cash dividend of $625 million, of which Fortune Brands will receive $613 million and the minority shareholder will receive $12 million. The transaction is expected to close in the summer of 2005.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions

In June 2004, the Home and Hardware business acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems. This acquisition gives Therma-Tru Corp. (Therma-Tru) a stronger growth platform in the U.K. In June 2004, Home and Hardware acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these acquisitions was $30.9 million. These acquisitions have not had a material impact on our consolidated financial statements.

In 2004, the Company determined that an allocation of cumulative foreign currency adjustments should have been included in determination of the gain on sale of the U.K.-based Scotch whisky business in 2001. The after-tax gain on sale and other comprehensive income should have been reduced by $16.4 million. The adjustment is reflected in the beginning balances reported within Stockholders’ Equity.

6.	Goodwill and Other Intangible Assets

We had net goodwill of approximately $2.0 billion as of March 31, 2005. The decrease in goodwill during the three months ended March 31, 2005 was $0.8 million due to foreign currency translation adjustments.

Change in the net carrying amount of goodwill by segment are as follows:

(In millions)	Balance at December 31, 2004	Translation Adjustments	Balance at March 31, 2005
Home and Hardware	$1,726.3	$0.6	$1,726.9
Spirits and Wine	265.6	—	265.6
Golf	13.2	(1.4)	11.8
Office	—	—	—

	$2,005.1	$(0.8)	$2,004.3

We also had indefinite-lived intangibles, principally tradenames, of $787.1 million as of March 31, 2005 and December 31, 2004.

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful lives, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $730.8 million and $176.2 million, respectively, as of March 31, 2005, compared to $728.2 million and $166.2 million, respectively, as of December 31, 2004.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets (Concluded)

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2005 are as follows:

(In millions)	As of March 31, 2005				As of December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$905.8	$(118.7	)(1)	$787.1	$905.8	$(118.7	)(1)	$787.1

Amortizable intangible assets
Tradenames	382.5	(131.3)		251.2	379.8	(127.2)		252.6
Customer and contractual relationships	257.6	(33.6)		224.0	257.7	(29.0)		228.7
Patents/proprietary technology	75.4	(7.1)		68.3	75.4	(5.9)		69.5
Licenses and other	15.3	(4.2)		11.1	15.3	(4.1)		11.2

Total	730.8	(176.2)		554.6	728.2	(166.2)		562.0

Total identifiable intangibles	$1,636.6	$(294.9)		$1,341.7	$1,634.0	$(284.9)		$1,349.1

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $8.9 million and $11.1 million for the three months ended March 31, 2005 and 2004, respectively. The decrease was primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the Therma-Tru acquisition.

7.	Income Taxes

In the first quarter of 2005, we recorded a tax charge of $0.6 million associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004.

In the second quarter of 2005, we received a substantial portion of the expected $56 million tax refund related to the conclusion in the fourth quarter of 2004 of the Internal Revenue Service’s review of our 1997-2001 tax returns. We expect to receive the remaining portion in the second quarter.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments

Net sales for the three months ended March 31, 2005 and 2004 by segment are as follows:

(In millions)	2005	2004	% Change Vs. Prior Year
Home and Hardware	$902.5	$821.5	9.9%
Spirits and Wine	272.7	276.5	(1.4)
Golf	342.6	338.9	1.1
Office	275.2	270.9	1.6

Net Sales	$1,793.0	$1,707.8	5.0%

Operating income for the three months ended March 31, 2005 and 2004 by segment are as follows:

(In millions)	2005	2004	% Change Vs. Prior Year
Home and Hardware	$124.5	$113.7	9.5%
Spirits and Wine	68.5	66.8	2.5
Golf	56.7	51.0	11.2
Office	24.7	16.0	54.4

Less:
Corporate expenses	18.7	17.9	4.5

Operating Income	$255.7	$229.6	11.4%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(In millions, except for per share amounts)	2005	2004
Net Income	$152.7	$139.7
Less: Preferred stock dividends	0.1	0.2

Income available to common stockholders - basic	152.6	139.5
Convertible Preferred stock dividend requirements	0.1	0.2

Income available to common stockholders - diluted	$152.7	$139.7

Weighted average number of common shares outstanding - basic	144.8	146.3
Conversion of Convertible Preferred Stock	1.4	1.5
Exercise of stock options	3.4	3.4

Weighted average number of common shares outstanding – diluted	149.6	151.2

Earnings per common share
Basic	$1.05	$0.95
Diluted	$1.02	$0.92

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$9.3	$8.1	$0.9	$0.8
Interest cost	15.5	14.4	2.6	2.6
Expected return on plan assets	(19.5)	(17.7)	—	—
Amortization of prior service cost	0.9	0.9	—	—
Amortization of net loss	3.9	2.8	0.3	0.3

Net periodic benefit cost	$10.1	$8.5	$3.8	$3.7

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Guarantees and Commitments

As of March 31, 2005, we had third-party guarantees totaling approximately $81 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In 2003, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.9 million existed as of March 31, 2005 to reflect the fair value of the guarantees to Maxxium. There were no other guarantees that were required to be recorded as of March 31, 2005.

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. Accordingly, pursuant to FIN 45, we cannot reasonably estimate potential payments under these divestiture-related indemnity obligations. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2005 or in future periods.

12.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(In millions)	2005	2004
Balance at the beginning of the period	$(16.1)	$(12.9)
Provision for warranties issued	(8.5)	(7.7)
Settlements made (in cash or in kind)	7.7	6.7

Balance at the end of the period	$(16.9)	$(13.9)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Restructuring and Restructuring-Related Charges

In 2004, we recorded the final charges for all restructuring programs.

Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for the three months ended March 31, 2004 were:

	Three Months Ended March 31, 2004
	Restructuring Charges	Restructuring-Related Charges
(In millions)		Cost of Sales	SG&A	Total
Home and Hardware	$0.1	$0.3	$—	$0.3
Golf	—	2.1	—	2.1
Office	2.6	1.8	1.3	3.1

	$2.7	$4.2	$1.3	$5.5

Home and Hardware charges in 2004 related to workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities.

Golf restructuring-related charges related to the consolidation of golf ball manufacturing.

Office charges in 2004 principally related to employment termination costs and asset write-offs.

Reconciliation of Restructuring Liability

The restructuring liability as of March 31, 2005 recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Restructuring and Restructuring-Related Charges (Concluded)

Reconciliation of Restructuring Liability (Concluded)

The following table represents the reconciliation of the restructuring liability, as of March 31, 2005, for restructuring charges recognized prior to January 1, 2003 in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”:

(In millions)	Balance at 12/31/04	Cash Expenditures	Balance at 3/31/05
Workplace reduction costs (1)	$0.2	$(0.1)	$0.1
International distribution and lease agreements	2.3	(0.1)	2.2

	$2.5	$(0.2)	$2.3

(1)	Of the planned downsizing of 2,065 positions, 1,952 reductions had been implemented as of March 31, 2005. No additional reductions are planned beyond those already implemented. The employee groups affected by these restructuring actions were primarily in the Office business and include plant and administrative hourly and salaried employees.

Cash expenditures relate to employee severance payments in 2005 and real estate leases that run through 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Comprehensive Income

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

	Three Months Ended March 31,
(In millions)	2005	2004
Net income	$152.7	$139.7
Other comprehensive income :
Foreign currency adjustments	0.7	9.6

Total comprehensive income	$153.4	$149.3

Foreign currency adjustments are primarily due to foreign currency translation adjustments.

The components of accumulated other income (loss) are as follows:

(In millions)	Foreign Currency Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$(0.1)	$(89.7)	$(89.8)
Changes in three months	9.6	—	9.6

Balance at March 31, 2004	$9.5	$(89.7)	$(80.2)

Balance at December 31, 2004	$52.1	$(45.7)	$6.4
Changes in three months	0.7	—	0.7

Balance at March 31, 2005	$52.8	$(45.7)	$7.1

Included in the foreign currency adjustments balance at March 31, 2005 is a deferred loss of $4.5 million related to the hedging of anticipated transactions denominated in foreign currencies.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Pending Litigation

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), at the time a wholly-owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement (the Indemnification Agreement), to indemnify Fortune Brands, Inc. against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

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

Other Litigation

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, is currently a defendant in approximately 128 cases claiming personal injury from asbestos, and has been dismissed as a defendant in approximately 99 cases. All of these suits name multiple defendants. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe we have meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Florida, Michigan, New York, Ohio, West Virginia and Wisconsin seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company and its Spirits and Wine business have not yet been served in the lawsuits pending in Florida, Michigan and New York. Plaintiffs allege deceptive marketing practices and seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. The Company denies these allegations. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

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

16.	Environmental

We are subject to laws and regulations relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future. In our opinion, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Subsequent Event

On April 21, 2005 we announced that Fortune Brands will purchase several major spirits and wine brands and distribution assets from Pernod Ricard S.A., assuming Pernod Ricard’s proposed acquisition of Allied Domecq PLC is successful. The sales of these brands in 2004 were approximately $1.3 billion. The cost of the potential acquisition is expected to be approximately $5.3 billion at current exchange rates. On April 20, 2005 Fortune Brands executed a credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown and plans to refinance in the bank and long-term capital markets subsequent to closing. Assuming Pernod Ricard’s successful completion of its proposed transaction with Allied Domecq, we expect the acquisition to close in the third quarter.

Item 2.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2005

Compared to the Three Months Ended March 31, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year

Home and Hardware	$902.5	$821.5	9.9%
Spirits and Wine	272.7	276.5	(1.4)
Golf	342.6	338.9	1.1
Office	275.2	270.9	1.6

Net Sales	$1,793.0	$1,707.8	5.0%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$124.5	$113.7	9.5%
Spirits and Wine	68.5	66.8	2.5
Golf	56.7	51.0	11.2
Office	24.7	16.0	54.4
Less:
Corporate expenses	18.7	17.9	4.5

Operating Income	$255.7	$229.6	11.4%

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

In March 2005, we announced the spin-off of the Office business, ACCO World Corporation (ACCO), to our shareholders. ACCO will merge with General Binding Corporation (GBC) to create ACCO Brands Corporation, the world’s largest supplier of branded office products. In addition to retaining current shareholdings in Fortune Brands, each Fortune Brands shareholder will receive one share of ACCO Brands Corporation for approximately each 4.6 shares of Fortune Brands stock they hold. When the transaction closes, Fortune Brands’ shareholders will own 66% of ACCO Brands Corporation and GBC’s shareholders will own 34%. As a part of the spin-off, ACCO will pay a cash dividend of $625 million, of which Fortune Brands will receive $613 million and the minority shareholder will receive $12 million. The transaction is currently expected to be completed in the summer of 2005.

RESULTS OF OPERATIONS

FIRST QUARTER 2005 COMPARED TO 2004

In the first quarter, Fortune Brands achieved a 5% increase in net sales and 9% growth in net income. Our first quarter sales increase was driven by:

•	strong growth in Home and Hardware,
•	successful new products and line extensions and expanded customer relationships,
•	select price increases implemented last year to help offset commodity cost increases, and
•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume,
•	efficiency of our supply chains, and
•	the absence of restructuring and restructuring-related charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $85.2 million, or 5%, to $1.8 billion. Sales benefited from:

•	newly introduced products and line extensions in the Golf, Home & Hardware and Office businesses ($146 million in total),

•	price increases implemented last year (in the range of $25 million) to help offset commodity cost increases,

•	expanded customer relationships,

•	the net impact ($6 million in aggregate) of acquisitions (primarily Sentinel doors) and dispositions, and

•	favorable foreign exchange ($19 million).

The increase in net sales was partly offset by:

•	lower sales ($96 million) of certain products being discontinued in the Golf and Office businesses and lower sales of certain spirits products in the U.S. because of distributor buy-in last year in advance of a price increase, and

•	lower excise taxes as a result of a mix shift in Spirits and Wine ($14 million).

Cost of products sold

Cost of products sold increased $63.2 million, or 7%, on the higher net sales and increased costs for major commodities (in the range of $25-30 million), particularly steel and particleboard. Cost of products sold benefited from favorable mix in the Golf and Office businesses and supply chain efficiencies, particularly in the Office business.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales due to greater international sales, as well as a favorable mix shift from mid-tier brands to premium and super-premium spirits. In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $14.5 million, or 3%, as a result of higher sales, increased advertising for new product introductions and higher Jim Beam brand investment, partly offset by lower bad debt expense ($4 million), primarily in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles decreased $2.2 million to $8.9 million primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the Therma-Tru acquisition.

Restructuring charges

For the three months ended March 31, 2005, we did not record any restructuring charges. For the three months ended March 31, 2004, we recorded pre-tax restructuring charges of $2.7 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs, mainly in the Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $0.1 million to $21.8 million.

Other income, net

Other income, net decreased $7.0 million to $12.0 million due to the absence of last year’s Beam warehouse fire insurance proceeds.

Income taxes

Income taxes increased $5.5 million, or 7%. The reported effective income tax rate for the three months ended March 31, 2005 and March 31, 2004 was 35.8% and 36.4%, respectively. The lower effective rate primarily relates to a reduction of taxable foreign dividends as well as a geographic shift in business mix.

Net income

Net income was $152.7 million, or $1.05 per basic share and $1.02 per diluted share, for the three months ended March 31, 2005 compared to net income of $139.7 million, or $0.95 basic and $0.92 diluted per share, for the three months ended March 31, 2004. The increase in net income of $13.0 million, or 9%, was due to increased sales volume, improved efficiency in our supply chains and the absence of restructuring and restructuring-related charges.

RESULTS OF OPERATIONS BY SEGMENT

Home and Hardware

Net sales increased $81.0 million, or 10%, to $902.5 million. The increase was attributable to line extensions and new products ($54 million in total), strong underlying volume growth, expanding customer relationships, particularly in the cabinets business, and price increases on select products, as well as the impact of 2004 acquisitions ($6 million net of disposition last year) and favorable foreign exchange ($6 million). The increase in net sales was partially offset by lower tool storage sales due to customer inventory management initiatives.

Operating income increased $10.8 million, or 9%, to $124.5 million on the higher sales, lower bad debt expense and the benefit of acquisitions, partially offset by higher commodity costs (in the range of $20-25 million), particularly steel and particleboard.

Although the housing market is expected to moderate over the short-term, we anticipate that our Home and Hardware business will continue to benefit from expanding customer relationships as well as long-term demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential door systems. These trends include factors such as growth in the number of U.S. households, increases in household wealth and aging of the housing stock.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS BY SEGMENT (Continued)

Home and Hardware (Concluded)

Our Home and Hardware business may be impacted by U.S. economic conditions, including the level of new construction and sales of existing homes and their potential impact on the U.S. housing and remodeling markets. Our business may also be affected by increases in the costs of certain commodities including higher fuel-related costs, although these higher costs have been, and we believe will continue to be, largely offset by select price increases. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base. Such consolidation may also present opportunities for our business.

Spirits and Wine

Net sales decreased $3.8 million, or 1%, to $272.7 million principally due to lower mix-related excise taxes ($13.7 million). Excluding excise taxes, net sales increased. This increase was primarily a result of sales of the new Starbucks Coffee Liqueur, partly offset by lower sales of certain spirits products because of distributor buy-in last year in advance of U.S. price increases.

Operating income increased $1.7 million, or 3%, to $68.5 million on higher sales (excluding excise taxes), partly offset by an increase in Jim Beam brand investment.

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

Golf

Net sales increased $3.7 million, or 1%, to $342.6 million. The increase was attributable to golf ball volume growth through continued share gains, volume growth in golf shoes and favorable foreign exchange ($5 million), partly offset by lower sales of Titleist golf clubs due to the timing of new product introductions.

Operating income increased $5.7 million, or 11%, to $56.7 million on higher sales, a shift in sales to higher margin Titleist branded golf balls, favorable foreign exchange and lower restructuring-related charges ($2 million), partly offset by increased advertising to support new product introductions.

The U.S. golf industry is highly competitive. Even though new competitors have entered the category in recent years, our Golf business has significantly grown sales, market share and profit with innovative new products. The underlying market is also impacted by various factors that affect rounds of play, including economic conditions, weather conditions, destination travel and corporate spending. Rounds of play in the U.S. have decreased over the past five years. The future success of our Golf business will depend upon continued innovation and marketing across its product categories.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS BY SEGMENT (Continued)

Golf (Concluded)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length, and changing the overall distance standard for golf balls. These new rules, when combined with other existing rules, could reduce the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business. Even so, we see continued opportunities to develop and introduce innovative golf products. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin, moment of inertia and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball or club regulation, including a distance rollback of either or both. Any such new rules could impact the golf industry, our Golf business and the game of golf.

Office

Net sales increased $4.3 million, or 2%, to $275.2 million. The increase was principally related to favorable foreign exchange ($6 million) and higher sales in the U.S. and mainland Europe, offset by the impact of weak market conditions in the U.K.

Operating income increased $8.7 million to $24.7 million on the absence of restructuring and restructuring-related charges ($6 million), supply chain efficiencies as the result of restructuring initiatives and higher sales.

The office products industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our office products group and its competitors. We are addressing these challenges through design innovation, value-added features and services.

Recent Development: Spin-Off

As previously reported, on March 16, 2005, we entered into an agreement to spin-off the ACCO World Corporation office products business and merge it with General Binding Corporation, forming ACCO Brands Corporation. We expect this transaction to be completed in the summer of 2005. See Note 4, “Divestiture,” to our condensed consolidated financial statements for more information.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Cash Flows

Net cash used from operating activities of $37.1 million for the three months ended March 31, 2005 compared with net cash provided of $83.9 million for the same three-month period last year. The decrease of $121.0 million was principally related to higher payments for customer programs (primarily volume-related) and employee performance incentives accrued in 2004.

Net cash used by investing activities for the three months ended March 31, 2005 was $47.4 million, compared with $49.8 million in the same three-month period last year.

Net cash provided by financing activities for the three months ended March 31, 2005 was $103.0 million, compared with $11.9 million in the same three-month period last year. The higher cash provided by financing activities was primarily attributable to no share repurchases during the quarter this year.

Capitalization

Total debt increased $126.4 million during the three-month period ended March 31, 2005 to $2.0 billion. The ratio of total debt to total capital increased slightly to 35.3% at March 31, 2005 from 34.8% at December 31, 2004 as a result of first quarter cash used from operating activities (see Cash Flows section above).

At March 31, 2005, $2 billion of debt and equity securities were available for public sale under our universal shelf registration with the Securities and Exchange Commission, which became effective on May 7, 2004.

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long- and short-term capital needs. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “Cautionary Statement.”

Spin-off of Office Business

As a part of the spin-off of the Office business, ACCO World Corporation (the Office business) will pay a cash dividend of $625 million, of which Fortune Brands will receive $613 million and the minority shareholder will receive $12 million. The spin-off is not expected to have a material impact on long-term liquidity.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Subsequent Event: Acquisition

On April 21, 2005 we announced that Fortune Brands will purchase several major spirits and wine brands and distribution assets from Pernod Ricard S.A., assuming Pernod Ricard’s proposed acquisition of Allied Domecq PLC is successful. The sales of these brands in 2004 were approximately $1.3 billion. The cost of the potential acquisition is expected to be approximately $5.3 billion at current exchange rates. Assuming Pernod Ricard’s successful completion of its proposed transaction with Allied Domecq, we expect the acquisition to close in the third quarter of 2005. On April 20, 2005 Fortune Brands executed a credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown and plans to refinance in the bank and long-term capital markets subsequent to closing. The credit agreement provides for an interest rate over LIBOR based on our credit rating and the length of the term. Debt covenants, restrictions and financial ratios are the same as under the Company’s existing revolving credit agreement.

Common Stock Repurchase Program

On February 22, 2005, our Board of Directors approved a new share repurchase program. The program authorizes our management to purchase up to 5,000,000 shares in open market transactions or privately negotiated transactions from March 1, 2005 to February 28, 2006. The program approved on February 22, 2005 replaces a similar program that expired on February 28, 2005. As with the prior program, our Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.

Dividends

On January 28, 2005, the Company declared a regular dividend of 33 cents per share on Common Stock, payable on March 1, 2005, to stockholders of record at the close of business on February 9, 2005. The Company also declared a regular dividend of 66.75 cents per share on the $2.67 Convertible Preferred Stock, payable on March 10, 2005, to stockholders of record at the close of business of February 9, 2005.

We expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Cautionary Statement.”

Pension Contributions

In 2005, we expect to make cash contributions of approximately $40 to $70 million to our pension plans.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, total approximately $81 million as of March 31, 2005. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In the third quarter of 2003, we renewed our guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.9 million as of March 31, 2005 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

In addition, as a part of the formation of the Future Brands LLC joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. We cannot estimate the possible future obligations under this agreement. At March 31, 2005, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Indemnification Contracts

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

We have not made any payments related to indemnity obligations that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that potential payments we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for 2005 or in subsequent periods.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

RECENTLY ISSUED ACCOUNTING STANDARDS

Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-1 (FSP 109-1), “Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a tax deduction on qualified production activities. The tax benefit is phased in beginning in 2005. The impact on the Company is not material to our results or financial position.

Inventory Costs

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. We do not expect FAS 151 to have a material impact on our results or financial position.

Share-Based Payment

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We intend to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost for new and modified awards over the related vesting period of such awards prospectively and 2) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. We are evaluating the impact of FAS 123R on our results and financial position.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update them. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to

•	changes in key market general economic conditions,
•	foreign exchange rate fluctuations,
•	changes in interest rates,
•	changes in commodity costs,
•	returns on pension assets,
•	competitive product and pricing pressures,
•	trade consolidations,
•	the impact of excise tax increases with respect to distilled spirits,
•	regulatory developments,
•	the uncertainties of litigation,
•	changes in golf equipment regulatory standards,
•	the impact of weather, particularly on the Home & Hardware and Golf businesses,
•	increases in health care costs,
•	completion of the spin-off of the Office business,
•	challenges in the integration of acquisitions and joint ventures, including the recently announced acquisition of certain spirits and wine brands,

as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Report.

(b)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

(a)	Smoking and Health Proceedings.

Tobacco Overview

On December 22, 1994, the Company sold The American Tobacco Company (“ATCO”) to Brown & Williamson Tobacco Corporation (“B&W”), at the time a wholly owned subsidiary of B.A.T Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W (together, the “Indemnitor”), agreed, under an Indemnification Agreement, to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

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

Individual Cases

As of May 2, 2005, there were approximately 19 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with approximately 19 such cases as of February 10, 2005.

Class Actions

As of May 2, 2005, there were approximately five purported smoking and health class actions pending in which the Company has been named as one of the defendants, compared with approximately five such cases as of February 10, 2005.

Health Care Cost Recovery Actions

As of May 2, 2005, there was one health care recovery action pending in which the Company has been named as one of the defendants, compared with one such case as of February 10, 2005.

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

Pending Cases

There are no pending smoking and health proceedings in which the Company has been named as a defendant other than those previously reported in Exhibit 99.1 of the Annual Report on Form 10-K for the year ended December 31, 2004.

Terminated Cases

No smoking and health proceedings to which the Company is a party have been terminated that have not been previously reported as such.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported consolidated class action lawsuits in Florida, Michigan, New York, Ohio, West Virginia and Wisconsin seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Florida lawsuit, Konhauzer v. Adolph Coors Company, et al., was filed March 30, 2005 in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida. The Michigan lawsuit, Alston v. Advanced Brands & Importing Co., et al., was filed March 30, 2005 in the Circuit Court for the Third Judicial Circuit, Michigan. The New York lawsuit, Sciocchetti v. Advanced Brands & Importing Co., et al., was filed February 16, 2005 in the Supreme Court, Albany County, New York. The Company and its Spirits and Wine business have not yet been served in the Florida, Michigan and New York lawsuits. The Ohio lawsuit, Eisenberg v. Anheuser-Busch, Inc., et al., was filed April 30, 2004 in the Court of Common Pleas, Cuyahoga County, Ohio and removed to the U.S. District Court for the Northern District of Ohio. The West Virginia lawsuit, Bertovich v. Advanced Brands & Importing Co., et al., was filed February 17, 2005 in the Circuit Court of Hancock County, West Virginia. The Wisconsin lawsuit, Tomberlin v. Adolph Coors Company, et al., was filed February 24, 2005 in the Circuit Court, Dane County, Wisconsin. The lawsuits allege that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underage and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal drinking age. The Company denies that its Spirits and Wine business intentionally markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flow and financial condition of the Company.

Reference is made to Note 15, “Pending Litigation” in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(b)	Environmental Matters.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2005:

Three Months Ended March 31, 2005	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Maximum number of shares that may yet be purchased under the programs(1)
January	342	$76.67	—	6,147,100
February	702	83.83	—	10,000,000
March	452	81.10	—	10,000,000

Total	1,496	$81.37	—

(1)	None of the shares purchased by the Company between January 1, 2005 and February 28, 2005 were acquired in open market transactions pursuant to a prior share repurchase program that the Company’s Board of Directors approved on February 24, 2004 and publicly announced through the filing of a Form 8-K that same day. The prior share repurchase program authorized the Company to purchase up to 5,000,000 shares from March 1, 2004 to February 28, 2005. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2005 to the extent the Executive Committee determines it appropriate.

On February 22, 2005, our Board of Directors approved a new share repurchase program substantially similar to the prior program. None of the shares purchased by the Company between March 1, 2005 and March 31, 2005 were acquired in open market transactions pursuant to the new share repurchase program. The new share repurchase program authorizes the Company to purchase up to 5,000,000 shares from March 1, 2005 to February 28, 2006. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.

(2)	The Company purchased all of the 1,496 shares between January 1, 2005 and March 31, 2005 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

(a)	Exhibits

2.1	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

2.2	Distribution Agreement dated March 15, 2005 between the Company and ACCO World Corporation incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.1	Long-Term Incentive Plan Payment Matrix for the 2005-2007 payment period incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.2	Voting Agreement dated March 15, 2005 among the Company, ACCO World Corporation and Lane Industries, Inc. incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.3	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan incorporated herein by reference to Exhibit A to Fortune Brands, Inc.’s Definitive Proxy Statement filed on March 14, 2005 in connection with its 2005 Annual Meeting of Stockholders.*

12	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: May 9, 2005	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

2.1	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

2.2	Distribution Agreement dated March 15, 2005 between the Company and ACCO World Corporation incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.1	Long-Term Incentive Plan Payment Matrix for the 2005-2007 payment period incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.2	Voting Agreement dated March 15, 2005 among the Company, ACCO World Corporation and Lane Industries, Inc. incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.3	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan incorporated herein by reference to Exhibit A to Fortune Brands, Inc.’s Definitive Proxy Statement filed on March 14, 2005 in connection with its 2005 Annual Meeting of Stockholders.*

12	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.