Form 10-Q
period 2005-06-30
FORTUNE BRANDS INC
filed 2005-08-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant’s common stock, par value $3.125 per share, at July 29, 2005 was 145,979,280.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$152.1	$164.9
Accounts receivable, net	1,219.8	1,107.9

Inventories
Bulk whiskey	279.6	268.1
Other raw materials, supplies and work in process	324.7	321.2
Finished products	511.5	498.8

	1,115.8	1,088.1

Other current assets	317.1	281.0

Total current assets	2,804.8	2,641.9

Property, plant and equipment, net	1,382.0	1,378.1

Goodwill resulting from business acquisitions	2,008.6	2,005.1

Other intangible assets resulting from business acquisitions, net	1,332.0	1,349.1

Other assets	455.1	509.4

Total assets	$7,982.5	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$16.8	$23.0
Commercial paper	503.7	646.8
Current portion of long-term debt	0.3	0.4
Accounts payable	380.6	391.8
Accrued taxes	257.3	204.1
Accrued customer programs	204.8	232.6
Accrued salaries, wages and other compensation	145.7	191.0
Accrued expenses and other liabilities	352.1	346.3

Total current liabilities	1,861.3	2,036.0

Long-term debt	1,238.4	1,239.5
Deferred income	132.8	146.3
Other liabilities	870.1	878.8

Total liabilities	4,102.6	4,300.6

Minority interest in consolidated subsidiaries	371.2	373.4

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	6.9	7.1
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	177.0	155.8
Accumulated other comprehensive (loss) income	(26.2)	6.4
Retained earnings	5,782.9	5,526.1
Treasury stock, at cost	(3,149.3)	(3,203.2)

Total stockholders’ equity	3,508.7	3,209.6

Total liabilities and stockholders’ equity	$7,982.5	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$3,863.0	$3,597.5

Cost of products sold	2,139.7	1,989.4
Excise taxes on spirits and wine	136.1	143.6
Advertising, selling, general and administrative expenses	954.9	898.3
Amortization of intangibles	17.4	19.4
Restructuring charges	—	21.1

Operating income	614.9	525.5

Interest expense	44.4	43.4
Other (income) expense, net	14.6	(26.5)

Income before income taxes and minority interests	555.9	508.6

Income taxes	193.3	192.2
Minority interests	9.6	8.9

Net income	$353.0	$307.5

Earnings per common share
Basic	$2.43	$2.10

Diluted	$2.35	$2.04

Dividends paid per common share	$0.66	$0.60

Average number of common shares outstanding
Basic	145.1	146.0

Diluted	150.0	151.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$2,070.0	$1,889.5

Cost of products sold	1,134.7	1,047.6
Excise taxes on spirits and wine	71.3	65.1
Advertising, selling, general and administrative expenses	496.3	454.2
Amortization of intangibles	8.5	8.3
Restructuring charges	—	18.4

Operating income	359.2	295.9

Interest expense	22.6	21.7
Other (income) expense, net	26.6	(7.5)

Income before income taxes and minority interests	310.0	281.7

Income taxes	105.3	109.7
Minority interests	4.4	4.2

Net income	$200.3	$167.8

Earnings per common share
Basic	$1.38	$1.15

Diluted	$1.33	$1.11

Dividends paid per common share	$0.33	$0.30

Average number of common shares outstanding
Basic	145.5	145.8

Diluted	150.3	150.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(In millions)

(Unaudited)

	2005	2004
Operating activities
Net income	$353.0	$307.5
Restructuring charges	—	6.9
Depreciation and amortization	111.6	114.8
Deferred income taxes	(2.9)	6.0
Increase in accounts receivable	(123.0)	(153.7)
Increase in inventories	(29.1)	(32.6)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(121.6)	0.1
Increase in accrued taxes	83.5	96.4
Tax benefit on exercise of stock options	18.2	17.3
Other operating activities, net	43.1	(5.6)

Net cash provided from operating activities	332.8	357.1

Investing activities
Additions to property, plant and equipment	(104.8)	(100.7)
Proceeds from the disposition of property, plant and equipment	3.7	17.9
Acquisitions, net of cash acquired	(9.4)	(22.3)
Cash paid for call options	(35.7)	—
Other investing activities, net	(1.0)	—

Net cash used by investing activities	(147.2)	(105.1)

Financing activities
Increase (decrease) in short-term debt, net	(148.7)	97.0
Dividends paid to stockholders	(96.2)	(88.2)
Repayment of long-term debt	(0.2)	(0.3)
Cash purchases of common stock for treasury	—	(198.2)
Proceeds received from exercise of stock options	54.3	30.2
Other financing activities, net	(4.8)	(8.7)

Net cash used by financing activities	(195.6)	(168.2)

Effect of foreign exchange rate changes on cash	(2.8)	(5.0)

Net increase (decrease) in cash and cash equivalents	(12.8)	78.8

Cash and cash equivalents at beginning of period	164.9	104.6

Cash and cash equivalents at end of period	$152.1	$183.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,925.8	$(2,968.1)	$2,719.5

Comprehensive income
Net income	—	—	—	—	307.5	—	307.5
Changes during the period	—	—	—	2.2	—	—	2.2

Total comprehensive income	—	—	—	2.2	307.5	—	309.7

Dividends ($0.30 per Common share and $0.6675 per Preferred share)	—	—	—	—	(88.2)	—	(88.2)
Purchases (1.0 shares)	—	—	—	—	—	(202.0)	(202.0)
Tax benefit on exercise of stock options	—	—	17.3	—	—	—	17.3
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.0 shares)	(0.2)	—	(3.1)	—	—	36.2	32.9

Balance at June 30, 2004	$7.3	$717.4	$140.9	$(87.6)	$5,145.1	$(3,133.9)	$2,789.2

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,526.1	$(3,203.2)	$3,209.6

Comprehensive income
Net income	—	—	—	—	353.0	—	353.0
Changes during the period	—	—	—	(32.6)	—	—	(32.6)

Total comprehensive income	—	—	—	(32.6)	353.0	—	320.4

Dividends ($0.33 per Common share and $0.6675 per Preferred share)	—	—	—	—	(96.2)	—	(96.2)
Tax benefit on exercise of stock options	—	—	18.2	—	—	—	18.2
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.4 shares)	(0.2)	—	3.0	—	—	53.9	56.7

Balance at June 30, 2005	$6.9	$717.4	$177.0	$(26.2)	$5,782.9	$(3,149.3)	$3,508.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of June 30, 2005, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2004. Interim results may not be indicative of results for a full year.

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

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans (the “Plans”) as of June 30, 2005. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

Stock options have exercise prices equal to the fair value of a share of our common stock on the date of grant as determined under the applicable plan. Options generally may not be exercised prior to one year after the date of grant or more than ten years from the date of grant. Options issued since November 1998 generally vest one-third each year over a three-year period beginning on the first anniversary of the date of grant. Performance awards are currently amortized into expense over the three-year vesting period, and are generally paid in stock but can be paid in cash if individual stock ownership guidelines, expressed as a multiple of base salary, are met.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Continued)

We elected to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” for the stock option portion of stock-based compensation and to disclose pro forma net income and earnings per share required under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” If compensation cost for the stock-based compensation were determined based on the fair value of a share of our common stock on the date of grant as determined for awards under the applicable plans, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense on a straight-line basis over the vesting period, on a pro forma basis, net income and earnings per share would have been as follows for the six and three months ended June 30, 2005 and 2004:

Six Months Ended June 30,

(In millions, except per share amounts)

	2005	2004
Net income – as reported	$353.0	$307.5

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	7.1	6.3

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(22.3)	(18.9)

Pro forma net income	$337.8	$294.9

Earnings per Common share
Basic – as reported	$2.43	$2.10
Basic – pro forma	$2.33	$2.02

Diluted – as reported	$2.35	$2.04
Diluted – pro forma	$2.26	$1.96

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Continued)

Three Months June 30,

(In millions, except per share amounts)

	2005	2004
Net income – as reported	$200.3	$167.8

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	3.3	3.5

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(10.8)	(10.0)

Pro forma net income	$192.8	$161.3

Earnings per Common share
Basic – as reported	$1.38	$1.15
Basic – pro forma	$1.32	$1.11

Diluted – as reported	$1.33	$1.11
Diluted – pro forma	$1.29	$1.07

We apply the “nominal vesting period approach” under APB 25, recognizing pro forma compensation cost over the three-year vesting period, including for awards held by individuals who are eligible for the retirement provisions under the applicable plan. When we adopt Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, we will change the approach to recognize expense for retirement eligible employees over a twelve-month period (since retiree options vest in their entirety if held at least one year before retirement) or the period until retirement, if longer. The impact of the change on pro forma net income and diluted earnings per share for the six and three months ended June 30, 2005 and 2004 was not material.

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

Share-Based Payment

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires share-based compensation expense, measured as the fair value of a share of our common stock on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We intend to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost for new and modified awards over the related vesting period of such awards prospectively and 2) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. We are evaluating the impact of FAS 123R on our results and financial position.

4.	Divestiture

On March 16, 2005, the Company announced that, subject to satisfying certain closing conditions, it will spin off the Office business segment, ACCO World Corporation (“ACCO”), to its shareholders, and that ACCO will merge with General Binding Corporation (“GBC”) to create ACCO Brands Corporation, a leading supplier of branded office products. In addition to retaining current shareholdings in Fortune Brands, each Fortune Brands shareholder will receive one share of ACCO Brands Corporation for approximately each 4.3 shares of Fortune Brands stock held. When the transaction closes, Fortune Brands and other ACCO shareholders will own 66% of ACCO Brands Corporation and GBC shareholders will own 34%. Fortune Brands will not record a gain or loss on the transaction as a result of the spin-off. As a part of the spin-off, ACCO will pay a cash dividend of $625 million, of which Fortune Brands will receive $613 million and the minority shareholder will receive $12 million. For information on the net sales and assets for the Office business, refer to Note 18, “Information on Business Segments,” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2004. GBC will hold a special meeting of its stockholders on August 15, 2005 to vote on this proposed merger. The transaction is expected to close August 16.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions

In May 2005, the Home and Hardware business acquired Southern Millwork Corporation, a U.S. pre-hanger of entry doors. The acquisition did not have a material impact on our consolidated financials statements.

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

We had net goodwill of approximately $2.0 billion as of June 30, 2005. The increase in goodwill of $3.5 million during the six months ended June 30, 2005 primarily related to the acquisition of Southern Millwork Corporation, partly offset by foreign currency translation adjustments.

The change in the net carrying amount of goodwill by segment is as follows:

(In millions)	Balance at December 31, 2004	Acquisitions	Translation Adjustments	Balance at June 30, 2005
Home and Hardware	$1,726.3	$4.6	$0.3	$1,731.2
Spirits and Wine	265.6		—	265.6
Golf	13.2		(1.4)	11.8
Office	—	—	—	—

	$2,005.1	$4.6	$(1.1)	$2,008.6

We also had indefinite-lived intangibles, principally tradenames, of $787.1 million as of June 30, 2005 and December 31, 2004.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets (Concluded)

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful lives, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $729.0 million and $184.1 million, respectively, as of June 30, 2005, compared to $728.2 million and $166.2 million, respectively, as of December 31, 2004.

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2005 and December 31, 2004 are as follows:

(In millions)	As of June 30, 2005				As of December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$905.7	$(118.6	)(1)	$787.1	$905.8	$(118.7	)(1)	$787.1

Amortizable intangible assets
Tradenames	380.9	(133.3)		247.6	379.8	(127.2)		252.6
Customer and contractual relationships	257.4	(38.2)		219.2	257.7	(29.0)		228.7
Patents/proprietary technology	75.4	(8.4)		67.0	75.4	(5.9)		69.5
Licenses and other	15.3	(4.2)		11.1	15.3	(4.1)		11.2

Total	729.0	(184.1)		544.9	728.2	(166.2)		562.0

Total identifiable intangibles	$1,634.7	$(302.7)		$1,332.0	$1,634.0	$(284.9)		$1,349.1

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $17.4 million and $19.4 million for the six months ended June 30, 2005 and 2004, respectively. Intangible amortization was $8.5 million and $8.3 million for the three months ended June 30, 2005 and 2004, respectively. The decrease for the six months ended June 30, 2005 was primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income Taxes

In the second quarter of 2005, we received a substantial portion of the expected $56 million tax refund related to the conclusion in the fourth quarter of 2004 of the Internal Revenue Service’s review of our 1997-2001 tax returns. We expect to receive the remaining portion in the third quarter.

In the second quarter of 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various state tax audits.

8.	Information on Business Segments

Net sales and operating income for the six months ended June 30, 2005 and 2004 by segment are as follows:

	Six Months Ended June 30,
(In millions)	2005	2004	% Change Vs. Prior Year
Net Sales
Home and Hardware	$1,951.4	$1,774.3	10.0%
Spirits and Wine	563.4	536.5	5.0
Golf	785.8	746.8	5.2
Office	562.4	539.7	4.2

Net Sales	$3,863.0	$3,597.3	7.4%

Operating Income
Home and Hardware	$303.8	$274.9	10.5%
Spirits and Wine	147.2	142.7	3.2
Golf	149.3	124.7	19.7
Office	51.6	20.0	158.0

Less:
Corporate expenses	37.0	36.8	0.5

Operating Income	$614.9	$525.5	17.0%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments (Concluded)

Net sales and operating income for the three months ended June 30, 2005 and 2004 by segment are as follows:

	Three Months Ended June 30,
(In millions)	2005	2004	% Change Vs. Prior Year
Net Sales
Home and Hardware	$1,048.9	$952.8	10.1%
Spirits and Wine	290.7	260.0	11.8
Golf	443.2	407.9	8.7
Office	287.2	268.8	6.8

Net Sales	$2,070.0	$1,889.5	9.6%

Operating Income
Home and Hardware	$179.3	$161.2	11.2%
Spirits and Wine	78.7	75.9	3.7
Golf	92.6	73.7	25.6
Office	26.9	4.0	572.5

Less:
Corporate expenses	18.3	18.9	(3.2)

Operating Income	$359.2	$295.9	21.4%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions, except for per share amounts)	2005	2004	2005	2004
Net Income	$353.0	$307.5	$200.3	$167.8
Less: Preferred stock dividends	0.3	0.3	0.2	0.2

Income available to common stockholders - basic	352.7	307.2	200.1	167.6
Convertible Preferred stock dividends	0.3	0.3	0.2	0.2

Income available to common stockholders – diluted	$353.0	$307.5	$200.3	$167.8

Weighted average number of common shares outstanding – basic	145.1	146.0	145.5	145.8
Conversion of Convertible Preferred stock	1.4	1.5	1.4	1.5
Exercise of stock options	3.5	3.5	3.4	3.4

Weighted average number of common shares outstanding – diluted	150.0	151.0	150.3	150.7

Earnings per common share
Basic	$2.43	$2.10	$1.38	$1.15
Diluted	$2.35	$2.04	$1.33	$1.11

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$18.7	$16.3	$1.8	$1.7
Interest cost	31.0	28.8	5.1	5.3
Expected return on plan assets	(39.0)	(35.4)	—	—
Amortization of prior service cost	1.8	1.7	(0.1)	—
Amortization of net loss	7.7	5.5	0.7	0.5

Net periodic benefit cost	$20.2	$16.9	$7.5	$7.5

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits (Concluded)

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$9.4	$8.1	$1.0	$0.8
Interest cost	15.5	14.4	2.5	2.6
Expected return on plan assets	(19.5)	(17.7)	—	—
Amortization of prior service cost	0.9	0.9	(0.1)	—
Amortization of net loss	3.8	2.8	0.4	0.3

Net periodic benefit cost	$10.1	$8.5	$3.8	$3.7

The increase in expense for the six and three months ended June 30, 2005 compared to the six and three months ended June 30, 2004 was primarily due to a decrease in the discount rate used to measure the liability from 6.1% in 2004 to 5.9% in 2005.

In 2005, we expect to contribute approximately $40 to $70 million to our pension plans.

11.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps. In the second quarter, we entered into call options and forward contracts denominated in British pounds in order to mitigate the currency exposure related to the acquisition of spirits and wine brands and distribution assets from Pernod Ricard S.A. (“Pernod Ricard”), which closed on July 26, 2005. In addition, we entered into treasury rate locks related to the anticipated issuance of debt associated with the acquisition. These hedges are described in more detail below.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that the losses, if any, would be immaterial. The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2005 and December 31, 2004, the fair value of all outstanding contracts and the book value of the contracts were essentially the same.

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At June 30, 2005, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due in 2006 which allow the agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

In the second quarter of 2005, the Company entered into treasury rate locks with a notional value of $1.25 billion in order to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of debt associated with the acquisition of several spirits and wine brands and distribution assets from Pernod Ricard. We are accounting for these hedges as cash flow hedges, as the treasury rate locks hedge against the variability of interest payments on future issuance of debt. As of June 30, 2005, we had deferred losses of $26.1 million ($16.8 million net of deferred taxes) as a result of the decline in long-term treasury rates. The gain or loss at the time of issuance is deferred into accumulated other comprehensive income and will be amortized into earnings as an adjustment to interest expense corresponding with the recognition of interest expense related to forecasted debt.

Upon announcement of the acquisition of several spirits and wine brands and distribution assets from Pernod Ricard on April 21, 2005, we began to hedge foreign currency exposures associated with the acquisition cost. As a result of our hedging program and the benefit of lower foreign currency rates, our purchase price on the acquisition declined by approximately $330 million, net of the cost of our hedging program, compared to the amount disclosed in the press release issued by the Company on April 21, 2005. As of the closing on July 26, we fully hedged all British pound foreign currency exposures with respect to the acquisition cost paid at the closing.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Concluded)

In the second quarter of 2005, we recorded pre-tax net acquisition hedge losses of $33.5 million ($23.3 million after tax) in Other income (expense), net on the condensed consolidated statement of income for the three-month and six-month periods ending June 30, 2005. The net acquisition hedges consisted of call options and forward contracts denominated in British pounds entered into in order to mitigate the currency exposure related to the acquisition of spirits and wine brands and distribution assets from Pernod Ricard. Between July 1, 2005 and July 6, 2005, the call options were terminated. The forward contracts were settled on July 26, 2005. As a result of the termination of the call options and settlement of the forward contracts, a pre-tax loss of $87.4 million ($85.7 million after tax in accordance with hedge tax accounting rules) will be recorded in the third quarter of 2005 on the condensed consolidated statement of income in Other income (expense), net. This loss will be offset by a corresponding reduction in our book-basis investment in the acquisition on the condensed consolidated balance sheet.

12.	Guarantees and Commitments

As of June 30, 2005, we had third-party guarantees totaling approximately $76 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In 2003, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.7 million existed as of June 30, 2005 to reflect the fair value of the guarantees to Maxxium. There were no other guarantees that were required to be recorded as of June 30, 2005.

We also guarantee various leases for ACCO World Corporation, our Office business. As a result of the spin-off of the Office business, we expect to continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, after the spin-off, which is expected to close on August 16, 2005, we will reflect the fair value of these guarantees, which are immaterial, on our financial statements in accordance with FIN 45. Refer to Note 4, “Divestitures,” for additional information on the spin-off of the Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Guarantees and Commitments (Concluded)

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

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the six and three months ended June 30, 2005 and 2004:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Balance at the beginning of the period	$(16.1)	$(12.9)	$(16.9)	$(13.9)
Provision for warranties issued	(16.5)	(15.7)	(8.0)	(8.0)
Settlements made (in cash or in kind)	16.0	14.0	8.3	7.3

Balance at the end of the period	$(16.6)	$(14.6)	$(16.6)	$(14.6)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Restructuring-Related Charges

Restructuring and Restructuring-Related Charges

In 2004, we recorded the final charges for all restructuring programs. Pre-tax restructuring and restructuring-related charges for the six and three months ended June 30, 2004 were:

(In millions)	Six Months Ended June 30, 2004
	Restructuring Charges	Restructuring-Related Charges
		Cost of Sales	SG&A	Total
Home and Hardware	$1.0	$1.5	$—	$2.5
Golf	0.6	4.3	—	4.9
Office	19.5	4.7	3.6	27.8

	$21.1	$10.5	$3.6	$35.2

(In millions)	Three Months Ended June 30, 2004
	Restructuring Charges	Restructuring-Related Charges
		Cost of Sales	SG&A	Total
Home and Hardware	$0.9	$1.2	$—	$2.1
Golf	0.6	2.2	—	2.8
Office	16.9	2.9	2.3	22.1

	$18.4	$6.3	$2.3	$27.0

Home and Hardware charges in 2004 related to workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities.

Golf restructuring-related charges related to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

Office charges in 2004 principally related to employment termination costs and asset write-offs associated with operating expense reduction initiatives.

Reconciliation of Restructuring Liability

The restructuring liability as of June 30, 2005 and December 31, 2004 was not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred losses on treasury rate locks related to the acquisition of spirits and wine brands and distribution assets from Pernod Ricard and net minimum pension liability adjustments. Included in the foreign currency adjustments balance at June 30, 2005 was deferred income of $2.1 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income was $320.4 million and $309.7 million for the six months ended June 30, 2005 and 2004, respectively. Total comprehensive income was $167.0 million and $160.4 million for the three months ended June 30, 2005 and 2004, respectively.

16.	Pending Litigation

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Pending Litigation (Continued)

Tobacco Litigation and Indemnification (Concluded)

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

Other Litigation

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, is currently a defendant in approximately 9 cases claiming personal injury from asbestos, and has been dismissed as a defendant in approximately 213 other cases. In addition, agreed dismissal orders are pending with the court in 10 cases. We do not anticipate that the court will object to the entry of these pending orders as both parties have agreed to the terms of the orders. All of these suits name multiple defendants. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe we have meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Florida, Michigan, New York, Ohio, West Virginia and Wisconsin seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company and its Spirits and Wine business have not yet been served in the lawsuits pending in Florida and New York. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. The Company denies these allegations. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Pending Litigation (Concluded)

Other Litigation (Concluded)

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

17.	Environmental

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

18.	Subsequent Event

On July 26, 2005 the Company completed a transaction to purchase several spirits and wine brands and distribution assets from Pernod Ricard. This was done principally by having a subsidiary of the Company acquire tracker shares in Goal Acquisitions Limited (“Goal”), for a subscription price of approximately £2.8 billion ($5.0 billion). Goal is an indirect subsidiary of Pernod Ricard, which was formed to acquire all of the shares of Allied Domecq Plc. The brands and assets being purchased are owned by Goal subsidiaries and will be transferred to one or more subsidiaries of Fortune Brands over a six month period beginning July 26, 2005, except that the purchase of Maker’s Mark is subject to continuing review by the FTC. Until the assets and liabilities are transferred, reporting will be in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Accordingly, the financial results associated with the assets and liabilities will be included in the consolidated statements of income and cash flows of Fortune Brands effective July 26, 2005, and the assets and liabilities, where appropriate, will be included on the consolidated balance sheet.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18.	Subsequent Event (Concluded)

The tracker shares issued to the Company will be redeemed by Goal as the brands and assets are actually purchased by affiliates in separate transactions over the six month period. In addition, the transaction was structured so that the Company has contractual rights to control the management and operations of the Fortune assets (except for Maker’s Mark) until they are transferred.

The Company acquired rights to numerous brands and other assets including Sauza tequila, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional brands and distribution networks in the U.K., Germany and Spain. To ensure an orderly transition of gin brands in the important Spain market, the purchase of the Larios gin brand and associated assets directly from an affiliate of Pernod Ricard is expected to close in September. The purchase price is included in the approximately $5.0 billion total acquisition cost. The sales of all of these brands in 2004 were approximately $1.3 billion, which more than doubles our Spirits and Wine business sales.

The cost of the acquisition is subject to change based on purchase price adjustments to reflect the actual value of assets transferred. On April 20, 2005 Fortune Brands executed a credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. On July 26, 2005 the $6.0 billion facility was amended to become a $5.0 billion, 9-month revolving credit facility with a 9-month term-out option. The interest rate is set at the time of each borrowing. The facility fee of 0.10% per annum is subject to increases up to a maximum fee of 0.175% per annum in the event the Company’s long-term debt rating falls below specified levels. Borrowings under the agreement are made for general corporate purposes including support for the Company’s short-term borrowings in the commercial paper market. The Company plans to refinance this facility in the bank and capital markets.

Item 2.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, golf products and office products. We enhance shareholder value by earning profits and generating cash by building our leading consumer brands to generate sales. We do this by developing innovative new products and effective marketing campaigns, and expanding customer relationships. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our overall first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. In the near term, as a result of the purchase of several major spirits and wine brands and distribution assets from Pernod Ricard, our priority for the use of cash flow will be to pay down acquisition-related debt totaling $5.0 billion. Finally, we enhance shareholder value through other initiatives such as using our financial resources to pay attractive dividends and repurchase shares.

On March 16, 2005, we announced that, subject to satisfying certain closing conditions, we will spin-off the Office business, ACCO World Corporation (ACCO), to our shareholders. ACCO will merge with General Binding Corporation (GBC) to create ACCO Brands Corporation, a leading supplier of branded office products. In addition to retaining current shareholdings in Fortune Brands, each Fortune Brands shareholder will receive one share of ACCO Brands Corporation for approximately each 4.3 shares of Fortune Brands stock held. When the transaction closes, Fortune Brands shareholders and other ACCO shareholders will own 66% of ACCO Brands Corporation and GBC shareholders will own 34%. As a part of the spin-off, ACCO will pay a cash dividend of $625 million, of which Fortune Brands will receive $613 million and the minority shareholder will receive $12 million. GBC will hold a special meeting of its stockholders on August 15, 2005 to vote on this proposed merger. The transaction is expected to close August 16.

On July 26, 2005, Fortune Brands purchased several spirits and wine brands and distribution assets from Pernod Ricard for approximately $5.0 billion. For information on the form of the transaction, brands and assets purchased and financing, see Note 18, “Subsequent Event,” to the condensed consolidated financial statements.

As a result of recent restructuring initiatives, the spin-off of the Office business and the acquisition of several spirits and wine brands and distribution assets, Fortune Brands will be a more sharply-focused, high performance consumer brands company, well-positioned to created additional value for our shareholders.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “- Forward-Looking Statements” below.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year
Home and Hardware	$1,951.4	$1,774.3	10.0%
Spirits and Wine	563.4	536.5	5.0
Golf	785.8	746.8	5.2
Office	562.4	539.7	4.2

Net Sales	$3,863.0	$3,597.3	7.4%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$303.8	$274.9	10.5%
Spirits and Wine	147.2	142.7	3.2
Golf	149.3	124.7	19.7
Office	51.6	20.0	158.0
Less:
Corporate expenses	37.0	36.8	0.5

Operating Income	$614.9	$525.5	17.0%

Fortune Brands achieved a 7% increase in net sales and 15% growth in net income. The sales increase was driven by:

•	double-digit growth in Home and Hardware and mid-single digit growth in the Spirits & Wine, Golf and Office businesses,

•	successful new products and line extensions and expanded customer relationships,

•	price increases, primarily those implemented last year to help offset commodity cost increases, and

•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume,

•	efficiency of our supply chains, and

•	the absence of restructuring and restructuring-related charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $265.7 million, or 7%, to $3.9 billion. Sales benefited from:

•	newly introduced products and line extensions across all businesses ($373 million in total),

•	price increases ($38 million), including those implemented last year to help offset commodity cost increases,

•	expanded customer relationships, particularly in the cabinet and entry door businesses,

•	favorable foreign exchange ($46 million), and

•	the net impact ($12 million in aggregate) of acquisitions (primarily Sentinel doors) and dispositions.

The increase in net sales was partly offset by lower sales ($177 million) of certain products being discontinued in the Golf and Office businesses.

Cost of products sold

Cost of products sold increased $150.3 million, or 8%, on the higher net sales and increased, but moderating, costs for major commodities (in the range of $40 to $45 million), particularly steel, particleboard and petroleum-related costs (which were largely offset by price increases). Cost of products sold benefited from favorable mix in the Golf and Office businesses and supply chain efficiencies, particularly in the Office business.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales due to higher international sales, as well as a favorable mix shift from mid-tier brands to premium and super-premium spirits. In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $56.6 million, or 6%, as a result of higher sales, increased advertising for new product introductions and higher brand investment expenses in Home & Hardware and Spirits & Wine, including for the new Starbucks Coffee Liqueur.

Amortization of intangibles

Amortization of intangibles decreased $2.0 million to $17.4 million primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition.

Restructuring charges

For the six months ended June 30, 2005, we did not record any restructuring charges. For the six months ended June 30, 2004, we recorded pre-tax restructuring charges of $21.1 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs, mainly in the Office business.

Interest expense

Interest expense increased $1.0 million to $44.4 million due to higher interest rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Other (income) expense, net

Other (income) expense, net increased $41.1 million to a net expense of $14.6 million primarily due to the unfavorable impact of losses on currency hedges related to the Spirits and Wine acquisition cost ($33.5 million) and the absence of last year’s Beam warehouse fire insurance proceeds ($12.0 million).

Income taxes

Income taxes increased $1.1 million, or 1%. The reported effective income tax rate for the six months ended June 30, 2005 and June 30, 2004 was 34.8% and 37.8%, respectively. The lower effective rate primarily related to a tax credit resulting from conclusion of various state tax audits, a geographic shift in business mix and restructuring-related charges last year with a low effective tax rate in non-U.S. jurisdictions.

Net income

Net income was $353.0 million, or $2.43 per basic share and $2.35 per diluted share, for the six months ended June 30, 2005 compared to net income of $307.5 million, or $2.10 basic and $2.04 diluted per share, for the six months ended June 30, 2004. The increase in net income of $45.5 million, or 15%, was due to increased sales volume, improved efficiency in our supply chains and the absence of restructuring and restructuring-related charges.

Results of Operations By Segment

Home and Hardware

Net sales increased $177.1 million, or 10%, to $1,951.4 million. The increase was attributable to line extensions and new products ($144 million in total), strong underlying volume growth, expanding customer relationships, particularly in the cabinet and entry door businesses, and price increases on select products, as well as the impact of 2004 acquisitions ($12 million net of disposition last year) and favorable foreign exchange ($14 million). The increase in net sales was partially offset by lower tool storage sales due to inventory management initiatives by a large customer.

Operating income increased $28.9 million, or 11%, to $303.8 million on the higher sales and the benefit of acquisitions, partially offset by increases in commodity costs (in the range of $30 to $35 million), particularly steel, particleboard and petroleum-related costs, as well as higher brand investment across most Home and Hardware businesses.

Although the housing market is forecasted to moderate over the near-term, we anticipate that our Home and Hardware business will continue to benefit from expanding customer relationships as well as long-term demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential door systems. These trends include factors such as growth in the number of U.S. households, increases in household wealth and aging of the housing stock.

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

Spirits and Wine

Net sales increased $26.9 million, or 5%, to $563.4 million principally due to sales of the new Starbucks Coffee Liqueur, as well as higher sales in Australia and favorable foreign exchange ($6 million), partly offset by lower sales of mid-tier brands in the U.S.

Operating income increased $4.5 million, or 3%, to $147.2 million on higher sales, partly offset by brand spending on the launch of Starbucks Coffee Liqueur.

We expect that our Spirits and Wine business will benefit from growth in the premium and super-premium spirits market on which it has focused its product development and marketing activities. Factors that could adversely affect results include the possibility of federal excise and state tax increases, international trade policies, increased regulation, class actions and/or other litigation, and pricing activities. In addition, the spirits and wine industry could be impacted by further consolidation of suppliers, distributors and retailers, which also may present opportunities for our business.

Golf

Net sales increased $39.0 million, or 5%, to $785.8 million. The increase was attributable to higher sales of golf balls (price increases, a shift to the Titleist brand and volume growth through continued share gains), golf club sales growth mainly due to new product introductions, volume growth in golf shoes and favorable foreign exchange ($11 million).

Operating income increased $24.6 million, or 20%, to $149.3 million on higher sales, a shift toward higher margin Titleist branded golf balls and clubs, margin improvement in FootJoy golf shoes, favorable foreign exchange and the absence of restructuring-related charges ($5 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Concluded)

The world-wide golf industry is highly competitive. Even though new competitors have entered the category in recent years, our Golf business has significantly grown sales, market share and profit with innovative new products. The underlying market is also impacted by various factors that affect rounds of play, including economic conditions, weather conditions, destination travel and corporate spending. Rounds of play in the U.S. have decreased over the past five years. The future success of our Golf business will depend upon continued innovation and marketing across its product categories, brands and selling regions. International market opportunities, especially in the Pacific Basin region, have provided and are expected to continue to provide growth for the Golf business.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length, and changing the overall distance standard for golf balls. These new rules, when combined with other existing rules, could reduce the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business. Even so, we see continued opportunities to develop and introduce innovative golf products. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin, moment of inertia and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball and/or club regulation, including a distance rollback of either or both. Any such new rules could impact the golf industry, our Golf business and the game of golf.

Office

Net sales increased $22.7 million, or 4%, to $562.4 million. The increase was principally related to favorable foreign exchange ($14 million), a one-month benefit of bringing historically delayed reported results in foreign subsidiaries current to the period and higher sales of computer accessories in the U.S. and mainland Europe, partly offset by the impact of weak market conditions in the U.K. during the first quarter.

Operating income increased $31.6 million to $51.6 million on the absence of restructuring and restructuring-related charges ($28 million), supply chain efficiencies as the result of restructuring initiatives, higher sales and favorable mix, partly offset by spin-off-related costs and higher distribution expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Concluded)

Office (Concluded)

The office products industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our office products group and its competitors. We are addressing these challenges through design innovation, value-added features and services, as well as continued cost and asset reduction.

As discussed above under “- Overview,” we have entered into an agreement to spin-off our Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year
Home and Hardware	$1,048.9	$952.8	10.1%
Spirits and Wine	290.7	260.0	11.8
Golf	443.2	407.9	8.7
Office	287.2	268.8	6.8

Net Sales	$2,070.0	$1,889.5	9.6%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$179.3	$161.2	11.2%
Spirits and Wine	78.7	75.9	3.7
Golf	92.6	73.7	25.6
Office	26.9	4.0	572.5
Less:
Corporate expenses	18.3	18.9	(3.2)

Operating Income	$359.2	$295.9	21.4%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the second quarter, Fortune Brands achieved a 10% increase in net sales and 19% growth in net income. Our second quarter sales increase was driven by:

•	strong growth across all businesses,

•	successful new products and line extensions and expanded customer relationships,

•	price increases, including those implemented last year to help offset commodity cost increases, and

•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume,

•	efficiency of our supply chains, and

•	the absence of restructuring and restructuring-related charges.

Net Sales

Net sales increased $180.5 million, or 10%, to $2.0 billion. Sales benefited from:

•	newly introduced products and line extensions in the Golf, Home & Hardware and Office businesses ($225 million in total),

•	price increases ($15 million), including those implemented last year to help offset commodity cost increases,

•	expanded customer relationships, particularly in the cabinet and entry door businesses,

•	favorable foreign exchange ($27 million),

•	the net impact ($6 million in aggregate) of acquisitions (primarily Sentinel doors) and dispositions, and

•	higher excise taxes on spirits and wine due to higher volume ($6 million).

The increase in net sales was partly offset by lower sales ($102 million) of certain products being discontinued in the Golf and Office businesses.

Cost of products sold

Cost of products sold increased $87.1 million, or 8%, on the higher net sales and increased, but moderating, costs for major commodities (in the range of $15 to $20 million), particularly steel, particleboard and petroleum-related costs (which were largely offset by price increases). Cost of products sold benefited from favorable mix in the Golf business and supply chain efficiencies, particularly in the Office business.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine increased $6.2 million on higher sales volume.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $42.1 million, or 9%, as a result of higher sales, increased advertising for new product introductions and higher brand investment expenses in Spirits and Wine (Starbucks Coffee Liqueur and Jim Beam).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Amortization of intangibles

Amortization of intangibles increased $0.2 million to $8.5 million.

Restructuring charges

For the three months ended June 30, 2005, we did not record any restructuring charges. For the three months ended June 30, 2004, we recorded pre-tax restructuring charges of $18.4 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs, mainly in the Office business.

Interest expense

Interest expense increased $0.9 million to $22.6 million due to higher interest rates.

Other (income) expense, net

Other (income) expense, net decreased $34.1 million to a net expense of $26.6 million due to the unfavorable impact of losses on currency hedges on the Spirits and Wine acquisition ($33.5 million).

Income taxes

Income taxes decreased $4.4 million, or 4%. The reported effective income tax rate for the three months ended June 30, 2005 and June 30, 2004 was 34.0% and 38.9%, respectively. The lower effective rate primarily related to a tax credit resulting from conclusion of various state tax audits, a geographic shift in business mix and restructuring-related charges last year with a low effective tax rate in non-U.S. jurisdictions.

Net income

Net income was $200.3 million, or $1.38 per basic share and $1.33 per diluted share, for the three months ended June 30, 2005 compared to net income of $167.8 million, or $1.15 basic and $1.11 diluted per share, for the three months ended June 30, 2004. The increase in net income of $32.5 million, or 19%, was due to increased sales volume, improved efficiency in our supply chains and the absence of restructuring and restructuring-related charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $96.1 million, or 10%, to $1,048.9 million. The increase was attributable to line extensions and new products ($91 million in total), strong underlying volume growth, expanding customer relationships, particularly in the cabinet and entry door businesses, and price increases on select products, as well as the impact of 2004 acquisitions ($6 million net of disposition last year) and favorable foreign exchange ($8 million). The increase in net sales was partially offset by lower tool storage sales due to customer inventory management initiatives.

Operating income increased $18.1 million, or 11%, to $179.3 million on the higher sales and the benefit of acquisitions, partially offset by higher commodity costs (in the range of $10 million), particularly steel, particleboard and petroleum-related costs.

Spirits and Wine

Net sales increased $30.7 million, or 12%, to $290.7 million principally due to higher U.S. sales of Jim Beam and mid-tier brands (compared to last year when shipments were soft due to distributor inventory reductions), as well as increased Australia sales and favorable foreign exchange ($4 million).

Operating income increased $2.8 million, or 4%, to $78.7 million on higher sales, partly offset by Starbucks Coffee Liqueur brand spending and an increase in Jim Beam brand investment.

Golf

Net sales increased $35.3 million, or 9%, to $443.2 million. The increase was attributable to higher golf club sales mainly due to new product introductions, increased golf ball sales (due to price increases and volume growth through continued share gains), and volume growth in golf accessories, as well as favorable foreign exchange ($6 million).

Operating income increased $18.9 million, or 26%, to $92.6 million on sales growth, a shift in golf club sales to higher margin Titleist models, favorable foreign exchange and the absence of restructuring-related charges ($3 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Concluded)

Office

Net sales increased $18.4 million, or 7%, to $287.2 million. The increase was principally related to higher sales of computer accessories in the U.S. and favorable foreign exchange ($8 million). A one month benefit of bringing historically delayed reported results in foreign subsidiaries current in the period was largely offset by a shift in the timing of back-to-school shipments to the third quarter.

Operating income increased $22.9 million to $26.9 million on the absence of restructuring and restructuring-related charges ($22 million) and due to supply chain efficiencies as the result of restructuring initiatives, higher sales and favorable mix, partly offset by spin-off-related costs and higher distribution expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements and fund acquisitions. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. Our priority for cash flow over the near term is the reduction of debt that increased as a result of the acquisition of several spirits and wine brands and distribution assets from Pernod Ricard. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. See “- Capitalization” below for a description of the debt and Note 11, “Financial Instruments,” and Note 18, “Subsequent Event,” to the condensed consolidated financial statements for a description of the spirits and wine acquisition.

Cash Flows

Net cash provided from operating activities of $332.8 million for the six months ended June 30, 2005 compared with net cash provided of $357.1 million for the same six-month period last year. The decrease of $24.3 million was principally related to increased payments for customer programs (primarily volume-related) and employee performance incentives accrued in 2004, and the timing of payments for inventory purchases, partly offset by higher net income ($45.5 million) and the timing of receivables collections.

Net cash used by investing activities for the six months ended June 30, 2005 was $147.2 million, compared with $105.1 million in the same six-month period last year. The increase of $42.1 million was primarily due to the premium paid for the British pound call options entered into to hedge the acquisition cost of the spirits and wine brands and distribution assets from Pernod Ricard.

Net cash used by financing activities for the six months ended June 30, 2005 was $195.6 million, compared with $168.2 million in the same six-month period last year. The higher cash used by financing activities was primarily attributable to a reduction in short-term debt, partly offset by no share repurchases this year.

Capitalization

Total debt decreased $150.5 million during the six-month period ended June 30, 2005 to $1.8 billion. The ratio of total debt to total capital decreased to 31.2% at June 30, 2005 from 34.8% at December 31, 2004 as a result of cash provided from operating activities (see “- Cash Flows” above).

At June 30, 2005, $2 billion of debt and equity securities were available for public sale under our universal shelf registration statement, which we filed with the Securities and Exchange Commission and became effective on May 7, 2004.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization (Continued)

On April 20, 2005 Fortune Brands executed a credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. On July 26, 2005 the $6.0 billion facility was amended to become a $5.0 billion, 9-month revolving credit facility with a 9-month term-out option. The interest rate is set at the time of each borrowing based on our credit rating and the LIBOR rate. The facility fee of 0.10% per annum is subject to increases up to a maximum fee of 0.175% per annum in the event the long-term debt rating falls below specified levels. Borrowings under the agreement are made for general corporate purposes including support for the Company’s short-term borrowings in the commercial paper market. The company plans to refinance this facility in the bank and capital markets. This $5.0 billion facility is in addition to our existing $1.0 billion five-year revolving credit agreement, under which there were no amounts outstanding as of June 30, 2005.

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long- and short-term capital needs, including those resulting from our acquisition of several spirits and wine brands and distribution assets from Pernod Ricard. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “- Forward-Looking Statements.”

Spin-off of Office Business

As a part of the spin-off of the Office business, ACCO World Corporation (the Office business) will pay a cash dividend of $625 million, of which Fortune Brands will receive $613 million and the minority shareholder will receive $12 million. In the future, Fortune Brands will not have the cash flows of ACCO, however this is not expected to have a material impact on the long-term liquidity of the Company.

Subsequent Event: Acquisition

On July 26, 2005 Fortune Brands purchased several spirits and wine brands and distribution assets from Pernod Ricard S.A. (“Pernod Ricard”) for approximately £2.8 billion ($5.0 billion). See Note 18, “Subsequent Event,” to the condensed consolidated financial statement for more information on the acquisition.

The operations of the newly acquired spirits and wine business are expected to generate positive cash flow after interest payments on the debt incurred as a result of the acquisition. In the near term, cash flow will be utilized to pay down debt.

Common Stock Repurchase Program

On February 22, 2005, our Board of Directors approved a share repurchase program. The program authorizes our management to purchase up to 5,000,000 shares in open market transactions or privately negotiated transactions from March 1, 2005 to February 28, 2006. Our Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate. We did not repurchase any shares under this program during the first six months of 2005.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends

On January 28 and April 26, 2005, the Company declared a regular dividend of 33 cents per share on Common Stock, payable on March 1, 2005 and June 1, 2005, to stockholders of record at the close of business on February 9, 2005 and May 11, 2005, respectively. The Company also declared a regular dividend of 66.75 cents per share on its $2.67 Convertible Preferred Stock, payable on March 10 and June 10, 2005, to stockholders of record at the close of business of February 9 and May 11, 2005, respectively.

We expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “– Forward-Looking Statements.”

Pension Contributions

In 2005, we expect to make cash contributions of approximately $40 to $70 million to our pension plans.

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, totaled approximately $76 million as of June 30, 2005. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In the third quarter of 2003, we renewed our guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.7 million as of June 30, 2005 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

In addition, as a part of the formation of the Future Brands LLC (“Future Brands”) joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At June 30, 2005, JBBCo. did not have any outstanding obligations as a result of this arrangement.

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

Share-Based Payment

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value of a share of our common stock at the date of grant, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We intend to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost for new and modified awards over the related vesting period of such awards prospectively and 2) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. We are evaluating the impact of FAS 123R on our results and financial position.

FORWARD-LOOKING STATEMENTS

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

•	challenges in the integration of acquisitions and joint ventures, including the recently completed acquisition of spirits and wine brands and distribution assets,

•	completion of the spin-off of the Office business,

•	changes in key market general economic conditions,

•	foreign exchange rate fluctuations,

•	changes in interest rates,

•	changes in commodity costs,

•	returns on pension assets,

•	competitive product and pricing pressures,

•	trade consolidations,

•	the impact of excise tax increases with respect to distilled spirits,

•	regulatory developments,

•	the uncertainties of litigation,

•	changes in golf equipment regulatory standards,

•	the impact of weather, particularly on the Home & Hardware and Golf businesses,

•	increases in health care costs,

as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk associated with foreign currency fluctuations, interest rate changes and commodity prices. To manage the volatility of these risks, from time to time, the Company enters into financial instruments to reduce its risks. We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps, as described in Note 14, “Financial Instruments,” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2004.

In the second quarter of 2005, the Company entered into treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of debt associated with the acquisition of several spirits and wine brands and distribution assets from Pernod Ricard. We are accounting for these hedges as a cash flow hedge, as the treasury rate locks hedge against the variability of interest payments on future issuance of debt.

Upon announcement of the acquisition of several spirits and wine brands and distribution assets from Pernod Ricard on April 21, 2005, we began to hedge foreign currency exposures associated with the acquisition cost. As of the closing on July 26, we fully hedged all British pound foreign currency exposures with respect to the acquisition cost paid at the closing. The net acquisition hedges consisted of call options and forward contracts denominated in British pounds entered into in order to mitigate the currency exposure related to the acquisition of spirits and wine brands and distribution assets from Pernod Ricard.

For additional information on these acquisition-related transactions (treasury rate locks, call options and forward contracts), refer to Note 11, “Financial Instruments,” to the condensed consolidated financial statements.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Individual Cases

As of August 2, 2005, there were approximately 19 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Class Actions

As of August 2, 2005, there were approximately five purported smoking and health class actions pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Health Care Cost Recovery Actions

As of August 2, 2005, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported consolidated class action lawsuits in Florida, Michigan, New York, Ohio, West Virginia and Wisconsin seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Florida lawsuit, Konhauzer v. Adolph Coors Company, et al., was filed March 30, 2005 in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida. The Michigan lawsuit, Alston v. Advanced Brands & Importing Co., et al., was filed March 30, 2005 in the Circuit Court for the Third Judicial Circuit, Michigan. The New York lawsuit, Sciocchetti v. Advanced Brands & Importing Co., et al., was filed February 16, 2005 in the Supreme Court, Albany County, New York. The Company and its Spirits and Wine business have not yet been served in the Florida and New York lawsuits. The Ohio lawsuit, Eisenberg v. Anheuser-Busch, Inc., et al., was filed April 30, 2004 in the Court of Common Pleas, Cuyahoga County, Ohio and removed to the U.S. District Court for the Northern District of Ohio. The West Virginia lawsuit, Bertovich v. Advanced Brands & Importing Co., et al., was filed February 17, 2005 in the Circuit Court of Hancock County, West Virginia. The Wisconsin lawsuit, Tomberlin v. Adolph Coors Company, et al., was filed February 24, 2005 in the Circuit Court, Dane County, Wisconsin. The lawsuits are similar in that each alleges that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underage and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal drinking age. The Company denies that its Spirits and Wine business markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flow and financial condition of the Company.

Reference is made to Note 16, “Pending Litigation” in the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2005:

Three Months Ended June 30, 2005	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum number of shares that may yet be purchased under the programs (1)
April	3,305	$86.59	—	10,000,000
May	—	—	—	10,000,000
June	1,944	91.18	—	10,000,000

Total	5,249	$88.29	—

(1)	The Company did not repurchase any shares between April 1, 2005 and June 30, 2005 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on February 28, 2005 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program authorizes the Company to purchase up to 5,000,000 shares from March 1, 2005 to February 28, 2006. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.
(2)	The Company purchased all of the 5,249 shares between April 1, 2005 and June 30, 2005 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on April 26, 2005.

(b)	Registrant’s Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class I directors, Mr. Thomas C. Hays, Mr. Pierre E. Leroy, Mr. Gordon R. Lohman, and Mr. J. Christopher Reyes were duly elected at the 2005 Annual Meeting for a term of office expiring at the 2008 Annual Meeting. The terms of office of the Class II directors, Dr. Patricia O. Ewers, Mr. Eugene A. Renna, and Mr. David M. Thomas, and the terms of office of the Class III directors, Mrs. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson, continued after the 2005 Annual Meeting.

(c)	(i) The three nominees for Class I directors were elected by a plurality of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Mr. Hays: 124,405,863 votes for and 2,770,713 votes withheld; (B) Mr. Leroy: 125,523,560 votes for and 1,653,016 votes withheld; (C) Mr. Lohman: 123,144,175 votes for and 4,032,401 votes withheld; and (D) Mr. Reyes: 124,330,030 votes for and 2,846,547 votes withheld.

(ii) A proposal (designated Item 2 and set forth in Company’s Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP independent registered public accounting firm for the Company for 2005, was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 124,717,685 shares voted for the proposal, 1,442,645 shares voted against the proposal and 1,016,196 shares abstained.

(iii) A proposal (designated Item 3 and set forth in Company’s Proxy Statement), approved by the Board of Directors, to approve the Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 93,251,507 shares voted for the proposal; 9,991,643 shares voted against the proposal and 1,763,554 shares abstained.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

2.1	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation, incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2005.

2.2	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation, incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 8, 2005.

10.1	Credit Agreement dated as of April 20, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse First Boston, as Administrative Agent.

10.2	Amended and Restated Transaction Co-Operation Agreement dated 21 April, 2005 among Pernod Ricard S.A., Fortune Brands, Inc. and Goal Acquisitions Limited (as amended by a Deed of Variations dated 24 July 2005).

10.3	Amended and Restated Framework Agreement dated 21 April, 2005 between Pernod Ricard S.A. and Fortune Brands, Inc. (as amended by a Deed of Variations dated 24 July 2005).*

10.4	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A.

10.5	Amendment No. 1 dated as of July 24, 2005, to the Credit Agreement dated as of April 20, 2005 (the “Credit Agreement”), among Fortune Brands, Inc., the Lenders (as defined in Article I of the Credit Agreement), and Credit Suisse (formerly Credit Suisse First Boston), as administrative agent for the Lenders.

10.6	Amended and Restated Credit Agreement dated as of July 26, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse, as Administrative Agent, incorporated by reference herein to Exhibit 99 to the Company’s Current Report on Form 8-K dated July 27, 2005.

12	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to 17 CFR 240, 24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: August 8, 2005	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President
and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
2.1	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation, incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2005.

2.2	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation, incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 8, 2005.

10.1	Credit Agreement dated as of April 20, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse First Boston, as Administrative Agent.

10.2	Amended and Restated Transaction Co-Operation Agreement dated 21 April, 2005 among Pernod Ricard S.A., Fortune Brands, Inc. and Goal Acquisitions Limited (as amended by a Deed of Variations dated 24 July 2005).

10.3	Amended and Restated Framework Agreement dated 21 April, 2005 between Pernod Ricard S.A. and Fortune Brands, Inc. (as amended by a Deed of Variations dated 24 July 2005).*

10.4	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A.

10.5	Amendment No. 1 dated as of July 24, 2005, to the Credit Agreement dated as of April 20, 2005 (the “Credit Agreement”), among Fortune Brands, Inc., the Lenders (as defined in Article I of the Credit Agreement), and Credit Suisse (formerly Credit Suisse First Boston), as administrative agent for the Lenders.

10.6	Amended and Restated Credit Agreement dated as of July 26, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse, as Administrative Agent, incorporated by reference herein to Exhibit 99 to the Company’s Current Report on Form 8-K dated July 27, 2005.

12	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to 17 CFR 240, 24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.