Form 10-Q
period 2005-09-30
FORTUNE BRANDS INC
filed 2005-11-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $3.125 per share, at October 31, 2005 was 146,112,453.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$207.3	$85.1
Accounts receivable, net	1,114.0	787.8

Inventories
Bulk spirits and wine	895.0	268.1
Other raw materials, supplies and work in process	302.9	285.7
Finished products	467.5	361.8

	1,665.4	915.6
Other current assets	320.9	256.9
Current assets of discontinued operations	—	596.5

Total current assets	3,307.6	2,641.9

Property, plant and equipment, net	1,691.4	1,219.5

Goodwill resulting from business acquisitions	3,342.6	2,005.1

Other intangible assets resulting from business acquisitions, net	3,130.8	1,232.1

Investments in unconsolidated subsidiaries	1,375.2	75.0

Other assets	301.0	342.8

Non-current assets of discontinued operations	—	367.2

Total assets	$13,148.6	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$16.9	$23.0
Commercial paper	592.9	646.8
Current portion of long-term debt	0.2	0.4
Accounts payable	743.9	271.2
Accrued taxes	187.4	189.5
Accrued customer programs	152.9	151.0
Accrued salaries, wages and other compensation	159.6	148.4
Accrued expenses and other liabilities	396.7	288.9
Current liabilities of discontinued operations	—	316.8

Total current liabilities	2,250.5	2,036.0

Long-term debt	5,389.3	1,239.5
Deferred income	126.0	146.3
Deferred income taxes	950.6	397.9
Other liabilities	468.3	452.2
Long-term liabilities of discontinued operations	—	44.1

Total liabilities	9,184.7	4,316.0

Minority interest in consolidated subsidiaries	443.3	358.0

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	6.7	7.1
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	181.5	155.8
Accumulated other comprehensive (loss) income	(9.8)	6.4
Retained earnings	5,761.9	5,526.1
Treasury stock, at cost	(3,137.1)	(3,203.2)

Total stockholders’ equity	3,520.6	3,209.6

Total liabilities and stockholders’ equity	$13,148.6	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$5,102.2	$4,565.9

Cost of products sold	2,782.8	2,472.7
Excise taxes on spirits and wine	222.0	214.1
Advertising, selling, general and administrative expenses	1,213.8	1,081.7
Amortization of intangibles	25.0	27.0
Restructuring charges	—	9.4

Operating income	858.6	761.0

Interest expense	91.3	58.4
Other expense (income), net	87.3	(34.9)

Income from continuing operations before income taxes and minority interests	680.0	737.5

Income taxes	262.0	230.9
Minority interests	12.3	12.8

Income from continuing operations	405.7	493.8

Income from discontinued operations	39.5	40.5

Net income	$445.2	$534.3

Earnings per common share
Basic
Continuing operations	$2.79	$3.39
Discontinued operations	.27	.28

Net earnings	$3.06	$3.67

Diluted
Continuing operations	$2.70	$3.29
Discontinued operations	.26	.27

Net earnings	$2.96	$3.56

Dividends paid per common share	$1.02	$0.93

Average number of common shares outstanding
Basic	145.4	145.3

Diluted	150.4	150.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$1,801.6	$1,508.3

Cost of products sold	986.3	819.7
Excise taxes on spirits and wine	85.9	70.6
Advertising, selling, general and administrative expenses	426.3	352.7
Amortization of intangibles	8.6	8.2
Restructuring charges	—	7.8

Operating income	294.5	249.3

Interest expense	52.1	20.0
Other expense (income), net	73.5	(9.1)

Income from continuing operations before income taxes and minority interests	168.9	238.4

Income taxes	86.3	45.4
Minority interests	3.3	4.2

Income from continuing operations	79.3	188.8

Income from discontinued operations	12.9	38.0

Net income	$92.2	$226.8

Earnings per common share
Basic
Continuing operations	$0.54	$1.31
Discontinued operations	.09	.26

Net earnings	$0.63	$1.57

Diluted
Continuing operations	$0.52	$1.27
Discontinued operations	.09	.25

Net earnings	$0.61	$1.52

Dividends paid per common share	$0.36	$0.33

Average number of common shares outstanding
Basic	146.0	144.0

Diluted	151.1	148.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(In millions)

(Unaudited)

	2005	2004
Operating activities
Net income	$445.2	$534.3
Restructuring charges	—	6.9
Depreciation and amortization	169.1	167.9
Deferred income taxes	(9.4)	8.2
Currency hedge expense classified in investing activities	120.9	—
Increase in accounts receivable	(7.2)	(67.7)
Increase in inventories	(17.6)	(88.5)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(98.5)	9.2
Increase in accrued taxes	20.4	21.6
Tax benefit on exercise of stock options	23.1	19.4
Other operating activities, net	(41.9)	(11.5)

Net cash provided from operating activities	604.1	599.8

Investing activities
Additions to property, plant and equipment	(157.0)	(148.6)
Proceeds from the disposition of property, plant and equipment	6.7	20.2
Acquisitions, net of cash acquired	(4,911.8)	(29.7)
Currency hedge expense related to spirits and wine acquisition purchase price	(120.9)	—
Dividend from the spin-off of ACCO World Corporation	613.3	—
Other investing activities, net	(5.3)	—

Net cash used by investing activities	(4,575.0)	(158.1)

Financing activities
Increase in short-term debt and commercial paper, net	4,093.2	13.2
Dividends paid to stockholders	(148.8)	(135.8)
Repayment of long-term debt	(0.3)	(3.3)
Cash purchases of common stock for treasury	—	(262.9)
Proceeds received from exercise of stock options	65.9	37.4
Other financing activities, net	(8.5)	(9.1)

Net cash provided (used) by financing activities	4,001.5	(360.5)

Effect of foreign exchange rate changes on cash	11.8	9.3

Net increase in cash and cash equivalents	$42.4	$90.5

Cash and cash equivalents at beginning of period (including discontinued operations)	$164.9	$104.6

Continuing operations	85.1	44.1
Discontinued operations	79.8	60.5

Cash and cash equivalents at end of period (including discontinued operations)	$207.3	$195.1

Continuing operations	207.3	128.7
Discontinued operations	—	66.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,925.8	$(2,968.1)	$2,719.5

Comprehensive income
Net income	—	—	—	—	534.3	—	534.3
Changes during the period	—	—	—	10.2	—	—	10.2

Total comprehensive income	—	—	—	10.2	534.3	—	544.5

Dividends ($1.26 per Common share and $2.0025 per Preferred share)	—	—	—	—	(183.4)	—	(183.4)

Purchases (3.5 shares)	—	—	—	—	—	(258.6)	(258.6)
Tax benefit on exercise of stock options	—	—	19.4	—	—	—	19.4

Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.2 shares)	(0.3)	—	(4.0)	—	—	44.5	40.2

Balance at September 30, 2004	$7.2	$717.4	$142.1	$(79.6)	$5,276.7	$(3,182.2)	$2,881.6

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,526.1	$(3,203.2)	$3,209.6

Comprehensive income
Net income	—	—	—	—	445.2	—	445.2
Changes during the period	—	—	—	(16.1)	—	—	(16.1)

Total comprehensive income	—	—	—	(16.1)	445.2	—	429.1

Dividends ($1.02 per Common share and $2.0025 per Preferred share)	—	—	—	—	(201.7)	—	(201.7)
Tax benefit on exercise of stock options	—	—	23.1	—	—	—	23.1

Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.7 shares)	(0.4)	—	2.6	—	—	66.1	68.3
Spin-off of ACCO World Corporation	—	—	—	—	(7.8)	—	(7.8)

Balance at September 30, 2005	$6.7	$717.4	$181.5	$(9.7)	$5,761.8	$(3,137.1)	$3,520.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of September 30, 2005, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2005 and 2004. In addition, we consolidate variable interest entities (VIEs) where we are deemed to be the primary beneficiary. Refer to Note 5, “Acquisitions” for a discussion of VIEs. Interim results may not be indicative of results for a full year.

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

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were reclassified and separately stated in the accompanying consolidated statements of income for the nine and three months ended September 30, 2005 and 2004. The assets and liabilities of this discontinued operation were reclassified in the accompanying consolidated balance sheet as of December 31, 2004. The cash flows from discontinued operations for the nine months ending September 30, 2005 and 2004 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was restated to exclude discontinued operations.

2.	Stock-Based Compensation

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans as of September 30, 2005. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Continued)

Stock options have exercise prices equal to the fair value of a share of our common stock on the date of grant. Options generally may not be exercised prior to one year after the date of grant. Options issued prior to September 2005 generally expire ten years after the date of grant; options issued beginning in September 2005 expire seven years after the date of grant. Options issued since November 1998 generally vest one-third each year over a three-year period beginning on the first anniversary of the date of grant. Performance awards are currently amortized into expense over the three-year vesting period, and are paid in stock or cash.

We elected to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” for the stock option portion of stock-based compensation and to disclose pro forma net income and earnings per share required under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” If compensation cost for the stock-based compensation were determined based on the fair value of a share of our common stock on the date of grant as determined for awards, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense on a straight-line basis over the vesting period, on a pro forma basis, net income and earnings per share would have been as follows for the nine and three months ended September 30, 2005 and 2004:

Nine Months Ended September 30,

(In millions, except per share amounts)

	2005	2004
Net income – as reported	$445.2	$534.3

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	8.8	8.8

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(26.0)	(27.9)

Pro forma net income	$428.0	$515.2

Earnings per Common share
Basic – as reported	$3.06	$3.67
Basic – pro forma	$2.94	$3.54

Diluted – as reported	$2.96	$3.56
Diluted – pro forma	$2.86	$3.43

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Stock-Based Compensation (Continued)

Three Months Ended September 30,

(In millions, except per share amounts)

	2005	2004
Net income – as reported	$92.2	$226.8

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	1.7	2.5

Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(3.7)	(9.0)

Pro forma net income	$90.2	$220.3

Earnings per Common share
Basic – as reported	$0.63	$1.57
Basic – pro forma	$0.62	$1.53

Diluted – as reported	$0.61	$1.52
Diluted – pro forma	$0.60	$1.48

We apply the “nominal vesting period approach” under APB 25, recognizing pro forma compensation cost over the three-year vesting period, including for awards held by individuals who are eligible for the retirement provisions under the applicable plan. When we adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, we will change the approach to recognize expense for retirement eligible employees over a twelve-month period (since retiree options vest in their entirety if held at least one year before retirement) or the period until retirement, if longer. The impact of the change on pro forma net income and diluted earnings per share for the nine and three months ended September 30, 2005 and 2004 was not material.

As a result of the spin-off of the Office segment (see Note 4, “Divestitures”), the Company adjusted the number of shares granted for stock options and the option exercise prices to preserve the economic value of the options that existed at the time of the spin-off. The adjustment was based on the Fortune Brands stock price at the close of the stock market immediately before the spin-off and the opening stock price on the day after the spin-off.

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

Inventory Costs

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. We are evaluating the impact of FAS 151 on our results and financial position.

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (FAS 154) “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Under FAS 154, entities will be required to report a change in accounting principle through retrospective application to all prior periods, unless impracticable to do so. Errors in the financial statement of a prior period shall be reported as a prior period adjustment by restating the prior period financial statements. FAS 154 is effective for the Company in 2006. The adoption of FAS 154 will not have a material impact on the Company’s results of operations and financial position.

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires share-based compensation expense, measured as the fair value of a share of our common stock on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We are assessing which transition method, as defined in FAS 123R, we will adopt. FAS 123R is effective January 1, 2006. We are evaluating the impact of FAS 123R on our results and financial position.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” which is effective December 31, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is an asset retirement activity which is unconditional even though there is uncertainty about the timing or method of settlement. We are evaluating the impact of FIN 47 on our results and financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Discontinued Operations

On August 16, 2005, the Company completed the spin-off of the Office business segment, ACCO World Corporation (“ACCO”), to the Company’s shareholders, and ACCO merged with General Binding Corporation (“GBC”) creating ACCO Brands Corporation, a leading supplier of branded office products. In addition to retaining current shareholdings in Fortune Brands, each Fortune Brands shareholder received one share of ACCO Brands Corporation for each 4.255 shares of Fortune Brands stock held. Immediately after completion of the spin-off and merger, Fortune Brands shareholders, together with ACCO’s minority shareholder prior to the transaction, owned 66% of ACCO Brands Corporation and GBC shareholders owned 34%. Fortune Brands did not record a gain or loss on the transaction as a result of the spin-off. As a part of the spin-off, ACCO paid a cash dividend of $625 million, of which Fortune Brands received $613.3 million and the minority shareholder received $11.7 million. For information on the net sales and assets for the Office business, refer to Note 18, “Information on Business Segments,” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2004.

The statements of income and condensed consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of the spin-off of ACCO World Corporation, our Office business segment, as a discontinued operation. The results of discontinued operations include expenses which were paid by Fortune Brands on behalf of ACCO World Corporation based on actual direct costs incurred, as well as interest expense associated with the outstanding debt of Fortune Brands that was allocated to ACCO World Corporation. The allocation of debt was based on the average net assets of ACCO World Corporation as a percent of the average net assets plus average consolidated debt not attributable to other operations of Fortune Brands.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Discontinued Operations (Continued)

The following table summarizes the results of the discontinued operations for the nine and three months ended September 30, 2005 and 2004.

(in millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net sales	$763.8	$843.5	$201.4	$303.8

Income from discontinued operations before income taxes	$65.8	$43.4	$21.6	$34.3
Income taxes	26.3	2.9	8.7	(3.7)

Income from discontinued operations, net of income taxes	$39.5	$40.5	$12.9	$38.0

The lower effective tax rate for the nine and three months ended September 30, 2004 resulted primarily from a 2004 tax benefit recognized due to the reversal of a deferred tax valuation allowance of approximately $7 million. The deferred tax valuation allowance related to the Office business’s non-U.S. operations in connection with a change in expectations about the utilization of certain net operating loss carryforwards.

The following table summarizes the major classes of assets and liabilities of ACCO World Corporation, which are now reflected as a discontinued operation on the consolidated balance sheet at December 31, 2004:

(in millions)	December 31, 2004
Cash	$79.8
Accounts receivable, net	320.1
Inventories	172.5
Other current assets	24.1

Total current assets	596.5
Property, plant and equipment, net	158.6
Identifiable intangibles, net	117.0
Other assets	91.6

Total assets	$963.7

Accounts payable	$120.6
Other current liabilities	196.2

Total current liabilities	316.8
Other liabilities (including minority interests)	44.1

Total liabilities	$360.9

There were no assets or liabilities of discontinued operations as of September 30, 2005.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions

On July 26, 2005 the Company closed on the transaction for the purchase of more than 20 spirits and wine brands and distribution assets (the “acquired businesses”) from Pernod Ricard S.A. (“Pernod Ricard”). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands and distribution networks in the U.K., Germany and Spain. The complementary brands we are acquiring are expected to significantly enhance our high-margin spirits and wine business and strengthen our distribution in key international markets. The sales of all of these brands in 2004 were approximately $1.2 billion, which will more than double our Spirits and Wine business sales.

On July 26, 2005 the Company received tracker shares issued by Goal Acquisitions Limited (“Goal”), the Pernod Ricard subsidiary formed to acquire Allied Domecq PLC (“Allied Domecq”). The tracker shares give the Company certain economic rights with respect to the acquired businesses prior to the actual legal transfer to the Company. Pending legal transfer of all of acquired businesses, the Company will continue to hold tracker shares. The Company also will continue to have certain rights to manage operations of the acquired businesses that have not been legally transferred to the Company. At the time any particular acquired business is actually transferred to the Company, the number of Goal tracker shares held by the Company will be reduced in proportion to the value ascribed to the acquired business transferred, using a methodology prescribed by the Company’s agreement with Pernod Ricard. The acquired businesses have been or will be legally transferred to one or more subsidiaries of Fortune Brands over a six month period that began on July 26, 2005.

The cost of the spirits and wine acquisition, approximately £2.7 billion ($4.9 billion), is subject to change based on purchase price adjustments in accordance with the purchase agreement. The final purchase price is based on specified multiples of historic profit (for the fiscal year ended August 31, 2004) of the brands being purchased, as well as working capital levels as of July 26, 2005 and other adjusters. The Company’s agreement with Pernod Ricard provides for an assessment by Pernod Ricard of historic profitability of the brands the Company is purchasing, with a subsequent review by the Company of the historic profits, and a binding determination by a third party if the Company and Pernod Ricard cannot agree. This process is underway. In event of an increase or decrease in the historic profit of the acquired brands, there would be an increase or decrease in the purchase price of the acquired brands. The adjustment in purchase price could be material.

In a related but separate transaction, the Company acquired the Larios brands (primarily gin) and related assets from an affiliate of a Pernod Ricard subsidiary on September 8, 2005. The cost of the Larios acquisition was an additional $0.1 billion.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

Until assets are legally transferred, reporting will be in accordance with Financial Accounting Standards Board Interpretation No. 46(R) (FIN 46R), “Consolidation of Variable Interest Entities.” Since many of the Allied Domecq assets to be acquired by Fortune Brands are commingled in entities that own assets also acquired by Pernod Ricard, in accordance with FIN 46R, our interest in the Goal subsidiaries is deemed to be a variable interest in those entities only if the fair value of the specified assets is more than half of the total fair value of the entity’s assets. Those variable interest entities for which we are the primary beneficiary, bearing the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns, were consolidated and accounted for in accordance with FIN 46R and Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.” We will recognize minority interest for any Pernod Ricard assets at fair value. Once the Pernod Ricard assets are legally transferred, we will cease recognizing the minority interest.

If the fair value of the acquired assets of Fortune Brands was less than 50% of the fair value of the entity and we were not the primary beneficiary, we accounted for the investment using the cost method. In addition, since the tracker shares give the Company ownership rights for the income/losses generated by the Fortune Brands assets from the date of acquisition through the legal transfer of assets, income in the amount of $8.6 million was recorded for these unconsolidated subsidiaries for the period July 26, 2005 through September 30, 2005. Once the Fortune Brands assets are legally transferred, the cost investments will be replaced by the actual Fortune assets acquired on a fair value basis as of the date of acquisition in accordance with FAS 141. As of September 30, 2005, the Fortune Brands assets accounted for under the cost method were $1.3 billion and were included in Investments in unconsolidated subsidiaries on the condensed consolidated balance sheet as of September 30, 2005. These investments include assets for which the Company paid approximately $1.3 billion out of the total purchase price of approximately $5.0 billion.

We will reassess our interest in each of the entities at the end of each reporting period until the legal transfer of assets to Fortune Brands is completed.

The spirits and wine acquisition was initially financed with borrowings under bank credit agreements and subsequently financed in the commercial paper market. On April 20, 2005 Fortune Brands executed a credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. See Note 11, “Credit Facilities” and Note 12, “Long-Term Debt” to the condensed consolidated financial statements for additional information on the financing of the spirits and wine acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

Allocation of the total purchase price has not yet been finalized, as the legal transfer of all assets has not been completed and third-party valuations of the acquired brands and assets are not complete. We expect to finalize the purchase price allocation in 2006. As of September 30, 2005, $1,332.6 million of goodwill, which is not tax deductible, was recorded for the acquired Fortune Brands assets that have been consolidated. Based on the most recent estimate, identifiable intangibles as of the dates of acquisitions are as follows:

	Weighted Average Amortization Period	Fair Value
Finite-lived intangible assets:
Tradenames	29.8 years	$51.3
Customer Relationships	2 years	0.7

Total finite-lived intangible assets		$52.0

Indefinite-lived intangible assets:
Tradenames		$1,882.4
Goodwill		1,317.4

Total indefinite-lived intangible assets		$3,199.8

The following table summarizes the current estimated fair value of the spirits and wine assets acquired and liabilities assumed as of the dates of the acquisitions for those entities that were consolidated as of September 30, 2005:

(in millions)
Accounts receivable	$299.2
Inventories	662.6
Property, plant and equipment	435.9
Goodwill	1,317.4
Tradenames and other identifiable intangibles	1,934.4

Total assets	4,649.5

Other current liabilities and accruals	439.3
Deferred income taxes	555.0
Other liabilities	17.8

Total liabilities	1,012.1

Net assets acquired / Net consideration	$3,637.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

In accordance with FAS 141 disclosure requirements, the unaudited pro forma results below for the nine and three months ended September 30, 2005 and 2004 are presented as if the spirits and wine acquisition and legal transfer of assets occurred on January 1, 2004. This information is based on historical results of operations and is adjusted for the impact of acquisition costs.

Results include pre-acquisition one-time and unusual charges, such as adjustments to compensation expense for changes in the fair value of Allied Domecq stock, as well as allocations of selling and marketing and general and administrative expenses that are not representative of expenses on an ongoing basis. In addition, as a result of FIN 46R accounting for the acquired businesses from July 26, 2005 through September 30, 2005, the results of operations are not representative of results had the acquired businesses been legally transferred to Fortune Brands. Also, the 2005 results for Fortune Brands lack income for the Office segment subsequent to the date of the spin-off in the third quarter of 2005 and include acquisition-related charges such hedge accounting expenses and integration costs.

Given the significant factors and adjustments impacting the pro forma disclosure, the results presented below should not be deemed to be representative of either historical results or future results had the acquired businesses been actually transferred to Fortune Brands as of January 1, 2004.

	(unaudited)
(in millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net sales	$5,973.2	$5,609.3	$1,995.1	$1,886.4
Net income	426.3	541.5	75.0	232.2
Earnings per share
Basic	$2.93	$3.72	$0.51	$1.61
Diluted	2.83	3.60	0.50	1.56

The transfer to Fortune Brands of certain of the acquired spirits and wine assets may be accomplished through stock sales, mergers, or asset sales, which could result in the assumption by or transfer to Fortune Brands of liability for certain litigation and other contingent liabilities and contingent indemnity rights. Such assumption or transfer might ultimately require establishment of additional reserves. While diligence to date on these assets has not identified any such liabilities, no assurance can be given as to the final results of our diligence.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

In May 2005, the Home and Hardware business acquired Southern Millwork Corporation, a U.S. pre-hanger of entry doors. The acquisition did not have a material impact on our consolidated financial statements.

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

We had net goodwill of approximately $3.3 billion as of September 30, 2005. The increase in goodwill of $1.3 billion during the nine months ended September 30, 2005 primarily related to goodwill for the acquired Fortune Brands assets that have been consolidated in accordance with FIN 46(R) as a result of the spirits and wine acquired businesses. See Note 5, “Acquisitions.”

The change in the net carrying amount of goodwill by segment is as follows:

(In millions)	Balance at December 31, 2004	Acquisitions	Translation Adjustments	Balance at September 30, 2005
Home and Hardware	$1,726.3	$4.8	$1.5	$1,732.6
Spirits and Wine	265.6	1,317.4	15.2	1,598.2
Golf	13.2	—	(1.4)	11.8

	$2,005.1	$1,322.2	$15.3	$3,342.6

We also had indefinite-lived intangibles, principally tradenames, of $2.6 billion and $787.1 million as of September 30, 2005 and December 31, 2004, respectively. The increase of $1.8 billion was due to the spirits and wine acquired businesses, partly offset by the impact of the spin-off of the Office segment.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets (Continued)

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful lives, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $744.1 million and $173.5 million, respectively, as of September 30, 2005, compared to $728.2 million and $166.2 million, respectively, as of December 31, 2004. The increase was primarily a result of the spirits and wine acquisition, partly offset by the impact of the spin-off of the Office segment.

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2005 and December 31, 2004 are as follows:

(In millions)	As of September 30, 2005				As of December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$2,634.4	$(74.2	)(1)	$2,560.2	$905.8	$(118.7	)(1)	$787.1

Amortizable intangible assets
Tradenames	395.2	(116.7)		278.5	379.8	(127.2)		252.6
Customer and contractual relationships	258.2	(42.9)		215.3	257.7	(29.0)		228.7
Patents/proprietary technology	75.4	(9.6)		65.8	75.4	(5.9)		69.5
Licenses and other	15.3	(4.3)		11.0	15.3	(4.1)		11.2

Total	744.1	(173.5)		570.6	728.2	(166.2)		562.0

Total identifiable intangibles	$3,378.5	$(247.7)		$3,130.8	$1,634.0	$(284.9)		$1,349.1

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $25.0 million and $27.1 million for the nine months ended September 30, 2005 and 2004, respectively. Intangible amortization was $8.6 million and $8.2 million for the three months ended September 30, 2005 and 2004, respectively. The decrease for the nine months ended September 30, 2005 was primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition. Intangible amortization related to the spirits and wine acquired businesses was $0.4 million for the three and nine months ended September 30, 2005.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income Taxes

In the second quarter of 2005, we received a substantial portion of the expected $56 million tax refund related to the conclusion in the fourth quarter of 2004 of the Internal Revenue Service’s review of our 1997-2001 tax returns. We expect to receive the remaining $6 million in the first quarter of 2006.

In addition, in the three and nine months ended September 30, 2005, we recorded currency hedge accounting expense related to the spirits and wine acquisition purchase price in the amounts of $82.7 million and $87.9 million, respectively. In accordance with hedge tax accounting rules, these losses were not tax deductible, but were included in the tax basis of the investment. Because this non-cash expense was not tax deductible, our effective tax rate for the three and nine months ended September 30, 2005 increased. See Note 13, “Financial Instruments,” for additional information on currency hedges.

In the second quarter of 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various state tax audits.

In the third quarter of 2004, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $45.5 million related to continuing operations.

8.	Information on Business Segments

In the third quarter, the Company completed the spin-off of the Office segment. Historical information on business segments was restated to exclude this discontinued operation. Refer to Note 18, “Information on Business Segments,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information on the net sales, operating income and assets of the Office segment. In addition, the net sales and operating income for the Spirits and Wine segment for the nine and three months ended September 30, 2005 include the spirits and wine acquired businesses. Segment assets related to this acquisition as of September 30, 2005 were $2.6 billion. See Note 5, “Acquisitions” for additional information on the spirits and wine acquired businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments (Continued)

Net sales and operating income for the nine months ended September 30, 2005 and 2004 by segment are as follows:

	Nine Months Ended September 30,
(In millions)	2005	2004	% Change vs. Prior Year
Net Sales
Home and Hardware	$3,025.0	$2,733.7	10.7%
Spirits and Wine	1,013.0	815.8	24.2
Golf	1,064.2	1,016.4	4.7

Net Sales	$5,102.2	$4,565.9	11.7%

Operating Income
Home and Hardware	$485.5	$436.6	11.2%
Spirits and Wine	243.0	217.3	11.8
Golf	177.9	151.7	17.3

Less:
Corporate expenses	47.8	44.6	7.2

Operating Income	$858.6	$761.0	12.8%

Net sales and operating income for the three months ended September 30, 2005 and 2004 by segment are as follows:

	Three Months Ended September 30,
(In millions)	2005	2004	% Change vs. Prior Year
Net Sales
Home and Hardware	$1,073.6	$959.4	11.9%
Spirits and Wine	449.6	279.3	61.0
Golf	278.4	269.6	3.3

Net Sales	$1,801.6	$1,508.3	19.4%

Operating Income
Home and Hardware	$181.7	$161.7	12.4%
Spirits and Wine	95.8	74.6	28.4
Golf	28.6	27.0	5.9

Less:

Corporate expenses	11.6	14.0	(17.1)

Operating Income	$294.5	$249.3	18.1%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

(In millions, except for per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Income from continuing operations	$405.7	$493.8	$79.3	$188.8
Income from discontinued operations	39.5	40.5	12.9	38.0

Net income	445.2	534.3	92.2	226.8
Less: Preferred stock dividends	0.5	0.4	0.1	0.1

Income available to common stockholders - basic	444.7	533.9	92.1	226.7
Convertible Preferred stock dividends	0.5	0.4	0.1	0.1

Income available to common stockholders – diluted	$445.2	$534.3	$92.2	$226.8

Weighted average number of common shares outstanding – basic	145.4	145.3	146.0	144.0
Conversion of Convertible Preferred stock	1.5	1.5	1.4	1.4
Exercise of stock options	3.5	3.5	3.7	3.4

Weighted average number of common shares outstanding – diluted	150.4	150.3	151.1	148.8

Earnings per common share
Basic
Continuing operations	$2.79	$3.39	$0.54	$1.31
Discontinued operations	0.27	0.28	0.09	0.26

Net earnings per basic share	$3.06	$3.67	$0.63	$1.57
Diluted
Continuing operations	$2.70	$3.29	$0.52	$1.27
Discontinued operations	0.26	0.27	0.09	0.25

Net earnings per diluted share	$2.96	$3.56	$0.61	$1.52

For the nine and three months ended September 30, 2005 and 2004, there were no stock options excluded from the calculation of weighted average shares for diluted EPS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$29.9	$24.8	$2.6	$2.5
Interest cost	49.1	43.9	7.5	7.5
Expected return on plan assets	(61.3)	(53.8)	—	—
Amortization of prior service cost	2.9	2.5	(0.1)	0.1
Amortization of net loss	12.0	8.7	0.7	0.5
Settlement loss	—	2.2	—	—

Net periodic benefit cost	$32.6	$28.3	$10.7	$10.6

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$11.2	$8.5	$0.8	$0.8
Interest cost	18.1	15.1	2.4	2.2
Expected return on plan assets	(22.3)	(18.4)	—	—
Amortization of prior service cost	1.1	0.8	—	0.1
Amortization of net loss	4.3	3.2	—	—
Settlement loss	—	2.2	—	—

Net periodic benefit cost	$12.4	$11.4	$3.2	$3.1

The increase in expense for the nine and three months ended September 30, 2005 compared to the nine and three months ended September 30, 2004 was primarily due to a decrease in the discount rate used to measure the liability from 6.1% in 2004 to 5.9% in 2005. Pension and postretirement expenses for the Office segment, which was discontinued on August 16, 2005, are included through the date of spin-off. Pension and postretirement expenses for the spirits and wine acquired business in the third quarter of 2005, are included from the date of acquisition.

In the nine months ended September 30, 2005, we contributed approximately $50 million to our pension plans.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Credit Facilities

On July 26, 2005 we amended our existing $6.0 billion bridge credit agreement converting to a $5.0 billion, 9-month revolving credit agreement with an option to extend the term for an additional 9 months for an incremental fee of 0.25% of the outstanding amount. The interest rate is set at the time of each borrowing. The facility fee of 0.10% per annum is subject to increases up to a maximum fee of 0.175% per annum in the event the Company’s long-term debt rating falls below specified levels. Borrowings under the agreement are made for general corporate purposes including support for the Company’s commercial paper borrowings in the commercial paper market. We expect to refinance a portion of the commercial paper borrowings by issuing new long-term debt. See Note 12, “Long-Term Debt,” below.

On October 6, 2005 we entered into two new revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement to mature in 2010 and a $500 million, 364-day revolving credit agreement to mature in 2006 which includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount. These new facilities replaced the Company’s previously existing $1.0 billion revolving credit agreement of which there were no amounts outstanding. The interest rate is set at the time of each borrowing. Facility fees of 0.11% per annum on the 5-year agreement and 0.09% per annum on the 364-day agreement are subject to increases up to maximum fees of 0.20% and 0.175% per annum on the 5-year agreement and 364-day agreement, respectively, in the event our long-term debt rating falls below specified levels. Borrowings under the agreements are made for general corporate purposes including support for the Company’s commercial paper borrowings in the commercial paper market.

Subsequent to executing the two new revolving credit agreements, we reduced the bridge credit agreement to $3.0 billion. We anticipate that the remaining portion of the bridge credit agreement will be cancelled upon issuance of new long-term debt (see Note 12, “Long-Term Debt,” below).

12.	Long-Term Debt

We expect to refinance a portion of our commercial paper borrowings by issuing new debt. The new debt may be publicly or privately issued, and it is not possible to predict the specific terms that will be available to the Company. The Company expects the majority of the new debt to have a term of at least three years and expects the interest rate on the new debt to exceed the interest rate under the bridge credit agreement.

Based on the long-term credit facilities which support our commercial paper borrowings, we have classified $4.0 billion of these borrowings as long-term on the condensed consolidated balance sheet as of September 30, 2005. This amount represents the commercial paper and anticipated new long-term debt balance that the Company believes will remain outstanding for the next twelve months.

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

The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that the losses, if any, would be immaterial. The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At September 30, 2005 and December 31, 2004, the fair value of all outstanding contracts and the carrying value of the contracts were essentially the same.

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At September 30, 2005, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due in 2006 which allow the agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

In the second quarter, we entered into call options and forward contracts denominated in British pounds in order to mitigate the currency exposure related to the spirits and wine acquisition, which closed on July 26, 2005. In addition, we entered into treasury rate locks related to the anticipated issuance of debt associated with this acquisition. These hedges are described in more detail below.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments (Continued)

In the second quarter of 2005, the Company entered into treasury rate locks with a notional value of $1.25 billion in order to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of debt associated with the spirits and wine acquisition. We are accounting for these hedges as cash flow hedges, as the treasury rate locks hedge against the variability of interest payments on future issuance of debt. As of September 30, 2005, we had deferred gains of $13.0 million ($8.4 million net of deferred taxes) as a result of an increase in long-term treasury rates. The gain or loss on the swaps is deferred into accumulated other comprehensive income and will be amortized into earnings as an adjustment to interest expense corresponding with the recognition of interest expense related to forecasted debt.

Upon announcement of the spirits and wine acquisition on April 21, 2005, we began to hedge foreign currency exposures associated with the acquisition cost. As a result of our hedging program and the benefit of lower foreign currency rates, our purchase price on the acquisition declined by approximately $335 million, net of the cost of our hedging program, compared to the amount disclosed in the press release issued by the Company on April 21, 2005. As of the closing on July 26, 2005, we fully hedged all British pound foreign currency exposures with respect to the acquisition cost paid at the closing.

The acquisition hedges consisted of call options and forward contracts denominated in British pounds entered into to mitigate the currency exposure related to the spirits and wine acquisition. Between July 1, 2005 and July 6, 2005, the call options were terminated. The forward contracts were settled on July 26, 2005 when we closed on the transaction for the spirits and wine acquisition. In the nine months ended September 30, 2005, we recorded total pre-tax net acquisition hedge expense of $120.9 million ($109.0 million after tax) in Other income (expense), net on the condensed consolidated statement of income. This included hedge program costs on the call options in the pre-tax amount of $33.0 million ($21.1 million after tax) and hedge accounting expense on the forward contracts as a result of mark-to-market accounting on the day the acquisition closed, in the amount of $87.9 million (before and after tax). In the three months ended September 30, 2005, we recorded hedge program costs on the call options in the pre-tax amount of $4.7 million ($3.0 million after tax) and hedge accounting expense on the forward contracts of $82.7 million (before and after tax). The hedge accounting expense on the forward contracts, which was not tax deductible, was offset by a corresponding reduction in our book-basis investment in the acquisition on the condensed consolidated balance sheet.

On November 7 and 8, 2005, we entered into forward starting swap agreements with a total notional amount of €300.0 million. We will account for these forward starting swaps as cash flow hedges, as the swaps hedge against the variability of interest payments on the future issuance of fixed-rate debt attributable to changes in interest rates. The gain or loss on the swaps will be deferred into accumulated other comprehensive income and will be amortized into earnings as an adjustment to interest expense corresponding with the recognition of interest expense related to forecasted debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Guarantees and Commitments

As of September 30, 2005, we had third-party guarantees totaling approximately $75 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In 2003, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.5 million existed as of September 30, 2005 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of September 30, 2005, we recorded a liability of $2.2 million. Refer to Note 4, “Discontinued Operations,” for additional information on the spin-off of the Office business.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the nine and three months ended September 30, 2005 and 2004:

(In millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Balance at the beginning of the period	$(16.1)	$(12.9)	$(16.6)	$(14.6)
Provision for warranties issued	(24.6)	(26.1)	(8.1)	(10.4)
Settlements made (in cash or in kind)	25.6	22.4	9.6	8.4
Acquisition	(0.6)	—	(0.6)	—
Discontinued operation	2.1	—	2.1	—

Balance at the end of the period	$(13.6)	$(16.6)	$(13.6)	$(16.6)

The acquisition relates to the Home and Hardware acquisition of Southern Millwork Corporation and the discontinued operation refers to the spin-off of ACCO World Corporation. See Note 4, “Discontinued Operations” and Note 5, “Acquisitions.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Restructuring-Related Charges

In the nine and three months ended September 30, 2005, we recorded pre-tax acquisition-related integration costs of $7.6 million associated with the spirits and wine acquired businesses.

Pre-tax restructuring and restructuring-related charges for the nine and three months ended September 30, 2004 were:

(In millions)	Nine Months Ended September 30, 2004
	Restructuring Charges	Restructuring-Related Cost of Sales Charges	Total
Home and Hardware	$8.8	$3.1	$11.9
Golf	0.6	4.9	5.5

	$9.4	$8.0	$17.4

(In millions)	Three Months Ended September 30, 2004
	Restructuring Charges	Restructuring-Related Cost of Sales Charges	Total
Home and Hardware	$7.8	$1.6	$9.4
Golf	—	0.6	0.6

	$7.8	$2.2	$10.0

Home and Hardware charges in 2004 related to workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities.

Golf restructuring-related charges related to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

Reconciliation of Restructuring Liability

The restructuring liability as of September 30, 2005 and December 31, 2004 was not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred losses on treasury rate locks related to the spirits and wine acquisition and net minimum pension liability adjustments. Included in the foreign currency adjustments balance at September 30, 2005 was deferred gains of $1.1 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income was $429.1 million and $544.5 million for the nine months ended September 30, 2005 and 2004, respectively. Total comprehensive income was $108.7 million and $234.8 million for the three months ended September 30, 2005 and 2004, respectively.

18.	Pending Litigation

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (B&W), at the time a wholly-owned subsidiary of B.A.T. Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement (the Indemnification Agreement), to indemnify Fortune Brands, Inc. against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Pending Litigation (Continued)

Tobacco Litigation and Indemnification (Continued)

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

Other Litigation

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, is currently a defendant in approximately 35 cases claiming personal injury from asbestos, and has been dismissed as a defendant in approximately 230 other cases. In addition, agreed dismissal orders are pending with the court in an additional 10 cases. We do not anticipate that the court will object to the entry of these pending orders as both parties have agreed to the terms of the orders. All of these suits name multiple defendants. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe we have meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18.	Pending Litigation (Continued)

Other Litigation (Continued)

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

19.	Environmental

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine and golf products. We enhance shareholder value by building our leading consumer brands to generate sales, earn profits and create cash flow. We do this by developing new products and marketing campaigns, and expanding customer relationships. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our overall first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. In the near term, as a result of the purchase of more than 20 spirits and wine brands and distribution assets (the “spirits and wine acquired businesses”) from Pernod Ricard S.A. (“Pernod Ricard”), one of our priorities for the use of cash flow will be to pay down acquisition-related debt. Finally, we enhance shareholder value through other initiatives such as using our financial resources to pay dividends and repurchase shares.

On August 16, 2005, we completed the spin-off of the Office business, ACCO World Corporation, to our shareholders. See Note 4, “Discontinued Operations,” to our condensed consolidated financial statements. As a result of the spin-off of the Office business, the operating results of the Office business prior to the spin-off are presented as discontinued operations. See Note 1, “Basis of Presentation and Principles of Consolidation,” and Note 4, “Discontinued Operations,” to the condensed consolidated financial statements.

On July 26, 2005, Fortune Brands completed the transaction for the spirits and wine acquisition for approximately $5 billion. The complementary brands we are acquiring are expected to significantly enhance our high-margin spirits and wine business and strengthen our distribution in key international markets. For information on the structure of the transaction, brands and assets purchased, financing and accounting, see Note 5, “Acquisitions,” to the condensed consolidated financial statements.

As a result of the spirits and wine acquisition, we have increased our commercial paper borrowings and expect to issue long-term debt to replace a portion of the commercial paper borrowings. See “- Liquidity and Capital Resources - Capitalization” below.

As a result of recent restructuring initiatives, the spin-off of the Office business and the spirits and wine acquisition, Fortune Brands is a more sharply-focused, high performance consumer brands company, well positioned to create additional value for our shareholders.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “- Forward-Looking Statements” below.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year
Home and Hardware	$3,025.0	$2,733.7	10.7%
Spirits and Wine	1,013.0	815.8	24.2
Golf	1,064.2	1,016.4	4.7

Net Sales	$5,102.2	$4,565.9	11.7%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$485.5	$436.6	11.2%
Spirits and Wine	243.0	217.3	11.8
Golf	177.9	151.7	17.3
Less:
Corporate expenses	47.8	44.6	7.2

Operating Income	$858.6	$761.0	12.8%

Fortune Brands achieved a 12% increase in net sales and 13% in operating income, however net income was down 17%.

The sales increase was driven by:

•	growth in the Home and Hardware, Spirits & Wine and Golf businesses,

•	successful new products and line extensions and expanded customer relationships,

•	the impact of the spirits and wine acquired businesses,

•	price increases, primarily those implemented last year to help offset energy and raw material cost increases and

•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume and

•	lower restructuring and restructuring-related charges.

However, these were more than offset by:

•	currency hedge accounting expense related to the spirits and wine acquisition purchase price and

•	lower tax credits this year.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $536.3 million, or 12%, to $5.1 billion. Sales benefited from:

•	newly introduced products and line extensions across all businesses ($427 million in total),

•	the net impact ($180 million in aggregate) of acquisitions (primarily the spirits and wine acquisition - $163 million) and minor dispositions,

•	price increases ($60 million) to help offset energy and raw material cost increases,

•	expanded customer relationships, particularly in the cabinet and entry door businesses and

•	favorable foreign exchange ($42 million).

The increase in net sales was partly offset by lower sales ($194 million) of certain products being discontinued in the Golf business, as well as in sales of Home & Hardware tool storage products.

Cost of products sold

Cost of products sold increased $310.1 million, or 13%, on the impact of the spirits and wine acquired businesses ($82.4 million), higher net sales and increased year-over-year costs for energy and raw material costs (in the range of $50 to $60 million), which were largely offset by price increases.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales by approximately 30 basis points due to higher international sales (including the spirits and wine acquired businesses which has a higher concentration of sales in international markets). In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $132.1 million, or 12%, primarily as a result of the spirits and wine acquisition ($41.5 million). In addition, increases were due to higher sales, increased advertising for new product introductions and higher brand investment expenses in Home & Hardware and Spirits & Wine, including for the new Starbucks Coffee Liqueur, as well as due to restructuring-related integration costs associated with the spirits and wine acquisition ($7.6 million).

Amortization of intangibles

Amortization of intangibles decreased $2.0 million to $25.0 million primarily due a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition, partly offset by amortization of finite-lived intangible assets associated with the spirits and wine acquired businesses ($0.4 million).

Restructuring charges

For the nine months ended September 30, 2005, we did not record any restructuring charges. For the nine months ended September 30, 2004, we recorded pre-tax restructuring charges of $9.4 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs, mainly in the Home & Hardware business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $32.9 million, or 56%, to $91.3 million primarily as a result of higher debt associated with the spirits and wine acquired businesses.

Other expense (income), net

Other (income) expense, net increased $122.2 million to a net expense of $87.3 million primarily due to the unfavorable impact of currency hedge accounting expense related to the spirits and wine acquisition purchase price ($120.9 million).

Income taxes

Income taxes increased $31.1 million, or 13% to $262.0 million. The reported effective income tax rate for the nine months ended September 30, 2005 and September 30, 2004 was 38.5% and 31.3%, respectively. The higher effective rate primarily related to a low tax benefit associated with acquisition-related currency hedge accounting expense this year, as well as lower tax credits this year compared to last year.

Net income

Net income was $445.2 million, or $3.06 per basic share and $2.96 per diluted share, for the nine months ended September 30, 2005 compared to net income of $534.3 million, or $3.67 basic and $3.56 diluted per share, for the nine months ended September 30, 2004. Net income from continuing operations was $405.7 million, or $2.79 per basic share and $2.70 per diluted share, for the nine months ended September 30, 2005 compared to net income of $493.8 million, or $3.39 basic and $3.29 diluted per share, for the nine months ended September 30, 2004. The decrease in net income from continuing operations of $88.1 million, or 18%, was primarily due to increased sales volume and lower restructuring and restructuring-related charges, which were more than offset by currency hedge accounting expense related to the spirits and wine purchase price ($109.0 million or $0.72 per diluted share) and lower tax credits this year ($7.7 million this year compared to $45.5 million last year, or a decrease of $0.25 per diluted share).

Results of Operations By Segment

Home and Hardware

Net sales increased $291.3 million, or 11%, to $3,025.0 million. The increase was primarily attributable to line extensions and new products ($245 million in total, particularly in cabinets and faucets), underlying volume growth, expanding customer relationships (particularly in the cabinet and residential entry door businesses), and raw material-related price increases on select products, as well as a minor benefit from 2005 and 2004 acquisitions ($17 million net of a disposition last year) and favorable foreign exchange ($22 million). The increase in net sales was partially offset by lower tool storage sales due to inventory management initiatives by Sears.

Operating income increased $48.9 million, or 11%, to $485.5 million on the higher sales, the benefit of acquisitions and the absence of restructuring-related charges this year ($11.9 million), partially offset by higher energy and raw materials costs, as well as expenses for a lower cost sourcing initiative.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware (Continued)

Although the U.S. housing market is forecasted to moderate over the near-term, we anticipate that our Home and Hardware business will continue to benefit from expanding customer relationships as well as long-term demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and residential entry door systems. These trends include factors such as growth in the number of households, increases in household wealth and aging of the housing stock.

Our Home and Hardware business may be impacted by U.S. economic conditions, including the level of new construction and sales of existing homes and their potential impact on the U.S. housing and remodeling markets. Our business may also be affected by increases in the costs of certain commodities including higher fuel-related costs, although these higher costs have been, and we believe will continue to be, largely offset by select price increases. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base. Such consolidation may also present opportunities for our business, due to our leading brands and customer service.

Spirits and Wine

Net sales increased $197.2 million, or 24%, to $1,013.0 million principally due to the impact of the spirits and wine acquired businesses ($163 million). On an underlying basis, sales increased primarily due to higher U.S. sales of premium and super-premium spirits, including the new Starbucks Coffee Liqueur, strong case volume growth in international markets and favorable foreign exchange ($9 million), partly offset by lower sales of non-premium brands in the U.S.

Operating income increased $25.7 million, or 12%, to $243.0 million on higher sales, partly offset by brand spending to support the launch of Starbucks Coffee Liqueur and restructuring-related integration costs ($7.6 million). Operating income was also unfavorably impacted by transitional factors related to the acquired businesses, such as uneven order patterns resulting from division of Allied Domecq PLC between Fortune Brands and Pernod Ricard. In addition, operating income was affected by accounting under Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”

We expect that our Spirits and Wine business will benefit from growth in the worldwide premium and super-premium spirits markets on which it has focused its product development and marketing activities. Factors that could adversely affect results include the possibility of federal excise and state tax increases, international trade policies, increased regulation, class actions and/or other litigation, and competitive pricing activities. In addition, the spirits and wine industry could be impacted by further consolidation of suppliers, distributors and retailers, which also may present opportunities for our business, due to our leading brands and customer service.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales increased $47.8 million, or 5%, to $1,064.2 million. The increase was attributable to sales growth in all product categories, primarily golf balls (trade price increases, a favorable shift toward the premium Titleist brand and volume growth through continued share gains), golf clubs (primarily new product introductions), and golf shoes (favorable mix and volume growth), as well as favorable foreign exchange ($11 million).

Operating income increased $26.2 million, or 17%, to $177.9 million on higher sales, a favorable mix shift toward higher margin Titleist branded golf balls and clubs, margin improvement in FootJoy golf shoes and golf accessories, favorable foreign exchange and the absence of restructuring-related charges ($6 million).

The world-wide golf industry is highly competitive. Even though new competitors have entered the category in recent years, our Golf business has significantly grown sales, market share and profit with innovative new products. The underlying market is also impacted by various factors that affect rounds of play, including economic conditions, weather conditions, destination travel and corporate spending. Rounds of play in the U.S. have decreased over the past five years. The future success of our Golf business will depend upon continued strong innovation and marketing across its product categories, brands and selling regions. International market opportunities, especially in the Pacific Basin region, have provided and are expected to continue to provide growth for the Golf business.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length, and changing the overall distance standard for golf balls. These new rules, when combined with other existing rules, could reduce the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business. Even so, we see continued opportunities to develop and introduce innovative golf products. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin, moment of inertia and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball and/or club regulation, including a distance rollback of either or both. Any such new rules could impact the golf industry and our Golf business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year
Home and Hardware	$1,073.6	$959.4	11.9%
Spirits and Wine	449.6	279.3	61.0
Golf	278.4	269.6	3.3

Net Sales	$1,801.6	$1,508.3	19.4%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$181.7	$161.7	12.4%
Spirits and Wine	95.8	74.6	28.4
Golf	28.6	27.0	5.9
Less:
Corporate expenses	11.6	14.0	(17.1)

Operating Income	$294.5	$249.3	18.1%

In the third quarter, Fortune Brands achieved a 19% increase in net sales and net income was lower by 59%.

Our third quarter sales increase was driven by:

•	the impact of the spirits and wine acquired businesses,

•	growth across all businesses,

•	successful new products and line extensions and expanded customer relationships,

•	price increases, including those implemented last year to help offset energy and raw material cost increases and

•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume and

•	lower restructuring and restructuring-related charges.

However, these were more than offset by:

•	currency hedge accounting expense related to the spirits and wine acquisition purchase price,

•	the absence of last year’s tax credit and

•	the absence of income from the Office segment as a result of the spin-off.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $293.3 million, or 19%, to $1.8 billion. Sales benefited from:

•	the impact of acquisitions ($168 million, primarily the spirits and wine acquired businesses),

•	newly introduced products and line extensions in the Golf and Home & Hardware businesses ($117 million in total),

•	price increases ($17 million) to help offset energy and raw material cost increases,

•	expanded customer relationships, particularly in the cabinet and entry door businesses and

•	favorable foreign exchange ($11 million).

The increase in net sales was partly offset by lower sales ($35 million) of certain products being discontinued in the Golf business, as well as a decrease in sales of Home and Hardware tool storage products.

Cost of products sold

Cost of products sold increased $166.6 million, or 20%, primarily due to the impact of the spirits and wine acquired businesses ($82.4 million), as well as higher net sales and increased year-over-year energy and raw material costs (in the range of $10 to $15 million), which were largely offset by price increases.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine increased $15.3 million primarily due to the spirits and wine acquired businesses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $73.6 million, or 21%, primarily on the impact of the spirits and wine acquired businesses, as well as due to higher sales and restructuring-related integration costs ($7.6 million).

Amortization of intangibles

Amortization of intangibles increased $0.4 million to $8.6 million as a result of amortization of finite-lived identifiable intangible assets associated with the spirits and wine acquired businesses.

Restructuring charges

For the three months ended September 30, 2005, we did not record any restructuring charges. For the three months ended September 30, 2004, we recorded pre-tax restructuring charges of $7.8 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs in the Home and Hardware business.

Interest expense

Interest expense increased $32.1 million to $52.1 million primarily as a result of higher debt associated with the spirits and wine acquired businesses.

Other expense (income), net

Other expense (income), net decreased $82.6 million to a net expense of $73.5 million due to the unfavorable impact of currency hedge accounting expense related to the spirits and wine acquisition purchase price ($87.4 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income taxes

Income taxes increased $40.9 million, or 90%. The reported effective income tax rate for the three months ended September 30, 2005 and September 30, 2004 was 51.1% and 19.0%, respectively. The higher effective rate primarily related to a low tax benefit associated with currency hedge expense related to the spirits and wine acquisition purchase price this year, as well as the absence of last year’s tax credit.

Net income

Net income was $92.2 million, or $0.63 per basic share and $0.61 per diluted share, for the three months ended September 30, 2005 compared to net income of $226.8 million, or $1.57 basic and $1.52 diluted per share, for the three months ended September 30, 2004. Net income from continuing operations was $79.3 million, or $0.54 per basic share and $0.52 per diluted share, for the three months ended September 30, 2005 compared to $188.8 million, or $1.31 basic and $1.27 diluted per share, for the three months ended September 30, 2004. The decrease in net income from continuing operations of $109.5 million primarily due to increased sales volume and lower restructuring and restructuring-related charges, which were more than offset by currency hedge accounting expense related to the spirits and wine acquisition purchase price ($85.7 million or $0.59 per diluted share), the absence of last year’s tax credits ($7.7 million this year compared to $45.5 million last year or $0.31 per diluted share) and the absence of income from the Office segment as a result of the spin-off ($25.1 million or $0.16 per diluted share).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $114.2 million, or 12%, to $1,073.6 million. The increase was attributable to line extensions and new products ($101 million in total, particularly in cabinets and faucets), strong underlying volume growth, expanding customer relationships, particularly in the cabinet and residential entry door businesses, and price increases on select products, as well as a minor benefit from 2005 and 2004 acquisitions ($5 million net of a disposition last year) and favorable foreign exchange ($8 million). The increase in net sales was partially offset by lower tool storage sales due to inventory management initiatives by Sears.

Operating income increased $20.0 million, or 12%, to $181.7 million on the higher sales and the absence of restructuring related charges ($9.4 million). This increase was partially offset by higher energy and raw material costs, expenses for a lower cost sourcing initiative and an increase in logistics costs.

Spirits and Wine

Net sales increased $170.3 million, or 61%, to $449.6 million principally due to the impact of the spirits and wine acquired businesses ($163 million). On an underlying basis, sales increased primarily due to higher U.S. sales of Jim Beam and super-premium spirits, strong case volume growth in international markets and favorable foreign exchange ($3 million), partly offset by lower U.S. volumes for non-premium brands.

Operating income increased $21.2 million, or 28%, to $95.8 million on the impact of the spirits and wine acquired businesses and higher sales, partly offset by restructuring-related integration costs ($7.6 million). Operating income was also unfavorably impacted by transitional factors related to the acquired businesses, such as uneven order patterns resulting from division of Allied Domecq PLC between Fortune Brands and Pernod Ricard. In addition, operating income was affected by accounting under Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”

Golf

Net sales increased $8.8 million, or 3%, to $278.4 million. The increase was attributable to sales growth in all product categories - golf balls (due to trade price increases and volume growth through continued share gains), as well as golf clubs, golf shoes and gloves (mainly due to new product introductions).

Operating income increased $1.6 million, or 6%, to $28.6 million on sales growth, a shift in golf ball and golf club sales to higher margin Titleist models, and the absence of restructuring-related charges ($0.6 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements and fund acquisitions. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. Our priority for cash flow over the near term, after internal growth and dividends, is the reduction of debt that increased as a result of the spirits and wine acquired businesses. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. See “- Capitalization” below for a description of the debt and Note 13, “Financial Instruments,” and Note 5, “Acquisitions,” to the condensed consolidated financial statements for a description of the spirits and wine acquired businesses.

Cash Flows

Net cash provided from operating activities was $604.1 million for the nine months ended September 30, 2005 compared with net cash provided of $599.8 million for the same nine-month period last year. The increase of $4.3 million was principally due to a 2005 income tax refund ($50 million), the timing of receivables collections and the benefit of inventory management programs, as well as higher net income before non-operating currency hedge expense ($31.8 million). The benefit from receivables and inventory exclude the impact of the spirits and wine acquisition. The improvement in cash flow provided from operations was partly offset by increased payments for customer programs (primarily volume-related) and employee performance incentives accrued in 2004 (non-acquisition-related). In addition, cash flow from operating activities was unfavorably impacted by the spirits and wine acquired businesses ($23.8 million).

Net cash used by investing activities for the nine months ended September 30, 2005 was $4,575.0 million, compared with $158.1 million in the same nine-month period last year. The increase of $4.4 billion was primarily due to the spirits and wine acquired businesses ($5 billion), partly offset by the dividend received from ACCO World Corporation in conjunction with the spin-off of the Office business ($613.3 million).

Net cash provided by financing activities for the nine months ended September 30, 2005 was $4,001.5 million, compared with cash used by financing activities of $360.5 million in the same nine-month period last year. The change was primarily attributable to the spirits and wine acquired businesses, partly offset by the lack of share repurchases this year.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $4.1 billion during the nine-month period ended September 30, 2005 to $6.0 billion. The ratio of total debt to total capital increased to 60.2% at September 30, 2005 from 34.9% at December 31, 2004 primarily as a result of the debt associated with the spirits and wine acquired businesses (see “- Cash Flows” above).

At September 30, 2005, $2 billion of debt and equity securities were available for public sale under our universal shelf registration statement, which we filed with the Securities and Exchange Commission and which became effective on May 7, 2004.

On April 20, 2005 Fortune Brands entered into a bridge credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. On July 26, 2005 we amended our existing $6.0 billion bridge credit agreement converting to a $5.0 billion, 9-month revolving credit agreement with an option to extend the term for an additional 9 months for an incremental fee of 0.25% of the outstanding amount. The interest rate is set at the time of each borrowing. The facility fee of 0.10% per annum is subject to increases up to a maximum fee of 0.175% per annum in the event the Company’s long-term debt rating falls below specified levels. Borrowings under the agreement are made for general corporate purposes including support for the Company’s commercial paper borrowings in the commercial paper market.

On October 6, 2005 we entered into two new revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement to mature in 2010 and a $500 million, 364-day revolving credit agreement to mature in 2006 which includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount. These new facilities replaced the Company’s previously existing $1.0 billion revolving credit agreement of which there were no amounts outstanding. The interest rate is set at the time of each borrowing. Facility fees of 0.11% per annum on the 5-year agreement and 0.09% per annum on the 364-day agreement are subject to increases up to maximum fees of 0.20% and 0.175% per annum on the 5-year agreement and 364-day agreement, respectively, in the event our long-term debt rating falls below specified levels. Borrowings under the agreements are made for general corporate purposes including support for the Company’s commercial paper borrowings in the commercial paper market.

Subsequent to executing the two new revolving credit agreements, we reduced the bridge credit agreement to $3.0 billion. We anticipate that the remaining portion of the bridge credit agreement will be cancelled upon issuance of new long-term debt. There can be no assurance that the bridge credit agreement will be refinanced on favorable terms or at all.

We expect to refinance a portion of our commercial paper borrowings by issuing new debt. The new debt may be publicly or privately issued, and it is not possible to predict the specific terms that will be available to the Company. The Company expects the majority of the new debt to have a term of at least three years and expects the interest rate on the new debt to exceed the interest rate under the bridge credit agreement.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Spin-off of Office Business

As a part of the spin-off of the Office business, ACCO World Corporation (the Office business) paid a cash dividend of $625 million, of which Fortune Brands received $613.3 million and the minority shareholder received $11.7 million. The fact that Fortune Brands will no longer receive any the cash flows from ACCO World Corporation as a result of the spin-off is not expected to have a material impact on the long-term liquidity of the Company.

Spirits and Wine Acquisition

On July 26, 2005 Fortune Brands completed a transaction that will result in purchase of more than 20 spirits and wine brands and distribution assets from Pernod Ricard for approximately £2.7 billion ($4.9 billion), subject to adjustment, which may be material. The Company expects to incur indebtedness to fund any additional payment required as a result of the purchase price adjustment. See Note 5, “Acquisitions,” to the condensed consolidated financial statements for more information on the acquisition.

In the near term, we intend to utilize Fortune Brands cash flow to pay down the newly incurred debt. Over the long term, the operations of the newly acquired spirits and wine business are expected to generate positive cash flow after interest payments on the debt incurred as a result of the acquisition.

Common Stock Repurchase Program

On February 22, 2005, our Board of Directors approved a share repurchase program. The program authorizes our management to purchase up to 5,000,000 shares in open market transactions or privately negotiated transactions from March 1, 2005 to February 28, 2006. Our Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate. We did not repurchase any shares under this program during the first nine months of 2005.

Dividends

A summary of 2005 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.33 per share	January 28, 2005	February 9, 2005	March 1, 2005

$0.33 per share	April 26, 2005	May 11, 2005	June 1, 2005

$0.36 per share	July 26, 2005	August 5, 2005	September 1, 2005

$0.36 per share	September 27, 2005	November 9, 2005	December 1, 2005

A summary of 2005 dividend activity for the Company’s $2.67 Convertible Preferred Stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.6676 per share	January 28, 2005	February 9, 2005	March 10, 2005

$0.6676 per share	April 26, 2005	May 11, 2005	June 10, 2005

$0.6676 per share	July 26, 2005	August 5, 2005	September 10, 2005

$0.6676 per share	September 27, 2005	November 9, 2005	December 10, 2005

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends (Continued)

We expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “– Forward-Looking Statements.”

Pension Contributions

In the nine-months ended September 30, 2005, we made cash contributions of approximately $50 million to our pension plans.

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long- and short-term capital needs, including those resulting from our spirits and wine acquired businesses. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “- Forward-Looking Statements.”

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our spirits and wine international sales and distribution joint venture, totaled approximately $75 million as of September 30, 2005. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In the third quarter of 2003, we renewed our guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities from November 14, 2003 to June 13, 2006. Because the guarantees of Maxxium debt were modified after the effective date of Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.5 million as of September 30, 2005 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments (Continued)

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of September 30, 2005, we recorded a liability of $2.2 million. Refer to Note 4, “Discontinued Operations,” for additional information on the spin-off of the Office business.

In addition, as a part of the formation of the Future Brands LLC (“Future Brands”) joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At September 30, 2005, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Contractual Obligations

Contractual obligations of the spirits and wine acquired businesses consist of operating lease obligations relating to plant, equipment, warehouse and office space, as well as purchase obligations relating to various future supply contracts for certain raw materials, significantly grapes, grain and glass, and brand distribution contracts. We expect our future cash flows from operations will be sufficient to meet these obligations.

Except for the ACCO World Corporation lease guarantees described above and transitional service agreements expiring February 17, 2006, we no longer have the contractual obligations related to the Office segment included in the table set forth in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2004. These obligations were as follows:

(In millions)	Payments Due by Period as of December 31, 2004
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$120.2	$16.8	$28.8	$23.8	$50.8
Purchase obligations	89.8	86.4	2.6	0.6	—
Minimum pension obligations	9.5	4.8	4.7	—	—

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

Inventory Costs

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. We are evaluating the impact of FAS 151 on our results and financial position.

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value of a share of our common stock at the date of grant, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We are assessing which transition method, as defined in FAS 123R, we will adopt. FAS 123R is effective January 1, 2006. We are evaluating the impact of FAS 123R on our results and financial position.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” which is effective December 31, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is an asset retirement activity which is unconditional even though there is uncertainty about the timing or method of settlement. We are evaluating the impact of FIN 47 on our results and financial position.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to

•	challenges in the integration of acquisitions and joint ventures, including the spirits and wine acquisition and the related internal controls over financial reporting and potential purchase price adjustments,

•	changes in key market general economic conditions,

•	foreign exchange rate fluctuations,

•	changes in interest rates,

•	changes in commodity costs,

•	returns on pension assets,

•	competitive product and pricing pressures,

•	trade consolidations,

•	the impact of excise tax increases with respect to distilled spirits,

•	regulatory developments,

•	the uncertainties of litigation,

•	changes in golf equipment regulatory standards,

•	the impact of weather, particularly on the Home & Hardware and Golf businesses,

•	increases in health care costs,

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

In the second quarter of 2005, the Company entered into treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of debt associated with the spirits and wine acquired businesses. We are accounting for these hedges as a cash flow hedge, as the treasury rate locks hedge against the variability of interest payments on future issuance of debt.

Upon announcement of the spirits and wine acquisition on April 21, 2005, we began to hedge foreign currency exposures associated with the acquisition cost in order to mitigate the currency exposure. As of the closing on July 26, 2005, we fully hedged all British pound foreign currency exposures with respect to the acquisition cost paid at the closing. The acquisition hedges consisted of call options and forward contracts denominated in British pounds.

For additional information on these acquisition-related transactions (treasury rate locks, call options and forward contracts), refer to Note 13, “Financial Instruments,” to the condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

On July 26, 2005, the Company completed a transaction to acquire more than 20 of the spirits and wine brands and distribution assets of Allied Domecq PLC from Pernod Ricard S.A. In connection with the acquisition, certain brands and assets will be transferred to one or more of our subsidiaries during the six-month period ending on or around January 26, 2006. In conjunction with the transfer of these assets, we will analyze and evaluate the business’s internal control over financial reporting and implement changes, as required, to integrate them into the Company’s controls and procedures. While we can give no assurance as to the results of such diligence, we have not identified any significant deficiencies or material weaknesses to date.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of the spirits and wine acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently acquired business.

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

Individual Cases

As of November 1, 2005, there were approximately 19 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Class Actions

As of November 1, 2005, there were approximately five purported smoking and health class actions pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Health Care Cost Recovery Actions

As of November 1, 2005, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et. al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. The Florida Supreme Court’s ruling is pending. The Company is not a party to the Engle litigation.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia has dismissed certain counts of the lawsuit, but has also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants’ profits from the sale of tobacco as a part of its RICO claim. The U.S. Supreme Court denied the government’s petition to review the case on October 17, 2005. The trial was concluded in June 2005 and a decision of the trial court is pending. The Company is not a party to this action.

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

Reference is made to Note 18, “Pending Litigation” in the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2005:

Three Months Ended September 30, 2005	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum number of shares that may yet be purchased under the programs (1)
July	1,146	$94.42	—	10,000,000
August	—	—	—	10,000,000
September	2,252	88.70	—	10,000,000

Total	3,398	$90.63	—

(1)	The Company did not repurchase any shares between July 1, 2005 and September 30, 2005 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on February 28, 2005 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program authorizes the Company to purchase up to 5,000,000 shares from March 1, 2005 to February 28, 2006. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.
(2)	The Company purchased all of the 3,398 shares between July 1, 2005 and September 30, 2005 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

2.1	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub and General Binding Corporation, incorporated by reference here into Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2005.

2.2	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation, incorporated by reference here into Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 8, 2005.

10.1	Amended and Restated Credit Agreement dated as of July 26, 2005 among Fortune Brands, Inc., the lenders party thereto and Credit Suisse, as Administrative Agent, incorporated by reference here into Exhibit 99 to the Company’s Current Report on Form 8-K dated July 27, 2005.

10.2	Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO, incorporated by reference here into Exhibit 10 to the Company’s Current Report on Form 8-K dated August 22, 2005.

10.3	2003 Long-Term Incentive Plan Amendment, dated September 27, 2005, incorporated by reference here into Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005.

10.4	September 2005 Incentive Stock Option Terms and Conditions, incorporated by reference here into Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2005.

10.5	September 2005 Nonqualified Stock Option Terms and Conditions, incorporated by reference here into Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2005.

10.6	364-Day Revolving Credit Agreement dated as of October 6, 2005 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents, incorporated by reference here into Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2005.

10.7	Five-Year Revolving Credit Agreement dated as of October 6, 2005 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents, incorporated by reference here into Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 11, 2005.

12.1	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: November 8, 2005	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President
and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

2.1	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub and General Binding Corporation, incorporated by reference here into Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2005.

2.2	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation, incorporated by reference here into Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 8, 2005.

10.1	Amended and Restated Credit Agreement dated as of July 26, 2005 among Fortune Brands, Inc., the lenders party thereto and Credit Suisse, as Administrative Agent, incorporated by reference here into Exhibit 99 to the Company’s Current Report on Form 8-K dated July 27, 2005.

10.2

Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO, incorporated by reference here into Exhibit 10 to the Company’s Current Report on Form

8-K dated August 22, 2005.

10.3	2003 Long-Term Incentive Plan Amendment, dated September 27, 2005, incorporated by reference here into Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005.

10.4	September 2005 Incentive Stock Option Terms and Conditions, incorporated by reference here into Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2005.

10.5	September 2005 Nonqualified Stock Option Terms and Conditions, incorporated by reference here into Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2005.

10.6	364-Day Revolving Credit Agreement dated as of October 6, 2005 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents, incorporated by reference here into Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2005.

10.7	Five-Year Revolving Credit Agreement dated as of October 6, 2005 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents, incorporated by reference here into Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 11, 2005.

12.1	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.