Form 10-K/A
period 2004-12-31
FORTUNE BRANDS INC
filed 2006-02-14
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Filing Date: February 14, 2006

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-9076

Fortune Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3295276
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒                 Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant, at June 30, 2004 (the last day of our most recent second quarter), was $10,877,245,399.39. The number of shares outstanding of registrant’s common stock, par value $3.125 per share, at February 10, 2005, was 144,886,374.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant held on April 26, 2005 (“the 2005 Proxy Statement”) is incorporated by reference into Part III hereof.

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A which amends and restates the Company’s Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2005 (the “Original Filing”), is being filed to reflect the restatement of the financial statements for the years ended December 31, 2004, 2003 and 2002 and the related disclosures.

This restatement is to recognize deferred tax liabilities primarily on identifiable intangible assets acquired prior to 1993. All adjustments are non-cash and are immaterial to the company’s results of operations for 2004 and 2003. For the years 2002, 2001 and 2000, these non-cash adjustments result in higher deferred tax liabilities, lower stockholders’ equity and higher results of operations in each of these years.

This Amendment No. 1 also amends and restates the Company’s Form 8-K filed with the SEC on January 5, 2006 (the “8-K Filing”), which included Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and accompanying notes, presenting the 2005 spin-off of ACCO World Corporation as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

This Form 10-K/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-K/A solely amends and restates certain information in Items 1 and 2 of Part I; Items 6, 7, 8 and 9 of Part II; and Item 15 of Part IV of the Original Filing. This Form 10-K/A also refiles the Exhibit 12 regarding the ratio of earnings to fixed charges and updates all CEO and CFO certifications.

During the preparation of our 2005 financial statements, it was determined that the Company did not establish deferred taxes for certain identifiable intangibles acquired prior to the implementation of FAS 109, “Accounting for Income Taxes,” which was effective for our fiscal year beginning January 1, 1993. In addition, the Company did not appropriately record certain deferred tax liabilities on intangible assets acquired subsequent to the implementation of FAS 109. This restatement corrects the accounting for the errors and includes the rollforward effect of the restatement on stockholders’ equity, including the tax benefit of intangible asset write-offs and intangible asset amortization in 2000, 2001 and 2002. This restatement also corrects the prior period in which deferred tax liabilities were incorrectly recorded for intangible assets acquired subsequent to the implementation of FAS 109. The effect of the restatement on the Company’s net income, earnings per share and financial condition is immaterial for all periods presented. We have also restated the 2002 statement of cash flows to reflect the changes in deferred tax liabilities and net income from the above corrections. These restatements are collectively called “the restatement.”

This 10-K/A sets forth the Original Filing in its entirety and amends and restates certain information in Part II Item 6 (Selected Financial Data) for both the restatement and the presentation of the 2005 spin-off of ACCO World Corporation as a discontinued operation in accordance with FAS 144. This 10-K/A also amends and restates certain information in Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplemental Data), in each case solely as a result of and to reflect the restatement, and no other information from the 8-K Filing is amended.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement and the discontinued operations), and such forward looking statements should be read in their historical context.

FORM 10-K/A TABLE OF CONTENTS

PART I

Item 1.	Business.

(a)	General development of business.

Fortune Brands, Inc. is a holding company with subsidiaries engaged in the manufacture, production and sale of Home and Hardware products, Spirits and Wine, and Golf products. References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

Fortune Brands’ success is driven by leading consumer brands in three categories: Home and Hardware products, Spirits and Wine, and Golf products. We seek to grow sales and profits by investing in the growth of our leading consumer brands. Our brand investments include support for marketing, advertising and the development of innovative new products. We also seek to gain market share by developing and expanding customer relationships.

While our first priority is internal growth, we add to that growth with high-return acquisitions and joint ventures that position our businesses for even stronger growth and higher returns. Accordingly, we have made the following acquisitions and joint venture partnerships in recent years:

In 2004:

•	Therma-Tru Holdings, Inc. acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems, and Master Lock Company acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million.

In 2003:

•	Our Home and Hardware business acquired Therma-Tru Holdings, Inc. Therma-Tru is the leading brand of residential entry doors in the United States. The cost of the acquisition was $924.0 million.

We also completed the following acquisitions for an aggregate cost of $123.7 million:

Home and Hardware acquired:

•	Capital Cabinet Corporation, a cabinet supplier to builders in the Southwestern U.S. (June 2003).

•	American Lock Company, a manufacturer of commercial locks (April 2003).

Spirits and Wine acquired:

•	Wild Horse Winery, a maker of ultra-premium California wines (July 2003).

•	An extension of the rights to manufacture and distribute Gilbey’s gin and vodka in the U.S. and trademark rights to Kamchatka vodka in California (December 2003).

Acquisitions and joint ventures from 2000-2002 were:

•	Omega Holdings, Inc., a leading manufacturer of custom and semi-custom cabinetry, acquired by our Home and Hardware business in 2002 for $538.0 million.

•	Future Brands LLC (Future Brands), a joint venture established in 2001 by our Spirits and Wine business and V&S Vin & Sprit AB (V&S), the maker of ABSOLUT vodka, for the distribution of both companies’ spirits brands in the United States.

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

Another aspect of our strategy is to continuously improve the productivity, as well as cost and asset structures of our businesses. Cost-reduction opportunities resulted in pre-tax restructuring charges of $9.8 million, $2.2 million and $11.6 million in 2004, 2003 and 2002, respectively.

Cautionary Statement

Except for the historical information contained in this Annual Report on Form 10-K/A, certain statements in this document, including without limitation, certain matters discussed in Part I, “Item 1—Business” and “Item 3—Legal Proceedings” and in Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update them. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to:

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

See Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K/A.

(c)	Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the industry segments of Home & Hardware, Spirits & Wine and Golf. For financial information about these industry segments, see Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K/A.

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

In November 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc., a leading manufacturer of residential entry door systems in the United States. This acquisition fits our strategic focus on leading brands, shares beneficial demographics and market fundamentals with our other Home and Hardware brands, and creates valuable synergies within our Home and Hardware business. The purchase was financed through the issuance of commercial paper and subsequently partially refinanced through the issuance of long-term debt securities. See Note 7, “Long-Term Debt,” to the Consolidated Financial Statements. Results of operations have been included in the Company’s consolidated financial statements as of the acquisition date.

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

Other Matters

Employees

As of December 31, 2004, the Company and its subsidiaries had the following number of employees:

Home and Hardware	21,171
Spirits and Wine	1,284
Golf	4,910
Corporate Office	111

Total	27,476

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

Our subsidiaries operate in the United States, Canada, Australia, and Europe (principally the U.K.). See Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K/A. The primary risk of our investments in various foreign countries, principally the Canada, Australia and the United Kingdom, is to changes in the value of the currencies of these countries and the effect on our financial statements when translated into U.S. dollars.

Web Site Access to SEC Reports

The Company’s website address is www.fortunebrands.com. The Company’s annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.	Properties.

The Company leases principal executive offices in Lincolnshire, Illinois. The following table indicates the principal properties of the Company and its subsidiaries:

	Manufacturing Plants		Distribution Centers		Warehouses		Other
Segment	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Home and Hardware
U.S.	33	3	1	13	1	8	2	5
Canada	2	2		2		4		1
Mexico	4			1
Guatemala				1
Europe	1	2						1
Asia	1
Spirits and Wine
U.S.	7		2		9		7	4
Europe								1
Canada	1				1		1
Australia								1
Golf
U.S.	5	1	1	2			3	5
Europe			1	3				8
Canada				1
Asia	2	3	1	7				5
Corporate
U.S.								1
Asia						2		3

Total U.S.	45	4	4	15	10	8	12	15

Total Non-U.S.	11	7	2	15	1	6	1	20

TOTAL	56	11	6	30	11	14	13	35

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

List of Pending Cases

For a list of pending tobacco-related cases, see Exhibit 99 to this Form 10-K/A.

List of Terminated Cases

For a list of terminated tobacco-related cases, see Exhibit 99 to this Form 10-K/A.

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

For a discussion of other pending litigation, see Note 24, “Pending Litigation,” to the Consolidated Financial Statements, Item 8 to this Form 10-K/A.

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Common Stock Cash Dividend Payments

Payment date	2004 Per share	2003 Per share
March	$.30	$.27
June	.30	.27
September	.33	.30
December	.33	.30

Total	$1.26	$1.14

Quarterly Composite Common Stock Prices

	2004		2003
	High	Low	High	Low
First Quarter	$77.10	$66.10	$48.70	$40.60
Second Quarter	$80.50	$70.80	$54.25	$42.71
Third Quarter	$75.21	$68.47	$58.57	$51.41
Fourth Quarter	$79.15	$70.35	$71.80	$57.02

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

Recent Sales of Securities; Use of Proceeds from Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2004:

Three Months Ended December 31, 2004	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Maximum number of shares that may yet be purchased under the programs(1)
October 1-October 31	220,915	$71.27	219,500	6,768,400
November 1-November 30	216,318	77.91	212,300	6,556,100
December 1-December 31	411,569	76.50	409,000	6,147,100

Total	848,802	$75.50	840,800

(1)	840,800 of the 848,802 shares purchased by the Company between October 1, 2004 and December 31, 2004 were acquired in open market transactions pursuant to a share repurchase program that was approved by the Company’s Board of Directors on February 24, 2004 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program authorizes the Company to purchase up to 5,000,000 shares from March 1, 2004 to February 28, 2005. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2005 to the extent the Executive Committee determines it appropriate.

(2)	8,002 of the 848,802 shares purchased by the Company between October 1, 2004 and December 31, 2004 were purchased from employees of the Company in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

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

Item 6.	Selected Financial Data.

Five-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries

	2004(b)(d)	2003(b)(d)	Restated	2001(b)(e)	2000(e)
(In millions, except per share amounts)			2002(b)(d)
OPERATING DATA(a)
Net sales	$6,145.2	$5,112.6	$4,572.3	$4,383.3	$4,280.6
Gross profit	2,503.4	2,124.1	1,885.6	1,704.6	1,765.3
Depreciation and amortization	191.5	157.6	139.7	171.6	170.7
Operating income	1,024.6	868.3	765.2	621.8	670.9
Interest expense	77.3	63.9	60.4	75.3	97.1
Income taxes	261.1	275.3	186.6	114.5	185.1
Income from continuing operations	716.0	552.1	546.4	461.1	384.8
Income (loss) from discontinued operations, net of tax	67.8	27.1	15.8	(65.7)	(512.5)

Net income (loss)	783.8	579.2	562.2	395.4	(127.7)
Basic earnings per common share
Continuing operations	$4.93	$3.78	$3.65	$3.04	$2.44
Net income (loss)	$5.40	$3.97	$3.76	$2.60	$(0.80)
Diluted earnings per common share
Continuing operations	$4.78	$3.68	$3.55	$2.97	$2.40
Net income (loss)	$5.23	$3.86	$3.65	$2.55	$(0.80)
COMMON SHARE DATA(a)(c)
Dividends paid	$182.9	$166.2	$152.7	$147.2	$146.9
Dividends paid per share	$1.26	$1.14	$1.02	$0.97	$0.93
Average number of basic shares outstanding	145.1	145.6	149.4	151.7	157.6
Book value per share	$21.53	$18.08	$14.90	$13.05	$12.60
BALANCE SHEET DATA(a)
Inventories	$915.7	$800.0	$699.7	$686.2	$839.2
Current assets	2,641.9	2,281.6	1,903.1	1,969.6	2,264.5
Working capital	605.9	148.1	388.4	741.6	224.6
Property, plant and equipment, net	1,219.5	1,187.9	993.4	923.7	944.7
Goodwill and intangibles, net	3,237.2	3,212.1	2,204.4	1,660.6	1,789.6
Total assets	7,883.6	7,444.9	5,822.2	5,270.5	5,764.1
Short-term debt	670.2	728.1	290.6	35.3	802.9
Long-term debt	1,239.5	1,242.6	841.7	949.3	1,149.3
Minority interest in consolidated subsidiaries	358.0	356.5	387.0	387.9	14.4
Stockholders’ equity	3,130.7	2,640.6	2,234.3	1,987.2	1,994.6
Capital expenditures	214.2	177.6	172.3	187.6	196.8

(a)	See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations to this Form 10-K/A.

(b)	See Note 5, “Acquisitions, Disposals and Joint Ventures,” to the Consolidated Financial Statements, in Item 8 to this Form 10-K/A, regarding adjustments relating to the disposal of businesses.

(c)	On December 31, 2004, there were 32,650 common stockholders of record, not necessarily reflecting beneficial ownership.

(d)	See Note 2, “Restatement” to the Consolidated Financial Statements, in Item 8 to this Form 10-K/A, regarding restatement of deferred taxes and stockholders’ equity.

(e)	2000 and 2001 financial statement information has been restated to record deferred taxes for intangible assets. In addition, 2000 and 2001 Operating Data was restated to record the tax benefit of intangible asset write-offs and intangible asset amortization. As a result of the restatement, fiscal 2001 income from continuing operations increased $7.6 million, income from discontinued operations increased $18.2 million, net income increased $25.8 million, diluted earnings increased $0.24 per share, deferred tax liabilities increased by $115.5 million and retained earnings decreased by $115.5 million. Fiscal 2000 income from continuing operations increased $6.1 million, income from discontinued operations increased $3.9 million, net income increased $10.0 million, diluted earnings increased $0.08 per share, deferred tax liabilities increased by $141.3 million and retained earnings decreased by $141.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2004	Net Sales
		Year Ended December 31,
(In millions)		% Change vs. Prior Year	2003	% Change vs. Prior Year	2002
Home and Hardware	$3,763.7	29.8%	$2,899.9	14.5%	$2,532.2
Spirits and Wine	1,169.3	7.2	1,091.0	5.7	1,032.5
Golf	1,212.2	8.1	1,121.7	11.3	1,007.6

NET SALES	$6,145.2	20.2%	$5,112.6	11.8%	$4,572.3

	Net Income
	Year Ended December 31,
(In millions)	2004	% Change vs. Prior Year	2003	% Change vs. Prior Year	Restated 2002
OPERATING INCOME:
Home and Hardware	$598.5	24.4%	$481.3	20.8%	$398.5
Spirits and Wine	333.7	10.2	302.8	9.6	276.3
Golf	153.8	10.6	139.1	7.2	129.8
Less: Corporate expenses	61.4	11.8	54.9	39.3	39.4

OPERATING INCOME	$1,024.6	18.0%	$868.3	13.5%	$765.2
LESS:
Interest expense	77.3	21.0	63.9	5.8	60.4
Other income, net	(47.0)	(23.0)	(38.2)	13.4	(44.1)
Income taxes	261.1	(5.2)	275.3	47.5	186.6
Minority interests	17.2	13.2	15.2	(4.4)	15.9

INCOME FROM CONTINUING OPERATIONS	$716.0	29.7%	$552.1	1.0%	$546.4

INCOME FROM DISCONTINUED OPERATIONS	67.8	150.2	27.1	71.5	15.8

NET INCOME	$783.8	35.3%	$579.2	3.0%	$562.2

Consolidated

Summary

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware and spirits and wine and golf products. We enhance shareholder value by building our leading consumer brands to drive sales, earn profits and generate cash. We do this by developing innovative new products and effective marketing campaigns, and expanding customer relationships. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, we enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

2004 was an excellent year of broad-based success for Fortune Brands. Net income and diluted earnings per share both increased 35% in 2004 to $783.8 million and $5.23, respectively. Income from continuing operations and diluted earnings per share from continuing operations (excluding discontinued operations) both increased 30% in 2004 to $716.0 million and $4.78, respectively. The increase in profits was due primarily to the benefit of strong operating performance, as well as tax-related benefits, favorable foreign exchange rates and the impact of acquisitions. Net sales from continuing operations increased 20% to $6.1 billion, as a result of strong underlying growth, the benefit of acquisitions, favorable foreign exchange and price increases implemented to help offset commodity cost increases.

As indicated below, each of our business segments achieved excellent performance in 2004:

•	Our Home and Hardware business achieved strong double-digit growth in both operating income (24%) and sales (30%), resulting from successful line extensions and new product introductions, expanded customer relationships in cabinets and doors, the full-year consolidation and growth of Therma-Tru, as well as productivity improvements. Acquisitions contributed approximately half of the increase in sales.

•	Our Spirits and Wine business achieved 10% growth in operating income and 7% growth in sales due to strong worldwide volume growth for the Jim Beam bourbon brand, higher pricing and favorable foreign exchange.

•	On the strength of successful new products, our Golf brands achieved an 11% increase in operating income on 8% growth in sales.

In 2005, the Company is well positioned for another year of strong performance. We believe the Company will benefit from the following trends in our businesses:

•	Aging population trends in the U.S. that favorably impact conditions in the home improvement, golf and spirits & wine industries;

•	Additional favorable long-term demographics of the home improvement and housing industries, particularly in the kitchen and bath segment, including rising household formations and increasing household wealth;

•	record existing home sales in 2004 and the effect of replace/remodel projects that often trail existing home sales by up to 12 to 18 months;

•	expanded customer relationships, particularly in Home and Hardware;

•	continued growth of key spirits and wine markets, especially the premium and super-premium segments, and our investments behind our brands in these segments; and

•	continuous innovation and international growth opportunities in our golf business.

The Company has also identified the following risks and challenges that may impact our businesses:

•	continued consolidation of the Company’s trade customers, particularly in the Home & Hardware business;

•	potential impact of changes in interest rates on the housing market;

•	possible continuing increases in commodity costs, particularly steel, particleboard and fuel-related costs; and

•	impact of external conditions (economic conditions, weather, destination travel and corporate spending) on overall golf ball demand.

Results of Operations

2004 Compared to 2003

Fortune Brands achieved strong results, as net sales from continuing operations increased 20%. Income from continuing operation increased 30% and net income grew 35%. Net sales grew as a result of:

•	strong growth for our consumer brands driven by share gains in key markets resulting from successful new products and expanded customer relationships,

•	the benefit of acquisitions,

•	solid market growth in Home & Hardware and Spirits & Wine markets, and

•	favorable foreign exchange.

Net income increased on:

•	strong operating performance,

•	the benefit of acquisitions,

•	favorable foreign exchange, and

•	higher tax-related benefits, partly offset by increased commodity costs.

Our operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales from continuing operations increased $1,032.6 million, or 20%, to $6.1 billion. Sales benefited from:

•	newly introduced products and line extensions in the Home & Hardware and Golf businesses ($494 million in total), partly offset by lower sales of certain products being discontinued in the Golf and the Home & Hardware businesses,

•	the net impact ($388 million) of acquisitions (primarily Therma-Tru) and dispositions,

•	expanded customer relationships driving increased volume, primarily in the cabinet and entry door businesses, and

•	favorable foreign exchange ($81 million).

Cost of products sold

Cost of products sold increased $655.6 million, or 24%, on higher net sales and increased costs for major commodities (approximately $65 million), particularly steel and particleboard, primarily in our Home & Hardware business.

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

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $197.2 million, or 16%, as a result of higher sales and acquisitions, as well as increased advertising and marketing expenditures.

Amortization of intangibles

Amortization of intangibles increased $18.2 million, or 106%, primarily due to amortization of identifiable intangibles associated with the acquisition of Therma-Tru.

Restructuring charges

In 2004, we recorded pre-tax restructuring charges of $9.8 million, compared to $2.2 million in 2003. Charges in 2004 principally related to the consolidation of manufacturing facilities, primarily in the Home & Hardware business.

Other income, net

Other income, net, increased $8.8 million to $47.0 million, primarily due to a $12.0 million gain recorded in 2004 as the result of insurance proceeds related to a Kentucky bourbon warehouse fire in 2003, partly offset by the lower tax-related interest income. The components of other income, net for the years ended December 31, 2004 and 2003 are as follows:

(In millions)	2004	2003
Amortization of deferred income	$27.0	$27.0
Insurance proceeds from a Kentucky bourbon warehouse fire	12.0	—
Interest income on tax receivable	3.2	10.7
Other miscellaneous items	4.8	0.5

Total	$47.0	$38.2

Income taxes

Income taxes decreased $14.2 million, or 5%, on higher net income as we recorded higher tax-related benefits in 2004 ($105.6 million) compared with 2003 ($35.0 million). The reported effective income tax rates for the twelve months ended December 31, 2004 and 2003 were 26.3% and 32.7%, respectively. The items set forth below impacted the effective income tax rate.

During the third quarter of 2004, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $45.5 million in continuing operations. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, partly offset by the disallowance of a deduction for which no reserve had been established.

In the fourth quarter of 2004, the Congressional Joint Committee on Taxation completed its review of the results of the routine IRS examination of our 1997-2001 tax returns. In continuing operations, we recorded a total tax benefit of $51.5 million, or $0.35 per diluted share, reflecting the completion of the Joint Committee review. This resulted in a reversal of tax reserves of $39.5 million and a net tax adjustment of $12.0 million. As a result of the conclusion of the IRS examination of our 1997-2001 tax years, we expect to receive a tax refund of approximately $59 million in the first half of 2005. During the fourth quarter of 2004, we also recorded a one-time non-operating adjustment for interest income on taxes receivable related to these tax-related benefits of $2.1 million (after tax), or $0.01 per diluted share, which was recorded in other income.

In the fourth quarter of 2004, we recorded a tax benefit of $4.6 million, or $0.03 per diluted share, associated with foreign earnings repatriation under provisions of the American Jobs Creation Act of 2004.

In 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million, or $0.23 per diluted share. As a result, we also recorded a one-time non-operating adjustment of $6.9 million in interest income (after tax), which was recorded in other income.

Net income

Net income increased $204.6 million, or 35%, to $783.8 million due primarily to strong broad-based operating performance, higher tax-related benefits ($107.7 million in 2004 compared to $41.9 million in 2003), the benefit of favorable foreign exchange ($18 million) and the impact of acquisitions. Income from continuing operations increased $163.9 million, or 30%, to $716.0 million due primarily to strong broad-based operating performance, higher tax-related benefits ($107.7 million in 2004 compared to $41.9 million in 2003), the benefit of favorable foreign exchange ($13 million) and the impact of acquisitions. Income from discontinued operations, net of tax, increased $40.8 million, or 150%, primarily on the benefit of the business’ ongoing reposition program, including successful supply chain realignment and cost reduction initiatives, favorable foreign exchange and higher sales volume.

Diluted earnings per share were $5.23 in 2004, up 35% from 2003. Diluted earnings per share from continuing operations were $4.78 in 2004, up 30% from 2003. Diluted earnings per share from discontinued operations were $0.45 in 2004, up 150% from 2003.

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

International Performance

We derived approximately 23% of our 2004 and 2003 operating income from international markets, principally Australia, Canada and the United Kingdom. The decrease in the portion of operating income attributable to international markets resulted primarily from incremental sales from acquisitions, which were mainly in the U.S. Fluctuations in the exchange rates of foreign currencies may affect results in future periods. Fluctuations in average foreign exchange rates increased 2004 operating income by approximately 2%. We cannot accurately predict fluctuations in foreign exchange rates. A 10% change in average exchange rates for the foreign currencies from 2004 average rates would have resulted in a change in operating income of approximately $18 million, or about 2%.

2003 Compared to 2002

Net sales

Net sales increased $540.3 million, or 12%, to $5.1 billion. Sales benefited principally from increased volume associated with line extensions and the introduction of new products in our Golf and Home & Hardware businesses ($241 million in aggregate), acquisitions ($220 million) including Omega in 2002 and favorable foreign exchange ($81 million). These benefits were partly offset by lower volumes in some existing product lines in the Office business, as well as the divestiture of the non-strategic plumbing parts business of Home and Hardware in November 2002 ($53 million).

Cost of products sold

Cost of products sold increased $310.9 million, or 13%, primarily on higher sales.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased $9.1 million, or 3%, due to lower volume for some non-premium products in the U.S.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $141.7 million, or 13%, on increased support for cabinet growth, golf marketing costs and commissions on higher sales.

Amortization of intangibles

Amortization of intangibles increased $3.1 million, or 22%, due to the full year amortization of finite-lived intangibles for the 2002 Omega acquisition.

Restructuring charges

In 2003, we recorded pre-tax restructuring charges of $2.2 million. These charges principally related to disposal of assets associated with consolidation of ball plant facilities in the Golf business.

Other income, net

Other income, net, decreased $5.9 million to $38.2 million. The components of other income, net for the years ended December 31, 2003 and 2002 are as follows:

(In millions)	2003	2002
Amortization of deferred income	$27.0	$27.0
Interest income on tax receivable	10.7	14.9
Other miscellaneous items	0.5	2.2

Total	$38.2	$44.1

Income taxes

Income taxes increased $88.7 million, or 48%, as we recorded a lower tax-related benefit in 2003 compared with 2002. The reported effective income tax rates for the twelve months ended December 31, 2003 and 2002 were 32.7% and 24.9%, respectively. The effective income tax rate was affected by the following items. During 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million. During 2002, we recorded a $61.7 million tax benefit, which resulted from new IRS regulations that reinterpreted the capital loss disallowance rules. The new regulations enabled us to utilize a previously disallowed capital tax loss to offset capital gains taxed in 1996 and 1997.

Net income

Net income increased $17.0 million, or 3%, to $579.2 million due primarily to strong broad-based operating performance, the benefit of favorable foreign exchange ($23 million), lower restructuring charges ($6 million) and the impact of acquisitions ($15 million), in part offset by a lower tax-related benefit than 2002 ($35.0 million in 2003 compared to $61.7 million in 2002). Income from continuing operations increased $5.7 million, or 1% to $552.1 million on strong broad-based performance, the benefit of favorable foreign exchange ($17 million), lower restructuring charges ($6 million) and the impact of acquisition ($15 million), in part offset by a lower tax-related benefit than 2002 ($35.0 million in 2003 compared to $61.7 million in 2002). Income from discontinued operations, net of tax, increased $11.3 million to $27.1 million benefiting from the business’ ongoing repositioning program, including successful cost reductions and favorable foreign exchange, partly offset by the benefit of last year’s reversal of tax reserves.

Diluted earnings per share were $3.86 in 2003, up 6% from 2002. Earnings per share benefited from higher net income and our share repurchase program. Diluted earnings per share from continuing operations were $3.68, up 4% from 2002. Diluted earnings per share from discontinued operations were $0.18, up 80% from 2002.

Pending Litigation

See Note 24 to the Consolidated Financial Statements, Item 8 of this 10-K/A.

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

JBBCo.’s balances related to Future Brands included the following:

(In millions)	2004	2003
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$73.2	$73.5
Investment	9.3	8.2
Accounts payable (commissions)	17.2	14.4
Accrued liabilities	7.2	24.7

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

JBBCo.’s balances related to Maxxium included the following:

(In millions)	2004	2003
Accounts receivable	$60.1	$39.4
Investment	64.6	64.9
Accounts payable (expense reimbursement)	13.7	16.0

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

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a special one-time dividends received deduction on the repatriation of foreign earnings. As a result of FSP 109-2, we recorded an income tax benefit of $3.4 million in 2004. See Note 14, “Income Taxes,” to the Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the more significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates, which are based on historical experience.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. Trade receivables do not include interest. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $44.5 million and $44.2 million as of December 31, 2004 and December 31, 2003, respectively.

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

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted-average cost of capital, which represents the blended after-tax costs of debt and equity.

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

FAS 142 requires that purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

We review indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. We consider the implications of both external (e.g., market growth, pricing, competition, technology) and internal factors (e.g., product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business in developing and executing our short-term and long-term plans. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets associated with that segment are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by FAS 142.

Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize a profit split methodology, which is a customary valuation practice, to establish a reasonable royalty rate. Profit split analyses allocate economic income (EBITDA less returns on working capital and fixed assets employed) between a tradename and residual assets of the economic unit to determine of the expected profit margin associated with commercialization of the tradename. Additionally, independent valuation experts are used for periodic review and testing of management’s assumptions relative to all significant trade valuations and lives, and for independent research on market and competitive dynamics.

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in the year ended December 31, 2004, there were no write-downs of intangible assets. In the year ended December 31, 2003, we recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 million after tax ($0.05 basic and diluted per share) in discontinued operations to recognize the diminished values of certain trade names in conjunction with our repositioning plans for the Office business.

Warranty Reserves

We offer our customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. We generally record warranty expense in cost of products sold at the time of sale. Refer to Note 17 to the Consolidated Financial Statements.

Warranty expense for the years ended December 31, 2004, 2003 and 2002 were $33.9 million, $28.7 million and $23.4 million, respectively.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, postretirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by United States generally accepted accounting principles, the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the Company’s plans are reasonable based on our experience and advice from our independent actuaries.

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

We do not provide for deferred taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries were, in aggregate, $397.6 million at December 31, 2004, including $208.0 million related to discontinued operations.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. Criteria for recognition of revenue are when title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in “net sales” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.” Shipping and handling costs included in “advertising, selling, general and administrative expenses” were $185.3 million, $150.8 million and $142.6 million for 2004, 2003 and 2002, respectively.

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business’ products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as reductions to gross sales. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals, when circumstances indicate (typically as a result of a change in volume expectations).

Stock-based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. Accordingly, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. For the required disclosure, FAS 148 allows the use of a fair-value method to measure compensation expense. Accordingly, we have adopted the use of the Black-Scholes option-pricing model to determine our compensation expense for disclosure purposes. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. The weighted-average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 were $16.47, $13.40 and $11.63, respectively, per option. Based upon the range provided for the assumptions utilized, any alternative fair-values per option would not have materially differed from the fair values listed above. For example, a change in the expected term from 4.5 to 5 years, would have had a $0.78, or 5%, impact on the weighted-average fair value of options granted during the year ended December 31, 2004. Had FAS 148 been applied, the pro forma diluted EPS impact would have been a decrease of $0.17, $0.12 and $0.10 per share, respectively, for 2004, 2003 and 2002.

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

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2004, deferred losses of less than $0.1 million were reclassified to cost of sales. During the year ended December 31, 2003, $3.3 million in deferred losses were reclassified to cost of sales. We estimate that $9.6 million of derivative loss included in OCI as of December 31, 2004 will be reclassified to earnings within the next twelve months.

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

In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, Master Lock acquired American Lock Company, the largest U.S.-based manufacturer of solid body commercial padlocks.

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

Golf

2004 Compared to 2003

Net sales increased $90.5 million, or 8%. The increase was attributable to continued volume growth across categories (golf clubs, golf balls, golf footwear, gloves and accessories - $66 million) driven by the introduction of successful new golf products and line extensions, as well as favorable foreign exchange ($31 million).

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

The U.S. golf industry is highly competitive. The underlying market is impacted by various factors that affect rounds of play, including economic conditions, weather conditions, destination travel and corporate spending. Despite favorable demographics of an aging population (rounds of play increase with age), rounds of play in the U.S. have decreased over the past four years and were essentially flat in 2004. Our golf business has outperformed the market. While competitors with high inventories in the marketplace, especially for clubs, resorted to significant price discounting, retail inventories of our golf products were not excessive and we maintained relatively strong pricing on current products. The future success of our Golf business will depend upon continued innovation and marketing across product categories.

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

Fortune Brands, Inc. and Subsidiaries

Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2004	1st	2nd	3rd	4th
Net sales	$1,436.9	$1,620.7	$1,508.3	$1,579.3
Gross profit	588.8	678.1	620.2	626.6
Operating income	215.6	296.1	249.3	263.6
Income from continuing operations	131.0	174.0	188.8	222.2
Income from discontinued operations	8.7	(6.2)	38.0	27.3

Net income	139.7	167.8	226.8	249.5
Earnings per common share
Basic
Income from continuing operations	$0.89	$1.19	$1.31	$1.54
Net income	$0.95	$1.15	$1.57	$1.73
Diluted
Income from continuing operations	$0.87	$1.15	$1.27	$1.49
Net income	$0.92	$1.11	$1.52	$1.68

2003	1st	2nd	3rd	4th
Net sales	$1,142.2	$1,329.4	$1,297.1	$1,343.9
Gross profit	463.5	692.8	541.9	553.4
Operating income	166.0	244.9	223.3	234.1
Income from continuing operations	95.0	179.3	139.3	138.5
Income from discontinued operations	4.5	(2.6)	6.8	18.4

Net income	99.5	176.7	146.1	156.9
Earnings per common share
Basic
Income from continuing operations	$0.65	$1.24	$0.96	$0.94
Net income	$0.68	$1.22	1.01	$1.07
Diluted
Income from continuing operations	$0.63	$1.20	$0.93	$0.92
Net income	$0.66	$1.18	$0.98	$1.04

Financial C ondition

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash generation continued to be strong in 2004. Net cash provided by operating activities in 2004 was $791.9 million compared with $790.7 million in 2003. The principal items impacting the change were higher net income in 2004, improved working capital efficiency and receipt of insurance proceeds from the Jim Beam warehouse fire last year, offset by higher working capital to support sales growth (accounts receivable and inventory), as well as the timing of accounts receivable payments receivable in 2005 instead of 2004 and the absence of a tax refund in 2003.

NET CASH USED BY INVESTING ACTIVITIES

Net cash used by investing activities for the year ended December 31, 2004 was $245.3 million, compared to net cash used of $1,229.6 million for the year ended December 31, 2003. The main reason for the decrease is less investment in acquisitions in 2004.

Capital Expenditures

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Capital expenditures in 2004 of $241.7 million were $48 million higher than 2003, primarily due to 2004 spending for Therma-Tru, which Home and Hardware acquired in November 2003. We currently estimate 2005 capital expenditures will be in the range of $225 to $250 million, including discontinued operations. We expect to generate these funds internally.

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

NET CASH PROVIDED AND USED BY FINANCING ACTIVITIES

Net cash used by financing activities for the year ended December 31, 2004 was $515.6 million, as compared to net cash provided of $515.4 million in 2003. The change of $1.0 billion was primarily due to issuance of long-term debt of $599 million in 2003 to fund the acquisition of Therma-Tru, and higher share repurchases in 2004.

In November 2003, we acquired Therma-Tru Holdings, Inc. for net cash of $924.0 million. Initial financing of the acquisition was executed with issuance of commercial paper and subsequently partially paid down with two long-term debt issues totaling $600 million. This included $300 million of three-year notes and $300 million of ten-year notes.

Dividends

In 2004, we paid common dividends of $1.26 per share. Dividends paid to common stockholders in 2004 increased to $182.9 million from $166.9 million in 2003 as the increase in our dividend rate offset the lower shares outstanding. With the September 28, 2004 dividend payment, we increased the common stock quarterly dividend by 10% to $0.33 per share, or an indicated annual rate of $1.32 per share, reflecting the strength of our cash flow and operating performance, and our confidence in the Company’s prospects.

Liquidity and Capital Resources

At December 31, 2004, total debt decreased $61.0 million to $1.9 billion. Short-term debt and long-term debt decreased $57.9 million and $3.1 million, respectively. Our total debt-to-total capital ratio decreased to 35.4% at December 31, 2004 from 39.7% at December 31, 2003. The decrease was primarily a result of a decrease in debt coupled with higher equity due to net income in excess of dividends and share repurchases.

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

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our capital needs in both the short-and long-term.

Working capital (current assets net of current liabilities) increased $457.8 million to $605.9 million at December 31, 2004. The principal reasons for the increase were higher accounts receivable primarily due to higher fourth quarter sales and increased inventories (to support growth at the Home & Hardware companies, and higher bulk inventories at Spirits & Wine), partly offset by improvements in working capital efficiency.

Foreign Exchange

We have investments in various foreign countries, principally Australia and Canada (and the United Kingdom for discontinued operations). Therefore, changes in the value of the currencies of these countries affect our balance sheet and cash flow statements when translated into U.S. dollars.

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

Minority interest in consolidated subsidiaries increased $1.5 million to $358.0 million.

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

(In millions)	Payments Due by Period as of December 31, 2004
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$669.8	$669.8	$—	$—	$—
Long-term debt	1,241.1	0.1	300.0	200.0	741.0
Capital lease obligations	0.6	0.3	0.3	—	—
Operating leases	126.8	38.7	49.2	25.8	13.1
Interest payments on long-term debt	862.6	68.7	128.7	101.3	563.9
Purchase obligations(1)	563.9	302.2	143.2	113.6	4.9
(1)	Purchase obligations include contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

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

Item 8.	Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31
(In millions, except per share amounts)	2004	2003	Restated 2002
NET SALES	$6,145.2	$5,112.6	$4,572.3
Cost of products sold	3,342.1	2,686.5	2,375.6
Excise taxes on spirits and wine	299.7	302.0	311.1
Advertising, selling, general and administrative expenses	1,433.6	1,236.4	1,094.7
Amortization of intangibles	35.4	17.2	14.1
Restructuring charges	9.8	2.2	11.6

OPERATING INCOME	1,024.6	868.3	765.2
Interest expense	77.3	63.9	60.4
Other income, net	(47.0)	(38.2)	(44.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	994.3	842.6	748.9
Income taxes	261.1	275.3	186.6
Minority interests	17.2	15.2	15.9

INCOME FROM CONTINUING OPERATIONS	$716.0	$552.1	$546.4
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	67.8	27.1	15.8

NET INCOME	$783.8	$579.2	$562.2

EARNINGS PER COMMON SHARE
Basic
Continuing operations	$4.93	$3.78	$3.65
Discontinued operations	0.47	0.19	0.11
Net earnings	$5.40	$3.97	$3.76

Diluted
Continuing operations	$4.78	$3.68	$3.55
Discontinued operations	0.45	0.18	0.10
Net earnings	$5.23	$3.86	$3.65

DIVIDENDS PAID PER COMMON SHARE	$1.26	$1.14	$1.02

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	145.1	145.6	149.4

Diluted	149.9	150.3	154.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	Restated December 31
(In millions, except per share amounts)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$85.1	$44.1
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns (2004 $44.5 and 2003 $44.2)	654.5	602.3
Accounts receivable from related parties	133.3	112.9
Inventories
Bulk whiskey	268.1	231.4
Other raw materials, supplies and work in process	285.8	246.8
Finished products	361.8	321.8

Total inventories	915.7	800.0
Other current assets	256.8	225.9
Current assets of discontinued operations	596.5	496.4

TOTAL CURRENT ASSETS	2,641.9	2,281.6

Property, plant and equipment
Land and improvements	93.5	89.6
Buildings and improvements to leaseholds	544.4	535.0
Machinery and equipment	1,499.2	1,466.2
Construction in progress	107.0	78.6

	2,244.1	2,169.4
Less accumulated depreciation	1,024.6	981.5

Property, plant and equipment, net	1,219.5	1,187.9
Goodwill resulting from business acquisitions	2,005.1	2,439.5
Other intangible assets resulting from business acquisitions, net of accumulated amortization (2004 $225.2 and 2003 $187.3)	1,232.1	772.6
Investments in related parties	73.9	74.9
Other assets	343.9	326.2
Non-current assets of discontinued operations	367.2	362.2

TOTAL ASSETS	$7,883.6	$7,444.9

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	Restated December 31
(In millions, except per share amounts)	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$23.0	$21.3
Commercial paper	646.8	506.3
Current portion of long-term debt	0.4	200.5
Accounts payable to vendors	240.3	214.3
Accounts payable to related parties	30.9	30.4
Accrued taxes	181.8	333.2
Accrued customer programs	151.0	129.8
Accrued salaries, wages and other compensation	158.7	140.3
Accrued expenses and other current liabilities	279.2	271.7
Other current liabilities to related parties	7.2	24.7
Current liabilities of discontinued operations	316.7	261.0

TOTAL CURRENT LIABILITIES	2,036.0	2,133.5

Long-term debt	1,239.5	1,242.6
Deferred income	146.3	173.3
Deferred income taxes	445.5	401.1
Accrued retiree benefits	90.6	105.7
Postretirement and other liabilities	361.6	280.6
Long-term liabilities of discontinued operations	75.4	111.0

TOTAL LIABILITIES	4,394.9	4,447.8

Minority interest in consolidated subsidiaries	358.0	356.5
Stockholders’ equity
$2.67 Convertible Preferred stock	7.1	7.5
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	155.8	126.7
Accumulated other comprehensive income (loss)	6.4	(89.8)
Retained earnings	5,447.2	4,846.9
Treasury stock, at cost	(3,203.2)	(2,968.1)

TOTAL STOCKHOLDERS’ EQUITY	3,130.7	2,640.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,883.6	$7,444.9

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2004	2003	Restated 2002
OPERATING ACTIVITIES
Net income	$783.8	$579.2	$562.2
Restructuring charges	6.9	11.8	23.7
Depreciation and amortization	221.0	192.6	178.7
Deferred taxes	42.9	91.9	21.1
Deferred income	(27.0)	(27.0)	(27.0)
Write-down of identifiable intangibles	—	12.0	—
(Increase) decrease in accounts receivable	(109.7)	(34.5)	51.1
(Increase) decrease in inventories	(113.6)	(29.8)	41.2
(Increase) decrease in other assets	3.7	(61.7)	(60.3)
Increase (decrease) in accounts payable	38.6	40.0	(54.4)
Decrease in accrued taxes	(93.1)	(16.5)	(16.2)
Increase (decrease) in accrued expenses and other liabilities	(14.1)	10.4	9.4
Tax benefit on the exercise of stock options	35.0	27.6	29.2
Other operating activities, net	17.5	(5.3)	28.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	791.9	790.7	787.0

INVESTING ACTIVITIES
Additions to property, plant and equipment	(241.7)	(193.9)	(194.3)
Acquisitions, net of cash acquired	(30.9)	(1,047.7)	(433.0)
Proceeds from the disposition of property, plant and equipment	26.1	12.0	7.9
Proceeds from the disposition of operations, net of taxes and cash	1.2	—	18.6

NET CASH USED BY INVESTING ACTIVITIES	(245.3)	(1,229.6)	(600.8)

FINANCING ACTIVITIES
Increase in short-term debt, net	138.8	365.2	122.5
Issuance of long-term debt	—	599.0	25.0
Repayment of long-term debt	(203.6)	(132.6)	(102.1)
Dividends to stockholders	(183.5)	(166.9)	(153.4)
Cash purchases of common stock for treasury	(326.4)	(207.2)	(271.1)
Proceeds received from exercise of stock options	77.8	96.0	135.4
Other financing activities, net	(18.7)	(38.1)	24.6

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(515.6)	515.4	(219.1)

Effect of foreign exchange rate changes on cash	29.3	12.7	(0.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$60.3	$89.2	$(33.3)

Cash and cash equivalents at beginning of year (including discontinued operations)	$104.6	$15.4	$48.7
Cash and cash equivalents at end of year (a)	164.9	104.6	15.4

Cash paid during the year for (including discontinued operations)
Interest	$91.0	$74.9	$76.3
Income taxes	310.3	163.8	147.2

(a)	Includes cash and cash equivalents from discontinued operations at December 31, 2004 and 2003 of $79.8 million and $60.5 million, respectively, which are included in the balance sheet in current assets of discontinued operations.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity	Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Restated Retained Earnings	Treasury Stock, At Cost	Restated Total
Balance at December 31, 2001 (see Note 2 regarding adjustments relating to deferred taxes)	$8.6	$717.4	$113.2	$(115.3)	$4,025.8	$(2,762.5)	$1,987.2

Comprehensive income
Net income	—	—	—	—	562.2	—	562.2
Foreign exchange adjustments	—	—	—	21.1	—	—	21.1
Minimum pension liability adjustments	—	—	—	(67.0)	—	—	(67.0)

Total comprehensive Income	—	—	—	(45.9)	562.2	—	516.3

Dividends ($1.14 per share)	—	—	—	—	(153.4)	—	(153.4)
Purchases (4.1 shares)	—	—	—	—	—	(278.0)	(278.0)
Tax benefit on exercise of stock options	—	—	29.2	—	—	—	29.2
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (3.2 shares)	(0.7)	—	(26.4)	—	—	160.1	133.0

Balance at December 31, 2002	7.9	717.4	116.0	(161.2)	4,434.6	(2,880.4)	2,234.3

Comprehensive income
Net income	—	—	—	—	579.2	—	579.2
Foreign exchange adjustments	—	—	—	76.0	—	—	76.0
Minimum pension liability adjustments	—	—	—	(4.6)	—	—	(4.6)

Total comprehensive Income	—	—	—	71.4	579.2	—	650.6

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Restated Retained Earnings	Treasury Stock, At Cost	Restated Total
Dividends ($1.14 per share)	—	—	—	—	(166.9)	—	(166.9)
Purchases (4.1 shares)	—	—	—	—	—	(204.5)	(204.5)
Tax benefit on exercise of stock options	—	—	27.6	—	—	—	27.6
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (3.2 shares)	(0.4)	—	(16.9)	—	—	116.8	99.5

Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,846.9	$(2,968.1)	$2,640.6

Comprehensive income
Net income	—	—	—	—	783.8	—	783.8
Foreign exchange adjustments	—	—	—	52.2	—	—	52.2
Minimum pension liability adjustments	—	—	—	44.0	—	—	44.0

Total comprehensive Income	—	—	—	96.2	783.8	—	880.0
Dividends ($1.26 per share)	—	—	—	—	(183.5)	—	(183.5)
Purchases (4.4 shares)	—	—	—	—	—	(322.1)	(322.1)
Tax benefit on exercise of stock options	—	—	35.0	—	—	—	35.0
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (2.3 shares)	(0.4)	—	(5.9)	—	—	87.0	80.7

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.	Significant Accounting Policies

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

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were reclassified and separately stated in the accompanying consolidated statements of income for the years ended December 31, 2004, 2003 and 2002. The assets and liabilities of this discontinued operation were reclassified in the accompanying consolidated balance sheets as of December 31, 2004, 2003 and 2002. The cash flows from discontinued operations for the years ending December 31, 2004 and 2003 were not separately classified on the accompanying consolidated statements of cash flows.

RESTATEMENT Refer to Note 2, “Restatement.”

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLES Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

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

FAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

We review indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. We consider the implications of both external (e.g., market growth, pricing, competition, technology) and internal factors (e.g., product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business in developing and executing our short-term and long-term plans. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets associated with that segment are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by FAS 142.

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

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in 2003, the Company recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 after tax in discontinued operations in conjunction with the repositioning of the Office business. There were no write-downs in 2004.

WARRANTY RESERVES We offer customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. Warranty expense is generally recorded in cost of products sold at the time of sale. Refer to Note 17 in the Consolidated Financial Statements.

EMPLOYEE BENEFIT PLANS We provide a range of benefits to employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which reflect various actuarial assumptions, including discount rates, expected long-term rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The discount rate is based on high quality, fixed income bonds with maturities corresponding to the benefit obligations. The long-term expected rate of return on plan assets reflects the mix of the plan asset investments. Compensation increases reflect expected future compensation trends. The health care cost trend rates reflect expected changes in health care costs based on historical rates and estimates of future changes. We review our actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications are generally recorded or amortized over future periods. We believe that the assumptions utilized in recording obligations under the plans, which are presented in Note 12 to the Consolidated Financial Statements, are reasonable based on experience and on advice from independent actuaries. We will continue to monitor these assumptions as market conditions warrant.

ENVIRONMENTAL The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2004 and 2003, environmental accruals amounted to $46.2 million and $48.5 million, respectively, and are included a non-current liability on the balance sheet.

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

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries aggregated $397.6 million at December 31, 2004, including $208.0 million related to discontinued operations.

REVENUE RECOGNITION In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. We also provide for an estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in “net sales to customers” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.” Shipping and handling costs included in “advertising, selling, general and administrative expenses” were $185.3 million, $150.8 million and $142.6 million for 2004, 2003 and 2002, respectively.

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

STOCK-BASED COMPENSATION We elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock plans as allowed under Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” As a result, no compensation expense has been recognized for the stock options plans. In accordance with FAS 148 we, for purposes of its pro forma disclosure, determined our compensation expense in accordance with the Black-Scholes option-pricing model. Had compensation cost for the fixed stock options been determined consistent with FAS 148, pro forma net income and earnings per common share for 2004, 2003 and 2002 would have been as follows:

			Restated 2002
(In millions, except per share amounts)	2004	2003
Net income — as reported	$783.8	$579.2	$562.2
Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	12.3	11.9	6.2
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(39.1)	(30.1)	(22.5)

Pro forma net income	$757.0	$561.0	$545.9
Earnings per common share
Basic — as reported	$5.40	$3.97	$3.76
Basic — pro forma	$5.21	$3.85	$3.65
Diluted — as reported	$5.23	$3.86	$3.65
Diluted — pro forma	$5.06	$3.74	$3.55

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

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2004, less than $0.1 million in deferred losses were reclassified to cost of products sold. During the year ended December 31, 2003, $3.3 million in deferred losses were reclassified to cost of products sold. During the year ended December 31, 2002, $0.6 million in deferred gains were reclassified to cost of products sold. We estimate that $9.6 million of derivative loss included in OCI as of December 31, 2004 will be reclassified to earnings within the next twelve months.

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

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a special one-time dividends received deduction on the repatriation of foreign earnings. As a result of FSP 109-2, we recorded an income tax benefit of $4.6 million in 2004 in income from continuing operations. Income tax expense of $1.2 million was recorded in discontinued operations. See Note 14 to the Consolidated Financial Statements.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We intend to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective for our third quarter 2005. We are evaluating the impact of FAS 123R on our results and financial position.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.	Restatement

During the preparation of our 2005 financial statements, it was determined that the Company did not establish deferred taxes for certain identifiable intangibles acquired prior to the implementation of FAS 109, “Accounting for Income Taxes,” which was effective for our fiscal year beginning January 1, 1993. In addition, the Company did not appropriately record certain deferred tax liabilities on intangible assets acquired subsequent to the implementation of FAS 109. This restatement corrects the accounting for the errors and includes the rollforward effect of the restatement on stockholders’ equity, including the tax benefit of intangible asset write-offs and intangible asset amortization in 2000, 2001 and 2002. The restatement also corrects the prior period in which deferred tax liabilities were incorrectly recorded for intangible assets acquired subsequent to the implementation of FAS 109. The cumulative effect of correcting these errors increased January 1, 2002 deferred tax liabilities by $115.5 million ($73.4 million continuing operations and $42.1 million discontinued operations) and decreased 2002 opening retained earnings by $115.5 million. The effect of the restatement on the Company’s net income, earnings per share and financial condition is immaterial for all periods presented.

3.	Goodwill and Other Identifiable Intangibles

We had net goodwill of approximately $2.0 billion as of December 31, 2004. The decrease in goodwill during the twelve months ended December 31, 2004 of $434.4 million from $2.4 billion as of December 31, 2003 was principally attributable to the recognition of identifiable intangible assets that were previously included in goodwill for the 2003 acquisition of Therma-Tru ($488.1 million). Goodwill increased during the year ended December 31, 2003 by $995.9 million due to the acquisitions of Therma-Tru, Capital Cabinet, American Lock and Wild Horse Winery, as well as the conclusion of Omega purchase accounting in 2003 and foreign currency fluctuations.

The Company’s goodwill by segment is as follows:

	Years ended December 31,
(In millions)	2004	2003
Home and Hardware	$1,726.3	$2,159.2
Spirits and Wine	265.6	267.6
Golf	13.2	12.7

	$2,005.1	$2,439.5

We also had indefinite-lived intangibles, principally tradenames, of $701.8 million as of December 31, 2004 compared to $399.8 million as of December 31, 2003. The increase of $302.0 million was due to the recognition of identifiable intangible assets previously included in goodwill for the acquisition of Therma-Tru ($234.2 million) and reclassification of a tradename as the result of assessing the factors noted below ($64.8 million).

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $677.2 million and $146.9 million, respectively, as of December 31, 2004, compared to $508.9 million and $136.1 million, respectively, as of December 31, 2003. The gross carrying value increase was principally due to the recognition of amortizable identifiable intangible assets previously included in goodwill for the acquisition of Therma-Tru ($253.9 million), partly offset by the reclassification of a tradename as the result of heightened consumer name recognition in recent years due to increased and ongoing plans for tradename promotion, successful product research and development efforts and plans for continued investment, and favorable consumer perceptions regarding product quality and innovation ($85.6 million). During the twelve months ended December 31, 2003, the Company recorded a write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) in discontinued operations to recognize the diminished values of certain trade names in our Office business.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

3.	Goodwill and Other Identifiable Intangibles (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2004 and 2003 are as follows:

	As of December 31, 2004				As of December 31, 2003
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value

Indefinite-lived intangible assets - tradenames	$780.1	$(78.3	)(1)	$701.8	$451.0	$(51.2	)(1)	$399.8

Amortizable intangible assets
Tradenames	331.0	(108.1)		222.9	425.2	(127.2)		298.0
Customer and contractual relationships	255.5	(28.8)		226.7	73.5	(8.7)		64.8
Patents/proprietary technology	75.4	(5.9)		69.5	—	—		—
Licenses and other	15.3	(4.1)		11.2	10.2	(0.2)		10.0

Total	677.2	(146.9)		530.3	508.9	(136.1)		372.8

Total identifiable intangibles	$1,457.3	$(225.2)		$1,232.1	$959.9	$(187.3)		$772.6

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $35.4 million, $17.2 million and $14.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increases in intangible amortization primarily reflect the addition of amortizable intangible assets related to acquisitions. The Company expects to record intangible amortization of approximately $35 million for each of the next five fiscal years ending December 31, 2005 through December 31, 2009.

We performed our annual impairment test as of December 31 of each fiscal year. For 2004 and 2003, no impairment of goodwill or indefinite-lived intangible assets was recognized as a result of the annual impairment tests.

4.	Subsequent Event – Discontinued Operation

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

The statements of income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of the spin-off of ACCO World Corporation, our Office business segment, as a discontinued operation. The results of discontinued operations include expenses which were paid by Fortune Brands on behalf of ACCO World Corporation based on actual direct costs incurred, as well as interest expense associated with the outstanding debt of Fortune Brands that was allocated to ACCO World Corporation. The allocation of debt was based on the average net assets of ACCO World Corporation as a percent of the average net assets plus average consolidated debt not attributable to other operations of Fortune Brands.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.	Subsequent Event – Discontinued Operation (Continued)

The following table summarizes the results of the discontinued operations for the years ended December 31, 2004, 2003 and 2002.

	For the Year ended December 31,
(In millions)	2004	2003	2002
Net sales	$1,175.7	$1,101.9	$1,105.4
Income from discontinued operations before income taxes	$89.7	$41.0	$6.8
Income taxes	21.9	13.9	(9.0)

Income from discontinued operations, net of income taxes	$67.8	$27.1	$15.8

The lower effective tax rate for the year ending December 31, 2004 compared to the year ending December 31, 2003 resulted primarily from a 2004 tax benefit recognized due to the reversal of a deferred tax valuation allowance of approximately $7 million. The deferred tax valuation allowance related to the Office business’s non-U.S. operations in connection with a change in expectations about the utilization of certain net operating loss carryforwards. The lower effective tax rate for the year ending December 31, 2002 resulted primarily from the benefit of the reversal of tax reserves.

The following table summarizes the major classes of assets and liabilities of ACCO World Corporation, which are now reflected as a discontinued operation on the consolidated balance sheet at December 31, 2004 and 2003:

	Restated December 31
(In millions)	2004	2003
Cash	$79.8	$60.5
Accounts receivable, net	320.1	258.2
Inventories	172.4	156.2
Other current assets	24.2	21.5

Total current assets	596.5	496.4
Property, plant and equipment, net	158.6	171.0
Identifiable intangibles, net	117.0	116.5
Other assets	91.6	74.7

Total assets	$963.7	$858.6

Accounts payable	$120.6	$71.7
Other current liabilities	196.1	189.3

Total current liabilities	316.7	261.0
Other liabilities (including minority interests)	75.4	111.0

Total liabilities	$392.1	$372.0

In January 2002, we completed the second of two transactions to sell shares in our wholly-owned office products subsidiary, ACCO World Corporation (ACCO). These two transactions resulted in an aggregate reduction of less than 2% of our interest in ACCO. We treated the sale as an equity transaction in accordance with Company policy, recording the difference between the sale price and the book value of ACCO’s stock to “Paid-in capital.” As a result of the first of the two transactions, we recognized a net tax benefit of $72.9 million in 2001. The two transactions resulted in a substantial tax loss carryforward that we will realize in the event we have qualified taxable capital gains.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

5.	Acquisitions, Disposals and Joint Ventures

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

In December 2003, the Spirits and Wine business obtained a 20-year extension of the rights to manufacture and distribute Gilbey’s gin and vodka in the U.S., extending the license agreement to 2027, and acquired trademark and distribution rights in California to Kamchatka vodka (the Spirits and Wine business previously had owned all other U.S. rights to Kamchatka). In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of super premium and ultra-premium wines. In June 2003, the Home and Hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, the Home and Hardware business acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks. The aggregate cost of these acquisitions was $123.7 million. The cost exceeded the estimated fair value of net assets acquired by approximately $90 million. The acquired businesses have been included in consolidated results from the date of acquisition. Had the acquisitions been consolidated as of January 1, 2003, they would not have materially affected results.

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

5.	Acquisitions, Disposals and Joint Ventures

The following table summarizes the fair values of the Therma-Tru assets acquired and liabilities assumed as of the date of the acquisition:

(In millions)
Purchase price		$924.0
Less: Asset purchase price allocation
Accounts receivable	$51.4
Inventory	38.1
Other current assets	11.8
Property, plant and equipment	111.8
Tradenames and other identifiable intangibles	488.1
Other assets	20.3
		721.5
Plus: Liability purchase price allocation
Other current liabilities and accruals	61.6
Deferred income taxes	195.9
Other liabilities	11.5
		269.0

Unallocated excess purchase price over fair value of net assets		$471.5

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

(In millions, except per share data)	2003	Restated 2002
Net sales	$5,462.2	$4,971.1
Net income	599.4	599.2
Earnings per share (basic)	4.07	4.01
Earnings per share (diluted)	3.95	3.89

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

5.	Acquisitions, Disposals and Joint Ventures (Continued)

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

In October 2001, the Spirits and Wine business sold the U.K.-based Scotch whisky business for $280 million in cash. The sale of the business consisted of the Invergordon private-label and bulk Scotch operations and several regional brands in the U.K. The products included in the agreement generated sales of approximately $235 million (including excise taxes). We recorded an after-tax gain of $21.8 million related to the sale. In 2004, the Company determined that an allocation of cumulative foreign currency adjustments should have been included in determination of the gain on sale of the business. We have restated the 2001 Consolidated Financial Statements to decrease the after-tax gain on sale and other comprehensive income by $16.4 million. The adjustment is reflected in the beginning balances reported as of December 31, 2002 in the Consolidated Statement of Stockholders’ Equity. The 2001 Consolidated Financial Statements have also been restated to reduce 2001 basic EPS by $0.12 per basic share and diluted EPS by $0.11 per share. As a result of the restatement of the cumulative translation adjustments to retained earnings, on the year-end Consolidated Balance Sheet and Statement of Stockholders’ Equity, there was no change to net stockholders’ equity.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

6.	Short-Term Borrowings and Credit Facilities

At December 31, 2004 and 2003, there were $669.8 million and $527.6 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and commercial paper that are used for general corporate purposes, including acquisitions. Included in this amount as of December 31, 2004 and 2003, there were $0.1 million and $1.3 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $10.0 million and $9.6 million, respectively. In addition, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $240.5 million of which $23.0 million was outstanding at December 31, 2004 and $218.5 million of which $22.8 million was outstanding as of December 31, 2003. The weighted-average interest rate on these borrowings was 1.0% and 1.2%, respectively.

See Note 15 for a description of the Company’s use of financial instruments.

7.	Long-Term Debt

The components of long-term debt are as follows:

(In millions)	2004	2003
7 1/8% Notes, Due 2004	$—	$200.0
2 7/8% Notes, Due 2006	300.0	300.0
6 1/4% Notes, Due 2008	200.0	200.0
4 7/8% Notes, Due 2013	300.0	300.0
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
Miscellaneous (a)	(1.0)	2.2

	1,239.9	1,443.1
Less current portion	0.4	200.5

Total long-term debt	$1,239.5	$1,242.6

(a)	Includes an adjustment for interest rate swap valuation.

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

7.	Long-Term Debt (Continued)

Estimated payments for maturing debt during the next five years are as follows: 2005: $0.4 million; 2006, $300.2 million; 2007, $0.1 million; and 2008, $200.0 million.

8.	$2.67 Convertible Preferred Stock — Redeemable at Company’s Option

Shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2004, 2003 and 2002 were 233,327 shares, 245,093 and 258,656 shares, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.205 shares of common stock. Authorized but unissued common shares are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Shares converted were 11,766 shares, 13,563 shares and 22,859 shares during 2004,2003 and 2002, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

A cash dividend of $2.67 per share in the aggregate amount of $0.6 million, $0.7 million and $0.7 million was paid in the years ended December 31, 2004, 2003 and 2002, respectively.

9.	Capital Stock

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

10.	Preferred Share Purchase Rights

The Company amended the Preferred Share Purchase Rights Plan to terminate the plan effective December 24, 2004.

11.	Stock Plans

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11.	Stock Plans (Continued)

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

Changes during the two years ended December 31, 2004 in shares under options were as follows:

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

The weighted-average fair values of options granted during 2004, 2003 and 2002 were $16.47, $13.40 and $11.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Expected dividend yield	1.8%	2.1%	2.3%
Expected volatility	26.7%	29.4%	30.6%
Risk-free interest rate	3.2%	2.8%	2.7%
Expected term	4.5 Years	4.5 Years	4.5 Years

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11.	Stock Plans (Continued)

Options outstanding at December 31, 2004 were as follows:

Range Of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$22.78 to $32.55	2,696,976	5.6	$29.35
33.41 to 49.10	3,964,845	6.2	43.35
52.59 to 78.09	5,754,672	9.3	65.23

$22.78 to $78.09	12,416,493	7.5	$50.45

Options exercisable at the end of each of the three years ended December 31, 2004 were as follows:

	Options Exercisable	Weighted-Average Exercise Price
December 31, 2004	6,668,720	$38.81
December 31, 2003	6,241,762	33.62
December 31, 2002	6,738,082	31.20

Options exercisable at December 31, 2004 were as follows:

Number Exercisable	Weighted-Average Exercise Price
2,696,976	$29.35
3,087,266	41.77
884,478	57.35

6,668,720	$38.81

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

12.	Pension and Other Retiree Benefits

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.	Pension and Other Retiree Benefits (Continued)

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

Obligations and Funded Status at December 31

	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Benefit obligation at beginning of year	$972.9	$848.6	$173.9	$149.4
Service cost	33.6	28.2	3.3	2.6
Interest cost	59.2	54.3	10.1	9.6
Actuarial loss	45.6	62.4	(1.0)	18.2
Participants’ contributions	1.6	1.2	2.4	2.0
Foreign exchange rate changes	21.8	19.7	0.6	0.8
Benefits paid	(57.9)	(46.4)	(12.2)	(11.7)
Plan amendments	0.3	4.9	0.5	3.0
Other items	6.3	—	—	—

Projected benefit obligation at end of year	$1,083.4	$972.9	$177.6	$173.9

Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$969.6	$863.7

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$805.5	$623.0	$—	$—
Actual return on plan assets	61.5	90.2	—	—
Employer contributions	100.7	123.5	9.9	9.6
Participants’ contributions	1.6	1.2	2.4	2.0
Foreign exchange rate changes	19.0	15.9	—	—
Benefits paid	(57.9)	(46.4)	(12.3)	(11.6)
Other items	3.9	(1.9)	—	—

Fair value of plan assets at end of year	934.3	805.5	—	—
Funded Status (Fair value of plan assets less PBO)	(149.1)	(167.4)	(177.6)	(173.9)
Unrecognized actuarial loss	339.9	291.6	24.7	25.6
Unrecognized prior service cost	23.4	24.2	—	1.4

Net amount recognized	$214.2	$148.4	$(152.9)	$(146.9)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.	Pension and Other Retiree Benefits (Continued)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Prepaid pension benefit	$179.6	$109.6	$—	$—
Accrued benefit liability	(54.2)	(124.0)	(152.9)	(146.9)
Intangible assets	15.0	23.3	—	—
Accumulated other comprehensive income	73.8	139.5	—	—

Net amount recognized	$214.2	$148.4	$(152.9)	$(146.9)

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with an accumulated benefit obligation in excess of plan assets (underfunded ABO) are shown below. The decreases include the impact of contributions made in 2004.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

(In millions)	2004	2003
Projected benefit obligation	$394.0	$673.6
Accumulated benefit obligation	339.2	592.1
Fair value of plan assets	280.1	511.3

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits
(In millions)	2004	2003	2002	2004	2003	2002
Service cost	$33.6	$28.3	$29.7	$3.3	$2.6	$2.7
Interest cost	59.3	54.3	52.9	10.1	9.6	9.2
Expected return on plan assets	(73.3)	(63.1)	(64.1)	—	—	—
Amortization of prior service cost	3.5	3.6	2.5	(0.1)	(0.3)	(0.4)
Amortization of net (gain) loss	11.8	5.0	0.9	0.8	(0.4)	(1.4)
Settlement loss	2.5	—	—	—	—	—

Net periodic benefit cost	$37.4	$28.1	$21.9	$14.1	$11.5	$10.1

Additional Information

	Pension Benefits
(In millions)	2004	2003
Increase in minimum liability included in intangible assets and other comprehensive income	$(74.0)	$9.7

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.	Pension and Other Retiree Benefits (Continued)

	Pension Benefits		Postretirement Benefits
Assumptions	2004	2003	2004	2003
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate	5.9%	6.1%	6.0%	6.2%
Rate of compensation increase	4.0%	3.9%	—	—
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET COST FOR YEARS ENDED DECEMBER 31:
Discount rate	6.1%	6.6%	6.2%	6.7%
Expected long-term rate of return on plan assets	8.3%	8.3%	—	—
Rate of compensation increase	3.9%	3.9%	—	—

	Postretirement Benefits
	2004	2003
ASSUMED HEALTH CARE COST TREND RATES USED TO DETERMINE BENEFIT OBLIGATIONS AND NET COST AT DECEMBER 31
Health care cost trend rate assumed for next year	10%	10%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1.4	$(1.2)
Effect on postretirement benefit obligation	17.4	(15.4)

Plan Assets

Our domestic pension plan weighted-average asset allocations at December 31, 2004 and 2003 are as follows:

	Pension Plan Assets at December 31
Asset Category	2004	2003
Cash	3%	1%
Equity securities	65	70
Fixed income	32	29
Real estate	<1	<1

Total	100%	100%

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.	Pension and Other Retiree Benefits (Continued)

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The defined benefit asset allocation policy of these trusts allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, and a cash allocation of up to 25%. Some Non-U.S. plans allow for an investment of 10% in real estate. Each master trust has a different target asset allocation which is reviewed periodically and is based on the underlying liability structure.

Our expected 8.3% long-term rate of return on domestic plan assets is based on our investment strategy, which reflects a melded allocation with an expected annual return on equity of 10% and a targeted fixed income annual return of 6.0%.

Contributions

We expect to contribute approximately $40 to $70 million to our pension plans in 2005.

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to these plans amounted to $28.8 million, $23.4 million and $22.8 million in 2004, 2003 and 2002, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid (in millions):

	Pension Benefits	Postretirement Benefits
(In millions)		Gross Payments	Medicare Subsidy Receipts
2005	$49.6	$11.4	$—
2006 (1)	35.7	11.1	0.8
2007(1)	37.5	11.3	0.8
2008 (1)	40.6	11.6	0.9
2009 (1)	42.4	11.9	0.9
Years 2010-2014 (1)	282.3	64.2	4.8

(1)	Excludes discontinued operations

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.	Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2004 are as follows:

(In millions)
2005	$55.5
2006 (1)	29.5
2007 (1)	19.7
2008 (1)	14.8
2009 (1)	11.1
Remainder (1)	13.0

Total minimum rental payments (1)	143.6
Less minimum rentals to be received under noncancelable subleases (1)	—

$143.6

(1)	Excludes discontinued operations

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $53.7 million, $44.1 million and $52.4 million in 2004, 2003 and 2002, respectively.

14.	Income Taxes

The components of income from continuing operations before income taxes are as follows:

(In millions)	2004	2003	2002
Domestic operations	$854.0	$716.2	$670.8
Foreign operations	140.3	126.4	78.1

Income before income taxes and minority interests	$994.3	$842.6	$748.9

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

(In millions)	2004	2003	2002
Income taxes computed at federal statutory income tax rate	$348.0	$294.9	$262.1
Other income taxes, net of federal tax benefit	27.5	23.2	18.7
Foreign earnings taxes at different rate	(5.4)	2.1	1.2
Reversal of reserves for items resolved more favorably than anticipated	(84.9)	(35.0)	(26.6)
Net tax adjustment associated with IRS tax audits	(12.0)	—	—
Tax benefit due to the reinterpretation of capital loss disallowance rules	—	—	(61.7)
Miscellaneous other, net	(12.1)	(9.9)	(7.1)

Income taxes as reported	$261.1	$275.3	$186.6

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

14.	Income Taxes (Continued)

The following items impacted the effective income tax rate:

During the third quarter of 2004, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $45.5 million in continuing operations. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, partly offset by the disallowance of a deduction for which no reserve had been established.

In the fourth quarter of 2004, the Congressional Joint Committee on Taxation completed its review of the results of the routine IRS examination of our 1997-2001 tax returns. In continuing operations, we recorded a total tax benefit of $51.5 million, or $0.35 per diluted share, reflecting the completion of the Joint Committee review. This resulted in an additional reversal of tax reserves of $39.5 million and a net tax adjustment of $12.0 million. As a result of the conclusion of the IRS examination of our 1997-2001 tax years, we expect to receive a tax refund of approximately $59 million in the first half of 2005. During the fourth quarter of 2004, we also recorded a one-time non-operating adjustment for interest income on taxes receivable related to these tax-related benefits of $2.1 million (after tax), or $0.01 per diluted share, which was recorded in other income.

In the fourth quarter of 2004, we recorded a tax benefit of $4.6 million, or $0.03 per diluted share, in continuing operations associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004. Tax expense of $1.2 million was recorded in discontinued operations.

In 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million. As a result, we also recorded a one-time non-operating adjustment of $6.9 million in interest income (after tax), which was recorded in other income.

In 2002, we recorded a tax reserve reversal of $26.6 million to reflect a reduction in tax reserves that were no longer necessary.

Income taxes are as follows:

(In millions)	2004	2003	2002
Currently payable
Federal	$134.1	$129.8	$79.4
Foreign	34.4	25.0	15.7
Other	35.8	24.3	18.5
Deferred
Federal and other	55.5	93.5	79.5
Effect of foreign earnings repatriation under the American Jobs Creation Act of 2004	(4.6)	—	—
Foreign	5.9	2.7	(6.5)

	$261.1	$275.3	$186.6

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

14.	Income Taxes (Continued)

The components of net deferred tax assets (liabilities) are as follows:

(In millions)	2004	2003
CURRENT ASSETS
Compensation and benefits	$11.9	$11.7
Other reserves	30.8	26.3
Capitalized interest-inventory	12.0	11.5
Restructuring	0.7	0.3
Interest	1.9	2.0
Accounts receivable	9.2	10.4
Miscellaneous	63.5	53.5

	130.0	115.7

CURRENT LIABILITIES
Inventories	(12.9)	(12.7)
Miscellaneous	(24.6)	(23.1)

	(37.5)	(35.8)

Deferred income taxes included in other current assets	92.5	79.9

NONCURRENT ASSETS
Compensation and benefits	77.5	70.3
Other retiree benefits	51.8	49.6
Other reserves	17.5	15.5
Foreign exchange	1.1	1.1
Deferred income	55.9	69.0
Miscellaneous	1.5	0.1

	205.3	205.6

NONCURRENT LIABILITIES
Depreciation	(118.8)	(93.0)
Pension	(47.2)	(20.4)
Identifiable intangibles assets	(456.7)	(441.4)
Miscellaneous	(28.1)	(51.9)

	(650.8)	(606.7)

Deferred income taxes included in other (liabilities) assets	(445.5)	(401.1)

NET DEFERRED TAX (LIABILITY) ASSET	$(353.0)	$(321.2)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15.	Financial Instruments

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

16.	Guarantees and Commitments

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

Purchase obligations by the Company as of December 31, 2004 were:

	Payments Due by Period as of December 31, 2004
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$563.9	$302.2	$143.2	$113.6	$4.9

(1)	Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

17.	Product Warranties

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17.	Product Warranties (Continued)

The following table summarizes activity related to our product warranty liability during the years ended December 31, 2004, 2003 and 2002:

(In millions)	2004	2003	2002
Reserve balance at the beginning of the year	$(12.9)	$(9.2)	$(8.0)
Provision for warranties issued	(33.9)	(28.7)	(23.4)
Acquisitions	(0.2)	(0.1)	(0.5)
Settlements made (in cash or in kind)	30.9	25.1	22.7

Reserve balance at end of year	$(16.1)	$(12.9)	$(9.2)

18.	Restructuring and Restructuring-related Charges

Restructuring Charges

Our Home and Hardware business recorded charges in 2004 primarily for workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities.

Golf charges in 2004 and 2003 relate to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

Spirits and Wine charges in 2002 related to the sale of a minor product line.

As a result of these actions, we recorded pre-tax restructuring charges for the years ended December 31, 2004, 2003 and 2002 as follows:

	Years Ended December 31,
(In millions)	2004	2003	2002
Home and Hardware	$9.2	$—	$10.9
Golf	0.6	2.2	—
Spirits and Wine	—	—	0.7

	$9.8	$2.2	$11.6

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18.	Restructuring and Restructuring-related Charges (Continued)

Reconciliation of Restructuring Liability

The restructuring liability as of December 31, 2004 and 2003 was not material.

Restructuring-Related Charges

Restructuring-related charges for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
(In millions)	2004	2003	2002
Home and Hardware
Cost of Sales Charges	$4.8	$—	$4.4
SG&A Charges	0.5	—	(0.3)

Total	$5.3	$—	$4.1
Golf
Cost of Sales Charges	$5.6	$3.6	$—
SG&A Charges	0.5	—	—
Total	$5.3	$3.6	$—
Total
Cost of Sales Charges	$10.4	$3.6	$4.4
SG&A Charges	0.5	—	(0.3)
Total	$10.9	$3.6	$4.1

The 2004 Home and Hardware restructuring-related charges primarily relate to costs associated with the consolidation of Waterloo Industries’ manufacturing facilities. The 2002 Home and Hardware charges related to the write-down of long-lived assets and costs associated with the sale of the non-strategic specialty plumbing parts business and the reversal of certain accruals that were no longer deemed necessary.

The 2004 and 2003 Golf restructuring-related charges include costs related to the consolidation of golf ball manufacturing.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

19.	Information on Business Segments

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

Golf includes golf balls, golf clubs, golf shoes and gloves manufactured, marketed or distributed by Acushnet Company.

The Company’s subsidiaries operate principally in the United States, Canada, Australia and the United Kingdom.

Reconciliation of segment net sales to consolidated net sales is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$3,763.7	$2,899.9	$2,532.2
Spirits and Wine	1,169.3	1,091.0	1,032.5
Golf	1,212.2	1,121.7	1,007.6

	$6,145.2	$5,112.6	$4,572.3

Operating income is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$598.5	$481.3	$398.5
Spirits and Wine	333.7	302.8	276.3
Golf	153.8	139.1	129.8
Less: Corporate expenses	61.4	54.9	39.4

	$1,024.6	$868.3	$765.2

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

19.	Information on Business Segments (Continued)

Segment assets(a) are as follows:

(In millions)	2004	2003	2002
Home and Hardware	$1,812.7	$1,619.3	$1,225.3
Spirits and Wine	884.0	833.2	728.0
Golf	727.6	704.3	674.0

	$3,424.3	$3,156.8	$2,627.3

(a)	Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

Reconciliation of segment assets(a) to consolidated total assets is as follows:

(In millions)	2004	2003	2002
Segment assets	$3,424.3	$3,156.8	$2,627.3
Intangibles resulting from business acquisition, net	3,237.2	3,212.1	2204.4
Corporate	258.4	217.4	141.3

Continuing operations	6,919.9	6,586.3	4,973.0
Discontinued operations	963.7	858.6	849.2

Total assets	$7,883.6	$7,444.9	$5,822.2

(a)	Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

Long-lived assets are as follows:(a)

(In millions)	2004	2003	2002
United States	$1,049.4	$1,034.9	$873.4
Canada	56.7	52.3	41.2
United Kingdom	22.4	12.0	9.9
Other countries	91.0	88.7	68.9

	$1,219.5	$1,187.9	$993.4

(a)	Represents property, plant and equipment, net.

Net sales by geographic region are as follows:

(In millions)	2004	2003	2002
United States	$5,148.7	$4,282.7	$3,909.9
Canada	319.6	279.0	212.4
Australia	168.7	126.3	94.1
United Kingdom	155.7	122.2	96.6
Other countries	352.5	302.4	259.3

	$6,145.2	$5,112.6	$4,572.3

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

19.	Information on Business Segments (Continued)

Depreciation is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$81.1	$72.0	$64.6
Spirits and Wine	39.2	33.8	31.9
Golf	34.9	33.9	28.7
Corporate	0.9	0.7	0.4

Continuing operations	156.1	140.4	125.6
Discontinued operations	28.2	33.3	37.0

	$184.3	$173.7	$162.6

Amortization of intangibles is as follows:

(In millions)	2004	2003	2002
Home and Hardware	$26.5	$6.5	$3.2
Spirits and Wine	8.4	7.9	8.1
Golf	0.5	2.8	2.8

Continuing operations	35.4	17.2	14.1
Discontinued operations	1.3	1.7	2.0

	$36.7	$18.9	$16.1

Capital expenditures are as follows:

(In millions)	2004	2003	2002
Home and Hardware	$125.7	$83.7	$79.8
Spirits and Wine	56.3	52.0	45.5
Golf	30.5	29.3	46.6
Corporate	1.7	12.6	0.4

Continuing operations	214.2	177.6	172.3
Discontinued operations	27.5	16.3	22.0

	$241.7	$193.9	$194.3

20.	Other Income, net

The components of other income, net, for the years ended December 31, 2004, 2003 and 2002 are as follows:

(In millions)	2004	2003	2002
Amortization of deferred income (See Note 5)	$27.0	$27.0	$27.0
Interest income on tax receivable (See Note 14)	3.2	10.7	14.9
Insurance proceeds related to a warehouse fire	12.0	—	—
Other miscellaneous items	4.8	0.5	2.2

Total	$47.0	$38.2	$44.1

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

21.	Earnings Per Share

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

The computation of basic and diluted earnings per common share for “Net income” is as follows:

(In millions, except per share amounts)	2004	2003	Restated 2002
Income from continuing operations	$716.0	$552.1	$546.4
Income from discontinued operations	67.8	27.1	15.8

Net income	783.8	579.2	562.2
Less: Preferred stock dividends	0.6	0.7	0.7

Income available to common stockholders — basic	783.2	578.5	561.5
Convertible Preferred stock Dividend requirements	0.6	0.7	0.7

Income available to common stockholders — diluted	$783.8	$579.2	$562.2

Weighted average number of common shares outstanding — basic	145.1	145.6	149.4
Conversion of Convertible Preferred stock	1.5	1.6	1.7
Exercise of stock options	3.3	3.1	2.9

Weighted average number of common shares outstanding — diluted	149.9	150.3	154.0

Earnings per common share
Basic
Continuing operations	$4.93	$3.78	$3.65
Discontinued operations	0.47	0.19	0.11

Net earnings per basic share	$5.40	$3.97	$3.76

Diluted
Continuing operations	$4.78	$3.68	$3.55
Discontinued operations	0.45	.18	0.10

Net earnings per diluted share	$5.23	$3.86	$3.65

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

22.	Comprehensive Income

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

(In millions)	Foreign Currency Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2001	$(97.2)	$(18.1)	$(115.3)
Changes during year (net of taxes of $50.1)	21.1	(67.0)	(45.9)

Balance at December 31, 2002	(76.1)	(85.1)	(161.2)
Changes during year (net of taxes of $7.0)	76.0	(4.6)	71.4

Balance at December 31, 2003	(0.1)	(89.7)	(89.8)
Changes during year (net of taxes of $1.0)	52.2	44.0	96.2

Balance at December 31, 2004	$52.1	$(45.7)	$6.4

Included in the foreign currency adjustments balance at December 31, 2004 are total deferred forward foreign exchange contract losses of $9.6 million. (See Note 1)

See Note 5 regarding restatement of the December 31, 2002 foreign currency adjustment and accumulated other comprehensive loss.

23.	RELATED PARTY TRANSACTIONS

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

JBBCo.’s balances related to Future Brands included the following:

(In millions)	2004	2003
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$73.2	$73.5
Investment	9.3	8.2
Accounts payable (commissions)	17.2	14.4
Accrued liabilities	7.2	24.7

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

23.	Related Party Transactions (Continued)

JBBCo.’s balances related to Maxxium included the following:

(In millions)	2004	2003
Accounts receivable	$60.1	$39.4
Investment	64.6	64.9
Accounts payable (expense reimbursement)	13.7	16.0

24.	Pending Litigation

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

24.	Pending Litigation (Continued)

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

There is an increasing volume of asbestos-related personal injury litigation in the United States generally. A subsidiary of the Company, Moen Incorporated, is currently a defendant in approximately 130 cases claiming personal injury from asbestos, and has been dismissed as a defendant in approximately 93 cases and, in most cases, in excess of 75 defendants are named in addition to Moen. All of these suits name multiple defendants in addition to Moen.

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

25.	Environmental

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

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, Illinois

March 4, 2005, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatement discussed in Note 2 and the effects of the discontinued operations discussed in Note 4, as to which the date is February 10, 2006

To The Shareholders Of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K/A is consistent with that in the financial statements.

The internal control over financial reporting of the Company and its subsidiaries is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(a)	Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s internal control over financial reporting was effective as of December 31, 2004, management considered among other things, the restatement related to deferred taxes as discussed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 20 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company reached its decision to restate its previously issued financial statements based on the conclusion that the cumulative impact of the adjustments, if recorded in the current period, would have been material to the current year’s reported net income. Furthermore, the transactions that gave rise to the restatement date back to 1999 and prior and, because the Company had effective controls as of December 31, 2004 over the recording of deferred income taxes related to intangible assets acquired in a purchase business combination, management has concluded that the restatement does not give rise to a material weakness in internal control over financial reporting as of December 31, 2004.

(b)	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

(c)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer referred to above that occurred during the Company’s fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See the information under the caption “Election of Directors” contained in the 2005 Proxy Statement, which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under Item 4A of Part I of this Form 10-K/A.

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

Consolidated Statement of Income for the years ended December 31, 2004, 2003 and 2002 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2004 and 2003 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 contained in Item 8 hereof.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 94.

(3)	Exhibits

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(ii)b to our Quarterly Report on Form 10-Q dated November 12, 2003.

4a1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated June 27, 1989 maintained in Commission File No. 1-9076.

4a2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990 maintained in Commission File No. 1-9076.

4a3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991 maintained in Commission File No. 1-9076.

4b1.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated December 10, 1999.

10a1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 11, 2002.*

10b1.	Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994 maintained in Commission File No. 1-9076.*

10b2.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 11, 1997.*

10b3.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*

10c1.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2003.*

10d1.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 12, 1997.*

10d2.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 1998.*

10d3.	Amendment to Fortune Brands Inc. Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10d1 and 10d2 hereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10d4.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto constituting Exhibits 10d1, 10d2 and 10d3 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2001.*

10e1.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10e2.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan constituting Exhibit 10e1 hereto is incorporated by reference herein to Exhibit 10d1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10f1.	Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 14, 2000.*

10g1.	Fortune Brands, Inc. Supplemental Plan, as Amended, is incorporated herein by reference to Exhibit 10g1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10g2.	Amendment to Fortune Brands, Inc. Supplemental Plan effective December 10, 2002 is incorporated herein by reference to Exhibit 10g2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10h1.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i1.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10i2.	Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10j1.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 maintained in Commission File No. 1-9076.*

10j2.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 maintained in Commission File No. 1-9076.*

10k1.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10l1.	Letter dated August 11, 1995 to the Company with respect to deferred payment of fees from Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to our Quarterly Report on Form 10-Q dated November 9, 1995 maintained in Commission File No. 1-9076.*

10m1.	Form of Agreement between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m2.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by the Company with, Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10m2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10m3.	Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10ml hereto between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m3 of our Form 10-K for the fiscal year ended December 31, 2001.*

10m4.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by the Company with Mark Hausberg and Mark A. Roche incorporated by reference to Exhibit 10m4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10m5.	Amendment effective as of February 3, 2003 to the Agreement constituting Exhibit 10m1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10m6.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10n1.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the agreement constituting Exhibit 10m1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10o1.	Severance and Retirement Agreement dated as of January 1, 2000 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12, 2000.*

10o2.	Amendment dated February 3, 2003 to the Severance and Retirement Agreement constituting Exhibit 10o1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10p1.	Severance Agreement dated as of January 29, 1996 between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December 31, 2001.*

10p2.	Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p2 of our Form 10-K for the fiscal year ended December 31, 2001.*

10p3.	Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between the Company and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10p4.	Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto entered into by the Company with Mark A. Roche incorporated by reference to Exhibit 10p4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10p5.	Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10p6.	Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by the Company with Mark Hausberg incorporated by reference to Exhibit 10p6 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10q1.	Severance Agreement dated as of August 1, 2003 between the Company and Christopher J. Klein is incorporated by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*

10r1.	Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 11, 2000.*

10s1.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10s2.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) (to the Indemnification Agreement dated as of December 22, 1994 among Fortune Brands, Inc., B&W and The American Tobacco Company, constituting Exhibit 10s1 hereto) incorporated by reference herein to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated August 9, 2004.

10t2.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2003.

10u1.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001.

10v1.	Five Year Revolving Credit Agreement dated as of July 8, 2004 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are party thereto, JPMorgan Chase Bank, as Administrative Agent, and Citibank, N.A., as Syndication Agent incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 9, 2004.

10w1.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement for our 2003 Annual Meeting of Stockholders.*

10w2.	Amendment to the 2003 Long-Term Incentive Plan constituting Exhibit 10x1 hereto is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 5, 2004.*

10w3.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10x1 hereto is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10w4.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10x1 hereto is incorporated by reference herein to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10w5.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10x1hereto is incorporated by reference herein to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*

10w6.	Description of award performance measures for 2005-2007 Performance Awards under the Fortune Brands, Inc. 2003 Long-term Incentive Plan is incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2005.*

10x1.	Description of awards approved under the Company’s Annual Executive Incentive Compensation Plan for 2004 is incorporated by reference herein to our Current Report on Form 8-K dated January 28, 2005.*

10x2.	Description of award performance measures under the Company’s Annual Executive Incentive Compensation Plan for 2005 is incorporated by reference herein to our Current Report on Form 8-K dated February 23, 2005.*

10y1.	Description of base salary for Fortune Brands, Inc.’s Named Executive Officers (as defined in Item 402(a)(2) of Regulation S-K of the Securities Act of 1933, as amended) is incorporated by reference herein to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 14, 2005.*

12.	Statement re computation of ratio of earnings to fixed charges.

21.	Subsidiaries of the Company is incorporated by reference herein to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 14, 2005.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K/A.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases is incorporated by reference herein to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 14, 2005.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

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

FORTUNE BRANDS, INC. (The Company)

	By:	/s/ NORMAN H. WESLEY
Date: February 14, 2006		Norman H. Wesley Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NORMAN H. WESLEY	/s/ A. D. DAVID MACKAY*
Norman H. Wesley, Chairman of the Board and Chief Executive Officer (principal executive officer) Date: February 14, 2006	A. D. David Mackay, Director Date: February 14, 2006

/s/ CRAIG P. OMTVEDT	/s/ EUGENE A. RENNA*
Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 14, 2006	Eugene A. Renna, Director Date: February 14, 2006

/s/ NADINE A. HEIDRICH	/s/ J. CHRISTOPHER REYES*
Nadine A. Heidrich, Vice President and Corporate Controller (principal accounting officer) Date: February 14, 2006	J. Christopher Reyes, Director Date: February 14, 2006

/s/ PATRICIA O. EWERS*	/s/ ANNE M. TATLOCK*
Patricia O. Ewers, Director Date: February 14, 2006	Anne M. Tatlock, Director Date: February 14, 2006

/s/ THOMAS C. HAYS*	/s/ DAVID M. THOMAS*
Thomas C. Hays, Director Date: February 14, 2006	David M. Thomas, Director Date: February 14, 2006

/s/ PIERRE E. LEROY*	/s/ PETER M. WILSON*
Pierre E. Leroy, Director Date: February 14, 2006	Peter M. Wilson, Director Date: February 14, 2006

/s/ GORDON R. LOHMAN*
Gordon R. Lohman, Director Date: February 14, 2006

*By:	/s/ MARK A. ROCHE
Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003 and 2002	Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance @ End of Period
2004:
Allowance for cash discounts	$6.3	$61.9			$61.7	(1)	$6.5
Allowance for returns	13.0	116.5			116.7	(1)	12.9
					(0.1	)(4)
Allowance for doubtful accounts	25.0	5.9			8.4	(2)	22.8
					(0.3	)(4)

	$44.3	$184.3			$186.4		$42.2

2003:
Allowance for cash discounts	$6.2	$57.7	0.5	(3)	$57.6	(1)	$6.3
					0.5	(4)
Allowance for returns	10.9	105.3	3.3	(3)	106.1	(1)	13.0
					0.4	(4)
Allowance for doubtful accounts	24.3	9.3	1.9	(3)	10.2	(2)	25.0
					(1.0	)(4)

	$41.4	$172.3	5.7		$175.1		$44.3

2002:
Allowance for cash discounts	$7.1	$61.4			$61.7	(1)	$6.2
					0.6	(4)
Allowance for returns	8.9	108.4			105.9	(1)	10.9
					0.5	(4)
Allowance for doubtful accounts	20.1	6.1	3.6	(3)	5.2	(2)	24.3
					0.3	(4)

	$36.1	$175.9	3.6		$174.2		$41.4

(1)	Cash discounts and returns allowed to customers.

(2)	Doubtful accounts written off, net of recoveries.

(3)	Balance at acquisition date of subsidiaries.

(4)	Foreign exchange rate changes.