Form 10-Q/A
period 2005-03-31
FORTUNE BRANDS INC
filed 2006-02-17
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

Filing Date: February 17, 2006

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 1-9076

FORTUNE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-3295276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Tower Parkway, Lincolnshire, Illinois (Address of principal executive offices)	60069-3640 (Zip Code)

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

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-Q/A which amends and restates the Company’s Form 10-Q for the three month period ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2005 (the “Original Filing”), is being filed to reflect the restatement of the financial statements as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2005 and 2004 and the related disclosures. This Amendment No. 1 also presents the 2005 spin-off of ACCO World Corporation as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

This restatement is consistent with the restatement of the Company’s 2004 Form 10-K amended and filed on February 14, 2006, as well as the consolidated balance sheet included in the Company’s 2005 year-end press Release of February 7, 2006. As with these prior disclosures, this restatement is to recognize deferred tax liabilities, primarily on identifiable intangible assets acquired prior to 1993. All adjustments are non-cash and are immaterial to the company’s results of operations for the three months ended March 31, 2005 and 2004.

This Form 10-Q/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-Q/A solely amends and restates certain information in Items 1, 2, and 4 of Part I of the Original Filing. This Form 10-Q/A also refiles Exhibit 12 regarding the ratio of earnings to fixed charges and updates all CEO and CFO certifications.

During the preparation of our 2005 financial statements, it was determined that the Company did not establish deferred taxes for certain identifiable intangible assets acquired prior to the implementation of FAS 109, “Accounting for Income Taxes,” which was effective for our fiscal year beginning January 1, 1993. In addition, the Company did not appropriately record certain deferred tax liabilities on intangible assets acquired subsequent to the implementation of FAS 109. This restatement corrects the accounting for the errors and includes the rollforward effect of the restatement on stockholders’ equity. The restatement did not have an effect on the statements of income and statements of cash flow presented in this Form 10-Q/A.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement and the discontinued operations), and such forward looking statements should be read in their historical context.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	Restated
	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$121.6	$85.1
Accounts receivable, net	848.9	787.8

Inventories
Bulk whiskey	272.3	268.1
Other raw materials, supplies and work in process	286.6	285.8
Finished products	389.6	361.8

	948.5	915.7

Other current assets	282.2	256.8
Current assets of discontinued operations	545.3	596.5

Total current assets	2,746.5	2,641.9

Property, plant and equipment, net	1,221.6	1,219.5

Goodwill resulting from business acquisitions	2,004.3	2,005.1

Other intangible assets resulting from business acquisitions, net	1,225.3	1,232.1

Other assets	410.4	417.8

Non-current assets of discontinued operations	368.4	367.2

Total assets	$7,976.5	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	Restated
	March 31, 2005	December 31, 2004
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$26.5	$23.0
Commercial paper	771.6	646.8
Current portion of long-term debt	0.3	0.4
Accounts payable	273.1	271.2
Accrued taxes	219.2	181.8
Accrued customer programs	87.7	151.0
Accrued salaries, wages and other compensation	94.9	158.7
Accrued expenses and other liabilities	277.8	286.4
Current liabilities of discontinued operations	233.6	316.7

Total current liabilities	1,984.7	2,036.0

Long-term debt	1,237.4	1,239.5
Deferred income	139.5	146.3
Deferred income taxes	461.3	445.5
Other liabilities	450.1	452.2
Long-term liabilities of discontinued operations	70.0	75.4

Total liabilities	4,343.0	4,394.9

Minority interest in consolidated subsidiaries	358.5	358.0

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	7.0	7.1
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	166.3	155.8
Accumulated other comprehensive income	7.1	6.4
Retained earnings	5,551.9	5,447.2
Treasury stock, at cost	(3,174.7)	(3,203.2)

Total stockholders’ equity	3,275.0	3,130.7

Total liabilities and stockholders’ equity	$7,976.5	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

for the Three Months Ended March 31, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$1,517.8	1,436.9
Cost of products sold	836.5	769.6
Excise taxes on spirits and wine	64.8	78.5
Advertising, selling, general and administrative expenses	376.7	360.0
Amortization of intangibles	8.2	10.7
Restructuring charges	—	2.5

Operating income	231.6	215.6

Interest expense	19.1	19.1
Other income, net	(13.0)	(18.9)

Income from continuing operations before income taxes and minority interests	225.5	215.4

Income taxes	78.0	79.9
Minority interests	4.9	4.5

Income from continuing operations	142.6	131.0

Income from discontinued operations	10.1	8.7

Net income	$152.7	$139.7

Earnings per common share
Basic
Continuing operations	$0.98	$0.89
Discontinued operations	0.07	0.06

Net earnings	$1.05	$0.95

Diluted
Continuing operations	$0.95	$0.87
Discontinued operations	0.07	0.05

Net earnings	$1.02	$0.92

Dividends paid per common share	$0.33	$0.30

Average number of common shares outstanding
Basic	144.8	146.3

Diluted	149.6	151.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

for the Three Months Ended March 31, 2005 and 2004

(In millions)

(Unaudited)

	2005	2004
Operating activities
Net income	$152.7	$139.7
Restructuring charges	—	1.2
Depreciation and amortization	55.2	59.6
Deferred income taxes	17.8	9.2
Increase in accounts receivable	(9.2)	(69.7)
Increase in inventories	(43.4)	(10.8)
Decrease in accounts payable, accrued expenses and other liabilities	(236.2)	(110.3)
Increase in accrued taxes	48.3	63.1
Tax benefit on exercise of stock options	8.3	11.7
Other operating activities, net	(30.6)	(9.8)

Net cash (used) provided from operating activities	(37.1)	83.9

Investing activities
Additions to property, plant and equipment	(50.3)	(52.1)
Proceeds from the disposition of property, plant and equipment	2.5	2.3
Other investing	0.4	—

Net cash used by investing activities	(47.4)	(49.8)

Financing activities
Increase in short-term debt, net	128.7	117.9
Dividends paid to stockholders	(48.0)	(44.1)
Repayment of long-term debt	(0.2)	(0.2)
Cash purchases of common stock for treasury	—	(67.9)
Proceeds received from exercise of stock options	28.7	23.6
Other financing activities, net	(6.2)	(17.4)

Net cash provided by financing activities	103.0	11.9

Effect of foreign exchange rate changes on cash	4.0	1.5

Net increase in cash and cash equivalents	22.5	47.5

Cash and cash equivalents at beginning of period	164.9	104.6

Cash and cash equivalents at end of period (1)	$187.4	$152.1

(1)	Includes cash and cash equivalents of discontinued operations as of March 31, 2005 and 2004 of $65.8 million and $66.1 million, respectively, which are included in the balance sheet in current assets of discontinued operations.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the Three Months Ended March 31, 2005 and 2004

(In millions except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Restated Retained Earnings	Treasury Stock, At Cost	Restated Total
Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,846.9	$(2,968.1)	$2,640.6
Comprehensive income
Net income	—	—	—	—	139.7	—	139.7
Changes during the period	—	—	—	9.6	—	—	9.6

Total comprehensive income	—	—	—	9.6	139.7	—	149.3

Dividends ($0.30 per Common share and $0.6675 per Preferred share)	—	—	—	—	(44.1)	—	(44.1)
Purchases (1.0 shares)	—	—	—	—	—	(69.1)	(69.1)
Tax benefit on exercise of stock options	—	—	11.7	—	—	—	11.7
Conversion of preferred stock
(<0.1 shares) and delivery of stock plan shares (0.8 shares)	(0.1)	—	(2.3)	—	—	28.2	25.8

Balance at March 31, 2004	$7.4	$717.4	$136.1	$(80.2)	$4,942.5	$(3,009.0)	$2,714.2

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7
Comprehensive income
Net income	—	—	—	—	152.7	—	152.7
Changes during the period	—	—	—	0.7	—	—	0.7

Total comprehensive income	—	—	—	0.7	152.7	—	153.4

Dividends ($0.33 per Common share and $0.6675 per Preferred share)	—	—	—	—	(48.0)	—	(48.0)
Tax benefit on exercise of stock options	—	—	8.3	—	—	—	8.3
Conversion of preferred stock
(<0.1 shares) and delivery of stock plan shares (0.7 shares)	(0.1)	—	2.2	—	—	28.5	30.6

Balance at March 31, 2005	$7.0	$717.4	$166.3	$7.1	$5,551.9	$(3,174.7)	$3,275.0

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

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes incorporated by reference in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were reclassified and separately stated in the accompanying consolidated statements of income for the three months ended March 31, 2005 and 2004. The assets and liabilities of this discontinued operation were reclassified in the accompanying consolidated balance sheets as of December 31, 2004 and March 31, 2005. The cash flows from discontinued operations for the three months ending March 31, 2005 and 2004 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was restated to exclude discontinued operations.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Restatement

This restatement is consistent with the 2004 Form 10-K/A restatement filed on February 14, 2006. As with the 2004 Form 10-K/A filing, this restatement is to recognize deferred tax liabilities, primarily on identifiable intangible assets acquired prior to 1993. All adjustments are non-cash and are immaterial to the Company’s results of operations for 2005 and 2004.

During the preparation of our 2005 financial statements, it was determined that the Company did not establish deferred taxes for certain identifiable intangible assets acquired prior to the implementation of FAS 109, “Accounting for Income Taxes,” which was effective for our fiscal year beginning January 1, 1993. In addition, the Company did not appropriately record certain deferred tax liabilities on intangible assets acquired subsequent to the implementation of FAS 109. This restatement corrects the accounting for the errors and includes the rollforward effect of the restatement on stockholders’ equity. The cumulative effect of correcting these errors increased deferred tax liabilities by $78.9 million and decreased 2004 opening retained earnings by $78.9 million. There was no effect of the restatement on the statements of income and statements of cash flow presented in this Form 10-Q/A.

3.	Stock-Based Compensation

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

5.	Subsequent Event – Discontinued Operations

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

The following table summarizes the results of the discontinued operations for the three months ended March 31, 2005 and 2004.

(in millions)	Three Months Ended March 31,
	2005	2004
Net sales	$275.2	$270.9
Income from discontinued operations before income taxes	$20.1	$11.3
Income taxes	10.0	2.6

Income from discontinued operations, net of income taxes	$10.1	$8.7

The lower effective rate for the three months ended March 31, 2005 results primarily from 2004 utilization of net operating loss carryforwards against certain foreign income.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Subsequent Event – Discontinued Operations (Continued)

The following table summarizes the major classes of assets and liabilities of ACCO World Corporation, which are now reflected as a discontinued operation on the consolidated balance sheet at December 31, 2004 and March 31, 2005:

(in millions)	March 31, 2005	December 31, 2004
Cash	$65.8	$79.8
Accounts receivable, net	266.0	320.1
Inventories	182.1	172.4
Other current assets	31.4	24.2

Total current assets	545.3	596.5
Property, plant and equipment, net	158.1	158.6
Identifiable intangibles, net	116.4	117.0
Other assets	93.9	91.6

Total assets	$913.7	$963.7

Accounts payable	$100.3	$120.6
Other current liabilities	133.3	196.1

Total current liabilities	233.6	316.7
Other liabilities (including minority interests)	70.0	75.4

Total liabilities	$303.6	$392.1

6.	Acquisitions

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

Change in the net carrying amount of goodwill by segment are as follows:

(In millions)	Balance at December 31, 2004	Translation Adjustments	Balance at March 31, 2005
Home and Hardware	$1,726.3	$0.6	$1,726.9
Spirits and Wine	265.6	—	265.6
Golf	13.2	(1.4)	11.8
	$2,005.1	$(0.8)	$2,004.3

We also had indefinite-lived intangibles, principally tradenames, of $690.2 million as of March 31, 2005 and $701.8 million as of December 31, 2004.

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful lives, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $691.7 million and $156.6 million, respectively, as of March 31, 2005, compared to $677.2 million and $146.9 million, respectively, as of December 31, 2004.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Goodwill and Other Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2005 and December 31, 2004 are as follows:

	As of March 31, 2005				As of December 31, 2004
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$764.4	$(74.2	) (1)	$690.2	$780.1	$(78.3	) (1)	701.8

Amortizable intangible assets
Tradenames	343.4	(111.7)		231.7	331.0	(108.1)		222.9
Customer and contractual relationships	257.6	(33.6)		224.0	255.5	(28.8)		226.7
Patents/proprietary technology	75.4	(7.1)		68.3	75.4	(5.9)		69.5
Licenses and other	15.3	(4.2)		11.1	15.3	(4.1)		11.2

Total	691.7	(156.6)		535.1	677.2	(146.9)		530.3

Total identifiable intangibles	$1,456.1	$(230.8)		$1,225.3	1,457.3	$(225.2)		$1,232.1

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $8.2 million and $10.7 million for the three months ended March 31, 2005 and 2004, respectively. The decrease was primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the Therma-Tru acquisition.

8.	Income Taxes

In the first quarter of 2005, we recorded a tax benefit of $0.6 million associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004.

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

In the third quarter, the Company completed the spin-off of the Office segment. Historical information on business segments was restated to exclude this discontinued operation. Refer to Note 5, “Subsequent Event – Discontinued Operation” for additional information on this discontinued operation.

Net sales for the three months ended March 31, 2005 and 2004 by segment are as follows:

(In millions)	2005	2004	% Change Vs. Prior Year
Home and Hardware	$902.5	$821.5	9.9%
Spirits and Wine	272.7	276.5	(1.4)
Golf	342.6	338.9	1.1

Net Sales	$1,517.8	$1,436.9	5.6%

Operating income for the three months ended March 31, 2005 and 2004 by segment are as follows:

(In millions)	2005	2004	% Change Vs. Prior Year
Home and Hardware	$124.5	$113.7	9.5%
Spirits and Wine	68.5	66.8	2.5
Golf	56.7	51.0	11.2

Less:
Corporate expenses	18.1	15.9	13.8

Operating Income	$231.6	$215.6	7.4%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(In millions, except for per share amounts)	2005	2004
Income from continuing operations	$142.6	$131.0
Income from discontinued operations	10.1	8.7

Net Income	$152.7	$139.7
Less: Preferred stock dividends	0.1	0.2

Income available to common stockholders - basic	152.6	139.5
Convertible Preferred stock dividend requirements	0.1	0.2

Income available to common stockholders - diluted	$152.7	$139.7

Weighted average number of common shares outstanding - basic	144.8	146.3
Conversion of Convertible Preferred Stock	1.4	1.5
Exercise of stock options	3.4	3.4

Weighted average number of common shares outstanding – diluted	149.6	151.2

Earnings per common share
Basic
Continuing operations	$0.98	$0.89
Discontinued operations	0.07	0.06
Net earning per basic share	$1.05	$0.95
Diluted
Continuing operations	$0.95	$0.87
Discontinued operations	0.07	0.05
Net earnings per basic share	$1.02	$0.92

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$9.3	$8.1	$0.9	$0.8
Interest cost	15.5	14.4	2.6	2.6
Expected return on plan assets	(19.5)	(17.7)	—	—
Amortization of prior service cost	0.9	0.9	—	—
Amortization of net loss	3.9	2.8	0.3	0.3

Net periodic benefit cost	$10.1	$8.5	$3.8	$3.7

12.	Guarantees and Commitments

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Guarantees and Commitments (Continued)

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

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the three months ended March 31, 2005 and 2004:

(In millions)	Three Months Ended March 31,
	2005	2004
Balance at the beginning of the period	$(16.1)	$(12.9)
Provision for warranties issued	(8.5)	(7.7)
Settlements made (in cash or in kind)	7.7	6.7

Balance at the end of the period	$(16.9)	$(13.9)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Restructuring-Related Charges

In 2004, we recorded the final charges for all restructuring programs.

Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for the three months ended March 31, 2004 were:

	Three Months Ended March 31, 2004
(In millions)	Restructuring Charges	Restructuring-Related Cost of Sales Charges
Home and Hardware	$0.1	$0.3
Golf	—	2.1

	$0.1	$2.4

Home and Hardware charges in 2004 related to workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities.

Golf restructuring-related charges related to the consolidation of golf ball manufacturing.

Reconciliation of Restructuring Liability

The restructuring liability as of March 31, 2005 and December 31,2004 was not material.

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

Item 2.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2005

Compared to the Three Months Ended March 31, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year
Home and Hardware	$902.5	$821.5	9.9%
Spirits and Wine	272.7	276.5	(1.4)
Golf	342.6	338.9	1.1

Net Sales	$1,517.8	$1,436.9	5.6%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$124.5	$113.7	9.5%
Spirits and Wine	68.5	66.8	2.5
Golf	56.7	51.0	11.2
Less:
Corporate expenses	18.1	15.9	13.8

Operating Income	$231.6	$215.6	7.4%

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

On August 16, 2005, we completed the spin-off of the Office business, ACCO World Corporation, to our shareholders. See Note 5, “Subsequent Event - Discontinued Operations,” to our condensed consolidated financial statements. As a result of the spin-off of the Office business, the operating results of the Office business prior to the spin-off are presented as discontinued operations. See Note 1, “Basis of Presentation and Principles of Consolidation,” and Note 5, “Subsequent Event - Discontinued Operations,” to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

FIRST QUARTER 2005 COMPARED TO 2004

In the first quarter, Fortune Brands achieved a 6% increase in net sales and 9% growth in net income. Our first quarter sales increase was driven by:

•	strong growth in Home and Hardware,

•	successful new products and line extensions and expanded customer relationships,

•	select price increases implemented last year to help offset commodity cost increases, and

•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume,

•	efficiency of our supply chains, and

•	the absence of restructuring and restructuring-related charges.

Net Sales

Net sales increased $80.9 million, or 6%, to $1.5 billion. Sales benefited from:

•	newly introduced products and line extensions in the Golf and Home & Hardware businesses ($124 million in total),

•	price increases implemented last year (in the range of $25 million) to help offset commodity cost increases,

•	expanded customer relationships,

•	the net impact ($6 million in aggregate) of acquisitions (primarily Sentinel doors) and dispositions, and

•	favorable foreign exchange ($13 million).

The increase in net sales was partly offset by:

•	lower sales ($74 million) of certain products being discontinued in the Golf business and lower sales of certain spirits products in the U.S. because of distributor buy-in last year in advance of a price increase, and

•	lower excise taxes as a result of a mix shift in Spirits and Wine ($14 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Cost of products sold

Cost of products sold increased $66.9 million, or 9%, on the higher net sales and increased costs for major commodities (in the range of $20 - 25 million), particularly steel and particleboard. Cost of products sold benefited from favorable mix in the Golf business and supply chain efficiencies.

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

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $16.7 million, or 5%, as a result of higher sales, increased advertising for new product introductions and higher Jim Beam brand investment, partly offset by lower bad debt expense ($4 million), primarily in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles decreased $2.5 million to $8.2 million primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the Therma-Tru acquisition.

Restructuring charges

For the three months ended March 31, 2005, we did not record any restructuring charges. For the three months ended March 31, 2004, we recorded pre-tax restructuring charges of $2.5 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs.

Interest expense

Interest expense was unchanged at $19.1 million.

Other income, net

Other income, net decreased $5.9 million to $13.0 million due primarily to the absence of last year’s Beam warehouse fire insurance proceeds.

Income taxes

Income taxes decreased $1.9 million, or 2%. The reported effective income tax rate for the three months ended March 31, 2005 and March 31, 2004 was 34.6% and 37.1%, respectively. The lower effective rate primarily relates to a reduction of taxable foreign dividends as well as a geographic shift in business mix.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income

Net income was $152.7 million, or $1.05 per basic share and $1.02 per diluted share, for the three months ended March 31, 2005 compared to net income of $139.7 million, or $0.95 basic and $0.92 diluted per share, for the three months ended March 31, 2004. Income from continuing operations increased $11.6 million, or 8.9%, primarily as a result of higher sales volume. Income from discontinued operations increased $1.4 million, or 16%, primarily as a result of the absence of restructuring-related charges and supply chain efficiencies.

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

Spirits and Wine (Continued)

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

Capitalization

Total debt increased $126.4 million during the three-month period ended March 31, 2005 to $2.0 billion. The ratio of total debt to total capital increased slightly to 35.9% at March 31, 2005 from 35.4% at December 31, 2004 as a result of first quarter cash used from operating activities (see “- Cash Flows” above).

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

Spin-off of Office Business

As a part of the spin-off of the Office business, ACCO World Corporation (the Office business) paid a cash dividend of $625 million, of which Fortune Brands received $613 million and the minority shareholder received $12 million. The spin-off is not expected to have a material impact on long-term liquidity.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q/A contains statements relating to future results. They are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update them. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES.

(a) Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of March 31, 2005, management considered, among other things, the restatement related to deferred taxes as discussed in Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A. Management has concluded that the restatement does not give rise to a material weakness in internal control over financial reporting as of March 31, 2005 because the transactions that gave rise to the restatement date back to 1999 and prior and because the Company had effective controls as of March 31, 2005 over the recording of deferred income taxes related to intangible assets acquired in purchase business combinations. This conclusion was made after also reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 20 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company reached its decision to restate its previously issued financial statements based on the conclusion that the cumulative impact of the adjustments, if recorded in the current period, would have been material to the current year’s reported net income.

(b) Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

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

Pending Cases

There are no pending smoking and health proceedings in which the Company has been named as a defendant other than those previously reported in Exhibit 99.1 of the Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Reference is made to Note 16, “Pending Litigation” in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this amended Quarterly Report on Form 10-Q/A.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2005:

Three Months Ended March 31, 2005	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum number of shares that may yet be purchased under the programs (1)
January	342	$76.67	—	6,147,100
February	702	83.83	—	10,000,000
March	452	81.10	—	10,000,000

Total	1,496	$81.37	—

(1)	None of the shares purchased by the Company between January 1, 2005 and February 28, 2005 were acquired in open market transactions pursuant to a prior share repurchase program that the Company’s Board of Directors approved on February 24, 2004 and publicly announced through the filing of a Form 8-K that same day. The prior share repurchase program authorized the Company to purchase up to 5,000,000 shares from March 1, 2004 to February 28, 2005. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2005 to the extent the Executive Committee determines it appropriate.

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

FORTUNE BRANDS, INC. (Registrant)

Date: February 17, 2006	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
2.1	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

2.2	Distribution Agreement dated March 15, 2005 between the Company and ACCO World Corporation incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.1	Long-Term Incentive Plan Payment Matrix for the 2005-2007 payment period incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.2	Voting Agreement dated March 15, 2005 among the Company, ACCO World Corporation and Lane Industries, Inc. incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.3	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan incorporated herein by reference to Exhibit A to Fortune Brands, Inc.’s Definitive Proxy Statement filed on March 14, 2005 in connection with its 2005 Annual Meeting of Stockholders.*

12	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.