Form 10-Q/A
period 2005-06-30
FORTUNE BRANDS INC
filed 2006-02-17
CIK 789073

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

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-Q/A which amends and restates the Company’s Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005 (the “Original Filing”), is being filed to reflect the restatement of the financial statements and the related disclosures as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2005 and 2004. This Amendment No. 1 also presents the 2005 spin-off of ACCO World Corporation as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

This restatement is consistent with the restatement of the Company’s 2004 Form 10-K amended and filed on February 14, 2006, as well as the consolidated balance sheet included in the Company’s 2005 year-end press release of Febuary 7, 2006. As with these prior disclosures, this restatement is to recognize deferred tax liabilities, primarily on identifiable intangible assets acquired prior to 1993. All adjustments are non-cash and are immaterial to the company’s results of operations for the three and six months ended June 30, 2005 and 2004.

This Form 10-Q/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-Q/A solely amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing. This Form 10-Q/A also refiles Exhibit 12 regarding the ratio of earnings to fixed charges and updates all CEO and CFO certifications.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	Restated
	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$133.9	$85.1
Accounts receivable, net	952.8	787.8
Inventories
Bulk whiskey	279.6	268.1
Other raw materials, supplies and work in process	291.3	285.8
Finished products	357.1	361.8

	928.0	915.7
Other current assets	259.3	256.8
Current assets of discontinued operations	504.7	596.5

Total current assets	2,778.7	2,641.9
Property, plant and equipment, net	1,226.5	1,219.5
Goodwill resulting from business acquisitions	2,008.6	2,005.1
Other intangible assets resulting from business acquisitions, net	1,216.8	1,232.1
Other assets	364.3	417.8
Non-current assets of discontinued operations	361.5	367.2

Total assets	$7,956.4	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

	Restated
	June 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$15.9	$23.0
Commercial paper	503.7	646.8
Current portion of long-term debt	0.3	0.4
Accounts payable	279.0	271.2
Accrued taxes	247.2	181.8
Accrued customer programs	128.5	151.0
Accrued salaries, wages and other compensation	128.3	158.7
Accrued expenses and other liabilities	285.0	286.4
Current liabilities of discontinued operations	247.3	316.7

Total current liabilities	1,835.2	2,036.0
Long-term debt	1,238.4	1,239.5
Deferred income Deferred income taxes	396.1 428.3	146.3 445.5
Other liabilities	201.2	452.2
Long-term liabilities of discontinued operations	71.2	75.4
Total liabilities	4,170.4	4,394.9

Minority interest in consolidated subsidiaries	356.2	358.0
Stockholders’ equity $2.67 Convertible Preferred stock – redeemable at Company’s option	6.9	7.1
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	177.0	155.8
Accumulated other comprehensive (loss) income	(26.2)	6.4
Retained earnings	5,704.0	5,447.2
Treasury stock, at cost	(3,149.3)	(3,203.2)

Total stockholders’ equity	3,429.8	3,130.7

Total liabilities and stockholders’ equity	$7,956.4	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$3,300.6	$3,057.6
Cost of products sold	1,796.5	1,647.2
Excise taxes on spirits and wine	136.1	143.5
Advertising, selling, general and administrative expenses	787.5	729.0
Amortization of intangibles	16.4	18.8
Restructuring charges	—	7.4

Operating income	564.1	511.7

Interest expense	39.2	38.4
Other expense (income), net	13.8	(25.8)

Income from continuing operations before income taxes and minority interests	511.1	499.1
Income taxes	175.7	185.5
Minority interests	9.0	8.6

Income from continuing operations	326.4	305.0

Income from discontinued operations, net of tax	26.6	2.5

Net income	$353.0	$307.5

Earnings per common share
Basic
Continuing operations	$2.25	$2.09
Discontinuing operations	0.18	0.01

Net earnings	$2.43	$2.10

Diluted
Continuing operations	$2.18	$2.02
Discontinuing operations	0.17	0.02

Net earnings	$2.35	$2.04

Dividends paid per common share	$0.66	$0.60

Average number of common shares outstanding
Basic	145.1	146.0

Diluted	150.0	151.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
Net sales	$1,782.8	$1,620.7
Cost of products sold	960.0	877.6
Excise taxes on spirits and wine	71.3	65.0
Advertising, selling, general and administrative expenses	410.8	369.0
Amortization of intangibles	8.2	8.1
Restructuring charges	—	4.9

Operating income	332.5	296.1

Interest expense	20.1	19.3
Other expense (income), net	26.8	(6.9)

Income from continuing operations before income taxes and minority interests	285.6	283.7
Income taxes	97.7	105.6
Minority interests	4.1	4.1

Income from continuing operations	183.8	174.0
Income (loss) from discontinued operations, net of tax	16.5	(6.2)

Net income	$200.3	$167.8

Earnings per common share
Basic
Continuing operations	$1.26	$1.19
Discontinuing operations	0.12	(0.04)

Net earnings	$1.38	$1.15

Diluted
Continuing operations	$1.22	$1.15
Discontinuing operations	0.11	(0.04)

Net earnings	$1.33	$1.11

Dividends paid per common share	$0.33	$0.30

Average number of common shares outstanding
Basic	145.5	145.8

Diluted	150.3	150.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(In millions)

(Unaudited)

	2005	2004
Operating activities
Net income	$353.0	$307.5
Restructuring charges	—	6.9
Depreciation and amortization	111.6	114.8
Deferred income taxes	(2.9)	6.0
Increase in accounts receivable	(123.0)	(153.7)
Increase in inventories	(29.1)	(32.6)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(121.6)	0.1
Increase in accrued taxes	83.5	96.4
Tax benefit on exercise of stock options	18.2	17.3
Other operating activities, net	43.1	(5.6)

Net cash provided from operating activities	332.8	357.1

Investing activities
Additions to property, plant and equipment	(104.8)	(100.7)
Proceeds from the disposition of property, plant and equipment	3.7	17.9
Acquisitions, net of cash acquired	(9.4)	(22.3)
Cash paid for call options	(35.7)	—
Other investing activities, net	(1.0)	—

Net cash used by investing activities	(147.2)	(105.1)

Financing activities
Increase (decrease) in short-term debt, net	(148.7)	97.0
Dividends paid to stockholders	(96.2)	(88.2)
Repayment of long-term debt	(0.2)	(0.3)
Cash purchases of common stock for treasury	—	(198.2)
Proceeds received from exercise of stock options	54.3	30.2
Other financing activities, net	(4.8)	(8.7)

Net cash used by financing activities	(195.6)	(168.2)

Effect of foreign exchange rate changes on cash	(2.8)	(5.0)

Net increase (decrease) in cash and cash equivalents	(12.8)	78.8
Cash and cash equivalents at beginning of period	164.9	104.6

Cash and cash equivalents at end of period (1)	$152.1	$183.4

(1)	Includes cash and cash equivalents as of June 30, 2005 and 2004 of $18.2 million and $78.7 million, respectively, which is included in the balance sheet in current assets of discontinued operations.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Restated Retained Earnings	Treasury Stock, At Cost	Restated Total
Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,846.9	$(2,968.1)	$2,640.6
Comprehensive income
Net income	—	—	—	—	307.5	—	307.5
Changes during the period	—	—	—	2.2	—	—	2.2

Total comprehensive income	—	—	—	2.2	307.5	—	309.7

Dividends ($0.30 per Common share and $0.6675 per Preferred share)	—	—	—	—	(88.2)	—	(88.2)
Purchases (1.0 shares)	—	—	—	—	—	(202.0)	(202.0)
Tax benefit on exercise of stock options	—	—	17.3	—	—	—	17.3
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.0 shares)	(0.2)	—	(3.1)	—	—	36.2	32.9

Balance at June 30, 2004	$7.3	$717.4	$140.9	$(87.6)	$5,066.2	$(3,133.9)	$2,710.3

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7
Comprehensive income
Net income	—	—	—	—	353.0	—	353.0
Changes during the period	—	—	—	(32.6)	—	—	(32.6)

Total comprehensive income	—	—	—	(32.6)	353.0	—	320.4

Dividends ($0.33 per Common share and $0.6675 per Preferred share)	—	—	—	—	(96.2)	—	(96.2)
Tax benefit on exercise of stock options	—	—	18.2	—	—	—	18.2
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.4 shares)	(0.2)	—	3.0	—	—	53.9	56.7

Balance at June 30, 2005	$6.9	$717.4	$177.0	$(26.2)	$5,704.0	$(3,149.3)	$3,429.8

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

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q/A and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes incorporated by reference in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were reclassified and separately stated in the accompanying consolidated statements of income for the six and three months ended June 30, 2005 and 2004. The assets and liabilities of this discontinued operation were reclassified in the accompanying consolidated balance sheets as of December 31, 2004 and June 30, 2005. The cash flows from discontinued operations for the six months ending June 30, 2005 and 2004 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was restated to exclude discontinued operations.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Recently Issued Accounting Standards (Continued)

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

5.	Subsequent Event - Discontinued Operations

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Subsequent Event - Discontinued Operations (Continued)

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

The following table summarizes the results of the discontinued operations for the six and three months ended June 30, 2005 and 2004.

(in millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net sales	$562.4	$539.9	$287.2	$268.8
Income (loss) from discontinued operations before income taxes	$44.2	$9.2	$24.1	$(2.1)
Income taxes	17.6	6.7	7.6	4.1

Income (loss) from discontinued operations, net of income taxes	$26.6	$2.5	$16.5	$(6.2)

The lower effective tax rate for the six and three months ended June 30, 2004 resulted primarily from utilization of net operating loss carryforwards against certain foreign income.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Subsequent Event - Discontinued Operations (Continued)

The following table summarizes the major classes of assets and liabilities of ACCO World Corporation, which are now reflected as a discontinued operation on the consolidated balance sheet at December 31, 2004 and June 30, 2005:

(in millions)	June 30, 2005	December 31, 2004
Cash	$18.2	$79.8
Accounts receivable, net	267.0	320.1
Inventories	187.8	172.4
Other current assets	31.7	24.2

Total current assets	504.7	596.5
Property, plant and equipment, net	155.6	158.6
Identifiable intangibles, net	115.2	117.0
Other assets	90.7	91.6

Total assets	$866.2	$963.7

Accounts payable	$0.9	$120.6
Other current liabilities	246.4	196.1

Total current liabilities	247.3	316.7
Other liabilities (including minority interests)	71.2	75.4

Total liabilities	$318.5	$392.1

6.	Acquisitions

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

The change in the net carrying amount of goodwill by segment is as follows:

(In millions)	Balance at December 31, 2004	Acquisitions	Translation Adjustments	Balance at June 30, 2005
Home and Hardware	$1,726.3	$4.6	$0.3	$1,731.2
Spirits and Wine	265.6	—	—	265.6
Golf	13.2	—	(1.4)	11.8

	$2,005.1	$4.6	$(1.1)	$2,008.6

We also had indefinite-lived intangibles, principally tradenames, of $690.2 million as of June 30, 2005 and $701.8 million as of December 31, 2004.

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful lives, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $691.4 million and $164.8 million, respectively, as of June 30, 2005, compared to $677.2 million and $146.9 million, respectively, as of December 31, 2004.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Goodwill and Other Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2005 and December 31, 2004 are as follows:

	As of June 30, 2005				As of December 31, 2004
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$764.4	$(74.2	)(1)	$690.2	$780.1	$(78.3	)(1)	$701.8
Amortizable intangible assets
Tradenames	343.3	(114.0)		229.3	331.0	(108.1)		222.9
Customer and contractual relationships	257.4	(38.2)		219.2	255.5	(28.8)		226.7
Patents/proprietary technology	75.4	(8.4)		67.0	75.4	(5.9)		69.5
Licenses and other	15.3	(4.2)		11.1	15.3	(4.1)		11.2

Total	691.4	(164.8)		526.6	677.2	(146.9)		530.3
Total identifiable intangibles	$1,455.8	$(239.0)		$1,216.8	$1,457.3	$(225.2)		$1,232.1

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $16.4 million and $18.8 million for the six months ended June 30, 2005 and 2004, respectively. Intangible amortization was $8.2 million and $8.1 million for the three months ended June 30, 2005 and 2004, respectively. The decrease for the six months ended June 30, 2005 was primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition.

8.	Income Taxes

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

Net sales and operating income for the six months ended June 30, 2005 and 2004 by segment are as follows:

	Six Months Ended June 30,
(In millions)	2005	2004	% Change Vs. Prior Year
Net Sales
Home and Hardware	$1,951.4	$1,774.3	10.0%
Spirits and Wine	563.4	536.5	5.0
Golf	785.8	746.8	5.2

Net Sales	$3,300.6	$3,057.6	7.9%

Operating Income
Home and Hardware	$303.8	$274.9	10.5%
Spirits and Wine	147.2	142.7	3.2
Golf	149.3	124.7	19.7
Less:
Corporate expenses	36.2	30.6	18.3

Operating Income	$564.1	$511.7	10.2%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended June 30, 2005 and 2004 by segment are as follows:

	Three Months Ended June 30,
(In millions)	2005	2004	% Change Vs. Prior Year
Net Sales
Home and Hardware	$1,048.9	$952.8	10.1%
Spirits and Wine	290.7	260.0	11.8
Golf	443.2	407.9	8.7

Net Sales	$1,782.8	$1,620.7	10.0%

Operating Income

Home and Hardware	$179.3	$161.2	11.2%
Spirits and Wine	78.7	75.9	3.7
Golf	92.6	73.7	25.6
Less:

Corporate expenses	18.1	14.7	23.1

Operating Income	$332.5	$296.1	12.3%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions, except for per share amounts)	2005	2004	2005	2004
Income from continuing operations	$326.4	$305.0	$183.8	$174.0
Income from discontinued operations	26.6	2.5	16.5	(6.2)

Net income	353.0	307.5	200.3	167.8
Less: Preferred stock dividends	0.3	0.3	0.2	0.2

Income available to common stockholders - basic	352.7	307.2	200.1	167.6
Convertible Preferred stock dividends	0.3	0.3	0.2	0.2

Income available to common stockholders – diluted	$353.0	$307.5	$200.3	$167.8

Weighted average number of common shares outstanding – basic	145.1	146.0	145.5	145.8
Conversion of Convertible Preferred stock	1.4	1.5	1.4	1.5
Exercise of stock options	3.5	3.5	3.4	3.4

Weighted average number of common shares outstanding – diluted	150.0	151.0	150.3	150.7

Earnings per common share
Basic
Continuing operations	$2.25	$2.09	$1.26	$1.19
Discontinued operations	0.18	0.01	0.12	(0.04)

Net earnings per basic share	$2.43	$2.10	$1.38	$1.15
Diluted
Continuing operations	$2.18	$2.02	$1.22	$1.15
Discontinued operations	0.17	0.02	0.11	(0.04)

Net earnings per diluted share	$2.35	$2.04	$1.33	$1.11

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$18.7	$16.3	$1.8	$1.7
Interest cost	31.0	28.8	5.1	5.3
Expected return on plan assets	(39.0)	(35.4)	—	—
Amortization of prior service cost	1.8	1.7	(0.1)	—
Amortization of net loss	7.7	5.5	0.7	0.5

Net periodic benefit cost	$20.2	$16.9	$7.5	$7.5

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2005	2004	2005	2004
Service cost	$9.4	$8.1	$1.0	$0.8
Interest cost	15.5	14.4	2.5	2.6
Expected return on plan assets	(19.5)	(17.7)	—	—
Amortization of prior service cost	0.9	0.9	(0.1)	—
Amortization of net loss	3.8	2.8	0.4	0.3

Net periodic benefit cost	$10.1	$8.5	$3.8	$3.7

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Financial Instruments (Continued)

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

In the second quarter of 2005, we recorded pre-tax net acquisition hedge losses of $33.5 million ($23.3 million after tax) in Other expense (income), net on the condensed consolidated statement of income for the three-month and six-month periods ending June 30, 2005. The net acquisition hedges consisted of call options and forward contracts denominated in British pounds entered into in order to mitigate the currency exposure related to the acquisition of spirits and wine brands and distribution assets from Pernod Ricard. Between July 1, 2005 and July 6, 2005, the call options were terminated. The forward contracts were settled on July 26, 2005. As a result of the termination of the call options and settlement of the forward contracts, a pre-tax loss of $87.4 million ($85.7 million after tax in accordance with hedge tax accounting rules) will be recorded in the third quarter of 2005 on the condensed consolidated statement of income in Other expense (income), net. This loss will be offset by a corresponding reduction in our book-basis investment in the acquisition on the condensed consolidated balance sheet.

13.	Guarantees and Commitments

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

We also guarantee various leases for ACCO World Corporation, our Office business. As a result of the spin-off of the Office business, we expect to continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, after the spin-off, which is expected to close on August 16, 2005, we will reflect the fair value of these guarantees, which are immaterial, on our financial statements in accordance with FIN 45. Refer to Note 5, “Subsequent Event – Discontinued Operations,” for additional information on the spin-off of the Office business.

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

14.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the six and three months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2005	2004	2005	2004
Balance at the beginning of the period	$(16.1)	$(12.9)	$(16.9)	$(13.9)
Provision for warranties issued	(16.5)	(15.7)	(8.0)	(8.0)
Settlements made (in cash or in kind)	16.0	14.0	8.3	7.3

Balance at the end of the period	$(16.6)	$(14.6)	$(16.6)	$(14.6)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges

Restructuring and Restructuring-Related Charges

In 2004, we recorded the final charges for all restructuring programs. Pre-tax restructuring and restructuring-related charges for the six and three months ended June 30, 2004 were:

	Six Months Ended June 30, 2004
	Restructuring	Restructuring- Related Cost of Sales
(In millions)	Charges	Charges	Total
Home and Hardware	$1.0	$1.5	$2.5
Golf	0.6	4.3	4.9

	$1.6	$5.8	$7.4

	Three Months Ended June 30, 2004
	Restructuring	Restructuring- Related Cost of Sales
(In millions)	Charges	Charges	Total
Home and Hardware	$0.9	$1.2	$2.1
Golf	0.6	2.2	2.8

	$1.5	$3.4	$4.9

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

17.	Pending Litigation

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

18.	Environmental

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

19.	Subsequent Event

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19.	Subsequent Event (Continued)

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

On March 16, 2005, we announced that, subject to satisfying certain closing conditions, we will spin-off the Office business, ACCO World Corporation (ACCO), to our shareholders. ACCO will merge with General Binding Corporation (GBC) to create ACCO Brands Corporation, a leading supplier of branded office products. In addition to retaining current shareholdings in Fortune Brands, each Fortune Brands shareholder will receive one share of ACCO Brands Corporation for approximately each 4.3 shares of Fortune Brands stock held. When the transaction closes, Fortune Brands shareholders and other ACCO shareholders will own 66% of ACCO Brands Corporation and GBC shareholders will own 34%. As a part of the spin-off, ACCO will pay a cash dividend of $625 million, of which Fortune Brands will receive $613 million and the minority shareholder will receive $12 million. GBC will hold a special meeting of its stockholders on August 15, 2005 to vote on this proposed merger. The transaction is expected to close August 16. Refer to Note 5, “Subsequent Event – Discontinued Operation.”

On July 26, 2005, Fortune Brands purchased several spirits and wine brands and distribution assets from Pernod Ricard for approximately $5.0 billion. For information on the form of the transaction, brands and assets purchased and financing, see Note 19, “Subsequent Event,” to the condensed consolidated financial statements.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year
Home and Hardware	$1,951.4	$1,774.3	10.0%
Spirits and Wine	563.4	536.5	5.0
Golf	785.8	746.8	5.2

Net Sales	$3,300.6	$3,057.6	7.9%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$303.8	$274.9	10.5%
Spirits and Wine	147.2	142.7	3.2
Golf	149.3	124.7	19.7
Less:
Corporate expenses	36.2	30.6	18.3

Operating Income	$564.1	$511.7	10.2%

Fortune Brands achieved a 8% increase in net sales and 15% growth in net income. The sales increase was driven by:

•	double-digit growth in Home and Hardware and mid-single digit growth in the Spirits & Wine, and Golf businesses,

•	successful new products and line extensions and expanded customer relationships,

•	price increases, primarily those implemented last year to help offset commodity cost increases, and

•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume,

•	efficiency of our supply chains, and

•	the absence of restructuring and restructuring-related charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $243.0 million, or 8%, to $3.3 billion. Sales benefited from:

•	newly introduced products and line extensions across all businesses ($306 million in total),

•	price increases ($43 million), including those implemented last year to help offset commodity cost increases,

•	expanded customer relationships, particularly in the cabinet and entry door businesses,

•	favorable foreign exchange ($31 million), and

•	the net impact ($12 million in aggregate) of acquisitions (primarily Sentinel doors) and dispositions.

The increase in net sales was partly offset by lower sales ($177 million) of certain products being discontinued in the Golf businesses.

Cost of products sold

Cost of products sold increased $149.3 million, or 9%, on the higher net sales and increased, but moderating, costs for major commodities (in the range of $35 to $40 million), particularly steel, particleboard and petroleum-related costs (which were largely offset by price increases). Cost of products sold benefited from favorable mix in the Golf businesses.

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

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $58.5 million, or 8%, as a result of higher sales, increased advertising for new product introductions and higher brand investment expenses in Home & Hardware and Spirits & Wine, including for the new Starbucks Coffee Liqueur.

Amortization of intangibles

Amortization of intangibles decreased $2.4 million to $16.4 million primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition.

Restructuring charges

For the six months ended June 30, 2005, we did not record any restructuring charges. For the six months ended June 30, 2004, we recorded pre-tax restructuring charges of $7.4 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs.

Interest expense

Interest expense increased $0.8 million to $39.2 million due to higher interest rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Other expense (income), net

Other expense (income), net increased $39.6 million to a net expense of $13.8 million primarily due to the unfavorable impact of losses on currency hedges related to the Spirits and Wine acquisition cost ($33.5 million) and the absence of last year’s Beam warehouse fire insurance proceeds ($12.0 million).

Income taxes

Income taxes decreased $9.8 million, or 5%. The reported effective income tax rate for the six months ended June 30, 2005 and June 30, 2004 was 34.4% and 37.2%, respectively. The lower effective rate primarily related to a tax credit resulting from conclusion of various state tax audits and a geographic shift in business mix.

Net income

Net income was $353.0 million, or $2.43 per basic share and $2.35 per diluted share, for the six months ended June 30, 2005 compared to net income of $307.5 million, or $2.10 basic and $2.04 diluted per share, for the six months ended June 30, 2004. The increase in net income of $45.5 million, or 15%, was due to increased sales volume, improved efficiency in our supply chains and the absence of restructuring and restructuring-related charges. Income from continuing operations was $326.4 million, or $2.25 per basic share and $2.18 per diluted share, for the six months ended June 30, 2005 compared to income from continuing operations of $305.0 million, or $2.09 basic and $2.02 diluted per share, for the six months ended June 30, 2004. Income from discontinued operations (net of tax) for the six months ended June 30, 2005 was $26.6 million compared to $2.5 million for the six months ended June 30, 2004. The increase was primarily due to absence of restructuring and restructuring-related charges ($28 million), supply chain efficiencies as the result of restructuring initiatives, higher sales and favorable mix, partly offset by spin-off-related costs and higher distribution expenses.

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

Golf (Continued)

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

	Net Sales
(In millions)	2005	2004	% Change vs. Prior Year
Home and Hardware	$1,048.9	$952.8	10.1%
Spirits and Wine	290.7	260.0	11.8
Golf	443.2	407.9	8.7

Net Sales	$1,782.8	$1,620.7	10.0%

	Operating Income
	2005	2004	% Change vs. Prior Year
Home and Hardware	$179.3	$161.2	11.2%
Spirits and Wine	78.7	75.9	3.7
Golf	92.6	73.7	25.6
Less:
Corporate expenses	18.1	14.7	23.1

Operating Income	$332.5	$296.1	12.3%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the second quarter, Fortune Brands achieved a 10% increase in net sales and 19% growth in net income. Our second quarter sales increase was driven by:

•	strong growth across all businesses,

•	successful new products and line extensions and expanded customer relationships,

•	price increases, including those implemented last year to help offset commodity cost increases, and

•	favorable foreign exchange.

Net income benefited from:

•	increased sales volume,

•	efficiency of our supply chains, and

•	the absence of restructuring and restructuring-related charges.

Net Sales

Net sales increased $162.1 million, or 10%, to $1.8 billion. Sales benefited from:

•	newly introduced products and line extensions in the Golf and Home & Hardware businesses ($180 million in total),

•	price increases ($18 million), including those implemented last year to help offset commodity cost increases,

•	expanded customer relationships, particularly in the cabinet and entry door businesses,

•	favorable foreign exchange ($18 million),

•	the net impact ($6 million in aggregate) of acquisitions (primarily Sentinel doors) and dispositions, and

•	higher excise taxes on spirits and wine due to higher volume ($6 million).

The increase in net sales was partly offset by lower sales ($69 million) of certain products being discontinued in the Golf businesses.

Cost of products sold

Cost of products sold increased $82.4 million, or 9%, on the higher net sales and increased, but moderating, costs for major commodities (in the range of $10 to $15 million), particularly steel, particleboard and petroleum-related costs (which were largely offset by price increases). Cost of products sold benefited from favorable mix in the Golf business.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine increased $6.3 million on higher sales volume.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $41.8 million, or 11%, as a result of higher sales, increased advertising for new product introductions and higher brand investment expenses in Spirits and Wine (Starbucks Coffee Liqueur and Jim Beam).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Amortization of intangibles

Amortization of intangibles increased $0.1 million to $8.2 million.

Restructuring charges

For the three months ended June 30, 2005, we did not record any restructuring charges. For the three months ended June 30, 2004, we recorded pre-tax restructuring charges of $4.9 million. The charges related to costs associated with the consolidation of facilities in the Golf and Home & Hardware businesses.

Interest expense

Interest expense increased $0.8 million to $20.1 million due to higher interest rates.

Other expense (income), net

Other expense (income), net decreased $33.7 million to a net expense of $26.8 million due to the unfavorable impact of losses on currency hedges on the Spirits and Wine acquisition ($33.5 million).

Income taxes

Income taxes decreased $7.9 million, or 7%. The reported effective income tax rate for the three months ended June 30, 2005 and June 30, 2004 was 34.2% and 37.2%, respectively. The lower effective rate primarily related to a tax credit resulting from the conclusion of various state tax audits and a geographic shift in business mix.

Net income

Net income was $200.3 million, or $1.38 per basic share and $1.33 per diluted share, for the three months ended June 30, 2005 compared to net income of $167.8 million, or $1.15 basic and $1.11 diluted per share, for the three months ended June 30, 2004. The increase in net income of $32.5 million, or 19%, was due to increased sales volume, improved efficiency in our supply chains and the absence of restructuring and restructuring-related charges. Income from continuing operations was $183.8 million, or $1.26 per basic share and $1.22 per diluted share, for the three months ended June 30, 2005 compared to $174.0 million, or $1.19 basic and $1.15 diluted per share, for the three months ended June 30, 2004. Income from discontinued operations was $16.5 million for the three months ended June 30, 2005 compared to a loss of $6.2 million for the three months ended June 30, 2004 primarily due to supply chain efficiencies as the result of restructuring initiatives, higher sales and favorable mix, partly offset by spin-off-related costs and higher distribution expenses.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements and fund acquisitions. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. Our priority for cash flow over the near term is the reduction of debt that increased as a result of the acquisition of several spirits and wine brands and distribution assets from Pernod Ricard. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. See “- Capitalization” below for a description of the debt and Note 12, “Financial Instruments,” and Note 19, “Subsequent Event,” to the condensed consolidated financial statements for a description of the spirits and wine acquisition.

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

Capitalization

Total debt decreased $151.4 million during the six-month period ended June 30, 2005 to $1.8 billion. The ratio of total debt to total capital decreased to 31.7% at June 30, 2005 from 35.4% at December 31, 2004 as a result of cash provided from operating activities (see “- Cash Flows” above).

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

Subsequent Event: Acquisition

On July 26, 2005 Fortune Brands purchased several spirits and wine brands and distribution assets from Pernod Ricard S.A. (“Pernod Ricard”) for approximately £2.8 billion ($5.0 billion). See Note 19, “Subsequent Event,” to the condensed consolidated financial statement for more information on the acquisition.

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

The Company is exposed to market risk associated with foreign currency fluctuations, interest rate changes and commodity prices. To manage the volatility of these risks, from time to time, the Company enters into financial instruments to reduce its risks. We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps, as described in Note 15, “Financial Instruments,” to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

For additional information on these acquisition-related transactions (treasury rate locks, call options and forward contracts), refer to Note 12, “Financial Instruments,” to the condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES.

(a)	Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of June 30, 2005, management considered, among other things, the restatement related to deferred taxes as discussed in Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A. Management has concluded that the restatement does not give rise to a material weakness in internal control over financial reporting as of June 30, 2005 because the transactions that gave rise to the restatement date back to 1999 and prior and because the Company had effective controls as of June 30, 2005 over the recording of deferred income taxes related to intangible assets acquired in purchase business combinations. This conclusion was made after also reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 20 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company reached its decision to restate its previously issued financial statements based on the conclusion that the cumulative impact of the adjustments, if recorded in the current period, would have been material to the current year’s reported net income.

(b)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

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

Individual Cases

As of August 2, 2005, there were approximately 19 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Class Actions

As of August 2, 2005, there were approximately five purported smoking and health class actions pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Health Care Cost Recovery Actions

As of August 2, 2005, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Reference is made to Note 17, “Pending Litigation” in the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2005:

Three Months Ended June 30, 2005	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum number of shares that may yet be purchased under the programs (1)
April 1 – April 30	3,305	$86.59	—	10,000,000
May 1 – May 31	—	—	—	10,000,000
June 1 – June 30	1,944	91.18	—	10,000,000

Total	5,249	$88.29	—

(1)	The Company did not repurchase any shares between April 1, 2005 and June 30, 2005 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on February 28, 2005 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program authorizes the Company to purchase up to 5,000,000 shares from March 1, 2005 to February 28, 2006. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.

(2)	The Company purchased all of the 5,249 shares between April 1, 2005 and June 30, 2005 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on April 26, 2005.

(b)	Registrant’s Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class I directors, Mr. Thomas C. Hays, Mr. Pierre E. Leroy, Mr. Gordon R. Lohman, and Mr. J. Christopher Reyes were duly elected at the 2005 Annual Meeting for a term of office expiring at the 2008 Annual Meeting. The terms of office of the Class II directors, Dr. Patricia O. Ewers, Mr. Eugene A. Renna, and Mr. David M. Thomas, and the terms of office of the Class III directors, Mrs. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson, continued after the 2005 Annual Meeting.

(c)	(i) The three nominees for Class I directors were elected by a plurality of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Mr. Hays: 124,405,863 votes for and 2,770,713 votes withheld; (B) Mr. Leroy: 125,523,560 votes for and 1,653,016 votes withheld; (C) Mr. Lohman: 123,144,175 votes for and 4,032,401 votes withheld; and (D) Mr. Reyes: 124,330,030 votes for and 2,846,547 votes withheld.

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

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

2.1	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation, incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2005.

2.2	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation, incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 8, 2005.

10.1	Credit Agreement dated as of April 20, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse First Boston, as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.2	Amended and Restated Transaction Co-Operation Agreement dated 21 April, 2005 among Pernod Ricard S.A., Fortune Brands, Inc. and Goal Acquisitions Limited (as amended by a Deed of Variations dated 24 July 2005) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.3	Amended and Restated Framework Agreement dated 21 April, 2005 between Pernod Ricard S.A. and Fortune Brands, Inc. (as amended by a Deed of Variations dated 24 July 2005) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005. Pursuant to CFR 240,24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.4	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.5	Amendment No. 1 dated as of July 24, 2005, to the Credit Agreement dated as of April 20, 2005 (the “Credit Agreement”), among Fortune Brands, Inc., the Lenders (as defined in Article I of the Credit Agreement), and Credit Suisse (formerly Credit Suisse First Boston), as administrative agent for the Lenders is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.6	Amended and Restated Credit Agreement dated as of July 26, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse, as Administrative Agent, incorporated by reference herein to Exhibit 99 to the Company’s Current Report on Form 8-K dated July 27, 2005.

12	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: February 17, 2006	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

2.1	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation, incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2005.

2.2	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation, incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 8, 2005.

10.1	Credit Agreement dated as of April 20, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse First Boston, as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.2	Amended and Restated Transaction Co-Operation Agreement dated 21 April, 2005 among Pernod Ricard S.A., Fortune Brands, Inc. and Goal Acquisitions Limited (as amended by a Deed of Variations dated 24 July 2005) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.3	Amended and Restated Framework Agreement dated 21 April, 2005 between Pernod Ricard S.A. and Fortune Brands, Inc. (as amended by a Deed of Variations dated 24 July 2005) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005. Pursuant to CFR 240,24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.4	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.5	Amendment No. 1 dated as of July 24, 2005, to the Credit Agreement dated as of April 20, 2005 (the “Credit Agreement”), among Fortune Brands, Inc., the Lenders (as defined in Article I of the Credit Agreement), and Credit Suisse (formerly Credit Suisse First Boston), as administrative agent for the Lenders is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending on June 30, 2005, filed on August 9, 2005.

10.6	Amended and Restated Credit Agreement dated as of July 26, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse, as Administrative Agent, incorporated by reference herein to Exhibit 99 to the Company’s Current Report on Form 8-K dated July 27, 2005.

12	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.