Form 10-Q/A
period 2005-09-30
FORTUNE BRANDS INC
filed 2006-02-17
CIK 789073

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

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-Q/A which amends and restates the Company’s Form 10-Q for the three month period ended September 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2005 (the “Original Filing”), is being filed to reflect the restatement of the financial statements as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 and the related disclosures.

This restatement is consistent with the restatement of the Company’s 2004 Form 10-K amended and filed on February 14, 2006, as well as the consolidated balance sheet included in the Company’s 2005 year-end press release of February 7, 2006. As with these prior disclosures, this restatement is to recognize deferred tax liabilities, primarily on identifiable intangible assets acquired prior to 1993. All adjustments are non-cash and are immaterial to the company’s results of operations for the three and nine months ended September 30, 2005 and 2004.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements should be read in their historical context.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	Restated
	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$207.3	$85.1
Accounts receivable, net	1,114.0	787.8

Inventories
Bulk spirits and wine	895.0	268.1
Other raw materials, supplies and work in process	302.9	285.8
Finished products	467.5	361.8

	1,665.4	915.7

Other current assets	320.9	256.8
Current assets of discontinued operations	—	596.5

Total current assets	3,307.6	2,641.9

Property, plant and equipment, net	1,691.4	1,219.5

Goodwill resulting from business acquisitions	3,342.6	2,005.1

Other intangible assets resulting from business acquisitions, net	3,130.8	1,232.1

Investments in unconsolidated subsidiaries	1,375.2	73.9

Other assets	301.0	343.9

Non-current assets of discontinued operations	—	367.2

Total assets	$13,148.6	$7,883.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

	Restated
	September 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$16.9	$23.0
Commercial paper	592.9	646.8
Current portion of long-term debt	0.2	0.4
Accounts payable	743.9	271.2
Accrued taxes	187.4	181.8
Accrued customer programs	152.9	151.0
Accrued salaries, wages and other compensation	159.6	158.7
Accrued expenses and other liabilities	396.7	286.4
Current liabilities of discontinued operations	—	316.7

Total current liabilities	2,250.5	2,036.0

Long-term debt	5,389.3	1,239.5
Deferred income	126.0	146.3
Deferred income taxes	998.2	445.5
Other liabilities	468.3	452.2
Long-term liabilities of discontinued operations	—	75.4

Total liabilities	9,232.3	4,394.9

Minority interest in consolidated subsidiaries	443.3	358.0

Stockholders’ equity $2.67 Convertible Preferred stock – redeemable at Company’s option	6.7	7.1
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	181.5	155.8
Accumulated other comprehensive (loss) income	(9.7)	6.4
Retained earnings	5,714.2	5,447.2
Treasury stock, at cost	(3,137.1)	(3,203.2)

Total stockholders’ equity	3,473.0	3,130.7

Total liabilities and stockholders’ equity	$13,148.6	$7,883.6

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(In millions)

(Unaudited)

	2005	2004
Operating activities
Net income	$445.2	$534.3
Restructuring charges	—	6.9
Depreciation and amortization	169.1	167.9
Deferred income taxes	(9.4)	8.2
Currency hedge expense classified in investing activities	120.9	—
Increase in accounts receivable	(7.2)	(67.7)
Increase in inventories	(17.6)	(88.5)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(98.5)	9.2
Increase in accrued taxes	20.4	21.6
Tax benefit on exercise of stock options	23.1	19.4
Other operating activities, net	(41.9)	(11.5)

Net cash provided from operating activities	604.1	599.8

Investing activities
Additions to property, plant and equipment	(157.0)	(148.6)
Proceeds from the disposition of property, plant and equipment	6.7	20.2
Acquisitions, net of cash acquired	(4,911.8)	(29.7)
Currency hedge expense related to spirits and wine acquisition purchase price	(120.9)	—
Dividend from the spin-off of ACCO World Corporation	613.3	—
Other investing activities, net	(5.3)	—

Net cash used by investing activities	(4,575.0)	(158.1)

Financing activities
Increase in short-term debt and commercial paper, net	4,093.2	13.2
Dividends paid to stockholders	(148.8)	(135.8)
Repayment of long-term debt	(0.3)	(3.3)
Cash purchases of common stock for treasury	—	(262.9)
Proceeds received from exercise of stock options	65.9	37.4
Other financing activities, net	(8.5)	(9.1)

Net cash provided (used) by financing activities	4,001.5	(360.5)

Effect of foreign exchange rate changes on cash	11.8	9.3

Net increase in cash and cash equivalents	$42.4	$90.5

Cash and cash equivalents at beginning of period	$164.9	$104.6

Cash and cash equivalents at end of period (1)	$207.3	$195.1

(1)	Includes cash and cash equivalents of discontinued operations as of September 30, 2004 of $66.4 million, which is included in the balance sheet in current assets of discontinued operations.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005 and 2004

(In millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Restated Retained Earnings	Treasury Stock, At Cost	Restated Total
Balance at December 31, 2003	$7.5	$717.4	$126.7	$(89.8)	$4,846.9	$(2,968.1)	$2,640.6

Comprehensive income
Net income	—	—	—	—	534.3	—	534.3
Changes during the period	—	—	—	10.2	—	—	10.2

Total comprehensive income	—	—	—	10.2	534.3	—	544.5

Dividends ($1.26 per Common share and $2.0025 per Preferred share)	—	—	—	—	(183.4)	—	(183.4)
Purchases (3.5 shares)	—	—	—	—	—	(258.6)	(258.6)
Tax benefit on exercise of stock options	—	—	19.4	—	—	—	19.4
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.2 shares)	(0.3)	—	(4.0)	—	—	44.5	40.2

Balance at September 30, 2004	$7.2	$717.4	$142.1	$(79.6)	$5,197.8	$(3,182.2)	$2,802.7

Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7
Comprehensive income
Net income	—	—	—	—	445.2	—	445.2
Changes during the period	—	—	—	(16.1)	—	—	(16.1)

Total comprehensive income	—	—	—	(16.1)	445.2	—	429.1

Dividends ($1.02 per Common share and $2.0025 per Preferred share)	—	—	—	—	(201.7)	—	(201.7)
Tax benefit on exercise of stock options	—	—	23.1	—	—	—	23.1
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.7 shares)	(0.4)	—	2.6	—	—	66.1	68.3
Spin-off of ACCO World Corporation	—	—	—	—	23.5	—	23.5

Balance at September 30, 2005	$6.7	$717.4	$181.5	$(9.7)	$5,714.2	$(3,137.1)	$3,473.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of September 30, 2005, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2005 and 2004. In addition, we consolidate variable interest entities (VIEs) where we are deemed to be the primary beneficiary. Refer to Note 6, “Acquisitions” for a discussion of VIEs. Interim results may not be indicative of results for a full year.

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

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were reclassified and separately stated in the accompanying consolidated statements of income for the nine and three months ended September 30, 2005 and 2004. The assets and liabilities of this discontinued operation were reclassified in the accompanying consolidated balance sheets as of December 31, 2004 and September 30, 2005. The cash flows from discontinued operations for the nine months ending September 30, 2005 and 2004 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was restated to exclude discontinued operations.

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

As a result of the spin-off of the Office segment (see Note 5, “Discontinued Operations”), the Company adjusted the number of shares granted for stock options and the option exercise prices to preserve the economic value of the options that existed at the time of the spin-off. The adjustment was based on the Fortune Brands stock price at the close of the stock market immediately before the spin-off and the opening stock price on the day after the spin-off.

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

5.	Discontinued Operations

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Discontinued Operations (Continued)

The following table summarizes the results of the discontinued operations for the nine and three months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions)	2005	2004	2005	2004
Net sales	$763.8	$843.5	$201.4	$303.8

Income from discontinued operations before income taxes	$65.8	$43.4	$21.6	$34.3
Income taxes	26.3	2.9	8.7	(3.7)

Income from discontinued operations, net of income taxes	$39.5	$40.5	$12.9	$38.0

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

The following table summarizes the major classes of assets and liabilities of ACCO World Corporation, which are now reflected as a discontinued operation on the consolidated balance sheet at December 31, 2004:

(in millions)	December 31, 2004
Cash	$79.8
Accounts receivable, net	320.1
Inventories	172.4
Other current assets	24.2

Total current assets	596.5
Property, plant and equipment, net	158.6
Identifiable intangibles, net	117.0
Other assets	91.6

Total assets	$963.7

Accounts payable	$120.6
Other current liabilities	196.1

Total current liabilities	316.7
Other liabilities (including minority interests)	75.4

Total liabilities	$392.1

There were no assets or liabilities of discontinued operations as of September 30, 2005.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Acquisitions

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

On July 26, 2005, the Company received tracker shares issued by Goal Acquisitions Limited (“Goal”), the Pernod Ricard subsidiary formed to acquire Allied Domecq plc (“Allied Domecq”). The tracker shares give the Company certain economic rights which mirror the economics of the operations of the acquired businesses prior to the specific identification of the net assets and the transfer of those net assets to the Company. Pending legal transfer of all the net assets of the acquired businesses, the Company will continue to hold tracker shares. The Company also will continue to have certain rights to manage operations of the acquired businesses that have not been legally transferred to the Company.

The acquisition was structured this way as a result of our negotiations with Pernod Ricard, after considering various factors, including:

•	Our commercial desire to obtain the economic benefits associated with owning and operating the acquired businesses as soon as possible after funding the purchase price for those assets;

•	Many former Allied Domecq subsidiaries own assets that the Company and Pernod Ricard will separately retain, including integrated manufacturing, distribution, marketing, licensing and other operations involving multiple brands. The separation and transfer of these commingled or shared assets from Pernod Ricard to the Company involves significant reorganization of business operations and contractual arrangements for many of the companies involved. In light of this, the Company and Pernod Ricard agreed to a six-month period (ending on January 26, 2006) during which the assets and liabilities of Allied Domecq would be evaluated and specific assets then identified and legally separated between the Company and Pernod Ricard and transferred accordingly; and

•	The actual legal transfer of all the acquired businesses requires that we evaluate alternative ways to separate the acquired businesses from those to be retained by Pernod Ricard, obtain required consents, structure, negotiate, document and complete the transfer of the acquired businesses, all within the parameters established by our agreement with Pernod Ricard.

At the time the net assets of any particular acquired business are actually transferred to the Company, the number of Goal tracker shares held by the Company is reduced in proportion to the value ascribed to the net assets transferred, using a methodology prescribed by the Company’s agreement with Pernod Ricard. Our agreement with Pernod provides that the net assets of the acquired businesses will be legally transferred to one or more subsidiaries of Fortune Brands over a six-month period that began on July 26, 2005.

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

The spirits and wine acquisition was initially financed with borrowings under bank credit agreements and subsequently financed in the commercial paper market. On April 20, 2005 Fortune Brands executed a credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. See Note 12, “Credit Facilities” and Note 13, “Long-Term Debt” to the condensed consolidated financial statements for additional information on the financing of the spirits and wine acquisition.

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

	(unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions, except per share data)	2005	2004	2005	2004
Net sales	$5,973.2	$5,609.3	$1,995.1	$1,886.4
Net income	426.3	541.5	75.0	232.2
Earnings per share
Basic	$2.93	$3.72	$0.51	$1.61
Diluted	2.83	3.60	0.50	1.56

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

7.	Goodwill and Other Intangible Assets

We had net goodwill of approximately $3.3 billion as of September 30, 2005. The increase in goodwill of $1.3 billion during the nine months ended September 30, 2005 primarily related to goodwill for the acquired Fortune Brands assets that have been consolidated in accordance with FIN 46(R) as a result of the spirits and wine acquired businesses. See Note 6, “Acquisitions.”

The change in the net carrying amount of goodwill by segment is as follows:

(In millions)	Balance at December 31, 2004	Acquisitions	Translation Adjustments	Balance at September 30, 2005
Home and Hardware	$1,726.3	$4.8	$1.5	$1,732.6
Spirits and Wine	265.6	1,317.4	15.2	1,598.2
Golf	13.2	—	(1.4)	11.8

	$2,005.1	$1,322.2	$15.3	$3,342.6

We also had indefinite-lived intangibles, principally tradenames, of $2.6 billion and $701.8 million as of September 30, 2005 and December 31, 2004, respectively. The increase of $1.9 billion was due to the spirits and wine acquired businesses, partly offset by the impact of the spin-off of the Office segment.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Goodwill and Other Intangible Assets (Continued)

We carry identifiable intangibles, principally tradenames, that are subject to amortization over their estimated useful lives, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and expected future tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $744.1 million and $173.5 million, respectively, as of September 30, 2005, compared to $677.2 million and $146.9 million, respectively, as of December 31, 2004. The increase was primarily a result of the spirits and wine acquisition, partly offset by the impact of the spin-off of the Office segment.

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2005 and December 31, 2004 are as follows:

(In millions)	As of September 30, 2005				As of December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$2,634.4	$(74.2	)(1)	$2,560.2	$780.1	$(78.3	)(1)	$701.8
Amortizable intangible assets
Tradenames	395.2	(116.7)		278.5	331.0	(108.1)		222.9
Customer and contractual relationships	258.2	(42.9)		215.3	255.5	(28.8)		226.7
Patents/proprietary technology	75.4	(9.6)		65.8	75.4	(5.9)		69.5
Licenses and other	15.3	(4.3)		11.0	15.3	(4.1)		11.2

Total	744.1	(173.5)		570.6	677.2	(146.9)		530.3

Total identifiable intangibles	$3,378.5	$(247.7)		$3,130.8	$1,457.3	$(225.2)		$1,232.1

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

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

In addition, in the three and nine months ended September 30, 2005, we recorded currency hedge accounting expense related to the spirits and wine acquisition purchase price in the amounts of $82.7 million and $87.9 million, respectively. In accordance with hedge tax accounting rules, these losses were not tax deductible, but were included in the tax basis of the investment. Because this non-cash expense was not tax deductible, our effective tax rate for the three and nine months ended September 30, 2005 increased. See Note 14, “Financial Instruments,” for additional information on currency hedges.

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

In the third quarter, the Company completed the spin-off of the Office segment. Historical information on business segments was restated to exclude this discontinued operation. Refer to Note 5, “Discontinued Operations” for additional information on this discontinued operation. In addition, the net sales and operating income for the Spirits and Wine segment for the nine and three months ended September 30, 2005 include the spirits and wine acquired businesses. Segment assets related to this acquisition as of September 30, 2005 were $2.6 billion. See Note 6, “Acquisitions” for additional information on the spirits and wine acquired businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Information on Business Segments (Continued)

Net sales and operating income for the nine months ended September 30, 2005 and 2004 by segment are as follows:

	Nine Months Ended September 30,
(In millions)	2005	2004	% Change vs. Prior Year
Net Sales
Home and Hardware	$3,025.0	$2,733.7	10.7%
Spirits and Wine	1,013.0	815.8	24.2
Golf	1,064.2	1,016.4	4.7

Net Sales	$5,102.2	$4,565.9	11.7%

Operating Income
Home and Hardware	$485.5	$436.6	11.2%
Spirits and Wine	243.0	217.3	11.8
Golf	177.9	151.7	17.3

Less:
Corporate expenses	47.8	44.6	7.2

Operating Income	$858.6	$761.0	12.8%

Net sales and operating income for the three months ended September 30, 2005 and 2004 by segment are as follows:

	Three Months Ended September 30,
(In millions)	2005	2004	% Change vs. Prior Year
Net Sales
Home and Hardware	$1,073.6	$959.4	11.9%
Spirits and Wine	449.6	279.3	61.0
Golf	278.4	269.6	3.3

Net Sales	$1,801.6	$1,508.3	19.4%

Operating Income
Home and Hardware	$181.7	$161.7	12.4%
Spirits and Wine	95.8	74.6	28.4
Golf	28.6	27.0	5.9

Less:
Corporate expenses	11.6	14.0	(17.1)

Operating Income	$294.5	$249.3	18.1%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

(In millions, except for per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Income from continuing operations	$405.7	$493.8	$79.3	$188.8
Income from discontinued operations	39.5	40.5	12.9	38.0

Net income	445.2	534.3	92.2	226.8
Less: Preferred stock dividends	0.5	0.4	0.1	0.1

Income available to common stockholders – basic	444.7	533.9	92.1	226.7
Convertible Preferred stock dividends	0.5	0.4	0.1	0.1

Income available to common stockholders – diluted	$445.2	$534.3	$92.2	$226.8

Weighted average number of common shares outstanding – basic	145.4	145.3	146.0	144.0
Conversion of Convertible Preferred stock	1.5	1.5	1.4	1.4
Exercise of stock options	3.5	3.5	3.7	3.4

Weighted average number of common shares outstanding – diluted	150.4	150.3	151.1	148.8

Earnings per common share
Basic
Continuing operations	$2.79	$3.39	$0.54	$1.31
Discontinued operations	0.27	0.28	0.09	0.26

Net earnings per basic share	$3.06	$3.67	$0.63	$1.57
Diluted
Continuing operations	$2.70	$3.29	$0.52	$1.27
Discontinued operations	0.26	0.27	0.09	0.25

Net earnings per diluted share	$2.96	$3.56	$0.61	$1.52

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

On July 26, 2005 we amended our existing $6.0 billion bridge credit agreement converting to a $5.0 billion, 9-month revolving credit agreement with an option to extend the term for an additional 9 months for an incremental fee of 0.25% of the outstanding amount. The interest rate is set at the time of each borrowing. The facility fee of 0.10% per annum is subject to increases up to a maximum fee of 0.175% per annum in the event the Company’s long-term debt rating falls below specified levels. Borrowings under the agreement are made for general corporate purposes including support for the Company’s commercial paper borrowings in the commercial paper market. We expect to refinance a portion of the commercial paper borrowings by issuing new long-term debt. See Note 13, “Long-Term Debt,” below.

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

Subsequent to executing the two new revolving credit agreements, we reduced the bridge credit agreement to $3.0 billion. We anticipate that the remaining portion of the bridge credit agreement will be cancelled upon issuance of new long-term debt (see Note 13, “Long-Term Debt,” below).

13.	Long-Term Debt

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

On November 7 and 8, 2005, we entered into forward starting swap agreements with a total notional amount of €300.0 million. We will account for these forward starting swaps as cash flow hedges, as the swaps hedge against the variability of interest payments on the future issuance of fixed-rate debt attributable to changes in interest rates. The gain or on the swaps will be deferred into accumulated other comprehensive income and will be amortized into earnings as an adjustment to interest expense corresponding with the recognition of interest expense related to forecasted debt.

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

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of September 30, 2005, we recorded a liability of $2.2 million. Refer to Note 5, “Discontinued Operations,” for additional information on the spin-off of the Office business.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the nine and three months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2005	2004	2005	2004
Balance at the beginning of the period	$(16.1)	$(12.9)	$(16.6)	$(14.6)
Provision for warranties issued	(24.6)	(26.1)	(8.1)	(10.4)
Settlements made (in cash or in kind)	25.6	22.4	9.6	8.4
Acquisition	(0.6)	—	(0.6)	—
Discontinued operation	2.1	—	2.1	—

Balance at the end of the period	$(13.6)	$(16.6)	$(13.6)	$(16.6)

The acquisition relates to the Home and Hardware acquisition of Southern Millwork Corporation and the discontinued operation refers to the spin-off of ACCO World Corporation. See Note 5, “Discontinued Operations” and Note 6, “Acquisitions.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Restructuring and Restructuring-Related Charges

Restructuring and Restructuring-Related Charges

In the nine and three months ended September 30, 2005, we recorded pre-tax acquisition-related integration costs of $7.6 million associated with the spirits and wine acquired businesses.

Pre-tax restructuring and restructuring-related charges for the nine and three months ended September 30, 2004 were:

	Nine Months Ended September 30, 2004
(In millions)	Restructuring Charges	Restructuring-Related Cost of Sales Charges	Total
Home and Hardware	$8.8	$3.1	$11.9
Golf	0.6	4.9	5.5

	$9.4	$8.0	$17.4

	Three Months Ended September 30, 2004
(In millions)	Restructuring Charges	Restructuring-Related Cost of Sales Charges	Total
Home and Hardware	$7.8	$1.6	$9.4
Golf	—	0.6	0.6

	$7.8	$2.2	$10.0

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

19.	Pending Litigation

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Pending Litigation (Continued)

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

20.	Environmental

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

On August 16, 2005, we completed the spin-off of the Office business, ACCO World Corporation, to our shareholders. See Note 5, “Discontinued Operations,” to our condensed consolidated financial statements. As a result of the spin-off of the Office business, the operating results of the Office business prior to the spin-off are presented as discontinued operations. See Note 1, “Basis of Presentation and Principles of Consolidation,” and Note 5, “Discontinued Operations,” to the condensed consolidated financial statements.

On July 26, 2005, Fortune Brands completed the transaction for the spirits and wine acquisition for approximately $5 billion. The complementary brands we are acquiring are expected to significantly enhance our high-margin spirits and wine business and strengthen our distribution in key international markets. For information on the structure of the transaction, brands and assets purchased, financing and accounting, see Note 6, “Acquisitions,” to the condensed consolidated financial statements.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements and fund acquisitions. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. Our priority for cash flow over the near term, after internal growth and dividends, is the reduction of debt that increased as a result of the spirits and wine acquired businesses. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. See “- Capitalization” below for a description of the debt and Note 14, “Financial Instruments,” and Note 6, “Acquisitions,” to the condensed consolidated financial statements for a description of the spirits and wine acquired businesses.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $4.1 billion during the nine-month period ended September 30, 2005 to $6.0 billion. The ratio of total debt to total capital increased to 60.5% at September 30, 2005 from 35.4% at December 31, 2004 primarily as a result of the debt associated with the spirits and wine acquired businesses (see “- Cash Flows” above).

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

Spirits and Wine Acquisition

On July 26, 2005 Fortune Brands completed a transaction that will result in purchase of more than 20 spirits and wine brands and distribution assets from Pernod Ricard for approximately £2.7 billion ($4.9 billion), subject to adjustment, which may be material. The Company expects to incur indebtedness to fund any additional payment required as a result of the purchase price adjustment. See Note 6, “Acquisitions,” to the condensed consolidated financial statements for more information on the acquisition.

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

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of September 30, 2005, we recorded a liability of $2.2 million. Refer to Note 5, “Discontinued Operations,” for additional information on the spin-off of the Office business.

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

Except for the ACCO World Corporation lease guarantees described above and transitional service agreements expiring February 17, 2006, we no longer have the contractual obligations related to the Office segment included in the table set forth in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K/A for the year ended December 31, 2004. These obligations were as follows:

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

For additional information on these acquisition-related transactions (treasury rate locks, call options and forward contracts), refer to Note 14, “Financial Instruments,” to the condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES.

(a) Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of September 30, 2005, management considered, among other things, the restatement related to deferred taxes as discussed in Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A. Management has concluded that the restatement does not give rise to a material weakness in internal control over financial reporting as of September 30, 2005 because the transactions that gave rise to the restatement date back to 1999 and prior and because the Company had effective controls as of September 30, 2005 over the recording of deferred income taxes related to intangible assets acquired in purchase business combinations. This conclusion was made after also reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 20 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company reached its decision to restate its previously issued financial statements based on the conclusion that the cumulative impact of the adjustments, if recorded in the current period, would have been material to the current year’s reported net income.

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

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

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

Reference is made to Note 19, “Pending Litigation” in the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this amended Quarterly Report on Form 10-Q/A.

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