Form 10-K
period 2005-12-31
FORTUNE BRANDS INC
filed 2006-03-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-9076

Fortune Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3295276
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Lake Cook Road, Deerfield, IL 60015-5611

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

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant, at June 30, 2005 (the last day of our most recent second quarter), was $12,145,629,876.43. The number of shares outstanding of registrant’s common stock, par value $3.125 per share, at February 10, 2006, was 146,345,448.

D O C U M E N T S   I N C O R P O R A T E D   B Y   R E F E R E N C E

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 25, 2006 (to be filed not later than 120 days after the end of registrant’s fiscal year) (“the 2006 Proxy Statement”) is incorporated by reference into Part III hereof.

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

Fortune Brands’ success is driven by leading consumer brands in three categories: Home and Hardware products, Spirits and Wine, and Golf products. We seek to grow sales and earnings by investing in the profitable growth of our leading consumer brands. Our brand investments include support for marketing, advertising and the development of innovative new products. We also seek to gain market share by developing and expanding customer relationships.

Another aspect of our strategy is to continuously improve the productivity, as well as cost and asset structures, of our businesses. We did not record any restructuring charges in 2005. Cost-reduction opportunities resulted in pre-tax restructuring charges of $9.8 million and $2.2 million in 2004 and 2003, respectively. Refer to Note 16, “Restructuring Charges,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

While our first priority is internal growth, we add to that growth with acquisitions and joint ventures that position our businesses for even stronger growth and higher returns. We have made the following acquisitions and divestitures in recent years:

On February 10, 2006, we announced an agreement to acquire SBR, Inc. and its leading brands of vinyl-frame windows and composite millwork. The acquisition is expected to close in the second quarter. Refer to Note 24, “Subsequent Events,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

In 2005:

>	We acquired more than 25 spirits and wine brands as well as certain distribution assets in key markets from Pernod Ricard S.A. Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch and Clos du Bois super-premium wines (July 2005).

>	We completed the spin-off of the Office products business, ACCO World Corporation, to the Company’s shareholders. In addition to retaining their shareholdings in Fortune Brands, each Fortune Brands shareholder received one share of ACCO Brands Corporation for each 4.255 shares of Fortune Brands stock held (August 2005).

In 2004:

>	Therma-Tru Holdings, Inc. acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems, and Master Lock Company acquired the assets of

>	Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million (June 2004).

In 2003:

>	Our Home and Hardware business acquired Therma-Tru Holdings, Inc. Therma-Tru is the leading brand of residential entry doors in the United States. The cost of the acquisition was $924.0 million (November 2003).

We also completed the following acquisitions for an aggregate cost of $123.7 million:

Home and Hardware acquired:

>	Capital Cabinet Corporation, a cabinet supplier to builders in the Southwestern U.S. (June 2003).

>	American Lock Company, a manufacturer of commercial locks (April 2003).

Spirits and Wine acquired:

>	Wild Horse Winery, a maker of ultra-premium California wines (July 2003).

Acquisitions, divestitures and joint ventures from 2001-2002 were:

>	Omega Holdings, Inc., a leading manufacturer of custom and semi-custom cabinetry, acquired by our Home and Hardware business in 2002 for $538.0 million.

>	Future Brands LLC (Future Brands), a joint venture established in 2001 by our Spirits and Wine business and V&S Vin & Sprit AB (V&S), the maker of ABSOLUT vodka, for the distribution of both companies’ spirits brands in the United States.

>	We have also sold a number of nonstrategic businesses and product lines, including the sale of the Spirits and Wine segment’s U.K. — based Scotch whisky business in 2001 for $280 million.

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

Cautionary Statement

Except for the historical information contained in this Annual Report on Form 10-K, certain statements in this document, including without limitation, certain matters discussed in Part I, “Item 1 — Business” and “Item 3 — Legal Proceedings” and in Part II, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to:

>	competitive market pressures (including product and pricing pressures),

>	consolidation of our trade customers and increased private-label products, particularly in the home and hardware industry,

>	successful development of new products and processes,

>	ability to secure and maintain rights to intellectual property,

>	risks pertaining to strategic acquisitions and joint ventures, including the Spirits and Wine acquisition and the related integration of internal controls over financial reporting,

>	ability to attract and retain qualified personnel,

>	various external conditions, including general economic conditions, weather and business conditions,

>	risks associated with doing business outside the United States, including currency exchange rate risks,

>	interest rate fluctuations,

>	commodity and energy price volatility,

>	costs of certain employee and retiree benefits and returns on pension assets,

>	dependence on performance of wholesale distributors and other marketing arrangements,

>	the impact of excise tax increases on distilled spirits and wines,

>	changes in golf equipment regulatory standards and other regulatory developments,

>	potential liabilities, costs and uncertainties of litigation,

>	impairment in the carrying value of goodwill or other acquired intangibles,

>	our historical consolidated financial statements may not be indicative of future conditions and results due to our recent portfolio realignment,

>	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings, including those described in Item 1A. “Risk Factors” in this Report.

(b) Financial information about industry segments.

See Note 17, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

(c) Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the Home and Hardware, Spirits and Wine, and Golf business segments. For financial information about these business segments, see Note 17, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Home and Hardware

Fortune Brands Home & Hardware LLC (Home and Hardware) is a holding company for subsidiaries in the Home and Hardware business. Subsidiaries include MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Moen Incorporated (Moen), Therma-Tru Corp. (Therma-Tru), Master Lock Company LLC (Master Lock) and Waterloo Industries, Inc. (Waterloo). The home and hardware industry is highly competitive. Home and Hardware’s operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. Factors that affect the Home and Hardware business’ results of operations include levels of home improvement and residential construction activity, principally in the U.S. Approximately 10% of Home and Hardware’s sales are to international markets.

MasterBrand Cabinets manufactures custom, semi-custom, stock and ready-to-assemble cabinetry for the kitchen, bath and home. MasterBrand Cabinets sells under brand names including Aristokraft, Decorá, Schrock, Diamond, Kemper, Omega, Kitchen Craft and HomeCrest. MasterBrand Cabinets sells directly to kitchen and bath specialty dealers, home centers, wholesalers and large builders. In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation. In April 2002, MasterBrand Cabinets acquired Omega Holdings, Inc., a manufacturer of custom and semi-custom cabinetry. MasterBrand Cabinets’ competitors include Masco, American Woodmark Corporation and Armstrong World Industries. MasterBrand Cabinets is the second largest cabinet manufacturer in North America.

Moen manufactures faucets, bath furnishings, accessories, parts and kitchen sinks in North America and China. Sales are made through Moen’s own sales force and independent manufacturers’ representatives primarily to wholesalers, mass merchandisers, home centers and industrial distributors. Products are sold principally in the U.S. and Canada and also in China, Mexico and Latin America. Moen’s chief competitors include Masco, Black & Decker, Kohler, American Standard and imported private-label brands. Moen is the #1 faucet brand in North America.

In November 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc., the #1 residential entry door brand in the United States. Therma-Tru manufactures fiberglass and steel residential entry door and patio door systems, primarily for sale in the United States, Canada and Western Europe. Therma-Tru’s principal customers are home centers, builders and millwork building products distributors that provide products to the residential new construction market and home centers, as well as to the remodeling and renovation markets. Therma-Tru’s competitors include Masonite, Jeld-Wen and Plastpro. In June 2004, Therma-Tru acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems.

Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive, trailer and towing locks and other specialty security devices. Sales of products designed for consumer use are sold to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are sold to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Kryptonite, Hampton and various imports in the padlock segment. In April 2003, Master Lock acquired American Lock Company, a U.S.- based manufacturer of solid body commercial padlocks. In June 2004, Master Lock acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. Master Lock is the # 1 padlock worldwide.

Waterloo manufactures tool storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, to Lowe’s under the Kobalt brand name, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category. Waterloo is the # 1 tool storage manufacturer worldwide.

Raw materials used for the manufacture of products offered by Home and Hardware’s operating companies are primarily red oak, maple and pine lumber, particleboard, rolled steel, brass, zinc, copper, nickel, and various plastic resins. These materials are available from a number of sources. Volatility in the prices of these commodities, and energy used in making and distributing our products, could increase the costs of our products. In 2005, the Home and Hardware business experienced increases in lumber product and fuel-related costs. While in the past we have been able to pass on much of these increased costs to our customers, there is no assurance that they can be passed on in the future.

Spirits and Wine

Beam Global Spirits & Wine, Inc. (BGSW), formerly Jim Beam Brands Worldwide, Inc. (JBBW), with its affiliates, is a holding company in the distilled spirits and wine business. The Company’s operating subsidiaries include Jim Beam Brands Co. (JBBCo.), Future Brands LLC, a majority owned subsidiary (Future Brands), Jim Beam Brands Australia Pty. Limited, Jim Beam España S.L., Jim Beam Brands U.K. Limited (JBB UK Ltd.), Beam Spirits and Wine Canada Limited and Beam Wine Estates, Inc.

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Acquired Businesses) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands and distribution operations in the U.K., Germany and Spain, and with respect to wine, in the U.S. The revenues from sale of all of the Acquired Businesses in 2004 were approximately $1.2 billion, which will more than double our Spirits and Wine business sales.

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

With the integration of the Acquired Businesses, principal markets for the products of the Spirits and Wine business are the U.S., Canada, Australia, the U.K., Spain and Mexico. Approximately 40% of our Spirits and Wine business’ sales will be to international markets.

The Spirits and Wine business owns its leading brands, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, and Gilbey’s gin and Gilbey’s vodka are produced and sold in the U.S. under a license expiring September 30, 2027.

The Company’s Spirits and Wine business has changed significantly with the acquisition of the Acquired Businesses. Previously the Spirits and Wine business had strong market positions in the U.S. and Australia, a relatively small business in Europe (primarily the U.K. and Germany), and a small U.S. wine business. With the Acquired Businesses, our Spirits and Wine business has become much larger in scale and scope, more balanced globally in key growth markets, more focused on premium products, and broader in range of product offerings with significant positions in categories such as tequila, cognac and scotch whisky. We also now have significant business in leading regional and national spirits categories such as in German liqueurs and Spanish brandies, and a large portfolio of premium and super-premium U.S. wines.

Leading businesses and brands include the following:

>	JBBCo., whose operations are located in the U.S., currently produces or imports, and markets a broad line of distilled spirits, including bourbon and other whiskeys, cordials, gin, vodka and rum. JBBCo. and its predecessors have been distillers of bourbon whiskey since 1795. Leading brand names are Jim Beam bourbon whiskey, Knob Creek, Booker’s, Baker’s and Basil Hayden’s small batch bourbons, DeKuyper cordials, Windsor Canadian whisky and Starbucks Liqueurs.

>	Courvoisier, with operations in the cognac region of France, offers premium, super- and ultra-premium cognacs in key markets worldwide. Primary markets are the U.S. and the U.K.

>	Maker’s Mark, a super-premium bourbon whisky, is made in Kentucky and marketed primarily in the U.S. and North America markets.

>	Sauza tequila, made in the Jalisco tequila region of Mexico, is the #2 worldwide tequila.

>	Laphroaig, a super-premium single malt scotch, is made on Islay, Scotland.

>	Canadian Club whisky is manufactured in Canada and sold to key markets worldwide.

>	Strong national and regional brands, including Teacher’s Scotch whisky, Harveys sherries and Cockburn’s port in the U.K., Larios gin and Whisky DYC in Spain and Kuemmerling bitters in Germany.

>	Our wine business includes premium and super-premium brands among the Acquired Businesses such as Clos du Bois, Buena Vista, Gary Farrell and William Hill as well as Geyser Peak and Wild Horse wines.

>	Our spirits and wine products are sold through recognized industry channels including the Future Brands and Maxxium Worldwide joint ventures in which the Spirits and Wine business is a partner and shareholder, independent distributors and global or regional duty free customers. Products are also sold through government-controlled liquor authorities in the 18 “control” states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages.

In October 2003, JBBW signed a development and distribution agreement with Starbucks Corporation to develop, manufacture and market a new product, Starbucks Coffee Liqueur, in the U.S. The product launched nationwide in the first quarter of 2005 and a line extension, Starbucks Cream Liqueur, was launched in initial markets during the 4th quarter of 2005.

The distilled spirits business is highly competitive, with many brands sold in the consumer market. Our Spirits and Wine business is the largest U.S.-based producer and marketer of distilled spirits and is the 4th largest spirits company in the world. We compete on the basis of product quality, price, service and innovation in response to consumer preferences. Major competitors include Diageo, Pernod Ricard, Bacardi, Rémy Cointreau, Brown-Forman and Constellation Brands. Our Spirits and Wine business has the #1 bourbon (Jim Beam), #1 super-premium bourbon (Maker’s Mark), #2 tequila worldwide (Sauza), #2 Canadian whisky worldwide (Canadian Club), #1 cordial line in the U.S. (DeKuyper), #1 Islay malt whisky (Laphroaig), one of the world’s leading cognacs (Courvoisier) and #2 super-premium U.S. wine (Clos du Bois).

The peak season for the Spirits and Wine business is the fourth quarter due to seasonal holiday buying.

Because whiskeys/whiskies, cognacs, brandies, ports and some tequila varieties are aged for various periods (from three to ten years for whiskies, for example), the Spirits and Wine business maintains, in accordance with industry practice, substantial inventories of aging bulk product in warehouse facilities. Production of aging inventory is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, the Spirits and Wine business may, from time to time, seek to purchase bulk aging spirit if necessary to meet estimated future demand.

The principal raw materials for the production, storage and aging of distilled products, especially whiskeys/whiskies, including Scotch, are primarily corn, other grains, new or used oak barrels, grapes for cognac and wines, and agave for tequila. These materials are generally readily available from a number of sources except that new oak barrels are available from only a limited number of major sources, one of which is owned by a competitor. JBBCo. has a long-term supply agreement for new oak barrels.

The principal raw materials used in the production of cognacs and wines are grapes, barrels and packaging materials. Grapes are obtained from company-owned vineyards, purchased from independent growers under long-term supply contracts or purchased on the spot market, and, from time to time, are affected by weather and other forces that may impact production and quality.

The production, storage, transportation, distribution and sale of the products of the Spirits and Wine business are subject to regulation by federal, state, local and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits and wine in whole or in part.

In many of the key markets for our Spirits and Wine business, distilled spirits and wine are subject to federal excise taxes and/or customs duties as well as state/provincial, local and other taxes. Beverage alcohol sales are sensitive to higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, many states are considering possible excise tax increases and the possibility of future increases cannot be ruled out. Excise or other tax increases are also considered from time to time in other key markets such as the U.K., Spain and Mexico. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases would have an adverse effect on unit sales and increase existing competitive pressures. The Company’s Spirits and Wine business competes on the basis of quality, product innovation, responsiveness to consumer preferences, price, and service.

Golf

Acushnet Company (Acushnet), together with its subsidiaries, is a leading manufacturer and marketer of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear and accessories. Acushnet’s leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist putters; FootJoy golf shoes; FootJoy and Titleist golf gloves; and FootJoy outerwear. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty and sporting goods stores throughout the United States. Sales are made in the U.S., Canada, and other key international markets through subsidiaries and outside these areas through distributors or agents. Approximately 30% of Acushnet’s sales are to international markets.

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. Acushnet has leading market positions in golf balls (Titleist), as well as golf shoes and golf gloves (FootJoy). Acushnet also is a leading U.S. competitor in golf clubs (Titleist & Cobra). In golf balls, Acushnet’s main competitors are Top Flite, Nike, Bridgestone, Callaway and Maxfli. In golf clubs, Callaway, TaylorMade, Ping, Cleveland and Nike are the main competitors. In golf shoes, Nike and Adidas are the main competitors. In golf gloves, Nike and Callaway are the main competitors. Acushnet’s business is seasonal and approximately 60% of its sales occur in the first half of the year and less than 20% in the fourth quarter.

The principal raw materials used in manufacturing are synthetic rubbers, polymers, steel, titanium, and natural and synthetic leathers.

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

Despite favorable demographics of an aging population (rounds of play increasing with age), rounds of play in the U.S. decreased from 2000 to 2003 as a result of a combination of less golf-related travel, economic conditions, lower corporate spending and weather conditions. U.S. rounds of play were flat in 2004 and 2005. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories. International market opportunities, especially in the Pacific Basin region, have provided and are expected to provide growth for the Golf business.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length, and changing the overall distance standard for golf balls. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin, moment of inertia and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball and/or club regulation, including a distance rollback of either or both. Existing rules and any new rules resulting from this research could change the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business. Although we continue to see opportunities to develop and introduce innovative golf products, the recent trend in equipment regulation has been to narrow or reduce those opportunities.

Other Matters

Employees

As of December 31, 2005, the Company and its subsidiaries had the following number of employees:

Home and Hardware	21,480
Spirits and Wine	3,682
Golf	5,032
Corporate	104
Total	30,298

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

(d) Financial information about geographic areas.

We sell products primarily in the United States, Canada, Europe (primarily the U.K, Germany, France and Spain), Australia and Mexico. A change in the value of the currencies of these countries can impact our financial statements when translated into U.S. dollars. The exchange rates between some of the foreign currencies in which our subsidiaries operate and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. We manufacture and source our products in the United States, Europe, Canada, Mexico, China, Thailand and other countries. We are subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. See Note 17, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

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

Item 1A. Risk Factors.

We believe that the following risks and uncertainties may be material to our business. Additional risks and uncertainties that we currently consider to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely affected.

We operate in highly competitive markets.

We compete with large national, international and regional companies on the basis of product quality, price, service and innovation in response to consumer preferences. Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various markets we serve. If we are not able to anticipate, identify, develop and market products that respond to changes in customer preferences, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

Continued consolidation of our trade customers and increased competition in private-label products, particularly in the home & hardware industry, could adversely affect our business.

There has been consolidation of our trade customers and growth in the sales of private-label products in portions of our markets, particularly in the home and hardware industry. Consolidation increases the size and importance of individual customers, and these larger customers can make significant changes in their volume of purchases, require price reductions and even become competitors for some products. Further consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. Similarly, growth in the sales of private-label products could reduce our margins and profits.

Our financial results and demand for our products are dependent on the successful development of new products and processes.

Our success depends on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or processes or our new products or processes may not be commercially successful. Our future results and ability to maintain or improve our competitive position will depend on our ability to gauge the direction of our key markets and successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.

The inability to secure and maintain rights to intellectual property could adversely affect our business.

We have many patents, trademarks, brand names and trade names that are important to our business. Our business could be adversely affected by the loss of any major brand or by infringement of our intellectual property rights. We are also subject to risks in this area because existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products. In addition, others may assert intellectual property infringement claims against us or our customers.

Risks associated with our strategic acquisitions could adversely affect our business.

We have completed a number of acquisitions in recent years, including more than 25 spirits and wine brands and distribution assets acquired last year from Pernod Ricard S.A. We will continue to consider acquisitions as a means of enhancing shareowner value. Acquisitions involve risks and uncertainties, including:

>	difficulties integrating the acquired company, retaining the Acquired Businesses’ customers, and achieving the expected benefits of the acquisition, such as revenue increases, cost savings, and increases in geographic or product presence, in the desired time frames, if at all;

>	loss of key employees from the acquired company;

>	implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

>	diversion of management’s attention from other business concerns.

Future acquisitions could cause us to incur additional debt, contingent liabilities, increased interest expense and higher amortization expense related to intangible assets, as well as experience dilution in earnings per share. Impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

Our failure to attract and retain qualified personnel would adversely affect our business.

Our success depends in part on the efforts and abilities of our senior management team and key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and key employees would have a negative effect on our operating results.

Various external conditions, including economic, weather and business conditions may result in a decrease in our sales and profitability.

Demand for our products is sensitive to certain external factors, including economic conditions; weather conditions; with respect to the golf business, destination travel and corporate spending; and with respect to home and hardware, mortgage and other interest rates affecting the housing market, as well as the number of new housing starts and existing home sales. The impact of these external factors is difficult to predict, and one or more of these factors could adversely affect our business.

We sell products internationally and are exposed to currency exchange rate risks.

We sell products in the United States, Europe and other areas (principally Canada, Mexico and Australia). While we hedge certain foreign currency transactions, a change in the value of the currencies can impact our financial statements when translated into U.S. dollars. The exchange rates between some of the foreign currencies in which our subsidiaries operate and the U.S. dollar have fluctuated significantly in recent years and may do so in the future.

We manufacture and source our products internationally and are exposed to risks associated with doing business globally.

We manufacture and source our products in the United States, Europe, Canada, Mexico, China, Thailand and other countries. Accordingly, we are subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. Exchange rate fluctuations may impact the cost of sourced products and our financial results.

Risks associated with interest rate fluctuations and commodity and energy price volatility could adversely affect our business.

We are exposed to risks associated with interest rate fluctuations and commodity price volatility arising from weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We buy commodities, including steel, copper, brass, titanium, glass, plastic, resins, wood, particle board, grains and grapes. Volatility in the prices of these commodities, and energy used in making and distributing our products, could increase the costs of our products. We may not be able to pass on these increased costs to our customers, and this could have an adverse effect on our results of operation and financial condition.

Costs of certain employee and retiree benefits may continue to rise.

Increases in the costs of medical and pension benefits to our business could continue and negatively affect our business as a result of:

>	continued increases in medical costs related to current and retired employees due to increased usage of medical benefits and medical inflation in the United States;

>	the effect of any decline in the stock and bond markets on the performance of our pension plan assets;

>	potential reductions in the discount rate used to determine the present value of our benefit obligations; and

>	changes in law and accounting standards that may increase the funding of, and the expense reflected for, employee benefits.

Our Spirits and Wine business relies on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by poor performance of major distributors or other disruptions in our distribution channels.

Our spirits and wine products are sold principally through wholesale distributors for resale to retail outlets. The replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our Spirits and Wine business. Any unplanned disruption to the existing channel could adversely affect our revenues and profitability. A disruption could be caused by the sale of a distributor to a competitor, financial instability of the distributor, or other unforeseen events.

Increased excise taxes on distilled spirits and wine could adversely affect our Spirits and Wine business.

Distilled spirits and wine are subject to excise tax in many countries where we operate. No federal excise tax increase is presently pending in the United States, our largest market. However, many states and other jurisdictions are considering possible excise tax increases. The effect of any future excise tax increases in any jurisdiction cannot be determined, but increased excise taxes could have an adverse effect on our business.

Changes in golf equipment regulatory standards could adversely affect our Golf business.

Our ability to develop and market new golf products may be limited by rules governing equipment standards set by industry associations, such as restrictions on golf club head size and shaft length, and the overall distance standard for golf balls, which could adversely impact our golf business.

Potential liabilities and costs from litigation could adversely affect our business.

Our business is subject to risks related to litigation with respect to various matters, including with respect to alcohol-related liability and tobacco products made and sold by former operations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition and advances in technology, a significant product liability or intellectual property claim, or other factors leading to reduction in expected sales or profitability. If the value of goodwill or other acquired intangibles is impaired, our earnings and net worth could be adversely affected.

Historical financial statements may not be reflective of our future financial condition and results of operation due to our recent portfolio realignment or other reasons.

We made significant changes in our business last year, as discussed in this report, including spinning off our Office products business, buying more than 25 spirits and wine brands and other assets of Allied Domecq PLC and borrowing to finance that acquisition. Although we believe that this report contains all material information that is necessary to make an informed assessment of our assets and liabilities, financial position, profit and losses and prospects, historical financial statements do not necessarily provide all the financial information investors may consider relevant in evaluating our business after these changes or represent what our results of operations or financial position will be for any future periods.

Downgrades of our credit ratings could adversely affect us.

If Moody’s, S&P or Fitch were to downgrade our credit rating, such a downgrade could result in loss of access to the commercial paper market and increase our cost of capital. Downgrades of our credit ratings could also affect the value or marketability of our outstanding notes.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries:

Segment	Manufacturing Plants		Distribution Centers		Warehouses		Other
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Home and Hardware
U.S.	32	9	2	15	1	7	3	2
Canada	2	2		3		1
Mexico	4		1	1		1
Central America				1
Europe	1	2				1
Asia	1			1

Spirits and Wine
U.S.	12	4	2	2	11	2	8	4
Europe	15						1	1
Canada	1				1		1
Mexico	2				1	12	1
Asia	1					8		4

Golf
U.S.	4	1	1	2			2	5
Europe			1	2				2
Canada				1
Asia	2	3	1	8

Corporate
U.S.								1
Asia						1		3
Total U.S.	48	14	5	19	12	9	13	12
Total Non-U.S.	29	7	3	17	2	24	3	10
TOTAL	77	21	8	36	14	33	16	22

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

Individual Cases

As of February 10, 2006, there were approximately 16 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared to 19 cases as reported in our Annual Report on Form 10-K for the year ended December 31, 2004. See “List of Pending Cases” below.

Class Actions

As of February 10, 2006, there were approximately three purported smoking and health class actions pending in which the Company has been named as one of the defendants, compared to five cases as reported in our Annual Report on Form 10-K for the year ended December 31, 2004. See “List of Pending Cases” below.

Health Care Cost Recovery Actions

As of February 10, 2006, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2004. See “List of Pending Cases” below.

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

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. Class actions involving similar allegations (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco, respectively, in the same court. Trials in the Howard and Turner cases have been stayed pending appeal by Philip Morris in Price. The Company is not a party to the Price, Howard or Turner litigation.

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

Prior to the MSA, health care cost recovery actions filed by the states of Minnesota, Texas, Florida and Mississippi were settled separately on terms that included monetary payments of several billion dollars. The Company was not a party to the Minnesota or Texas action and was voluntarily dismissed from the Florida and Mississippi actions. The Company is not a party to any of these settlements nor is it required to pay any money under these settlements.

Pending Cases

For a list of pending cases, see Exhibit 99.1 to this Annual Report on Form 10-K.

Terminated Cases

For a list of terminated cases, see Exhibit 99.1 to this Annual Report on Form 10-K.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan, New York and West Virginia seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Michigan lawsuit, Alston v. Advanced Brands & Importing Co., et al., was filed March 30, 2005 in the Circuit Court for the Third Judicial Circuit, Michigan. The New York lawsuit, Sciocchetti v. Advanced Brands & Importing Co., et al., was filed February 16, 2005 in the Supreme Court, Albany County, New York. The Company and its Spirits and Wine business have not yet been served in the New York lawsuit. The West Virginia lawsuit, Bertovich v. Advanced Brands & Importing Co., et al., was filed February 17, 2005 in the Circuit Court of Hancock County, West Virginia, and was removed to the U.S. District Court for the Northern District of West Virginia on May 22, 2005. The lawsuits are similar in that each alleges that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underage and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal purchase age. The Company denies that its Spirits and Wine business markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flow and financial condition of the Company.

The Company and its Spirits and Wine business were previously named as defendants in a Florida lawsuit, Konhauzer vs. Adolph Coors Company, et al., pending in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida. That case was voluntarily dismissed by plaintiff on October 19, 2005. The Company and its Spirits and Wine business were also previously named as defendants in an Ohio lawsuit, Eisenberg vs. Anheuser Busch, et al., pending in the U.S. District Court of the Northern District of Ohio. On February 6, 2006, the court granted defendants’ motion and dismissed the entire case. The Company and its Spirits and Wine business were previously named as defendants in a Wisconsin lawsuit, Tomberlin vs. Adolph Coors Company, et al., pending in the Circuit Court, Dane County, Wisconsin. That case was dismissed by the court in its entirety on February 16, 2006.

For a discussion of other pending litigation, see Note 22, “Pending Litigation,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Supplementary Item. Executive Officers of the Company.

The name, present positions and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age
Mark Hausberg	Senior Vice President — Finance and Treasurer since January 2000; Vice President and Treasurer prior thereto.	56

Nadine A. Heidrich	Vice President and Corporate Controller since September 2001; Chief Financial Officer of Specialty Elastomers Group, Inc. from 2000 to 2001; Vice President — Finance for John Crane, Inc. prior thereto.	51

Christopher J. Klein	Senior Vice President — Strategy and Corporate Development since April 2003; Executive Vice President — Payment Strategies and Acquisitions for Bank One Corporation from 2001 to 2003; Managing Director of Financial Services for Internet Capital Group from 2000 to 2001; Partner, McKinsey & Company, a management consulting firm, prior thereto.	42

Craig P. Omtvedt	Senior Vice President and Chief Financial Officer since January 2000; Senior Vice President and Chief Accounting Officer prior thereto.	56

Mark A. Roche	Senior Vice President, General Counsel and Secretary since January 2000; Senior Vice President and General Counsel prior thereto.	51

Norman H. Wesley	Chairman of the Board and Chief Executive Officer since December 1999; President and Chief Operating Officer prior thereto.	56

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Common Stock Cash Dividend Payments

	2005	2004

Payment date	Per share	Per share
March	$0.33	$0.30
June	0.33	0.30
September	0.36	0.33
December	0.36	0.33
Total	$1.38	$1.26

Quarterly Composite Common Stock Prices

	2005		2004
	High	Low	High	Low
First Quarter	$85.22	$75.11	$77.10	$66.10
Second Quarter	$91.75	$81.27	$80.50	$70.80
Third Quarter	$96.18	$79.69	$75.21	$68.47
Fourth Quarter	$81.54	$73.50	$79.15	$70.35

On August 16, 2005, Fortune Brands spun off its Office products business. In the table above, market prices include the value of the Office products business through the date of spin-off.

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 10, 2006, there were 23,269 record holders of the Company’s common stock, par value $3.125 per share.

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” for information with respect to securities authorized for issuance under the Company’s equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

In January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The notes consist of €300 million of 3 1/2% notes due January 2009 and €500 million of 4% notes due January 2013. The Joint Bookrunners and Joint Lead Managers were ABN AMRO Bank N.V., Citigroup Global Markets Limited and J.P. Morgan Securities Ltd. Proceeds were used to paydown commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under our then outstanding $3.0 billion bridge credit agreement. Net proceeds of €794.5 million are less price discounts of €3.1 million and underwriting fees of €2.4 million.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2005:

Three Months Ended December 31, 2005	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Maximum number of shares that may yet be purchased under the programs(1)
October 1 – October 31	134	$ 80.80	—	10,000,000
November 1 – November 30	1,116	79.43	—	10,000,000
December 1 – December 31	2,460	76.72	—	10,000,000
Total	3,710	$ 77.68	—

(1)	The Company did not repurchase any shares between October 1, 2005 and December 31, 2005 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on February 28, 2005 and publicly announced through the filing of a Form 8-K that same day. The share repurchase program authorized the Company to purchase up to 5,000,000 shares from March 1, 2005 to February 28, 2006. The Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares (10,000,000 shares in total) on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate.

(2)	The Company purchased all of the 3,710 shares between October 1, 2005 and December 31, 2005 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised and the related tax withholding amounts.

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries
For the year ended December 31,

(In millions, except per share amounts)	2005	2004	2003	2002	2001
Operating Data(a)
Net sales	$7,061.2	$6,145.2	$5,112.6	$4,472.3	$4,383.3
Gross profit	2,891.7	2,503.4	2,124.1	1,885.6	1,704.6
Depreciation and amortization	224.4	191.5	157.6	139.7	171.6
Operating income	1,163.9	1,024.6	868.3	765.2	621.8
Interest expense	158.9	77.3	63.9	60.4	75.3
Income taxes	324.5	261.1	275.3	186.6	114.5
Income from continuing operations	581.6	716.0	552.1	546.4	461.1
Income (loss) from discontinued operations	39.5	67.8	27.1	15.8	(65.7)
Net income	621.1	783.8	579.2	562.2	395.4
Basic earnings per common share
Continuing operations	$3.99	$4.93	$3.78	$3.65	$3.04
Net income	$4.26	$5.40	$3.97	$3.76	$2.60
Diluted earnings per common share
Continuing operations	$3.87	$4.78	$3.68	$3.55	$2.97
Net income	$4.13	$5.23	$3.86	$3.65	$2.55

Common Share Data(b)
Dividends paid	$201.6	$182.9	$166.2	$152.7	$147.2
Dividends paid per share	$1.38	$1.26	$1.14	$1.02	$0.97
Average number of basic shares outstanding	145.6	145.1	145.6	149.4	151.7
Book value per share	$24.88	$21.65	$18.00	$15.15	$13.37

Balance Sheet Data(a)
Inventories	$1,663.1	$915.7	$800.0	$699.7	$686.2
Current assets	3,192.7	2,641.9	2,281.6	1,903.1	1,969.6
Working capital	374.8	605.9	148.1	388.4	741.6
Property, plant and equipment, net	1,679.6	1,219.5	1,187.9	993.4	923.7
Intangibles, net	6,880.5	3,237.2	3,212.1	2,204.4	1,660.6
Total assets	13,201.5	7,883.6	7,444.9	5,822.2	5,270.5
Short-term debt	934.1	670.2	728.1	290.6	35.3
Long-term debt	4,889.9	1,239.5	1,242.6	841.7	949.3
Minority interest in consolidated subsidiaries	374.8	358.0	356.5	387.0	387.9
Stockholders’ equity	3,645.6	3,130.7	2,640.6	2,234.3	1,987.2
Capital expenditures	221.9	214.2	177.6	172.3	187.6

(a)	Data have been restated to present the Office products business as a discontinued operation. Refer to Note 3, “Discontinued Operation,” to the Consolidated Financial Statements, Item 8 of this Form 10-K for additional information.

(b)	On December 31, 2005, there were 23,494 common stockholders of record.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales

	Year Ended December 31,
(In millions)	2005	% Change vs. Prior Year	2004	% Change vs. Prior Year	2003
Home and Hardware	$4,153.4	10.4%	$3,763.7	29.8%	$2,899.9
Spirits and Wine	1,642.0	40.4	1,169.3	7.2	1,091.0
Golf	1,265.8	4.4	1,212.2	8.1	1,121.7
NET SALES	$7,061.2	14.9%	$6,145.2	20.2%	$5,112.6

	Net Income
	Year Ended December 31,
(In millions)	2005	% Change vs. Prior Year	2004	% Change vs. Prior Year	2003
OPERATING INCOME:
Home and Hardware	$655.1	9.5%	$598.5	24.4%	$481.3
Spirits and Wine	401.0	20.2	333.7	10.2	302.8
Golf	171.5	11.5	153.8	10.6	139.1
Less: Corporate expenses	63.7	3.7	61.4	11.8	54.9
OPERATING INCOME	$1,163.9	13.6%	$1,024.6	18.0%	$868.3
LESS:
Interest expense	158.9	105.6	77.3	21.0	63.9
Other income, net	78.9	267.9	(47.0)	(23.0)	(38.2)
Income taxes	324.5	24.3	261.1	(5.2)	275.3
Minority interests	20.0	16.3	17.2	13.2	15.2
INCOME FROM CONTINUING OPERATIONS	$581.6	(18.8%)	$716.0	29.7%	$552.1
INCOME FROM DISCONTINUED OPERATIONS	39.5	(41.7)	67.8	150.2	27.1
NET INCOME	$621.1	(20.8%)	$783.8	35.3%	$579.2

Consolidated

Summary

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, and golf products. We enhance shareholder value by profitably building our leading consumer brands to drive sales and earnings, as well as to generate cash. We do this by developing innovative new products and effective marketing campaigns, and expanding customer relationships. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, we enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

In 2005, we sharpened our focus as a high-performance consumer brands company. In August 2005, we completed the spin-off of the Office products business, in connection with which we received a cash dividend of $613 million. In addition, in July 2005, we acquired more than 25 spirits and wine brands as well as distribution assets from Pernod Ricard S.A., enhancing our Spirits and Wine business and strengthening our distribution capabilities in international markets. While we had the economic benefit of the acquired assets as of the closing of the acquisition, we substantially completed the final legal transfer of assets on January 27, 2006. As a result of this acquisition, in January 2006, we refinanced a portion of the short-term debt utilized for the acquisition and issued both dollar- and euro-denominated long-term debt in the amount of $2 billion and €800 million (approximately $1 billion). Refer to Notes 5, “Acquisitions, Disposals and Joint Ventures” and 6, “Long-Term Debt,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

In February 2006, we announced an agreement to acquire SBR, Inc., a privately held company, which owns the #3 vinyl-framed window brand in North America. No assurance can be given that the acquisition will close on the terms contemplated or at all. Refer to Note 24, “Subsequent Events,” to the Consolidated Financial Statements.

2005 was a year of broad-based performance for Fortune Brands. Net income and diluted earnings per share both decreased 21% in 2005 to $621.1 million and $4.13, respectively. The decrease in profits was due primarily to currency hedge accounting expense related to the exchange rate on the day the Spirits and Wine acquisition closed ($0.72 per diluted share), substantial tax credits recorded in 2004 ($0.69 per diluted share) and the absence of income due to the spin-off of the Office products business. Profit benefited from strong operating performance in all business segments and the incremental impact of the Spirits and Wine acquisition. On a continuing operations basis, income and diluted earnings per share both decreased 19% in 2005 to $581.6 million and $3.87, respectively. Net sales increased 15% to $7.1 billion, as a result of strong underlying growth, successful new products and line extensions, expanding customer relationships, the benefit of the Spirits and Wine acquisition, favorable foreign exchange and price increases implemented in 2004 to help offset commodity cost increases.

Each of our business segments achieved excellent performance in 2005:

>	Our Home and Hardware business achieved double-digit growth in both operating income (9%) and sales (10%), resulting from successful line extensions and new product introductions, expanding customer relationships in cabinets and residential entry doors, partly offset by weak tool storage sales volume at Sears.

>	Our Spirits and Wine business achieved 20% growth in operating income and 40% growth in sales primarily on the impact of the Spirits and Wine acquisition, as well as due to worldwide volume growth in premium and super-premium spirits and favorable foreign exchange.

>	On the strength of successful new products in golf clubs, golf shoes and gloves; continued share gain in golf balls; and the absence of restructuring- related charges, our Golf brands achieved a 12% increase in operating income on 4% growth in sales.

In 2006, we believe that the Company is well positioned for another year of strong performance. We believe the Company will benefit from the following trends in our businesses:

>	aging population trends in the U.S. that favorably impact conditions in the home improvement, golf and spirits & wine industries;

>	additional favorable long-term demographics of the home improvement and housing industries, particularly in the kitchen and bath segment, including rising household formations and increasing household wealth;

>	record existing home sales in 2004 and 2005 and the effect of replace/remodel projects that often trail existing home sales by up to 12 to 18 months;

>	new products in existing and new markets;

>	expanding customer relationships, particularly in Home and Hardware;

>	the incremental benefit of the Spirits and Wine acquisition;

>	continued growth of premium spirits and wine markets worldwide; and

>	continuous innovation and international growth opportunities in our golf business.

The Company has also identified the following risks and challenges that may impact our businesses:

>	continued consolidation of the Company’s trade customers, particularly in the Home & Hardware business;

>	potential impact of moderation in the growth rate in the housing market;

>	possible continuing increases in commodity costs, particularly particleboard and fuel-related costs;

>	challenges in the integration of the Spirits and Wine acquisition; and

>	impact of external conditions (economic conditions, weather, destination travel and corporate spending) on overall demand for golf products.

RESULTS OF OPERATIONS

2005 Compared to 2004

Fortune Brands achieved a 15% increase in net sales and a 14% increase in operating income. Net income was down 21% primarily due to currency hedge accounting expense related to the Spirits and Wine acquisition purchase price, substantial tax credits recorded in 2004 and the absence of income due to the spin-off of the Office products business. Net income benefited from strong broad-based operating performance in all three business segments. The sales increase was driven by:

>	growth in the Home and Hardware, Spirits & Wine and Golf businesses,

>	successful new products and line extensions and expanding customer relationships,

>	the impact of the Spirits and Wine Acquired Businesses,

>	price increases, primarily those implemented last year to help offset energy and raw material cost increases and

>	favorable foreign exchange.

Net income benefited from increased sales volume.

However, the benefit was more than offset by:

>	currency hedge accounting expense related to the Spirits and Wine acquisition purchase price,

>	tax credits recorded in 2004 and

>	the absence of income due to the spin-off of the Office products business.

Our operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales from continuing operations increased $916.0 million, or 15%, to $7.1 billion. Sales benefited from:

>	newly introduced products and line extensions across all businesses ($564 million in total),

>	the net impact ($472 million in aggregate) of acquisitions (primarily the Spirits and Wine acquisition — $444 million) and minor dispositions,

>	price increases (approximately $64 million, primarily in the Home & Hardware and Golf businesses) to help offset energy and raw material cost increases,

>	expanding customer relationships, particularly in the cabinet and entry door businesses and

>	favorable foreign exchange ($27 million).

The increase in net sales was partly offset by lower sales ($260 million) of certain products being discontinued and replaced by new products in the Golf business, as well as a decrease in sales of Home and Hardware tool storage products as a result of weak volumes at Sears.

Cost of products sold

Cost of products sold increased $500.8 million, or 15%, on the impact of the Spirits and Wine Acquired Businesses ($205.0 million), higher net sales, increased year-over-year costs for energy and raw material costs (in the range of $80 to 85 million), which were largely offset by price increases and an unfavorable inventory adjustment in the Home and Hardware tool storage business.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales by approximately 25 basis points due to higher international sales (including the Spirits and Wine Acquired Businesses that have a higher concentration of sales in international markets). In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $260.9 million, or 18%, primarily as a result of the Spirits and Wine acquisition ($128.1 million). In addition, increases were due to higher sales, increased advertising for new product introductions and higher brand investment expenses in Home & Hardware and Spirits & Wine, including for the new Starbucks Coffee Liqueur, as well as due to restructuring-related integration costs associated with the Spirits and Wine acquisition ($18.4 million).

Amortization of intangibles

Amortization of intangibles decreased $2.0 million to $33.4 million primarily due a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition ($2.6 million), partly offset by amortization of finite-lived intangible assets associated with the Spirits and Wine Acquired Businesses ($0.5 million).

Restructuring charges

For the twelve months ended December 31, 2005, we did not record any restructuring charges. For the twelve months ended December 31, 2004, we recorded pre-tax restructuring charges of $9.8 million. The charges principally related to consolidation of manufacturing facilities and employee termination costs, mainly in the Home and Hardware business.

Interest expense

Interest expense increased $81.6 million, or 105.6% to $158.9 million primarily as a result of higher debt associated with the Spirits and Wine Acquired Businesses.

Other expense (income), net

Other expense (income), net increased $125.9 million to a net expense of $78.9 million primarily due to the unfavorable impact of currency hedge accounting expense related to the Spirits and Wine acquisition purchase price ($120.9 million).

Income taxes

Income taxes increased $63.4 million, or 24% to $324.5 million. The reported effective income tax rate for the twelve months ended December 31, 2005 and December 31, 2004 was 35.0% and 26.3%, respectively. The higher effective rate primarily related to a low tax benefit associated with acquisition-related currency hedge accounting expense this year, as well as lower tax credits this year compared to last year.

Net income

Net income was $621.1 million, or $4.26 per basic share and $4.13 per diluted share, for the year ended December 31, 2005 compared to net income of $783.8 million, or $5.40 per basic share and $5.23 per diluted share, for the year ended December 31, 2004. Income from continuing operations was $581.6 million, or $3.99 per basic share and $3.87 per diluted share, for the year ended December 31, 2005 compared to income from continuing operations of $716.0 million, or $4.93 per basic share and $4.78 diluted per share, for the year ended December 31, 2004. The decrease in income from continuing operations of $134.4 million, or 19%, was primarily due to currency hedge accounting expense related to the Spirits and Wine acquisition purchase price ($109.0 million or $0.72 per diluted share), lower tax credits ($7.7 million this year compared to $103.7 million last year, or a decrease of $0.64 per diluted share) and the absence of income due to the spin-off of the Office products business. Income from continuing operations benefited from higher sales volume. Income from discontinued operations, net of tax, decreased $28.3 million, or 42%, primarily as a result of the absence of income after the spin-off of the Office products business on August 16, 2005.

2004 Compared to 2003

Fortune Brands achieved strong results, as net sales from continuing operations increased 20%. Income from continuing operations increased 30% and net income grew 35%. Net sales grew as a result of:

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

Our operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales from continuing operations increased $1,032.6 million, or 20%, to $6.1 billion. Sales benefited from:

>	newly introduced products and line extensions in the Home & Hardware and Golf businesses ($494 million in total), partly offset by lower sales of certain products being discontinued in the Golf and the Home & Hardware businesses,

>	the net impact ($388 million) of acquisitions (primarily Therma-Tru) and dispositions,

>	expanded customer relationships driving increased volume, primarily in the cabinet and entry door businesses, and

>	favorable foreign exchange ($81 million).

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

Income taxes

Income taxes decreased $14.2 million, or 5%, on higher net income as we recorded higher tax-related benefits in 2004 ($101.6 million) compared with 2003 ($35.0 million). The reported effective income tax rates for the twelve months ended December 31, 2004 and 2003 were 26.3% and 32.7%, respectively. The items set forth below impacted the effective income tax rate.

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

In the fourth quarter of 2004, the Congressional Joint Committee on Taxation completed its review of the results of the routine IRS examination of our 1997-2001 tax returns. In continuing operations, we recorded a total tax benefit of $51.5 million, or $0.35 per diluted share, reflecting the completion of the Joint Committee review. This resulted in a reversal of tax reserves of $39.5 million and a net tax adjustment of $12.0 million. As a result of the conclusion of the IRS examination of our 1997-2001 tax years, in 2005 we received a tax refund of approximately $59 million. During the fourth quarter of 2004, we also recorded a one-time non-operating adjustment for interest income on taxes receivable related to these tax-related benefits of $2.1 million (after tax), or $0.01 per diluted share, which was recorded in other income.

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

Net income

Net income increased $204.6 million, or 35%, to $783.8 million due primarily to strong broad-based operating performance, higher tax-related benefits ($107.7 million in 2004 compared to $41.9 million in 2003), the benefit of favorable foreign exchange $18 million) and the impact of acquisitions. Income from continuing operations increased $163.9 million, or 30%, to $716.0 million due primarily to strong broad-based operating performance, higher tax-related benefits ($103.7 million in 2004 compared to $41.9 million in 2003), the benefit of favorable foreign exchange ($13 million) and the impact of acquisitions. Income from discontinued operations, net of tax, increased $40.7 million, or 150%, primarily on the benefit of the business’ ongoing repositioning program, including successful supply chain realignment and cost reduction initiatives, favorable foreign exchange and higher sales volume.

Diluted earnings per share were $5.23 in 2004, up 35% from 2003. Diluted earnings per share from continuing operations were $4.78 in 2004, up 30% from 2003. Diluted earnings per share from discontinued operations were $0.45 in 2004, up 150% from 2003.

QUARTERLY FINANCIAL DATA	Fortune Brands, Inc. and Subsidiaries

Unaudited

(In millions, except per share amounts)

2005	1st	2nd	3rd	4th
Net sales	$1,517.8	$1,782.8	$1,801.6	$1,959.0
Gross profit	616.5	751.5	729.4	794.3
Operating income	231.6	332.5	294.5	305.3
Income from continuing operations	142.6	183.8	79.3	175.9
Income from discontinued operations	10.1	16.5	12.9	—
Net income	152.7	200.3	92.2	175.9
Earnings per common share
Basic
Income from continuing operations	$0.98	$1.26	$0.54	$1.20
Net income	$1.05	$1.38	$0.63	$1.20
Diluted
Income from continuing operations	$0.95	$1.22	$0.52	$1.17
Net income	$1.02	$1.33	$0.61	$1.17

2004	1st	2nd	3rd	4th
Net sales	$1,436.9	$1,620.7	$1,508.3	$1,579.3
Gross profit	586.4	674.7	618.0	624.2
Operating income	215.6	296.1	249.3	263.6
Income from continuing operations	131.0	174.0	188.8	222.2
Income from discontinued operations	8.7	(6.2)	38.0	27.3
Net income	139.7	167.8	226.8	249.5
Earnings per common share
Basic
Income from continuing operations	$0.89	$1.19	$1.31	$1.54
Net income	$0.95	$1.15	$1.57	$1.73
Diluted
Income from continuing operations	$0.87	$1.15	$1.27	$1.49
Net income	$0.92	$1.11	$1.52	$1.68

RESULTS OF OPERATIONS BY SEGMENT

Home and Hardware

2005 Compared to 2004

Net sales increased $389.7 million, or 10%, to $4,153.4 million. The increase was primarily due to underlying volume growth fueled by line extensions and new products ($346 million in total, mainly in faucets, cabinets and exterior doors), expanding customer relationships (particularly in the cabinet and residential entry door businesses), and raw material-related price increases on select products, as well as benefits from acquisitions made in 2005 and 2004 ($28 million increase in sales net of a disposition last year) and favorable foreign exchange ($13 million). The increase in net sales was partially offset by lower tool storage sales due to weak volumes at Sears.

Operating income increased $56.6 million, or 9%, to $655.1 million on the higher sales and the absence of restructuring-related charges this year ($14.5 million), partially offset by an unfavorable inventory adjustment in the tool storage business, higher energy-related costs and costs for capacity and global supply chain initiatives for cabinets.

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

2004 Compared to 2003

Net sales increased $863.8 million, or 30%, to $3,763.7 million. The increase was attributable to the impact of acquisitions (Therma-Tru, Capital Cabinets, American Lock, Dudley and Sentinel, in aggregate $382 million excluding internal growth), line extensions and new products ($317 million), expanded customer relationships (particularly in cabinets and entry doors), a robust housing market, and price increases on select products, as well as favorable foreign exchange ($24 million).

Operating income increased $117.2 million, or 24%, to $598.5 million on the benefit of acquisitions, higher sales and productivity improvements, partially offset by higher commodity costs, particularly steel and particleboard, and restructuring and restructuring-related charges this year.

Spirits and Wine

2005 Compared to 2004

Net sales increased $472.7 million, or 40%, to $1,642.0 million principally due to the impact of the Spirits and Wine Acquired Businesses ($444 million). Sales also benefited from higher U.S. sales of premium and super-premium spirits, including the new Starbucks Coffee Liqueur, strong case volume growth in international markets and favorable foreign exchange ($5 million), partly offset by lower sales of non-premium brands in the U.S.

Operating income increased $67.3 million, or 20%, to $401.0 million on higher sales, partly offset by brand spending to support the launch of Starbucks Coffee Liqueur and restructuring-related integration costs ($18.4 million). Operating income was affected by accounting under Financial Accounting Standards Board Interpretation No. 46(R) (FIN 46(R)), “Consolidation of Variable Interest Entities.” Since many of the assets we acquired were owned by entities that also owned assets acquired by Pernod Ricard (Pernod Ricard), in accordance with FIN 46(R), we fully consolidated entities for which we were the primary beneficiary even for the brands and assets which Pernod Ricard ultimately owned. We were the primary beneficiary if we had the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns of an entity. In addition, if the fair value of the assets acquired by us was less than 50% of the fair value of the entity, we accounted for the investment using the cost method, meaning that sales and expenses related to the brands and assets to be acquired by Fortune Brands in those entities were not included in our statement of income on a fully consolidated basis. Therefore, the reported sales and operating income are not representative of future results of operations. Refer to Note 4, “Acquisitions, Disposals and Joint Ventures,” to the Consolidated Financial Statements for a full description of the accounting treatment of this acquisition.

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

2004 Compared to 2003

Net sales increased $78.3 million, or 7%, to $1,169.3 million principally on favorable foreign exchange ($27 million), strong worldwide growth in Jim Beam bourbon, higher pricing for Jim Beam bourbon and mid-tier brands in the U.S. and the acquisition of Wild Horse Winery.

Operating income increased $30.9 million, or 10%, to $333.7 million on the higher sales and favorable foreign exchange, partly offset by increased investment in key brand-building initiatives.

Golf

2005 Compared to 2004

Net sales increased $53.6 million, or 4%, to $1,265.8 million. The increase was attributable to sales growth in all product categories, new product introductions in golf clubs, and a favorable mix shift toward the premium Titleist brand balls and clubs, as well as favorable foreign exchange ($9 million).

Operating income increased $17.7 million, or 12%, to $171.5 million on higher sales, a favorable mix shift toward higher margin Titleist branded golf balls and clubs, favorable foreign exchange and the absence of restructuring- related charges ($6 million).

Even though new competitors have entered the category in recent years, our Golf business has significantly grown sales, market share and profit with innovative new products. Despite favorable demographics of an aging population (rounds of play generally increase with age), rounds of play in the U.S. decreased from 2000 to 2003 as a result of a combination of decreased golf-related travel, economic conditions, lower corporate spending and weather conditions. U.S. rounds of play were flat in 2004 and 2005. The future success of our Golf business will depend upon continued strong innovation and marketing across its product categories, brands and selling regions. International market opportunities, especially in the Pacific Basin region, have provided and are expected to continue to provide growth for the Golf business.

2004 Compared to 2003

Net sales increased $90.5 million, or 8%, to $1,212.2 million. The increase was attributable to continued volume growth across categories (golf clubs, golf balls, golf footwear, gloves and accessories — $66 million) driven by the introduction of successful new golf products and line extensions, as well as favorable foreign exchange ($31 million).

Operating income increased $14.7 million, or 11%, to $153.8 million on higher sales, favorable foreign exchange and increased sales of higher margin Titleist golf balls.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund dividends, acquisitions, share repurchases, capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. Our priority for cash flow over the near term, after internal growth and dividends, is the reduction of debt that increased as a result of the Spirits and Wine acquisition. For a description of the debt, see “— Capitalization” below and Notes 6, “Long-Term Debt,” and 13 “Financial Instruments” to the Consolidated Financial Statements. For a

description of the Spirits and Wine acquisition, see Note 5, “Acquisitions, Disposals and Joint Ventures,” to the Consolidated Financial Statements.

Cash Flows

Net cash provided from operating activities was $802.7 million for the year ended December 31, 2005 compared with $791.9 million for the year ended December 31, 2004. The increase of $10.8 million was principally due to a 2005 income tax refund, the timing of sales and receivables collections, as well as the benefit of lower steel prices (in inventory) and inventory management programs. The benefit from receivables and inventory include the impact of the Spirits and Wine acquisition subsequent to acquisition. The improvement in cash flow provided from operations was partly offset by increased payments for customer programs (primarily volume-related) and employee performance incentives accrued in 2004 (non-acquisition-related). Cash flow from operating activities was unfavorably impacted by acquisition-related interest expense.

Working capital (current assets net of current liabilities) decreased $231.1 million to $374.8 million at December 31, 2005, primarily due to the absence of discontinued operations and an increase in the current portion of long-term debt, partly offset by assets and liabilities of the Acquired Businesses.

Net cash used by investing activities for the year ended December 31, 2005 was $4,664.2 million, compared with $245.3 million for the year ended December 31, 2004. The increase of $4.4 billion was primarily due to the Spirits and Wine acquisition ($5 billion), partly offset by the dividend received from ACCO World Corporation in conjunction with the spin-off of the Office products business ($613.3 million).

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Capital expenditures in 2005 of $221.9 million were $19.8 million lower than 2004, primarily due to completion of capacity expansion projects in 2004. We currently estimate 2006 capital expenditures will be in the range of $225 to $250 million. We expect to generate these funds internally.

Net cash provided by financing activities for the year ended December 31, 2005 was $3,783.7 million, as compared to net cash used of $515.6 million in 2004. The change of $4.3 billion was primarily attributable to proceeds from debt incurred to finance the Spirits and Wine Acquired Businesses, partly offset by the lack of share repurchases this year.

Capitalization

Total debt increased $3.9 billion to $5.8 billion during the year ended December 31, 2005. The ratio of total debt to total capital increased to 59.2% at December 31, 2005 from 35.4% at December 31, 2004 primarily as a result of the debt associated with the Spirits and Wine acquisition. See Note 5, “Acquisitions, Disposals and Joint Ventures,” to the Consolidated Financial Statements for additional information on the Spirits and Wine acquisition.

On April 20, 2005 Fortune Brands entered into a bridge credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. On July 26, 2005 we amended that existing $6.0 billion bridge credit agreement converting it to a $5.0 billion, 9-month revolving credit agreement with an option to extend the term for an additional 9 months for an incremental fee of up to 0.375% of the outstanding amount. The interest rate was set at the time of each borrowing. The facility fee of 0.10% per annum was subject to increases up to a maximum fee of 0.175% per annum in the event our long-term debt rating falls below specified levels. Borrowings under the agreement were made for general corporate purposes including support for our borrowings in the commercial paper market.

On October 6, 2005 we entered into two new revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, which matures in 2006, and includes the option to extend payment for one year at our discretion for an incremental fee of 0.25% of the outstanding amount. These new facilities replaced our previously existing $1.0 billion revolving credit agreement of which there were no amounts outstanding. The interest rate is set at the time of each borrowing. Facility fees of 0.11% per annum on the 5-year agreement and 0.09% per annum on the 364-day agreement are subject to increases up to maximum fees of 0.20% and 0.175% per annum on the 5-year agreement and 364-day agreement, respectively, in the event our long-term debt rating falls below specified levels. Borrowings under the agreements are made for general corporate purposes including support our borrowings in the commercial paper market.

Subsequent to executing the two new revolving credit agreements, we reduced the bridge credit agreement to $3.0 billion, of which $149 million was outstanding at December 31, 2005. In connection with the issuance of the euro-denominated long-term debt discussed below, on February 7, 2006 we repaid all amounts outstanding under, and terminated, the bridge credit agreement.

In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consist of $750 million of 5 1/8% notes due January 2011, $950 million of 5 3/8% notes due January 2016 and $300 million of 5 7/8% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. Net proceeds of $1,977.4 million were less price discounts of $9.3 million and underwriting fees of $13.3 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, “Financial Instruments,” to the Consolidated Financial Statements on treasury rate locks associated with the U.S.-denominated long-term debt.

In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) in a transaction exempt from registration in accordance with Regulation S under the Securities Act of 1933. The notes consist of €300 million of 3 1/2% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under our then outstanding $3.0 billion bridge credit agreement. Net proceeds of €794.5 million were less price discounts of € 3.1 million and underwriting fees of €2.4 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, “Financial Instruments,” to the Consolidated Financial Statements on interest rate swaps associated with the euro-denominated long-term debt.

Spin-off of Office Products Business

As a part of the spin-off of the Office products business on August 16, 2005, ACCO World Corporation (the Office products business) paid a cash dividend of $625 million, of which Fortune Brands received $613.3 million and the minority shareholder received $11.7 million. The fact that Fortune Brands will no longer receive any of the cash flows from ACCO World Corporation as a result of the spin-off is not expected to have a material impact on the long-term liquidity of the Company.

Spirits and Wine Acquisition

On April 21, 2005, we announced that we would acquire certain spirits and wine brands as well as distribution assets from Pernod Ricard for approximately £2.7 billion ($5.2 billion). In July, 2005, we closed on the purchase. While the purchase price remained £2.7 billion, the dollar purchase value was reduced by approximately $335 million to $4.9 billion as a result of our hedging program and the benefit of lower foreign exchange rates. See Note 4, “Acquisitions, Disposals and Joint Ventures,” to the consolidated Financial Statements for more information on the acquisition, including purchase price adjustments.

In the near term, we intend to utilize our cash flow to pay down the newly incurred debt used to finance this acquisition. Over the long term, we expect the operations of the newly acquired Spirits and Wine business to generate positive cash flow after interest payments on the debt incurred as a result of the acquisition.

Common Stock Repurchase Program

On February 22, 2005, our Board of Directors approved a share repurchase program. The program authorized our management to purchase up to 5,000,000 shares in open market transactions or privately negotiated transactions from March 1, 2005 to February 28, 2006. Our Board of Directors also granted authority to the Board’s Executive Committee to authorize the purchase of up to an additional 5,000,000 shares on or prior to February 28, 2006 to the extent the Executive Committee determines it appropriate. We did not repurchase any shares under this program during 2005.

Dividends

A summary of 2005 cash dividend activity for the Company’s common stock is shown below:

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

Our December 2004 review of the economic assumptions, and our cash flow spot rate yield curve analysis, led to a reduction in our weighted-average discount rate from 6.1% to 5.9%. The weighted-average expected rate of return remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The 2004 revisions resulted in an increase to pension expense of approximately $4 million in 2005.

Our December 2005 review of the economic assumptions, and our cash flow spot rate yield curve analysis, led to a reduction in our weighted-average discount rate from 5.9% to 5.7%. The weighted-average expected rate of return remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The 2005 revisions will result in an increase to pension expense of approximately $4 million in 2006.

Total pension plan cash contributions were $48.0 million and $100.7 million, respectively, in 2005 and 2004. The Company maintains pension plans at many of its operations. The pension plans in aggregate are funded in excess of the Current Liability, as defined in the Internal Revenue Code. In 2006 we expect to make cash contributions of approximately $40 to $70 million to fund existing pension liabilities for our defined-benefit plans. We believe that our internally generated funds will be adequate to make these pension plan cash contributions.

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, including those resulting from our Spirits and Wine Acquired Businesses. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under Item 1. “Business — Cautionary Statement.”

Foreign Exchange

We have investments in various foreign countries, principally Australia, Canada, Mexico, Spain and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars. In addition, in 2006 we issued euro-denominated long-term debt. We have designated the euro-denominated debt as net investment hedges of euro-functional currency operations. See Note 6, “Long-Term Debt,” to the Consolidated Financial Statements.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts under the agreements as adjustments to interest expense.

In 2003, we entered into swap agreements in connection with our outstanding 2.875% notes due in December 2006. We classified the agreements as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt. In the second quarter of 2005, we entered into treasury rate locks with an aggregate notional value of

$1.25 billion in order to hedge the risk to earnings associated with fluctuations in interest rates relating to the anticipated issuances of the dollar-denominated debt associated with the Spirits and Wine acquisition. In the fourth quarter of 2005, we entered into additional treasury rate locks with an aggregate notional value of $500 million. We terminated these treasury rate locks on January 5, 2006 when we issued the dollar-denominated long-term debt. In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of €800 million. We classified these interest rate swaps as cash flow hedges since the swaps hedged against fluctuations in interest rates relating to the anticipated issuance of euro-denominated debt associated with the Spirits and Wine acquisition. We terminated these swap agreements on January 27, 2006 when we issued the new euro denominated long-term debt. For more information on the new dollar- and euro-denominated long-term debt issued in connection with the Spirits and Wine acquisition, see Notes 6, “Long-Term Debt” and 24, “Subsequent Events,” to the Consolidated Financial Statements. For more information regarding the treasury rate locks and interest rate swaps, including the accounting for, and the gains and losses with respect to, these locks and swaps, see Note 13, “Financial Instruments,” to the Consolidated Financial Statements.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $5,186.8 million and $1,239.9 million total long-term debt (including current portion) at December 31, 2005 and 2004 was approximately $5,249.3 million and $1,340.0 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries increased $16.8 million to $374.8 million principally due to minority interests in subsidiaries associated with the Spirits and Wine Acquired Businesses.

Stockholders’ Equity

Stockholders’ equity at year-end 2005 increased $514.9 million compared to year-end 2004, principally due to net income, partially offset by dividends paid to stockholders.

Guarantees and Commitments

Third-party guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture, totaled approximately $74 million. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. On December 12, 2005, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities to December 15, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.7 million as of December 31, 2005 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office products business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of December 31, 2005, we recorded a liability of $2.0 million. Refer to Note 3, “Discontinued Operation,” to the Consolidated Financial Statements for additional information on the spin-off of the Office products business.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At December 31, 2005, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2005.

(In millions)	Payments Due by Period as of December 31, 2005
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$ 637.2	$637.2	$—	$ —	$—
Long-term debt	5,189.7	300.0	2,148.7	2,000.0	741.0
Capital lease obligations	0.4	0.2	0.2	—	—
Operating leases	179.1	45.6	60.4	35.9	37.2
Interest payments on long-term debt	793.9	68.7	113.8	95.1	516.3
Purchase obligations(1)	772.9	353.8	250.3	158.1	10.7

(1)	Purchase obligations include contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

In addition to the contractual obligations listed above, we also had other commercial commitments for which we are contingently liable as of December 31, 2005. These include the guarantee of certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $74 million, of which no amount expires in less than one year with the entire $74 million due in four to five years; a Shareholder Loan Facility executed by JBBW and Maxxium amounting to $18 million, of which no amounts were outstanding and which expires in four to five years; Standby Letters of Credit of $65.5 million of which $38.2 million were due in less than one year with the remaining $27.3 million due in one to three years; and Surety Bonds of $47.1 million of which $47.0 million were due in less than one year with the remaining $0.1 million due in one to three years. In addition, V&S holds an option that may require us to repurchase JBBW preferred stock, that V&S purchased for $344.5 million net of returns of capital, at fair value in whole or in part any time after May 31, 2004 or upon a change in control of JBBW, JBBCo., or certain other events. These contingent commitments are not expected to have a significant impact on our liquidity.

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

Recently Issued Accounting Standards

Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-1 (FSP 109-1), “Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a tax deduction on qualified production activities. The tax benefit was phased in beginning in 2005. The impact on the Company was not material to our results or financial position.

Inventory Costs

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. FAS 151 will not have a significant impact on our results and financial position.

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value of a share of our common stock at the date of grant, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We adopted FAS 123R, effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R. Based on current estimates, the after-tax impact of expensing stock option on diluted earnings per share for the full year 2006 is expected to be approximately $0.18 per share including the effect of options granted in 2006.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the more significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates, which are based on historical experience.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. Trade receivables do not include interest. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $52.4 million and $42.5 million as of December 31, 2005 and December 31, 2004, respectively.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out, with lesser amounts at average and last-in, first-out) or market. In accordance with generally recognized trade practice, bulk spirits and wine inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year due to the duration of aging processes. Inventory reserves are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance or engineering/material changes.

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

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in the years ended December 31, 2005 and 2004, there were no write-downs of intangible assets. In the year ended December 31, 2003, we recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 million after tax ($0.05 basic and diluted per share) in discontinued operations to recognize the diminished values of certain trade names in conjunction with our repositioning plans for the Office products business.

Warranty Reserves

We offer our customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. We generally record warranty expense in cost of products sold at the time of sale. Refer to Note 15, “Product Warranties,” to the Consolidated Financial Statements.

Warranty expense for the years ended December 31, 2005, 2004 and 2003 were $33.7 million, $33.9 million and $28.7 million, respectively.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, postretirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The expected return on plan assets is determined based on our historical experience, the nature of the plans’ investments and our expectations for long-term rates of return. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the interest rates is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable. The discount rate as of December 31, 2005 and 2004 was 5.7% and 5.9%, respectively. The weighted average remaining service period for the pension plans at December 31, 2005 was 13.4 years. As required by United States generally accepted accounting principles, the effect of our modifications are generally accumulated and, if over a specified corridor, amortized over the average remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The total unrecognized net losses for all pension and postretirement benefit plans were $282 million at December 31, 2005, a reduction of $58 million from December 31, 2004, primarily as a result of the spin-off of ACCO World Corporation, partly offset by a decrease in the discount rate and lower than expected returns on plan assets. We believe that the assumptions utilized in recording our obligations under the Company’s plans are reasonable based on our experience and advice from our independent actuaries; however, difference in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As a result, our assumption as of December 31, 2005 and 2004 was an assumed rate of increase of 10% in the next year, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year.

Pension expenses were $39.0 million, $37.4 million and $28.1 million, respectively, in the years ended December 31, 2005, 2004 and 2003. Postretirement expenses were $14.0 million, $14.1 million and $11.5 million, respectively, for the years ended December 31, 2005, 2004 and 2003. In 2006, we expect pension expense of approximately $43 million and postretirement benefit expense of approximately $17 million. A 25 basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $3.7 million and $0.5 million, respectively, for 2006. A 25 basis point change in the long-term rate of return used in accounting for the Company’s pension plans would have a $1.6 million impact on pension expense.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

We do not provide for deferred taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries were, in aggregate, $294.4 million at December 31, 2005.

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

Amounts billed for shipping and handling are classified in “net sales” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.” Shipping and handling costs included in “advertising, selling, general and administrative expenses” were $219.4 million, $185.3 million and $150.8 million for 2005, 2004 and 2003, respectively.

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

Stock-based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. Accordingly, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. For the required disclosure, FAS 148 allows the use of a fair-value method to measure compensation expense. Accordingly, we have adopted the use of the Black-Scholes option-pricing model to determine our compensation expense for disclosure purposes. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. The weighted-average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 were $16.14 and $16.47 and $13.40, respectively, per option. Based upon the range provided for the assumptions utilized, any alternative fair-values per option would not have materially differed from the fair values listed above. For example, a change in the expected term from a weighted average of 3.9 to 4.4 years, would have had a $0.96, or 6%, impact on the weighted-average fair value of options granted during the year ended December 31, 2005. Had FAS 148 been applied, the pro forma diluted EPS impact would have been a decrease of $0.15, $0.17 and $0.12 per share, respectively, for 2005, 2004 and 2003.

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

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2005, $7.2 million in deferred currency losses were reclassified to cost of sales. During the year ended December 31, 2004, deferred currency losses of less than $0.1 million were reclassified to cost of sales. We estimate that $4.0 million of currency derivative gains included in OCI as of December 31, 2005 will be reclassified to earnings within the next twelve months.

We paid the purchase price for the Spirits and Wine acquisition in British pounds sterling. In connection with the acquisition, in 2005, we entered into call options to buy British pounds sterling to hedge the currency exposure related to the purchase price. We terminated the call options in early July 2005. We also entered into forward contracts to buy British pounds to hedge the currency exposure related to the purchase price. We settled the forward contracts upon consummation of the acquisition in July 2005. In connection with the acquisition, we also entered into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt to finance the acquisition. We terminated these locks and swaps upon issuance on new long-term debt in January 2006. See Note 13, “Financial Instruments,” to the Consolidated Financial Statements.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, Australian dollar, Euro and Pound sterling. We are also exposed to foreign currency risk as a result of our new euro-denominated debt. We have designated the euro-denominated debt as net investment hedges with respect to the Spirits and Wine Acquired Businesses which has euro-denominated operations. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 13, “Financial Instruments” for more information about the management of our interest rate risk.

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

Pending Litigation

See Note 22 to the Consolidated Financial Statements.

Environmental Matters

Along with other responsible parties, our subsidiaries face claims relating to the protection of the environment. As of February 10, 2006, various of our subsidiaries had been designated as potentially responsible parties under “Superfund” or similar state laws in 43 instances. We have reached settlements in 27 of these instances. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2005 and 2004, we had accruals of $41.5 million and $46.2 million, respectively, to cover these matters.

Related Party Transactions

Future Brands LLC

The Spirits and Wine business is a partner with V&S Vin & Sprit AB (V&S) in a joint venture named Future Brands LLC (Future Brands), which distributes both companies’ spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. The Spirits and Wine business records revenue at the time of shipment to Future Brands’ customers. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and that results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2005 and 2004, JBBCo. did not have any outstanding obligations as a result of this arrangement.

The Spirits and Wine business’ balances related to Future Brands included the following:

(In millions)	2005	2004
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$85.4	$73.2
Investment	8.2	9.3
Accounts payable (commissions)	14.6	17.2
Accrued liabilities	3.5	7.2

Maxxium Worldwide B.V.

BGSW is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium), which distributes and sells spirits and wine in key markets outside the United States. The joint venture partners include Rémy Cointreau, Highland Distillers and V&S. The Spirits and Wine business records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, the Company has guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $74 million, of which $50 million was outstanding as of December 31, 2005. At December 31, 2004, the guarantees totaled $85 million, of which $76 million was outstanding. JBBW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium. There were no amounts outstanding under the Loan Facility as of either December 31, 2005 or December 31, 2004. The Loan Facility was renewed in 2005 and expires December 12, 2010.

The Spirits and Wine business’ balances related to Maxxium included the following:

(In millions)	2005	2004
Accounts receivable	$57.2	$60.1
Investment	81.7	64.6
Accounts payable (expense reimbursement)	14.6	13.7

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

Interest Rate Risk

The disclosure about interest rate risk required to be provided under this item is set forth under “Item 7 — Management’s Discussion and Analysis — Liquidity and Capital Resources — Interest Rates” and is incorporated herein by reference.

A hypothetical 20 basis point change in interest rates affecting the Company’s variable rate borrowings would not have a material effect on results of operations.

Foreign Exchange Risk

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

The following table summarizes our estimated loss under the VAR model as of December 31, 2005 and 2004, respectively.

(In millions)	Estimated Amount of Loss	Period	Confidence Level
2005 foreign exchange	$1.4	1 day	95%
2004 foreign exchange	$2.7	1 day	95%

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

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2005 and 2004, the fair value of all outstanding contracts and the book value of the contracts were essentially the same.

Commodities

We are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. The exposures under these contracts are not considered material to our financial statements.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2005	2004	2003
NET SALES	$7,061.2	$6,145.2	$5,112.6
Cost of products sold	3,843.0	3,342.1	2,686.5
Excise taxes on spirits and wine	326.5	299.7	302.0
Advertising, selling, general and administrative expenses	1,694.4	1,433.6	1,236.4
Amortization of intangibles	33.4	35.4	17.2
Restructuring charges	—	9.8	2.2
OPERATING INCOME	1,163.9	1,024.6	868.3
Interest expense	158.9	77.3	63.9
Other expense (income), net	78.9	(47.0)	(38.2)
Income from continuing operations before income taxes and minority interests	926.1	994.3	842.6
Income taxes	324.5	261.1	275.3
Minority interests	20.0	17.2	15.2
Income from continuing operations	$581.6	$716.0	$552.1
Income from discontinued operations, net of tax	39.5	67.8	27.1
NET INCOME	$621.1	$783.8	$579.2
EARNINGS PER COMMON SHARE
Basic
Continuing operations	$3.99	$4.93	$3.78
Discontinued operations	0.27	0.47	0.19
Net earnings	$4.26	$5.40	$3.97
Diluted
Continuing operations	$3.87	$4.78	$3.68
Discontinued operations	0.26	0.45	0.18
Net earnings	$4.13	$5.23	$3.86
DIVIDENDS PAID PER COMMON SHARE	$1.38	$1.26	$1.14
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	145.6	145.1	145.6
Diluted	150.5	149.9	150.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$93.6	$85.1
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns (2005 $52.4 and 2004 $42.5)	973.0	654.5
Accounts receivable from related parties	142.6	133.3
Inventories
Bulk spirits and wine	889.3	268.1
Other raw materials, supplies and work in process	301.5	285.8
Finished products	472.3	361.8
Total inventories	1,663.1	915.7
Other current assets	320.4	256.8
Current assets of discontinued operations	—	596.5
TOTAL CURRENT ASSETS	3,192.7	2,641.9
Property, plant and equipment
Land and improvements	316.8	93.5
Buildings and improvements to leaseholds	684.7	544.4
Machinery and equipment	1,703.0	1,499.2
Construction in progress	92.7	107.0
	2,797.2	2,244.1
Less accumulated depreciation	1,117.6	1,024.6
Property, plant and equipment, net	1,679.6	1,219.5

Goodwill resulting from business acquisitions	3,633.5	2,005.1
Other intangible assets resulting from business acquisitions, net of accumulated amortization (2005 $256.3 and 2004 $225.2)	3,247.0	1,232.1
Investments in unconsolidated subsidiaries	1,153.5	63.9
Investments in related parties	89.9	73.9
Other assets	205.3	280.0
Non-current assets of discontinued operations	—	367.2
TOTAL ASSETS	$13,201.5	$7,883.6

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2005	2004
LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$20.5	$23.0
Commercial paper	616.7	646.8
Current portion of long-term debt	296.9	0.4
Accounts payable to vendors	655.7	240.3
Accounts payable to related parties	29.2	30.9
Accrued taxes	199.9	181.8
Accrued customer programs	164.9	151.0
Accrued salaries, wages and other compensation	160.2	158.7
Accrued expenses and other current liabilities	670.4	279.2
Other current liabilities to related parties	3.5	7.2
Current liabilities of discontinued operations	—	316.7
TOTAL CURRENT LIABILITIES	2,817.9	2,036.0
Long-term debt	4,889.9	1,239.5
Deferred income	119.2	146.3
Deferred income taxes	877.2	445.5
Accrued retiree benefits	123.3	90.6
Postretirement and other liabilities	353.6	361.6
Long-term liabilities of discontinued operations	—	75.4
TOTAL LIABILITIES	9,181.1	4,394.9
Minority interest in consolidated subsidiaries	374.8	358.0
Stockholders’ equity
$2.67 Convertible Preferred stock	6.6	7.1
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	182.8	155.8
Accumulated other comprehensive (loss) income	(22.2)	6.4
Retained earnings	5,890.2	5,447.2
Treasury stock, at cost	(3,129.2)	(3,203.2)
TOTAL STOCKHOLDERS’ EQUITY	3,645.6	3,130.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,201.5	$7,883.6

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2005	2004	2003
OPERATING ACTIVITIES
Net income	$621.1	$783.8	$579.2
Restructuring charges	—	6.9	11.8
Depreciation and amortization	224.4	221.0	192.6
Deferred taxes	6.0	42.9	91.9
Deferred income	(27.1)	(27.0)	(27.0)
Currency hedge expense	120.9	—	—
Write-down of identifiable intangibles	—	—	12.0
Changes in assets and liabilities including effects subsequent to acquisitions:
Increase in accounts receivable	(16.7)	(109.7)	(34.5)
Increase in inventories	(79.3)	(113.6)	(29.8)
(Increase) decrease in other assets	(11.0)	3.7	(61.7)
Increase in accounts payable	28.6	38.6	40.0
Decrease in accrued taxes	(49.0)	(93.1)	(16.5)
(Decrease) increase in accrued expenses and other liabilities	(40.9)	(14.1)	10.4
Tax benefit on the exercise of stock options	26.0	35.0	27.6
Other operating activities, net	(0.3)	17.5	(5.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	802.7	791.9	790.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(221.9)	(241.7)	(193.9)
Proceeds from the disposition of property, plant and equipment	6.3	26.1	12.0
Acquisitions, net of cash acquired	(4,936.0)	(30.9)	(1,047.7)
Currency hedge expense related to Spirits and Wine acquisition purchase price	(120.9)	—	—
Dividend from the spin-off of ACCO World Corporation	613.3	—	—
Other investing activities, net	(5.0)	1.2	—
NET CASH USED BY INVESTING ACTIVITIES	(4,664.2)	(245.3)	(1,229.6)
FINANCING ACTIVITIES
Increase in commercial paper classified as long-term debt	3,800.0	—	—
Increase in other short-term debt, net	118.0	138.8	365.2
Issuance of long-term debt	—	—	599.0
Repayment of long-term debt	(0.4)	(203.6)	(132.6)
Dividends to stockholders	(201.6)	(183.5)	(166.9)
Cash purchases of common stock for treasury	—	(326.4)	(207.2)
Proceeds received from exercise of stock options	72.1	77.8	96.0
Other financing activities, net	(4.4)	(18.7)	(38.1)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,783.7	(515.6)	515.4
Effect of foreign exchange rate changes on cash	6.5	29.3	12.7
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(71.3)	$60.3	$89.2
Cash and cash equivalents at beginning of year	$164.9	$104.6	$15.4
Cash and cash equivalents at end of year(a)	93.6	164.9	104.6
Cash paid during the year for (including discontinued operations)
Interest	$172.5	$91.0	$74.9
Income taxes	313.5	310.3	163.8
(a)	Includes cash and cash equivalents for discontinued operations at December 31, 2004 of $79.8 million.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity	Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2002	$7.9	$717.4	$116.0	$(161.2)	$4,434.6	$(2,880.4)	$2,234.3
Comprehensive income
Net income	—	—	—	—	579.2	—	579.2
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	76.0	—	—	76.0
Minimum pension liability adjustments	—	—	—	(4.6)	—	—	(4.6)
Total comprehensive Income	—	—	—	71.4	579.2	—	650.6

Dividends ($1.14 per share)	—	—	—	—	(166.9)	—	(166.9)
Purchases (4.1 shares)	—	—	—	—	—	(204.5)	(204.5)
Tax benefit on exercise of stock options	—	—	27.6	—	—	—	27.6
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (3.2 shares)	(0.4)	—	(16.9)	—	—	116.8	99.5
Balance at December 31, 2003	7.5	717.4	126.7	(89.8)	4,846.9	(2,968.1)	2,640.6
Comprehensive income
Net income	—	—	—	—	783.8	—	783.8
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	52.2	—	—	52.2
Minimum pension liability adjustments	—	—	—	44.0	—	—	44.0
Total comprehensive Income	—	—	—	96.2	783.8	—	880.0

Dividends ($1.26 per share)	—	—	—	—	(183.5)	—	(183.5)
Purchases (4.4 shares)	—	—	—	—	—	(322.1)	(322.1)
Tax benefit on exercise of stock options	—	—	35.0	—	—	—	35.0
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (2.3 shares)	(0.4)	—	(5.9)	—	—	87.0	80.7
Balance at December 31, 2004	7.1	717.4	155.8	6.4	5,447.2	(3,203.2)	3,130.7
Comprehensive income
Net income	—	—	—	—	621.1	—	621.1
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	1.7	—	—	1.7
Minimum pension liability adjustments	—	—	—	(30.3)	—	—	(30.3)
Total comprehensive Income	—	—	—	(28.6)	621.1	—	592.5

Dividends ($1.38 per share)	—	—	—	—	(201.6)	—	(201.6)
Tax benefit on exercise of stock options	—	—	26.0	—	—	—	26.0
Conversion of preferred stock (0.1 shares) and delivery of stock plan shares (1.9 shares)	(0.5)	—	1.0	—	—	74.0	74.5
Spin-off of ACCO World Corporation	—	—	—	—	23.5	—	23.5
Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.  Significant Accounting Policies

Basis of Presentation    The consolidated financial statements include the accounts of Fortune Brands, Inc., after elimination of intercompany transactions, majority-owned subsidiaries (excluding a subsidiary, Future Brands LLC, in which a third party has substantive participating rights) and a subsidiary, Acushnet Lionscore Limited, in which it holds a minority interest but has substantive control as a result of the Company having operational decision-making powers over the entity. In addition, we consolidate variable interest entities (VIEs) where we are deemed to be the primary beneficiary. Refer to Note 4 “Acquisitions, Disposals and Joint Ventures,” for a discussion of VIEs. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results for future periods could differ from those estimates.

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were reclassified and separately stated in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003. The assets and liabilities of this discontinued operation were reclassified in the accompanying consolidated balance sheets as of December 31, 2004. The cash flows from discontinued operations for the years ending December 31, 2005, 2004 and 2003 were not separately classified on the accompanying consolidated statements of cash flows.

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

Inventories  Inventories are priced at the lower of cost (principally first-in, first-out with lesser amounts at average and last-in, first-out) or market. Last-in, first-out inventories at December 31, 2005 were $171.1 million (with a current cost of $181.2 million) of the total inventories of $1,663.9 million. In accordance with generally recognized trade practice, bulk spirits and wine inventories are classified as current assets, although the majority of these inventories, due to the duration of aging processes, ordinarily will not be sold within one year.

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

In conjunction with our ongoing review of the carrying value of our identifiable intangibles, in 2003, the Company recorded a non-cash write-down of identifiable intangibles of $12.0 million, $8.0 after tax in discontinued operations in conjunction with the repositioning of the Office business. There were no write-downs in 2005 or 2004.

Warranty Reserves    We offer customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. Warranty expense is generally recorded in cost of products sold at the time of sale. Refer to Note 15, “Product Warranties.”

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.  Significant Accounting Policies (Continued)

Employee Benefit Plans    We provide a range of benefits to employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which reflect various actuarial assumptions, including discount rates, expected long-term rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The discount rate is based on high quality, fixed income bonds with maturities corresponding to the benefit obligations. The long-term expected rate of return on plan assets reflects the mix of the plan asset investments. Compensation increases reflect expected future compensation trends. The health care cost trend rates reflect expected changes in health care costs based on historical rates and estimates of future changes. We review our actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications are generally recorded or amortized over future periods. We believe that the assumptions utilized in recording obligations under the plans, which are presented in Note 10, “Pension and Other Retiree Benefits,” are reasonable based on experience and on advice from independent actuaries. We will continue to monitor these assumptions as market conditions warrant.

Environmental     The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2005 and 2004, environmental accruals amounted to $41.5 million and $46.2 million, respectively, and are included in non-current liabilities on the balance sheet.

Income Taxes    In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries aggregated $294.4 million at December 31, 2005.

Revenue Recognition    In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. We also provide for an estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in “net sales” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.” Shipping and handling costs included in “advertising, selling, general and administrative expenses” were $219.4 million, $185.3 and $150.8 million for 2005, 2004 and 2003, respectively.

Customer Program Costs    The Company generally recognizes customer program costs in either “net sales” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, general customer program-generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials and store service fees.

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

Advertising Costs    Advertising costs, which amounted to $471.1 million, $430.6 million and $395.7 million for 2005, 2004 and 2003, respectively, are principally expensed as incurred. Advertising costs include media costs, point of sale materials, cooperative advertising and product endorsements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.  Significant Accounting Policies (Continued)

Research and Development    Research and development expenses, which amounted to $65.9 million, $60.6 million and $49.8 million in 2005, 2004 and 2003, respectively, are expensed as incurred.

Stock-based Compensation    We elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock plans as allowed under Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” As a result, no compensation expense has been recognized for the stock options plans. In accordance with FAS 148 we, for purposes of its pro forma disclosure, determined our compensation expense in accordance with the Black-Scholes option- pricing model. Had compensation cost for the fixed stock options been determined consistent with FAS 148, pro forma net income and earnings per common share for 2005, 2004 and 2003 would have been as follows:

(In millions, except per share amounts)	2005	2004	2003
Net income — as reported	$621.1	$783.8	$579.2
Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	10.5	12.3	11.9
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(35.3)	(39.1)	(30.1)
Pro forma net income	$596.3	$757.0	$561.0
Earnings per common share
Basic — as reported	$4.26	$5.40	$3.97
Basic — pro forma	$4.09	$5.21	$3.85
Diluted — as reported	$4.13	$5.23	$3.86
Diluted — pro forma	$3.98	$5.06	$3.74

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

We apply the “nominal vesting period approach” under APB 25, recognizing pro forma compensation cost over the three-year vesting period, including for awards held by individuals who are eligible for the retirement provisions under the applicable plan. When we adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, we will change the approach to recognize expense for retirement eligible employees over a twelve-month period (since retiree options vest in their entirety if held at least one year before retirement) or the period until retirement, if longer. The impact of the change on pro forma net income and diluted earnings per share for the year ended December 31, 2005, 2004 and 2003 would not have been material.

As a result of the spin-off of the Office products business (see Note 3, “Discontinued Operation”), the Company adjusted the number of shares granted for stock options and the option exercise prices to preserve the economic value of the options that existed at the time of the spin-off. The adjustment was based on the Fortune Brands stock price at the close of the stock market immediately before the spin-off and the opening stock price on the day after the spin-off. There was no impact on the statement of income as a result of the modification to the number of stock options and the exercise prices.

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

In connection with the 2005 Spirits and Wine purchase price which was paid in British pound sterling, we entered into call options to hedge the currency exposure related to the purchase price. We terminated the call options in early July 2005. We also entered into forward contracts to buy British pounds to hedge the currency exposure related to the purchase price. We settled the forward contracts upon consummation of the acquisition in July 2005. In connection with the acquisition, we also entered into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt to finance the acquisition. We terminated these locks and swaps upon issuance on new long-term debt in January 2006. For additional information, see Note 13, “Financial Instruments.”

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2005, $7.2 million in deferred currency losses were reclassified to cost of products sold. During the year ended December 31, 2004, less than $0.1 million in deferred currency losses were reclassified to cost of products sold. We estimate that $4.0 million of currency derivative gains included in OCI as of December 31, 2005 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Canadian dollar, Australian dollar, Euro and Pound sterling.

Interest Rate Risk We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 13, “Financial Instruments,” for more information about the management of our interest rate risk.

Recently Issued Accounting Standards

Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-1 (FSP 109-1), “Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004 (the Act).” The Act provides for a tax deduction on qualified production activities. The tax benefit was phased in beginning in 2005. The impact on the Company was not material to our results or financial position.

Inventory Costs

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. FAS 151 will not have a significant effect on our results and financial position.

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock- Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.  Significant Accounting Policies (Continued)

Employees.” FAS 123R requires compensation expense, measured as the fair value of a share of our common stock at the date of grant, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We adopted FAS 123R, effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R. Based on current estimates and using the Black-Scholes value at the date of each grant, the after-tax impact of expensing stock options on diluted earnings per share for the full year 2006 is expected to be approximately $0.18 per share, including the effect of options granted in 2006.

2.  Goodwill and Other Identifiable Intangibles

We had net goodwill of $3,633.5 million as of December 31, 2005. The increase in goodwill during the twelve months ended December 31, 2005 of $1,628.4 million from $2,005.1 million as of December 31, 2004 was principally attributable to the Spirits and Wine acquisition. Refer to Note 4, “Acquisitions, Disposals and Joint Ventures.”

The change in the net carrying amount of goodwill by segment is as follows:

(In millions)	Balance at December 31, 2004	Acquisitions	Translation Adjustments	Balance at December 31, 2005
Home and Hardware	$1,726.3	$4.9	$1.5	$1,732.7
Spirits and Wine	265.6	1,623.4	—	1,889.0
Golf	13.2	—	(1.4)	11.8
Total goodwill, net	$2,005.1	$1,628.3	$0.1	$3,633.5

We also had indefinite-lived intangible assets, principally tradenames, of $2,690.9 million as of December 31, 2005 compared to $701.8 million as of December 31, 2004. The increase of $1,989.1 million was primarily due to the Spirits and Wine acquisition.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $738.3 million and $182.2 million, respectively, as of December 31, 2005, compared to $677.2 million and $146.9 million, respectively, as of December 31, 2004. The gross carrying value increase was principally due to the Spirits and Wine acquisition.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.  Goodwill and Other Identifiable Intangibles (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2005 and 2004 are as follows:

	As of December 31, 2005				As of December 31, 2004
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$2,765.0	$ (74.1	)(1)	$2,690.9	$ 780.1	$ (78.3)	(1)	$701.8
Amortizable intangible assets
Tradenames	390.1	(119.4)		270.7	331.0	(108.1)		222.9
Customer and contractual relationships	257.4	(47.5)		209.9	255.5	(28.8)		226.7
Patents/proprietary technology	75.4	(10.9)		64.5	75.4	(5.9)		69.5
Licenses and other	15.4	(4.4)		11.0	15.3	(4.1)		11.2
Total	738.3	(182.2)		556.1	677.2	(146.9)		530.3
Total identifiable intangibles	$3,503.3	$ (256.3)		$3,247.0	$1,457.3	$ (225.2)		$1,232.1

(1)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $33.4 million, $35.4 million and $17.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company expects to record intangible amortization of approximately $38 million for each of the next five fiscal years ending December 31, 2006 through December 31, 2010.

We performed our annual impairment test as of December 31 of each fiscal year. For 2005 and 2004, no impairment of goodwill or indefinite-lived intangible assets was recognized as a result of the annual impairment tests.

3.  Discontinued Operation

On August 16, 2005, the Company completed the spin-off of the Office products business, ACCO World Corporation (ACCO), to the Company’s shareholders. In addition to retaining their shareholdings in Fortune Brands, each Fortune Brands shareholder received one share of ACCO Brands Corporation for each 4.255 shares of Fortune Brands stock held. Fortune Brands did not record a gain or loss on the transaction as a result of the spin-off. As a part of the spin-off, ACCO paid a cash dividend of $625 million, of which Fortune Brands received $613.3 million and the minority shareholder received $11.7 million.

The statements of income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of the spin-off of ACCO as a discontinued operation. The results of discontinued operations include expenses that were paid by Fortune Brands on behalf of ACCO based on actual direct costs incurred, as well as interest expense associated with the outstanding debt of Fortune Brands that was allocated to ACCO. The allocation of debt was based on the average net assets of ACCO as a percent of the average net assets plus average consolidated debt not attributable to other operations of Fortune Brands.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

3.  Discontinued Operation (Continued)

The following table summarizes the results of the discontinued operations for the years ended December 31, 2005, 2004 and 2003.

	For the Year ended December 31,
(In millions)	2005	2004	2003
Net sales	$763.8	$1,175.7	$1,101.9
Income from discontinued operations before income taxes	$65.8	$89.7	$41.0
Income taxes	26.3	21.9	13.9
Income from discontinued operations, net of income taxes	$39.5	$67.8	$27.1

The lower effective tax rate for the year ending December 31, 2004 resulted primarily from a 2004 tax benefit recognized due to the reversal of a deferred tax valuation allowance of approximately $7 million. The deferred tax valuation allowance relates to the Office products business’ non-U.S. operations in connection with a change in expectations about the utilization of certain net operating loss carryforwards.

The following table summarizes the major classes of assets and liabilities of ACCO World Corporation, which are now reflected as a discontinued operation on the consolidated balance sheet at December 31, 2004:

(In millions)	December 31, 2004
Cash	$ 79.8
Accounts receivable, net	320.1
Inventories	172.4
Other current assets	24.2
Total current assets	596.5
Property, plant and equipment, net	158.6
Identifiable intangibles, net	117.0
Other assets	91.6
Total assets	$ 963.7
Accounts payable	$ 120.6
Other current liabilities	196.1
Total current liabilities	316.7
Other liabilities (including minority interests)	75.4
Total liabilities	$ 392.1

4.  Acquisitions, Disposals and Joint Ventures

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Acquired Businesses) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands and distribution networks in the U.K., Germany and Spain. We expect the complementary brands we acquired to significantly enhance our high-margin Spirits and Wine business and strengthen our distribution in key international markets.

In July 2005, an affiliate of the Company received tracker shares issued by Goal Acquisitions Limited (Goal), the Pernod Ricard subsidiary formed to acquire Allied Domecq PLC (Allied Domecq). The tracker shares gave the Company certain economic rights with respect to the Acquired Businesses prior to the actual legal transfer to the Company. Until legal transfer of all of the Acquired Businesses was completed, the Company held tracker shares. The Company also had certain rights to manage operations of the Acquired Businesses that had not been legally transferred to the Company. As of January 27, 2006, substantially all of the Acquired Businesses had legally transferred to Fortune Brands.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.  Acquisitions, Disposals and Joint Ventures (Continued)

The acquisition was structured this way as a result of our negotiations with Pernod Ricard, after considering various factors, including:

>	Our commercial desire to obtain the economic benefits associated with owning and operating the Acquired Businesses as soon as possible after funding the purchase price for those assets;

>	Many former Allied Domecq subsidiaries owned assets that the Company and Pernod Ricard would separately retain, including integrated manufacturing, distribution, marketing, licensing and other operations involving multiple brands. The separation and transfer of these commingled or shared assets from Pernod Ricard to the Company involved significant reorganization of business operations and contractual arrangements for many of the companies involved. In light of this, the Company and Pernod Ricard agreed to a six-month period (ending on January 26, 2006) during which the assets and liabilities of Allied Domecq would be evaluated and specific assets then identified and legally separated between the Company and Pernod Ricard and transferred accordingly; and

>	The actual legal transfer of all the Acquired Businesses required that we evaluate alternative ways to separate the Acquired Businesses from those to be retained by Pernod Ricard, obtain required consents, structure, negotiate, document and complete the transfer of the Acquired Businesses, all within the parameters established by our agreement with Pernod Ricard.

At the time the net assets of any particular Acquired Business were actually transferred to the Company, the number of Goal tracker shares held by the Company was reduced in proportion to the value ascribed to the net assets transferred, using a methodology prescribed by the Company’s agreement with Pernod Ricard. Our agreement with Pernod Ricard provided that the net assets of the Acquired Businesses would be legally transferred to one or more subsidiaries of Fortune Brands over a six month period that began on July 26, 2005. As of December 31, 2005, the net assets of the following Acquired Businesses had been transferred: Courvoisier, Maker’s Mark and certain California wine assets. As of January 27, 2006, substantially all of the net assets of the Acquired Businesses had been legally transferred to Fortune Brands.

The initial cost of the Spirits and Wine acquisition, approximately £2.7 billion ($4.9 billion), was subject to change based on purchase price adjustments in accordance with the purchase agreement. The final purchase price is based on specified multiples of historic profit (for the fiscal year ended August 31, 2004) of the brands purchased, as well as working capital levels as of July 26, 2005 and other adjustments. The Company’s agreement with Pernod Ricard provides for an assessment by Pernod Ricard of historic profitability of the brands the Company purchased, with a subsequent review by the Company of the historic profits, and a binding determination by a third party if the Company and Pernod Ricard cannot agree. We reached an agreement with Pernod Ricard on January 27, 2006 which confirmed that the global consideration for the Acquired Businesses will be adjusted by an additional payment of £199.4 million (approximately $352 million) to Pernod Ricard, partially offset by payment from Pernod Ricard to the Company of £82.2 million (approximately $145 million) for estimated working capital. Further adjustments may be made. Refer to Note 24, “Subsequent Events” for additional information.

In a related but separate transaction, the Company acquired the Larios brands (primarily gin) and related assets from an affiliate of a Pernod Ricard subsidiary on September 8, 2005. The cost of the Larios acquisition was an additional $135.6 million.

Until assets were legally transferred, reporting was in accordance with Financial Accounting Standards Board Interpretation No. 46(R) (FIN 46R), “Consolidation of Variable Interest Entities.” Since many of the Allied Domecq assets to be acquired by Fortune Brands were commingled in entities that owned assets also acquired by Pernod Ricard, in accordance with FIN 46R, our interest in the Goal subsidiaries was deemed to be a variable interest in those entities only if the fair value of the specified assets is more than half of the total fair value of the entity’s assets. Those variable interest entities for which we were the primary beneficiary, bearing the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns, were consolidated and accounted for in accordance with FIN 46R and Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.” We recognized minority interest for any Pernod Ricard assets at fair value. Once the Pernod Ricard assets were legally transferred, we ceased recognizing the minority interest.

If the fair value of the assets acquired by Fortune Brands was less than 50% of the fair value of the entity and we were not the primary beneficiary, we accounted for the investment using the cost

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.  Acquisitions, Disposals and Joint Ventures (Continued)

method. In addition, since the tracker shares gave the Company ownership rights for the income/losses generated by the Fortune Brands assets from the date of acquisition through the legal transfer of assets, we recorded income in the amount of $57.3 million for these unconsolidated subsidiaries for the period July 26, 2005 through December 31, 2005. Once the Fortune Brands assets were legally transferred, the cost investments were replaced by the actual Fortune assets acquired on a fair value basis as of the date of acquisition in accordance with FAS 141. As of December 31, 2005, the Fortune Brands assets accounted for under the cost method were $1.1 billion and were included in Investments in unconsolidated subsidiaries on the condensed consolidated balance sheet as of December 31, 2005. These investments included assets for which the Company paid approximately $1.0 billion out of the total purchase price of approximately $5.0 billion. For those VIEs in which we had an investment but we were not considered to be the primary beneficiary, the maximum exposure to loss as of December 31, 2005 was $1.1 billion. Net assets pertaining to this investment were legally transferred between January 1, 2006 and January 27, 2006. We are not aware of any losses that occurred during this transfer period.

We initially financed the Spirits and Wine acquisition with borrowings under bank credit agreements and subsequently financed it in the commercial paper market. On April 20, 2005 we executed a bridge credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. In January 2006, we issued dollar- and euro-denominated long-term debt securities of $2 billion and €800 million (approximately $1 billion) and repaid and cancelled the bridge credit agreement. See Notes, 6, “Long-Term Debt” and 24, “Subsequent Events” for additional information on the financing of the Spirits and Wine acquisition.

We expect to finalize the purchase price allocation in 2006. As of December 31, 2005, we recorded $1,623.4 million of goodwill, which is not tax deductible, for the acquired Fortune Brands assets that have been consolidated. Identifiable intangible assets as of the dates of acquisitions for the acquired Fortune Brands that have been consolidated are as follows:

(In millions)	Weighted Average Amortization Period	Fair Value
Finite-lived tradenames	29.8 years	$ 47.4
Indefinite-lived tradenames		2,013.0
Total identifiable intangible assets		$2,060.4

The following table summarizes the estimated fair value of the Spirits and Wine assets acquired and liabilities assumed as of the date of each of the acquisitions:

(In millions)
Accounts receivable	$293.7
Inventories	660.1
Property, plant and equipment	435.4
Goodwill	1,623.4
Tradenames and other identifiable intangibles	2,060.4
Investments	1,028.4
Total assets	6,101.4
Other current liabilities and accruals(a)	548.1
Deferred income taxes	448.0
Total liabilities	996.1
Net assets acquired / Net consideration	$5,105.3

(a)	Includes a liability of $38.0 million in connection with the planned restructuring of the Acquired Businesses, primarily related to workplace reduction costs and distribution termination costs.

In accordance with FAS 141 disclosure requirements, the unaudited pro forma results below for the years ended December 31, 2005 and 2004 are presented as if the Spirits and Wine acquisition and legal transfer of assets occurred on January 1, 2004. This information is based on historical results of operations and is adjusted for the impact of acquisition costs.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.  Acquisitions, Disposals and Joint Ventures (Continued)

Pro forma results include pre-acquisition one-time and unusual charges, such as adjustments to compensation expense for changes in the fair value of Allied Domecq stock, as well as allocations of selling and marketing and general and administrative expenses that are not representative of expenses on an ongoing basis. In addition, as a result of FIN 46R accounting for the Acquired Businesses from July 26, 2005 through December 31, 2005, the results of operations are not representative of results had the Acquired Businesses been legally transferred to Fortune Brands as of December 31, 2005. Also, the 2005 results for Fortune Brands exclude income for the Office products business subsequent to the August 16, 2005 spin-off and include acquisition-related charges such hedge accounting expense and integration costs.

Given the significant factors and adjustments impacting the pro forma disclosure, the results presented below should not be deemed to be representative of either historical results or future results had the Acquired Businesses been actually transferred to Fortune Brands as of January 1, 2004.

	Unaudited
(In millions, except per share data)	2005	2004
Net sales	$7,744.9	$7,296.4
Net income	628.5	790.1
Earnings per share
Basic	$4.31	$5.44
Diluted	$4.18	$5.27

The transfer to Fortune Brands of certain of the acquired spirits and wine assets was accomplished through various stock sales, mergers, or asset sales, which could result in the assumption by or transfer to Fortune Brands of liability for certain litigation and other contingent liabilities and contingent indemnity rights. Such assumption or transfer might ultimately require establishment of additional reserves. While diligence to date on these assets has not identified any such liabilities, no assurance can be given as to the final results of our diligence.

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

In December 2003, the Spirits and Wine business obtained a 20-year extension of the rights to manufacture and distribute Gilbey’s gin and vodka in the U.S., extending the license agreement to 2027. In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of super-premium and ultra-premium wines. In June 2003, the Home and Hardware business acquired Capital Cabinet Corporation, a U.S.-based manufacturer of kitchen and bath cabinets. In April 2003, the Home and Hardware business acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks. The aggregate cost of these acquisitions was $123.7 million. The cost exceeded the estimated fair value of net assets acquired by approximately $90 million. The Acquired Businesses have been included in consolidated results from the date of acquisition. Had the acquisitions been consolidated as of January 1, 2003, they would not have materially affected results.

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

The unaudited pro forma results below for December 31, 2003 are presented as if the Therma-Tru acquisition occurred on January 1, 2003. This information is based on historical results of operations,

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.  Acquisitions, Disposals and Joint Ventures (Continued)

adjusted for acquisition costs, and, in the opinion of management, does not represent the results that would have occurred had the Company operated Therma-Tru since January 1, 2003.

(In millions, except per share data)	Unaudited 2003
Net sales	$5,462.2
Net income	599.4
Earnings per share
Basic	$ 4.07
Diluted	$ 3.95

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

On May 31, 2001, the Spirits and Wine business completed transactions with V&S creating a joint venture named Future Brands LLC to distribute over an initial ten-year period both companies’ spirits brands in the United States. The Spirits and Wine business has accounted for this joint venture using the equity method of accounting. Future Brands is not consolidated into our Spirits and Wine business as V&S has substantive participating rights that preclude consolidation. V&S paid $270 million to gain access to our Spirits and Wine business’ U.S. distribution network and to acquire a 49% interest in Future Brands, and paid $375 million to purchase a 10% equity interest in JBBW in the form of convertible preferred stock. The shares of JBBW convertible preferred stock issued to V&S are convertible into 10% of the JBBW common stock and have voting power equivalent to a 10% interest in JBBW common stock. The preferred stock is entitled to a dividend equal to the greater of 10% of the dividend paid upon JBBW common stock or 3% of the preferred stock’s face value ($375 million) plus unpaid accrued dividends; no dividends may be paid on common stock unless all unpaid accrued JBBW preferred stock dividends have been paid. V&S may require the Company to purchase the JBBW preferred stock at fair value in whole or in part at any time after May 31, 2004, or upon a change in control of JBBW, JBBCo. or certain other events. We have accounted for the $270 million gain on the sale of 49% of Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBBCo., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, we began amortizing these amounts to other income and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the non-cancelable 10-year term of the management agreement for Future Brands. For the years ended December 31, 2005 and 2004, the Spirits and Wine business recorded minority interest for the 10% ownership that V&S maintains in the business of $11.3 million each year. The redemption feature of the JBBW convertible preferred stock is accounted for in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” In 2003, a cumulative adjustment of $487,000 was recorded as minority interest income in the consolidated statement of income, representing the decrease in the estimated fair value of the convertible redeemable preferred stock. In 2005 and 2004, the recorded value of the convertible redeemable preferred stock was deemed to be a reasonable approximation of the fair value.

5.   Short-Term Borrowings and Credit Facilities

At December 31, 2005 and 2004, there were $637.2 million and $669.8 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and commercial paper that are used for general corporate purposes, including acquisitions. Included in this amount as of December 31, 2005 and 2004, there were $0.9 million and $0.1 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $0.9 million and $10.0 million, respectively. In addition, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $124.7 million of which $19.6 million was outstanding at December 31, 2005 and $240.5 million of which $23.0 million was outstanding as of December 31, 2004. The weighted-average interest rate on these borrowings was 3.9% and 1.0%, respectively, including the short-term debt of $3.8 billion classified as long-term debt.

See Note 13 for a description of the Company’s use of financial instruments.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

6.  Long-Term Debt

The components of long-term debt are as follows:

(In millions)	2005	2004
2 7/8% Notes, Due 2006	$300.0	$300.0
6 1/4% Notes, Due 2008	200.0	200.0
4 7/8% Notes, Due 2013	300.0	300.0
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
Bridge credit facility outstanding	148.7	—
Short-term debt classified as long-term debt(a)	3,800.0	—
Miscellaneous(b)	(2.8)	(1.0)
	5,186.8	1,239.9
Less current portion	296.9	0.4
Total long-term debt	$4,889.9	$1,239.5

(a)	Based on the long-term credit facilities which support our commercial paper borrowings, we have classified $3.8 billion of these borrowings as long-term on the consolidated balance sheet as of December 31, 2005. This amount represents the commercial paper and anticipated new long-term debt balance that the Company believes will remain outstanding for the next twelve months.

(b)	Includes an adjustment for interest rate swap valuation.

On April 20, 2005 Fortune Brands entered into a bridge credit agreement for up to $6.0 billion for an 18-month term from the initial drawdown. On July 26, 2005 we amended that existing $6.0 billion bridge credit agreement converting it to a $5.0 billion, 9-month revolving credit agreement with an option to extend the term for an additional 9 months for an incremental fee of up to 0.375% of the outstanding amount. The interest rate was set at the time of each borrowing. The facility fee of 0.10% per annum was subject to increases up to a maximum fee of 0.175% per annum in the event the Company’s long-term debt rating falls below specified levels. Borrowings under the agreement were made for general corporate purposes including support for the Company’s borrowings in the commercial paper market.

On October 6, 2005 we entered into two new revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, which matures in 2006, and includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount. These new facilities replaced the Company’s previously existing $1.0 billion revolving credit agreement of which there were no amounts outstanding. The interest rate is set at the time of each borrowing. Facility fees of 0.11% per annum on the 5-year agreement and 0.09% per annum on the 364-day agreement are subject to increases up to maximum fees of 0.20% and 0.175% per annum on the 5-year agreement and 364-day agreement, respectively, in the event our long-term debt rating falls below specified levels. Borrowings under the agreements are made for general corporate purposes including support for the Company’s commercial paper borrowings in the commercial paper market.

Subsequent to executing the two new revolving credit agreements, we reduced the bridge credit agreement to $3.0 billion, of which $149 million was outstanding at December 31, 2005. In connection with the issuance of the euro-denominated long-term debt discussed below, on February 7, 2006, we repaid all amounts outstanding under, and terminated, the bridge credit agreement.

In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consist of $750 million of 5 1/8% notes due January 2011, $950 million of 5 3/8% notes due January 2016 and $300 million of 5 7/8% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. Net proceeds of $1,977.4 million were less price discounts of $9.3 million and underwriting fees of $13.3 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, “Financial Instruments,” on treasury rate locks associated with the U.S.-denominated long-term debt.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

6.   Long-Term Debt (Continued)

In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) in a transaction exempt from registration in accordance with Regulation S under the Securities Act of 1933. The notes consist of €300 million of 3 1/2% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. Net proceeds of €794.5 million were less price discounts of €3.1 million and underwriting fees of €2.4 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, “Financial Instruments,” on interest rate swaps associated with the euro-denominated long-term debt.

Estimated payments for maturing debt during the next five years as of December 31, 2005 are as follows: 2006, $300.2 million; 2007, $1,948.8 million; 2008, $200.1 million and 2010 $2,000.0 million.

7.   $2.67 Convertible Preferred Stock — Redeemable at Company’s Option

There were 215,047 and 233,327 shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2005 and 2004, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share together with holders of common stock (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.205 shares of common stock. Authorized but unissued common shares are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Holders converted 18,280 shares and 11,766 shares during 2005 and 2004, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

The Company paid a cash dividend of $2.67 per share in the aggregate amount of $0.6 million, $0.6 million and $0.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.

8.   Capital Stock

We have 750 million authorized shares of common stock and 60 million authorized shares of Preferred stock.

There were 146,290,063 and 144,285,095 common shares outstanding at December 31, 2005 and 2004, respectively.

The cash dividends paid on the common stock for the years ended December 31, 2005, 2004 and 2003 aggregated $201.0 million, $182.9 million and $166.2 million, respectively.

We did not repurchase any shares in connection with the Company’s share repurchase program in the year ended December 31, 2005. In 2004, we purchased 4,402,978 shares in connection with the Company’s share repurchase program that were converted to treasury shares. Treasury shares delivered in connection with exercise of stock options and grants of other stock awards and conversion of preferred stock and debentures amounted to 2,032,854 in 2005 and 2,423,432 in 2004. At December 31, 2005 and 2004, there were 83,279,961 and 85,284,929 common treasury shares, respectively.

9.   Stock Plans

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans (the Plans) as of December 31, 2005. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. Grants under the 1999 Long-Term Incentive Plan were made before December 31, 2004. The 1999 Plan also had a maximum share grant limit of 12 million shares. No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards that continue to be exercisable.

Stock options have exercise prices equal to their fair values at the dates of grant. Options granted before September 2005 generally may not be exercised prior to one year after the date of grant or more than ten years from the date of grant. Options granted beginning September 2005 may not be exercised prior

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

9.   Stock Plans (Continued)

to one year after the date of grant or more than seven years from the date of grant. Options issued since November 1998 generally vest one-third each year over a three-year period after the date of grant. Performance awards are currently amortized into expense over the three-year vesting period, and are generally paid in stock but can be paid in cash if individual stock ownership guidelines are met.

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

Changes during the three years ended December 31, 2005 in shares issuable pursuant to options were as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2002	12,357,828	$35.02
Granted	2,937,558	57.30
Exercised	(3,227,937)	30.17
Lapsed	(203,729)	41.37
Outstanding at December 31, 2003	11,863,720	41.75
Granted	3,032,550	72.37
Exercised	(2,307,251)	34.15
Lapsed	(172,526)	55.46
Outstanding at December 31, 2004	12,416,493	50.45
Granted	57,450	83.36
Exercised	(1,648,492)	39.42
Lapsed	(806,492)	64.60
Outstanding at August 16, 2005	10,018,959	51.31
Office business spin-off adjustment(a)	495,200	—
Granted	2,300,210	82.16
Exercised	(224,732)	36.94
Lapsed	(49,589)	70.58
Outstanding at December 31, 2005	12,540,048	$55.12

(a)	On August 16, 2005, in connection with the Office products business spin-off, the Company adjusted the number of shares under options and the option exercise prices to preserve, as closely as possible, the economic value of the options that existed at the time of the spin-off

The weighted-average fair values of options granted during 2005, 2004 and 2003 were $16.14, $16.47 and $13.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected dividend yield	1.8%	1.8%	2.1%
Expected volatility	22.4%	26.7%	29.4%
Risk-free interest rate	3.8%	3.2%	2.8%
Expected term	3.9 Years	4.5 Years	4.5 Years

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

9.   Stock Plans (Continued)

Options outstanding at December 31, 2005 were as follows:

Range Of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$21.71 to $33.94	3,250,195	4.1	$29.97
36.21 to 46.78	1,946,748	6.6	46.38
50.11 to 82.16	7,343,105	7.8	68.58
$21.71 to $82.16	12,540,048	6.6	$55.12

Options exercisable at the end of each of the three years ended December 31, 2005 were as follows:

	Options Exercisable	Weighted-Average Exercise Price
December 31, 2005	7,643,129	$43.78
December 31, 2004(1)	6,668,720	38.81
December 31, 2003(1)	6,241,762	33.62

(1)	As reported on a basis before the spin-off of the Office products business.

Options exercisable at December 31, 2005 were as follows:

Number Exercisable	Weighted-Average Exercise Price
3,250,195	$29.97
1,944,233	46.39
2,448,701	60.05
7,643,129	$43.78

At December 31, 2005, performance awards were outstanding pursuant to which up to 214,444; 208,586; and 177,409 shares and 142,875 shares may be issued in 2006, 2007, 2008 and 2009, respectively, depending on the extent to which certain specified performance objectives are met. These performance award shares have been issued as a result of the spin-off of the Office products business. Shares issued pursuant to performance awards during 2005, 2004 and 2003 were 204,300; 194,705; and 123,233 shares, respectively. These shares are on a pre-spin basis since they were issued before the spin-off of the Office products business. The costs of performance awards are expensed over the performance period.

Compensation expense for stock based plans recorded for 2005, 2004 and 2003 was $16.4 million, $19.1 million and $19.0 million, respectively.

Shares available in connection with future awards under the Company’s stock plans at December 31, 2005, 2004 and 2003 were: 5,710,136, 7,126,664 and 10,146,614, respectively. Shares available in connection with future awards at December 31, 2004 and 2003 are on a basis before conversion as a result of the spin-off of the Office products business. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

10.   Pension and Other Retiree Benefits

We have a number of pension plans, principally in the United States, covering many of the Company’s employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Annual contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

10.     Pension and Other Retiree Benefits (Continued)

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

We adopted FSP 106-2 prospectively in the third quarter of 2004. Several of our postretirement plans qualify for the federal subsidy; however, the adoption of FSP 106-2 did not have a material impact on our results of operations. The accumulated postretirement benefit obligation and changes in the benefit obligation do not reflect any amount associated with the Medicare subsidy because the Company, rather than the postretirement plans, will be entitled to the Medicare Prescription Act subsidy.

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits

(In millions)	2005	2004	2005	2004
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Benefit obligation at beginning of year	$1,083.4	$972.9	$177.6	$173.9
Service cost	35.6	33.6	3.5	3.3
Interest cost	57.1	59.2	9.8	10.1
Actuarial loss	48.9	45.6	17.1	(1.0)
Participants’ contributions	1.2	1.6	2.5	2.4
Foreign exchange rate changes	(13.4)	21.8	(0.3)	0.6
Benefits paid	(47.2)	(57.9)	(13.0)	(12.2)
Acquisitions	25.7	—	—	—
Dispositions	(335.6)	—	(11.5)	—
Plan amendments	1.3	0.3	(10.7)	0.5
Other items	—	6.3	—	—
Projected benefit obligation at end of year	$857.0	$1,083.4	$175.0	$177.6
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$749.9	$969.6
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$934.3	$805.5	$—	$—
Actual return on plan assets	79.0	61.5	—	—
Employer contributions	48.0	100.7	10.5	9.9
Participants’ contributions	1.2	1.6	2.5	2.4
Foreign exchange rate changes	(11.5)	19.0	—	—
Benefits paid	(47.2)	(57.9)	(13.0)	(12.3)
Acquisitions	14.6	—	—	—
Dispositions	(331.0)	—	—	—
Other items	—	3.9	—	—
Fair value of plan assets at end of year	687.4	934.3	—	—
Funded Status (Fair value of plan assets less PBO)	(169.6)	(149.1)	(175.0)	(177.6)
Unrecognized actuarial loss	281.7	339.9	46.2	24.7
Unrecognized prior service cost	17.6	23.4	(10.4)	—
Net amount recognized	$129.7	$214.2	$(139.2)	$(152.9)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

10.   Pension and Other Retiree Benefits (Continued)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2005	2004	2005	2004
Prepaid pension benefit	$70.5	$179.6	$—	$—
Accrued benefit liability	(77.9)	(54.2)	(139.2)	(152.9)
Intangible assets	15.6	15.0	—	—
Accumulated other comprehensive income	121.5	73.8	—	—
Net amount recognized	$129.7	$214.2	$(139.2)	$(152.9)

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with an accumulated benefit obligation in excess of plan assets (underfunded ABO) are shown below.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (In millions)	2005	2004
Projected benefit obligation	$462.9	$394.0
Accumulated benefit obligation	412.7	339.2
Fair value of plan assets	343.0	280.1

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2005	2004	2003	2005	2004	2003
Service cost	$35.6	$33.6	$28.3	$3.5	$3.3	$2.6
Interest cost	57.1	59.3	54.3	9.8	10.1	9.6
Expected return on plan assets	(71.7)	(73.3)	(63.1)	—	—	—
Amortization of prior service cost	3.4	3.5	3.6	(0.1)	(0.1)	(0.3)
Amortization of net (gain) loss	14.6	11.8	5.0	0.8	0.8	(0.4)
Settlement loss	—	2.5	—	—	—	—
Net periodic benefit cost	$39.0	$37.4	$28.1	$14.0	$14.1	$11.5

Additional Information	Pension Benefits
(In millions)	2005	2004
Increase (decrease) in minimum liability included in intangible assets and other comprehensive income	$48.3	$(74.0)

Assumptions	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
WEIGHTED - AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate	5.7%	5.9%	5.8%	6.0%
Rate of compensation increase	4.1%	4.0%	—	—
WEIGHTED - AVERAGE ASSUMPTIONS USED TO DETERMINE NET COST FOR YEARS ENDED DECEMBER 31:
Discount rate	5.9%	6.1%	6.0%	6.2%
Expected long-term rate of return on plan assets	8.3%	8.3%	—	—
Rate of compensation increase	4.0%	3.9%	—	—

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

10.  Pension and Other Retiree Benefits (Continued)

	Postretirement Benefits
	2005	2004

ASSUMED HEALTH CARE COST TREND RATES USED TO DETERMINE BENEFIT OBLIGATIONS AND NET COST AT DECEMBER 31
Health care cost trend rate assumed for next year	10%	10%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2016	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$ 1.6	$ (1.4)
Effect on postretirement benefit obligation	16.4	(14.6)

Plan Assets

Our domestic pension plan weighted-average asset allocations at December 31, 2005 and 2004 are as follows:

	Pension Plan Assets at December 31
Asset Category	2005	2004
Cash	2%	3%
Equity securities	62	65
Fixed income	36	32
Real estate	<1	<1
Total	100%	100%

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The U.S. defined benefit asset allocation policy of these trusts allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, and a cash allocation of up to 25%. Non-U.S. investment trust targets may differ, allowing up to 90% equity and up to 10% in real estate. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our expected 8.4% long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants. The expected long-term rates of return are 10% for equities and 6% for fixed income.

Contributions

We expect to contribute approximately $40 to $70 million to our pension plans in 2006.

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to these plans amounted to $25.0 million, $28.8 million and $23.4 million in 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

10.   Pension and Other Retiree Benefits (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2006	$ 37.6	$ 10.6
2007	38.3	11.0
2008	42.0	11.4
2009	43.8	12.0
2010	48.1	12.5
Years 2011-2015	314.1	68.5

11.  Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2005 are as follows:

(In millions)
2006	$45.6
2007	33.5
2008	26.9
2009	20.2
2010	15.7
Remainder	37.3
Total minimum rental payments	179.2
Less minimum rentals to be received under noncancelable subleases	0.1
$179.1

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $53.2 million, $53.7 million and $44.1 million in 2005, 2004 and 2003, respectively.

12.  Income Taxes

The components of income from continuing operations before income taxes are as follows:

(In millions)	2005	2004	2003
Domestic operations	$710.2	$854.0	$716.2
Foreign operations	215.9	140.3	126.4
Income before income taxes and minority interests	$926.1	$994.3	$842.6

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.  Income Taxes (Continued)

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

(In millions)	2005	2004	2003
Income taxes computed at federal statutory income tax rate	$324.1	$348.0	$294.9
Other income taxes, net of federal tax benefit	29.5	27.5	23.2
Foreign earnings taxed at different rate	(2.4)	(5.4)	2.1
Reversal of reserves for items resolved more favorably than anticipated	—	(84.9)	(35.0)
Net tax adjustment associated with tax audits	(7.7)	(12.0)	—
Absence of tax benefit on currency hedge accounting expense	30.8	—	—
Adjustment for income reflected net of tax due to FIN 46(R) accounting(1)	(19.1)	—	—
Miscellaneous other, net	(30.7)	(12.1)	(9.9)
Income taxes as reported	$324.5	$261.1	$275.3

(1)	Refer to Note 5, “Acquisitions, Disposals and Joint Ventures,” for additional information on FIN 46(R) accounting.

The following items impacted the effective income tax rate:

In the second and third quarter of 2005, we recorded currency hedge accounting expense related to the Spirits and Wine acquisition purchase price totaling $87.9 million. In accordance with hedge tax accounting rules, these losses were not tax deductible, but were included in the tax basis of the investment. Because this non-cash expense was not tax deductible, our effective tax rate for the year ended December 31, 2005 increased. See Note 13, “Financial Instruments,” for additional information on currency hedges.

In the second quarter of 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various state tax audits.

During the third quarter of 2004, the Internal Revenue Service concluded its field examination phase of the routine review of our 1997-2001 tax returns. As a result of the audit, we recorded a net tax reserve reversal of $45.5 million in continuing operations, as well as $3.7 million in discontinued operations. This net reversal accounts for the release of reserves for items resolved more favorably than anticipated, partly offset by the disallowance of a deduction for which no reserve had been established.

In the fourth quarter of 2004, the Congressional Joint Committee on Taxation completed its review of the results of the routine IRS examination of our 1997-2001 tax returns. In continuing operations, we recorded a total tax benefit of $51.5 million, or $0.35 per diluted share, reflecting the completion of the Joint Committee review. This resulted in an additional reversal of tax reserves of $39.5 million and a net tax adjustment of $12.0 million. As a result of the conclusion of the IRS examination of our 1997-2001 tax years, in 2005 we received a total tax refund of $56 million. During the fourth quarter of 2004, we also recorded a one-time non-operating adjustment for interest income on taxes receivable related to these tax-related benefits of $2.1 million (after tax) which was recorded in other expense.

In the fourth quarter of 2004, we recorded a tax benefit of $4.6 million in continuing operations associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004.

In 2003, the audit of our 1993-1996 tax returns resulted in a reduction in tax expense of $35 million. As a result, we also recorded a one-time non-operating adjustment of $6.9 million in interest income (after tax), which was recorded in other income.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.  Income Taxes (Continued)

Income taxes are as follows:

(In millions)	2005	2004	2003
Currently payable
Federal	$268.5	$134.1	$129.8
Foreign	5.7	34.4	25.0
Other	45.1	35.8	24.3

Deferred
Federal and other	3.8	55.5	93.5
Effect of foreign earnings repatriation under the American Jobs Creation Act of 2004	—	(4.6)	—
Foreign	1.4	5.9	2.7
	$324.5	$261.1	$275.3

The components of net deferred tax assets (liabilities) are as follows:

(In millions)	2005	2004
CURRENT ASSETS
Compensation and benefits	$14.4	$11.9
Other reserves	31.0	30.8
Capitalized inventory	12.5	12.0
Restructuring	0.1	0.7
Interest	1.9	1.9
Accounts receivable	9.9	9.2
Miscellaneous	46.1	63.5
	115.9	130.0
CURRENT LIABILITIES
Inventories	(12.7)	(12.9)
Miscellaneous	(18.4)	(24.6)
	(31.1)	(37.5)
Deferred income taxes included in other current assets	84.8	92.5
NON CURRENT ASSETS
Compensation and benefits	98.5	77.5
Other retiree benefits	33.6	51.8
Other reserves	44.5	17.5
Foreign exchange	0.3	1.1
Deferred income	45.6	55.9
Miscellaneous	14.4	1.5
	236.9	205.3
NON CURRENT LIABILITIES
Depreciation	(114.5)	(118.8)
Pension	(35.0)	(47.2)
Identifiable intangibles assets	(932.7)	(456.7)
Miscellaneous	(31.9)	(28.1)
	(1,114.1)	(650.8)
Deferred income taxes included in other (liabilities) assets	(877.2)	(445.6)
Net deferred tax (liability) asset	$(792.4)	$(353.0)

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.  Financial Instruments (Continued)

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

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2005 and 2004, the fair value of all outstanding contracts and the book value of the contracts were essentially the same.

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense.

In 2003, we entered into swap agreements in connection with our outstanding 2.875% notes due in December 2006. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate. We classified the agreements as a fair value hedge in accordance with FAS 133.

In the second quarter of 2005, we entered into call options and forward contracts to buy British pounds in order to mitigate the currency exposure related to the Spirits and Wine acquisition, which closed in July 2005. In addition, we entered into treasury rate locks and interest rate swaps related to the anticipated issuance of debt associated with this acquisition. These hedges are described in more detail below.

We established acquisition cost hedges that consisted of call options and forward contacts to buy British pounds. We terminated the call options in early July 2005. We settled the forward contracts on July 26, 2005 when we closed on the Spirits and Wine acquisition. In the year ended December 31, 2005, we recorded total pre-tax net acquisition hedge expense of $120.9 million ($109.0 million after tax) in Other expense (income), net on the condensed consolidated statement of income. This included hedge program costs on the call options in the pre-tax amount of $33.0 million ($21.1 million after tax) and hedge accounting expense on the forward contracts as a result of mark-to-market accounting on the day the acquisition closed, in the amount of $87.9 million (before and after tax). The hedge accounting expense on the forward contracts, which was not tax deductible, was offset by a corresponding reduction in our book-basis investment in the acquisition on the consolidated balance sheet.

In the second quarter of 2005, we entered into treasury rate locks with an aggregate notional value of $1.25 billion. These locks hedged the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of dollar-denominated debt associated with the Spirits and Wine acquisition. We accounted for these hedges as cash flow hedges since the treasury rate locks hedged against the variability of interest payments on future issuance of debt. In the fourth quarter of 2005, the Company entered into additional treasury rate locks with an aggregate notional value of $500 million. As of December 31, 2005, we had total deferred gains of $10.4 million ($6.7 million net of deferred taxes) as a result of an increase in long-term interest rates. On January 5, 2006 we terminated the treasury rate locks when we issued the U.S. dollar-denominated long-term debt. We recorded a $2.6 million pre-tax gain on the rate locks in Accumulated other comprehensive income. We will amortize the gain into earnings as an adjustment to interest expense corresponding with the recognition of interest expense related to the new U.S. dollar-denominated debt. For more information on the new long-term debt, see Note 6, “Long-Term Debt,” and Note 24, “Subsequent Events.”

In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of €800 million. We classified these interest rate swaps as cash flow hedges since the swaps hedged against fluctuations in interest rates relating to anticipated issuances of euro-denominated debt associated with the Spirits and Wine acquisition. As of December 31, 2005, we had deferred losses of $5.3 million ($3.4 million net of deferred taxes). We terminated these swap agreements on January 27, 2006 when we issued the new euro-denominated long-term debt. We recorded a $0.6 million pre-tax gain on the swaps in Accumulated other comprehensive income. We will amortize the gain into earnings

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.  Financial Instruments (Continued)

as an adjustment to interest expense corresponding with the recognition of interest expense on the new euro-denominated debt. For more information on the new long-term debt, see Notes 6, “Long-Term Debt” and 24, “Subsequent Events.”

In order to hedge our net investment position in the subsidiaries of the Acquired Businesses which have euro-denominated operations, in January 2006, we issued long-term debt in the amount of €800 million (approximately $1 billion). We designated this foreign currency debt as a net investment hedge.

The estimated fair value of the Company’s cash and cash equivalents, notes payable to banks and commercial paper approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company’s $5,186.8 million and $1,239.9 million total long-term debt (including current portion) at December 31, 2005 and 2004 was approximately $5,249.3 million and $1,340.0 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

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

14.  Guarantees and Commitments

As of December 31, 2005, we had $74 million of third-party guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. On December 12, 2005, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities to December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.7 million as of December 31, 2005 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office products business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $50 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of December 31, 2005, we recorded a liability of $2.0 million. Refer to Note 3, “Discontinued Operation,” for additional information on the spin-off of the Office products business.

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

14.  Guarantees and Commitments (Continued)

Purchase obligations by the Company as of December 31, 2005 were:

	Payments Due by Period as of December 31, 2005

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$772.9	$353.8	$250.3	$158.1	$10.7

(1)	Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

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

The following table summarizes activity related to our product warranty liability during the years ended December 31, 2005, 2004 and 2003:

(In millions)	2005	2004	2003
Reserve balance at the beginning of the year	$(16.1)	$(12.9)	$(9.2)
Provision for warranties issued	(33.7)	(33.9)	(28.7)
Acquisitions	(0.6)	(0.2)	(0.1)
Discontinued operations	2.1	—	—
Settlements made (in cash or in kind)	35.3	30.9	25.1
Reserve balance at end of year	$(13.0)	$(16.1)	$(12.9)

16.  Restructuring and Restructuring-related Charges

Restructuring Charges

The Company did not record any restructuring charges in the year ended December 31, 2005.

Our Home and Hardware business recorded charges in 2004 primarily for workplace reduction costs associated with the consolidation of Waterloo Industries’ manufacturing from four to three facilities.

Charges related to the Golf business in 2004 and 2003 relate to asset write-offs associated with the consolidation of golf ball manufacturing facilities.

As a result of these actions, we recorded pre-tax restructuring charges for the years ended December 31, 2004 and 2003 as follows.

(In millions)	Years Ended December 31,
	2004	2003
Home and Hardware	$9.2	$—
Golf	0.6	2.2
	$9.8	$2.2

Reconciliation of Restructuring Liability

The restructuring liability as of December 31, 2005 and 2004 was not material.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

16.   Restructuring and Restructuring-related Charges (Continued)

Restructuring-Related Charges

Restructuring-related charges for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005			2004			2003
(In millions)	Spirits and Wine	Corporate	Total	Home and Hardware	Golf	Total	Golf
Cost of Sales Charges	$ —	$ —	$—	$4.8	$5.6	$10.4	$3.6
SG&A Charges	18.4	1.2	19.6	0.5	—	0.5	—
Total	$18.4	$1.2	$19.6	$5.3	$5.6	$10.9	$3.6

The 2005 Spirits and Wine restructuring-related charges were integration costs associated with the Spirits and Wine acquisition.

The 2005 Corporate restructuring-related charges relate to write-off of leasehold improvements related to the spin-off of the Office products business.

The 2004 Home and Hardware restructuring-related charges primarily relate to costs associated with the consolidation of Waterloo Industries’ manufacturing facilities.

The 2004 and 2003 Golf restructuring-related charges include costs related to the consolidation of golf ball manufacturing.

17.  Information on Business Segments

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

Spirits and Wine includes products made, marketed or distributed by Beam Global Spirits & Wine, Inc. subsidiaries or affiliates.

Golf includes golf balls, golf clubs, golf shoes and gloves manufactured, marketed or distributed by Acushnet Company.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17.  Information on Business Segments (Continued)

The Company’s subsidiaries operate principally in the United States, Canada, Australia and Europe (primarily the United Kingdom and France).

(In millions)	2005	2004	2003
Net sales:
Home and Hardware	$4,153.4	$3,763.7	$2,899.9
Spirits and Wine	1,642.0	1,169.3	1,091.0
Golf	1,265.8	1,212.2	1,121.7
Net sales	$7,061.2	$6,145.2	$5,112.6
Operating income:
Home and Hardware	$655.1	$598.5	$481.3
Spirits and Wine	401.0	333.7	302.8
Golf	171.5	153.8	139.1
Less: Corporate expenses	63.7	61.4	54.9
Operating income	$1,163.9	$1,024.6	$868.3
Net sales by geographic region(a):
United States	$5,751.0	$5,148.7	$4,282.7
Canada	360.8	319.6	279.0
United Kingdom	209.7	155.7	122.2
Australia	188.6	168.7	126.3
Other countries	551.1	352.5	302.4
Net sales	$7,061.2	$6,145.2	$5,112.6
Total assets:
Home and Hardware	$1,864.3	$1,812.7	$1,619.3
Spirits and Wine	3,561.1	884.0	833.2
Golf	723.9	727.6	704.3
Segment assets(b)	6,149.3	3,424.3	3,156.8
Intangibles resulting from business acquisition, net	6,880.5	3,237.2	3,212.1
Corporate	171.7	258.4	217.4
Continuing operations	13,201.5	6,919.9	6,586.3
Discontinued operations	—	963.7	858.6
Total assets	$13,201.5	$7,883.6	$7,444.9
Long-lived assets(c):
United States	$1,366.2	$1,049.4	$1,034.9
Mexico	61.8	42.5	43.4
Canada	59.2	56.7	52.3
Portugal	47.0	—	—
France	46.3	0.5	0.5
United Kingdom	22.2	22.4	12.0
Other countries	76.9	48.0	44.8
Long-lived assets	$1,679.6	$1,219.5	$1,187.9

(a)	Based on country of destination.

(b)	Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

(c)	Represents property, plant and equipment, net.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17.  Information on Business Segments (Continued)

(In millions)	2005	2004	2003

Depreciation expense:
Home and Hardware	$84.1	$81.1	$72.0
Spirits and Wine	52.0	39.2	33.8
Golf	33.9	34.9	33.9
Corporate	0.9	0.9	0.7
Continuing operations	170.9	156.1	140.4
Discontinued operations	16.5	28.2	33.3
Depreciation expense	$187.4	$184.3	$173.7

Amortization of intangibles:
Home and Hardware	$24.2	$26.5	$6.5
Spirits and Wine	8.9	8.4	7.9
Golf	0.3	0.5	2.8
Continuing operations	33.4	35.4	17.2
Discontinued operations	1.3	1.3	1.7
Amortization of intangibles	$34.7	$36.7	$18.9

Capital expenditures:
Home and Hardware	$99.2	$125.7	$83.7
Spirits and Wine	82.0	56.3	52.0
Golf	23.2	30.5	29.3
Corporate	0.8	1.7	12.6
Continuing operations	205.2	214.2	177.6
Discontinued operations	16.7	27.5	16.3
Capital expenditures	$221.9	$241.7	$193.9

18. Other (Expense) Income, net

The components of other (expense) income, net, for the years ended December 31, 2005, 2004 and 2003 are as follows:

(In millions)	2005	2004	2003
Amortization of deferred income (See Note 4)	$27.0	$27.0	$27.0
Interest income on tax receivable (See Note 12)	—	3.2	10.7
Insurance proceeds related to a warehouse fire	—	12.0	—
Currency hedge accounting expense (See Note 13)	(120.9)	—	—
Other miscellaneous items	15.0	4.8	0.5
Total other (expense) income, net	$(78.9)	$47.0	$38.2

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

19.  Earnings Per Share (Continued)

The computation of basic and diluted earnings per common share for “Net income” is as follows:

(In millions, except per share amounts)	2005	2004	2003
Income from continuing operations	$581.6	$716.0	$552.1
Income from discontinued operations	39.5	67.8	27.1
Net income	621.1	783.8	579.2
Less: Preferred stock dividends	0.6	0.6	0.7
Income available to common stockholders — basic	620.5	783.2	578.5
Convertible Preferred stock Dividend requirements	0.6	0.6	0.7
Income available to common stockholders — diluted	$621.1	$783.8	$579.2
Weighted average number of common shares outstanding — basic	145.6	145.1	145.6
Conversion of Convertible Preferred stock	1.5	1.5	1.6
Exercise of stock options	3.4	3.3	3.1
Weighted average number of common shares outstanding — diluted	150.5	149.9	150.3
Earnings per common share
Basic
Continuing operations	$3.99	$4.93	$3.78
Discontinued operations	0.27	0.47	0.19
Net earnings per basic share	$4.26	$5.40	$3.97
Diluted
Continuing operations	$3.87	$4.78	$3.68
Discontinued operations	0.26	0.45	0.18
Net earnings per diluted share	$4.13	$5.23	$3.86

There were no shares that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

20.  Comprehensive Income

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

(In millions)	Foreign Currency Adjustments	Minimum Pension Liability Adjustment	Derivative Hedging Gain (Loss )	Accumulated Other Comprehensive Income/(Loss )
Balance at December 31, 2003	$ 2.4	$(89.7)	$ (2.5)	$ (89.8)
Changes during year (net of taxes of $1.0)	59.5	44.0	(7.3)	96.2
Balance at December 31, 2004	61.9	(45.7)	(9.8)	6.4
Changes during year (net of taxes of $16.9)	(15.4)	(30.3)	17.1	(28.6)
Balance at December 31, 2005	$ 46.5	$(76.0)	$ 7.3	$ (22.2)

21.  Related Party Transactions

Future Brands LLC  The Spirits and Wine business is a partner with V&S Vin & Sprit AB (V&S) in a joint venture named Future Brands LLC (Future Brands), which distributes both companies’ spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. The Spirits and Wine business records revenue at the time of shipment to Future Brands’ customers. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

21.  Related Party Transactions (Continued)

Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and that results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2005 and 2004, JBBCo. did not have any outstanding obligations as a result of this arrangement.

The Spirits and Wine business’ balances related to Future Brands included the following:

(In millions)	2005	2004
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$85.4	$73.2
Investment	8.2	9.3
Accounts payable (commissions)	14.6	17.2
Accrued liabilities	3.5	7.2

Maxxium Worldwide B.V.  JBBCo. is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that distributes and sells spirits and wine in key markets outside the United States. The joint venture partners include Rémy Cointreau, Highland Distillers and V&S. The Spirits and Wine business records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, we have guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $74 million, of which $50 million was outstanding as of December 31, 2005. At December 31, 2004, the guarantees totaled $85 million, of which $76 million was outstanding. JBBW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $18 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2005 or December 31, 2004. The Loan Facility was renewed in 2005 and expires December 12, 2010.

The Spirits and Wine business’ balances related to Maxxium included the following:

(In millions)	2005	2004
Accounts receivable	$57.2	$60.1
Investment	81.7	64.6
Accounts payable (expense reimbursement)	14.6	13.7

22.  Pending Litigation

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

22.   Pending Litigation (Continued)

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan, New York and West Virginia seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company and its Spirits and Wine business have not yet been served in the lawsuit pending in New York. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. The Company denies these allegations. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

On March 7, 2005, Bridgestone Sports Co., Ltd and Bridgestone Golf, Inc. (collectively, Bridgestone) filed a lawsuit against Acushnet Company in the United States District Court for the District of Delaware. Bridgestone alleges that various golf balls manufactured by Acushnet violate ten of Bridgestone’s U.S. patents. The Company believes, and counsel has advised, that Acushnet has meritorious defenses against plaintiffs’ claims. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that it will not have a material adverse affect on the results of the Company’s operations, cash flow and financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of five of its patents.

On February 9, 2006, Callaway Golf Company filed a lawsuit against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flow and financial condition.

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

23.  Environmental

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

24.  Subsequent Events

Issuance of Long-Term Debt

In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of unsecured notes consist of $750 million of 5 1/8% notes due January 2011, $950 million of 5 3/8% notes due January 2016 and $300 million of 5 7/8% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. Net proceeds of $1,977.4 million are less price discounts of $9.3 million and underwriting fees of $13.3 million.

In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) in a transaction exempt from registration in accordance with Regulation S under the Securities Act of 1933. The notes consist of €300 million of 3 1/2% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. Net proceeds of €794.5 million are less price discounts of €3.1 million and underwriting fees of €2.4 million. We have designated the euro-denominated debt as net investment hedges of the acquired euro-functional currency operations.

Spirits and Wine Acquired Businesses

As of January 27, 2006, substantially all of the Spirits and Wine Acquired Businesses had been legally transferred to Fortune Brands. Refer to Note 4, “Acquisitions, Disposals and Joint Ventures.”

We will prospectively cease to apply the provisions of FIN 46(R) and will fully consolidate the Acquired Businesses. A condensed balance sheet as of December 31, 2005 disclosing the amount assigned to each major asset and liability caption for these businesses is as follows:

(In millions)
Accounts receivable	$189.0
Receivable from Pernod Ricard for earned brand contribution (net of fees and taxes)	67.6
Inventory	334.8
Property, plan and equipment	181.1
Identifiable intangible assets	676.2
Total assets	1,448.7
Accounts payable	181.6
Other current liabilities	4.0
Deferred income taxes	179.9
Total liabilities	365.5
Net investment	$1,083.2

On January 31, 2006, we announced that the process for finalizing purchase price adjustments for the Spirits and Wine acquisition was nearly complete. We anticipate two principal adjustments that will result in a net payment by Fortune Brands of approximately £117.2 million (approximately $207 million). This net payment, which is reflected on the December 31, 2005 balance sheet as a current liability, will result in a payment to Pernod Ricard of £199.4 million primarily because it was determined that the brands acquired by Fortune Brands have higher actual historical earnings than anticipated prior to due diligence; and a payment to Fortune Brands of approximately £82.2 million due to working capital adjustments.

Home and Hardware Acquisition

On February 10, 2006, we announced an agreement to acquire SBR, Inc., a privately held company, which owns the #3 vinyl-framed window brand in North America. The purchase price is approximately $630 million and will be financed with a combination of stock and debt. We expect the stock component will be 60 to 70% of the total purchase price, contingent on the election of SBR’s shareholders. The acquisition is expected to close within the next few months, but no assurance can be given that it will close on the terms contemplated or at all.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have completed integrated audits of Fortune Brands, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Fulham Acquisition Corp., a wholly owned subsidiary, which statements reflect total assets of $6.4 billion as of December 31, 2005, and total revenues of $387.1 million for the period from July 26, 2005 to December 31, 2005. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Fulham Acquisition Corp., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Fulham Acquisition Corp. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Fulham Acquisition Corp. from our audit of internal control over financial reporting. Fulham Acquisition Corp. is a wholly-owned subsidiary, which statements reflect total assets of $6.4 billion as of December 31, 2005, and total revenues of $387.1 million for the period from July 26, 2005 to December 31, 2005.

PricewaterhouseCoopers LLP

Chicago, Illinois

March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Fulham Acquisition Corp.

We have audited the consolidated balance sheet of Fulham Acquisition Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity and cash flows for the period from July 26, 2005 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulham Acquisition Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the period from July 26, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG Audit Plc

London, England

February 20, 2006

To The Shareholders Of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

As permitted by SEC rules and regulations, our management has excluded Fulham Acquisition Corp. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. Fulham Acquisition Corp. is a wholly-owned subsidiary, which statements reflect total assets of $6.4 billion as of December 31, 2005, and total revenues of $387.1 million for the period from July 26, 2005 to December 31, 2005.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited management’s assessment of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report included herein.

(c) Report of the Registered Public Accounting Firm

The report on management’s assessment of internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”

(d) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of the Spirits and Wine Acquired Businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently acquired business.

Item 9B. Other Information.

None.

PART  III

Item 10.  Directors and Executive Officers of the Company.

See the information under the caption “Election of Directors” contained in the 2006 Proxy Statement, which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under the caption “Supplementary Item” of Part I of this Form 10-K.

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

Item 11.  Executive Compensation.

See the information up to but not including the subcaption “Report of the Compensation and Stock Option Committee on Executive Compensation” under the caption “Executive Compensation” contained in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,540,048	$55.12	5,853,452
Equity compensation plans not approved by security holders	0	N/A	0
Total	12,540,048	$55.12	5,853,452	(1)

(1)	5,592,056 shares remain available for issuance under the Company’s 2003 Long-Term Incentive Plan, which allows for grants of stock options, performance stock awards, restricted stock awards and other stock-based awards. 118,080 shares remain available for issuance under the 2002 Non-Employee Directors Stock Option Plan, which provides for grants of stock options, and 143,316 shares remain available for issuance under the 2005 Non-Employee Director Stock Plan, which provides for stock grants.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

See the information under the caption “Fees of Registered Public Accounting Firm” in the 2006 Proxy Statement, which information is incorporated herein by reference.

PART  IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2005 and 2004 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003 contained in Item 8 hereof.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 89.

(3)	Exhibits

2a1.	Agreement and Plan of Merger dated as of February 9, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition, LLC and SBR, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated February 10, 2006.
2a2.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., Tres Acquisition Co. and Tres Investment Company is incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K/A dated February 22, 2006.
2a3.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., SB Ross Acquisition Co. and S. Byrl Ross Enterprises, Inc. is incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K/A dated February 22, 2006.
3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(ii)b to our Quarterly Report on Form 10-Q dated November 12, 2003.
4a1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated June 27, 1989 maintained in Commission File No. 1-9076.
4a2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical, amending and supplementing the Indenture constituting Exhibit 4b1 hereto, is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990 maintained in Commission File No. 1-9076.
4a3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical, further amending and supplementing the Indenture constituting Exhibits 4b1 and 4b2 hereto, is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991 maintained in Commission File No. 1-9076.
4b1.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated December 10, 1999.

10a1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 11, 2002.*
10b1.	Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994 maintained in Commission File No. 1-9076.*
10b2.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 11, 1997.*
10b3.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto constituting Exhibits 10b1 and 10b2 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*
10c1.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2003.*
10d1.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 12, 1997.*
10d2.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan constituting Exhibit 10d1 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 12, 1998.*
10d3.	Amendment to Fortune Brands Inc. Non-Employee Director Stock Option Plan and Amendment thereto constituting Exhibits 10d1 and 10d2 hereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10d4.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto constituting Exhibits 10d1, 10d2 and 10d3 hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2001.*
10e1.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*
10e2.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan constituting Exhibit 10e1 hereto is incorporated by reference herein to Exhibit 10d1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10f1.	Fortune Brands, Inc. Stock Plan for Non-employee Directors is incorporated herein by reference to Exhibit A to our Definitive Schedule 14A filed on March 14, 2000.*
10f2.	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2005 in connection with our 2005 Annual Meeting of Stockholders.*
10g1.	Fortune Brands, Inc. Supplemental Plan, as Amended, is incorporated herein by reference to Exhibit 10g1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*
10g2.	Amendment to Fortune Brands, Inc. Supplemental Plan effective December 10, 2002 is incorporated herein by reference to Exhibit 10g2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10h1.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10i1.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan constituting Exhibit 10g1 hereto is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10i2.	Schedule identifying substantially identical agreements to the Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10j1.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 maintained in Commission File No. 1-9076.*
10j2.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions constituting Exhibit 10j1 hereto is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 maintained in Commission File No. 1-9076.*
10k1.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*
10l1.	Letter dated August 11, 1995 to the Company with respect to deferred payment of fees from Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to our Quarterly Report on Form 10-Q dated November 9, 1995 maintained in Commission File No. 1-9076.*
10l2.	Letter dated March 3, 2005 to the Company with respect to deferred payment of fees from Gordon R. Lohman.*
10l3.	Letter dated March 3, 2005 to the Company with respect to deferred payment of stock from Gordon R. Lohman.*
10m1.	Form of Agreement between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*
10m2.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m1 hereto entered into by the Company with, Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10m2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10m3.	Form of amendment dated December 1, 2000 to the Agreement constituting Exhibit 10ml hereto between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m3 of our Form 10-K for the fiscal year ended December 31, 2001.*
10m4.	Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10m3 hereto entered into by the Company with Mark Hausberg and Mark A. Roche incorporated by reference to Exhibit 10m4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10m5.	Amendment effective as of February 3, 2003 to the Agreement constituting Exhibit 10m1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2003.*
10m6.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*
10n1.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the agreement constituting Exhibit 10m1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10o1.	Severance and Retirement Agreement dated as of January 1, 2000 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12, 2000.*
10o2.	Amendment dated February 3, 2003 to the Severance and Retirement Agreement constituting Exhibit 10o1 hereto between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated May 15, 2003.*

10p1.	Severance Agreement dated as of January 29, 1996 between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December 31, 2001.*
10p2.	Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10p1 hereto between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p2 of our Form 10-K for the fiscal year ended December 31, 2001.*
10p3.	Amendment dated as of August 1, 1998 to the Agreement and Amendment thereto constituting Exhibits 10p1 and 10p2 hereto between the Company and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*
10p4.	Schedule identifying substantially identical agreements to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto entered into by the Company with Mark A. Roche incorporated by reference to Exhibit 10p4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10p5.	Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10p1, 10p2 and 10p3 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*
10p6.	Schedule identifying substantially identical agreement to the Amendment constituting Exhibit 10p5 hereto entered into by the Company with Mark Hausberg incorporated by reference to Exhibit 10p6 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10q1.	Severance Agreement dated as of August 1, 2003 between the Company and Christopher J. Klein is incorporated by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*
10r1.	Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 11, 2000.*
10s1.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10s2.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) (to the Indemnification Agreement dated as of December 22, 1994 among Fortune Brands, Inc., B&W and The American Tobacco Company, constituting Exhibit 10s1 hereto) incorporated by reference herein to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated August 9, 2004.
10t2.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2003.
10u1.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001.
10v1.	Five Year Revolving Credit Agreement dated as of October 6, 2005 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank North America, Inc., as Syndication Agents is incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8-K dated October 11, 2005.
10v2.	Credit Agreement dated as of April 20, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse First Boston, as Administrative Agent is incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated August 9, 2005.
10v3.	Amendment No. 1 dated as of July 24, 2005, to the Credit Agreement dated as of April 20, 2005 (the ”Credit Agreement”), among Fortune Brands, Inc., the Lenders (as defined in Article I of the Credit Agreement), and Credit Suisse (formerly Credit Suisse First Boston), as administrative agent for the Lenders is incorporated by reference herein to Exhibit 10.5 to our Quarterly Report on Form 10-Q dated August 9, 2005.
10v4.	Amended and Restated Credit Agreement dated as of July 26, 2005 among Fortune Brands, Inc., the lenders party thereto and Credit Suisse, as Administrative Agent is incorporated by reference herein to Exhibit 99 to our Current Report on Form 8-K dated July 27, 2005.

10v5.	364-Day Revolving Credit Agreement dated as of October 6, 2005 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents is incorporated by reference herein to Exhibit 99.1 to our Current Report on Form 8-K dated October 11, 2005.
10w1.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement for our 2003 Annual Meeting of Stockholders.*
10w2.	Amendment to the 2003 Long-Term Incentive Plan constituting Exhibit 10w1 hereto is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 5, 2004.*
10w3.	2003 Long-Term Incentive Plan Amendment, dated September 27, 2005 is incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K dated September 30, 2005.*
10w4.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10w1 hereto is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10w5.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10w1 hereto is incorporated by reference herein to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10w6.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10w1hereto is incorporated by reference herein to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10w7.	Description of award performance measures for 2005-2007 Performance Awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2005.*
10w8.	September 2005 Incentive Stock Option Terms and Conditions is incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K dated September 30, 2005.*
10w9.	September 2005 Nonqualified Stock Option Terms and Conditions is incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2005.*
10x1.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10w1 hereto is incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K dated March 2, 2006.*
10x2.	Description of award performance measures under the Company’s Annual Executive Incentive Compensation Plan for 2006 is incorporated by reference herein to our Current Report on Form 8-K dated March 2, 2006.*
10x3.	Description of award performance measures for 2006-2008 Performance Awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan constituting Exhibit 10w1 hereto is incorporated by reference herein to our Current Report on Form 8-K dated March 2, 2006.*
10y1.	Description of base salary for Fortune Brands, Inc.’s Named Executive Officers (as defined in Item 402(a)(2) of Regulation S-K of the Securities Act of 1933, as amended) is incorporated herein by reference to our Current Report on Form 8-K dated December 5, 2005.*
10z1.	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated by reference herein to Exhibit 2.1 to our Current Report on Form 8-K dated March 21, 2005.
10z2.	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated by reference herein to Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2005.
10z3.	Distribution Agreement dated March 15, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated by reference herein to Exhibit 2.2 to our Current Report on Form 8-K dated March 21, 2005.
10z4.	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated by reference herein to Exhibit 2.2 to our Current Report on Form 8-K dated August 8, 2005.
10z5.	Voting Agreement dated March 15, 2005 among Fortune Brands, Inc., ACCO World Corporation and Lane Industries, Inc. is incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K dated March 21, 2005.

10z6.	Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO World Corporation is incorporated by reference herein to Exhibit 10 to our Current Report on Form 8-K dated August 22, 2005.
10z7.	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated August 9, 2005.
10z8.	Amended and Restated Framework Agreement dated 21 April, 2005 between Pernod Ricard S.A. and Fortune Brands, Inc. (as amended by a Deed of Variations dated 24 July 2005) is incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated August 9, 2005.
10z9.	Amended and Restated Transaction Co-Operation Agreement dated 21 April, 2005 among Pernod Ricard S.A., Fortune Brands, Inc. and Goal Acquisitions Limited (as amended by a Deed of Variations dated 24 July 2005) is incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 9, 2005.
10aa1.	Agreement dated as of January 27, 2006 between Fortune Brands, Inc. and Pernod Ricard S.A. is incorporated by reference herein to Exhibit 99.1 to our Current Report on Form 8-K dated February 2, 2006.
10aa2.	Form of Voting Agreement between Fortune Brands, Inc. and certain stockholders of SBR, Inc. is incorporated by reference herein to Exhibit 10a1 to our Current Report on Form 8-K dated February 10, 2006.
12.	Statement re computation of ratio of earnings to fixed charges.
21.	Subsidiaries of the Company.
23.1.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2.	Consent of Independent Registered Public Accounting firm, KPMG Audit Plc.
24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1.	List of Pending/Terminated Cases.

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

FORTUNE BRANDS, INC. (The Company)

Date: March 9, 2006	By:	/S/ NORMAN H. WESLEY Norman H. Wesley Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/ NORMAN H. WESLEY	/S/ A.D. DAVID MACKAY
Norman H. Wesley, Chairman of the Board and Chief Executive Officer (principal executive officer) Date: March 9, 2006	A.D. David Mackay Date: March 9, 2006

/S/ CRAIG P. OMTVEDT	/S/ EUGENE A. RENNA
Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer) Date: March 9, 2006	Eugene A. Renna, Director Date: March 9, 2006

/S/ NADINE A. HEIDRICH	/S/ J. CHRISTOPHER REYES
Nadine A. Heidrich, Vice President and Corporate Controller (principal accounting officer) Date: March 9, 2006	J. Christopher Reyes, Director Date: March 9, 2006

/S/ PATRICIA O. EWERS	/S/ ANNE M. TATLOCK
Patricia O. Ewers, Director Date: March 9, 2006	Anne M. Tatlock, Director Date: March 9, 2006

/S/ THOMAS C. HAYS	/S/ DAVID M. THOMAS
Thomas C. Hays, Director Date: March 9, 2006	David M. Thomas, Director Date: March 9, 2006

/S/ PIERRE E. LEROY	/S/ PETER M. WILSON
Pierre E. Leroy, Director Date: March 9, 2006	Peter M. Wilson, Director Date: March 9, 2006

/S/ GORDON R. LOHMAN
Gordon R. Lohman, Director Date: March 9, 2006

*By:	/S/ MARK A. ROCHE
Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004 and 2003	Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance @ End of Period
2005:
Allowance for cash discounts	$ 6.5	$74.9	$ —		$ 74.8	(1)	$ 6.7
					( 0.1	)(4)
Allowance for returns	12.9	147.7			140.7	(1)	20.0
					(0.1	)(4)
Allowance for doubtful accounts	23.1	4.1	3.9	(3)	5.0	(2)	25.7
					0.4	(4)
	$ 42.5	$226.7	$ 3.9		$ 220.7		$ 52.4
2004:
Allowance for cash discounts	$ 6.2	$61.9			$ 61.7	(1)	$ 6.5
					(0.1	)(4)
Allowance for returns	13.0	116.5			116.7	(1)	12.9
					(0.1	)(4)
Allowance for doubtful accounts	25.0	6.1			8.4	(2)	23.1
					(0.4	)(4)
	$ 44.2	$184.5			$ 186.2		$ 42.5
2003:
Allowance for cash discounts	$ 6.2	$57.7	$ 0.5	(3)	$ 57.7	(1)	$6.2
					0.5	(4)
Allowance for returns	10.9	105.3	3.3	(3)	106.1	(1)	13.0
					0.4	(4)
Allowance for doubtful accounts	24.3	9.3	1.3	(3)	10.2	(2)	25.0
					(0.3	)(4)
	$ 41.4	$172.3	$ 5.1		$ 174.6		$ 44.2

(1)	Cash discounts and returns allowed to customers.
(2)	Doubtful accounts written off, net of recoveries.
(3)	Balance at acquisition date of subsidiaries.
(4)	Foreign exchange rate changes.