Form 10-Q
period 2006-03-31
FORTUNE BRANDS INC
filed 2006-05-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to

Commission file number 1-9076

FORTUNE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-3295276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Deerfield, Illinois 60015-5611

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at April 28, 2006 was 146,635,322.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$175.0	$93.6
Accounts receivable, net	1,151.0	1,115.6

Inventories
Maturing spirits and wine	1,116.1	889.3
Other raw materials, supplies and work in process	428.6	301.5
Finished products	561.8	472.3

	2,106.5	1,663.1

Other current assets	349.3	320.4

Total current assets	3,781.8	3,192.7

Property, plant and equipment, net	1,830.7	1,679.6

Goodwill resulting from business acquisitions	3,698.7	3,633.5

Other intangible assets resulting from business acquisitions, net	3,919.3	3,247.0

Investments in unconsolidated subsidiaries	79.9	1,173.9

Other assets	312.7	274.8

Total assets	$13,623.1	$13,201.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$29.2	$20.5
Commercial paper	673.0	616.7
Current portion of long-term debt	297.1	296.9
Accounts payable	422.9	684.9
Accrued taxes	426.9	199.9
Accrued customer programs	98.0	164.9
Accrued salaries, wages and other compensation	113.3	160.2
Accrued expenses and other liabilities	676.2	673.9

Total current liabilities	2,736.6	2,817.9

Long-term debt	5,110.8	4,889.9
Deferred income	112.5	119.2
Deferred income taxes	1,018.3	877.2
Other liabilities	498.7	476.9

Total liabilities	9,476.9	9,181.1

Minority interest in consolidated subsidiaries	361.0	374.8

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	6.5	6.6
Common stock, par value $3.125 per share, 229.6 shares issued	717.4	717.4
Paid-in capital	196.2	182.8
Accumulated other comprehensive loss	(27.3)	(22.2)
Retained earnings	6,010.7	5,890.2
Treasury stock, at cost	(3,118.3)	(3,129.2)

Total stockholders’ equity	3,785.2	3,645.6

Total liabilities and stockholders’ equity	$13,623.1	$13,201.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	2006	2005
Net sales	$2,016.8	$1,517.8

Cost of products sold	1,084.6	836.5
Excise tax duties on spirits and wine	120.8	64.8
Advertising, selling, general and administrative expenses	490.4	376.7
Amortization of intangibles	10.0	8.2
Restructuring charges	4.1	—

Operating income	306.9	231.6

Interest expense	79.1	19.1
Other income, net	(10.0)	(13.0)

Income from continuing operations before income taxes and minority interests	237.8	225.5

Income taxes	59.7	78.0
Minority interests	4.7	4.9

Income from continuing operations	173.4	142.6

Income from discontinued operations	—	10.1

Net income	$173.4	$152.7

Earnings per common share
Basic
Continuing operations	$1.18	$0.98
Discontinued operations	—	0.07

Net earnings	$1.18	$1.05

Diluted
Continuing operations	$1.15	$0.95
Discontinued operations	—	0.07

Net earnings	$1.15	$1.02

Dividends paid per common share	$0.36	$0.33

Average number of common shares outstanding
Basic	146.4	144.8

Diluted	150.4	149.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(in millions)

(Unaudited)

	2006	2005
Operating activities
Net income	$173.4	$152.7
Restructuring charges	4.0	—
Depreciation and amortization	59.1	55.2
Stock-based compensation	9.5	—
Deferred income taxes	5.7	17.8
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease (increase) in accounts receivable	151.0	(9.2)
Increase in inventories	(106.3)	(43.4)
Decrease in accounts payable	(444.0)	(18.7)
Decrease in accrued expenses and other liabilities	(146.4)	(217.5)
Increase in accrued taxes	243.0	48.3
Tax benefit on exercise of stock options	—	8.3
Other operating activities, net	(10.9)	(30.6)

Net cash used by operating activities	(61.9)	(37.1)

Investing activities
Additions to property, plant and equipment	(58.5)	(50.3)
Proceeds from the disposition of property, plant and equipment	—	2.5
Acquisitions, net of cash acquired	(8.4)	—
Other investing activities, net	—	0.4

Net cash used by investing activities	(66.9)	(47.4)

Financing activities
(Decrease) increase in short-term debt and commercial paper, net	(2,542.3)	128.7
Issuance of long-term debt	2,939.9	—
Repayment of long-term debt	(148.9)	(0.2)
Dividends paid to stockholders	(52.9)	(48.0)
Proceeds received from exercise of stock options	10.2	28.7
Tax benefit on exercise of stock options	2.9	—
Other financing activities, net	(0.2)	(6.2)

Net cash provided by financing activities	208.7	103.0

Effect of foreign exchange rate changes on cash	1.5	4.0

Net increase in cash and cash equivalents	$81.4	$22.5

Cash and cash equivalents at beginning of period	$93.6	$164.9

Cash and cash equivalents at end of period	$175.0	$187.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7

Comprehensive income
Net income	—	—	—	—	152.7	—	152.7
Changes during the period	—	—	—	0.7	—	—	0.7

Total comprehensive income	—	—	—	0.7	152.7	—	153.4

Dividends ($0.33 per Common share and $0.6675 per Preferred share)	—	—	—	—	(48.0)	—	(48.0)
Tax benefit on exercise of stock options	—	—	8.3	—	—	—	8.3
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (0.7 shares)	(0.1)	—	2.2	—	—	28.5	30.6

Balance at March 31, 2005	$7.0	$717.4	$166.3	$7.1	$5,551.9	$(3,174.7)	$3,275.0

Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6

Comprehensive income
Net income	—	—	—	—	173.4	—	173.4
Changes during the period	—	—	—	(5.1)	—	—	(5.1)

Total comprehensive income	—	—	—	(5.1)	173.4	—	168.3

Dividends ($0.36 per Common share and $0.6675 per Preferred share)	—	—	—	—	(52.9)	—	(52.9)
Stock-based compensation	—	—	10.3	—	—	10.3	20.6
Tax benefit on exercise of stock options	—	—	3.6	—	—	—	3.6
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.5)	—	—	0.6	—

Balance at March 31, 2006	$6.5	$717.4	$196.2	$(27.3)	$6,010.7	$(3,118.3)	$3,785.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of March 31, 2006, the related condensed consolidated statements of income for the three-month periods ended March 31, 2006 and 2005 and the related condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2006. In addition, we consolidated variable interest entities (VIEs) where we are deemed to be the primary beneficiary. Refer to Note 5, “Acquisitions” for a discussion of VIEs. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were separately stated in the accompanying consolidated statement of income for the three months ended March 31, 2005 as discontinued operations. The cash flows from discontinued operations for the three months ending March 31, 2005 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments does not include discontinued operations.

2.	Share-Based Compensation

We use stock options and performance awards to compensate key employees. We had awards outstanding under three Long-Term Incentive Plans as of March 31, 2006. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12 million shares of common stock. No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based compensation expense, measured as the fair value of an award on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is supplemented by Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Prior to 2006, we applied Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the stock option portion of stock-based compensation. Because we granted stock options to employees at exercise prices equal to the fair market value on the date of grants, no compensation cost was recognized for options granted in periods prior to 2006. We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R, which requires compensation cost to be recorded for all unvested stock options over the remaining service period beginning January 1, 2006.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions shown in the following table:

	Three Months Ended March 31,
	2006	2005
Current expected dividend yield	1.8%	1.6%
Expected volatility	22.6%	24.0%
Risk-free interest rate	4.7%	3.8%
Expected term	3.9 years	4.5 years

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $16.35 and $18.31, respectively. FAS 123R also requires that we estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to recognizing forfeitures and the corresponding reduction in expense as they occur. Prior to January 1, 2006, for pro forma disclosure, we amortized stock option compensation cost on a three-year graded vesting schedule. Effective January 1, 2006, we elected to amortize stock option compensation cost on a straight-line basis.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

In the three months ended March 31, 2006, we recognized stock-based compensation expense for stock options of $8.9 million. Net of a tax benefit of $2.5 million, the impact on net income was $6.4 million, or $0.04 per diluted share. Manufacturing- and fixed asset-related compensation cost that was capitalized was not material.

If compensation cost for the stock-based compensation was determined based on the fair value of an award on the date of grant, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense over the vesting period, on a pro forma basis, net income and earnings per share would have been as follows for the three months ended March 31, 2005:

(in millions, except per share amounts)	Three Months Ended March 31, 2005
Net income – as reported	$152.7

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	3.3
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(11.0)

Pro forma net income	$145.0

Earnings per Common share
Basic – as reported	$1.05
Basic – pro forma	$1.00

Diluted – as reported	$1.02
Diluted – pro forma	$0.97

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

The following table summarizes stock options outstanding as of March 31, 2006, as well as activity during the first quarter then ended:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	12,540,048	$55.12
Granted	182,550	78.25
Exercised (1)	(270,469)	37.71
Cancelled	(40,298)	71.33

Outstanding at March 31, 2006 (2)	12,411,831	$55.79

Exercisable at March 31, 2006 (3)	7,460,541	$44.33

(1)	The intrinsic value of stock options exercised in the three months ended March 31, 2006 was $11.5 million. The source of shares issued was treasury stock.
(2)	At March 31, 2006, the weighted-average remaining contractual life of options outstanding was 6.4 years and the aggregate intrinsic value of options outstanding was $310.8 million.
(3)	At March 31, 2006, the weighted average remaining contractual life of options exercisable was 5.8 years and the aggregate intrinsic value of options exercisable was $272.3 million.

A summary of the activity for nonvested stock options as of March 31, 2006 and the activity during the three months ended March 31, 2006 is presented below:

	Options	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	4,895,268	$15.41
Granted	182,550	16.35
Vested	(88,195)	16.68
Cancelled	(38,333)	15.35

Nonvested at March 31, 2006	4,951,290	$15.43

The remaining unrecognized compensation cost related to unvested awards at March 31, 2006 was approximately $38.9 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. The fair value of options that vested during the three month period ended March 31, 2006 was $7.1 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

Performance awards are granted to certain officers of the Company. Payout is based on achievement of targeted cumulative diluted earnings per share and average consolidated return on equity (changed to the average of the end of year return on invested capital, beginning with the 2006-2008 cycle). Compensation cost is amortized into expense over the three-year performance period. For awards granted prior to January 1, 2006, performance awards could be settled in stock or cash, depending on individual stock ownership. As a result, compensation cost was based on the stock price at each balance sheet date. Because performance awards granted after January 1, 2006 may only be paid in stock, the fair value is based on the stock price at the date of grant.

The following table summarizes performance awards outstanding as of March 31, 2006, as well as activity during the first quarter then ended:

Performance Awards
Outstanding at December 31, 2005	743,314
Granted	3,000
Exercised	(214,444)
Cancelled	—

Outstanding at March 31, 2006	531,870

Exercisable at March 31, 2006	—

The pretax compensation cost for performance awards recorded in the three months ended March 31, 2006 was $3.3 million. The tax benefit recognized was $1.2 million. The remaining unrecognized compensation cost related to unvested awards at March 31, 2006 was approximately $19.1 million and the weighted-average period of time over which this cost will be recognized is 1.9 years. Cash used to settle performance awards in the three months ended March 31, 2006 was $15.6 million. In addition to the payment of cash, 13,082 shares of common stock were issued from treasury shares.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Recently Issued Accounting Standards

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” FAS 123R replaced FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123R), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R. FAS 123R requires share-based compensation expense, measured as the fair value of an award on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. As a result, we recorded stock option compensation cost of $8.9 million pretax (after tax $6.4 million, or $0.04 per diluted share) in the three months ended March 31, 2006. For the full year, the impact on diluted earnings per share of expensing stock options is expected to be approximately $0.18 per share.

4.	Discontinued Operations

On August 16, 2005, the Company completed the spin-off of the Office business segment, ACCO World Corporation (“ACCO”), to the Company’s shareholders, and ACCO merged with General Binding Corporation creating ACCO Brands Corporation, a leading supplier of branded office products.

The statement of income for the three months ended March 31, 2005 was adjusted to reflect our Office business segment as a discontinued operation. The results of discontinued operations include expenses which were paid by Fortune Brands on behalf of ACCO based on actual direct costs incurred, as well as interest expense associated with the outstanding debt of Fortune Brands that was allocated to ACCO. The allocation of debt was based on the average net assets of ACCO as a percent of the average net assets plus average consolidated debt not attributable to other operations of Fortune Brands.

The following table summarizes the results of the discontinued operations for the three months ended March 31, 2005.

(in millions)	Three Months Ended March 31, 2005
Net sales	$275.2

Income from discontinued operations before income taxes	$20.1
Income taxes	10.0

Income from discontinued operations, net of income taxes	$10.1

The 49.8% effective tax rate for the three months ended March 31, 2005 was due to unfavorable foreign earnings repatriation and a reduction in net operating loss carryforwards at foreign subsidiaries.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions

On February 10, 2006, we announced an agreement to acquire SBR, Inc., a privately held company that owns Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price is approximately $630 million and will be paid with a combination of stock and cash. We expect the stock component will be 60 to 70% of the total purchase price, contingent on the forms of payment elected by SBR’s shareholders. The acquisition is expected to close in the second quarter of 2006, but no assurance can be given that it will close in accordance with the terms contemplated or at all.

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Acquired Businesses) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands and distribution networks in the U.K., Germany and Spain. We expect the complementary brands we acquired to significantly enhance our high-margin Spirits and Wine business and strengthen our distribution in key global markets.

In July 2005, an affiliate of the Company received tracker shares issued by Goal Acquisitions Limited (Goal), the Pernod Ricard subsidiary formed to acquire Allied Domecq PLC (Allied Domecq). The tracker shares gave the Company certain economic rights with respect to the Acquired Businesses prior to the actual legal transfer to the Company. Until legal transfer of all of the Acquired Businesses was completed, the Company held tracker shares. The Company also had certain rights to manage operations of the Acquired Businesses that had not been legally transferred to the Company. As of January 27, 2006, substantially all of the Acquired Businesses were legally transferred to Fortune Brands.

The acquisition was structured this way as a result of our negotiations with Pernod Ricard, after considering various factors, including:

•	Our commercial desire to obtain the economic benefits associated with owning and operating the Acquired Businesses as soon as possible after funding the purchase price for those assets;

•	Many former Allied Domecq subsidiaries owned assets that the Company and Pernod Ricard would separately retain, including integrated manufacturing, distribution, marketing, licensing and other operations involving multiple brands. The separation and transfer of these commingled or shared assets from Pernod Ricard to the Company involved significant reorganization of business operations and contractual arrangements for many of the companies involved. In light of this, the Company and Pernod Ricard agreed to a six-month period (ending on January 27, 2006) during which the assets and liabilities of Allied Domecq would be evaluated and specific assets then identified and legally separated between the Company and Pernod Ricard and transferred accordingly; and

•	The actual legal transfer of all the Acquired Businesses required that we evaluate alternative ways to separate the Acquired Businesses from those to be retained by Pernod Ricard, obtain required consents, structure, negotiate, document and complete the transfer of the Acquired Businesses, all within the parameters established by our agreement with Pernod Ricard.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

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

The initial cost of the Spirits and Wine acquisition was approximately $5.0 billion. This consisted of approximately £2.7 billion ($4.9 billion) paid on July 26, 2005 for the assets which were formerly owned by Allied Domecq and $135.6 million paid on September 8, 2005 for the purchase of the Larios brand directly from a Pernod Ricard subsidiary.

The purchase price of the assets formerly owned by Allied Domecq was subject to change based on adjustments in accordance with the purchase agreement. The final purchase price is based on specified multiples of historic profit (for the fiscal year ended August 31, 2004) of the brands purchased, as well as working capital levels as of July 26, 2005 and other adjustments. The Company’s agreement with Pernod Ricard provided for an assessment by Pernod Ricard of historic profitability of the brands the Company purchased, with a subsequent review by the Company of the historic profits, and a binding determination by a third party if the Company and Pernod Ricard could agree. We reached an agreement with Pernod Ricard on January 27, 2006 that the global consideration for the Acquired Businesses will be adjusted by an additional net payment of £117.2 million (approximately $204 million). This is comprised of £199.4 million to Pernod Ricard as a result of higher actual historical profits than anticipated, partially offset by payment from Pernod Ricard to the Company of £82.2 million for estimated working capital adjustments. We are discussing further adjustments that are expected to be not material with Pernod Ricard and that will be made to achieve economic results consistent with the parties’ intention to complete the Company’s acquisition of the Acquired Brands on a cash-free and debt-free basis.

Until assets were legally transferred, reporting was in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46R). Since many of the Allied Domecq assets to be acquired by Fortune Brands were commingled in entities that owned assets also acquired by Pernod Ricard, in accordance with FIN 46R, our interest in the Goal subsidiaries was deemed to be a variable interest in those entities only if the fair value of the specified assets was more than half of the total fair value of the entity’s assets. Those variable interest entities for which we were the primary beneficiary, bearing the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns, were consolidated and accounted for in accordance with FIN 46R and Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.” We recognized minority interest for any Pernod Ricard assets at fair value. Once the Pernod Ricard assets were legally transferred, we ceased recognizing the minority interest. If the fair value of the assets acquired by Fortune Brands was less than 50% of the fair value of the entity and we were not the primary beneficiary, we accounted for the investment using the cost method.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

We initially financed the Spirits and Wine acquisition with borrowings under bank credit agreements and subsequently financed it in the commercial paper market. On April 20, 2005, we executed a bridge credit agreement for up to $6.0 billion with an 18-month term from the initial drawdown. In January 2006, we issued dollar- and euro-denominated long-term debt securities of $2 billion and €800 million (approximately $1 billion) and repaid and terminated the bridge credit agreement. See Note 12, “Long-Term Debt” for additional information on the financing of the Spirits and Wine acquisition.

We expect to finalize the purchase price allocation for the Spirits and Wine acquisition in 2006. As of March 31, 2006, we recorded $1,687.4 million of goodwill, which was not tax deductible, related to the acquisition. Identifiable intangible assets as of the dates of acquisitions for the Acquired Businesses were as follows:

(in millions)	Weighted Average Amortization Period	Fair Value
Finite-lived intangible assets
Tradenames	29.6 years	$131.4
Customer relationships	2 years	6.2

Total finite-lived intangible assets		$137.6

Indefinite-lived intangible assets
Tradenames		$2,620.8
Goodwill		1,687.4

Total indefinite-lived intangible assets		$4,308.2

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

The following table summarizes the estimated fair value of the Spirits and Wine assets acquired and liabilities assumed as of the date of each of the acquisitions:

(in millions)
Accounts receivable	$486.6
Inventories	996.1
Property, plant and equipment	602.0
Goodwill	1,687.4
Tradenames and other identifiable intangibles	2,758.4

Total assets	$6,530.5

Other current liabilities and accruals(a)	$737.5
Deferred income taxes	636.3

Total liabilities	1,373.8

Net assets acquired / Net consideration (b)	$5,156.7

(a)	Includes a liability of $38.0 million in connection with the planned restructuring of the Acquired Businesses, primarily related to workplace reduction costs and distribution termination costs.
(b)	Includes transaction fees.

In accordance with FAS 141 disclosure requirements, the unaudited pro forma results below for the three months ended March 31, 2005 are presented as if the Spirits and Wine acquisition and legal transfer of assets occurred on January 1, 2005. This information is based on historical results of operations and is adjusted for the impact of acquisition costs. Pro forma net sales for total Fortune Brands for the three months ended March 31, 2005 exclude distribution mark-up and international excise tax duties for sales that were transferred to our international Spirits and Wine sales and distribution joint venture. In addition, pro forma results include allocations of selling and marketing and general and administrative expenses that are not representative of expenses on an ongoing basis.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

Given the significant factors and adjustments impacting the pro forma disclosure, the pro forma results presented below should not be deemed to be representative of either historical results or future results had the Acquired Businesses been actually transferred to Fortune Brands as of January 1, 2005.

(in millions, except per share data)	(Unaudited) Three Months Ended March 31, 2005
Net sales	$1,782.7
Net income	143.7
Earnings per share
Basic	$0.99
Diluted	$0.96

The transfer to Fortune Brands of certain of the acquired spirits and wine assets was accomplished through various stock sales, mergers, or asset sales, which could result in the assumption by or transfer to Fortune Brands of liability for certain litigation and other contingent liabilities and contingent indemnity rights. Such assumption or transfer might ultimately require establishment of additional reserves. No such liabilities or contingent liabilities that would be material to our total Spirits and Wine business have been identified to date.

In May 2005, the Home and Hardware business acquired Southern Millwork Corporation, a U.S. pre-hanger of entry doors. The acquisition did not have a material impact on our consolidated financial statements.

6.	Goodwill and Other Intangible Assets

We had net goodwill of $3,698.7 million as of March 31, 2006. The increase in goodwill of $65.2 million during the three months ended March 31, 2006 was primarily due to goodwill for the acquired Fortune Brands assets that were legally transferred in the first quarter of 2006. See Note 5, “Acquisitions.”

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2005	Acquisitions	Translation Adjustments	Balance at March 31, 2006
Home and Hardware	$1,732.7	$0 .9	$0.3	$1,733.9
Spirits and Wine	1,889.0	64.0	—	1,953.0
Golf	11.8	—	—	11.8

	$3,633.5	$64.9	$0.3	$3,698.7

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets (Continued)

We also had indefinite-lived intangibles, principally tradenames, of $3,283.1 million and $2,690.9 million as of March 31, 2006 and December 31, 2005, respectively. The increase of $592.2 million was due to the consolidation of Spirits and Wine Acquired Businesses legally transferred after December 31, 2005.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $829.1 million and $192.9 million, respectively, as of March 31, 2006, compared to $738.3 million and $182.2 million, respectively, as of December 31, 2005. The gross carrying value increase was principally due to the Spirits and Wine brands legally transferred during the first quarter of 2006.

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2006 and December 31, 2005 are as follows:

(in millions)	As of March 31, 2006				As of December 31, 2005
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,357.3	$(74.2	)(1)	$3,283.1	$2,765.0	$(74.1	)(1)	$2,690.9

Amortizable intangible assets
Tradenames	474.9	(122.2)		352.7	390.1	(119.4)		270.7
Customer and contractual relationships	263.5	(54.1)		209.4	257.4	(47.5)		209.9
Patents/proprietary technology	75.4	(12.2)		63.2	75.4	(10.9)		64.5
Licenses and other	15.3	(4.4)		10.9	15.4	(4.4)		11.0

Total	829.1	(192.9)		636.2	738.3	(182.2)		556.1

Total identifiable intangibles	$4,186.4	$(267.1)		$3,919.3	$3,503.3	$(256.3)		$3,247.0

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $10.0 million and $8.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase for the three months ended March 31, 2006 was primarily due to the Spirits and Wine Acquired Businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income Taxes

The reported effective income tax rate for the three months ended March 31, 2006 and 2005 was 25.1% and 34.6%, respectively. The decrease in the effective rate was primarily due to tax-related credits of $22.3 million recorded this year mainly resulting from the favorable conclusion of the Internal Revenue Service’s field examination phase of the routine review of our 2002-2003 tax returns.

8.	Information on Business Segments

In the third quarter of 2005, the Company completed the spin-off of the Office segment. Historical information on business segments was restated to exclude this discontinued operation. Refer to Note 4, “Discontinued Operations,” for additional information on this discontinued operation. In addition, the net sales and operating income for the Spirits and Wine segment for the three months ended March 31, 2006 include the Spirits and Wine Acquired Businesses. See Note 5, “Acquisitions” for additional information on the Spirits and Wine Acquired Businesses.

Net sales and operating income for the three months ended March 31, 2006 and 2005 by segment were as follows:

	Three Months Ended March 31, 2006,
(in millions)	2006	2005	% Change vs. Prior Year
Net Sales
Home and Hardware	$1,032.4	$902.5	14.4%
Spirits and Wine	611.9	272.7	124.4
Golf	372.5	342.6	8.7

Net Sales	$2,016.8	$1,517.8	32.9%

Operating Income
Home and Hardware	$139.8	$124.5	12.3%
Spirits and Wine	128.2	68.5	87.2
Golf	58.4	56.7	3.0

Less:
Corporate expenses	19.5	18.1	7.7

Operating Income	$306.9	$231.6	32.5%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

	Three Months Ended March 31,
(in millions, except for per share amounts)	2006	2005
Income from continuing operations	$173.4	$142.6
Income from discontinued operations	—	10.1

Net income	173.4	152.7
Less: Preferred stock dividends	0.2	0.1

Income available to common stockholders - basic	173.2	152.6
Convertible Preferred stock dividends	0.2	0.1

Income available to common stockholders – diluted	$173.4	$152.7

Weighted average number of common shares outstanding – basic	146.4	144.8
Conversion of Convertible Preferred stock	1.4	1.4
Exercise of stock options	2.6	3.4

Weighted average number of common shares outstanding – diluted	150.4	149.6

Earnings per common share
Basic
Continuing operations	$1.18	$0.98
Discontinued operations	—	0.07

Net earnings per basic share	$1.18	$1.05
Diluted
Continuing operations	$1.15	$0.95
Discontinued operations	—	0.07

Net earnings per diluted share	$1.15	$1.02

For the three months ended March 31, 2006, stock options excluded from the calculation of weighted average shares for diluted EPS because they were antidilutive (exercise price exceeded the average stock price) were not material. For the three months ended March 31, 2005, there were no stock options excluded from the calculation of weighted average shares for diluted EPS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$8.7	$9.3	$1.0	$0.9
Interest cost	11.9	15.5	2.5	2.6
Expected return on plan assets	(14.5)	(19.5)	—	—
Amortization of prior service cost	0.7	0.9	(0.3)	—
Amortization of net loss	3.8	3.9	1.0	0.3

Net periodic benefit cost	$10.6	$10.1	$4.2	$3.8

The increase in expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily related to the addition of the Spirits and Wine Acquired Businesses and an increase in the discount rate, partly offset by the impact of the spin-off of the Office segment.

11.	Credit Facilities

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, which matures in 2006, and includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount.

At December 31, 2005, we had a $3.0 billion bridge credit agreement. The bridge credit agreement was terminated upon issuance of new long-term debt (see Note 12, “Long-Term Debt,” below).

12.	Long-Term Debt

In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consist of $750 million of 5.125% notes due January 2011, $950 million of 5.375% notes due January 2016 and $300 million of 5.875% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. Net proceeds of $1,977.4 million were less price discounts of $9.3 million and underwriting fees of $13.3 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, “Financial Instruments,” on treasury rate locks associated with the U.S.-denominated long-term debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Long-Term Debt (Continued)

In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) in a transaction exempt from registration in accordance with Regulation S under the Securities Act of 1933. The notes consist of €300 million of 3.5% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. Net proceeds of €794.5 million were less price discounts of €3.1 million and underwriting fees of €2.4 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, “Financial Instruments,” on interest rate swaps associated with the euro-denominated long-term debt. We designated the euro-denominated debt as net investment hedges of the acquired euro-functional currency operations.

The components of long-term debt as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
2 7/8% Notes, Due 2006	$300.0	$300.0
6 1/4% Notes, Due 2008	200.0	200.0
4 7/8% Notes, Due 2013	300.0	300.0
5 1/8% Notes, Due 2011	750.0	—
5 3/8% Notes, Due 2016	950.0	—
5 7/8% Notes, Due 2036	300.0	—
3 1/2% Notes, Due 2009 (€300.0)	363.6	—
4% Notes, Due 2013 (€500.0)	606.1	—
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
Bridge credit facility outstanding	—	148.7
Long-term component of short-term debt	1,200.0	3,800.0
Miscellaneous	(2.7)	(2.8)

Total debt	5,407.9	5,186.8
Less: current portion	297.1	296.9

Total long-term debt	$5,110.8	$4,889.9

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments

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

The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that the losses, if any, would be immaterial. The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At March 31, 2006 and December 31, 2005, the fair value of all outstanding contracts and the carrying value of the contracts were essentially the same.

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At March 31, 2006, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due in 2006 which allow the agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

In 2005, we entered into treasury rate locks with an aggregate notional value of $1.75 billion. These locks hedged the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of dollar-denominated debt associated with the Spirits and Wine acquisition. We accounted for these hedges as cash flow hedges since the treasury rate locks hedged against the variability of interest payments on future issuance of debt. On January 5, 2006, we terminated the treasury rate locks when we issued the U.S. dollar-denominated long-term debt. We recorded a $2.6 million pre-tax net gain on the rate locks in accumulated other comprehensive income. We amortize the gain into earnings as an adjustment to interest expense corresponding with the recognition of interest expense related to the new U.S. dollar-denominated debt. For more information on the new long-term debt, see Note 12, “Long-Term Debt.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments (Continued)

In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of €800 million. We classified these interest rate swaps as cash flow hedges since the swaps hedged against fluctuations in interest rates relating to anticipated issuances of euro-denominated debt associated with the Spirits and Wine acquisition. We terminated these swap agreements on January 27, 2006 when we issued the new euro-denominated long-term debt. We recorded a $0.6 million pre-tax gain on the swaps in accumulated other comprehensive income. We amortize the gain into earnings as an adjustment to interest expense corresponding with the recognition of interest expense on the new euro-denominated debt. For more information on the new long-term debt, see Note 12, “Long-Term Debt.”

In order to hedge our net investment position in the subsidiaries of the Acquired Businesses which have euro-denominated operations, in January 2006, we issued long-term debt in the amount of €800 million (approximately $1 billion). We designated this foreign currency debt as a net investment hedge.

14.	Guarantees and Commitments

As of March 31, 2006, we had third-party guarantees totaling approximately $76 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.7 million existed as of March 31, 2006 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $41 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of March 31, 2006, we recorded a liability of $1.9 million. Refer to Note 4, “Discontinued Operations,” for additional information on the spin-off of the Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Guarantees and Commitments (Continued)

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. Pursuant to FIN 45, we cannot reasonably estimate potential payments under these divestiture-related indemnity obligations. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2006 or in future periods.

15.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(in millions)	2006	2005
Balance at the beginning of the period	$(13.0)	$(16.1)
Provision for warranties issued	(10.0)	(8.5)
Settlements made (in cash or in kind)	9.3	7.7

Balance at the end of the period	$(13.7)	$(16.9)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Restructuring-Related Charges

Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for three months ended March 31, 2006 were:

	Three Months Ended March 31, 2006
(in millions)	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	SG&A
Home and Hardware	$4.1	$4.7	$—	$8.8
Spirits and Wine	—	—	1.8	1.8

	$4.1	$4.7	$1.8	$10.6

Home and Hardware charges related to supply-chain initiatives and impaired asset write-downs. Spirits and Wine charges related to the Spirits and Wine acquisition integration costs.

The Company did not record any restructuring and restructuring-related charges in the three months ended March 31, 2005.

Reconciliation of Restructuring Liability

The restructuring liability as March 31, 2006 and December 31, 2005 was not material.

17.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks and interest rate swaps related to the Spirits and Wine acquisition and net minimum pension liability adjustments. Included in the foreign currency adjustments balance at March 31, 2006 were deferred gains of $4.5 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income was $168.3 million and $153.4 million for the three months ended March 31, 2006 and 2005, respectively.

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan and West Virginia seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was voluntarily dismissed without prejudice from both the Michigan and West Virginia matters. The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in New York seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company and its Spirits and Wine business have not yet been served in the lawsuit pending in New York. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. The Company denies these allegations. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

On March 7, 2005, Bridgestone Sports Co., Ltd and Bridgestone Golf, Inc. (collectively, Bridgestone) filed a lawsuit against Acushnet Company (one of the Company’s subsidiaries) in the United States District Court for the District of Delaware. Bridgestone alleges that various golf balls manufactured by Acushnet violate ten of Bridgestone’s U.S. patents. The Company believes, and counsel has advised, that Acushnet has meritorious defenses against plaintiffs’ claims. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that it will not have a material adverse affect on the results of the Company’s operations, cash flow and financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of five of its patents.

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

Item 2.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, and golf products. We enhance shareholder value by profitably building our leading consumer brands to drive sales and earnings, as well as to generate cash. We do this by developing innovative new products and effective marketing campaigns, growing our customer relationships and expanding into new markets. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, we enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

In 2005, we sharpened our focus as a high-performance consumer brands company. In August 2005, we completed the spin-off of the Office products business. In addition, in July 2005, we acquired more than 25 spirits and wine brands as well as distribution assets from Pernod Ricard S.A., enhancing our Spirits and Wine business and strengthening our distribution capabilities in key global markets. While we had the economic benefit of the acquired assets, which we refer to as the Spirits and Wine Acquired Businesses, as of the closing of the acquisition, we substantially completed the final legal transfer of assets on January 27, 2006. As a result of this acquisition, in January 2006, we refinanced a portion of the short-term debt utilized for the acquisition and issued both dollar- and euro-denominated long-term debt in the amounts of $2 billion and €800 million (approximately $1 billion). Refer to Notes 5, “Acquisitions,” and 12, “Long-Term Debt,” to the Consolidated Financial Statements.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “- Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

	Net Sales
(in millions)	2006	2005	% Change vs. Prior Year
Home and Hardware	$1,032.4	$902.5	14.4%
Spirits and Wine	611.9	272.7	124.4
Golf	372.5	342.6	8.7

Net Sales	$2,016.8	$1,517.8	32.9%

	Operating Income
	2006	2005	% Change vs. Prior Year
Home and Hardware	$139.8	124.5	12.3%
Spirits and Wine	128.2	68.5	87.2
Golf	58.4	56.7	3.0
Less:
Corporate expenses	19.5	18.1	7.7

Operating Income	$306.9	$231.6	32.5%

Fortune Brands achieved a 33% increase in net sales and operating income and a 14% increase in net income.

The sales increase was driven by:

•	organic sales growth and share gains, including new products and expansion into new markets and

•	the addition and growth of the acquired Spirits and Wine brands,

partly offset by unfavorable foreign exchange.

Net income benefited from:

•	strong sales growth,

•	the Spirits and Wine acquisition,

•	manufacturing efficiencies and

•	tax-related credits,

partly offset by:

•	higher restructuring and restructuring-related charges this year for supply-chain initiatives in Home and Hardware and the integration of the Spirits and Wine acquisition and

•	the impact of adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R), on January 1, 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET SALES

Net sales increased $499.0 million, or 33%, to $2.0 billion. Sales benefited from:

•	newly introduced products and line extensions across all businesses ($154.8 million in total),

•	the impact of acquisitions ($274.2 million, primarily the Spirits and Wine acquisition),

•	expanding customer relationships, particularly in the cabinet and entry door businesses and

•	brand extensions into adjacent markets.

The increase in net sales was partly offset by lower sales ($38.1 million) of certain products being discontinued in the Golf and Home & Hardware businesses and unfavorable foreign exchange ($7.7 million).

Cost of products sold

Cost of products sold increased $248.1 million, or 30%, on the impact of the Spirits and Wine acquisition, higher net sales and increased commodity costs and energy rates.

Excise tax duties on spirits and wine

Excise tax duties on spirits and wine increased as a percentage of sales by approximately 170 basis points due to a higher percentage of Spirits and Wine sales in total Fortune Brands sales, and because several of the acquired Spirits and Wine brands have significant sales in markets that require payment of duties. International spirits and wine-related excise tax duties are recorded in sales when the Company is the distributor. Excise tax duties are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise tax duties collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $113.7 million, or 30%, primarily as a result of the Spirits and Wine acquisition. In addition, increases were due to higher sales, increased advertising for new product introductions and higher brand investment expenses across all companies, as well as the impact of adoption of FAS 123R on share-based compensation ($8 million).

Amortization of intangibles

Amortization of intangibles increased $1.8 million to $10.0 million, primarily due to amortization of intangible assets associated with the Spirits and Wine Acquired Businesses.

Restructuring charges

For the three months ended March 31, 2006, we recorded restructuring charges of $4.1 million principally related to supply-chain initiatives in the Home and Hardware business. In the three months ended March 31, 2005, we did not record any restructuring charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $60.0 million to $79.1 million as a result of higher debt associated with the Spirits and Wine Acquired Businesses and an increase in commercial paper rates.

Other income, net

Other income, net decreased $3.0 million to $10.0 million. Other income, net, includes non-operating income and expense, for example amortization of deferred income related to Future Brands LLC (our U.S. distribution joint venture), interest income and foreign currency adjustments related to short-term intercompany positions.

Income taxes

Income taxes decreased $18.3 million, or 23% to $59.7 million. The reported effective income tax rate for the three months ended March 31, 2006 and 2005 was 25.1% and 34.6%, respectively. The decrease in the effective rate primarily resulted from tax-related credits of $22.3 million recorded this year mainly due to the favorable conclusion of the Internal Revenue Service’s field examination phase of the routine review of our 2002-2003 tax returns.

Net income

Net income was $173.4 million, or $1.18 per basic share and $1.15 per diluted share, for the three months ended March 31, 2006. This compared to net income of $152.7 million, or $1.05 basic and $1.02 diluted per share, for the three months ended March 31, 2005.

Income from continuing operations was $173.4 million, or $1.18 per basic share and $1.15 per diluted share, for the three months ended March 31, 2006. This compared to $142.6 million, or $0.98 basic and $0.95 diluted per share, for the same period last year. The 22% ($30.8 million) increase in income from continuing operations was primarily due to organic sales growth, the benefit of the Spirits and Wine acquisition and tax-related credits, partly offset by restructuring-related charges in the current year’s quarter ($6.6 million) and the impact of adoption of FAS 123R expensing of stock option compensation cost ($6.4 million). In the year ago quarter, income from discontinued operations was $10.1 million or $0.07 per basic and diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $129.9 million, or 14%, to $1,032.4 million. The increase was primarily attributable to continued broad-based growth across product categories and share gains, especially in cabinets, faucets and exterior doors. Sales also benefited from new products and line extensions ($85.8 million in total, particularly in faucets), expanding customer relationships, expansion into adjacent categories (e.g. bath accessories, patio doors and automotive locks) and growth in international markets.

Operating income increased $15.3 million, or 12%, to $139.8 million. Operating income benefited from the strong sales growth, combined with process improvements and cost containment initiatives, partially offset by restructuring-related charges ($8.8 million), higher commodity costs and energy rates, and the inclusion of stock option compensation cost beginning this year.

Although the U.S. housing market is forecasted to moderate over the near-term, we anticipate that our Home and Hardware business will continue to benefit from expanding customer relationships and new products and markets, as well as long-term demographic trends supporting the home repair and remodeling and new home construction markets, particularly for kitchen and bath products and exterior door systems. These trends include factors such as growth in the number of households, increases in household wealth and aging of the housing stock.

Our Home and Hardware business may be impacted by U.S. economic conditions, including the level of new construction and sales of existing homes, and their potential impact on the U.S. housing and remodeling markets. Our business may also be affected by increases in the costs of certain commodities, including higher fuel-related costs, although these higher costs have been, and we believe will continue to be, largely offset by select price increases. In addition, we continue to face pricing pressure associated with consolidation of the industry customer base. Such consolidation may also present opportunities for our business, due to our leading brands and customer service.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits and Wine

Net sales increased $339.2 million, or 124%, to $611.9 million principally due to the impact of the Spirits and Wine Acquired Businesses ($264.9 million), as well as volume growth in total shipments (including the acquired brands). Sales benefited from higher total case volume shipments in the U.S., Europe, Asia Pacific and the Duty Free channel, partly offset by lower shipments in Latin America. Unfavorable foreign exchange also impacted net sales.

Operating income increased $59.7 million, or 87%, to $128.2 million on the benefit of higher sales, partly offset by restructuring-related charges due to integration of the Spirits and Wine acquisition ($1.8 million) and the inclusion of stock option compensation cost beginning this year. Operating income margin for the first quarter of 2006 was unfavorably impacted by approximately $50 million recorded as revenues that generated no operating income. The revenues primarily related to a cost-only transitional bottling agreement with Pernod Ricard, as well as to the recording of distribution mark-up and international excise tax duties in net sales prior to the transfer of distribution to our international sales joint venture.

Factors that could adversely affect results include the possibility of U.S. federal excise and state tax increases, international excise tax duty increases, international trade policies, increased regulation, class actions and/or other litigation, and competitive pricing activities. In addition, the spirits and wine industry could be impacted by further consolidation of suppliers, distributors and retailers, which also may present opportunities for our business, due to our leading brands and customer service.

Golf

Net sales increased $29.9 million, or 9%, to $372.5 million. The higher sales were driven by increased early season sell-in of new golf clubs (primarily Titleist drivers, Titleist irons and Cobra drivers), Titleist and Pinnacle golf balls, FootJoy gloves and accessories, as well as continued growth in international markets. Sales also benefited from earlier timing of shipments compared to a year ago, partly offset by unfavorable foreign exchange ($8 million).

Operating income increased $1.7 million, or 3%, to $58.4 million on higher sales, partly offset by higher raw material costs and the inclusion of stock option compensation cost beginning this year.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

Despite favorable demographics of an aging population (rounds of play increasing with age), rounds of play in the U.S. decreased from 2000 to 2003 as a result of a combination of less golf-related travel, economic conditions, lower corporate spending and weather conditions. U.S. rounds of play were flat in 2004 and 2005, and have increased in the first two months of 2006. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories. International market opportunities, especially in the Pacific Basin region, have provided and are expected to continue providing growth for the Golf business.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size and golf club shaft length, and changing the overall distance standard for golf balls. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin, moment of inertia and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball and/or club regulation, including a distance rollback of either or both. Existing rules and any new rules resulting from this research could change the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business. Although we continue to see opportunities to develop and introduce innovative golf products, equipment regulation may impact these opportunities.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund dividends, acquisitions, share repurchases, capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. Our priority for cash flow over the near term, after internal growth and dividends, is the reduction of debt that increased as a result of the Spirits and Wine acquisition. For a description of the debt, see “- Capitalization” below and Notes 12, “Long-Term Debt,” and 13, “Financial Instruments” to the Consolidated Financial Statements. For a description of the Spirits and Wine acquisition, see Note 5, “Acquisitions,” to the Consolidated Financial Statements.

Cash Flows

Net cash used by operating activities was $61.9 million for the three months ended March 31, 2006 compared with net cash used of $37.1 million for the same three-month period last year. The increase in cash used of $24.8 million was principally due to one-time Spirits and Wine acquisition-related payments (approximately $90-110 million), including a required build-up of working capital, costs for termination of certain distributor and supply contracts accrued on the opening balance sheet and operational restructuring in the acquired business. Cash flow from operations benefited from higher net income, particularly in the Home and Hardware business, and the absence of cash used by discontinued operations.

Net cash used by investing activities for the three months ended March 31, 2006 was $66.9 million, compared with $47.4 million in the same three-month period last year. The increase of $19.5 million was primarily due to Spirits and Wine acquisition-related spending this year.

Net cash provided by financing activities for the three months ended March 31, 2006 was $208.7 million, compared with $103.0 million in the same three-month period last year. The change was primarily attributable to higher debt as a result of lower cash flow from operations, primarily as a result of integration of the Spirits and Wine acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $286.1 million during the three-month period ended March 31, 2006 to $6.1 billion. The ratio of total debt to total capital increased to 59.6% at March 31, 2006 from 59.2% at December 31, 2005 primarily as a result of higher total debt as a result of Spirits and Wine acquisition-related spending (see “- Cash Flows” above).

At March 31, 2006, we had no debt and equity securities available for public sale under our universal shelf registration statement filed May 2004 following our $2.0 billion U.S. dollar debt issuance in January 2006. In early May 2006, we filed a new universal shelf registration with the Securities and Exchange Commission, which has no stated amounts.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, which matures in 2006, and includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount.

At December 31, 2005, we had a $3.0 billion bridge credit agreement. The bridge credit agreement was terminated upon issuance of new long-term debt. In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consist of $750 million of 5.125% notes due January 2011, $950 million of 5.375% notes due January 2016 and $300 million of 5.875% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion). The notes consist of €300 million of 3.5% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. See Note 12, “Long-Term Debt” for additional information on the new debt.

SBR Acquisition

On February 10, 2006, we announced an agreement to acquire SBR, Inc. (SBR), a privately held company that owns Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price is approximately $630 million and will be paid with a combination of stock and cash. We expect the stock component will be 60 to 70% of the total purchase price, contingent on the form of payments elected by SBR’s shareholders. The acquisition is expected to close in the second quarter of 2006, but no assurance can be given that it will close in accordance with the terms contemplated or at all.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends

A summary of 2006 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.36 per share	January 24, 2006	February 8, 2006	March 1, 2006

A summary of 2006 dividend activity for the Company’s $2.67 Convertible Preferred Stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6676 per share	January 24, 2006	February 8, 2006	March 10, 2006

We expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “– Forward-Looking Statements.”

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, including those resulting from our Spirits and Wine Acquired Businesses and the proposed acquisition of SBR. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “- Forward-Looking Statements.”

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our Spirits and Wine international sales and distribution joint venture, totaled approximately $76 million as of March 31, 2006. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.7 million as of March 31, 2006 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

Guarantees and Commitments (Continued)

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $41 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of March 31, 2006, we recorded a liability of $1.9 million. Refer to Note 4, “Discontinued Operations,” for additional information on the spin-off of the Office business.

In addition, as a part of the formation of the Future Brands LLC (“Future Brands”) joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At March 31, 2006, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Contractual Obligations

Following the issuance of new long-term debt in the first quarter of 2006, we terminated our bridge credit agreement. As a result, our long-term debt maturities were extended and the related interest payments changed compared to those set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, these obligations were as follows:

(in millions)	Payments Due by Period as of March 31, 2006
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$5,410.6	$300.0	$200.0	$2,313.6	$2,597.0
Interest on long-term debt	2,220.8	109.7	402.0	370.5	1,338.6

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires that compensation expense, measured as the fair value of an award at the date of grant, related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R, which requires that compensation cost be recorded for all unvested stock options over the remaining service period.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to:

•	competitive market pressures (including pricing pressures),

•	consolidation of our trade customers, particularly in the home and hardware industry,

•	successful development of new products and processes,

•	ability to secure and maintain rights to intellectual property,

•	risks pertaining to strategic acquisitions and joint ventures, including integration of the Spirits and Wine acquisition and the related confirmation or remediation of internal controls over financial reporting,

•	ability to attract and retain qualified personnel,

•	various external conditions, including general economic conditions, weather and business conditions,

•	risks associated with our global operations, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits and wines,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements may not be indicative of future conditions and results due to the recent portfolio realignment,

•	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of the Spirits and Wine Acquired Businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently Acquired Business.

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

Individual Cases

As of May 1, 2006, there were approximately 16 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Class Actions

As of May 1, 2006, there were approximately three purported smoking and health class actions pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Health Care Cost Recovery Actions

As of May 1, 2006, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Resolution of Health Care Cost Recovery Actions by State, U.S. Territories and the District of Columbia

In 1998, certain U.S. tobacco companies, including B&W, entered into a Master Settlement Agreement (the ”MSA”) with certain state attorneys general that resulted in the dismissal of all remaining health care reimbursement lawsuits brought by 52 government entities, including 46 States, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia. Although the Company is not a party to the MSA and is not bound by any of its payment obligations or other restrictions, the Company understands that it is a released party under the terms of the MSA, which provides for the release of claims not only against participating manufacturers, but also against their predecessors, successors, and past, present and future affiliates.

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

Pending Cases

There are no pending smoking and health proceedings in which the Company has been named as a defendant other than those previously reported in Exhibit 99.1 of the Annual Report on Form 10-K for the year ended December 31, 2005.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan, New York and West Virginia seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Michigan lawsuit, Alston v. Advanced Brands & Importing Co., et al., was filed March 30, 2005 in the Circuit Court for the Third Judicial Circuit, Michigan. The Company was voluntarily dismissed from the Alston matter without prejudice on April 24, 2006. The New York lawsuit, Sciocchetti v. Advanced Brands & Importing Co., et al., was filed February 16, 2005 in the Supreme Court, Albany County, New York. The Company and its Spirits and Wine business have not yet been served in the New York lawsuit. The West Virginia lawsuit, Bertovich v. Advanced Brands & Importing Co., et al., was filed February 17, 2005 in the Circuit Court of Hancock County, West Virginia, and was removed to the U.S. District Court for the Northern District of West Virginia on May 22, 2005. The Company was voluntarily dismissed from the Bertovich matter without prejudice on April 21, 2006 by the plaintiffs. The lawsuits are similar in that each alleges that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underage and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal purchase age. The Company denies that its Spirits and Wine business markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flow and financial condition of the Company.

The Company and its Spirits and Wine business were also previously named as defendants in an Ohio lawsuit, Eisenberg vs. Anheuser Busch, et al., pending in the U.S. District Court of the Northern District of Ohio. On February 6, 2006, the court granted defendants’ motion and dismissed the entire case. Plaintiffs have appealed to the United States Court of Appeals for the Sixth Circuit. The Company and its Spirits and Wine business were previously named as defendants in a Wisconsin lawsuit, Tomberlin vs. Adolph Coors Company, et al., pending in the Circuit Court, Dane County, Wisconsin. That case was dismissed by the court in its entirety on February 16, 2006.

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

Item 1A. RISK FACTORS.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

1.1	Conformed copy of the underwriting agreement, dated January 5, 2006, between Fortune Brands, Inc. and Barclays Capital Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and LaSalle Financial Services, Inc. on behalf of the several underwriters named therein in connection with the offer and sale of $750 million aggregate principal amount of the Company’s 5 1/8% Notes due 2011, $950 million aggregate principal amount of the Company’s 5 3/8% Notes due 2016, and $300 million aggregate principal amount of the Company’s 5 7/8% Notes due 2036 is incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated January 5, 2006.

2.1	Agreement and Plan of Merger, dated as of February 9, 2006, by and among Fortune Brands, Inc., Brightstar Acquisition, LLC and SBR, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 9, 2006.

2.2	Agreement and Plan of Merger, dated as of February 21, 2006, by and among Fortune Brands, Inc., Tres Acquisition Co. and Tres Investment Company is incorporated herein by reference to Exhibit 2.2 to the Company’s Amended Current Report on Form 8-K/A dated February 9, 2006.

2.3	Agreement and Plan of Merger, dated as of February 21, 2006, by and among Fortune Brands, Inc., SB Ross Acquisition Co. and S. Byrl Ross Enterprises, Inc. is incorporated herein by reference to Exhibit 2.3 to the Company’s Amended Current Report on Form 8-K/A dated February 9, 2006.

4.1	Conformed copy of the Fiscal Agency Agreement, dated February 1, 2006, between Fortune Brands, Inc. and JPMorgan Chase Bank, N.A., including exhibits thereto, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 1, 2006.

10.1	Form of Escrow and Exchange Agent Agreement by and among Fortune Brands, Inc., Brightstar Acquisition LLC and SBR, Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 dated March 29, 2006.

10.2	Long Term Incentive Plan Payment Matrix for the 2006-2008 performance period is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 27, 2006. *

10.3	Form of Notice of Performance Stock Award and Terms and Conditions for awards granted under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 27, 2006. *

10.4	Description of award performance measures under the Company’s Annual Executive Incentive Compensation Plan for 2006 is incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 27, 2006. *

10.5	Form of Voting Agreement between Fortune Brands, Inc. and certain stockholders of SBR, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2006.

10.6	Agreement dated as of January 27, 2006 between Fortune Brands, Inc. and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 2, 2006.

12.1	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: May 9, 2006	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President
and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
1.1	Conformed copy of the underwriting agreement, dated January 5, 2006, between Fortune Brands, Inc. and Barclays Capital Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and LaSalle Financial Services, Inc. on behalf of the several underwriters named therein in connection with the offer and sale of $750 million aggregate principal amount of the Company’s 5 1/8% Notes due 2011, $950 million aggregate principal amount of the Company’s 5 3/8% Notes due 2016, and $300 million aggregate principal amount of the Company’s 5 7/8% Notes due 2036 is incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated January 5, 2006.

2.1	Agreement and Plan of Merger, dated as of February 9, 2006, by and among Fortune Brands, Inc., Brightstar Acquisition, LLC and SBR, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 9, 2006.

2.2	Agreement and Plan of Merger, dated as of February 21, 2006, by and among Fortune Brands, Inc., Tres Acquisition Co. and Tres Investment Company is incorporated herein by reference to Exhibit 2.2 to the Company’s Amended Current Report on Form 8-K/A dated February 9, 2006.

2.3	Agreement and Plan of Merger, dated as of February 21, 2006, by and among Fortune Brands, Inc., SB Ross Acquisition Co. and S. Byrl Ross Enterprises, Inc. is incorporated herein by reference to Exhibit 2.3 to the Company’s Amended Current Report on Form 8-K/A dated February 9, 2006.

4.1	Conformed copy of the Fiscal Agency Agreement, dated February 1, 2006, between Fortune Brands, Inc. and JPMorgan Chase Bank, N.A., including exhibits thereto, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 1, 2006.

10.1	Form of Escrow and Exchange Agent Agreement by and among Fortune Brands, Inc., Brightstar Acquisition LLC and SBR, Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 dated March 29, 2006.

10.2	Long Term Incentive Plan Payment Matrix for the 2006-2008 performance period is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 27, 2006. *

10.3	Form of Notice of Performance Stock Award and Terms and Conditions for awards granted under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 27, 2006. *

10.4	Description of award performance measures under the Company’s Annual Executive Incentive Compensation Plan for 2006 is incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 27, 2006. *

10.5	Form of Voting Agreement between Fortune Brands, Inc. and certain stockholders of SBR, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2006.

10.6	Agreement dated as of January 27, 2006 between Fortune Brands, Inc. and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 2, 2006.

12.1	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.