Form 10-Q
period 2006-06-30
FORTUNE BRANDS INC
filed 2006-08-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at July 31, 2006 was 150,827,931.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$214.9	$ 93.6
Accounts receivable, net	1,379.8	1,115.6

Inventories
Maturing spirits and wine	1,139.7	889.3
Other raw materials, supplies and work in process	484.6	301.5
Finished products	459.4	472.3

	2,083.7	1,663.1

Other current assets	418.0	320.4

Total current assets	4,096.4	3,192.7

Property, plant and equipment, net	1,897.3	1,679.6

Goodwill resulting from business acquisitions	4,339.2	3,633.5

Other intangible assets resulting from business acquisitions, net	3,699.4	3,247.0

Investments in unconsolidated subsidiaries	88.3	1,173.9

Other assets	367.8	274.8

Total assets	$14,488.4	$13,201.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$84.4	$ 20.5
Commercial paper	722.9	616.7
Current portion of long-term debt	297.6	296.9
Accounts payable	413.1	684.9
Accrued taxes	400.2	199.9
Accrued customer programs	127.0	164.9
Accrued salaries, wages and other compensation	141.4	160.2
Accrued expenses and other liabilities	620.2	673.9

Total current liabilities	2,806.8	2,817.9

Long-term debt	5,487.2	4,889.9
Deferred income	105.7	119.2
Deferred income taxes	913.9	877.2
Other liabilities	474.6	476.9

Total liabilities	9,788.2	9,181.1

Minority interest in consolidated subsidiaries	359.4	374.8

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	6.4	6.6
Common stock, par value $3.125 per share, 229.6 shares issued	733.7	717.4
Paid-in capital	570.7	182.8
Accumulated other comprehensive income (loss)	26.3	(22.2)
Retained earnings	6,205.6	5,890.2
Treasury stock, at cost	(3,201.9)	(3,129.2)

Total stockholders’ equity	4,340.8	3,645.6

Total liabilities and stockholders’ equity	$14,488.4	$13,201.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	2006	2005
Net sales	$4,273.9	$3,300.6
Cost of products sold	2,269.0	1,796.5
Excise tax duties on spirits and wine	224.4	136.1
Advertising, selling, general and administrative expenses	1,016.9	787.5
Amortization of intangibles	19.1	16.4
Restructuring charges	4.0	—

Operating income	740.5	564.1

Interest expense	162.3	39.2
Other (income) expense, net	(20.1)	13.8

Income from continuing operations before income taxes and minority interests	598.3	511.1

Income taxes	168.3	175.7
Minority interests	8.8	9.0

Income from continuing operations	421.2	326.4

Income from discontinued operations	—	26.6

Net income	$421.2	$353.0

Earnings per common share
Basic
Continuing operations	$2.86	$2.25
Discontinued operations	—	0.18

Net earnings	$2.86	$2.43

Diluted
Continuing operations	$2.79	$2.18
Discontinued operations	—	0.17

Net earnings	$2.79	$2.35

Dividends paid per common share	$0.72	$0.66

Average number of common shares outstanding
Basic	147.1	145.1

Diluted	151.0	150.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	2006	2005
Net sales	$2,257.1	$1,782.8
Cost of products sold	1,184.4	960.0
Excise tax duties on spirits and wine	103.6	71.3
Advertising, selling, general and administrative expenses	526.5	410.8
Amortization of intangibles	9.1	8.2
Restructuring credit	(0.1)	—

Operating income	433.6	332.5

Interest expense	83.2	20.1
Other (income) expense, net	(10.1)	26.8

Income from continuing operations before income taxes and minority interests	360.5	285.6

Income taxes	108.6	97.7
Minority interests	4.1	4.1

Income from continuing operations	247.8	183.8

Income from discontinued operations	—	16.5

Net income	$247.8	$200.3

Earnings per common share
Basic
Continuing operations	$1.68	$1.26
Discontinued operations	—	0.12

Net earnings	$1.68	$1.38

Diluted
Continuing operations	$1.63	$1.22
Discontinued operations	—	0.11

Net earnings	$1.63	$1.33

Dividends paid per common share	$0.36	$0.33

Average number of common shares outstanding
Basic	147.7	145.5

Diluted	151.6	150.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(in millions)

(Unaudited)

	2006	2005
Operating activities
Net income	$421.2	$353.0
Restructuring charges	4.1	—
Depreciation and amortization	131.5	111.6
Stock-based compensation	18.7	—
Deferred income taxes	(62.1)	(2.9)
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease (increase) in accounts receivable	4.2	(123.0)
Increase in inventories	(108.9)	(29.1)
Decrease in accounts payable	(286.1)	(10.8)
(Increase) decrease in accrued expenses and other liabilities	67.6	(110.8)
Increase in accrued taxes	52.6	83.5
Tax benefit on exercise of stock options	—	18.2
Other operating activities, net	(31.1)	43.1

Net cash provided by operating activities	211.7	332.8

Investing activities
Additions to property, plant and equipment	(91.6)	(104.8)
Proceeds from the disposition of property, plant and equipment	4.2	3.7
Acquisitions, net of cash acquired	(592.2)	(9.4)
Cash paid for acquisition-related call options	—	(35.7)
Other investing activities, net	—	(1.0)

Net cash used by investing activities	(679.6)	(147.2)

Financing activities
(Decrease) increase in short-term debt and commercial paper, net	(2,132.8)	(148.7)
Issuance of long-term debt	2,939.9	—
Repayment of long-term debt	(148.9)	(0.2)
Dividends paid to stockholders	(105.8)	(96.2)
Proceeds received from exercise of stock options	16.2	54.3
Tax benefit on exercise of stock options	3.3	—
Other financing activities, net	4.0	(4.8)

Net cash provided (used) by financing activities	575.9	(195.6)

Effect of foreign exchange rate changes on cash	13.3	(2.8)

Net increase (decrease) in cash and cash equivalents	$121.3	$(12.8)

Cash and cash equivalents at beginning of period	$93.6	$164.9

Cash and cash equivalents at end of period	$214.9	$152.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7
Comprehensive income
Net income	—	—	—	—	353.0	—	353.0
Changes during the period	—	—	—	(32.6)	—	—	(32.6)

Total comprehensive income	—	—	—	(32.6)	353.0	—	320.4

Dividends ($0.66 per Common share and $1.335 per Preferred share)	—	—	—	—	(96.2)	—	(96.2)
Tax benefit on exercise of stock options	—	—	18.2	—	—	—	18.2
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.4 shares)	(0.2)	—	3.0	—	—	53.9	56.7

Balance at June 30, 2005	$6.9	$717.4	$177.0	$(26.2)	$5,704.0	$(3,149.3)	$3,429.8

Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6
Comprehensive income
Net income	—	—	—	—	421.2	—	421.2
Changes during the period	—	—	—	48.5	—	—	48.5

Total comprehensive income	—	—	—	48.5	421.2	—	469.7

Dividends ($0.72 per Common share and $1.335 per Preferred share)	—	—	—	—	(105.8)	—	(105.8)
Stock issued for SBR acquisition		16.3	365.3			(90.3)	291.3
Stock-based compensation	—	—	19.8	—	—	15.9	35.7
Tax benefit on exercise of stock options	—	—	4.3	—	—	—	4.3
Conversion of preferred stock (<0.1 shares)	(0.2)	—	(1.5)	—	—	1.7	—

Balance at June 30, 2006	$6.4	$733.7	$570.7	$26.3	$6,205.6	$(3,201.9)	$4,340.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of June 30, 2006, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. These adjustments reflect restructuring and restructuring-related charges in 2006. In addition, prior to the legal transfer of Spirits and Wine acquired brands and assets (refer to Note 5, “Acquisitions”), we consolidated variable interest entities (VIEs) where we were deemed to be the primary beneficiary. As a result, certain assets and liabilities consolidated at June 30, 2006 were not consolidated as of December 31, 2005, and certain assets or liabilities consolidated as of December 31, 2005 are no longer owned by entities consolidated as of June 30, 2006. Interim results may not be indicative of results for a full year.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were separately stated in the accompanying consolidated statement of income for the three months and six months ended June 30, 2005 as a discontinued operation. The cash flows from discontinued operations for the six months ending June 30, 2005 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments does not include this discontinued operation.

2.	Share-Based Compensation

We use stock options and performance awards to compensate key employees and stock awards to compensate outside directors. We had stock option awards outstanding under three Long-Term Incentive Plans as of June 30, 2006. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12.4 million shares of common stock (adjusted for the spin-off of ACCO World Corporation). No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based compensation expense, measured as the fair value of an award on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is supplemented by Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Prior to 2006, we applied Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation. Because we granted stock options to employees at exercise prices equal to the fair market value on the date of grants, no compensation cost was recognized for options granted in periods prior to 2006. We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R, which requires compensation cost to be recorded for all unvested stock options over the remaining service period beginning January 1, 2006.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions shown in the following table:

	Six Months Ended June 30,
	2006	2005
Current expected dividend yield	1.8%	1.5-1.6%
Expected volatility	22.6%	23.9-24.0%
Risk-free interest rate	4.7%	3.8-3.9%
Expected term	3.9 years	4.5 years

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $16.35 and $18.82, respectively. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2005 was $19.62. No stock options were granted in the three months ended June 30, 2006. FAS 123R also requires that we estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to recognizing forfeitures and the corresponding reduction in expense as they occur. Prior to January 1, 2006, for pro forma disclosure, we amortized stock option compensation cost on a three-year graded vesting schedule. Effective January 1, 2006, we elected to amortize stock option compensation cost on a straight-line basis over the vesting period.

In the six and three months ended June 30, 2006, we recognized pre-tax stock-based compensation expense for stock options of $16.4 million ($11.9 million after tax or $0.08 per diluted share) and $7.5 million ($5.5 million after tax or $0.04 per diluted share), respectively. Manufacturing- and fixed asset-related compensation costs that were capitalized were not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

If compensation cost for the stock-based compensation was determined based on the fair value of an award on the date of grant, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense over the vesting period, on a pro forma basis, net income and earnings per share would have been as follows for the six and three months ended June 30, 2005:

Six and Three Months Ended June 30, 2005

(In millions, except for per share amounts)

	Six Months	Three Months
Net income – as reported	$353.0	$200.3

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	7.1	3.3
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(22.3)	(10.8)

Pro forma net income	$337.8	$192.8

Earnings per Common share
Basic – as reported	$2.43	$1.38
Basic – pro forma	$2.33	$1.32

Diluted – as reported	$2.35	$1.33
Diluted – pro forma	$2.26	$1.29

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

The following table summarizes stock options outstanding as of June 30, 2006, as well as activity during the three and six months then ended:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	12,540,048	$55.12
Granted	182,550	78.25
Exercised (1)	(270,469)	37.71
Cancelled	(40,298)	71.33

Outstanding at March 31, 2006	12,411,831	55.79
Exercised (1)	(135,229)	42.30
Cancelled	(55,799)	73.58

Outstanding at June 30, 2006 (2)	12,220,803	$55.86
Exercisable at June 30, 2006 (3)	7,330,557	$44.38

(1)	The intrinsic value of stock options exercised in the six and three months ended June 30, 2006 was $16.3 million and $4.8 million, respectively. The source of shares issued was treasury stock.
(2)	At June 30, 2006, the weighted-average remaining contractual life of options outstanding was 6.2 years and the aggregate intrinsic value of options outstanding was $209.6 million.
(3)	At June 30, 2006, the weighted average remaining contractual life of options exercisable was 5.6 years and the aggregate intrinsic value of options exercisable was $193.8 million.

A summary of the activity for nonvested stock options as of June 30, 2006 and the activity during the three and six months ended June 30, 2006 is presented below:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	4,895,268	$15.41
Granted	182,550	16.35
Vested	(88,195)	16.68
Cancelled	(38,333)	15.35

Nonvested at March 31, 2006	4,951,290	15.43
Vested	(5,245)	14.71
Cancelled	(55,799)	15.58

Nonvested at June 30, 2006	4,890,246	$15.43

The remaining unrecognized compensation cost related to unvested awards at June 30, 2006 was approximately $31.2 million, and the weighted-average period of time over which this cost will be recognized is 1.4 years. The fair value of options that vested during the six month period ended June 30, 2006 was $1.5 million. The fair value of options that vested during the three month period ended June 30, 2006 was less than $0.1 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

We use stock awards to compensate outside directors under the 2005 Stock Plan for Outside Directors. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director’s fees paid in stock. Compensation cost is expensed at the time of the award based on the fair value of a share of Fortune Brands stock at the date of the award. In the six months ended June 30, 2006, we issued 13,150 shares with a weighted average stock price of $75.12 (pre-tax compensation cost $1.0 million). In the three months ended June 30, 2006, we issued 12,839 shares of common stock with a stock price of $75.08 (pre-tax compensation cost $1.0 million). In the second quarter of 2005, we issued 6,300 shares of common stock to outside directors with a fair value on the date of the award of $86.28 (pre-tax compensation cost $0.5 million).

Performance awards are granted to certain officers of the Company. Payout is based on achievement of targeted cumulative diluted earnings per share and average consolidated return on equity (changed to average consolidated return on invested capital, beginning with the 2006-2008 cycle). Compensation cost is amortized into expense over the three-year performance period. For awards granted prior to December 2005, performance awards could be settled in stock or cash, depending on whether an individual had satisfied the Company’s stock ownership guidelines. As a result, compensation cost was based on the stock price at each balance sheet date. Because performance awards granted after December 2005, may only be paid in stock, the fair value is based on the stock price at the date of grant.

The following table summarizes performance awards outstanding as of March 31 and June 30, 2006, as well as activity during the six months then ended:

Performance Awards
Outstanding at December 31, 2005	743,314
Granted	3,000
Issued	(214,444)
Cancelled	—

Outstanding at March 31 and June 30, 2006	531,870

Exercisable at June 30, 2006	—

The pretax compensation cost for performance awards recorded in the six months and three months ended June 30, 2006 was $4.2 million ($2.7 million net of tax) and $0.9 million ($0.6 million net of tax), respectively. The remaining unrecognized compensation cost related to unvested awards at June 30, 2006 was approximately $16.7 million and the weighted-average period of time over which this cost will be recognized is 1.7 years. Cash used to settle performance awards in the six months ended June 30, 2006 was $15.6 million. No performance awards were exercisable in the three months ended June 30, 2006. In addition to the payment of cash, we issued 13,082 shares of common stock from treasury shares.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Recently Issued Accounting Standards

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” FAS 123R replaced FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123R), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R. FAS 123R requires share-based compensation expense, measured as the fair value of an award on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. As a result, we recorded stock option compensation cost in the six and three months ended June 30, 2006 of $16.4 million pretax ($11.9 million after tax, or $0.08 per diluted share) and $7.5 million pretax ($5.5 million after tax, or $0.04 per diluted share), respectively. For the full year, we continue to expect the impact on diluted earnings per share of expensing stock options to be approximately $0.18 per share.

Accounting for Uncertainty in Income Taxes

In July, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we will determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement, where we will determine the amount of benefit to recognize in our financial statements. FIN 48 requires that, upon adoption, we record the change in net assets that results from the application of FIN 48 as an adjustment to retained earnings. FIN 48 is effective January 1, 2007. We are evaluating the impact of FIN 48 on our results of operations and financial position.

4.	Discontinued Operation

On August 16, 2005, the Company completed the spin-off of the Office business segment, ACCO World Corporation (“ACCO”), to the Company’s shareholders, and ACCO merged with General Binding Corporation creating ACCO Brands Corporation, a leading supplier of branded office products.

The statements of income for the six and three months ended June 30, 2005 were adjusted to reflect our Office business segment as a discontinued operation. The results of this discontinued operation include expenses which were paid by Fortune Brands on behalf of ACCO based on actual direct costs incurred, as well as interest expense associated with the outstanding debt of Fortune Brands that was allocated to ACCO. The allocation of debt was based on the average net assets of ACCO as a percent of the average net assets plus average consolidated debt not attributable to other operations of Fortune Brands.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Discontinued Operation (Continued)

The following table summarizes the results of the discontinued operation for the six and three months ended June 30, 2005.

(in millions)	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net sales	$562.4	$287.2

Income from discontinued operations before income taxes	$44.2	$24.1
Income taxes	17.6	7.6

Income from discontinued operations, net of income taxes	$26.6	$16.5

5.	Acquisitions

SBR, Inc.

On June 7, 2006, we completed the acquisition of SBR, Inc. (SBR), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $586.5 million (based on the price of Fortune Brands common stock at closing) and was paid with a combination of stock, cash and assumed debt. Based on this valuation, the stock component was approximately 51% of the total purchase price. We assumed $85.9 million of SBR’s debt, of which $55.4 million was paid off at closing. SBR has been included in consolidated results from the date of acquisition. The acquisition is not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.”

Spirits and Wine Brands and Assets

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Acquired Brands) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands and distribution networks in the U.K., Germany and Spain. We expect the complementary brands we acquired to significantly enhance our high-margin Spirits and Wine business and strengthen our distribution in key global markets.

In July 2005, an affiliate of the Company received tracker shares issued by Goal Acquisitions Limited (Goal), the Pernod Ricard subsidiary formed to acquire Allied Domecq PLC (Allied Domecq). The tracker shares gave the Company certain economic rights with respect to the Acquired Brands prior to the actual legal transfer to the Company. Until legal transfer of all of the Acquired Brands was completed, the Company held tracker shares. The Company also had certain rights to manage operations of the Acquired Brands that had not been legally transferred to the Company. As of January 27, 2006, substantially all of the Acquired Brands were legally transferred to Fortune Brands.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

The acquisition was structured this way as a result of our negotiations with Pernod Ricard, after considering various factors, including:

•	Our commercial desire to obtain the economic benefits associated with owning and operating the Acquired Brands as soon as possible after funding the purchase price for those assets;

•	Many former Allied Domecq subsidiaries owned assets that the Company and Pernod Ricard would separately retain, including integrated manufacturing, distribution, marketing, licensing and other operations involving multiple brands. The separation and transfer of these commingled or shared assets from Pernod Ricard to the Company involved significant reorganization of business operations and contractual arrangements for many of the companies involved. In light of this, the Company and Pernod Ricard agreed to a six-month period (ending on January 27, 2006) during which the assets and liabilities of Allied Domecq would be evaluated and specific assets then identified and legally separated between the Company and Pernod Ricard and transferred accordingly; and

•	The actual legal transfer of all the Acquired Brands required that we evaluate alternative ways to separate the Acquired Brands from those to be retained by Pernod Ricard, obtain required consents, structure, negotiate, document and complete the transfer of the Acquired Brands, all within the parameters established by our agreement with Pernod Ricard.

At the time the net assets of any particular Acquired Brand were actually transferred to the Company, the number of Goal tracker shares held by the Company was reduced in proportion to the value ascribed to the net assets transferred, using a methodology prescribed by the Company’s agreement with Pernod Ricard. Our agreement with Pernod Ricard provided that the net assets of the Acquired Brands would be legally transferred to one or more subsidiaries of Fortune Brands over a six month period that began on July 26, 2005.

The cost of the Spirits and Wine acquisition at closing was approximately $5.0 billion. This consisted of approximately £2.7 billion ($4.9 billion) paid on July 26, 2005 for the assets which were formerly owned by Allied Domecq and $135.6 million paid on September 8, 2005 for the purchase of the Larios brand directly from a Pernod Ricard subsidiary.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

The purchase price of the assets formerly owned by Allied Domecq was subject to change based on adjustments in accordance with the purchase agreement. The final purchase price is based on specified multiples of historic profit (for the fiscal year ended August 31, 2004) of the brands purchased, as well as working capital levels as of July 26, 2005 and other adjustments. The Company’s agreement with Pernod Ricard provided for an assessment by Pernod Ricard of historic profitability of the brands the Company purchased, with a subsequent review by the Company of the historic profits, and a binding determination by a third party if the Company and Pernod Ricard could not agree. We reached an agreement with Pernod Ricard on January 27, 2006 that the global consideration for the Acquired Brands would be adjusted as a result of higher actual historical profits than anticipated, estimated working capital adjustments and additional adjustments that were made to achieve economic results consistent with the parties’ intention to complete the Company’s acquisition of the Acquired Brands on a cash-free and debt-free basis. The net payment was £134.3 million (approximately $252 million). The total recorded investment for the Spirits and Wine acquisition, which included the initial payment, the purchase of Larios, supplemental brands purchased, purchase price adjustments and other settlements, as well as transactions costs, was $5.2 billion.

Until assets were legally transferred, reporting was in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46R). All assets were legally transferred as of January 2006. Since many of the Allied Domecq assets to be acquired by Fortune Brands were commingled in entities that owned assets also acquired by Pernod Ricard, in accordance with FIN 46R, our interest in the Goal subsidiaries was deemed to be a variable interest in those entities only if the fair value of the specified assets was more than half of the total fair value of the entity’s assets. Those variable interest entities for which we were the primary beneficiary, bearing the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns, were consolidated and accounted for in accordance with FIN 46R and FAS 141. We recognized minority interest for any Pernod Ricard assets at fair value. Once the Pernod Ricard assets were legally transferred, we ceased recognizing the minority interest. If the fair value of the assets acquired by Fortune Brands was less than 50% of the fair value of the entity and we were not the primary beneficiary, we accounted for the investment using the cost method.

We initially financed the Spirits and Wine acquisition with borrowings under bank credit agreements and subsequently financed it in the commercial paper market. On April 20, 2005, we executed a bridge credit agreement for up to $6.0 billion with an 18-month term from the initial drawdown. In January 2006, we issued dollar- and euro-denominated long-term debt securities of $2 billion and €800 million (approximately $1 billion) and repaid and terminated the bridge credit agreement. See Note 12, “Long-Term Debt,” for additional information on the financing of the Spirits and Wine acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

As of June 30, 2006, we recorded $1,892.4 million of goodwill, which was not tax deductible, related to the acquisition. Identifiable intangible assets as of the dates of acquisitions for the Acquired Brands were as follows:

(in millions)	Weighted Average Amortization Period	Fair Value
Finite-lived intangible assets
Tradenames	29.0 years	$131.4
Customer relationships	2 years	6.2

Total finite-lived intangible assets		$137.6

Indefinite-lived intangible assets
Tradenames		$2,366.6
Goodwill		1,892.4

Total indefinite-lived intangible assets		$4,259.0

The following table summarizes the estimated fair value of the Spirits and Wine assets acquired and liabilities assumed as of the date of each of the acquisitions:

(in millions)
Accounts receivable	$486.6
Inventories	990.8
Property, plant and equipment	580.4
Goodwill	1,892.4
Tradenames and other identifiable intangibles	2,504.2

Total assets	$6,454.4
Other current liabilities and accruals(a)	$649.2
Deferred income taxes	560.7

Total liabilities	1,209.9

Net assets acquired / Recorded investment (b)	$5,244.5

(a)	Includes a liability of $46.8 million in connection with the planned restructuring of the Acquired Brands, primarily related to workplace reduction costs and distribution termination costs.
(b)	Includes transaction fees.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions (Continued)

In accordance with FAS 141 disclosure requirements, the unaudited pro forma results for the six and three months ended June 30, 2005 are presented as if the Spirits and Wine acquisition and legal transfer of assets occurred on January 1, 2005. This information is based on historical results of operations and is adjusted for the impact of acquisition costs. Pro forma results include allocations of selling and marketing and general and administrative expenses that are not representative of expenses on an ongoing basis. In addition, pro forma results give effect only to events that are expected to have a continuing impact on the business; therefore, arrangements with Pernod Ricard of limited duration are not reflected.

Given the significant factors and adjustments impacting the pro forma disclosure, the pro forma results presented below should not be deemed to be representative of either historical results or future results had the Acquired Brands been actually transferred to Fortune Brands as of January 1, 2005.

(in millions, except per share data)	(Unaudited)
	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net sales	$3,859.9	$2,084.6
Net income	346.1	202.4
Earnings per share
Basic	$2.38	$1.39
Diluted	$2.31	$1.35

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

Southern Millwork Corporation

In May 2005, the Home and Hardware business acquired Southern Millwork Corporation, a U.S. pre-hanger of entry doors. The acquisition did not have a material impact on our consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets

We had net goodwill of $4,339.2 million as of June 30, 2006. The increase in goodwill of $705.7 million during the six months ended June 30, 2006 was primarily due to goodwill for the acquired Fortune Brands assets that were legally transferred in the first quarter of 2006 and finalization of the valuation of the Spirits and Wine acquired assets, as well as goodwill from the acquisition of SBR ($432.7 million). See Note 5, “Acquisitions.” The excess of the purchase price over the net assets acquired of SBR has been recorded as goodwill. An allocation of the purchase price has not yet been finalized, as third-party valuation of the acquired assets and tradenames is not complete. Identifiable intangibles will be disaggregated from goodwill upon completion of the third party valuation.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2005	Acquisitions	Translation Adjustments	Balance at June 30, 2006
Home and Hardware	$1,732.7	$434.0	$2.7	$2,169.4
Spirits and Wine	1,889.0	269.0	—	2,158.0
Golf	11.8	—	—	11.8

	$3,633.5	$703.0	$2.7	$4,339.2

We also had indefinite-lived intangibles, principally tradenames, of $3,069.4 million and $2,690.9 million as of June 30, 2006 and December 31, 2005, respectively. The increase of $378.6 million was due to the consolidation of Spirits and Wine Acquired Brands legally transferred after December 31, 2005 and finalization of the valuation of Spirits and Wine acquired indefinite-lives intangible assets.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $833.3 million and $203.3 million, respectively, as of June 30, 2006, compared to $738.3 million and $182.2 million, respectively, as of December 31, 2005. The gross carrying value increase was principally due to the Spirits and Wine brands legally transferred during the first quarter of 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2006 and December 31, 2005 are as follows:

(in millions)	As of June 30, 2006				As of December 31, 2005
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,143.6	$(74.2	)(1)	$3,069.4	$2,765.0	$(74.1	)(1)	$2,690.9

Amortizable intangible assets
Tradenames	481.6	(127.4)		354.2	390.1	(119.4)		270.7
Customer and contractual relationships	261.0	(58.0)		203.0	257.4	(47.5)		209.9
Patents/proprietary technology	75.4	(13.4)		62.0	75.4	(10.9)		64.5
Licenses and other	15.3	(4.5)		10.8	15.4	(4.4)		11.0

Total	833.3	(203.3)		630.0	738.3	(182.2)		556.1

Total identifiable intangibles	$3,976.9	$(277.5)		$3,699.4	$3,503.3	$(256.3)		$3,247.0

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $19.1 million and $16.4 million for the six months ended June 30, 2006 and 2005, respectively. Intangible amortization was $9.1 million and $8.2 million for the three months ended June 30, 2006 and 2005, respectively. The increase for the six and three months ended June 30, 2006 was primarily due to the Spirits and Wine Acquired Brands.

7.	Income Taxes

The reported effective income tax rate for the six months ended June 30, 2006 and 2005 was 28.1% and 34.4%, respectively. The reported effective income tax rate for the three months ended June 30, 2006 and 2005 was 30.1% and 34.2%, respectively. The decrease in the effective rate was primarily due to tax-related credits of $22.3 million recorded in the first quarter of 2006, mainly resulting from the favorable resolution of the Internal Revenue Service’s routine review of our 2002-2003 tax returns. In addition, in the second quarter of 2006 we recorded a $15.3 million tax credit resulting from the favorable resolution of routine state tax audits.

In the second quarter of 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various state tax audits.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments

In the third quarter of 2005, the Company completed the spin-off of the Office segment. Historical information on business segments was restated to exclude this discontinued operation. Refer to Note 4, “Discontinued Operation,” for additional information on this discontinued operation. In addition, the net sales and operating income for the Spirits and Wine segment for 2006 include the Spirits and Wine Acquired Brands. See Note 5, “Acquisitions” for additional information on the Spirits and Wine Acquired Brands.

Net sales and operating income for the six months ended June 30, 2006 and 2005 by segment were as follows:

	Six Months Ended June 30,
(in millions)	2006	2005	% Change vs. Prior Year
Net Sales
Home and Hardware	$2,226.2	$1,951.4	14.1%
Spirits and Wine	1,249.7	563.4	121.8
Golf	798.0	785.8	1.6

Net Sales	$4,273.9	$3,300.6	29.5%

Operating Income
Home and Hardware	$349.7	$303.8	15.1%
Spirits and Wine	285.5	147.2	94.0
Golf	140.5	149.3	(5.9)

Less:
Corporate expenses	35.2	36.2	(2.8)

Operating Income	$740.5	$564.1	31.3%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended June 30, 2006 and 2005 by segment were as follows:

	Three Months Ended June 30,
(in millions)	2006	2005	% Change vs. Prior Year
Net Sales
Home and Hardware	$1,193.8	$1,048.9	13.8%
Spirits and Wine	637.8	290.7	119.4
Golf	425.5	443.2	(4.0)

Net Sales	$2,257.1	$1,782.8	26.6%

Operating Income
Home and Hardware	$209.9	$179.3	17.1%
Spirits and Wine	157.3	78.7	99.9
Golf	82.1	92.6	(11.3)

Less:
Corporate expenses	15.7	18.1	(13.3)

Operating Income	$433.6	$332.5	30.4%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Income from continuing operations	$421.2	$326.4	$247.8	183.8
Income from discontinued operations	—	26.6	—	16.5

Net income	421.2	353.0	247.8	200.3
Less: Preferred stock dividends	0.3	0.3	0.1	0.2

Income available to common stockholders - basic	420.9	352.7	247.7	200.1
Convertible Preferred stock dividends	0.3	0.3	0.1	0.2

Income available to common stockholders – diluted	$421.2	$353.0	$247.8	200.3

Weighted average number of common shares outstanding – basic	147.1	145.1	147.7	145.5
Conversion of Convertible Preferred stock	1.4	1.4	1.4	1.4
Exercise of stock options	2.5	3.5	2.4	3.4

Weighted average number of common shares outstanding – diluted	151.0	150.0	151.5	150.3

Earnings per common share
Basic
Continuing operations	$2.86	$2.25	$1.68	$1.26
Discontinued operations	—	0.18	—	0.12

Net earnings per basic share	$2.86	$2.43	$1.68	$1.38
Diluted
Continuing operations	$2.79	$2.18	$1.63	$1.22
Discontinued operations	—	0.17	—	0.11

Net earnings per diluted share	$2.79	$2.35	$1.63	$1.33

For the six and three months ended June 30, 2006, the stock options excluded from the calculation of weighted average shares for diluted EPS, because they were antidilutive (exercise price exceeded the average stock price), were not material. For the six and three months ended June 30, 2005, there were no stock options excluded from the calculation of weighted average shares for diluted EPS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$17.4	$18.7	$2.1	$1.8
Interest cost	24.0	31.0	4.9	5.1
Expected return on plan assets	(29.1)	(39.0)	—	—
Amortization of prior service cost	1.4	1.8	(0.7)	(0.1)
Amortization of net actuarial loss	7.7	7.7	2.1	0.7

Net periodic benefit cost	$21.4	$20.2	$8.4	$7.5

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$8.7	$9.4	$1.1	$1.0
Interest cost	12.1	15.5	2.4	2.5
Expected return on plan assets	(14.6)	(19.5)	—	—
Amortization of prior service cost	0.7	0.9	(0.4)	(0.1)
Amortization of net actuarial loss	3.9	3.8	1.1	0.4

Net periodic benefit cost	$10.8	$10.1	$4.2	$3.8

The increase in expense for the six and three months ended June 30, 2006 compared to the six and three months ended June 30, 2005 primarily related to the addition of the Spirits and Wine Acquired Brands and an increase in the discount rate, partly offset by the impact of the spin-off of the Office segment.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Credit Facilities

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, which matures in 2006, and includes the option to extend the maturity for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount.

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

Based on the long-term debt facilities which support our commercial paper borrowings, we classified $1.5 billion of these borrowings as long-term on the condensed consolidated balance sheet as of June 30, 2006. This amount represents the commercial paper that the Company believes will remain outstanding for the next twelve months.

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

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At June 30, 2006, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due in 2006 which allow the agreements to be classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

In 2005, we entered into treasury rate locks with an aggregate notional value of $1.75 billion. These locks hedged the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of dollar-denominated debt associated with the Spirits and Wine acquisition. We accounted for these hedges as cash flow hedges since the treasury rate locks hedged against the variability of interest payments on future issuance of debt. On January 5, 2006, we terminated the treasury rate locks when we issued the U.S. dollar-denominated long-term debt. We recorded a $2.6 million pre-tax net gain on the rate locks in accumulated other comprehensive income. We amortize the gain into earnings over the maturities of the corresponding debt as an adjustment to interest expense corresponding with the recognition of interest expense related to the new U.S. dollar-denominated debt. For more information on the new long-term debt, see Note 12, “Long-Term Debt.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments (Continued)

In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of €800 million. We classified these interest rate swaps as cash flow hedges since the swaps hedged against fluctuations in interest rates relating to anticipated issuances of euro-denominated debt associated with the Spirits and Wine acquisition. We terminated these swap agreements on January 27, 2006 when we issued the new euro-denominated long-term debt. We recorded a $0.6 million pre-tax gain on the swaps in accumulated other comprehensive income. We amortize the gain into earnings over the maturities of the corresponding debt as an adjustment to interest expense corresponding with the recognition of interest expense on the new euro-denominated debt. For more information on the new long-term debt, see Note 12, “Long-Term Debt.”

In order to hedge our net investment position in the subsidiaries of the Acquired Brands which have euro-denominated operations, in January 2006, we issued long-term debt in the amount of €800 million (approximately $1 billion). We designated this foreign currency debt as a net investment hedge.

14.	Guarantees and Commitments

As of June 30, 2006, we had third-party guarantees totaling approximately $80 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.7 million existed as of June 30, 2006 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $44 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of June 30, 2006, we recorded a liability of $1.7 million. Refer to Note 4, “Discontinued Operation,” for additional information on the spin-off of the Office business.

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

15.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the six and three months ended June 30, 2006 and 2005:

(in millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Balance at the beginning of the period	$(13.0)	$(16.1)	$(13.7)	$(16.9)
Provision for warranties issued	(20.7)	(16.5)	(10.8)	(8.0)
Acquisitions	(1.2)	—	(1.2)	—
Settlements made (in cash or in kind)	19.1	16.0	9.9	8.3

Balance at the end of the period	$(15.8)	$(16.6)	$(15.8)	$(16.6)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Restructuring-Related Charges

Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for six and three months ended June 30, 2006 were:

(in millions)	Six Months Ended June 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	SG&A
Home and Hardware	$4.1	$4.7	$0.4	$9.2
Spirits and Wine	(0.1)	—	3.1	3.0

	$4.0	$4.7	$3.5	$12.2

(in millions)	Three Months Ended June 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	SG&A
Home and Hardware	$—	$—	$0.4	$0.4
Spirits and Wine	(0.1)	—	1.3	1.2

	$(0.1)	$—	$1.7	$1.6

Home and Hardware charges related to supply-chain initiatives and impaired asset write-downs. Spirits and Wine charges related to the integration of the Spirits and Wine acquisition.

The Company did not record any restructuring or restructuring-related charges in the six months ended June 30, 2005.

Reconciliation of Restructuring Liability

The restructuring liability as June 30, 2006 and December 31, 2005 was not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks and interest rate swaps related to the Spirits and Wine acquisition and net minimum pension liability adjustments. Included in the foreign currency adjustments balance at June 30, 2006 were deferred gains of $1.2 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the six months ended June 30, 2006 and 2005 was $469.7 million and $320.4 million, respectively. Total comprehensive income for the three months ended June 30, 2006 and 2005 was $301.4 million and $167.0 million, respectively.

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in a purported class action lawsuit in Michigan seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was voluntarily dismissed without prejudice from this matter and the Court later dismissed with prejudice all claims against the remaining defendants, including the Spirits and Wine business. Plaintiffs have appealed this dismissal to the United States Court of Appeals for the Sixth Circuit. The Spirits and Wine business, and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in a purported class action lawsuit in West Virginia seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was previously dismissed as a defendant from this matter. The Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in New York seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was previously named as a defendant but was voluntarily dismissed without prejudice prior to being served with the complaint. Although named as a defendant, the Spirits and Wine business has not yet been served in this New York lawsuit. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. The Company denies these allegations. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against all of these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Pending Litigation (Continued)

Other Litigation (Continued)

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

20.	Subsequent Events

On July 1, 2006, V&S Vin & Sprit AB contributed $153 million to maintain a 10% interest in the Spirits and Wine business. Fortune Brands continues to own 90% of the capital stock of the business.

On July 21, 2006, we announced that Beam Global Spirits & Wine signed definitive agreements with Symington Family Estates of Portugal (Symington) for the production of port wines and brandies currently made by Cockburn Smithes & Cia, S.A. (Cockburn), a unit of Beam Global. Symington acquired all of the business’s production assets, including stocks and vineyards. Symington will produce Cockburn’s ports and CR&F brandies under contract for Beam Global. Beam Global will retain ownership and control of the Cockburn’s and CR&F brands, and will continue to realize the economic benefits from the global sales of these brands. The terms of the agreement are not material.

Item 2.	FORTUNE BRANDS, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware, spirits and wine, and golf products. We enhance shareholder value by profitably building our leading consumer brands to drive sales and earnings, as well as to generate cash. We do this by developing innovative new products and effective marketing campaigns, growing our customer relationships and expanding into new markets. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, while our near term priority for the use of our free cash flow is reduction of debt, we enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

In 2005, we sharpened our focus as a high-performance consumer brands company. In August 2005, we completed the spin-off of the Office products business. In addition, in July 2005, we acquired more than 25 spirits and wine brands as well as distribution assets from Pernod Ricard S.A., enhancing our Spirits and Wine business and strengthening our distribution capabilities in key global markets. While we had the economic benefit of the acquired assets, which we refer to as the Spirits and Wine Acquired Brands, as of the closing of the acquisition, we substantially completed the final legal transfer of assets on January 27, 2006. As a result of this acquisition, in January 2006, we refinanced a portion of the short-term debt utilized for the acquisition and issued both dollar- and euro-denominated long-term debt in the amounts of $2 billion and €800 million (approximately $1 billion). In June, 2006, we acquired SBR, Inc. (SBR), a leading vinyl-framed window brand in North America, and its other related businesses for approximately $586.5 million (based on the price of Fortune Brands common stock at closing). Based on this valuation, the stock component was approximately 51% of the total purchase price. Refer to Notes 5, “Acquisitions,” and 12, “Long-Term Debt,” to the Consolidated Financial Statements.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “- Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

	Net Sales
(in millions)	2006	2005	% Change vs. Prior Year
Home and Hardware	$2,226.2	$1,951.4	14.1%
Spirits and Wine	1,249.7	563.4	121.8
Golf	798.0	785.8	1.6

Net Sales	$4,273.9	$3,300.6	29.5%

	Operating Income
	2006	2005	% Change vs. Prior Year
Home and Hardware	$349.7	$303.8	15.1%
Spirits and Wine	285.5	147.2	94.0
Golf	140.5	149.3	(5.9)
Less:
Corporate expenses	35.2	36.2	(2.8)

Operating Income	$740.5	$564.1	31.3%

Fortune Brands achieved a 29% increase in net sales, a 31% increase in operating income and a 19% increase in net income.

The sales increase was driven by:

•	the addition and growth of the acquired Spirits and Wine brands and the benefit of the SBR acquisition and

•	organic sales growth and share gains, including new products and expansion into new markets.

Net income benefited from:

•	strong sales growth,

•	the Spirits and Wine acquisition,

•	productivity improvements and

•	higher tax-related credits this year principally associated with the favorable resolution of federal and state tax returns,

partly offset by:

•	higher restructuring and restructuring-related charges this year for supply-chain initiatives in Home and Hardware and the integration of the Spirits and Wine acquisition and

•	the impact of adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R), on January 1, 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $973.3 million, or 29%, to $4.3 billion. Sales benefited from:

•	the addition of net sales from acquisitions not in prior year ($617 million, predominantly from the Spirits and Wine acquisition, as well as SBR) and growth in the total Spirits and Wine business, including year-over-year sales growth in the acquired brands,

•	newly introduced products and line extensions across all businesses ($272 million in total),

•	expanding customer relationships, particularly in the cabinet and entry door businesses, as well as brand extensions into adjacent markets and

•	price increases, particularly commodity and energy cost-related increases in the Home and Hardware business.

The increase in net sales was partly offset by lower golf club sales.

Cost of products sold

Cost of products sold increased $472.5 million, or 26%, on the impact of acquisitions, higher net sales and approximately $20 million of increased commodity and energy costs, partially offset by productivity improvements.

Excise tax duties on spirits and wine

Excise tax duties on spirits and wine increased as a percentage of sales by 113 basis points due to a higher percentage of Spirits and Wine sales in total Fortune Brands sales, and because several of the acquired Spirits and Wine brands have significant sales in markets that require payment of duties. International spirits and wine-related excise tax duties are recorded in sales when the Company is the distributor. Excise tax duties are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise tax duties collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $229.4 million, or 29%, primarily as a result of the impact of acquisitions, increased advertising for new product introductions and higher brand investment expenses across all companies, as well as the impact of adoption of FAS 123R on share-based compensation ($15 million).

Amortization of intangibles

Amortization of intangibles increased $2.7 million to $19.1 million, primarily due to amortization of intangible assets associated with the Spirits and Wine Acquired Brands.

Restructuring charges

For the six months ended June 30, 2006, we recorded restructuring charges of $4.0 million principally related to supply-chain initiatives in the Home and Hardware business. In the six months ended June 30, 2005, we did not record any restructuring charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $123.1 million to $162.3 million primarily as a result of higher debt associated with the Spirits and Wine Acquired Brands and an increase in commercial paper rates.

Other (income) expense, net

Other (income) expense, net increased $33.9 million to net income of $20.1 million primarily as a result of the absence of last year’s currency hedge costs related to the Spirits and Wine acquisition ($33.5 million). Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. distribution joint venture), interest income and foreign currency adjustments related to short-term intercompany positions.

Income taxes

Income taxes decreased $7.4 million, or 4.2%, to $168.3 million. The reported effective income tax rate for the six months ended June 30, 2006 and 2005 was 28.1% and 34.4%, respectively. The decrease in the effective rate primarily resulted from tax-related credits of $22.3 million recorded in the first quarter this year mainly resulting from the favorable conclusion of the Internal Revenue Service’s routine review of our 2002-2003 tax returns. In addition, in the second quarter of 2006 we recorded a $15.3 million tax credit resulting from the favorable resolution of routine state tax audits. In the second quarter of 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various state tax audits.

Net income

Net income was $421.2 million, or $2.86 per basic share and $2.79 per diluted share, for the six months ended June 30, 2006. This compared to net income of $353.0 million, or $2.43 basic and $2.35 diluted per share, for the six months ended June 30, 2005.

Income from continuing operations was $421.2 million, or $2.86 per basic share and $2.79 per diluted share, for the six months ended June 30, 2006. This compared to $326.4 million, or $2.25 basic and $2.18 diluted per share, for the same period last year. The 29% ($94.8 million) increase in income from continuing operations was primarily due to organic sales growth, the benefit of the Spirits and Wine acquisition and higher tax-related credits ($38.2 million), partly offset by restructuring and restructuring-related charges in the current year ($7.7 million) and the impact of adoption of FAS 123R expensing of stock option compensation cost ($11.9 million). In the year ago quarter, income from discontinued operations was $26.6 million, or $0.18 per basic share and $0.17 per diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $274.8 million, or 14%, to $2,226.2 million. The increase was primarily attributable to continued broad-based growth across product categories and share gains, especially in cabinets, faucets and exterior doors, as well as the benefit of acquisitions ($58 million not in our prior year net sales). Sales also benefited from new products and line extensions ($155 million in total, particularly in faucets), expanding customer relationships, expansion into adjacent categories (e.g. bath accessories, patio doors and Master Lock automotive towing accessories), growth in international markets and favorable foreign exchange ($15 million). In addition, sales benefited from commodity and energy cost-related price increases.

Operating income increased $45.9 million, or 15%, to $349.7 million. Operating income benefited from the strong sales growth, productivity improvements and the impact of acquisitions, as well as reversal of a legal reserve (approximately $7 million). These benefits were partially offset by higher commodity and energy costs (totaling approximately $15 million), restructuring and restructuring-related charges ($9.1 million) and the inclusion of stock option compensation cost beginning this year.

Although the U.S. housing market is moderating, we are confident that we are well positioned to continue growing faster than the market due to our sustained share gains, successful expansion of brands into new markets and a strong presence in the replace-and-remodel segment of the housing market. In addition, results will benefit from the SBR acquisition.

Our Home and Hardware business may be impacted by U.S. economic conditions, including the level of new construction and sales of existing homes, and their potential impact on the U.S. housing market. Our business may also be affected by increases in the costs of certain commodities, including higher fuel-related costs, although these higher costs have been, and we believe will continue to be, offset by productivity initiatives and select price increases.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits and Wine

Net sales increased $686.3 million, or 122%, to $1,249.7 million principally due to the addition of net sales from the acquired brands not in the prior year ($560 million) as well as year-over-year sales growth in the combined business. Sales were also impacted by unfavorable foreign exchange ($5 million).

Operating income increased $138.3 million, or 94%, to $285.5 million on the benefit of higher sales, partly offset by restructuring and restructuring-related charges due to integration of the Spirits and Wine acquisition ($3.0 million) and the inclusion of stock option compensation cost beginning this year. Operating income margin for the first six months of 2006 was unfavorably impacted by approximately $65 million recorded as revenues that generated no operating income. The revenues primarily related to a cost-only transitional bottling agreement with Pernod Ricard.

Factors that could adversely affect results include the possibility of U.S. federal excise and state tax increases, international excise tax duty increases, increased regulation, class actions and/or other litigation, competitive pricing activities and potential changes in distribution.

Golf

Net sales increased $12.2 million, or 2%, to $798.0 million. Higher sales benefited from increased sales of Titleist and Pinnacle golf balls, and FootJoy gloves and accessories, including share gains in key segments of the market, as well as continued growth in international markets. These gains were partly offset by lower sales of golf clubs largely due the timing of new product introductions, as well as unfavorable foreign exchange ($8 million).

Operating income decreased $8.8 million, or 6%, to $140.5 million primarily due to higher commodity and energy costs (approximately $5 million), the inclusion of stock option compensation cost beginning this year, higher worldwide brand investment and unfavorable foreign exchange.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

We expect the golf industry to benefit from favorable long-term demographic trends, including the impact on rounds of golf played by an aging population (rounds of play increasing with age). In the near term, participation levels are impacted by factors including weather, economic conditions, golf-related travel and corporate spending. U.S. rounds of play were flat in 2004 and 2005 and increased in the first 5 months of 2006. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories. International market opportunities, especially in the Pacific Basin region, have provided and are expected to continue providing growth for the Golf business.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

	Net Sales
(in millions)	2006	2005	% Change vs. Prior Year
Home and Hardware	$1,193.8	$1,048.9	13.8%
Spirits and Wine	637.8	290.7	119.4
Golf	425.5	443.2	(4.0)

Net Sales	$2,257.1	$1,782.8	26.6%

	Operating Income
	2006	2005	% Change vs. Prior Year
Home and Hardware	$209.9	$179.3	17.1%
Spirits and Wine	157.3	78.7	99.9
Golf	82.1	92.6	(11.3)
Less:
Corporate expenses	15.7	18.1	(13.3)

Operating Income	$433.6	$332.5	30.4%

Fortune Brands achieved a 27% increase in net sales, a 30% increase in operating income and a 24% increase in net income.

The sales increase was primarily driven by:

•	the addition and growth of the acquired Spirits and Wine brands, as well as a partial month of the SBR acquisition and

•	organic sales growth and share gains, including new products and expansion into new markets.

Net income benefited from:

•	strong sales growth,

•	the Spirits and Wine acquisition,

•	productivity improvements and

•	favorable resolution of state tax audits.

partly offset by:

•	higher restructuring and restructuring-related charges this year primarily related to the integration of the Spirits and Wine acquisition and

•	the impact of adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R), on January 1, 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $474.3 million, or 27%, to $2.3 billion. Sales benefited from:

•	the addition of net sales from acquisitions not in the prior year ($350 million, predominantly from the Spirits and Wine acquisition, as well as SBR) and growth in the total Spirits and Wine business,

•	newly introduced products and line extensions across all businesses ($122 million in total),

•	expanding customer relationships, particularly in the cabinet and entry door businesses, as well as brand extensions into adjacent markets,

•	price increases, particularly commodity and energy cost-related increases in the Home and Hardware business and

•	favorable foreign exchange ($9 million).

The increase in net sales was partly offset by lower golf club sales due to the timing of new product introductions.

Cost of products sold

Cost of products sold increased $224.4 million, or 23%, primarily on the impact of the Spirits & Wine and SBR acquisitions, higher net sales and approximately $10-15 million of increased commodity and energy costs, partially offset by productivity improvements.

Excise tax duties on spirits and wine

Excise tax duties on spirits and wine increased as a percentage of sales by approximately 60 basis points due to a higher percentage of Spirits and Wine sales in total Fortune Brands sales, and because several of the acquired Spirits and Wine brands have significant sales in markets that require payment of duties. International spirits and wine-related excise tax duties are recorded in sales when the Company is the distributor. Excise tax duties are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise tax duties collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $115.7 million, or 28%, primarily as a result of the Spirits and Wine acquisition. In addition, increases were due to higher sales, increased advertising for new product introductions and higher brand investment expenses across all companies, as well as the impact of adoption of FAS 123R on share-based compensation ($8 million).

Amortization of intangibles

Amortization of intangibles increased $0.9 million to $9.1 million, primarily due to amortization of intangible assets associated with the Spirits and Wine Acquired Brands.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $63.1 million to $83.2 million as a result of higher debt associated with the Spirits and Wine Acquired Brands and an increase in commercial paper rates.

Other (income) expense, net

Other (income) expense, net increased $36.9 million to net income of $10.1 million primarily as a result of absence of last year’s currency hedges costs related to the Spirits and Wine acquisition ($33.5 million). Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. distribution joint venture), interest income and foreign currency adjustments related to short-term intercompany positions.

Income taxes

Income taxes decreased $10.9 million, or 11% to $108.6 million. The reported effective income tax rate for the three months ended June 30, 2006 and 2005 was 30.1% and 34.2%, respectively. The decrease in the effective rate primarily resulted from favorable resolution of state tax audits ($15.3 million).

Net income

Net income was $247.8 million, or $1.68 per basic share and $1.63 per diluted share, for the three months ended June 30, 2006. This compared to net income of $200.3 million, or $1.38 basic and $1.33 diluted per share, for the three months ended June 30, 2005.

Income from continuing operations was $247.8 million, or $1.68 per basic share and $1.63 per diluted share, for the six months ended June 30, 2006. This compared to $183.8 million, or $1.26 basic and $1.22 diluted per share, for the same period last year. The 35% ($64.0 million) increase in income from continuing operations was primarily due to organic sales growth and the benefit of the Spirits and Wine acquisition and favorable resolution of state tax audits ($15.3 million), partly offset by the impact of adoption of FAS 123R expensing of stock option compensation cost ($5.5 million). In the year ago quarter, income from discontinued operations was $16.5 million or $0.12 per basic share and $0.11 per diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $144.9 million, or 14%, to $1,193.8 million. The increase was primarily attributable to continued broad-based growth across product categories and share gains, especially in cabinets, faucets and exterior doors, as well as the benefit of acquisitions ($48 million not in our prior year net sales). Sales also benefited from new products and line extensions ($69 million in total, particularly in faucets), expanding customer relationships, expansion into adjacent categories (e.g. bath accessories, patio doors and Master Lock automotive towing accessories), growth in international markets, the impact of commodity and energy cost-related price increases and favorable foreign exchange ($12 million).

Operating income increased $30.6 million, or 17%, to $209.9 million. Operating income benefited from the strong sales growth, productivity improvements and reversal of a legal reserve (approximately $7 million), partially offset by higher commodity and energy costs (totaling approximately $10 million), as well as the inclusion of stock option compensation cost beginning this year.

Spirits and Wine

Net sales increased $347.1 million, or 119%, to $637.8 million principally due to the addition of net sales from acquisitions not in prior year ($302 million) as well as year-over-year sales growth in the combined business. Unfavorable foreign exchange ($5 million) also impacted net sales.

Operating income increased $78.6 million, or 100%, to $157.3 million on the benefit of higher sales, partly offset by restructuring-related charges due to integration of the Spirits and Wine acquisition ($1.2 million) and the inclusion of stock option compensation cost beginning this year. Operating income margin for the second quarter of 2006 was unfavorably impacted by approximately $15 million recorded as revenues that generated no operating income. The revenues primarily related to a cost-only transitional bottling agreement with Pernod Ricard.

Golf

Net sales decreased $17.7 million, or 4%, to $425.5 million. The sales decrease was largely due to timing of the introduction of new golf club products. Net sales benefited from increased sales of Titleist and Pinnacle golf balls, and FootJoy gloves and accessories, as well as continued growth in international markets.

Operating income decreased $10.5 million, or 11%, to $82.1 million primarily due to higher commodity costs, the inclusion of stock option compensation cost beginning this year, higher worldwide brand investment and unfavorable foreign exchange.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund dividends, acquisitions, share repurchases, capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. Our priority for cash flow over the near term, after internal growth and dividends, is the reduction of debt that increased as a result of the Spirits and Wine acquisition. For a description of the debt, see “- Capitalization” below and Notes 12, “Long-Term Debt,” and 13, “Financial Instruments,” to the Consolidated Financial Statements. For a description of the Spirits and Wine acquisition, see Note 5, “Acquisitions,” to the Consolidated Financial Statements.

Cash Flows

Net cash provided by operating activities was $211.7 million for the six months ended June 30, 2006 compared with net cash provided of $332.8 million for the same six-month period last year. The decrease in cash provided of $121.1 million was principally due to Spirits and Wine acquisition-related use of cash (approximately $105 million), including a build-up of working capital, costs for termination of certain distributor and supply contracts accrued on the opening balance sheet and operational restructuring in the acquired business. Cash flow from operations benefited from higher net income in the Home and Hardware business.

Net cash used by investing activities for the six months ended June 30, 2006 was $679.6 million, compared with $147.2 million in the same six-month period last year. The increase of $532.4 million was primarily due to payments related to the Spirits and Wine acquisition ($321.5 million) and the SBR acquisition ($270.7 million).

Net cash provided by financing activities for the six months ended June 30, 2006 was $575.9 million, compared with cash used $195.6 million in the same six-month period last year. The change of $771.5 million was primarily attributable to higher debt as a result of the cash cost of acquisitions and Spirits and Wine acquisition-related spending.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $768.1 million during the six-month period ended June 30, 2006 to $6.6 billion. The ratio of total debt to total capital decreased to 58.4% at June 30, 2006 from 59.2% at December 31, 2005, primarily due to higher total debt as a result of payments related to the Spirits and Wine acquisition and the SBR acquisition (see “- Cash Flows” above).

In May 2006, we filed a new universal shelf registration with the Securities and Exchange Commission, which has no stated amounts.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, which matures in 2006, and includes the option to extend the maturity for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount.

At December 31, 2005, we had a $3.0 billion bridge credit agreement. The bridge credit agreement was terminated upon issuance of new long-term debt. In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consist of $750 million of 5.125% notes due January 2011, $950 million of 5.375% notes due January 2016 and $300 million of 5.875% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion). The notes consist of €300 million of 3.5% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. See Note 12, “Long-Term Debt,” for additional information on the new debt.

SBR Acquisition

On June 7, 2006, we closed on the acquisition of SBR, Inc. (SBR), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $586.5 million (based on the price of Fortune Brands common stock at closing) and was paid with a combination of stock, cash and assumed debt. Based on this valuation, the stock component was approximately 51% of the total purchase price. We assumed $85.9 million of SBR’s debt of which $55.4 million was paid off at closing.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends

On July 25, 2006, we increased our quarterly dividend on common stock by 8% from $0.36 per share to $0.39 per share. A summary of 2006 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.36 per share	January 24, 2006	February 8, 2006	March 1, 2006
$0.36 per share	April 25, 2006	May 10, 2006	June 1, 2006
$0.39 per share	July 25, 2006	August 9, 2006	September 1, 2006

A summary of 2006 dividend activity for the Company’s $2.67 Convertible Preferred Stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 24, 2006	February 8, 2006	March 10, 2006
$0.6675 per share	April 25, 2006	May 10, 2006	June 10, 2006
$0.6675 per share	July 25, 2006	August 9, 2006	September 10, 2006

We expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “– Forward-Looking Statements.”

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, including those resulting from our Spirits and Wine Acquired Brands and the acquisition of SBR. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “- Forward-Looking Statements.”

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our Spirits and Wine international sales and distribution joint venture, totaled approximately $80 million as of June 30, 2006. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.7 million as of June 30, 2006 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments (Continued)

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $44 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of June 30, 2006, we recorded a liability of $1.7 million. Refer to Note 4, “Discontinued Operation,” for additional information on the spin-off of the Office business.

In addition, as a part of the formation of the Future Brands LLC (“Future Brands”) joint venture with V&S Vin & Sprit AB, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At June 30, 2006, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Contractual Obligations

Following the issuance of new long-term debt in the first quarter of 2006, we terminated our bridge credit agreement. As a result, our long-term debt maturities were extended and the related interest payments changed compared to those set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, these obligations, and those related to the acquisition of SBR, were as follows:

(in millions)	Payments Due by Period as of June 30, 2006
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$5,786.8	$299.7	$581.5	$2,265.0	$2,640.6
Interest on long-term debt	2,632.1	285.8	559.0	486.6	1,300.7

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

We have not made any payments related to indemnity obligations that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that potential payments we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for 2006 or in subsequent periods.

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

Accounting for Uncertainty in Income Taxes

In July, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we will determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement, where we will determine the amount of benefit to recognize in our financial statements. FIN 48 requires that, upon adoption, we record the change in net assets that results from the application of FIN 48 as an adjustment to retained earnings. FIN 48 is effective January 1, 2007. We are evaluating the impact of FIN 48 on our results of operations and financial position.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to:

•	competitive market pressures (including pricing pressures),

•	consolidation of trade customers,

•	successful development of new products and processes,

•	ability to secure and maintain rights to intellectual property,

•	risks pertaining to strategic acquisitions and joint ventures, including integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

•	ability to attract and retain qualified personnel,

•	various external conditions, including general economic conditions, weather and business conditions,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits and wines,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

•	any possible downgrades of the Company’s credit ratings,

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquisitions and, if necessary, will make appropriate changes as we incorporate our controls and procedures into recent acquisitions.

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

Individual Cases

As of August 1, 2006, there were approximately 15 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number of cases decreased from the 16 cases reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Class Actions

As of August 1, 2006, there were approximately two purported smoking and health class actions pending in which the Company has been named as one of the defendants. This number of cases decreased from the three cases reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Health Care Cost Recovery Actions

As of August 1, 2006, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et. al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs. The Company is not a party to the Engle litigation.

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

Terminated Cases

For a list of terminated cases, see Exhibit 99.1 to this quarterly report on Form 10-Q

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan, New York and West Virginia seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Michigan lawsuit, Alston v. Advanced Brands & Importing Co., et al., was filed March 30, 2005 in the Circuit Court for the Third Judicial Circuit, Michigan. The Company was voluntarily dismissed from the Alston matter without prejudice on April 24, 2006. The remaining defendants were dismissed by the Court on May 1, 2006. Plaintiffs have appealed to the United States Court of Appeals for the Sixth Circuit. The New York lawsuit, Sciocchetti v. Advanced Brands & Importing Co., et al., was filed February 16, 2005 in the Supreme Court, Albany County, New York, but on April 20, 2005, the Company was voluntarily dismissed without prejudice. The Company and its Spirits and Wine business have not yet been served in the New York lawsuit. The West Virginia lawsuit, Bertovich v. Advanced Brands & Importing Co., et al., was filed February 17, 2005 in the Circuit Court of Hancock County, West Virginia, and was removed to the U.S. District Court for the Northern District of West Virginia on May 22, 2005. The Company was voluntarily dismissed from the Bertovich matter without prejudice on April 21, 2006 by the plaintiffs. The lawsuits are similar in that each alleges that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underage and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal purchase age. The Company denies that its Spirits and Wine business markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flow and financial condition of the Company.

The Company and its Spirits and Wine business were also previously named as defendants in an Ohio lawsuit, Eisenberg vs. Anheuser Busch, et al., pending in the U.S. District Court of the Northern District of Ohio. On February 6, 2006, the court granted defendants’ motion and dismissed the entire case. Plaintiffs have appealed to the United States Court of Appeals for the Sixth Circuit. The Company and its Spirits and Wine business were previously named as defendants in a Wisconsin lawsuit, Tomberlin vs. Adolph Coors Company, et al., pending in the Circuit Court, Dane County, Wisconsin. That case was dismissed by the court in its entirety on February 16, 2006. Plaintiffs have appealed to the Wisconsin Court of Appeals, Fourth District.

Reference is made to Note 18, “Pending Litigation,” in the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on April 25, 2006.

(b)	Registrant’s Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class II directors, Dr. Patricia O. Ewers, Mr. Eugene A. Renna, and Mr. David M. Thomas were duly elected at the 2006 Annual Meeting for a term of office expiring at the 2009 Annual Meeting. The terms of office of the Class III directors, Mrs. Anne M. Tatlock, Mr. Norman H. Wesley, and Mr. Peter M. Wilson, and the terms of office of the Class I directors, Mr. Pierre E. Leroy, Mr. Gordon R. Lohman, Mr. A. D. David Mackay, and Mr. J. Christopher Reyes, continued after the 2006 Annual Meeting.

(c)	(i) The three nominees for Class II directors were elected by a plurality of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Dr. Ewers: 123,880,393 votes for and 3,249,133 votes withheld; (B) Mr. Renna: 125,546,354 votes for and 1,583,172 votes withheld; (C) Mr. Thomas: 122,311,485 votes for and 4,818,041 votes withheld.

(ii) A proposal (designated Item 2 and set forth in Company’s Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2006, was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 123,867,150 shares voted for the proposal, 2,346,255 shares voted against the proposal and 909,205 shares abstained.

(iii) A stockholder proposal (designated Item 3 and set forth in Company’s Proxy Statement), to adopt and implement the annual election of each director was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 67,953,567 shares voted for the proposal; 33,771,784 shares voted against the proposal and 1,735,685 shares abstained.

(iv) A stockholder proposal (designated Item 4 and set forth in Company’s Proxy Statement), to establish a pay-for-superior-performance standard in the Company’s executive compensation plan for senior executives by adopting specific principles, which were set forth in the Proxy Statement, was rejected by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 35,969,725 shares voted for the proposal; 65,495,094 shares voted against the proposal and 2,035,992 shares abstained.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

10.1	Escrow and Exchange Agent Agreement dated as of June 7, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition LLC, SBR, Inc., The Bank of New York, as escrow agent, and Samuel B. Ross, II, as Holders Representative.

12.1	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	List of Terminated Tobacco Cases

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: August 8, 2006	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

10.1	Escrow and Exchange Agent Agreement dated as of June 7, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition LLC, SBR, Inc., The Bank of New York, as escrow agent, and Samuel B. Ross, II, as Holders Representative.

12.1	Statement re computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	List of Terminated Tobacco Cases