Form 10-Q
period 2006-09-30
FORTUNE BRANDS INC
filed 2006-11-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at October 31, 2006 was 151,384,377.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$218.5	$93.6
Accounts receivable, net	1,267.4	1,115.6

Inventories
Maturing spirits and wine	1,105.9	889.3
Other raw materials, supplies and work in process	434.5	301.5
Finished products	570.9	472.3

	2,111.3	1,663.1

Other current assets	382.0	320.4

Total current assets	3,979.2	3,192.7

Property, plant and equipment, net	1,926.1	1,679.6

Goodwill resulting from business acquisitions	4,187.4	3,633.5

Other intangible assets resulting from business acquisitions, net	4,063.8	3,247.0

Investments in unconsolidated subsidiaries	80.7	1,173.9

Other assets	318.3	274.8

Total assets	$14,555.5	$13,201.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$17.3	$20.5
Commercial paper	749.7	616.7
Current portion of long-term debt	301.0	296.9
Accounts payable	422.9	684.9
Accrued taxes	402.1	199.9
Accrued customer programs	158.2	164.9
Accrued salaries, wages and other compensation	162.7	160.2
Accrued expenses and other liabilities	699.9	673.9

Total current liabilities	2,913.8	2,817.9

Long-term debt	5,037.8	4,889.9
Deferred income	99.0	119.2
Deferred income taxes	1,013.4	877.2
Other liabilities	504.9	476.9

Total liabilities	9,568.9	9,181.1

Minority interest in consolidated subsidiaries	561.4	374.8

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	6.3	6.6
Common stock, par value $3.125 per share, 229.6 shares issued	734.0	717.4
Paid-in capital	590.6	182.8
Accumulated other comprehensive income (loss)	44.8	(22.2)
Retained earnings	6,238.9	5,890.2
Treasury stock, at cost	(3,189.4)	(3,129.2)

Total stockholders’ equity	$4,425.2	3,645.6

Total liabilities and stockholders’ equity	$14,555.5	$13,201.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	2006	2005
Net sales	$6,492.4	$5,102.2

Cost of products sold	3,468.4	2,782.8
Excise tax duties on spirits and wine	336.0	222.0
Advertising, selling, general and administrative expenses	1,530.6	1,213.8
Amortization of intangibles	31.5	25.0
Restructuring charges	5.9	—

Operating income	1,120.0	858.6

Interest expense	247.9	91.3
Other (income) expense, net	(29.9)	87.3

Income from continuing operations before income taxes and minority interests	902.0	680.0

Income taxes	267.3	262.0
Minority interests	62.2	12.3

Income from continuing operations	572.5	405.7

Income from discontinued operations	—	39.5

Net income	$572.5	$445.2

Earnings per common share
Basic
Continuing operations	$3.86	$2.79
Discontinued operations	—	0.27

Net earnings	$3.86	$3.06

Diluted
Continuing operations	$3.76	$2.70
Discontinued operations	—	0.26

Net earnings	$3.76	$2.96

Dividends paid per common share	$1.11	$1.02

Average number of common shares outstanding
Basic	148.3	145.4

Diluted	152.1	150.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	2006	2005
Net sales	$2,218.5	$1,801.6

Cost of products sold	1,199.4	986.3
Excise tax duties on spirits and wine	111.6	85.9
Advertising, selling, general and administrative expenses	513.7	426.3
Amortization of intangibles	12.4	8.6
Restructuring charges	1.9	—

Operating income	379.5	294.5

Interest expense	85.6	52.1
Other (income) expense, net	(9.8)	73.5

Income from continuing operations before income taxes and minority interests	303.7	168.9

Income taxes	99.0	86.3
Minority interests	53.4	3.3

Income from continuing operations	151.3	79.3

Income from discontinued operations	—	12.9

Net income	$151.3	$92.2

Earnings per common share
Basic
Continuing operations	$1.00	$0.54
Discontinued operations	—	0.09

Net earnings	$1.00	$0.63

Diluted
Continuing operations	$0.98	$0.52
Discontinued operations	—	0.09

Net earnings	$0.98	$0.61

Dividends paid per common share	$0.39	$0.36

Average number of common shares outstanding
Basic	150.9	146.0

Diluted	154.5	151.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(in millions)

(Unaudited)

	2006	2005
Operating activities
Net income	$572.5	$445.2
Restructuring charges	4.5	—
Depreciation and amortization	192.7	169.1
Stock-based compensation	27.0
Deferred income taxes	(130.1)	(9.4)
Currency hedge expense	—	120.9
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease (increase) in accounts receivable	112.2	(7.2)
Increase in inventories	(140.3)	(17.6)
Decrease in accounts payable	(76.6)	(1.0)
Increase (decrease) in accrued expenses and other liabilities	58.1	(97.5)
Increase in accrued taxes	5.5	20.4
Tax benefit on exercise of stock options	—	23.1
Other operating activities, net	(22.0)	(41.9)

Net cash provided by operating activities	603.5	604.1

Investing activities
Additions to property, plant and equipment	(165.0)	(157.0)
Proceeds from the disposition of property, plant and equipment	75.6	6.7
Acquisitions, net of cash acquired	(592.9)	(4,911.8)
Currency hedge expense related to the spirits and wine acquisition purchase price	—	(120.9)
Dividend from the spin-off of ACCO World Corporation	—	613.3
Other investing activities, net	—	(5.3)

Net cash used by investing activities	(682.3)	(4,575.0)

Financing activities
(Decrease) increase in short-term debt and commercial paper, net	(2,617.2)	4,093.2
Issuance of long-term debt	2,939.9	—
Repayment of long-term debt	(148.9)	(0.3)
Dividends paid to stockholders	(164.7)	(148.8)
Proceeds received from exercise of stock options	31.6	65.9
Tax benefit on exercise of stock options	4.2	—
Proceeds from the sale of subsidiary preferred stock	153.0	—
Other financing activities, net	(2.5)	(8.5)

Net cash provided by financing activities	195.4	4,001.5

Effect of foreign exchange rate changes on cash	8.3	11.8

Net increase in cash and cash equivalents	$124.9	$42.4

Cash and cash equivalents at beginning of period	$93.6	$164.9

Cash and cash equivalents at end of period	$218.5	$207.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006 and 2005

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7

Comprehensive income
Net income	—	—	—	—	445.2	—	445.2
Changes during the period	—	—	—	(16.1)	—	—	(16.1)

Total comprehensive income	—	—	—	(16.1)	445.2	—	429.1

Dividends ($1.02 per Common share and $2.0025 per Preferred share)	—	—	—	—	(201.7)	—	(201.7)
Tax benefit on exercise of stock options	—	—	23.1	—	—	—	23.1
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.7 shares)	(0.4)	—	2.6	—	—	66.1	68.3
Spin-off of ACCO World Corporation	—	—	—	—	23.5	—	23.5

Balance at September 30, 2005	$6.7	$717.4	$181.5	$(9.7)	$5,714.2	$(3,137.1)	$3,473.0

Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6

Comprehensive income
Net income	—	—	—	—	572.5	—	572.5
Changes during the period	—	—	—	67.0	—	—	67.0

Total comprehensive income	—	—	—	67.0	572.5	—	639.5

Dividends ($1.11 per Common share and $2.0025 per Preferred share)	—	—	—	—	(223.8)	—	(223.8)
Stock issued for SBR acquisition		16.6	372.9			(91.5)	298.0
Stock-based compensation	—	—	30.1	—	—	29.2	59.3
Tax benefit on exercise of stock options	—	—	6.6	—	—	—	6.6
Conversion of preferred stock (<0.1 shares)	(0.3)	—	(1.8)	—	—	2.1	—

Balance at September 30, 2006	$6.3	$734.0	$590.6	$44.8	$6,238.9	$(3,189.4)	$4,425.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of September 30, 2006, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. In addition, prior to the legal transfer of Spirits and Wine acquired brands and assets (refer to Note 5, “Acquisitions and Minority Interest”), we consolidated variable interest entities (VIEs) where we were deemed to be the primary beneficiary. As of January 2006, all Spirits and Wine acquired entities were consolidated. Certain assets and liabilities consolidated at September 30, 2006 were not consolidated as of December 31, 2005, and certain assets or liabilities consolidated as of December 31, 2005 are no longer owned by entities consolidated as of September 30, 2006. Interim results may not be indicative of results for a full year.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2005 spin-off of ACCO World Corporation were separately stated in the accompanying consolidated statements of income for the three months and nine months ended September 30, 2005 as discontinued operations. The cash flows from discontinued operations for the nine months ending September 30, 2005 were not separately classified on the accompanying consolidated statements of cash flows. Note 8, “Information on Business Segments,” does not include this discontinued operation.

2.	Share-Based Compensation

We use stock options and performance awards to compensate key employees and stock awards to compensate outside directors. We had stock option awards outstanding under three Long-Term Incentive Plans as of September 30, 2006. Grants under the 2003 Long-Term Incentive Plan may be made on or before December 31, 2008 for up to 12.4 million shares of common stock (adjusted for the spin-off of ACCO World Corporation). No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires share-based compensation expense, measured as the fair value of an award on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is supplemented by Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Prior to 2006, we applied Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the stock option portion of stock-based compensation. Because we granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no compensation cost was recognized for options granted in periods prior to 2006. We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R, which requires compensation cost to be recorded for all unvested stock options over the remaining service period beginning January 1, 2006.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

	Nine Months Ended September 30,
	2006		2005
Current expected dividend yield	2.1%		1.8%
Expected volatility	20.5%		22.4%
Risk-free interest rate	4.6%		3.8%
Expected term	3.9	years	3.9	years

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $14.05 and $16.14, respectively. The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $13.89 and $16.07, respectively. FAS 123R also requires that we estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to recognizing forfeitures and the corresponding reduction in expense as they occur. Prior to January 1, 2006, for pro forma disclosure, we amortized stock option compensation cost on a three-year graded vesting schedule. Effective January 1, 2006, we elected to amortize stock option compensation cost on a straight-line basis over the service period.

In the nine and three months ended September 30, 2006, we recognized pre-tax stock-based compensation expense for stock options of $24.3 million ($17.5 million after tax or $0.12 per diluted share) and $7.9 million ($5.6 million after tax or $0.04 per diluted share), respectively. Manufacturing- and fixed asset-related compensation costs that were capitalized were not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

If compensation cost for the stock-based compensation was determined based on the fair value of an award on the date of grant, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense over the service period, on a pro forma basis, net income and earnings per share would have been as follows for the nine and three months ended September 30, 2005:

Nine and Three Months Ended September 30, 2005

(In millions, except for per share amounts)

	Nine Months	Three Months
Net income – as reported	$445.2	$92.2

Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	8.8	1.7
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(26.0)	(3.7)

Pro forma net income	$428.0	$90.2

Earnings per Common share
Basic – as reported	$3.06	$0.63
Basic – pro forma	$2.94	$0.62

Diluted – as reported	$2.96	$0.61
Diluted – pro forma	$2.86	$0.60

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

The following table summarizes stock options outstanding as of September 30, 2006, as well as activity during the nine months then ended:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	12,540,048	$55.12
Granted	2,747,960	74.65
Exercised (1)	(757,984)	41.98
Cancelled	(233,109)	73.10

Outstanding at September 30, 2006 (2)	14,296,915	$59.29

Exercisable at September 30, 2006 (3)	9,262,157	$32.57

(1)	The intrinsic value of stock options exercised in the nine and three months ended September 30, 2006 was $26.3 million and $10.0 million, respectively. The source of shares issued was treasury stock.
(2)	At September 30, 2006, the weighted-average remaining contractual life of options outstanding was 6.1 years and the aggregate intrinsic value of options outstanding was $244.7 million.
(3)	At September 30, 2006, the weighted average remaining contractual life of options exercisable was 5.8 years and the aggregate intrinsic value of options exercisable was $237.1 million.

A summary of the activity for nonvested stock options as of September 30, 2006 and the activity during the nine months ended September 30, 2006 is presented below:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	4,895,268	$15.41
Granted	2,747,960	14.05
Vested	(2,380,299)	14.89
Cancelled	(228,171)	15.58

Nonvested September 30, 2006	5,034,758	$14.91

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

The remaining unrecognized compensation cost related to unvested awards at September 30, 2006 was approximately $59.0 million, and the weighted-average period of time over which this cost will be recognized is 2.4 years. The fair value of options that vested during the nine and three month periods ended September 30, 2006 was $35.4 million and $33.9 million, respectively.

We use stock awards to compensate outside directors under the 2005 Non-Employee Director Stock Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director’s fees paid in stock. Compensation cost is expensed at the time of the award based on the fair value of a share of Fortune Brands stock at the date of the award. In the nine months ended September 30, 2006, we issued 13,150 shares with a weighted average stock price of $75.15 (pre-tax compensation cost $1.0 million). In the nine months ended September 2005, we issued 6,300 shares of common stock to outside directors with a fair value on the date of the award of $86.28 (pre-tax compensation cost $0.5 million). In the three months ended September 30, 2006 and 2005, no shares were issued to outside directors.

Performance awards are granted to certain officers of the Company. Payout is based on achievement of targeted cumulative diluted earnings per share and average consolidated return on equity (changed to average consolidated return on invested capital, beginning with the 2006-2008 cycle). Compensation cost is amortized into expense over the three-year performance period. For awards granted prior to December 2005, performance awards could be settled in stock or cash, depending on whether an individual had satisfied the Company’s stock ownership guidelines. As a result, compensation cost was based on the stock price at each balance sheet date. Because performance awards granted after December 2005 may only be paid in stock, the fair value is based on the stock price at the date of grant.

The following table summarizes performance awards outstanding as of September 30, 2006, as well as activity during the nine months then ended:

Performance Awards
Outstanding at December 31, 2005	743,314
Issued	3,000
Exercised	(214,444)
Cancelled	(12,782)

Outstanding at September 30, 2006	519,088

Exercisable at September 30, 2006	—

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Share-Based Compensation (Continued)

The pretax compensation cost for performance awards recorded in the nine months and three months ended September 30, 2006 was $8.0 million ($5.1 million after tax) and $3.8 million ($2.4 million after tax), respectively. The remaining unrecognized pre-tax compensation cost related to unvested awards at September 30, 2006 was approximately $10.6 million and the weighted-average period of time over which this cost will be recognized is 1.7 years. Cash used to settle performance awards in the nine months ended September 30, 2006 was $15.6 million. In addition to the payment of cash, we issued 13,082 shares of common stock from treasury shares. No performance awards were exercisable in the three months ended September 30, 2006.

3.	Recently Issued Accounting Standards

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” FAS 123R replaced FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123R), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R. FAS 123R requires share-based compensation expense, measured as the fair value of an award on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. For the full year, we expect the impact on diluted earnings per share of expensing stock options to be approximately $0.17 per share.

Accounting for Uncertainty in Income Taxes

In July, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we will determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement, where we will determine the amount of benefit to recognize in our financial statements. FIN 48 requires that, upon adoption, we record any change in net assets that results from the application of FIN 48 as an adjustment to retained earnings. FIN 48 is effective January 1, 2007. We are evaluating the impact of FIN 48 on our results of operations and financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Recently Issued Accounting Standards (Continued)

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar 2008 for Fortune Brands). We are evaluating the impact of FAS 157 on our results of operations and financial position.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158), which is an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the condensed consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through adjustments to comprehensive income. The funded status of a benefit plan is the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation (PBO). For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO). Previously unrecognized gains/losses, prior service costs/credits and transition assets/obligations will then be recognized in accumulated other comprehensive income, and will continue to be amortized as components of net periodic benefit cost. This Statement is effective for publicly traded companies as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for Fortune Brands). We estimate the impact of adoption of FAS 158 on December 31, 2006 will be to decrease accumulated other comprehensive income in stockholders’ equity in the range of $100-150 million depending on the year-end discount rate and actual fair value of assets in the pension plans.

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

The statements of income for the nine and three months ended September 30, 2005 were adjusted to reflect our Office business segment as a discontinued operation. The results of this discontinued operation include expenses that were paid by Fortune Brands on behalf of ACCO based on actual direct costs incurred, as well as interest expense associated with the outstanding debt of Fortune Brands that was allocated to ACCO. The allocation of debt was based on the average net assets of ACCO as a percent of the average net assets plus average consolidated debt not attributable to other operations of Fortune Brands.

The following table summarizes the results of this discontinued operation for the nine and three months ended September 30, 2005.

(in millions)	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net sales	$763.8	$201.4

Income from discontinued operations before income taxes	$65.8	$21.6
Income taxes	26.3	8.7

Income from discontinued operations, net of income taxes	$39.5	$12.9

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions and Minority Interest

SBR, Inc.

On June 7, 2006, we completed the acquisition of SBR, Inc. (SBR), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million, net of cash acquired and including assumed debt. The consideration paid included stock (based on the price of Fortune Brands common stock at closing) and cash. The stock component was 50% of the total purchase price. We assumed $85.9 million of SBR’s debt, of which $55.4 million was paid off at closing. SBR has been included in consolidated results from the date of acquisition. The acquisition is not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.”

Minority Interest

On July 1, 2006, V&S Group contributed $153 million to purchase 45 shares of Series A-2 Convertible Preferred Stock of the Spirits and Wine business to maintain a 10% interest in the Spirits and Wine business. Fortune Brands continues to own 90% of the capital stock of this business. We account for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” In the third quarter of 2006, we recorded an adjustment of $47.8 million as minority interest expense in the Fortune Brands consolidated statement of income, representing an increase in the estimated fair value of the convertible redeemable preferred stock. The increase in fair value is primarily a result of the enhanced value of the Spirits and Wine business due to a greater global presence and position, opportunities to leverage growth for both the historical and newly acquired brands of the Spirits and Wine business and the synergies of the combined companies (see discussion below).

Spirits and Wine Brands and Assets

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Acquired Assets) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands, and distribution networks in the U.K., Germany and Spain. As expected, the Acquired Assets have significantly enhanced our Spirits and Wine business and strengthened our distribution in key global markets.

In July 2005, an affiliate of the Company received tracker shares issued by Goal Acquisitions Limited (Goal), the Pernod Ricard subsidiary formed to acquire Allied Domecq PLC (Allied Domecq). The tracker shares gave the Company certain economic rights with respect to the Acquired Assets prior to the actual legal transfer to the Company. Until legal transfer of all of the Acquired Assets was completed, the Company held tracker shares. The Company also had certain rights to manage the operations of the Acquired Assets that had not yet been legally transferred to the Company. As of January 26, 2006, substantially all of the Acquired Assets were legally transferred to Fortune Brands.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions and Minority Interest (Continued)

The acquisition was structured this way as a result of our negotiations with Pernod Ricard, after considering various factors, including:

•	Our commercial desire to obtain the economic benefits associated with owning and operating the Acquired Assets as soon as possible after funding the purchase price for those assets;

•	Many former Allied Domecq subsidiaries owned assets that the Company and Pernod Ricard would separately retain, including integrated manufacturing, distribution, marketing, licensing and other operations involving multiple brands. The separation and transfer of these commingled or shared assets from Pernod Ricard to the Company involved significant reorganization of business operations and contractual arrangements for many of the companies involved. In light of this, the Company and Pernod Ricard agreed to a six-month period (ending on January 26, 2006) during which the assets and liabilities of Allied Domecq would be evaluated and specific assets then identified and legally separated between the Company and Pernod Ricard and transferred accordingly; and

•	The actual legal transfer of all the Acquired Assets required that we evaluate alternative ways to separate the Acquired Assets from those to be retained by Pernod Ricard, obtain required consents, and structure, negotiate, document and complete the transfer of the Acquired Assets, all within the parameters established by our agreement with Pernod Ricard.

At the time the net assets of any particular Acquired Assets were actually transferred to the Company, the number of Goal tracker shares held by the Company was reduced in proportion to the value ascribed to the net assets transferred, using a methodology prescribed by the Company’s agreement with Pernod Ricard. Our agreement with Pernod Ricard provided that the net assets of the Acquired Assets would be legally transferred to one or more subsidiaries of Fortune Brands over a six month period that began on July 26, 2005 (the Closing).

The initial cost of the Spirits and Wine acquisition at the Closing was approximately $5.0 billion. This consisted of approximately £2.7 billion ($4.9 billion) paid on July 26, 2005 for the assets that were formerly owned by Allied Domecq and $135.6 million paid on September 8, 2005 for the purchase of the Larios brand directly from a Pernod Ricard subsidiary.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions and Minority Interest (Continued)

The purchase price of the assets formerly owned by Allied Domecq was subject to change based on adjustments in accordance with the purchase agreement. The final purchase price was based on specified multiples of historic profit (for the Allied Domecq fiscal year ended August 31, 2004) of the brands purchased, as well as working capital levels as of July 26, 2005 and other adjustments. The Company’s agreement with Pernod Ricard provided for an assessment by Pernod Ricard of historic profitability of the brands the Company purchased, with a subsequent review by the Company of the historic profits, and a binding determination by a third party if the Company and Pernod Ricard could not agree. We reached an agreement with Pernod Ricard on May 19, 2006 to adjust the global consideration for the Acquired Assets as a result of higher actual historical profits than anticipated, working capital adjustments and additional adjustments to achieve economic results consistent with the parties’ intention to complete the Company’s acquisition of the Acquired Assets on a cash-free and debt-free basis. The net payment was £134.3 million (approximately $252 million). The total recorded investment for the Spirits and Wine acquisition, which included the initial payment, the purchase of Larios, supplemental brands purchased, purchase price adjustments and other settlements, as well as transactions costs, was $5.3 billion.

Until assets were legally transferred, reporting was in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46R). All assets were substantially legally transferred as of January 2006. Since many of the Allied Domecq assets to be acquired by Fortune Brands were commingled in entities that owned assets also acquired by Pernod Ricard, in accordance with FIN 46R, our interest in the Goal subsidiaries was deemed to be a variable interest in those entities only if the fair value of the specified assets was more than half of the total fair value of the entity’s assets. Those variable interest entities for which we were the primary beneficiary, bearing the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns, were consolidated and accounted for in accordance with FIN 46R and FAS 141. We recognized minority interest for any Pernod Ricard assets at fair value. Once the Pernod Ricard assets were legally transferred, we ceased recognizing the minority interest. If the fair value of the assets acquired by Fortune Brands was less than 50% of the fair value of the entity and we were not the primary beneficiary, we accounted for the investment using the cost method.

We initially financed the acquisition of the Acquired Assets with borrowings under bank credit agreements and subsequently financed it in the commercial paper market. On April 20, 2005, we executed a bridge credit agreement for up to $6.0 billion with an 18-month term from the initial drawdown. In January 2006, we issued dollar- and euro-denominated long-term debt securities of $2 billion and €800 million (approximately $1 billion) and repaid and terminated the bridge credit agreement. See Note 12, “Long-Term Debt,” for additional information on the financing of the Spirits and Wine acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions and Minority Interest (Continued)

As of September 30, 2006, we recorded $1,992.3 million of goodwill, which was not tax deductible, related to the acquisition. Identifiable intangible assets as of the dates of acquisitions for the Acquired Assets were as follows:

(in millions)	Weighted Average Amortization Period	Fair Value
Finite-lived intangible assets
Tradenames	29.1 years	$131.4
Customer relationships	2 years	6.2

Total finite-lived intangible assets		$137.6

Indefinite-lived intangible assets
Tradenames		$2,366.6
Goodwill		1,992.3

Total indefinite-lived intangible assets		$4,358.9

The following table summarizes the estimated fair value of the Spirits and Wine assets acquired and liabilities assumed as of the date of each of the acquisitions. The purchase price allocation has not been finalized because certain potential liabilities associated with the Acquired Assets are not yet measurable. We will finalize the allocation in the fourth quarter of 2006.

(in millions)

Accounts receivable	$486.6
Inventories	989.7
Property, plant and equipment	554.6
Goodwill	1,992.3
Tradenames and other identifiable intangibles	2,504.2

Total assets	$6,527.4

Other current liabilities and accruals(a)	$659.8
Deferred income taxes	617.3

Total liabilities	1,277.1

Net assets acquired / Recorded investment (b)	$5,250.3

(a)	Includes a liability of $49.6 million in connection with the planned restructuring of the Acquired Assets, primarily related to workplace reduction costs and distribution termination costs.
(b)	Includes transaction fees.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Acquisitions and Minority Interest (Continued)

In accordance with FAS 141 disclosure requirements, the unaudited pro forma results for the nine and three months ended September 30, 2005 are presented as if the Spirits and Wine acquisition and legal transfer of assets occurred on January 1, 2005. This information is based on historical results of operations and is adjusted for the impact of acquisition costs. Pro forma results include allocations of selling and marketing and general and administrative expenses that are not representative of expenses on an ongoing basis. In addition, pro forma results give effect only to events that are expected to have a continuing impact on the business; therefore, arrangements with Pernod Ricard of limited duration are not reflected.

Given the significant factors and adjustments impacting the pro forma disclosure, the pro forma results presented below should not be deemed to be representative of either historical results or future results had the Acquired Assets been actually transferred to Fortune Brands as of January 1, 2005.

	(Unaudited)
(in millions, except per share data)	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net sales	$5,779.1	$1,919.2
Net income	$446.1	$100.0
Earnings per share
Basic	$3.06	$0.68
Diluted	$2.97	$0.66

The transfer to Fortune Brands of certain of the Acquired Assets was accomplished through various stock sales, mergers or asset sales, which could result in the assumption by or transfer to Fortune Brands of liability for certain litigation and other contingent liabilities and contingent indemnity rights. Such assumption or transfer might ultimately require establishment of additional reserves. No such liabilities or contingent liabilities that would be material to our total Spirits and Wine business have been identified to date.

Southern Millwork Corporation

In May 2005, the Home and Hardware business acquired Southern Millwork Corporation, a U.S. pre-hanger of entry doors. The acquisition did not have a material impact on our consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets

We had net goodwill of $4,187.4 million as of September 30, 2006. The increase in goodwill of $553.9 million during the nine months ended September 30, 2006 was primarily due to goodwill for the acquired Fortune Brands assets that were legally transferred in the first quarter of 2006 and finalization of the valuation of the Spirits and Wine identifiable intangible assets, as well as goodwill from the acquisition of SBR ($180.8 million). See Note 5, “Acquisitions and Minority Interest.” The excess of the purchase price over the net assets acquired of SBR has been recorded as goodwill. The allocation of the purchase price for SBR has not yet been finalized as third-party valuation of the acquired assets and tradenames is not complete. We expect the purchase price allocation to be finalized in the fourth quarter of 2006.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2005	Acquisitions	Translation Adjustments	Balance at September 30, 2006
Home and Hardware	$1,732.7	$182.1	$2.9	$1,917.7
Spirits and Wine	1,889.0	368.9	—	2,257.9
Golf	11.8	—	—	11.8

	$3,633.5	$551.0	$2.9	$4,187.4

We also had indefinite-lived intangibles, principally tradenames, of $3,298.2 million and $2,690.9 million as of September 30, 2006 and December 31, 2005, respectively. The increase of $607.3 million was primarily due to the consolidation of Spirits and Wine Acquired Assets legally transferred after December 31, 2005 and finalization of the valuation of Spirits and Wine acquired indefinite-lived intangible assets (together $399.3 million), as well as SBR indefinite-lived intangible assets ($208.0 million).

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, either 15 or 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $981.1 million and $215.5 million, respectively, as of September 30, 2006, compared to $738.3 million and $182.2 million, respectively, as of December 31, 2005. The gross carrying value increase of $242.8 million was principally due to the acquisition of SBR ($148.5 million), as well as the Spirits and Wine brands legally transferred during the first quarter of 2006 and finalization of the valuation of the acquired Spirits and Wine amortizable brands (together $93.5 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

	As of September 30, 2006				As of December 31, 2005
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,372.4	$(74.2	)(1)	$3,298.2	$2,765.0	$(74.1	)(1)	$2,690.9
Amortizable intangible assets
Tradenames	486.9	(131.1)		355.8	390.1	(119.4)		270.7
Customer and contractual relationships	397.0	(64.9)		332.1	257.4	(47.5)		209.9
Patents/proprietary technology	81.9	(15.0)		66.9	75.4	(10.9)		64.5
Licenses and other	15.3	(4.5)		10.8	15.4	(4.4)		11.0

Total	981.1	(215.5)		765.6	738.3	(182.2)		556.1

Total identifiable intangibles	$4,353.5	$(289.7)		$4,063.8	$3,503.3	$(256.3)		$3,247.0

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $31.5 million and $25.0 million for the nine months ended September 30, 2006 and 2005, respectively. Intangible amortization was $12.4 million and $8.6 million for the three months ended September 30, 2006 and 2005, respectively. The increase for the nine and three months ended September 30, 2006 was primarily due to the Spirits and Wine Acquired Assets and the SBR acquisition. We expect to record intangible amortization of approximately $45 million in each of the next five fiscal years ending December 31, 2006 through December 31, 2010.

7.	Income Taxes

The effective income tax rate for the nine months ended September 30, 2006 and 2005 was 29.6% and 38.5%, respectively. The effective income tax rate for the three months ended September 30, 2006 and 2005 was 32.6% and 51.1%, respectively. In the course of 2006, we recorded tax credits associated with the favorable resolution of routine federal and state tax audits. Recorded credits were $22.3 million in the first quarter and $15.3 million in the second quarter. In the third quarter, we recorded a $5.0 million favorable true-up to our expected full year effective tax rate. The true-up was a result of routine items, as well as a change in Canadian tax law that lowered the federal income tax rate. The decrease in the effective rate was primarily due to comparison to last year’s rate, which was impacted by non-tax-deductible currency hedge expense associated with the purchase price of the Spirits and Wine acquisition, primarily in the third quarter of 2005.

In the second quarter of 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various routine state tax audits.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments

In the third quarter of 2005, the Company completed the spin-off of the Office segment. Historical information on business segments was restated to exclude this discontinued operation. Refer to Note 4, “Discontinued Operation,” for additional information on this discontinued operation. In addition, net sales and operating income for the Spirits and Wine segment for 2006 include the Spirits and Wine Acquired Assets. See Note 5, “Acquisitions and Minority Interest” for additional information on the Spirits and Wine Acquired Assets.

Net sales and operating income for the nine months ended September 30, 2006 and 2005 by segment were as follows:

	Nine Months Ended September 30,
(in millions)	2006	2005	% Change vs. Prior Year
Net Sales
Home and Hardware	$3,491.9	$3,025.0	15.4%
Spirits and Wine	1,904.7	1,013.0	88.0
Golf	1,095.8	1,064.2	3.0

Net Sales	$6,492.4	$5,102.2	27.2%

Operating Income
Home and Hardware	$547.2	$485.5	12.7%
Spirits and Wine	456.1	243.0	87.7
Golf	170.8	177.9	(4.0)

Less:
Corporate expenses	54.1	47.8	13.2

Operating Income	$1,120.0	$858.6	30.4%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended September 30, 2006 and 2005 by segment were as follows:

	Three Months Ended September 30,
(in millions)	2006	2005	% Change vs. Prior Year
Net Sales
Home and Hardware	$1,265.7	$1,073.6	17.9%
Spirits and Wine	655.0	449.6	45.7
Golf	297.8	278.4	7.0

Net Sales	$2,218.5	$1,801.6	23.1%

Operating Income
Home and Hardware	$197.5	$181.7	8.7%
Spirits and Wine	170.6	95.8	78.1
Golf	30.3	28.6	5.9

Less:
Corporate expenses	18.9	11.6	62.9

Operating Income	$379.5	$294.5	28.9%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$572.5	$405.7	$151.3	$79.3
Income from discontinued operations	—	39.5	—	12.9

Net income	572.5	445.2	151.3	92.2
Less: Preferred stock dividends	0.4	0.5	0.1	0.1

Income available to common stockholders – basic	572.1	444.7	151.2	92.1
Convertible Preferred stock dividends	0.4	0.5	0.1	0.1

Income available to common stockholders – diluted	$572.5	$445.2	$151.3	$92.2

Weighted average number of common shares outstanding – basic	148.3	145.4	150.9	146.0
Conversion of Convertible Preferred stock	1.4	1.5	1.4	1.4
Exercise of stock options	2.4	3.5	2.2	3.7

Weighted average number of common shares outstanding – diluted	152.1	150.4	154.5	151.1

Earnings per common share
Basic
Continuing operations	$3.86	$2.79	$1.00	$0.54
Discontinued operations	—	0.27	—	0.09

Net earnings per basic share	$3.86	$3.06	$1.00	$0.63

Diluted
Continuing operations	$3.76	$2.70	$0.98	$0.52
Discontinued operations	—	0.26	—	0.09

Net earnings per diluted share	$3.76	$2.96	$0.98	$0.61

For the nine and three months ended September 30, 2006 and 2005, stock options were excluded from the calculation of weighted average shares for diluted EPS because they were antidilutive (exercise price exceeded the average stock price). These excluded stock options were less than 2% of weighted average shares outstanding.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$26.2	$29.9	$3.2	$2.6
Interest cost	36.3	49.1	7.2	7.5
Expected return on plan assets	(43.7)	(61.3)	—	—
Amortization of prior service cost	2.0	2.9	(1.1)	(0.1)
Amortization of net actuarial loss	11.7	12.0	3.1	0.7

Net periodic benefit cost	$32.5	$32.6	$12.4	$10.7

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2006	2005	2006	2005
Service cost	$8.8	$11.2	$1.1	$0.8
Interest cost	12.3	18.1	2.3	2.4
Expected return on plan assets	(14.6)	(22.3)	—	—
Amortization of prior service cost	0.6	1.1	(0.4)	—
Amortization of net actuarial loss	4.0	4.3	1.0	—

Net periodic benefit cost	$11.1	$12.4	$4.0	$3.2

The decrease in pension expense and increase in postretirement expense for the nine and three months ended September 30, 2006 compared to the nine and three months ended September 30, 2005 primarily related to the addition of the Spirits and Wine Acquired Assets and an increase in the discount rate, partially offset by the impact of the spin-off of the Office segment.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Credit Facilities

At September 30, 2006, we had two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, which matures in 2006 and includes the option to extend the maturity for one year at the Company’s discretion for an incremental fee of 0.25% of the outstanding amount. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. See Note 20, “Subsequent Event,” on the renewal of the 364-day revolving credit agreement.

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

Commercial paper borrowings totaling $1.0 billion were classified as long-term on the condensed consolidated balance sheet as of September 30, 2006, as the Company has the intent and ability to refinance this obligation on a long-term basis.

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

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. We enter into forward foreign exchange contracts to hedge a portion of our net investments in certain foreign subsidiaries.

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

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At September 30, 2006, we had outstanding interest rate swap agreements with an aggregate notional principal amount of $200 million. The swap agreements are based on the outstanding 2.875% notes due in 2006 and are classified as a fair value hedge in accordance with FAS 133. The agreements effectively convert the interest paid on $200 million of underlying debt securities from a fixed rate to a floating rate based on a LIBOR reference rate.

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

In order to hedge our net investment position in the subsidiaries of the Acquired Assets that have euro-denominated operations, in January 2006, we issued long-term debt in the amount of €800 million (approximately $1 billion). We designated this foreign currency debt as a net investment hedge.

14.	Guarantees and Commitments

As of September 30, 2006, we had third-party guarantees totaling approximately $79 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.6 million existed as of September 30, 2006 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $41 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of September 30, 2006, we recorded a liability of $1.6 million. Refer to Note 4, “Discontinued Operation,” for additional information on the spin-off of the Office business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Guarantees and Commitments (Continued)

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At September 30, 2006, JBBCo. did not have any outstanding obligations as a result of this arrangement.

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

15.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the nine and three months ended September 30, 2006 and 2005:

(in millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Balance at the beginning of the period	$(13.0)	$(16.1)	$(15.8)	$(16.6)
Provision for warranties issued	(31.3)	(24.6)	(10.6)	(8.1)
Settlements made (in cash or in kind)	29.5	25.6	10.4	9.6
Acquisitions	(1.2)	(0.6)	—	(0.6)
Discontinued operation	—	2.1	—	2.1

Balance at the end of the period	$(16.0)	$(13.6)	$(16.0)	$(13.6)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Restructuring-Related Charges

Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for nine and three months ended September 30, 2006 were:

(in millions)	Nine Months Ended September 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	ASG&A
Home and Hardware	$6.0	$5.7	$0.8	$12.5
Spirits and Wine	(0.1)	—	3.1	3.0

	$5.9	$5.7	$3.9	$15.5

(in millions)	Three Months Ended September 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	ASG&A
Home and Hardware	$1.9	$1.0	$0.4	$3.3
Spirits and Wine	—	—	—	—

	$1.9	$1.0	$0.4	$3.3

Home and Hardware charges related to supply-chain initiatives and impaired asset write-downs. Spirits and Wine charges related to the integration of the Spirits and Wine acquisition.

In the nine and three months ended September 30, 2005, we recorded pre-tax integration costs of $7.6 million in advertising, selling, general and administrative expense related to the Spirits and Wine acquisition.

Reconciliation of Restructuring Liability

The restructuring liability as of September 30, 2006 and December 31, 2005 was not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks and interest rate swaps related to the Spirits and Wine acquisition and net minimum pension liability adjustments. Included in the foreign currency adjustments balance at September 30, 2006 were deferred gains of $0.6 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $639.5 million and $429.1 million, respectively. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $169.8 million and $108.7 million, respectively.

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in a purported class action lawsuit in Michigan seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was voluntarily dismissed without prejudice from this matter and the Court later dismissed with prejudice all claims against the remaining defendants, including the Spirits and Wine business. Plaintiffs have appealed this dismissal to the United States Court of Appeals for the Sixth Circuit. This action has been consolidated on appeal with another case against the Company, its Spirits and Wine business and numerous other manufacturers of beer, spirits and wine in Ohio seeking similar damages, which was also dismissed by the District Court. The Spirits and Wine business, and numerous other manufacturers and importers of beer, spirits and wine, are named as defendants in a purported class action lawsuit in West Virginia seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was previously dismissed as a defendant from this matter, and the court later dismissed with prejudice all claims against the remaining defendants, including the Spirits and Wine business. Plaintiffs have appealed this dismissal to the United States Court of Appeals for the Fourth Circuit. The Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in purported class action lawsuits in New York seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was previously named as a defendant but was voluntarily dismissed without prejudice prior to being served with the complaint. The plaintiffs voluntarily dismissed this action without prejudice on October 24, 2006. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against all of these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Pending Litigation (Continued)

Other Litigation (Continued)

On March 7, 2005, Bridgestone Sports Co., Ltd and Bridgestone Golf, Inc. (collectively, Bridgestone) filed a lawsuit against Acushnet Company (one of the Company’s subsidiaries) in the United States District Court for the District of Delaware. The Bridgestone complaint alleges that various golf balls manufactured by Acushnet violate ten of Bridgestone’s U.S. patents. The Company believes, and counsel has advised, that Acushnet has meritorious defenses against plaintiffs’ claims. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that it will not have a material adverse affect on the results of the Company’s operations, cash flows or financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of five of its patents.

On February 9, 2006, Callaway Golf Company filed a lawsuit against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

20.	Subsequent Event

On October 5, 2006, we renewed our 364-day revolving credit facility to mature in 2007. The agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility under which there were no amounts outstanding. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. The facility supports the Company’s commercial paper borrowings in the commercial paper market.

Item 2. FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: home and hardware products, spirits and wine, and golf products. We enhance shareholder value by profitably building our leading consumer brands to drive sales and earnings, as well as to generate cash. We do this by developing innovative new products and effective marketing campaigns, growing our customer relationships and expanding into new markets. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Although our short term focus for the use of our free cash flow is reduction of debt, we also seek to enhance shareholder value through other initiatives, such as using our financial resources to repurchase shares, pay attractive dividends, or make acquisitions.

In 2005, we sharpened our focus as a high-performance consumer brands company. In August 2005, we completed the spin-off of the Office products business. In addition, in July 2005, we acquired more than 25 spirits and wine brands as well as distribution assets from Pernod Ricard S.A., enhancing our Spirits and Wine business and strengthening our distribution capabilities in key global markets. While we had the economic benefit of the acquired assets, which we refer to as the Spirits and Wine Acquired Assets, as of the closing of the acquisition, we substantially completed the final legal transfer of assets on January 27, 2006. As a result of this acquisition, in January 2006, we refinanced a portion of the short-term debt utilized for the acquisition and issued both dollar- and euro-denominated long-term debt in the amounts of $2 billion and €800 million (approximately $1 billion).

In June 2006, we acquired SBR, Inc. (SBR), a leading vinyl-framed window brand in North America, and its other related businesses for approximately $599.8 million (based on the price of Fortune Brands’ common stock at closing). Based on this valuation, the stock component was 50% of the total purchase price. Refer to Notes 5, “Acquisitions and Minority Interest,” and 12, “Long-Term Debt,” to the Consolidated Financial Statements.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

	Net Sales
(in millions)	2006	2005	% Change vs. Prior Year
Home and Hardware	$3,491.9	$3,025.0	15.4%
Spirits and Wine	1,904.7	1,013.0	88.0
Golf	1,095.8	1,064.2	3.0

Net Sales	$6,492.4	$5,102.2	27.2%

	Operating Income
	2006	2005	% Change vs. Prior Year
Home and Hardware	$547.2	$485.5	12.7%
Spirits and Wine	456.1	243.0	87.7
Golf	170.8	177.9	(4.0)
Less:
Corporate expenses	54.1	47.8	13.2

Operating Income	$1,120.0	$858.6	30.4%

Fortune Brands achieved a 27% increase in net sales, a 30% increase in operating income and a 29% increase in net income.

The sales increase was driven by:

•	the addition and growth of the acquired Spirits and Wine brands,

•	the benefit of the SBR acquisition, and

•	organic sales growth and share gains, including new products and expansion into new markets.

Net income primarily benefited from:

•	strong sales growth,

•	the Spirits & Wine and SBR acquisitions,

•	productivity improvements,

•	the absence of last year’s currency hedge accounting expense related to the purchase price of the Spirits and Wine acquisition, and

•	higher tax-related credits this year principally associated with the favorable resolution of the routine review of federal and state tax returns,

partly offset by:

•	a non-cash accounting charge related to an increase in the value of the 10% minority interest in the Spirits and Wine business, and

•	the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R), which was adopted on January 1, 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $1,390.2 million, or 27%, to $6.5 billion. Sales benefited from:

•	the addition of net sales from acquisitions not in the prior year ($903 million on a pro forma basis as if consolidated as of January 1, 2005, predominantly from the Spirits and Wine acquisition, as well as SBR) and growth in the total Spirits and Wine business,

•	newly introduced products and line extensions across all businesses ($181 million in total),

•	expanding customer relationships, particularly in the cabinet and entry door businesses, as well as brand extensions into adjacent markets and growth in new international markets,

•	price increases implemented to offset commodity and energy cost-related increases in the Home and Hardware business,

•	higher excise tax duties due to the addition of the acquired Spirits and Wine brands, and

•	favorable foreign exchange of $15 million.

Cost of products sold

Cost of products sold increased $685.6 million, or 25%, on the impact of acquisitions, higher net sales and approximately $35-40 million of increased commodity and energy costs, partially offset by productivity improvements.

Excise tax duties on spirits and wine

Excise tax duties on spirits and wine increased as a percentage of sales by approximately 80 basis points due to a higher percentage of Spirits and Wine sales in total Fortune Brands sales. In addition, excise tax duties resulting from the Spirits and Wine acquisition are higher this year since some entities were not consolidated last year because of accounting in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Excise tax duties are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise tax duties collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $316.8 million, or 26%, primarily as a result of the impact of acquisitions, increased advertising for new product introductions and higher brand investment expenses across all companies, as well as the impact of adoption of FAS 123R on share-based compensation ($22 million).

Amortization of intangibles

Amortization of intangibles increased $6.5 million to $31.5 million, primarily due to amortization of intangible assets associated with the Spirits & Wine and SBR acquisitions.

Restructuring charges

For the nine months ended September 30, 2006, we recorded restructuring charges of $5.9 million principally related to supply-chain initiatives in the Home and Hardware business. In the nine months ended September 30, 2005, we did not record any restructuring charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $156.6 million to $247.9 million primarily as a result of higher debt associated with the Spirits and Wine acquisition and an increase in commercial paper rates.

Other (income) expense, net

Other (income) expense, net increased $117.2 million to income of $29.9 million primarily as a result of last year’s currency hedge accounting expense related to the Spirits and Wine acquisition ($120.9 million). Other (income) expense, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands (our U.S. distribution joint venture), interest income and foreign currency adjustments related to short-term intercompany positions.

Income taxes

Income taxes increased $5.3 million, or 2%, to $267.3 million. The effective income tax rate for the nine months ended September 30, 2006 and 2005 was 29.6% and 38.5%, respectively. Over the course of 2006, we recorded tax credits associated with the favorable resolution of routine federal and state tax audits. Recorded credits were $22.3 million in the first quarter and $15.3 million in the second quarter. During the third quarter, we recorded a $5.0 million favorable true-up to our expected full-year effective rate. The true-up was a result of routine items, as well as a change in Canadian tax law that lowered the federal income tax rate. In the second quarter of 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various state tax audits. The decrease in the effective rate was primarily due to comparison to last year’s rate, which was impacted by non-tax-deductible currency hedge expense associated with the purchase price of the Spirits and Wine acquisition.

Minority interests

Minority interest expense increased $49.9 million to $62.2 million, primarily due to a $47.8 million non-cash accounting charge related to an increase in the value of the 10% minority interest in the Spirits and Wine business.

Net income

Net income was $572.5 million, or $3.86 per basic share and $3.76 per diluted share, for the nine months ended September 30, 2006. This compared to net income of $445.2 million, or $3.06 per basic share and $2.96 per diluted share, for the nine months ended September 30, 2005.

Income from continuing operations was $572.5 million, or $3.86 per basic share and $3.76 per diluted share, for the nine months ended September 30, 2006. This compared to $405.7 million, or $2.79 per basic share and $2.70 per diluted share, for the same period last year. The 41% ($166.8 million) increase in income from continuing operations was primarily due to organic sales growth, the benefit of the Spirits & Wine and SBR acquisitions, the absence of last year’s currency hedge accounting expense ($109.0 million) and higher tax-related credits ($30.5 million), partly offset by the non-cash accounting charge for an increase in the value of the minority interest in the Spirits and Wine business ($47.8 million), the impact of FAS 123R resulting in expensing of stock option compensation cost ($17.5 million) and higher restructuring and restructuring-related charges this year ($4.9 million). In the nine months ended September 30, 2005, income from discontinued operations was $39.5 million or $0.27 per basic share and $0.26 per diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $466.9 million, or 15%, to $3,491.9 million. The increase was primarily attributable to continued broad-based growth across product categories and share gains, especially for cabinetry and faucet brands, as well as the benefit of acquisitions not in the prior year ($217 million on a pro forma basis as if consolidated as of January 1, 2005). Sales also benefited from new products and line extensions ($149 million in total, particularly in faucets and cabinetry), expanding customer relationships, expansion into adjacent categories (e.g. bath accessories, patio doors and Master Lock automotive towing accessories), growth in international markets and favorable foreign exchange ($20 million). In addition, sales benefited from price increases implemented to help offset higher costs for raw materials and energy. The net sales increase was partially offset by lower sales of exterior doors due to the softening of the U.S. housing market.

Operating income increased $61.7 million, or 13%, to $547.2 million. Operating income benefited from the strong sales growth, productivity improvements, impact of acquisitions, reversal of a legal reserve in the second quarter (approximately $7 million) and absence of last year’s expenses for a lower cost sourcing initiative. These benefits were partially offset by higher commodity and energy costs (totaling approximately $25-30 million), restructuring and restructuring-related charges ($12.5 million) and the inclusion of stock option compensation cost beginning this year.

The softening in the U.S. housing market is expected to impact underlying growth rates for our home products brands in 2007. However, we believe that we are well positioned to continue growing faster than the market due to our sustained share gains, successful expansion of brands into new markets and strong presence in the replace-and-remodel segment of the housing market. In addition, sales and operating income are expected to benefit from the SBR acquisition.

Our business may also be affected by changes in the costs of certain commodities, including higher fuel-related costs, although these higher costs have been, and we believe will continue to be, offset by productivity initiatives and select price increases.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits and Wine

Net sales increased $891.7 million, or 88%, to $1,904.7 million principally due to the addition of net sales from the Spirits and Wine acquisition not in the prior year ($686 million on a pro forma basis as if consolidated as of January 1, 2005), as well as year-over-year sales growth in the combined business. Strong performance for brands including Jim Beam bourbon, Sauza tequila and Maker’s Mark bourbon, as well as super-premium brands and several regional/national brands, contributed to the sales growth. Reported net sales last year were impacted by accounting for the acquisition in accordance with Financial Accounting Standards Board Interpretation No. 46(R) (FIN 46R), “Consolidation of Variable Interest Entities.” Prior to the legal transfer of acquired brands and assets (refer to Note 5, “Acquisitions and Minority Interest”), we consolidated variable interest entities where we were deemed to be the primary beneficiary. Certain entities consolidated at September 30, 2006 were not consolidated as of September 30, 2005, and certain assets or liabilities consolidated as of September 30, 2005 are no longer owned by entities consolidated as of September 30, 2006.

Operating income increased $213.1 million, or 88%, to $456.1 million on the benefit of higher sales, synergy benefits from last year’s acquisition and lower transition costs, partly offset by the inclusion of stock option compensation cost beginning this year. Operating income margin for the first nine months of 2006 was unfavorably impacted by approximately $79 million recorded as revenues that generated no operating income, primarily related to short-term cost-only transitional bottling agreements with Pernod Ricard. In addition, operating income was affected by accounting under FIN 46R.

Factors that could adversely affect results include the possibility of excise and other tax increases, international excise tax duty increases, increased regulation, class actions and/or other litigation, competitive pricing activities and potential changes in distribution.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales increased $31.6 million, or 3%, to $1,095.8 million. Higher sales benefited from increased sales of Titleist and Pinnacle golf balls, and FootJoy and Titleist gloves and golf accessories, as well as share gains in the U.S. golf ball market and continued growth in international markets. These gains were partly offset by slightly lower sales of golf clubs and golf shoes due in part to competitor promotional activity, as well as unfavorable foreign exchange ($6 million).

Operating income decreased $7.1 million, or 4%, to $170.8 million primarily due to higher commodity and energy costs (approximately $7 million) and the inclusion of stock option compensation cost beginning this year, partly offset by higher sales.

We expect the golf industry to benefit from favorable long-term demographic trends, including the impact on rounds of golf played by an aging population (rounds of play increasing with age). In the near term, participation levels are impacted by factors including weather, economic conditions, golf-related travel and corporate spending. U.S. rounds of play were flat in 2004 and 2005 and increased slightly in the first eight months of 2006. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories. International market opportunities, especially in the Pacific Basin region, have provided and are expected to continue providing growth for the Golf business.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size, golf club shaft length and golf club head moment of inertia, and changing the overall distance standard for golf balls. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball and/or club regulation, including a rollback in the performance of either or both. Existing rules and any new rules resulting from this research could change the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

	Net Sales
(in millions)	2006	2005	% Change vs. Prior Year
Home and Hardware	$1,265.7	$1,073.6	17.9%
Spirits and Wine	655.0	449.6	45.7
Golf	297.8	278.4	7.0

Net Sales	$2,218.5	$1,801.6	23.1%

	Operating Income
	2006	2005	% Change vs. Prior Year
Home and Hardware	$197.5	$181.7	8.7%
Spirits and Wine	170.6	95.8	78.1
Golf	30.3	28.6	5.9
Less:
Corporate expenses	18.9	11.6	62.9

Operating Income	$379.5	$294.5	28.9%

Fortune Brands achieved a 23% increase in net sales, a 29% increase in operating income and a 64% increase in net income.

The sales increase was primarily driven by:

•	the addition and growth of the acquired Spirits and Wine brands,

•	the benefit of the SBR acquisition, and

•	organic sales growth and share gains, including new products and expansion into new markets.

Net income benefited from:

•	strong sales growth,

•	the Spirits and Wine acquisition,

•	productivity improvements, and

•	the absence of last year’s currency hedge accounting expense related to the purchase price of the Spirits and Wine acquisition,

partly offset by:

•	a non-cash accounting charge related to an increase in the value of the 10% minority interest in the Spirits and Wine business, and

•	the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R), which we adopted on January 1, 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $416.9 million, or 23%, to $2.2 billion. Sales benefited from:

•	the addition of net sales from acquisitions not in the prior year ($286 million on a pro forma basis as if consolidated as of January 1, 2005, related to the Spirits & Wine and SBR acquisitions) and growth in the total Spirits and Wine business,

•	newly introduced products and line extensions across all businesses ($67 million in total),

•	expanding customer relationships, particularly in the cabinet and entry door businesses, as well as brand extensions into adjacent markets,

•	price increases implemented to offset commodity and energy cost-related increases in the Home and Hardware business,

•	higher excise tax duties due to the addition of the acquired Spirits and Wine brands, and

•	favorable foreign currency ($13 million).

The increase in net sales was partly offset by lower sales of exterior doors.

Cost of products sold

Cost of products sold increased $213.1 million, or 22%, primarily on the impact of the Spirits & Wine and SBR acquisitions, higher net sales and approximately $15-20 million of increased commodity and energy costs, partially offset by productivity improvements.

Excise tax duties on spirits and wine

Excise tax duties on spirits and wine increased as a percentage of sales by approximately 25 basis points primarily due to a higher percentage of Spirits and Wine sales in total Fortune Brands sales. In addition, excise tax duties resulting from the Spirits and Wine acquisition are higher this year since some entities were not consolidated last year because of accounting in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Excise tax duties are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise tax duties collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $87.4 million, or 21%, primarily as a result of the Spirits and Wine acquisition. In addition, increases were due to higher sales, increased advertising for new product introductions and higher brand investment expenses across all companies, as well as the impact of adoption of FAS 123R on share-based compensation ($8 million).

Amortization of intangibles

Amortization of intangibles increased $3.8 million to $12.4 million, primarily due to amortization of intangible assets associated with the SBR and Spirits & Wine acquisitions.

Restructuring charges

For the three months ended September 30, 2006, we recorded restructuring charges of $1.9 million principally related to supply-chain initiatives in the Home and Hardware tool storage business. In the three months ended September 30, 2005, we did not record any restructuring charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $33.5 million to $85.6 million as a result of higher debt associated with the Spirits & Wine and SBR acquisitions and an increase in commercial paper rates.

Other (income) expense, net

Other (income) expense, net increased $83.3 million to income of $9.8 million primarily as a result of absence of last year’s currency hedge accounting expense related to the Spirits and Wine acquisition purchase price ($87.4 million). Other (income) expense, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. distribution joint venture), interest income and foreign currency adjustments related to short-term intercompany positions.

Income taxes

Income taxes decreased $12.7 million, or 15% to $99.0 million. The effective income tax rate for the three months ended September 30, 2006 and 2005 was 32.6% and 51.1%, respectively. In the third quarter of 2006, we recorded a $5.0 million favorable true-up to our expected full year effective rate. The true-up was a result of routine items, as well as a change in Canadian tax law that lowered the federal income tax rate. The decrease in the effective rate was primarily due to the comparison to last year’s rate, which was impacted by non-tax-deductible currency hedge expense associated with the purchase price of the Spirits and Wine acquisition.

Minority interests

Minority interest expense increased $50.1 million to $53.4 million, primarily due to a $47.8 million non-cash accounting charge for an increase in the value of the 10% minority interest in the Spirits and Wine business.

Net income

Net income was $151.3 million, or $1.00 per basic share and $0.98 per diluted share, for the three months ended September 30, 2006. This compared to net income of $92.2 million, or $0.63 per basic share and $0.61 per diluted share, for the three months ended September 30, 2005.

Income from continuing operations was $151.3 million, or $1.00 per basic share and $0.98 per diluted share, for the three months ended September 30, 2006. This compared to $79.3 million, or $0.54 per basic and $0.52 per diluted share for the same period last year. The 91% ($72.0 million) increase in income from continuing operations was primarily due to organic sales growth, the benefit of the Spirits & Wine and SBR acquisitions and the absence of last year’s currency hedge accounting expense ($109.0 million), partly offset by a non-cash accounting charge for an increase in the value of the minority interest in the Spirits and Wine business ($47.8 million) and the impact of FAS 123R resulting in expensing of stock option compensation cost ($5.7 million). In the year ago quarter, the income from discontinued operations was $12.9 million or $0.09 per basic and diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $192.1 million, or 18%, to $1,265.7 million. The increase was primarily attributable to continued volume growth and share gains, especially for the cabinetry and faucet brands, as well as the benefit of acquisitions not in the prior year ($159 million on a pro forma basis as if consolidated as of July 1, 2005). Sales also benefited from new products and line extensions ($61 million in total, particularly in faucets and cabinetry), expanding customer relationships, expansion into adjacent categories (e.g., bath accessories, patio doors and Master Lock automotive towing accessories), growth in international markets, the impact of commodity and energy cost-related price increases and favorable foreign exchange ($5 million). Sales gains were partly offset by lower sales of exterior door systems due to a softening in the U.S. housing market.

Operating income increased $15.8 million, or 9%, to $197.5 million. Operating income benefited from sales growth, productivity improvements, the benefit of acquisitions and the absence of last year’s expenses for a lower cost sourcing initiative and increased logistics costs. This increase was partially offset by higher commodity and energy costs (totaling approximately $10-15 million), as well as the inclusion of stock option compensation cost beginning this year. In addition, operating margins were lower reflecting the addition of SBR, which currently has lower returns than the rest of the Home and Hardware business.

Spirits and Wine

Net sales increased $205.4 million, or 46%, to $655.0 million principally due to the addition of net sales from acquisitions not in the prior year ($127 million on a pro forma basis as if consolidated as of July 1, 2005) as well as year-over-year sales growth in the combined business. Sales benefited from strong performance for several brands, including Jim Beam bourbon, Sauza tequila and Maker’s Mark, as well as super-premium brands and several regional/national brands. Favorable foreign exchange ($6 million) also contributed to the increase in net sales. Reported net sales last year benefited from accounting for the acquisition in accordance with FIN 46R. Prior to the legal transfer of acquired brands and assets, we consolidated variable interest entities where we were deemed to be the primary beneficiary. See Note 5, “Acquisitions and Minority Interest” to our Consolidated Financial Statements for a description of this accounting treatment. Certain entities consolidated at September 30, 2006 were not consolidated as of September 30, 2005, and certain assets or liabilities consolidated as of September, 2005 are no longer owned by entities consolidated as of September 30, 2006.

Operating income increased $74.8 million, or 78%, to $170.6 million on the benefit of higher sales and synergy benefits of last year’s acquisition and lower transition costs, partly offset by the inclusion of stock option compensation cost beginning this year. Operating income margin was unfavorably impacted by approximately $14 million recorded as revenues that generated no operating income, primarily related to short-term cost-only transitional bottling agreements with Pernod Ricard. In addition, the third quarter operating income last year was affected by accounting under FIN 46R.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales increased $19.4 million, or 7%, to $297.8 million. The sales increase was largely due to timing of newly introduced Titleist and Cobra golf club products and continued strong sales of Titleist golf balls. Net sales also benefited from sales increases for outerwear and golf accessories, as well as continued growth in international markets and favorable foreign exchange ($2 million).

Operating income increased $1.7 million, or 6%, to $30.3 million primarily on increased sales, partially offset by higher commodity and energy costs, as well as the inclusion of stock option compensation cost beginning this year.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and dividends, and service indebtedness, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. As a result, we are dependent on their earnings and cash flows, and distributions or advances from them to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In the short-term, our focus for the use of our free cash flow, after internal growth and dividends, is the reduction of debt incurred as a result of the Spirits and Wine acquisition. Despite this near-term focus on debt reduction, we have in the past, and will continue to, periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic transaction, nor what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. For a description of the debt, see “Capitalization” below and Notes 12, “Long-Term Debt,” and 13, “Financial Instruments” to the Consolidated Financial Statements. For a description of the Spirits and Wine acquisition, see Note 5, “Acquisitions and Minority Interest,” to the Consolidated Financial Statements.

Cash Flows

Net cash provided by operating activities was $603.5 million for the nine months ended September 30, 2006 compared with net cash provided of $604.1 million for the same nine-month period last year. The decrease in cash provided of $0.6 million was principally due to Spirits and Wine acquisition-related use of cash (approximately $65-85 million), including a build-up of working capital, costs for termination of certain distributor and supply contracts accrued on the opening balance sheet and operational restructuring in the acquired business. Cash flow from operations benefited from higher net income in the Home & Hardware and Spirits & Wine businesses.

Net cash used by investing activities for the nine months ended September 30, 2006 was $682.3 million, compared with $4,575.0 million in the same nine-month period last year. The decrease of $3,892.7 million was primarily due to payments last year for the Spirits and Wine acquisition ($4,898.8 million) less a dividend from the spin-off of ACCO World Corporation ($613.3 million), partly offset by payments this year for the Spirits and Wine acquisition ($321.5 million) and the SBR acquisition ($271.4 million).

Net cash provided by financing activities for the nine months ended September 30, 2006 was $195.4 million, compared with $4,001.5 million in the same nine-month period last year. The decrease of $3,806.1 million was primarily attributable to higher debt as a result of the Spirits and Wine acquisition last year, partly offset by proceeds of $153.0 million from V&S Group in order to maintain a 10% interest in the Spirits and Wine business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $281.8 million during the nine-month period ended September 30, 2006 to $6.1 billion. The ratio of total debt to total capital decreased to 55.0% at September 30, 2006 from 59.2% at December 31, 2005 primarily due to debt incurred as a result of the Spirits & Wine and SBR acquisitions

In May 2006, we filed with the Securities and Exchange Commission a new universal shelf registration statement, covering the offer and sale of an undetermined amount of various securities.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement. On October 5, 2006 we renewed our 364-day revolving credit facility to mature in 2007. The agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility under which there were no amounts outstanding. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. The facility supports the Company’s commercial paper borrowings in the commercial paper market.

At December 31, 2005, we had a $3.0 billion bridge credit agreement. The bridge credit agreement was terminated upon issuance of new long-term debt. In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consists of $750 million of 5.125% notes due January 2011, $950 million of 5.375% notes due January 2016 and $300 million of 5.875% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion). The €800 million notes consist of €300 million of 3.5% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. See Note 12, “Long-Term Debt,” for additional information on the new debt.

SBR Acquisition

On June 7, 2006, we closed on the acquisition of SBR, a privately held company with brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million (based on the price of Fortune Brands common stock at closing) and was paid with a combination of stock, cash and assumed debt. Based on this valuation, the stock component was 50% of the total purchase price. We assumed $85.9 million of SBR’s debt of which $55.4 million was paid off at closing.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends

On July 25, 2006, we increased our quarterly dividend on common stock by 8% from $0.36 per share to $0.39 per share. A summary of 2006 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.36 per share	January 24, 2006	February 8, 2006	March 1, 2006
$0.36 per share	April 25, 2006	May 10, 2006	June 1, 2006
$0.39 per share	July 25, 2006	August 9, 2006	September 1, 2006
$0.39 per share	September 26, 2006	November 8, 2006	December 1, 2006

A summary of 2006 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 24, 2006	February 8, 2006	March 10, 2006
$0.6675 per share	April 25, 2006	May 10, 2006	June 10, 2006
$0.6675 per share	July 25, 2006	August 9, 2006	September 10, 2006
$0.6675 per share	September 26, 2006	November 8, 2006	December 10, 2006

We expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Forward-Looking Statements.”

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, including those resulting from the Spirits & Wine and SBR acquisitions. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “Forward-Looking Statements.”

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide, B.V. (Maxxium), our Spirits and Wine international sales and distribution joint venture, totaled approximately $79 million as of September 30, 2006. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.6 million as of September 30, 2006 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments (Continued)

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $41 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of September 30, 2006, we recorded a liability of $1.6 million. Refer to Note 4, “Discontinued Operation,” for additional information on the spin-off of the Office business.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At September 30, 2006, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Contractual Obligations

Following the issuance of new long-term debt in the first quarter of 2006, we terminated our bridge credit agreement. As a result, our long-term debt maturities were extended and the related interest payments changed compared to those set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, these obligations, and those related to the acquisition of SBR, were as follows:

(in millions)	Payments Due by Period as of September 30, 2006
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$5,339.3	$301.6	$634.6	$1,755.0	$2,648.1
Interest on long-term debt	2,440.4	268.7	515.3	456.0	1,200.4

Because interest rates on certain debt reflected in the table are variable, the amounts set forth in the table above will vary accordingly.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Indemnification Contracts

We have provided certain indemnities pursuant to which we may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestiture agreements such as environmental, tax, product liability, employee liability and other contingencies depending on the transaction. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires that compensation expense, measured as the fair value of an award at the date of grant, related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. We adopted FAS 123R effective January 1, 2006, using the “modified prospective” transition method as defined in FAS 123R, which requires that compensation cost be recorded for all unvested stock options over the remaining service period. For the full year, we expect the impact on diluted earnings per share of expensing options to be approximately $0.17 per share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

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

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar 2008 for Fortune Brands). We are evaluating the impact of FAS 157 on our results of operations and financial position.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158), which is an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the condensed consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through adjustments to comprehensive income. The funded status of a benefit plan is the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligations (PBO). For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO). Previously unrecognized gains/losses, prior service costs/credits and transition assets/obligations will then be recognized in accumulated other comprehensive income and will continue to be amortized as components of net periodic benefit cost. This Statement is effective for publicly traded companies as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for Fortune Brands). We estimate the impact of adoption of FAS 158 on December 31, 2006 will be to decrease accumulated other comprehensive income in stockholders’ equity in the range of $100-150 million depending on the year-end discount rate and actual fair value of assets in the pension plans.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to:

•	competitive market pressures (including pricing pressures),

•	consolidation of trade customers,

•	successful development of new products and processes,

•	ability to secure and maintain rights to intellectual property,

•	risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects of such acquisitions or joint ventures, integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

•	ability to attract and retain qualified personnel,

•	general economic conditions, including the U.S. housing market,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits and wines,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

•	any possible downgrades of the Company’s credit ratings,

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquisitions and, if necessary, will make appropriate changes as we incorporate our controls and procedures into recent acquisitions.

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

Individual Cases

As of November 1, 2006, there were approximately 13 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number of cases decreased from the 16 cases reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Class Actions

As of November 1, 2006, there were two purported smoking and health class actions pending in which the Company has been named as one of the defendants. This number of cases decreased from the three cases reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Health Care Cost Recovery Actions

As of November 1, 2006, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et. al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs. On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. The Company is not a party to the Engle litigation.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia dismissed certain counts of the lawsuit, but also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants’ profits from the sale of tobacco as a part of its RICO claim. The U.S. Supreme Court denied the government’s petition to review the case on October 17, 2005. The trial was concluded in June, 2005. On August 17, 2006, the Court issued its final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. Both the defendants and the government are pursuing appeals of this matter. The Company is not a party to this action.

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

Terminated Cases

For a list of terminated cases, see Exhibit 99.1 to this quarterly report on Form 10-Q.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan and West Virginia seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Michigan lawsuit, Alston v. Advanced Brands & Importing Co., et al., was filed March 30, 2005 in the Circuit Court for the Third Judicial Circuit, Michigan. The Company was voluntarily dismissed from the Alston matter without prejudice on April 24, 2006. The remaining defendants were dismissed by the Court on May 1, 2006. Plaintiffs have appealed to the United States Court of Appeals for the Sixth Circuit. The West Virginia lawsuit, Bertovich v. Advanced Brands & Importing Co., et al., was filed February 17, 2005 in the Circuit Court of Hancock County, West Virginia, and was removed to the U.S. District Court for the Northern District of West Virginia on May 22, 2005. The Company was voluntarily dismissed from the Bertovich matter without prejudice on April 21, 2006 by the plaintiffs. On August 14, 2006 (as amended August 17, 2006), the Bertovich matter was dismissed by the court. Plaintiffs have appealed to the United States Court of Appeals for the Fourth Circuit.

The Company and its Spirits and Wine business were also previously named as defendants in an Ohio lawsuit, Eisenberg vs. Anheuser Busch, et al., pending in the U.S. District Court of the Northern District of Ohio. On February 6, 2006, the court granted defendants’ motion and dismissed the entire case. Plaintiffs have appealed to the United States Court of Appeals for the Sixth Circuit. The Eisenberg action has been consolidated with the Alston action in the Sixth Circuit for purposes of appeal. The Company and its Spirits and Wine business were previously named as defendants in a Wisconsin lawsuit, Tomberlin vs. Adolph Coors Company, et al., pending in the Circuit Court, Dane County, Wisconsin. That case was dismissed by the court in its entirety on February 16, 2006. Plaintiffs have appealed to the Wisconsin Court of Appeals, Fourth District.

The lawsuits are similar in that each alleges that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underage and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company’s Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal purchase age. The Company denies that its Spirits and Wine business markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

In addition, Sciocchetti v. Advanced Brands & Importing Co., et al., was filed February 16, 2005 in the Supreme Court, Albany County, New York, but on April 20, 2005, the Company was voluntarily dismissed without prejudice. The plaintiffs voluntarily dismissed this action without prejudice on October 24, 2006.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2006:

Three Months Ended September 30, 2006	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 – July 31	407	$72.93	—	—
August 1 – August 30	—	—	—	—
September 1 – September 30	—	—	—	—

Total	407	$72.93	—	—

(1)	The Company did not repurchase any shares between July 1, 2006 and September 30, 2006 pursuant to any formal share repurchase program. The Company’s prior share repurchase program which authorized the Company to purchase up to 10,000,000 shares in total on or prior to February 28, 2006 expired on such date and has not been re-approved.
(2)	The Company purchased all of the 407 shares between July 1, 2006 and September 30, 2006 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

3(ii)	By-laws of Fortune Brands, Inc. (as amended), as of September 26, 2006, is incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated September 29, 2006.

10.1	364-Day Revolving Credit Agreement dated as of October 5, 2006 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 10, 2006.

12.1	Statement regarding computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	List of Terminated Tobacco Cases.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC. (Registrant)

Date: November 8, 2006	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President
and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(ii)	By-laws of Fortune Brands, Inc. (as amended), as of September 26, 2006, is incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated September 29, 2006.

10.1	364-Day Revolving Credit Agreement dated as of October 5, 2006 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 10, 2006.

12.1	Statement regarding computation of ratio of earnings to fixed charges.

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	List of Terminated Tobacco Cases.