Form 10-K
period 2006-12-31
FORTUNE BRANDS INC
filed 2007-03-01
CIK 789073

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer        ☒        Accelerated filer        ☐        Non-accelerated filer        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        ☐        No        ☒

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at June 30, 2006 (the last day of our most recent second quarter), was $10,679,795,922.70. The number of shares outstanding of registrant's common stock, par value $3.125 per share, at February 9, 2007, was 152,458,655.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 24, 2007 (to be filed not later than 120 days after the end of registrant's fiscal year) ("the 2007 Proxy Statement") is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

(a)   General development of business.

Fortune Brands, Inc. is a holding company with operating companies engaged in the manufacture, production and sale of Home and Hardware products, Spirits and Wine and Golf products. References to "we," "our" and "the Company" refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

As a holding company, the Company is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the Company, and thus the right of the Company's creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company's claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of the Company's unconsolidated revenues and funds is dividends and other payments from subsidiaries. The Company's principal subsidiaries currently are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Fortune Brands' success is driven by leading consumer brands in three categories: Spirits and Wine, Home and Hardware products and Golf products. We seek to grow sales and earnings by investing in the profitable growth of our leading consumer brands. Our brand investments include support for marketing, advertising and the development of innovative new products in domestic and international markets. We also seek to gain market share by developing and expanding customer relationships.

Another key aspect of our strategy is to continuously improve the productivity, and the cost and asset structures, of our businesses. Cost-reduction opportunities resulted in pre-tax restructuring charges of $21.2 million and $9.8 million in 2006 and 2004, respectively. We did not record any restructuring charges in 2005. Refer to Note 16, "Restructuring and Restructuring-related Charges," to the Consolidated Financial Statements, Item 8 to this Form 10-K.

While our first priority is profitable internal growth, we also pursue high-return growth through acquisitions and joint ventures that position our businesses for even stronger growth and higher returns. We have made the following acquisitions and divestitures in recent years:

In 2006:

  •
  We acquired SBR, Inc. (now Simonton Holdings, Inc.), a company of brands including Simonton Windows, a leading vinyl-framed window brand in North America, for a total cost of $599.8 million (June 2006).

In 2005:

  •
  We acquired more than 25 spirits and wine brands as well as certain distribution assets in key markets from Pernod Ricard S.A. for a total cost of approximately $5.25 billion. Brands acquired include Sauza tequila, Maker's Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch and Clos du Bois super-premium wines (July 2005).

  •
  We completed the spin-off of the Office products business, ACCO World Corporation, to the Company's shareholders. In addition to retaining their shareholdings in Fortune Brands, each Fortune Brands shareholder received one share of ACCO Brands Corporation for each 4.255 shares of Fortune Brands stock held (August 2005).

In 2004:

  •
  Therma-Tru Holdings, Inc. acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems, and Master Lock Company acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million (June 2004).

In 2002-2003:

  •
  Our Home and Hardware business acquired Therma-Tru Holdings, Inc. Therma-Tru is the leading brand of residential entry doors in the United States. The cost of the acquisition was $924.0 million (November 2003).

  •
  We acquired Capital Cabinet Corporation, American Lock Company and Wild Horse Winery for an aggregate cost of $123.7 million (various dates in 2003). In 2002, we acquired Omega Holdings, Inc., a leading manufacturer of custom and semi-custom cabinetry, for $538.0 million.

On an ongoing basis, we review the portfolio of brands owned by our operating companies and evaluate options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions may be made, we could finance acquisitions by issuing additional debt or equity securities. The possible additional securities from any completed acquisitions could increase the Company's debt-to-equity ratio, and these debt or equity securities might, at least in the near term, have a dilutive effect on earnings per share. We also consider other corporate strategies intended to enhance shareholder value, including share repurchases and higher dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect thereof might be upon the Company's results of operations, cash flows or financial condition.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to:

  •
  competitive market pressures (including pricing pressures),

  •
  consolidation of trade customers,

  •
  successful development of new products and processes,

  •
  ability to secure and maintain rights to intellectual property,

  •
  risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

  •
  ability to attract and retain qualified personnel,

  •
  general economic conditions, including the U.S. housing market,

  •
  weather,

  •
  risks associated with doing business outside the United States, including currency exchange rate risks,

  •
  interest rate fluctuations,

  •
  commodity and energy price volatility,

  •
  costs of certain employee and retiree benefits and returns on pension assets,

  •
  dependence on performance of distributors and other marketing arrangements,

  •
  the impact of excise tax increases on distilled spirits and wines,

  •
  changes in golf equipment regulatory standards and other regulatory developments,

  •
  potential liabilities, costs and uncertainties of litigation,

  •
  impairment in the carrying value of goodwill or other acquired intangibles,

  •
  historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

  •
  any possible downgrades of the Company's credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

(b)   Financial information about industry segments.

See Note 17, "Information on Business Segments," to the Consolidated Financial Statements, Item 8 to this Form 10-K.

(c)   Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the Home and Hardware, Spirits and Wine, and Golf business segments. For financial information about these business segments, see Note 17, "Information on Business Segments," to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Home and Hardware

Fortune Brands Home & Hardware LLC (Home and Hardware) is a holding company for subsidiaries in the Home and Hardware business. Subsidiaries include MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Moen Incorporated (Moen), Therma-Tru Corp. (Therma-Tru), Simonton Holdings, Inc. (Simonton) and Fortune Brands Storage and Security LLC (Master Lock and Waterloo). Home and Hardware's operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. The home and hardware industry is highly competitive. Factors that affect the Home and Hardware business' results of operations include levels of home improvement and residential construction activity, principally in the U.S. Approximately 10% of Home and Hardware's sales are to international markets.

MasterBrand Cabinets manufactures custom, semi-custom, stock and ready-to-assemble cabinetry for the kitchen, bath and home. MasterBrand Cabinets sells under brand names including Aristokraft, Omega, Kitchen Craft, Schrock, Diamond, HomeCrest, Decorá and Kemper. MasterBrand Cabinets sells directly to kitchen and bath specialty dealers, home centers, wholesalers and large builders. In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation. In April 2002, MasterBrand Cabinets acquired Omega Holdings, Inc., a manufacturer of custom and semi-custom cabinetry. MasterBrand Cabinets' competitors include Masco, American Woodmark Corporation and Armstrong World Industries. MasterBrand Cabinets is the second largest manufacturer of cabinetry in North America.

Moen manufactures faucets, bath furnishings, accessories, parts and kitchen sinks in North America and China. Sales are made through Moen's own sales force and independent manufacturers' representatives, primarily to wholesalers, mass merchandisers, home centers and industrial distributors. Products are sold principally in the U.S. and Canada and also in China, Mexico and Latin America. Moen's chief competitors include Masco, Black & Decker, Kohler, American Standard and imported private-label brands. Moen is the #1 faucet brand in North America.

In November 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc., the #1 residential entry door brand in the United States. Therma-Tru manufactures fiberglass and steel residential entry door and patio door systems, primarily for sale in the United States, Canada and Western Europe. Therma-Tru's principal customers are home centers, builders and millwork building products distributors that provide products to the residential new construction market and home centers, as well as to the remodeling and renovation markets. Therma-Tru's competitors include Masonite, JELD-WEN and Plastpro. In June 2004, Therma-Tru acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems.

In June 2006, we acquired Simonton, a privately held company consisting of brands including Simonton Windows, a leading brand of vinyl-framed windows and patio doors. Simonton products are principally manufactured and sold in the United States. Simonton's principal customers are home centers, wholesale distributors and builders that provide products to the residential market, primarily for both retrofit and new construction applications. Simonton's competitors include Silverline, Atrium and Masco.

Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive, trailer and towing locks and other specialty safety and security devices. Sales of products designed for consumer use are sold to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are sold to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Kryptonite, W.H. Brady, Hampton and various imports in the padlock segment. In April 2003, Master Lock acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks. In June 2004, Master Lock acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. Master Lock is the #1 padlock worldwide.

Waterloo manufactures tool storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, to Lowe's under the Kobalt brand name, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Contico, Zag, Rubbermaid and others in the plastic hand box category. Waterloo is the #1 tool storage manufacturer worldwide.

Raw materials used for the manufacture of products offered by Home and Hardware's operating companies are primarily red oak, maple and pine lumber, particleboard, rolled steel, brass, zinc, copper, nickel, aluminum, glass and various plastic resins. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the costs of manufacturing our products. In 2006, the Home and Hardware business continued to experience increases in commodity and energy-related costs. While in the past we have been able to mitigate the impact through productivity improvements and passing on increased costs to our customers, there is no assurance that we will be able to offset these cost increases in the future.

Spirits and Wine

Beam Global Spirits & Wine, Inc. (BGSW), with its affiliates, is a holding company in the distilled spirits and wine business. The Company's operating subsidiaries include Jim Beam Brands Co. (JBBCo.), Future Brands LLC, a majority-owned subsidiary (Future Brands), Jim Beam Brands Australia Pty. Limited, Beam Global España S.A., Beam Global Spirits & Wine (U.K.) Ltd., Tequila Sauza S.A. de C.F., Canadian Club Canada, Inc., Maker's Mark Distillery, Inc., Courvoisier S.A.S., Jim Beam Brands Canada LP and Beam Wine Estates, Inc.

On July 1, 2006, V&S Group (V&S) contributed $153 million to maintain a 10% interest in the Spirits and Wine business. Fortune Brands continues to own 90% of the capital stock of BGSW.

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Acquired Assets) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker's Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands and distribution operations in the U.K., Germany and Spain, and with respect to wine, in the U.S.

In July 2003, the Spirits and Wine business acquired Wild Horse Winery, a California-based producer of super-premium and ultra-premium wines. In December 2003, the Spirits and Wine business extended the rights to manufacture and distribute Gilbey's gin and vodka for an additional 20 years.

With the integration of the Acquired Assets, principal markets for the products of the Spirits and Wine business are the U.S., Canada, Australia, the U.K., Spain and Mexico. Approximately 35% of our Spirits and Wine business' sales and 45% of our case volume are to international markets.

The Spirits and Wine business owns its leading brands, except that DeKuyper cordials are produced and sold in the U.S. under a perpetual license, and Gilbey's gin and Gilbey's vodka are produced and sold in the U.S. under a license expiring September 30, 2027.

The Company's Spirits and Wine business has changed significantly with the acquisition of the Acquired Assets. Previously the Spirits and Wine business had strong market positions in the U.S. and Australia, a smaller market position in Europe (primarily the U.K. and Germany), and a small U.S. wine business. With the Acquired Assets, our Spirits and Wine business improved its competitive position, becoming much larger in scale and scope, more balanced globally in key growth markets, more focused on premium products, and broader in range of product offerings, with significant positions in categories such as tequila, cognac, Scotch whisky and Canadian whisky. We also now have significant business in leading regional and national spirits categories such as in German liqueurs and Spanish brandies, and a large portfolio of premium, super-premium and ultra-premium U.S. wines, and, subsequent to the acquisition, an agency relationship for the importation and marketing of the super- and ultra-premium New Zealand and Australian wines of the Lion Nathan Wine Group.

Our leading brands include Jim Beam (#1 bourbon), Maker's Mark (#1 super-premium bourbon), Sauza (#2 tequila), Canadian Club (#2 Canadian whisky), DeKuyper (#1 cordials line in the U.S.), Laphroaig (#1 Islay malt whisky), Courvoisier (one of the world's leading cognacs) and Clos du Bois (#2 super-premium U.S. wine).

Strong national and regional brands include Teacher's Scotch whisky, Harveys sherries, Cockburn's port, Larios gin, Whisky DYC and Kuemmerling bitters.

Our wine business includes premium, super-premium and ultra-premium brands, such as Clos du Bois, Geyser Peak, Wild Horse, Buena Vista, Gary Farrell, William Hill, and the importation and marketing rights to the New Zealand and Australian wines of the Lion Nathan Wine Group.

Our spirits and wine products are sold through recognized industry channels including the Future Brands LLC and Maxxium Worldwide B.V. (Maxxium) joint ventures in which the Spirits and Wine business is a partner and shareholder, independent distributors and global or regional duty free customers. Products are also sold through government-controlled liquor authorities in the 18 "control" states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages.

In November 2006, Rémy Cointreau gave notice to Maxxium that it will terminate its ownership stake with Maxxium effective March 30, 2009. Maxxium distributes and sells spirits and wine in key markets outside the United States. Other joint venture partners include The Edrington Group and V&S. We do not expect Rémy Cointreau's eventual departure will have a material adverse impact on either the operations of Maxxium, or the financial results of the Company or the Spirits & Wine business. Rémy Cointreau brands account for only about 15% of Maxxium's case volume.

In October 2003, BGSW signed a development and distribution agreement with Starbucks Corporation to develop, manufacture and market a new product, Starbucks Coffee Liqueur, in the U.S. The product launched nationwide in the 1st quarter of 2005 and a line extension, Starbucks Cream Liqueur, was launched nationwide in 2006.

The distilled spirits and wine business is highly competitive. Our Spirits and Wine business is the largest U.S.-based producer and marketer of distilled spirits, is the 4th largest premium spirits company in the world, and is also one of the top five super-premium wine businesses in the U.S. We compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. Major competitors include Diageo, Pernod Ricard, Bacardi, Rémy Cointreau, Brown-Forman and Constellation Brands.

The peak season for the Spirits and Wine business is the fourth quarter due to holiday buying.

Because whiskeys/whiskies, cognacs, brandies, ports and some tequila varieties are aged for various periods (generally, from three to ten years for whiskies, for example), the Spirits and Wine business maintains, in accordance with industry practice, substantial inventories of maturing product in warehouse facilities. Production of maturing inventory is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, the Spirits and Wine business may, from time to time, seek to purchase maturing spirit to meet estimated future demand or sell excess maturing spirit.

The principal raw materials for the production, storage and aging of distilled products are primarily corn and other grains for whiskeys/whiskies and other spirits, agave for tequila, and new or used oak barrels. These materials are generally readily available from a number of sources except that new oak barrels are available from only a few major sources, one of which is owned by a competitor. JBBCo. has a long-term supply agreement for new oak barrels from a third party who is not a competitor.

The principal raw materials used in the production of cognacs and wines are grapes, barrels and packaging materials. Grapes are obtained from company-owned vineyards, purchased from independent growers under long-term supply contracts or purchased on the spot market, and, from time to time, are affected by weather and other forces that may impact production and quality.

The production, storage, transportation, distribution and sale of our Spirits and Wine products are subject to regulation by federal, state, local and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits and wine in whole or in part.

In many of the key markets for our Spirits and Wine business, distilled spirits and wine are subject to federal excise taxes and/or customs duties as well as state/provincial, local and other taxes. Beverage alcohol sales are sensitive to higher excise tax rates. Although no federal excise tax increase is presently pending in the

U.S., our largest market, many states are considering possible excise tax increases and the possibility of future increases cannot be ruled out. Excise or other tax increases are also considered from time to time in other key markets such as the U.K., Spain and Mexico. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on unit sales and increase existing competitive pressures.

Golf

Acushnet Company (Acushnet), together with its subsidiaries, is a leading manufacturer and marketer of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear and accessories. Acushnet's leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist putters; Vokey wedges; FootJoy golf shoes; FootJoy and Titleist golf gloves; and FootJoy outerwear. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty and sporting goods stores throughout the United States. Sales are made directly in the U.S. and in other key international markets through subsidiaries and outside these areas through distributors or agents. Approximately 35% of Acushnet's sales are to international markets.

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. Acushnet has the leading market positions in golf balls (Titleist), golf shoes and golf gloves (FootJoy). Acushnet also is a leading U.S. competitor in golf clubs (Titleist & Cobra). In golf balls, Acushnet's main competitors are Nike, Callaway, Bridgestone, and TaylorMade. In golf clubs, Callaway, TaylorMade, Ping, Cleveland and Nike are the primary competitors. In golf shoes, Nike and Adidas are the main competitors. In golf gloves, Nike and Callaway are the primary competitors. Acushnet's business is seasonal and approximately 60% of sales occur in the first half of the year and less than 20% in the fourth quarter.

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

There is currently a substantial issue with "knock-off" and counterfeit golf clubs, which imitate or copy the protected features of original equipment manufacturers' golf club products. Acushnet has an active program of enforcing intellectual property rights against those who make or sell these products.

Despite favorable demographics of an aging population (rounds of play increasing with age), rounds of play in the U.S. were flat in 2004 and 2005, and up modestly in 2006. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories. In addition, international market opportunities, especially in the Pacific Basin region, are contributing to growth for the Golf business.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size, golf club shaft length and golf club head moment of inertia, and changing the overall distance standard for golf balls. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball and/or club regulation, including a rollback in the performance of either or both. Existing rules and any new rules resulting from this research could change the golf products industry's ability to innovate and deploy new technologies, potentially impacting our Golf business.

Other Matters

Employees

As of December 31, 2006, the Company and its subsidiaries had the following number of employees:

Home and Hardware	27,729
Spirits and Wine	3,178
Golf	5,238
Corporate	106

Total	36,251

Environmental Matters

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2006 and 2005, environmental accruals amounted to $33.1 million and $41.5 million, respectively, and are included in non-current liabilities on the balance sheet. The decrease primarily relates to expiration of a contractual indemnification period of a divested business. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition. See "Item 7 — Management's Discussion and Analysis of Results of Financial Condition and Results of Operations — Pending Litigation — Environmental Matters" for more information.

(d)   Financial information about geographic areas.

We sell products primarily in the United States, Canada, Europe (primarily the U.K, Spain, Germany and France), Australia and Mexico. A change in the value of the currencies of these countries can impact our financial statements when translated into U.S. dollars. The exchange rates between some of the foreign currencies in which our subsidiaries operate and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. We manufacture and source our products in the United States, Europe, Canada, Mexico, China, Thailand and other countries. We are subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. See Note 17, "Information on Business Segments," to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Website Access to SEC Reports

The Company's website address is www.fortunebrands.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company's website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site

(http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors.

We believe that the following risks and uncertainties may be material to our business. Additional risks and uncertainties that we currently consider to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely impacted.

We operate in highly competitive consumer categories.

While we largely compete for customers on the basis of product quality, cost, brand strength and service, price is also an important basis of selection and competition. Our success depends on continuously improving our offerings and appealing to the changing needs and preferences of our customers and end consumers. While our businesses are leaders in their categories and devote significant resources to continuous improvement of their products and marketing strategies, it is possible competitors may improve more rapidly or effectively, adversely affecting our sales, margins and profitability.

Continued consolidation of our trade customers and increased competition in private-label products, particularly in the home & hardware industry, could adversely affect our business.

There has been consolidation of our trade customers and growth in the sales of private-label products in portions of our markets, particularly in the home and hardware industry. Though large customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance. These larger customers can make significant changes in their volume of purchases, seek price reductions and even become competitors for some products. Further consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. Similarly, growth in the sales of private-label products could potentially reduce our margins and profits.

Demand for our products and our financial results are dependent on the successful development of new products and processes.

Our success depends in part on fulfilling unmet consumer needs and anticipating changes in consumer preferences with successful new products and product relaunches. We aim to introduce products and new or improved production processes on a timely basis to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to research and development of new manufacturing techniques, we may not be successful in the development of new products or techniques, or our new products may not be commercially successful.

The inability to secure and maintain rights to intellectual property could adversely affect our business.

We have many patents, trademarks, brand names and trade names that are important to our business. Our business could be adversely affected by the loss of any major brand or by infringement of our intellectual property rights. We are also subject to risks in this area because existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products from infringement by others. In addition, others may assert intellectual property infringement claims against us or our customers.

Risks associated with our strategic acquisitions and joint ventures could adversely affect our business.

We have completed a number of acquisitions and joint ventures in recent years, including the purchase of more than 25 spirits and wine brands and distribution assets from Pernod Ricard S.A. in 2005 and the acquisition of the Simonton window business in 2006. We will continue to consider acquisitions and joint ventures as a means of enhancing shareowner value. Acquisitions and joint ventures involve risks and uncertainties, including:

  •
  difficulties integrating acquired companies and operating joint ventures, retaining the acquired businesses' customers, and achieving the expected financial results and benefits of transactions, such as revenue increases, cost savings, and increases in geographic or product presence;

  •
  loss of key employees from acquired companies;

  •
  implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

  •
  diversion of management's attention from other business concerns.

Future acquisitions could cause us to incur additional debt, issue shares, increase contingent liabilities, increase interest expense and amortization expense related to intangible assets, as well as experience dilution in earnings per share and return on capital. Future impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

Our failure to attract and retain qualified personnel could adversely affect our business.

Our success depends in part on the efforts and abilities of our senior management team and key employees. Their motivation, skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, motivate and retain members of our senior management team and key employees could have a negative effect on our operating results.

Various external conditions — including economic, weather and business conditions — could adversely impact our sales and profitability.

Demand for our products is sensitive to many external factors. Our home and hardware business is impacted by housing affordability, mortgage interest rates, employment and consumer confidence, as well as the number of homes constructed and, to a lesser extent, existing home sales. Our golf business is impacted by vacation travel volume and corporate spending. Weather conditions are also a factor impacting year to year comparisons. The impact of these external factors is difficult to predict, and one or more of these factors could adversely affect our business.

We sell products globally and are exposed to currency exchange rate risks.

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

We manufacture and source many products internationally and are exposed to risks associated with doing business globally.

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

Risks associated with interest rate fluctuations as well as commodity and energy price increases and volatility could adversely affect our business.

We are exposed to risks associated with interest rate fluctuations and commodity price volatility arising from weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We buy commodities, including steel, copper, zinc, titanium, glass, plastic, resins, wood, particleboard, grains and grapes. Increases and volatility in the prices of these commodities as well as products sourced from third parties, and energy used in making and distributing our products, could increase the manufacturing costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers, there is no assurance that we will be able to offset these cost increases in the future. While we use derivative contracts to limit our exposure to commodity price volatility, the exposures under these contracts could still be material to our results of operations and financial condition.

Costs of certain employee and retiree benefits may continue to rise.

Increases in the costs of medical and pension benefits could continue and negatively affect our business as a result of:

  •
  increased usage of medical benefits by current and retired employees and medical inflation in the United States;

  •
  the effect of any decline in the stock and bond markets on the performance of our pension plan assets;

  •
  potential reductions in the discount rate used to determine the present value of our benefit obligations; and

  •
  changes in law and accounting standards that may increase the funding of, and the expense reflected for, employee benefits.

Our businesses rely on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels.

Our spirits and wine products are sold principally through wholesale distributors for resale to retail outlets. The replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our Spirits and Wine business. Our Home and Hardware business also relies on a distribution network comprised of consolidating customers. Any unplanned disruption to the existing distribution could adversely affect our revenues and profitability. A disruption could be caused by the sale of a distributor to a competitor, financial instability of the distributor, or other unforeseen events.

Increased excise taxes on distilled spirits and wine could adversely affect our Spirits and Wine business.

Distilled spirits and wine are subject to excise tax in many countries where we operate. No federal excise tax increase is presently pending in the United States, our largest market. However, many states and other jurisdictions are considering possible excise tax increases. The effect of any future excise tax increases in any jurisdiction cannot be determined, but increased excise taxes could have an adverse effect on our business by reducing demand.

Changes in regulatory standards could adversely affect our businesses.

In golf, our ability to develop and market new products is potentially diminished by rules governing equipment standards set by industry associations, such as restrictions on golf club head size and shaft length, and the overall distance standard for golf balls, which could adversely impact our golf business. In Home and Hardware, California recently enacted legislation mandating new standards for acceptable lead content in plumbing products for sale in California effective January 1, 2010. While we believe our Moen business will execute plans to meet the new standards by the effective date, implementation is not certain and financial results may be adversely impacted.

Potential liabilities and costs from litigation could adversely affect our business.

Our business is subject to risks related to litigation with respect to various matters, including with respect to alcohol-related liability as well as tobacco products made and sold by former subsidiaries. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and shareholder equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition and advances in technology, a significant product liability or intellectual property claim, or other factors leading to reduction in expected sales or profitability. If the value of goodwill or other acquired intangibles is impaired, our earnings and net worth could be adversely affected.

Historical financial statements may not be reflective of our future financial condition and results of operations due to our recent portfolio realignment or other reasons.

We made significant changes in our business, as discussed in this report, including spinning off our Office products business, buying more than 25 spirits and wine brands and other assets of Allied Domecq PLC, borrowing to finance that acquisition, and acquiring the Simonton window business. Although we believe that this report contains all material information that is necessary to make an informed assessment of our assets and liabilities, financial position, profit and losses and prospects, historical financial statements do not necessarily provide all the financial information investors may consider relevant in evaluating our business after these changes or represent what our results of operations or financial position will be for any future periods.

Downgrades of our credit ratings could adversely affect us.

If Moody's, S&P or Fitch were to downgrade our credit rating, such a downgrade could result in loss of access to the commercial paper market and increase our cost of capital. Downgrades of our credit ratings could also affect the value or marketability of our outstanding notes.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company leases principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries:

Segment	Manufacturing Plants		Distribution Centers		Warehouses		Other
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased

Home and Hardware
U.S.	38	13	2	15	1	8
Canada	2	2		3		1
Mexico	3	1	1	1
Central America				1
Europe	1	2				1
Asia	1	1		1
Spirits and Wine
U.S.	12	2	1	1	12	3	2
Europe	10		1	1	11	1		1
Canada	1				1
Mexico	1	1			2	3
Asia	1			9		5
Golf
U.S.	4	1	1	2			3	3
Europe			1	1				1
Canada				1
Asia	2	1	1	7
Australia/New Zealand				2
Corporate
U.S.								1

Total U.S.	54	16	4	18	13	11	5	4

Total Non-U.S.	22	8	4	27	14	11	—	2

TOTAL	76	24	8	45	27	22	5	6

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

On July 30, 2004, B&W and R.J. Reynolds Tobacco Holdings, Inc. announced that they had completed the combination of their respective U.S. tobacco businesses, previously conducted by B&W (and ATCO) and

R.J. Reynolds Tobacco Co., by forming a new combined company known as R.J. Reynolds Tobacco Company. As a result of the combination and in accordance with the Indemnification Agreement, the new R.J. Reynolds Tobacco Company has assumed the indemnification obligations under the Indemnification Agreement relating to the U.S. business previously conducted by B&W (and ATCO). B&W has not been released from any of its obligations under the Indemnification Agreement. We refer to B&W and the new R.J. Reynolds Tobacco Company as the "Indemnitor" under the Indemnification Agreement.

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

Individual Cases

As of February 9, 2007, there were approximately 13 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared to 16 cases as reported in our Annual Report on Form 10-K for the year ended December 31, 2005. See "List of Pending Cases" below.

Class Actions

As of February 9, 2007, there were two purported smoking and health class actions pending in which the Company has been named as one of the defendants, compared to three cases as reported in our Annual Report on Form 10-K for the year ended December 31, 2005. See "List of Pending Cases" below.

Health Care Cost Recovery Actions

As of February 9, 2007, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2005. See "List of Pending Cases" below.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury's verdict and damages award and decertified the class. On October 22, 2003, plaintiffs' counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury's $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs. On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. The Company is not a party to the Engle litigation.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia dismissed certain counts of the lawsuit, but also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants' profits from the sale of tobacco as a part of its RICO claim. The U.S. Supreme Court denied the government's petition to review the case on October 17, 2005. The trial was concluded in June, 2005. On August 17, 2006, the Court issued its final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as "low tar," "light" or "ultra light" from cigarette packages and to publish certain "corrective" statements regarding smoking and health issues. Both the defendants and the government are pursuing appeals of this matter. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for "light" or "low tar" cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiff's appeal. Class actions involving similar allegations (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco, respectively, in the same court. Trials in the Howard and Turner cases have been stayed pending resolution of the Price litigation. The Company is not a party to the Price, Howard or Turner litigation.

Resolution of Health Care Cost Recovery Actions by State, U.S. Territories and the District of Columbia

In 1998, certain U.S. tobacco companies, including B&W, entered into a Master Settlement Agreement (the "MSA") with certain state attorneys general that resulted in the dismissal of all remaining health care reimbursement lawsuits brought by 52 government entities, including 46 states, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia. Although the Company is not a party to the MSA and is not bound by any of its payment obligations or other restrictions, the Company understands that it is a released party under the terms of the MSA, which provides for the release of claims not only against participating manufacturers, but also against their predecessors, successors, and past, present and future affiliates.

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

Pending Cases

For a list of pending cases, see Exhibit 99 to this Annual Report on Form 10-K.

Terminated Cases

No cases were terminated during the fourth quarter of 2006. See Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2006 for a description of cases terminated during 2006.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan and West Virginia seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Michigan lawsuit, Alston v. Advanced Brands & Importing Co., et al., was filed March 30, 2005 in the Circuit Court for the Third Judicial Circuit, Michigan, and was removed to the U.S. District Court for the Eastern District of Michigan on July 5, 2005. The Company was voluntarily dismissed from the Alston matter without prejudice on April 24, 2006. The remaining defendants were dismissed by the Court on May 1, 2006. Plaintiffs have appealed to the United States Court of Appeals for the Sixth Circuit, where it was consolidated with the Eisenberg action (discussed below) for purposes of appeal; the appeal is now fully briefed. The West Virginia lawsuit, Bertovich v. Advanced Brands & Importing Co., et al., was filed February 17, 2005 in the Circuit Court of Hancock County, West Virginia, and was removed to the U.S. District Court for the Northern District of West Virginia on May 22, 2005. The Company was voluntarily dismissed from the Bertovich matter without prejudice on April 21, 2006 by the plaintiffs. On August 14, 2006 (as amended August 17, 2006), the Bertovich matter was dismissed by the court. Plaintiffs have appealed to the United States Court of Appeals for the Fourth Circuit, and the appeal is now fully briefed.

The Company and its Spirits and Wine business were also previously named as defendants in an Ohio lawsuit, Eisenberg vs. Anheuser Busch, et al., filed in the Court of Common Pleas in Cuyahoga County, Ohio and removed to the U.S. District Court for the Northern District of Ohio. On February 6, 2006, the court granted defendants' motion and dismissed the entire case. Plaintiffs have appealed to the United States Court of Appeals for the Sixth Circuit. The Eisenberg action has been consolidated with the Alston action in the Sixth Circuit for purposes of appeal (and, as noted above, it is now fully briefed). The Company and its Spirits and Wine business were previously named as defendants in a Wisconsin lawsuit, Tomberlin vs. Adolph Coors Company, et al., in the Circuit Court, Dane County, Wisconsin. That case was dismissed by the court in its entirety on February 16, 2006. Plaintiffs have appealed to the Wisconsin Court of Appeals, Fourth District. Plaintiff's appellate brief is due February 15, 2007.

The lawsuits are similar in that each alleges that the defendants have engaged in deceptive marketing practices and schemes targeted at people under the legal purchase age, negligently marketed their products to the underaged and fraudulently concealed their alleged misconduct. Plaintiffs seek the disgorgement of unspecified profits earned by the Company's Spirits and Wine business in the past and other unspecified damages and equitable relief. Other purported class actions are pending against other producers of alcoholic beverages for alleged marketing to persons under the legal purchase age. The Company denies that its Spirits and Wine business markets beverage alcohol products to persons under the legal purchase age and denies that the advertising practices of its Spirits and Wine business are illegal or in violation of industry codes concerning responsible marketing practices. It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs' claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

For a discussion of other pending litigation, see Note 22, "Pending Litigation," to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Supplementary Item. Executive Officers of the Company.

The name, present positions and offices with the Company, principal occupations during the past five years and age of each of the Company's present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Bruce A. Carbonari	President and Chief Operating Officer since January 2007; Chairman and Chief Executive Officer of Fortune Brands Home & Hardware LLC since August 2005 and President and Chief Executive Officer from January 2001 to August 2005.	51
Mark Hausberg	Senior Vice President — Finance and Treasurer since January 2000.	57
Christopher J. Klein	Senior Vice President — Strategy and Corporate Development since April 2003; Executive Vice President — Payment Strategies and Acquisitions for Bank One Corporation from 2001 to 2003; Managing Director of Financial Services for Internet Capital Group from 2000 to 2001.	43
Craig P. Omtvedt	Senior Vice President and Chief Financial Officer since January 2000.	57
Mark A. Roche	Senior Vice President, General Counsel and Secretary since January 2000.	52
Norman H. Wesley	Chairman of the Board and Chief Executive Officer since December 1999.	57

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Common Stock Cash Dividend Payments

	2006	2005

Payment date	Per share	Per share

March	$0.36	$0.33
June	0.36	0.33
September	0.39	0.36
December	0.39	0.36

Total	$1.50	$1.38

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under "Business — Cautionary Statement."

Quarterly Composite Common Stock Prices

	2006		2005

	High	Low	High	Low

First Quarter	$82.87	$74.96	$85.22	$75.11
Second Quarter	$82.27	$68.45	$91.75	$81.27
Third Quarter	$76.15	$69.05	$96.18	$79.69
Fourth Quarter	$85.96	$73.24	$81.54	$73.50

On August 16, 2005, Fortune Brands spun off its Office products business. In the table above, market prices include the value of the Office products business through the date of spin-off.

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 9, 2007, there were 21,923 record holders of the Company's common stock, par value $3.125 per share.

See "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information" for information with respect to securities authorized for issuance under the Company's equity compensation plans.

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

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2006:

Three Months Ended December 31, 2006	Total number of shares purchased(a)(b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Maximum number of shares that may yet be purchased under the programs(a)

October 1 – October 31	871	$76.35	—	—
November 1 – November 30	7,542	80.06	—	—
December 1 – December 31	2,340	85.35	—	—

Total	10,753	$80.91	—	—

(a)
The Company did not repurchase any shares between October 1, 2006 and December 31, 2006 pursuant to any formal share repurchase program. The Company's prior share repurchase program which authorized the Company to purchase up to 10,000,000 shares in total on or prior to February 28, 2006 expired on such date and was not re-approved.

(b)
The Company purchased all of the 10,753 shares between October 1, 2006 and December 31, 2006 from the Company's employees in connection with the exercise of stock options issued under the Company's long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised and the related tax withholding amounts.

Stock Performance

FORTUNE BRANDS, INC. STOCK PRICE PERFORMANCE
(With Dividend Reinvestment)

Peer Group Index

The Peer Group is composed of the following publicly traded companies in industries corresponding to the Company's current three core businesses:

Spirits and Wine:    Brown-Forman Corporation, Constellation Brands, Inc., Diageo PLC, Pernod Ricard S.A. and Rémy Cointreau S.A.;

Home and Hardware:    American Standard Companies, Inc., The Black & Decker Corporation, Masco Corporation, Newell Rubbermaid Inc. and The Stanley Works; and

Golf:    Adidas Salomon AG, Callaway Golf Company, Mizuno Corporation, NIKE, Inc. and Quiksilver, Inc.

Calculation of Peer Group Index

The weighted average total return of the entire Peer Group, for each year, is calculated in the following manner:

  (1)
  the total return of each Peer Group member is calculated by dividing the change in market value of a share of its common stock, assuming periodic dividend reinvestment, by the cumulative value of a share of its common stock at the beginning of the year;

  (2)
  each Peer Group member's total return is then weighted within its industry segment based on its market capitalization at the beginning of the year, relative to the market capitalization of the entire segment, and the sum of such weighted returns results in a weighted average total return for that segment; and

  (3)
  each segment's weighted average total return is then weighted based on the percentage of sales, excluding excise taxes, of that segment of the Company for the year, as compared with total Company sales, excluding excise taxes, and the sum of such weighted returns results in a weighted average total return for the entire Peer Group.

The Peer Group Index reflects the weighted average total return for the entire applicable Peer Group calculated for the five year period, starting with a base of $100.

Item 6.  Selected Financial Data.

Five-year Consolidated Selected Financial Data
Fortune Brands, Inc. and Subsidiaries
For the year ended December 31,

(In millions, except per share amounts)	2006	2005	2004	2003	2002

Operating Data(a)
Net sales	$8,769.0	$7,061.2	$6,145.2	$5,112.6	$4,572.3
Gross profit	3,636.1	2,891.7	2,503.4	2,124.1	1,885.6
Depreciation and amortization	255.0	224.4	191.5	157.6	139.7
Operating income	1,501.3	1,163.9	1,024.6	868.3	765.2
Interest expense	332.4	158.9	77.3	63.9	60.4
Income taxes	311.1	324.5	261.1	275.3	186.6
Income from continuing operations	830.1	581.6	716.0	552.1	546.4
Income from discontinued operations	—	39.5	67.8	27.1	15.8
Net income	830.1	621.1	783.8	579.2	562.2
Basic earnings per common share
Continuing operations	$5.56	$3.99	$4.93	$3.78	$3.65
Net income	$5.56	$4.26	$5.40	$3.97	$3.76

Diluted earnings per common share
Continuing operations	$5.42	$3.87	$4.78	$3.68	$3.55
Net income	$5.42	$4.13	$5.23	$3.86	$3.65

Common Share Data(b)
Dividends paid	$224.0	$201.6	$182.9	$166.2	$152.7
Dividends paid per share	$1.50	$1.38	$1.26	$1.14	$1.02
Average number of basic shares outstanding	149.1	145.6	145.1	145.6	149.4
Book value per share	$31.08	$24.88	$21.65	$18.00	$15.15

Balance Sheet Data(a)
Inventories	$2,187.0	$1,663.1	$915.7	$800.0	$699.7
Current assets	3,930.1	3,192.7	2,641.9	2,281.6	1,903.1
Working capital	1,414.7	374.8	605.9	148.1	388.4
Property, plant and equipment, net	1,948.5	1,679.6	1,219.5	1,187.9	993.4
Intangibles, net	8,442.5	6,880.5	3,237.2	3,212.1	2,204.4
Total assets	14,668.3	13,201.5	7,883.6	7,444.9	5,822.2
Short-term debt	789.3	934.1	670.2	728.1	290.6
Long-term debt	5,034.9	4,889.9	1,239.5	1,242.6	841.7
Minority interest in consolidated subsidiaries	559.7	374.8	358.0	356.5	387.0
Stockholders' equity	4,728.0	3,645.6	3,130.7	2,640.6	2,234.3
Capital expenditures, net of disposals	181.4	201.1	209.6	180.1	169.1

(a)
Data have been restated to present the Office products business as a discontinued operation. Refer to Note 3, "Discontinued Operation," to the Consolidated Financial Statements, Item 8 of this Form 10-K for additional information.

(b)
On December 31, 2006, there were 26,946 common stockholders of record.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales

	Year Ended December 31,

(In millions)	2006	% Change vs. Prior Year	2005	% Change vs. Prior Year	2004

Home and Hardware	$4,694.2	13.0%	$4,153.4	10.4%	$3,763.7
Spirits and Wine	2,761.4	68.2	1,642.0	40.4	1,169.3
Golf	1,313.4	3.8	1,265.8	4.4	1,212.2

NET SALES	$8,769.0	24.2%	$7,061.2	14.9%	$6,145.2

	Operating Income and Net Income

	Year Ended December 31,

(In millions)	2006	% Change vs. Prior Year	2005	% Change vs. Prior Year	2004

OPERATING INCOME:
Home and Hardware	$695.4	6.2%	$655.1	9.5%	$598.5
Spirits and Wine	714.0	78.1	401.0	20.2	333.7
Golf	166.0	(3.2)	171.5	11.5	153.8
Less: Corporate expenses	74.1	16.3	63.7	3.7	61.4

OPERATING INCOME	$1,501.3	29.0%	$1,163.9	13.6%	$1,024.6
LESS:
Interest expense	332.4	109.2	158.9	105.6	77.3
Other (income) expense, net	(40.2)	(151.0)	78.9	267.9	(47.0)
Income taxes	311.1	(4.1)	324.5	24.3	261.1
Minority interests	67.9	239.5	20.0	16.3	17.2

INCOME FROM CONTINUING OPERATIONS	$830.1	42.7%	$581.6	(18.8%)	$716.0
INCOME FROM DISCONTINUED OPERATIONS	—	—	39.5	(41.7)	67.8

NET INCOME	$830.1	33.6%	$621.1	(20.8%)	$783.8

Consolidated

Summary

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products in the following industries: spirits and wine, home and hardware, and golf products. We enhance shareholder value by profitably building our leading consumer brands to drive sales and earnings as well as to generate cash. We do this by developing innovative new products and effective marketing campaigns, and expanding customer relationships. We also seek to increase profits by improving operations, increasing productivity and enhancing cost structures. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, we enhance shareholder value through other initiatives such as using our financial resources to repurchase shares and pay attractive dividends.

Net income increased 34% and diluted earnings per share increased 31% in 2006 to $830.1 million and $5.42, respectively. The increase in profits was due primarily to underlying sales growth, the benefit of acquisitions, the absence of 2005 currency hedge accounting expense related to the exchange rate on the day the Spirits and Wine acquisition closed ($0.72 per diluted share) and substantial tax credits recorded in 2006 ($0.57 per diluted share). This increase was partly offset by the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which was adopted January 1, 2006 (an incremental $0.16 per diluted share), higher restructuring and restructuring-related charges (incremental $0.07 per share) and the absence of income due to the spin-off of the Office products business last year ($0.26 per diluted share). On a continuing operations basis, income increased 43% and diluted earnings per share increased 40% in 2006.

Each of our business segments performed well in 2006:

  •
  Our Home and Hardware business achieved 13% growth in sales and 6% growth in operating income, as a result of successful line extensions and new product introductions, expanding customer relationships in cabinetry and residential entry doors, as well as the benefit of the addition of Simonton and aggressive cost management. These benefits were partly offset by the impact of the downturn in the U.S. housing market, and restructuring and restructuring-related costs related to supply chain initiatives. Even with the challenging market conditions, our home products brands outperformed the home products market and continued to gain share.

  •
  Our Spirits and Wine business achieved 68% growth in sales and 78% growth in operating income, primarily on the full-year benefit of the Spirits and Wine acquisition, as well as worldwide volume growth in premium and super-premium spirits, and favorable foreign exchange.

  •
  On the strength of sales growth in all product categories and successful new products in golf clubs and golf shoes, our Golf brands achieved a 4% increase in sales. Operating income was down 3%, adversely impacted by higher raw materials costs and FAS 123R expensing of stock option compensation.

In January 2006, we substantially completed the final legal transfer of the spirits and wine assets we acquired in July 2005. As a result of the Spirits and Wine acquisition, in January 2006 we refinanced a portion of the short-term debt utilized for the acquisition and issued both dollar- and euro-denominated long-term debt in the amount of $2 billion and €800 million (approximately $1 billion). Refer to Note 4, "Acquisitions, Disposals and Joint Ventures" and Note 6, "Long-Term Debt," to the Consolidated Financial Statements, Item 8 of this Form 10-K.

In June 2006, we acquired SBR, Inc. (now Simonton Holdings, Inc.), a privately held company, which owns a leading vinyl-framed window brand in North America. Refer to Note 4, "Acquisitions, Disposals and Joint Ventures," to the Consolidated Financial Statements.

In 2007, we believe the Company will benefit from the following trends in our businesses:

  •
  continued growth of premium spirits and wine worldwide;

  •
  sustained innovation and new product development across all of our segments;

  •
  international growth opportunities in all of our segments;

  •
  expanding customer relationships, particularly in Home and Hardware; and

  •
  aging population trends in the U.S. that favorably impact conditions in the home improvement, golf and spirits & wine industries.

The Company has also identified the following risks and challenges that may impact our businesses:

  •
  negative impact of the downturn in the overall U.S. home products market, which could decline at a double-digit rate in 2007;

  •
  possible continuing increases in commodities costs, particularly copper and zinc, as well as earnings volatility created by mark-to-market accounting on commodity hedges; and

  •
  impact of external conditions (economic conditions, weather, destination travel and corporate spending) on overall demand for golf products; and

  •
  continued consolidation of the Company's trade customers, particularly in the Home & Hardware business.

RESULTS OF OPERATIONS

2006 Compared to 2005

Fortune Brands achieved a 24% increase in net sales and a 29% increase in operating income. Income from continuing operations was up 43% and net income was up 34%. Net income benefited from:

  •
  the full-year benefit of the Spirits and Wine acquisition (acquired July 2005),

  •
  underlying growth in the Home and Hardware, Spirits & Wine and Golf businesses,

  •
  successful new products and line extensions, expanding customer relationships and extending brands into new markets,

  •
  brand investments and share-gain initiatives,

  •
  price increases, including those implemented to help offset energy and raw material cost increases,

  •
  the absence of last year's currency hedge accounting expense related to the Spirits and Wine acquisition purchase price and

  •
  higher tax credits this year.

These benefits were partially offset by the impact of FAS 123R stock option compensation cost, higher restructuring and restructuring-related costs this year and the absence of income due to the spin-off of the Office products business.

Our operating units will face challenges and opportunities unique to each of their industries, as discussed in this report.

Net Sales

Net sales from continuing operations increased $1.7 billion, or 24%, to $8.8 billion. Sales benefited from:

  •
  newly introduced products and line extensions across all businesses,

  •
  the net impact of the Spirits & Wine and Simonton acquisitions ($1.2 billion in aggregate),

  •
  select price increases, across all of our businesses, but particularly in Home and Hardware, including those to help offset energy and raw material cost increases,

  •
  expanding customer relationships, particularly for the cabinetry and entry door brands,

  •
  extending brands into new markets and

  •
  favorable foreign exchange ($42 million).

The increase in net sales was tempered by the impact of the downturn in the U.S. housing market, particularly in the second half of 2006.

Cost of products sold

Cost of products sold increased $775.9 million, or 20%, as a result of the Spirits & Wine and Simonton acquisitions, higher net sales, increased year-over-year costs for energy and raw material costs

(approximately $45 million), which were largely offset by price increases, as well as productivity improvements.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine increased as a percentage of sales by approximately 120 basis points due to a higher percentage of Spirits and Wine sales in Fortune Brands' total revenues as a result of the 2005 Spirits and Wine acquisition. In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $375.7 million, or 22%, primarily as a result of the Spirits and Wine acquisition. In addition, increases were due to higher sales, increased advertising for new product introductions and higher brand investment expenses in all business segments, as well as stock option compensation cost.

Amortization of intangibles

Amortization of intangibles increased $10.1 million to $43.5 million primarily due to amortization of finite-lived intangible assets associated with the Spirits and Wine acquisition ($5.5 million), as well as amortization associated with the Simonton acquisition ($4.6 million).

Restructuring charges

For the twelve months ended December 31, 2006, we recorded pre-tax restructuring charges of $21.2 million. These charges principally related to consolidation of manufacturing facilities and workforce reductions in the Home & Hardware and Spirits & Wine businesses. For the twelve months ended December 31, 2005, we did not record any restructuring charges. Restructuring projects provide a return in excess of our cost of capital with an expected payback of less than three years.

Interest expense

Interest expense increased $173.5 million, or 109.2%, to $332.4 million primarily as a result of debt associated with the Spirits & Wine and Simonton acquisitions, as well as higher interest rates.

Other expense (income), net

Other expense (income), net increased $119.1 million to $40.2 million of income. The increase was primarily due to the absence of 2005's unfavorable impact of currency hedge accounting expense related to the Spirits and Wine acquisition purchase price ($120.9 million).

Income taxes

Income taxes decreased $13.4 million, or 4%, to $311.1 million. The effective income tax rate for the twelve months ended December 31, 2006 and December 31, 2005 was 25.7% and 35.0%, respectively. The lower effective rate primarily related to higher tax credits this year associated with recently enacted reductions of foreign income tax rates applied to foreign deferred income taxes, as well as favorable resolution of routine federal and state tax audits.

Net income

Net income was $830.1 million, or $5.56 per basic share and $5.42 per diluted share, for the year ended December 31, 2006. These results compared to net income of $621.1 million, or $4.26 per basic share and $4.13 per diluted share, for the year ended December 31, 2005. Income from continuing operations (same as net income for 2006) was $830.1 million, or $5.56 per basic share and $5.42 per diluted share, for the year ended December 31, 2006. These results compared to income from continuing operations of $581.6 million, or $3.99 per basic share and $3.87 diluted per share, for the year ended December 31, 2005. The increase in net income of $209.0 million, or 34%, was primarily due to the benefit of the Spirits and Wine acquisition, underlying growth in all businesses, the absence of the 2005 currency hedge accounting expense related to the Spirits and Wine acquisition purchase price ($109.0 million or $0.72 per diluted share) and substantial tax credits recorded in 2006 ($86.5 million in 2006 compared to $7.7 million in 2005, or an increase of $0.52 per diluted share). These benefits were partly offset by higher restructuring and restructuring-related costs (incremental $15.7 million or $0.07 per diluted share), stock option compensation cost ($25.1 million or $0.16 per diluted share) and the absence of income due to the spin-off of the Office products business ($0.26 per diluted share for discontinued operations in 2006).

2005 Compared to 2004

Fortune Brands achieved a 15% increase in net sales and a 14% increase in operating income. Net income was down 21% primarily due to currency hedge accounting expense related to the Spirits and Wine acquisition purchase price, substantial tax credits recorded in 2004 and the absence of income due to the spin-off of the Office products business. Net income benefited from strong broad-based operating performance in all three business segments. The sales increase was driven by:

  •
  growth in the Home and Hardware, Spirits & Wine and Golf businesses,

  •
  successful new products and line extensions and expanding customer relationships,

  •
  the impact of the Spirits and Wine acquisition,

  •
  price increases, primarily those implemented in 2004 to help offset energy and raw material cost increases and

  •
  favorable foreign exchange.

Net income benefited from increased sales volume.

However, the benefit was more than offset by:

  •
  currency hedge accounting expense related to the Spirits and Wine acquisition purchase price,

  •
  tax credits recorded in 2004 and

  •
  the absence of income due to the spin-off of the Office products business.

Net Sales

Net sales from continuing operations increased $916.0 million, or 15%, to $7.1 billion. Sales benefited from:

  •
  newly introduced products and line extensions across all businesses ($564 million in total),

  •
  the net impact ($472 million in aggregate) of acquisitions (primarily the Spirits and Wine acquisition — $444 million) and minor dispositions,

  •
  price increases (approximately $64 million, primarily in the Home & Hardware and Golf businesses) to help offset energy and raw material cost increases,

  •
  expanding customer relationships, particularly in the cabinetry and entry door brands and

  •
  favorable foreign exchange ($27 million).

The increase in net sales was partly offset by lower sales ($260 million) of certain products being discontinued and replaced by new products in the Golf business, as well as a decrease in sales of Home and Hardware tool storage products as a result of weak volumes at Sears.

Cost of products sold

Cost of products sold increased $500.8 million, or 15%, on the impact of the Spirits and Wine acquisition ($205.0 million), higher net sales, increased year-over-year costs for energy and raw material costs (in the range of $80 to 85 million), which were largely offset by price increases and a $7.9 million unfavorable steel purchase-price variance for LIFO inventory in the Home and Hardware tool storage category. This variance, which occurred in 2004, was identified and recorded in 2005.

Excise taxes on spirits and wine

U.S. excise taxes on spirits and wine decreased as a percentage of sales by approximately 25 basis points due to higher international sales (including the Spirits and Wine acquisition that have a higher concentration of sales in international markets). In the U.S., excise taxes are levied based on the proof content of spirits and wine products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to the government in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $260.9 million, or 18%, primarily as a result of the Spirits and Wine acquisition ($128.1 million). In addition, increases were due to higher sales, increased advertising for new product introductions and higher brand investment expenses in Home & Hardware and Spirits & Wine, as well as due to restructuring-related integration costs associated with the Spirits and Wine acquisition ($18.4 million).

Amortization of intangibles

Amortization of intangibles decreased $2.0 million to $33.4 million primarily due to a 2004 first quarter amortization adjustment related to the finalization of purchase accounting associated with the 2003 Therma-Tru acquisition ($2.6 million), partly offset by amortization of finite-lived intangible assets associated with the Spirits and Wine acquisition ($0.5 million).

Restructuring charges

For the twelve months ended December 31, 2005, we did not record any restructuring charges. For the twelve months ended December 31, 2004, we recorded pre-tax restructuring charges of $9.8 million. The charges principally related to consolidation of manufacturing facilities and workforce reductions, mainly in the Home and Hardware business.

Interest expense

Interest expense increased $81.6 million, or 105.6% to $158.9 million primarily as a result of higher debt associated with the Spirits and Wine acquisition.

Other expense (income), net

Other expense (income), net increased $125.9 million to a net expense of $78.9 million primarily due to the unfavorable impact of currency hedge accounting expense related to the Spirits and Wine acquisition purchase price ($120.9 million).

Income taxes

Income taxes increased $63.4 million, or 24% to $324.5 million. The reported effective income tax rate for the twelve months ended December 31, 2005 and December 31, 2004 was 35.0% and 26.3%, respectively. The higher effective rate primarily related to a low tax benefit associated with acquisition-related currency hedge accounting expense this year, as well as lower tax credits in 2005 compared to 2004.

Net income

Net income was $621.1 million, or $4.26 per basic share and $4.13 per diluted share, for the year ended December 31, 2005. These results compared to net income of $783.8 million, or $5.40 per basic share and $5.23 per diluted share, for the year ended December 31, 2004. Income from continuing operations was $581.6 million, or $3.99 per basic share and $3.87 per diluted share, for the year ended December 31, 2005. These results compared to income from continuing operations of $716.0 million, or $4.93 per basic share and $4.78 diluted per share, for the year ended December 31, 2004. The decrease in income from continuing operations of $134.4 million, or 19%, was primarily due to currency hedge accounting expense related to the Spirits and Wine acquisition purchase price ($109.0 million or $0.72 per diluted share), lower tax credits ($7.7 million in 2005 compared to $103.7 million in 2004, or a decrease of $0.64 per diluted share) and the absence of income due to the spin-off of the Office products business. Income from continuing operations benefited from higher sales volume. Income from discontinued operations, net of tax, decreased $28.3 million, or 42%, primarily as a result of the absence of income after the spin-off of the Office products business on August 16, 2005.

QUARTERLY FINANCIAL DATA

Fortune Brands, Inc. and Subsidiaries

Unaudited

(In millions, except per share amounts)

2006	1st	2nd	3rd	4th

Net sales	$2,016.8	$2,257.1	$2,218.5	$2,276.6
Gross profit	811.4	969.1	907.5	951.4
Operating income	306.9	433.6	379.5	381.3
Net income	173.4	247.8	151.3	257.6
Earnings per common share
Basic	$1.18	$1.68	$1.00	$1.70
Diluted	$1.15	$1.63	$0.98	$1.65

2005	1st	2nd	3rd	4th

Net sales	$1,517.8	$1,782.8	$1,801.6	$1,959.0
Gross profit	616.5	751.5	729.4	794.3
Operating income	231.6	332.5	294.5	305.3
Income from continuing operations	142.6	183.8	79.3	175.9
Income from discontinued operations	10.1	16.5	12.9	—
Net income	152.7	200.3	92.2	175.9
Earnings per common share
Basic
Income from continuing operations	$0.98	$1.26	$0.54	$1.20
Net income	$1.05	$1.38	$0.63	$1.20
Diluted
Income from continuing operations	$0.95	$1.22	$0.52	$1.17
Net income	$1.02	$1.33	$0.61	$1.17

RESULTS OF OPERATIONS BY SEGMENT

Home and Hardware

2006 Compared to 2005

Net sales increased $540.8 million, or 13%, to $4,694.2 million. The increase was primarily attributable to continued growth and share gains for cabinetry, faucet and padlock brands, as well as the benefit of acquisitions ($344 million), primarily the Simonton acquisition. Sales also benefited from new products and line extensions ($43 million in total), expanding customer relationships with home centers and major builders, expansion into adjacent categories (e.g., bath accessories, patio doors, impact-resistant windows and automotive towing accessories), growth in international markets and favorable foreign exchange ($23 million). In addition, sales benefited from price increases implemented to help offset higher costs for raw materials and energy. The net sales increase was tempered by the impact of the downturn in the overall U.S. home products market, particularly in the fourth quarter of 2006.

Operating income increased $40.3 million, or 6%, to $695.4 million. Operating income benefited from sales growth, productivity improvements and reversal of a legal reserve (approximately $7 million), as well as absence of both expenses in 2006 related to a lower cost sourcing initiative in cabinets in 2005 and an unfavorable steel purchase-price variance for LIFO inventory in the tool storage category in 2005 ($7.9 million). These benefits were partially offset by higher commodity and energy costs (net impact approximately $30-35 million), restructuring and restructuring-related charges ($26.3 million) and the inclusion of stock option compensation cost beginning in 2006 upon the adoption of FAS 123R.

In June 2006, the Home and Hardware business acquired SBR, Inc. (Simonton), including Simonton Windows, a leading brand of vinyl-framed windows. Simonton products are manufactured and sold primarily in the United States.

We expect the downturn in the overall U.S. home products market, which could decline at a double-digit rate in 2007, to continue to impact results for our home products brands. The impact will be mitigated by proactive cost controls to better align supply-chain and administrative costs with expected demand. However, we believe that we are well positioned to continue outperforming the market due to our sustained share gains, successful extension of brands into new markets, expanding customer relationships and strong presence in the less cyclical replace-and-remodel segment of the housing market.

Our business may also be affected by increases in the costs of certain commodities, although we will continue working to offset higher costs with productivity initiatives and select price increases.

2005 Compared to 2004

Net sales increased $389.7 million, or 10%, to $4,153.4 million. The increase was primarily due to underlying volume growth fueled by line extensions and new products ($346 million in total, mainly in faucets, cabinetry and exterior doors), expanding customer relationships (particularly in the cabinetry and residential entry door brands), and raw material-related price increases on select products, as well as benefits from acquisitions made in 2005 and 2004 ($28 million increase in sales net of a disposition last year) and favorable foreign exchange ($13 million). The increase in net sales was partially offset by lower tool storage sales due to weak volumes at Sears.

Operating income increased $56.6 million, or 9%, to $655.1 million on the higher sales and the absence of restructuring-related charges in 2005 ($14.5 million), partially offset by an unfavorable inventory adjustment in the tool storage category, higher energy-related costs and costs for capacity and global supply chain initiatives for cabinets. The unfavorable inventory adjustment was a $7.9 million steel purchase-price variance for LIFO inventory in the tool storage category, which occurred in 2004. It was identified and recorded in 2005.

Spirits and Wine

2006 Compared to 2005

Net sales increased $1,119.4 million, or 68%, to $2,761.4 million principally due to the addition of net sales from the Spirits and Wine acquisition not in the prior year ($826 million), as well as year-over-year sales growth in the combined business and favorable foreign exchange ($22 million). Growth for brands including Jim Beam bourbon, Sauza tequila, Maker's Mark bourbon and Clos du Bois wines, as well as super-premium brands and several regional/national brands, contributed to the increase. Reported net sales in 2005 were impacted by accounting for the acquisition in accordance with Financial Accounting Standards Board Interpretation No. 46(R) (FIN 46R), "Consolidation of Variable Interest Entities." Prior to the legal transfer of acquired brands and assets (refer to Note 4, "Acquisitions, Disposals and Joint Ventures" to the Consolidated Financial Statements), we consolidated variable interest entities where we were deemed to be the primary beneficiary. Certain entities consolidated at December 31, 2006 were not consolidated as of December 31, 2005, and certain assets or liabilities consolidated as of December 31, 2005 are no longer owned by entities consolidated as of December 31, 2006.

Operating income increased $313.0 million, or 78%, to $714.0 million on the benefit of higher sales, synergy benefits from the Spirits and Wine acquisition and lower transition costs, partly offset by the inclusion of stock option compensation cost beginning in 2006. Operating income margin was unfavorably impacted by approximately $90 million recorded as revenues that generated no operating income, primarily related to short-term cost-only transitional bottling agreements with Pernod Ricard S.A. (Pernod Ricard). In addition, operating income was affected by accounting under FIN 46R. See discussion of FIN 46R below.

Factors that could adversely affect results include potential changes to distribution, competitive pricing activities, increased regulation, class actions and/or other litigation and the possibility of excise and other tax increases, including internationally.

2005 Compared to 2004

Net sales increased $472.7 million, or 40%, to $1,642.0 million principally due to the impact of the Spirits and Wine Acquired Assets ($444 million). Sales also benefited from higher U.S. sales of premium and super-premium spirits, including the new Starbucks Coffee Liqueur, strong case volume growth in international markets and favorable foreign exchange ($5 million), partly offset by lower sales of non-premium brands in the U.S.

Operating income increased $67.3 million, or 20%, to $401.0 million on higher sales, partly offset by brand spending to support the launch of Starbucks Coffee Liqueur and restructuring-related integration costs ($18.4 million). Operating income was affected by accounting under FIN 46R. Since many of the assets we acquired were owned by entities that also owned assets acquired by Pernod Ricard, in accordance with FIN 46R, we fully consolidated entities for which we were the primary beneficiary even for the brands and assets which Pernod Ricard ultimately owned. We were the primary beneficiary if we had the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns of an entity. In addition, if the fair value of the assets acquired by us was less than 50% of the fair value of the entity, we accounted for the investment using the cost method, meaning that sales and expenses related to the brands and assets to be acquired by Fortune Brands in those entities were not included in our statement of income on a fully consolidated basis. Therefore, the reported sales and operating income are not representative of future results of operations. Refer to Note 4, "Acquisitions, Disposals and Joint Ventures," to the Consolidated Financial Statements for a full description of the accounting treatment of this acquisition.

Golf

2006 Compared to 2005

Net sales increased $47.6 million, or 4%, to $1,313.4 million. Higher sales resulted from sales growth in all product categories, driven in part by successful new products in golf clubs and golf shoes, and continued growth in international markets (Europe and Asia).

Operating income decreased $5.5 million, or 3%, to $166.0 million primarily due to higher commodity and energy costs (approximately $8-10 million) and the inclusion of stock option compensation cost beginning this year.

We expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age). In the near term, participation levels are impacted by factors including weather, economic conditions, golf-related travel and corporate spending. U.S. rounds of play were flat in 2004 and 2005, and up modestly in 2006. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories, as well as continued growth in international markets.

2005 Compared to 2004

Net sales increased $53.6 million, or 4%, to $1,265.8 million. The increase was attributable to sales growth in all product categories, new product introductions in golf clubs, and a favorable mix shift toward the premium Titleist brand balls and clubs, as well as favorable foreign exchange ($9 million).

Operating income increased $17.7 million, or 12%, to $171.5 million on higher sales, a favorable mix shift toward higher margin Titleist branded golf balls and clubs, favorable foreign exchange and the absence of restructuring-related charges ($6 million).

Corporate

2006 Compared to 2005

Corporate expenses of $74.1 million, which include salaries, benefits and expenses related to corporate office employees, increased $10.4 million, or 16%, primarily due to the required expensing of stock option compensation cost beginning in 2006 upon adoption of FAS 123R.

2005 Compared to 2004

Corporate expenses of $63.7 million, which include salaries, benefits and expenses related to corporate office employees, increased $2.3 million, or 4%, primarily due to higher litigation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. Currently, our focus for the use of our free cash flow, after internal growth and dividends, is the reduction of debt incurred as a result of the Spirits and Wine acquisition in order to further increase our financial flexibility. Despite this current focus on debt reduction, we have in the past, and will continue to, periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic transaction, nor what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. For a description of the debt, see "— Capitalization" below and Note 6, "Long-Term Debt," and Note 13, "Financial Instruments," to the Consolidated Financial Statements. For a description of the Spirits and Wine acquisition, see Note 4, "Acquisitions, Disposals and Joint Ventures," to the Consolidated Financial Statements.

Cash Flows

Net cash provided from operating activities was $982.7 million for the year ended December 31, 2006 compared with $802.7 million for the year ended December 31, 2005. The increase in cash provided of $180.0 million was principally due to higher cash flow in the Home & Hardware business (partly due to lower working capital increases as a result of slower fourth quarter growth) and Spirits & Wine business (primarily on higher net income), and the favorable timing of interest payments on newly issued debt.

Working capital (current assets net of current liabilities) increased $1,039.9 million to $1,414.7 million at December 31, 2006, primarily due to consolidation of balance sheet accounts from Spirits and Wine acquired assets transferred in January 2006 (net $406 million increase) and higher net cash flow, as well as higher Spirits and Wine inventory.

Net cash used by investing activities for the year ended December 31, 2006 was $762.3 million, compared with $4,664.2 million for the year ended December 31, 2005. The decrease of $3,901.9 million was primarily due to payments in 2005 for the Spirits and Wine acquisition ($4,898.8 million) less a dividend from the spin-off of ACCO World Corporation ($613.3 million), partly offset by payments in 2006 for the Spirits and Wine acquisition ($309.5 million) and the Simonton acquisition ($271.4 million).

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Capital expenditures in 2006 of $181.4 million were $34.2 million lower than 2005, primarily due to the sale of selected assets. We currently estimate 2007 net capital expenditures will be in the range of $225 to $250 million. We expect to generate these funds internally.

Net cash used by financing activities for the year ended December 31, 2006 was $145.5 million, as compared to net cash provided of $3,783.7 million in 2005. The change of $3,929.2 million was primarily attributable to higher debt as a result of the Spirits and Wine acquisition last year, partly offset by proceeds of $153.0 million received from V&S Group in order to maintain a 10% interest in the Spirits and Wine business.

Capitalization

Total debt of $5.8 billion was essentially the same at December 31, 2006 and 2005. The ratio of total debt to total capital decreased to 52.4% at December 31, 2006 from 59.2% at December 31, 2005, primarily as a result of higher equity mainly due to higher net income ($830.1 million), and debt assumed and stock issued for the acquisition of Simonton ($297.9 million), partly offset by lower debt due to cash flow from operations.

In May 2006, we filed with the Securities and Exchange Commission a new universal shelf registration statement, covering the offer and sale of an undetermined amount of various securities.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement. On October 5, 2006 we renewed our 364-day revolving credit facility to mature in 2007. The agreement includes the option to extend payment for one year at the Company's discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility under which there were no amounts outstanding. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company's long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. The facility supports the Company's commercial paper borrowings in the commercial paper market.

At December 31, 2005, we had a $3.0 billion bridge credit agreement. The bridge credit agreement was terminated upon issuance of new long-term debt. In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consists of $750 million of 5.125% notes due January 2011, $950 million of 5.375% notes due January 2016 and $300 million of 5.875% notes due January 2036. Net proceeds of $1,977.4 million were less price discounts of $9.3 million and underwriting fees of $13.3 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) in a transaction exempt from registration in accordance with Regulation S under the Securities Act of 1933. The €800 million notes consist of €300 million of 3.5% notes due January 2009 and €500 million of 4% notes due January 2013. Net proceeds of €794.5 million were less price discounts of €3.1 million and underwriting fees of €2.4 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. See Note 6, "Long-Term Debt," for additional information on the new debt. Refer to Note 13, "Financial Instruments," to the Consolidated Financial Statements on treasury rate locks associated with the U.S.-denominated long-term debt.

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

Spirits and Wine Acquisition

On April 21, 2005, we announced that we would acquire certain spirits and wine brands as well as distribution assets from Pernod Ricard for approximately $5.25 billion. In July, 2005, we closed on the purchase. See Note 4, "Acquisitions, Disposals and Joint Ventures," to the Consolidated Financial Statements for more information on the acquisition, including 2006 purchase price adjustments.

Currently, we intend to utilize our cash flow after net capital expenditures and dividend payments to pay down the debt incurred to finance this acquisition. The operations of the newly acquired Spirits and Wine business generate positive cash flow after interest payments on the debt incurred as a result of the acquisition.

Simonton Acquisition

On June 7, 2006, we closed on the acquisition of SBR, Inc. (Simonton), a privately held company with brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million (based on the price of Fortune Brands common stock at closing) and was paid with a combination of stock, cash and assumed debt. Based on this valuation, the stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton's debt of which $55.4 million was paid off at closing.

Dividends

A summary of 2006 cash dividend activity for the Company's common stock is shown below. On July 25, 2006, we increased our quarterly dividend on common stock by 8% from $0.36 per share to $0.39 per share.

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.36 per share	January 24, 2006	February 8, 2006	March 1, 2006
$0.36 per share	April 25, 2006	May 10, 2006	June 1, 2006
$0.39 per share	July 25, 2006	August 9, 2006	September 1, 2006
$0.39 per share	September 26, 2006	November 8, 2006	December 1, 2006

A summary of 2006 dividend activity for the Company's $2.67 Convertible Preferred Stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.6675 per share	January 24, 2006	February 8, 2006	March 10, 2006
$0.6675 per share	April 25, 2006	May 10, 2006	June 10, 2006
$0.6675 per share	July 25, 2006	August 9, 2006	September 10, 2006
$0.6675 per share	September 26, 2006	November 8, 2006	December 10, 2006

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under "Business — Cautionary Statement."

Pension Plans

On a periodic basis, we evaluate the assumptions used in determining our pension liabilities and assets as well as pension expense based on historical returns on plan assets and current economic conditions at the time the assumptions are set.

Our December 2006 review of the economic assumptions, and our cash flow spot rate yield curve analysis, led to an increase in our weighted-average discount rate from 5.7% to 5.9% and the weighted-average expected rate of return decreased from 8.3% to 8.2%. Management believes that these assumptions are appropriate. The 2006 revisions will result in a decrease to pension and postretirement expense of approximately $3.5 million and $0.4 million, respectively, in 2007.

Our December 2005 review of the economic assumptions, and our cash flow spot rate yield curve analysis, led to a reduction in our weighted-average discount rate from 5.9% to 5.7%. The weighted-average expected rate of return on assets remained unchanged at 8.3%. Management believes that these assumptions are appropriate. The 2005 revisions resulted in an increase to total pension and postretirement expense of approximately $4 million in 2006.

Total pension plan cash contributions were $18.1 million and $48.0 million, respectively, in 2006 and 2005. The Company maintains pension plans at many of its operations. The pension plans in aggregate are funded in excess of the Current Liability, as defined in the Internal Revenue Code. In 2007, we expect to make cash contributions of approximately $30 to $50 million to fund existing pension liabilities for our defined-benefit plans. We believe that our internally generated funds will be adequate to make these pension plan cash contributions.

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, including those resulting from our Spirits and Wine Acquired Assets. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under Item 1. "Business — Cautionary Statement."

Foreign Exchange

We have investments in various foreign countries, principally Australia, Canada, Mexico, Spain, the U.K. and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars. In addition, in 2006 we issued euro-denominated long-term debt. We have designated the euro-denominated debt as net investment hedges of euro-functional currency operations. See Note 6, "Long-Term Debt," to the Consolidated Financial Statements.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts under the agreements as adjustments to interest expense.

We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt. In the second quarter of 2005, we entered into treasury rate locks with an aggregate notional value of $1.25 billion in order to hedge the risk to earnings associated with fluctuations in interest rates relating to the anticipated issuances of the dollar-denominated debt associated with the Spirits and Wine acquisition. In the fourth quarter of 2005, we entered into additional treasury rate locks with an aggregate notional value of $500 million. We terminated these treasury rate locks on January 5, 2006 when we issued the dollar-denominated long-term debt. In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of €800 million. We terminated these swap agreements on January 27, 2006 when we issued the new euro-denominated long-term debt. We classified these treasury rate locks and interest rate swaps as cash flow hedges since they hedged against fluctuations in interest rates relating to the anticipated issuance of debt associated with the Spirits and Wine acquisition. For more information on the new dollar- and euro-denominated long-term debt issued in connection with the Spirits and Wine acquisition, see Note 6, "Long-Term Debt" to the Consolidated Financial Statements. For more information regarding the treasury rate locks and interest rate swaps, including the accounting for, and the gains and losses with respect to, these locks and swaps, see Note 13, "Financial Instruments," to the Consolidated Financial Statements.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $5,034.9 million and $5,186.9 million total long-term debt (including current portion) at December 31, 2006 and 2005 was approximately $4,918.9 million and $5,249.3 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries decreased $1,070.0 million to $83.5 million primarily due to the consolidation of Spirits and Wine acquired assets transferred to Fortune Brands as of January 27, 2006. This investment recorded in the Consolidated Balance Sheet at December 31, 2005 was $1,083.2 million.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries increased $184.9 million to $559.7 million principally due to a contribution by V&S Group of $153.0 million to maintain a 10% interest in the Spirits and Wine business, as well as an adjustment of $47.8 million recorded as minority interest expense in the consolidated statement of income, representing an increase in the estimated fair value of convertible redeemable preferred stock held by V&S, partly offset by absence of FIN 46R accounting for Spirits and Wine acquisition assets not transferred to Fortune Brands until January 2006.

Stockholders' Equity

Stockholders' equity at year-end 2006 increased $1,082.4 million compared to year-end 2005, principally due to higher net income ($830.1 million), the acquisition of Simonton for which 50% was paid in stock ($297.9 million), an increase in cumulative foreign translation adjustments ($162.4 million) and the impact of stock-based compensation ($118.3 million), partly offset by dividends paid ($224.0 million) and the impact of the adoption of FAS 158 on postretirement plan accounting ($119.9 million).

Guarantees and Commitments

Third-party guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business' international sales and distribution joint venture, totaled approximately $82 million. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. On December 12, 2005, we renewed the guarantees of Maxxium's credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities to December 15, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," we recorded a liability of $0.6 million as of December 31, 2006 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office products segment divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $43 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of December 31, 2006, we recorded a liability of $1.5 million. Refer to Note 3, "Discontinued Operation," to the Consolidated Financial Statements for additional information on the spin-off of the Office products segment.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At December 31, 2006, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2006.

(In millions)	Payments Due by Period as of December 31, 2006

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Short-term borrowings	$787.6	$787.6	$—	$—	$—
Long-term debt	5,036.4	1.6	610.0	1,750.0	2,674.8
Capital lease obligations	0.2	0.1	0.1	—	—
Operating leases	222.2	59.3	88.4	48.3	26.2
Interest payments on long-term debt	2,348.4	263.4	508.2	386.3	1,190.5
Purchase obligations(a)	1,098.6	507.5	249.9	145.9	195.3

(a)
Purchase obligations include contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

In addition to the contractual obligations listed above, we also had other commercial commitments for which we are contingently liable as of December 31, 2006. These include the guarantee of certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $82.5 million, of which $13.2 million expires in less than one year with the remaining $69.3 million due in four to five years; a Shareholder Loan Facility executed by BGSW and Maxxium amounting to $19.8 million, of which no amounts were outstanding and which expires in four to five years; Standby Letters of Credit of $67.3 million, of which $62.4 million were due in less than one year with the remaining $4.9 million due in one to three years; and Surety Bonds of $47.9 million of which $47.8 million were due in less than one year with the remaining $0.1 million due in one to three years. These contingent commitments are not expected to have a significant impact on our liquidity.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" and its related amendment Statement of Financial Accounting Standards No. 138 (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," all derivatives are recognized as either assets or liabilities on the balance sheet and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2006, $1.9 million in deferred currency gains were reclassified to cost of sales. During the year ended December 31, 2005, $7.2 million in deferred currency losses were reclassified to cost of sales. During the year ended December 31, 2004, deferred currency losses of less than $0.1 million were reclassified to cost of sales. We estimate that $4.2 million of currency derivative losses included in OCI as of December 31, 2006 will be reclassified to earnings within the next twelve months.

We paid the purchase price for the Spirits and Wine acquisition in British pounds sterling. In connection with the acquisition, in 2005 we entered into call options to buy British pounds sterling to hedge the currency exposure related to the purchase price. We terminated the call options in early July 2005. We also entered into forward contracts to buy British pounds to hedge the currency exposure related to the purchase price. We settled the forward contracts upon consummation of the acquisition in July 2005. In connection with the acquisition, we also entered into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt to finance the acquisition. We terminated these locks and swaps upon issuance of new long-term debt in January 2006. See Note 13, "Financial Instruments," to the Consolidated Financial Statements.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, Euro, British pound sterling and Australian dollar. We are also exposed to foreign currency risk as a result of our new euro-denominated debt. We have designated the euro-denominated debt as net investment hedges with respect to the Spirits and Wine Acquired Assets which have euro-denominated operations. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 13, "Financial Instruments," to the Consolidated Financial Statement, Item 8 to this Form 10-K, for more information about the management of our interest rate risk.

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In July, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we will determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement, where we will determine the amount of benefit to recognize in our financial statements. FIN 48 requires that, upon adoption, we record any change in net assets that results from the application of FIN 48 as an adjustment to opening retained earnings. This will result in an adjustment to net assets and retained earnings of $0-20 million. FIN 48 is effective January 1, 2007.

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar 2008 for Fortune Brands). We are evaluating the impact of FAS 157 on our results of operations and financial position.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company's critical accounting policies due to the more significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates, which are based on historical experience.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. Trade receivables do not include interest. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers' potential insolvency or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $49.1 million and $52.4 million as of December 31, 2006 and December 31, 2005, respectively.

Inventories

The first-in, first-out inventory method is our principal inventory method. In accordance with generally recognized trade practice, maturing spirits and wine inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year due to the duration of aging processes. Inventory reserves are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance or engineering/material changes.

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

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted-average cost of capital, which represents the blended after-tax costs of debt and equity.

Goodwill and Indefinite-lived Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis and under certain circumstances, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. We use a rate corresponding to our cost of capital, risk adjusted where appropriate, in determining discounted cash flows. Estimated cash flows are then determined by disaggregating our business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, we perform an impairment test to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current and projected future levels of income as well as business trends, prospects and market and economic conditions.

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

Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize a profit split methodology, which is a customary valuation practice, to establish a reasonable royalty rate. Profit split analyses allocate economic income (EBITDA less returns on working capital and fixed assets employed) between a tradename and residual assets of the economic unit to determine the expected profit margin associated with commercialization of the tradename. Additionally, independent valuation experts are used for periodic review and testing of management's assumptions relative to all significant trade valuations and lives, and for independent research on market and competitive dynamics.

In conjunction with our ongoing review of the carrying value of our goodwill and identifiable intangible assets, in the years ended December 31, 2006, 2005 and 2004, there were no write-downs of goodwill or identifiable intangible assets.

Warranty Reserves

We offer our customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. We generally record warranty expense in cost of products sold at the time of sale. Refer to Note 15, "Product Warranties," to the Consolidated Financial Statements.

Warranty expense for the years ended December 31, 2006, 2005 and 2004 were $41.3 million, $33.7 million and $33.9 million, respectively.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, postretirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The expected return on plan assets is determined based on our historical experience, the nature of the plans' investments and our expectations for long-term rates of return. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the interest rates is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable. The discount rate as of December 31, 2006 and 2005 was 5.9% and 5.7%, respectively. The weighted average remaining service period for the pension plans at December 31, 2006 was 12.2 years. As required by United States generally accepted accounting principles, the effects of our modifications are generally accumulated and, if over a specified corridor, amortized over the average remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The total net actuarial losses for all pension and postretirement benefit plans were $263 million at December 31, 2006, a reduction of $65 million from December 31, 2005, primarily as a result of the increase in the discount rate, loss recognition in pension expense ($19 million) and asset gains in excess of the expected rate of return. We believe that the assumptions utilized in recording our obligations under the Company's plans are reasonable based on our experience and advice from our independent actuaries; however, difference in actual experience or changes in the assumptions may materially affect the Company's financial position or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As a result, our assumption as of December 31, 2005 was an assumed rate of increase of 9.5% in the next year, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5%. As of December 31, 2006, to better reflect the differing market experience of medical and prescription drug claims, we bifurcated the rates: for postretirement medical, our assumption was an assumed rate of increase of 8.25% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year and, for postretirement prescription drugs, an assumed rate of increase of 11.25% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year.

Pension expenses were $43.3 million, $39.0 million and $37.4 million, respectively, in the years ended December 31, 2006, 2005 and 2004. Postretirement expenses were $16.8 million, $14.0 million and $14.1 million, respectively, for the years ended December 31, 2006, 2005 and 2004. In 2007, we expect pension expense of approximately $41 million and postretirement benefit expense of approximately $14 million. A 25 basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $3.5 million and $0.4 million, respectively, for 2007. A 25 basis point change in the long-term rate of return used in accounting for the Company's pension plans would have a $1.5 million impact on pension expense.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

We do not provide for deferred taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries that are considered permanently invested were, in aggregate, $554.3 million at December 31, 2006.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," we recognize revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. Criteria for recognition of revenue are when title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in "net sales" in the consolidated income statement. Costs incurred for shipping and handling are classified in "advertising, selling, general and administrative expenses." Shipping and handling costs included in "advertising, selling, general and administrative expenses" were $257.3 million, $219.4 million and $185.3 million for 2006, 2005 and 2004, respectively.

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business' products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as reductions to gross sales. These costs are recorded at the time of sale based on management's best estimates. Estimates are based on historical and projected experience for each type of program or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals, when circumstances indicate (typically as a result of a change in volume expectations).

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R). FAS 123R requires share-based compensation expense, measured as the fair value of an award on the date of grant, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is supplemented by Securities and

Exchange Commission Staff Accounting Bulletin No. 107, "Share-Based Payment." We adopted FAS 123R effective January 1, 2006, using the "modified prospective" transition method as defined in FAS 123R, which requires compensation cost to be recorded for all unvested stock options over the remaining service period beginning January 1, 2006. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. The fair value of the September 2006 option grant was $13.89 per share. A change in the exercise price of $5 per share would have increased the fair value by $0.85 per share, or 6%; a change in the expected volatility of 100 basis points would have increased the fair value by $0.49 per share, or 4%.

Prior to 2006, we applied Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option portion of stock-based compensation. Because we granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no compensation cost was recognized for options granted in periods prior to 2006.

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

Pending Litigation

See Note 22 to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Environmental Matters

We are involved in numerous remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. As of February 1, 2007, various of our subsidiaries had been designated as potentially responsible parties ("PRP") under "Superfund" or similar state laws in 44 instances. Of these instances, 27 have been dismissed, settled or otherwise resolved. In calendar year 2006, we were identified as a PRP in one new instance, one previously resolved matter was reopened and one PRP claim was dismissed, settled or otherwise resolved. The average settlement amount was approximately $6,600. In most instances where we are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely if ever receive reimbursement from insurance. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2006 and 2005, we had accruals of $33.1 million and $41.5 million, respectively, to cover environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites. The decrease primarily relates to expiration of a contractual indemnification period of a divested business.

Related Party Transactions

Future Brands LLC

The Spirits and Wine business is a partner with V&S Group (V&S) in a joint venture named Future Brands LLC (Future Brands), which distributes both companies' spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. The Spirits and Wine business records revenue at the time of shipment to Future Brands' customers. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and that results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2006 and 2005, JBBCo. did not have any outstanding obligations as a result of this arrangement.

The Spirits and Wine business' balances related to Future Brands included the following:

(In millions)	2006	2005

Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$115.1	$85.4
Investment	9.8	8.2
Accounts payable (commissions) and accrued liabilities	27.8	18.1
Deferred income	119.3	146.3

The increase in accounts receivable and accounts payable was due to higher distribution through Future Brands due to sales resulting from the Spirits and Wine acquisition.

Maxxium Worldwide B.V.

BGSW is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium), which distributes and sells spirits and wine in key markets outside the United States. The joint venture partners include Rémy Cointreau, The Edrington Group and V&S. In November 2006, Rémy Cointreau gave notice to Maxxium that it will terminate its distribution arrangement with Maxxium effective March 30, 2009. We do not expect that Rémy Cointreau's eventual departure will have a material adverse impact on either the operations of Maxxium, or the financial results of the Company or the Spirits & Wine business. Rémy Cointreau brands account for only about 15% of Maxxium's case volume.

The Spirits and Wine business records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, the Company has guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $82 million, of which $77 million was outstanding as of December 31, 2005. At December 31, 2004, the guarantees totaled $85 million, of which $76 million was outstanding. BGSW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium. There were no amounts outstanding under the Loan Facility as of either December 31, 2006 or December 31, 2005. The Loan Facility was renewed in 2005 and expires December 12, 2010.

The Spirits and Wine business' balances related to Maxxium included the following:

(In millions)	2006	2005

Accounts receivable	$79.3	$57.2
Investment	86.7	81.7
Accounts payable (expense reimbursement) and accrued liabilities	69.4	14.6

The increase in accounts receivable and accounts payable was due to higher distribution through Maxxium due to international sales resulting from the Spirits and Wine acquisition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates, foreign currency exchange rates and commodity prices. The counterparties are major financial institutions.

Interest Rate Risk

The disclosure about interest rate risk required to be provided under this item is set forth under "Item 7 — Management's Discussion and Analysis — Liquidity and Capital Resources — Interest Rates" and is incorporated herein by reference.

A hypothetical 20 basis point change in interest rates affecting the Company's variable rate borrowings would not have a material effect on results of operations.

Foreign Exchange Rate Risk

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

As indicated in the analysis that follows, the estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on current results of operations or financial condition. As part of our risk management procedure, we use a value-at-risk (VAR) computation to estimate the potential economic loss that we could incur from adverse changes in foreign exchange rates. The VAR estimations are intended to measure the maximum amount of our loss from foreign exchange contracts due to adverse market movements in foreign exchange rates, given a specified confidence level, over a given period of time. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques. The estimated fair value loss shown in the table below does not have a material impact on current results of operations or financial condition. Also, the use of the VAR model should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

The following table summarizes our estimated loss under the VAR model as of December 31, 2006 and 2005, respectively.

(In millions)	Estimated Amount of Loss	Period	Confidence Level

2006 foreign exchange	$2.7	1 day	95%
2005 foreign exchange	$1.4	1 day	95%

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

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2006 and 2005, the fair value of all outstanding contracts and the book value of the contracts were essentially the same.

Commodity Price Risk

We are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. The exposures under these contracts could be material to our financial statements.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statement of Income

Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2006	2005	2004

NET SALES	$8,769.0	$7,061.2	$6,145.2
Cost of products sold	4,618.9	3,843.0	3,342.1
Excise taxes on spirits and wine	514.0	326.5	299.7
Advertising, selling, general and administrative expenses	2,070.1	1,694.4	1,433.6
Amortization of intangibles	43.5	33.4	35.4
Restructuring charges	21.2	—	9.8

OPERATING INCOME	1,501.3	1,163.9	1,024.6
Interest expense	332.4	158.9	77.3
Other expense (income), net	(40.2)	78.9	(47.0)

Income from continuing operations before income taxes and minority interests	1,209.1	926.1	994.3
Income taxes	311.1	324.5	261.1
Minority interests	67.9	20.0	17.2

Income from continuing operations	$830.1	$581.6	$716.0
Income from discontinued operations, net of tax	—	39.5	67.8

NET INCOME	$830.1	$621.1	$783.8

EARNINGS PER COMMON SHARE
Basic
Continuing operations	$5.56	$3.99	$4.93
Discontinued operations	—	0.27	0.47

Net earnings	$5.56	$4.26	$5.40

Diluted
Continuing operations	$5.42	$3.87	$4.78
Discontinued operations	—	0.26	0.45

Net earnings	$5.42	$4.13	$5.23

DIVIDENDS PAID PER COMMON SHARE	$1.50	$1.38	$1.26

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	149.1	145.6	145.1
Diluted	153.0	150.5	149.9

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$182.7	$93.6
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns (2006 $49.1 and 2005 $52.4)	970.9	973.0
Accounts receivable from related parties	194.4	142.6
Inventories
Maturing spirits and wine	1,186.0	889.3
Other raw materials, supplies and work in process	452.4	301.5
Finished products	548.6	472.3

Total inventories	2,187.0	1,663.1
Other current assets	395.1	320.4

TOTAL CURRENT ASSETS	3,930.1	3,192.7

Property, plant and equipment
Land and improvements	283.4	316.8
Buildings and improvements to leaseholds	853.2	684.7
Machinery and equipment	1,978.1	1,703.0
Construction in progress	146.9	92.7

	3,261.6	2,797.2
Less accumulated depreciation	1,313.1	1,117.6

Property, plant and equipment, net	1,948.5	1,679.6
Goodwill resulting from business acquisitions	4,345.6	3,633.5
Other intangible assets resulting from business acquisitions, net of accumulated amortization (2006 $302.0 and 2005 $256.3)	4,096.9	3,247.0
Investments in unconsolidated subsidiaries	83.4	1,153.5
Investments in related parties	96.5	89.9
Other assets	167.3	205.3

TOTAL ASSETS	$14,668.3	$13,201.5

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks	$25.6	$20.5
Commercial paper	762.0	616.7
Current portion of long-term debt	1.7	296.9
Accounts payable to vendors	395.3	655.7
Accounts payable to related parties	97.2	32.7
Accrued taxes	251.0	199.9
Accrued customer programs	158.1	164.9
Accrued salaries, wages and other compensation	173.5	160.2
Accrued expenses and other current liabilities	651.0	670.4

TOTAL CURRENT LIABILITIES	2,515.4	2,817.9

Long-term debt	5,034.9	4,889.9
Deferred income	92.2	119.2
Deferred income taxes	1,135.3	877.2
Accrued retiree benefits	208.1	123.3
Postretirement and other liabilities	394.7	353.6

TOTAL LIABILITIES	9,380.6	9,181.1

Minority interest in consolidated subsidiaries	559.7	374.8
Stockholders' equity
$2.67 Convertible Preferred stock	6.3	6.6
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	717.4
Paid-in capital	615.7	182.8
Accumulated other comprehensive income (loss)	37.9	(22.2)
Retained earnings	6,496.3	5,890.2
Treasury stock, at cost	(3,162.2)	(3,129.2)

TOTAL STOCKHOLDERS' EQUITY	4,728.0	3,645.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,668.3	$13,201.5

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$830.1	$621.1	$783.8
Restructuring charges	15.0	—	6.9
Depreciation and amortization	254.7	224.4	221.0
Stock-based compensation	37.0	—	—
Deferred taxes	(9.9)	6.0	42.9
Deferred income	(27.0)	(27.1)	(27.0)
Currency hedge expense	—	120.9	—
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease (increase) in accounts receivable	183.6	(16.7)	(109.7)
Increase in inventories	(214.1)	(79.3)	(113.6)
Decrease (increase) in other assets	9.1	(11.0)	3.7
(Decrease) increase in accounts payable	(197.7)	28.6	38.6
Decrease in accrued taxes	(132.6)	(49.0)	(93.1)
Increase (decrease) in accrued expenses and other liabilities	267.8	(40.9)	(14.1)
Tax benefit on the exercise of stock options	—	26.0	35.0
Other operating activities, net	(33.3)	(0.3)	17.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	982.7	802.7	791.9

INVESTING ACTIVITIES
Additions to property, plant and equipment	(266.0)	(221.9)	(241.7)
Proceeds from the disposition of property, plant and equipment	84.6	6.3	26.1
Acquisitions, net of cash acquired	(580.9)	(4,936.0)	(30.9)
Currency hedge expense related to Spirits and Wine acquisition purchase price	—	(120.9)	—
Dividend from the spin-off of ACCO World Corporation	—	613.3	—
Other investing activities, net	—	(5.0)	1.2

NET CASH USED BY INVESTING ACTIVITIES	(762.3)	(4,664.2)	(245.3)

FINANCING ACTIVITIES
(Decrease) increase in short-term debt and commercial paper, net	(2,938.7)	3,918.0	138.8
Issuance of long-term debt	2,939.9	—	—
Repayment of long-term debt	(148.9)	(0.4)	(203.6)
Dividends to stockholders	(224.0)	(201.6)	(183.5)
Cash purchases of common stock for treasury	(0.9)	—	(326.4)
Proceeds received from exercise of stock options	62.1	72.1	77.8
Tax benefit on exercise of stock options	10.8	—	—
Proceeds from the sale of subsidiary preferred stock	153.0	—	—
Other financing activities, net	1.2	(4.4)	(18.7)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(145.5)	3,783.7	(515.6)

Effect of foreign exchange rate changes on cash	14.2	6.5	29.3
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$89.1	$(71.3)	$60.3

Cash and cash equivalents at beginning of year	$93.6	$164.9	$104.6
Cash and cash equivalents at end of year(a)	182.7	93.6	164.9

Cash paid during the year for (including discontinued operations)
Interest	$243.8	$172.5	$91.0
Income taxes	353.7	313.5	310.3

(a)
Includes cash and cash equivalents for discontinued operations at December 31, 2004 of $79.8 million.

See Notes to Consolidated Financial Statements.

  Consolidated Statement of Stockholders' Equity

  Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total

Balance at December 31, 2003	$ 7.5	$717.4	$126.7	$ (89.8)	$4,846.9	$(2,968.1)	$2,640.6

Comprehensive income
Net income	—	—	—	—	783.8	—	783.8
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	52.2	—	—	52.2
Minimum pension liability adjustments	—	—	—	44.0	—	—	44.0

Total comprehensive income	—	—	—	96.2	783.8	—	880.0
Dividends ($1.26 per Common share and $2.67 per Preferred share)	—	—	—	—	(183.5)	—	(183.5)
Purchases (4.4 shares)	—	—	—	—	—	(322.1)	(322.1)
Tax benefit on exercise of stock options	—	—	35.0	—	—	—	35.0
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (2.3 shares)	(0.4)	—	(5.9)	—	—	87.0	80.7

Balance at December 31, 2004	7.1	717.4	155.8	6.4	5,447.2	(3,203.2)	3,130.7

Comprehensive income
Net income	—	—	—	—	621.1	—	621.1
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	1.7	—	—	1.7
Minimum pension liability adjustments	—	—	—	(30.3)	—	—	(30.3)

Total comprehensive income	—	—	—	(28.6)	621.1	—	592.5
Dividends ($1.38 per Common share and $2.67 per Preferred share)	—	—	—	—	(201.6)	—	(201.6)
Tax benefit on exercise of stock options	—	—	26.0	—	—	—	26.0
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.9 shares)	(0.5)	—	1.0	—	—	74.0	74.5
Spin-off of ACCO World Corporation	—	—	—	—	23.5	—	23.5

Balance at December 31, 2005	$ 6.6	$717.4	$182.8	$ (22.2)	$5,890.2	$(3,129.2)	$3,645.6

Comprehensive income
Net income	—	—	—	—	830.1	—	830.1
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	153.3	—	—	153.3
Minimum pension liability adjustments	—	—	—	26.7	—	—	26.7

Total comprehensive income	—	—	—	180.0	830.1	—	1,010.1
Dividends ($1.50 per Common share and $2.67 per Preferred share)	—	—	—	—	(224.0)	—	(224.0)
Stock issued for SBR acquisition	—	16.6	372.8	—	—	(91.5)	297.9
Stock-based compensation	—	—	45.0	—	—	56.0	101.0
Tax benefit on exercise of stock options	—	—	17.3	—	—	—	17.3
Conversion of preferred stock (0.1 shares)	(0.3)	—	(2.2)	—	—	2.5	—
Adjustment to initially apply FASB Statement no. 158, net of tax	—	—	—	(119.9)	—	—	(119.9)

Balance at December 31, 2006	$ 6.3	$734.0	$615.7	$ 37.9	$6,496.3	$(3,162.2)	$4,728.0

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies

Basis of Presentation    The consolidated financial statements include the accounts of Fortune Brands, Inc., after elimination of intercompany transactions, majority-owned subsidiaries and a subsidiary, Acushnet Lionscore Limited, in which it holds a minority interest but has substantive control as a result of the Company having operational decision-making powers over the entity. In addition, we consolidate variable interest entities (VIEs) where we are deemed to be the primary beneficiary. Refer to Note 4 "Acquisitions, Disposals and Joint Ventures," for a discussion of VIEs. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results for future periods could differ from those estimates.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations related to the 2005 spin-off of ACCO World Corporation were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2005 and 2004. The cash flows from discontinued operations for the years ending December 31, 2005 and 2004 were not separately classified on the accompanying consolidated statements of cash flows.

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

Inventories    The first-in, first-out (FIFO) inventory method is our principal inventory method across all segments.

In our Home and Hardware segment, we use the last-in, first-out (LIFO) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2006 and 2005 were $177.6 million (with a current cost of $199.1 million) of the total inventories of $2,187.0 million and $171.1 million (with a current cost of $181.2 million) of the total inventories of $1,663.9 million, respectively.

At December 31, 2005, approximately $291 million of Spirits & Wine inventory was recorded using the average cost inventory method. In January 2006, we conformed our Spirits & Wine inventory accounting policies upon completion of the legal transfer of a majority of Spirits and Wine assets acquired from Pernod. All Spirits and Wine inventories are now accounted for using the FIFO inventory method. The impact of the accounting change was immaterial.

A minor amount of similar types of inventory within the Home and Hardware business is accounted for utilizing both FIFO and average cost based on the method in place at the time of acquisition. The impact on our statement of income and balance sheet between accounting for the inventories using the average cost method versus the FIFO inventory method is inconsequential.

In accordance with generally recognized trade practice, maturing spirits and wine inventories are classified as current assets, although the majority of these inventories, due to the duration of aging processes, ordinarily will not be sold within one year.

Regarding the change in accounting method for Spirits and Wine inventory from average cost to FIFO, the impact of the change was immaterial and therefore a preferability letter was not required from our independent accountants and we did not provide the disclosures required by paragraph 17 of SFAS 154. The impact of the change in accounting on inventory was 0.3% or less as of both December 31, 2005 and 2004 and +/-0.1% as of March, June and September 2006. The impact on net income was +/-0.3% or less for each of the twelve months ended December 31, 2005, 2004 and 2003. The impact on net income was 0.6% or less for each of the three months ended March, June and September 2006.

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

Long-lived Assets    In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted-average cost of capital, risk adjusted where appropriate, which represents the blended after-tax costs of debt and equity.

Goodwill and Indefinite-lived Intangibles    Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. We use a rate corresponding to our cost of capital, risk adjusted where appropriate, in determining discounted cash flows. Estimated cash flows are then determined by disaggregating the business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, we perform an impairment test to measure the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current and projected future levels of income based on management's plans for that business, as well as business trends, prospects and market and economic conditions.

FAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as it was deemed that these tradenames are currently anticipated to contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

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

Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize a profit split methodology, which is a customary valuation practice, to establish a reasonable royalty rate. Profit split analyses allocate economic income (EBITDA less returns on working capital and fixed assets employed) between a tradename and residual assets of the economic unit in determination of the expected profit margin associated with commercialization of the tradename. Additionally, independent valuation experts are used for periodic review and testing of management's assumptions relative to all significant trade valuations and lives, and for independent research on market and competitive dynamics.

There were no write-downs of goodwill or identifiable intangible assets in 2006, 2005 or 2004.

Warranty Reserves    We offer customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. Warranty expense is generally recorded in cost of products sold at the time of sale. Refer to Note 15, "Product Warranties."

Employee Benefit Plans    We provide a range of benefits to employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by generally accepted accounting principles, which reflect various actuarial assumptions, including discount rates, expected long-term rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The discount rate is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The long-term expected rate of return on plan assets reflects the mix of the plan asset investments. Compensation increases reflect expected future compensation trends. The health care cost trend rates reflect expected changes in health care costs based on historical rates and estimates of future changes. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effects of the modifications are generally recorded or amortized over future periods. We believe that the assumptions utilized in recording obligations under the plans, which are presented in Note 10, "Pension and Other Retiree Benefits," are reasonable based on experience and on advice from independent actuaries. We will continue to monitor these assumptions as market conditions warrant.

Environmental    The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2006 and 2005, environmental accruals amounted to $33.1 million and $41.5 million, respectively, and are included in non-current liabilities on the balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Income Taxes    In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries that are considered permanently invested aggregated $554.3 million at December 31, 2006.

Revenue Recognition    In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," the Company recognizes revenue as products are shipped to customers, net of applicable provisions for discounts, returns and allowances. We also provide for an estimate of potential bad debt at the time of revenue recognition.

Amounts billed for shipping and handling are classified in "net sales" in the consolidated income statement. Costs incurred for shipping and handling are classified in "advertising, selling, general and administrative expenses." Shipping and handling costs included in "advertising, selling, general and administrative expenses" were $257.3 million, $219.4 million and $185.3 million for 2006, 2005 and 2004, respectively.

Customer Program Costs    The Company generally recognizes customer program costs in either "net sales" or the category "advertising, selling, general and administrative expenses" at the time the program is initiated and/or the revenue is recognized. The costs recognized in "net sales" include, but are not limited to, general customer program-generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in "advertising, selling, general and administrative expenses" include point of sale materials and store service fees.

In addition, "accrued customer programs" principally include general customer program costs, cooperative advertising, volume allowances and shared media. Volume allowances are accrued based on management's estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer employee training.

Advertising Costs    Advertising costs, which amounted to $611.3 million, $471.1 million and $430.6 million for 2006, 2005 and 2004, respectively, are principally expensed as incurred. Advertising costs include media costs, point of sale materials, cooperative advertising and product endorsements. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $53.9 million, $53.5 million and $44.5 million for 2006, 2005 and 2004, respectively. Advertising costs recorded in advertising, selling, general and administrative expenses were $557.4 million, $417.6 million and $386.1 million for 2006, 2005 and 2004, respectively.

Research and Development    Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $72.7 million, $65.9 million and $60.6 million in 2006, 2005 and 2004, respectively, are expensed as incurred.

Stock-based Compensation    On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), supplemented by Securities and Exchange Commission Staff Accounting Bulletin No. 107, "Share-Based Payment." We used the "modified prospective" transition method as defined in FAS 123R, which requires compensation cost to be recorded for all unvested stock options over the remaining service period beginning January 1, 2006. Subsequent to adoption of FAS 123R, we recognized share-based compensation expense, measured as the fair value of an award on the date of grant, in the financial statements over the period that an employee provides service in exchange for the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to 2006, we elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock plans as allowed under Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation — Transition and Disclosure." Prior to adoption of FAS 123R, we applied the "nominal vesting period approach," recognizing pro forma compensation cost over the three-year vesting period, including for awards held by individuals who are eligible for the retirement provisions under the applicable plan. When we adopted FAS 123R on January 1, 2006, we changed the approach to recognize expense for retirement eligible employees over a twelve-month period (since retiree options vest in their entirety if held at least one year before retirement) or the period until retirement eligible, if longer. The impact of the change on pro forma net income and diluted earnings per share for the years ended December 31, 2005 and 2004 would not have been material.

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of the "Accumulated other comprehensive income (loss)" caption in stockholders' equity. Some transactions are made in currencies different from an entity's functional currency. Gains and losses on these foreign currency transactions are classified on the statement of income depending on the nature of the item.

Derivative Financial Instruments    In accordance with Statement of Financial Accounting Standards Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" and its related amendment Statement of Financial Accounting Standards Statement No. 138 (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

In connection with the 2005 Spirits and Wine acquisition purchase price which was paid in British pounds sterling, we entered into call options to hedge the currency exposure related to the purchase price. We terminated the call options in early July 2005. We also entered into forward contracts to buy British pounds to hedge the currency exposure related to the purchase price. We settled the forward contracts upon consummation of the acquisition in July 2005. In connection with the acquisition, we also entered into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt to finance the acquisition. We terminated these locks and swaps upon issuance of new long-term debt in January 2006. For additional information, see Note 13, "Financial Instruments."

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2006, $1.9 million in deferred currency gains were reclassified to cost of products sold. During the year ended December 31, 2005, $7.2 million in deferred currency losses were reclassified to cost of products sold. We estimate that $4.2 million of currency derivative losses included in OCI as of December 31, 2006 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk    Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Canadian dollar, Euro, British pound sterling and Australian dollar.

Interest Rate Risk    We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 13, "Financial Instruments," for more information about the management of our interest rate risk.

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In July, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we will determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement, where we will determine the amount of benefit to recognize in our financial statements. FIN 48 requires that, upon adoption, we record any change in net assets that results from the application of FIN 48 as an adjustment to opening retained earnings. This will result in adjustment to net assets and retained earnings of $0-20 million. FIN 48 is effective January 1, 2007.

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar 2008 for Fortune Brands). We are evaluating the impact of FAS 157 on our results of operations and financial position.

2.    Goodwill and Other Identifiable Intangibles

We had net goodwill of $4,345.6 million as of December 31, 2006. The increase in goodwill during the twelve months ended December 31, 2006 of $712.1 million from $3,633.5 million as of December 31, 2005 was primarily due to goodwill for the Spirits and Wine acquired assets that were legally transferred in the first quarter of 2006 and finalization of the valuation of the Spirits and Wine identifiable intangible assets (together $527.1 million), as well as goodwill from the acquisition of Simonton ($180.4 million). Refer to Note 4, "Acquisitions, Disposals and Joint Ventures."

The change in the net carrying amount of goodwill by segment is as follows:

(In millions)	Balance at December 31, 2004	Acquisitions and Translation Adjustments	Balance at December 31, 2005	Acquisitions and Translation Adjustments	Balance at December 31, 2006

Home and Hardware	$1,726.3	$ 6.4	$1,732.7	$185.0	$1,917.7
Spirits and Wine	265.6	1,623.4	1,889.0	527.1	2,416.1
Golf	13.2	(1.4)	11.8	—	11.8

Total goodwill, net	$2,005.1	$1,628.4	$3,633.5	$712.1	$4,345.6

We also had indefinite-lived intangible assets, principally tradenames, of $3,338.4 million as of December 31, 2006 compared to $2,690.9 million as of December 31, 2005. The increase of $647.5 million was primarily due to the consolidation of the Spirits and Wine acquired assets transferred after December 31, 2005 and finalization of the valuation of Spirits and Wine acquired indefinite-lived intangible assets (together $441.5 million), as well as SBR, Inc. (Simonton) indefinite-lived intangible assets ($206.0 million).

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $986.4 million and $227.9 million, respectively, as of December 31, 2006, compared to $738.3 million and $182.2 million, respectively, as of December 31, 2005. The gross carrying value increase of $248.1 million was principally due to amortizable identifiable intangible assets associated with the acquisition of Simonton ($148.5 million, primarily customer relationships) and the Spirits and Wine amortizable identifiable intangible assets associated with acquired assets transferred after December 31, 2005 ($99.0 million).

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2006 and 2005 are as follows:

	As of December 31, 2006			As of December 31, 2005

(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value

Indefinite-lived intangible assets — tradenames	$3,412.5	$(74.1) (a)	$3,338.4	$2,765.0	$(74.1) (a)	$2,690.9
Amortizable intangible assets
Tradenames	491.9	(134.8)	357.1	390.2	(119.5)	270.7
Customer and contractual relationships	397.3	(71.9)	325.4	257.4	(47.5)	209.9
Patents/proprietary technology	81.9	(16.6)	65.3	75.4	(10.9)	64.5
Licenses and other	15.3	(4.6)	10.7	15.3	(4.3)	11.0

Total	986.4	(227.9)	758.5	738.3	(182.2)	556.1

Total identifiable intangibles	$4,398.9	$(302.0)	$4,096.9	$3,503.3	$(256.3)	$3,247.0

(1)
Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Intangible amortization was $43.5 million, $33.4 million and $35.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in amortization for the twelve months ended December 31, 2006 compared to December 31, 2005 was primarily due to an increase in finite-lived intangible assets associated with the Spirits and Wine acquisition ($5.5 million), as well as amortization associated with the Simonton acquisition ($4.6 million). The Company expects to record intangible amortization of approximately $48 million for each of the next five fiscal years ending December 31, 2007 through December 31, 2011.

We performed our annual impairment test as of December 31 of each fiscal year. For 2006, 2005 and 2004, no impairment of goodwill or indefinite-lived intangible assets was recognized as a result of the annual impairment tests.

3.    Discontinued Operation

On August 16, 2005, the Company completed the spin-off of the Office business segment, ACCO World Corporation ("ACCO"), to the Company's shareholders, and ACCO merged with General Binding Corporation, creating ACCO Brands Corporation, a leading supplier of branded office products.

The statements of income for the twelve months ended December 31, 2005 and 2004 were adjusted to reflect our Office business segment as a discontinued operation. The results of this discontinued operation include expenses that were paid by Fortune Brands on behalf of ACCO based on actual direct costs incurred, as well as interest expense associated with the outstanding debt of Fortune Brands that was allocated to ACCO. The allocation of debt was based on the average net assets of ACCO as a percent of the average net assets plus average consolidated debt not attributable to other operations of Fortune Brands.

The following table summarizes the results of the discontinued operations for the years ended December 31, 2005 and 2004.

	For the Year ended December 31,
(In millions)	2005	2004

Net sales	$763.8	$1,175.7
Income from discontinued operations before income taxes	$65.8	$89.7
Income taxes	26.3	21.9

Income from discontinued operations, net of income taxes	$39.5	$67.8

4.    Acquisitions, Disposals and Joint Ventures

Acquisition of Simonton

On June 7, 2006, we completed the acquisition of SBR, Inc. (Simonton), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million, net of cash acquired and including assumed debt. The consideration paid included stock (based on the price of Fortune Brands common stock at closing) and cash. The stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton's debt, of which $55.4 million was paid off at closing. Simonton has been included in consolidated results from the date of acquisition. The acquisition is not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations."

Acquisition of Spirits and Wine Brands and Assets

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Acquired Assets) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker's Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands, and distribution networks in the U.K., Germany and Spain. As expected, the Acquired Assets have significantly enhanced our Spirits and Wine business and strengthened our distribution in key global markets.

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

The acquisition was structured this way as a result of our negotiations with Pernod Ricard, after considering various factors, including 1) our commercial desire to obtain the economic benefits associated with owning and operating the Acquired Assets as soon as possible after funding the purchase price for those assets; 2) assets being transferred from Pernod Ricard were commingled or shared assets involving significant reorganization of business operations; and 3) the actual legal transfer of all the Acquired Assets required that we evaluate alternative ways to separate the Acquired Assets from those to be retained by Pernod Ricard, obtain required consents, and structure, negotiate, document and complete the transfer of the Acquired Assets.

At the time the net assets of any particular Acquired Assets were actually transferred to the Company, the number of Goal tracker shares held by the Company was reduced in proportion to the value ascribed to the net assets transferred, using a methodology prescribed by the Company's agreement with Pernod Ricard. Our agreement with Pernod Ricard provided that the net assets of the Acquired Assets would be legally transferred to one or more subsidiaries of Fortune Brands over a six month period that began on July 26, 2005 (the Closing). As of December 31, 2005, the net assets of Courvoisier and Maker's Mark, as well as certain California wine assets, had been transferred. As of January 27, 2006, substantially all of the acquired net assets had been legally transferred to Fortune Brands.

The initial cost of the Spirits and Wine acquisition at the Closing was approximately $5.0 billion. This consisted of approximately £2.7 billion ($4.9 billion) paid on July 26, 2005 for the assets that were formerly owned by Allied Domecq and $135.6 million paid on September 8, 2005 for the purchase of the Larios brand directly from a Pernod Ricard subsidiary.

The purchase price of the assets formerly owned by Allied Domecq was subject to change based on adjustments in accordance with the purchase agreement. The final purchase price was based on specified multiples of historic profit (for the Allied Domecq fiscal year ended August 31, 2004) of the brands purchased, as well as working capital levels as of July 26, 2005 and other adjustments. The Company's agreement with Pernod Ricard provided for an assessment by Pernod Ricard of historic profitability of the brands the Company purchased, with a subsequent review by the Company of the historic profits, and a binding determination by a third party if the Company and Pernod Ricard could not agree. We reached an agreement with Pernod Ricard on May 19, 2006 to adjust the global consideration for the Acquired Assets as a result of higher actual historical profits than anticipated, working capital adjustments and additional adjustments to achieve economic results consistent with the parties' intention to complete the Company's acquisition of the Acquired Assets on a cash-free and debt-free basis. The net payment was £134.3 million (approximately $252 million). The total recorded investment for the Spirits and Wine acquisition, which included the initial payment, the purchase of Larios, supplemental brands purchased, purchase price adjustments and other settlements, as well as transactions costs, was approximately $5.25 billion.

Until assets were legally transferred, reporting was in accordance with Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities" (FIN 46R). All assets were substantially legally transferred as of January 2006. Since many of the Allied Domecq assets to be acquired by Fortune

Brands were commingled in entities that owned assets also acquired by Pernod Ricard, in accordance with FIN 46R, our interest in the Goal subsidiaries was deemed to be a variable interest in those entities only if the fair value of the specified assets was more than half of the total fair value of the entity's assets. Those variable interest entities for which we were the primary beneficiary, bearing the obligation to absorb the majority of the expected losses and the right to receive the majority of the expected residual returns, were consolidated and accounted for in accordance with FIN 46R and FAS 141. We recognized minority interest for any Pernod Ricard assets at fair value. Once the Pernod Ricard assets were legally transferred, we ceased recognizing the minority interest.

If the fair value of the assets acquired by Fortune Brands was less than 50% of the fair value of the entity and we were not the primary beneficiary, we accounted for the investment using the cost method. In addition, since the tracker shares gave the Company ownership rights for the income/losses generated by the Fortune Brands assets from the date of acquisition through the legal transfer of assets, we recorded income in the amount of $57.3 million for these unconsolidated subsidiaries for the period July 26, 2005 through December 31, 2005. Once the Fortune Brands assets were legally transferred, the cost investments were replaced by the actual Fortune assets acquired on a fair value basis as of the date of acquisition in accordance with FAS 141. As of December 31, 2005, the Fortune Brands assets accounted for under the cost method were $1.1 billion and were included in Investments in unconsolidated subsidiaries on the consolidated balance sheet as of December 31, 2005. These investments included assets for which the Company paid approximately $1.0 billion out of the total purchase price of approximately $5.0 billion. For those VIEs in which we had an investment but we were not considered to be the primary beneficiary, the maximum exposure to loss as of December 31, 2005 was $1.1 billion. Net assets pertaining to this investment were legally transferred between January 1, 2006 and January 27, 2006. We are not aware of any losses that occurred during this transfer period.

We initially financed the acquisition of the Acquired Assets with borrowings under bank credit agreements and subsequently financed it in the commercial paper market. On April 20, 2005, we executed a bridge credit agreement for up to $6.0 billion with an 18-month term from the initial drawdown. In January 2006, we issued dollar- and euro-denominated long-term debt securities of $2 billion and €800 million (approximately $1 billion) and repaid and terminated the bridge credit agreement. See Note 6, "Long-Term Debt," for additional information on the financing of the Spirits and Wine acquisition.

As of December 31, 2006, we recorded $2,148.0 million of goodwill, of which $198.7 million is tax deductible, related to the acquisition. Identifiable intangible assets as of the dates of acquisitions for the Acquired Assets were as follows:

(In millions)	Weighted Average Amortization Period	Fair Value

Finite-lived intangible assets
Tradenames	29.1 years	$131.4
Customer relationships	2 years	6.2

Total finite-lived intangible assets		$137.6

Indefinite-lived intangible assets
Tradenames		$2,366.6
Goodwill		2,148.0

Total indefinite-lived intangible assets		$4,514.6

The following table summarizes the fair value of the Spirits and Wine assets acquired and liabilities assumed as of the date of each of the acquisitions.

(In millions)

Accounts receivable	$486.6
Inventories	987.7
Property, plant and equipment	571.8
Goodwill	2,148.0
Tradenames and other identifiable intangibles	2,504.2

Total assets	$6,698.3

Other current liabilities and accruals(a)	$676.9
Deferred income taxes	776.5

Total liabilities	1,453.4

Net assets acquired(b)	$5,244.9

(a)
Includes a liability of $49.6 million in connection with the planned restructuring of the Acquired Assets, primarily related to workforce reduction costs and distribution termination costs.

(b)
Includes transaction fees.

In accordance with FAS 141 disclosure requirements, the unaudited pro forma results for the twelve months ended December 31, 2005 and 2004 are presented as if the Spirits and Wine acquisition and legal transfer of assets occurred on January 1, 2004. This information is based on historical results of operations and is adjusted for the impact of acquisition costs. Pro forma results include allocations of selling and marketing and general and administrative expenses that are not representative of expenses on an ongoing basis. In addition, pro forma results give effect only to events that are expected to have a continuing impact on the business; therefore, arrangements with Pernod Ricard of limited duration are not reflected.

Given the significant factors and adjustments impacting the pro forma disclosure, the pro forma results presented below should not be deemed to be representative of either historical results or future results had the Acquired Assets been actually transferred to Fortune Brands as of January 1, 2004.

	Unaudited

(In millions, except per share data)	2005	2004

Net sales	$7,781.9	$7,367.9
Net income	628.5	790.1
Earnings per share
Basic	$4.31	$5.44
Diluted	$4.18	$5.27

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

Southern Millwork Corporation

In May 2005, the Home and Hardware business acquired the assets of Southern Millwork Corporation, a U.S. pre-hanger of entry doors. The acquisition did not have a material impact on our consolidated financial statements.

2004 Acquisition

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

Minority Interest

On July 1, 2006, V&S Group (V&S) contributed $153.0 million to purchase 45 shares of Series A-2 Convertible Preferred Stock of Beam Global Spirits & Wine, Inc. (BGSW) to maintain a 10% interest in the Spirits and Wine business. Fortune Brands continues to own 90% of the capital stock of this business. In May 2001, V&S paid $375 million to purchase its initial 10% equity interest in the Spirits and Wine business in the form of Series A-1 Convertible Preferred Stock. In 2003, the Spirits and Wine business returned a portion of invested capital to the Company and V&S, reducing V&S investment to $344.6 million.

The shares of BGSW convertible preferred stock issued to V&S are convertible into 10% of the BGSW common stock and have voting power equivalent to a 10% interest in BGSW common stock. The dividend on preferred stock is equal to the greater of 10% of the dividend paid on BGSW common stock or the dividends paid on preferred stock. The Series A-1 Preferred Stock is entitled to a dividend of 3.2647% of the preferred stock's face value ($344.6 million) plus unpaid accrued dividends. The Series A-2 Preferred Stock is entitled to a dividend of 4% of the preferred stock's face value ($153.0 million) plus unpaid accrued dividends. No dividends may be paid on common stock unless all unpaid accrued BGSW preferred stock dividends have been paid. For the year ended December 31, 2006, BGSW paid total preferred dividends of $14.3 million to V&S that were recorded as minority interest expense. For the years ended December 31, 2005 and 2004, BGSW paid total preferred dividends of $11.3 million to V&S that were recorded as minority interest expense in each year. V&S may require the Company to purchase the BGSW preferred stock at fair value in whole or in part upon one year's prior notice, or at any time upon a change in control of BGSW, Jim Beam Brands Co. (JBBCo.) or certain other events.

We account for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, "Classification and Measurement of Redeemable Securities." In 2006, we recorded an adjustment of $47.8 million as minority interest expense in the Fortune Brands consolidated statement of income, representing an increase in the estimated fair value of V&S's aggregate 10% ownership in the convertible redeemable preferred stock. The increase in fair value is primarily a result of the enhanced value of the Spirits and Wine business due to a greater global presence and position, opportunities to leverage growth for both the historical and newly acquired brands of the Spirits and Wine business and the synergies of the combined companies. In 2005 and 2004, the recorded value of the convertible redeemable preferred stock was deemed to be a reasonable approximation of the fair value.

In May 2001, the Spirits and Wine business completed transactions with V&S creating a joint venture named Future Brands LLC to distribute over an initial ten-year period both companies' spirits brands in the United States. BGSW has accounted for this joint venture using the equity method of accounting. V&S paid $270 million to gain access to our Spirits and Wine business' U.S. distribution network and to acquire a 49% interest in Future Brands. We have accounted for the $270 million gain on the sale of 49% of Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of JBBCo., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, we began amortizing these amounts to other income and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the 10-year term of the management agreement for Future Brands.

5.    Short-Term Borrowings and Credit Facilities

At December 31, 2006 and 2005, there were $787.6 million and $637.2 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and commercial paper that are used for general corporate purposes, including acquisitions. Included in this amount as of December 31, 2006 and 2005, there were $8.1 million and $0.9 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $9.0 million and $0.9 million, respectively. In addition, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $171.0 million, of which $17.5 million was outstanding at December 31, 2006 and $124.7 million, of which $19.6 million was outstanding as of December 31, 2005. The weighted-average interest rate on these borrowings was 5.2% and 3.9%, respectively, including the short-term debt of $1.0 billion classified as long-term debt.

See Note 13 for a description of the Company's use of financial instruments.

6.    Long-Term Debt

The components of long-term debt are as follows:

(In millions)	2006	2005

2 7/8% Notes, Due 2006	$—	$300.0
6 1/4% Notes, Due 2008	200.0	200.0
3 1/2% Notes, Due 2009 (€300.0)	396.0	—
5 1/8% Notes, Due 2011	750.0	—
4% Notes, Due 2013 (€500.0)	660.0	—
4 7/8% Notes, Due 2013	300.0	300.0
5 3/8% Notes, Due 2016	950.0	—
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
5 7/8% Notes, Due 2036	300.0	—
Bridge credit facility outstanding	—	148.7
Short-term debt classified as long-term debt(a)	1,000.0	3,800.0
Miscellaneous	39.7	(2.8)

Total debt	5,036.6	5,186.8
Less current portion	1.7	296.9

Total long-term debt	$5,034.9	$4,889.9

(a)
Based on the long-term credit facilities which support our commercial paper borrowings, we have classified $1.0 billion and $3.8 billion of these borrowings as long-term on the consolidated balance sheet as of December 31, 2006 and 2005, respectively. This amount represents the commercial paper amount that the Company believes will remain outstanding for the next twelve months.

At December 31, 2006, we had a $2.0 billion, 5-year revolving credit agreement, which matures in 2010. On October 5, 2006, we renewed our $500 million 364-day revolving credit facility to mature in 2007. The agreement includes the option to extend payment for one year at the Company's discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility under which there were no amounts outstanding. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company's long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. These facilities support the Company's commercial paper borrowings in the commercial paper market.

In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consist of $750 million of 5 1/8% notes due January 2011, $950 million of 5 3/8% notes due January 2016 and $300 million of 5 7/8% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition. Net proceeds of $1,977.4 million were less price discounts of $9.3 million and underwriting fees of $13.3 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, "Financial Instruments," on treasury rate locks associated with the U.S.-denominated long-term debt.

In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) in a transaction exempt from registration in accordance with Regulation S under the Securities Act of 1933. The notes consist of €300 million of 3 1/2% notes due January 2009 and €500 million of 4% notes due January 2013. Proceeds were used to pay down commercial paper issued in connection with the Spirits and Wine acquisition and borrowings under the bridge credit agreement. Net proceeds of €794.5 million were less price discounts of €3.1 million and underwriting fees of €2.4 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 13, "Financial Instruments," on interest rate swaps associated with the euro-denominated long-term debt.

Estimated payments for maturing debt during the next five years as of December 31, 2006 are as follows: 2007, $1.7 million; 2008, $204.5 million; 2009, $405.6 million; 2010 $1,000.0 million and 2011 $750.0 million.

7.    $2.67 Convertible Preferred Stock — Redeemable at Company's Option

There were 204,980 and 215,047 shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2006 and 2005, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share together with holders of common stock (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.205 shares of common stock. Authorized but unissued common shares are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Holders converted 10,067 shares and 18,280 shares during 2006 and 2005, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

The Company paid a cash dividend of $2.67 per share in the aggregate amount of $0.6 million in each of the years ended December 31, 2006, 2005 and 2004.

8.    Capital Stock

We have 750 million authorized shares of common stock and 60 million authorized shares of Preferred stock.

There were 151,909,241 and 146,290,063 common shares outstanding (net of treasury shares) at December 31, 2006 and 2005, respectively.

The cash dividends paid on the common stock for the years ended December 31, 2006, 2005 and 2004 aggregated $223.4 million, $201.0 million and $182.9 million, respectively.

We did not repurchase any shares in connection with the Company's share repurchase program in the year ended December 31, 2006 and 2005. Treasury shares delivered in connection with exercise of stock options and grants of other stock awards and conversion of preferred stock amounted to 1,580,877 in 2006 and 2,032,854 in 2005. At December 31, 2006 and 2005, there were 82,968,295 and 83,279,961 common treasury shares, respectively.

9.    Stock Plans

We use stock options and performance awards to compensate key employees and stock awards to compensate outside directors. We had stock option awards outstanding under three Long-Term Incentive Plans as of December 31, 2006. Grants under the 2003 Long-Term Incentive Plan may be made on or before

December 31, 2008 for up to 12.4 million shares of common stock (adjusted for the spin-off of ACCO World Corporation). No new stock-based awards can be made under the 1990 and 1999 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

Stock options have exercise prices equal to the fair value of a share of our common stock on the date of grant. Options generally may not be exercised prior to one year after the date of grant. Options issued prior to December 2005 generally expire ten years after the date of grant; options issued beginning in December 2005 expire seven years after the date of grant. Options issued since November 1998 generally vest one-third each year over a three-year period beginning on the first anniversary of the date of grant.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

	2006	2005	2004

Current expected dividend yield	2.1%	1.8%	1.8%
Expected volatility	20.5%	22.4%	26.7%
Risk-free interest rate	4.6%	3.8%	3.2%
Expected term	3.9 years	3.9 years	4.5 years

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the twelve months ended December 31, 2006 and 2005 was $14.05 and $16.14, respectively. FAS 123R also requires that we estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to recognizing forfeitures and the corresponding reduction in expense as they occur. Prior to January 1, 2006, for pro forma disclosure, we amortized stock option compensation cost on a three-year graded vesting schedule. Effective January 1, 2006, we elected to amortize stock option compensation cost on a straight-line basis over the service period.

In the twelve months ended December 31, 2006, we recognized pre-tax stock-based compensation expense for stock options of $33.6 million ($25.1 million after tax or $0.17 per basic share and $0.16 per diluted share). Manufacturing- and fixed asset-related compensation costs that were capitalized were not material. The impact of the adoption of FAS 123R on cash flow from operations was a decrease of $10.8 million with an offsetting increase in cash flow from financing due to reclassification of tax benefits from the exercise of stock options.

If compensation cost for the stock-based compensation was determined based on the fair value of an award on the date of grant, in accordance with the provisions of Statement of Financial Accounting Standards

No. 123, "Accounting for Stock-Based Compensation," and amortized to expense over the service period, on a pro forma basis, net income and earnings per share would have been as follows for 2005 and 2004:

(In millions, except per share amounts)	2005	2004

Net income — as reported	$621.1	$783.8
Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	10.5	12.3
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(35.3)	(39.1)

Pro forma net income	$596.3	$757.0
Earnings per common share
Basic — as reported	$4.26	$5.40
Basic — pro forma	$4.09	$5.21
Diluted — as reported	$4.13	$5.23
Diluted — pro forma	$3.98	$5.06

The following table summarizes stock options outstanding for the three years ended December 31, 2006, 2005 and 2004, as well as activity during each of the twelve months then ended:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2003	11,863,720	$41.75
Granted	3,032,550	72.37
Exercised	(2,307,251)	34.15
Lapsed	(172,526)	55.46

Outstanding at December 31, 2004	12,416,493	50.45
Granted	57,450	83.36
Exercised	(1,648,492)	39.42
Lapsed	(806,492)	64.60

Outstanding at August 16, 2005	10,018,959	51.31
Office business spin-off adjustment(a)	495,200	—
Granted	2,300,210	82.16
Exercised	(224,732)	36.94
Lapsed	(49,589)	70.58

Outstanding at December 31, 2005	12,540,048	55.12
Granted	2,747,960	74.65
Exercised(b)	(1,483,075)	42.45
Lapsed	(284,514)	73.49

Outstanding at December 31, 2006(c)	13,520,419	$60.10

(a)
On August 16, 2005, in connection with the Office products business spin-off, the Company adjusted the number of shares under options and the option exercise prices to preserve, as closely as possible, the economic value of the options that existed at the time of the spin-off

(b)
The intrinsic value of stock options exercised in the twelve months ended December 31, 2006 was $52.9 million. The source of shares issued was treasury stock.

(c)
At December 31, 2006, the weighted-average remaining contractual life of options outstanding was 6.0 years and the aggregate intrinsic value of options outstanding was $342.0 million.

Options outstanding and exercisable at December 31, 2006 were as follows:

		Options Outstanding			Options Exercisable
Range Of Exercise Prices		Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable		Weighted-Average Exercise Price

$21.71 to $46.78		4,147,576	4.2	$36.33	4,147,576		$36.33
50.11 to 68.89		4,414,092	7.3	62.34	3,612,145		60.89
74.17 to 82.16		4,958,751	6.3	77.98	786,634		81.88

December 31, 2006		13,520,419	6.0	$60.10	8,546,355	(1)	$50.90
December 31, 2005		12,540,048	6.6	55.12	7,643,129		43.78
December 31, 2004	(2)	12,416,493	7.5	50.45	6,668,720		38.81

(1)
At December 31, 2006, the weighted average remaining contractual life of options exercisable was 5.6 years and the aggregate intrinsic value of options exercisable was $294.7 million.

(2)
As reported on a basis before the spin-off of the Office products business.

A summary of the activity for nonvested stock options as of December 31, 2006 and the activity during the twelve months ended December 31, 2006 is presented below:

	Options	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2005	4,895,268	$15.41
Granted	2,747,960	14.05
Vested	(2,416,791)	14.88
Cancelled	(252,373)	15.66

Nonvested December 31, 2006	4,974,064	$14.91

The remaining unrecognized compensation cost related to unvested awards at December 31, 2006 was approximately $47.4 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of options that vested during the twelve months ended December 31, 2006 was $36.0 million.

We use stock awards to compensate outside directors under the 2005 Non-Employee Director Stock Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director's fees paid in stock. Compensation cost is expensed at the time of an award based on the fair value of a share of Fortune Brands stock at the date of the award. In the twelve months ended December 31, 2006, we awarded 13,150 shares with a weighted average stock price of $75.15 (pre-tax compensation cost $1.0 million). In the twelve months ended December 2005, we issued 6,300 shares of common stock to outside directors with a fair value on the date of the award of $86.28 (pre-tax compensation cost $0.5 million).

Performance awards are granted to certain officers of the Company. Payout is based on achievement of targeted cumulative diluted earnings per share and average consolidated return on equity (changed to average consolidated return on invested capital, beginning with the 2006-2008 cycle). Compensation cost is amortized into expense over the three-year performance period. For awards granted prior to December 2005, performance awards could be settled in stock or cash, depending on whether an individual had satisfied the Company's stock ownership guidelines. As a result, compensation cost was based on the stock price at each balance sheet date. Because performance awards granted after December 2005 may only be paid in stock, the fair value is based on the stock price at the date of grant.

The following table summarizes performance awards outstanding for the three years ended December 31, 2006, 2005 and 2004, as well as activity during each of the twelve months then ended:

Performance Awards

Outstanding at December 31, 2003	822,600
Issued	173,550
Exercised	(194,705)
Cancelled	(17,545)

Outstanding at December 31, 2004	783,900
Issued	142,875
Exercised	(204,300)
Cancelled	(11,307)
Office business spin-off adjustment(a)	32,146

Outstanding at December 31, 2005	743,314
Issued	159,375
Exercised	(214,444)
Cancelled	(12,782)

Outstanding at December 31, 2006	675,463

Exercisable at December 31, 2006	203,837

(a)
On August 16, 2005, in connection with the Office products business spin-off, the Company adjusted the number of shares under performance awards to preserve, as closely as possible, the economic value of the performance awards that existed at the time of the spin-off.

The pretax compensation cost for performance awards recorded in the twelve months ended December 31, 2006 was $13.0 million ($8.1 million after tax). The remaining unrecognized pre-tax compensation cost related to unvested awards at December 31, 2006 was approximately $8.4 million and the weighted-average period of time over which this cost will be recognized is 1.6 years. Cash used to settle performance awards in the twelve months ended December 31, 2006 was $15.6 million. In addition to the payment of cash, we issued 8,709 shares of common stock from treasury shares.

Shares available for issuance in connection with future awards under the Company's stock plans at December 31, 2006, 2005 and 2004 were: 3,122,917, 5,710,136, and 7,126,664, respectively. Shares available in connection with future awards at December 31, 2004 are on a basis before conversion as a result of the spin-off of the Office products business. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

10.    Pension and Other Retiree Benefits

We have a number of pension plans, principally in the United States, covering many of the Company's employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee's length of service and earnings. Annual contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied.

The Company provides postretirement health care and life insurance benefits to certain employees and retirees in the United States and certain employee groups outside the United States. Many employees and retirees outside the United States are covered by government health care programs.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (FAS 158), which is an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through adjustments to other comprehensive income. The funded status of a benefit plan is the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation (PBO). For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO). Previously unrecognized gains/losses, prior service costs/credits and transition assets/obligations are then recognized in accumulated other comprehensive income, and will continue to be amortized as components of net periodic benefit cost. This Statement is effective for publicly traded companies as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for Fortune Brands).

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits

(In millions)	2006	2005	2006	2005

CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Benefit obligation at beginning of year	$857.0	$1,083.4	$175.0	$177.6
Service cost	34.9	35.6	4.3	3.5
Interest cost	49.6	57.1	9.6	9.8
Actuarial (gain) loss	(8.6)	48.9	(17.3)	17.1
Participants' contributions	0.5	1.2	2.3	2.5
Foreign exchange rate changes	9.3	(13.4)	—	(0.3)
Benefits paid	(40.0)	(47.2)	(11.1)	(13.0)
Acquisitions	23.9	25.7	2.2	—
Dispositions	—	(335.6)	—	(11.5)
Plan amendments	2.8	1.3	0.2	(10.7)

Projected benefit obligation at end of year	$929.4	$857.0	$165.2	$175.0

Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$817.6	$749.9

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$687.4	$934.3	$—	$—
Actual return on plan assets	80.2	79.0	—	—
Employer contributions	18.1	48.0	8.8	10.5
Participants' contributions	0.5	1.2	2.3	2.5
Foreign exchange rate changes	6.9	(11.5)	—	—
Benefits paid	(40.0)	(47.2)	(11.1)	(13.0)
Acquisitions	28.0	14.6	—	—
Dispositions	—	(331.0)	—	—

Fair value of plan assets at end of year	781.1	687.4	—	—

Funded Status (Fair value of plan assets less PBO)	(148.3)	(169.6)	(165.2)	(175.0)
Unrecognized actuarial loss	—	281.7	—	46.2
Unrecognized prior service cost/(credit)	—	17.6	—	(10.4)

Net amount recognized	$(148.3)	$129.7	$(165.2)	$(139.2)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2006	2005	2006	2005

Prepaid pension benefit	$5.6	$70.5	$—	$—
Intangible assets	—	15.6	—	—
Current benefit payment liability	(0.7)	—	(10.9)	—
Accrued benefit liability	(153.2)	(77.9)	(154.3)	(139.2)
Minimum liability adjustment	—	121.5	—	—

Net amount recognized (pre-tax)	$(148.3)	$129.7	$(165.2)	$(139.2)

The amounts in accumulated other comprehensive income on the balance sheet that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are as follows.

(In millions)	Pension Benefits	Postretirement Benefits

Accumulated other comprehensive loss/(income)
Net actuarial loss	$237.0	$26.2
Net prior service cost/(credit)	18.5	(10.4)

Total	$255.5	$15.8

The incremental effect of FAS 158 on individual line items in the December 31, 2006 consolidated balance sheet are shown below:

(In millions)	Before Application of FAS 158	Adjustments	After Application of FAS 158

Other assets	$264.2	$(96.9)	$167.3
Total assets	14,765.2	(96.9)	14,668.3
Accrued expenses and other current liabilities	639.4	11.6	651.0
Deferred income taxes	1,208.4	(73.1)	1,135.3
Accrued retiree benefits	128.5	79.6	208.1
Postretirement and other liabilities	389.8	4.9	394.7
Total liabilities	9,357.6	23.0	9,380.6
Accumulated other comprehensive income	157.8	(119.9)	37.9
Total stockholders' equity	4,847.9	(119.9)	4,728.0

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cover over the next fiscal year are shown below.

(In millions)	Pension Benefits	Postretirement Benefits

Amortization of:
Net actuarial loss	$13.2	$1.7
Net prior service cost/(credit)	2.6	(1.6)

Total	$15.8	$0.1

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with an accumulated benefit obligation in excess of plan assets (underfunded ABO) are shown below.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (In millions)	2006	2005

Projected benefit obligation	$414.5	$462.9
Accumulated benefit obligation	361.3	412.7
Fair value of plan assets	296.5	343.0

Components of net periodic benefit cost are as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2006	2005	2004	2006	2005	2004

Service cost	$34.9	$35.6	$33.6	$4.3	$3.5	$3.3
Interest cost	49.6	57.1	59.3	9.6	9.8	10.1
Expected return on plan assets	(59.5)	(71.7)	(73.3)	—	—	—
Amortization of net loss	15.7	14.6	11.8	4.5	0.8	0.8
Amortization of prior service cost (credit)	2.6	3.4	3.5	(1.6)	(0.1)	(0.1)
Settlement loss	—	—	2.5	—	—	—

Net periodic benefit cost	$43.3	$39.0	$37.4	$16.8	$14.0	$14.1

Assumptions	Pension Benefits		Postretirement Benefits

	2006	2005	2006	2005

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate	5.9%	5.7%	6.0%	5.8%
Rate of compensation increase	4.0%	4.1%	—	—

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET COST FOR YEARS ENDED DECEMBER 31:
Discount rate	5.7%	5.9%	5.8%	6.0%
Expected long-term rate of return on plan assets	8.2%	8.3%	—	—
Rate of compensation increase	4.1%	4.0%	—	—

	Postretirement Benefits

	2006		2005

	Medical	Prescription Drug	Combined

ASSUMED HEALTH CARE COST TREND RATES USED TO DETERMINE BENEFIT OBLIGATIONS AND NET COST AT DECEMBER 31:
Health care cost trend rate assumed for next year	8.25%	11.25%	9.5%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2016	2015

Effective December 31, 2006, to better reflect the different market experience of medical and postretirement drug claims, we bifurcated the assumptions used for postretirement health care costs between medical and prescription drug costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost	$1.4	$(1.2)
Effect on postretirement benefit obligation	16.1	(14.3)

Plan Assets

Our pension plan weighted-average asset allocations at December 31, 2006 and 2005 are as follows:

	Pension Plan Assets at December 31

Asset Category	2006	2005

Cash	1%	2%
Equity securities	60	62
Fixed income	36	36
Other	3	<1

Total	100%	100%

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Master trusts were established to hold the assets of our domestic defined benefit plans. The U.S. defined benefit asset allocation policy of these trusts allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, a cash allocation of up to 25% and other investments up to 20%. Non-U.S. investment trust targets may differ depending on the country, allowing up to 90% equity, 100% fixed investments and up to 20% in real estate. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our expected 8.2% long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants. The expected long-term rates of return are 10% for equities, 5% for fixed income and 10% for other investments.

Contributions

We expect to contribute approximately $30 to $50 million to our pension plans in 2007.

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $33.6 million, $25.0 million and $24.2 million in 2006, 2005 and 2004, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

		Postretirement Benefits

(In millions)	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy

2007	$41.2	$10.2	$0.7
2008	41.4	9.8	0.8
2009	43.0	11.1	0.8
2010	46.6	11.7	0.9
2011	50.5	12.1	0.9
Years 2012-2016	324.9	60.9	5.2

11.    Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2006 are as follows:

(In millions)

2007	$59.3
2008	52.0
2009	36.4
2010	27.0
2011	21.3
Remainder	40.6

Total minimum rental payments	236.6
Less minimum rentals to be received under noncancelable subleases	14.4

$222.2

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $66.7 million, $53.2 million and $53.7 million in 2006, 2005 and 2004, respectively.

12.    Income Taxes

The components of income from continuing operations before income taxes are as follows:

(In millions)	2006	2005	2004

Domestic operations	$927.2	$710.2	$854.0
Foreign operations	281.9	215.9	140.3

Income from continuing operations before income taxes and minority interests	$1,209.1	$926.1	$994.3

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

(In millions)	2006	2005	2004

Income taxes computed at federal statutory income tax rate	$423.2	$324.1	$348.0
Other income taxes, net of federal tax benefit	27.4	29.5	27.5
Foreign taxes at different rate than U.S. federal statutory income tax rate	(39.6)	(2.4)	(5.4)
Reversal of reserves for items resolved more favorably than anticipated	(28.3)	—	(84.9)
Net tax adjustment associated with tax audits	—	(7.7)	(12.0)
Absence of tax benefit on currency hedge accounting expense	—	30.8	—
Adjustment for income reflected net of tax due to FIN 46(R) accounting(a)	—	(19.1)	—
Net effect of change in deferred taxes	(57.6)	—	—
Miscellaneous other, net	(14.0)	(30.7)	(12.1)

Income taxes as reported	$311.1	$324.5	$261.1

(a)
Refer to Note 4, "Acquisitions, Disposals and Joint Ventures," for additional information on FIN 46R accounting.

The following items impacted the effective income tax rate:

The effective income tax rates for the twelve months ended December 31, 2006, 2005 and 2004 were 25.7%, 35.0% and 26.3%, respectively. In 2006, we recorded total tax credits of $85.9 million. These tax credits were primarily associated with the favorable resolution of routine federal and state tax audits and changes in foreign tax laws that lowered income tax rates as they apply to foreign deferred income taxes. Foreign taxes were impacted by the increased foreign activity associated with the 2005 Spirits and Wine acquisition.

In 2005, we recorded currency hedge accounting expense related to the Spirits and Wine acquisition purchase price totaling $87.9 million in continuing operations. In accordance with hedge tax accounting rules, these losses were not tax deductible, but were included in the tax basis of the investment. Because this non-cash expense was not tax deductible, it had a $30.8 million unfavorable impact on our effective tax rate. See Note 13, "Financial Instruments," for additional information on currency hedges. In addition, in 2005, we recorded a $7.7 million tax credit as a result of the conclusion of various state tax audits.

In 2004, the Internal Revenue Service concluded its routine review of our 1997-2001 tax returns. As a result, we recorded total tax-related credits of $95.9 million in continuing operations, primarily due to a release of reserves for items resolved more favorably than anticipated, as well as $3.7 million in discontinued operations. In 2004, we also recorded a tax benefit of $4.6 million in continuing operations associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004. As a result of the conclusion of the IRS examination of our 1997-2001 tax years, in 2005 we received a total tax refund of $56 million.

Income taxes are as follows:

(In millions)	2006	2005	2004

Currently payable
Federal	$262.3	$268.5	$134.1
Foreign	34.2	5.7	34.4
State and other	24.5	45.1	35.8
Deferred
Federal, state and other	(19.7)	3.8	55.5
Effect of foreign earnings repatriation under the American Jobs Creation Act of 2004	—	—	(4.6)
Foreign	9.8	1.4	5.9

	$311.1	$324.5	$261.1

The components of net deferred tax assets (liabilities) are as follows:

(In millions)	2006	2005

CURRENT ASSETS
Compensation and benefits	$23.3	$14.4
Other reserves	35.8	31.0
Capitalized inventory	14.5	12.5
Accounts receivable	10.6	9.9
Miscellaneous	61.0	48.1

	145.2	115.9

CURRENT LIABILITIES
Inventories	(12.6)	(12.7)
Miscellaneous	(14.3)	(18.4)

	(26.9)	(31.1)

NONCURRENT ASSETS
Compensation and benefits	31.1	98.5
Other retiree benefits	132.4	33.6
Other reserves	94.8	44.5
Deferred income	35.3	45.6
Miscellaneous	42.3	14.7

	335.9	236.9

NONCURRENT LIABILITIES
Depreciation	(211.4)	(114.5)
Pension	(15.6)	(35.0)
Identifiable intangibles assets	(1,028.5)	(932.7)
Foreign subsidiary loss recapture	(157.8)	—
Miscellaneous	(57.9)	(31.9)

	(1,471.2)	(1,114.1)

Net deferred tax liability	$(1,017.0)	$(792.4)

13.    Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and interest rate swaps.

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. We enter into net investment hedges to hedge a portion of our net investments in certain foreign subsidiaries.

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

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2006, we had no outstanding interest rate swap agreements.

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

We established acquisition cost hedges that consisted of call options and forward contracts to buy British pounds. We terminated the call options in early July 2005. We settled the forward contracts on July 26, 2005 when we closed on the Spirits and Wine acquisition. In the year ended December 31, 2005, we recorded total pre-tax net acquisition hedge expense of $120.9 million ($109.0 million after tax) in Other expense (income), net on the condensed consolidated statement of income. This included hedge program costs on the call options in the pre-tax amount of $33.0 million ($21.1 million after tax) and hedge accounting expense on the forward contracts as a result of mark-to-market accounting on the day the acquisition closed, in the amount of $87.9 million (before and after tax). The hedge accounting expense on the forward contracts, which was not tax deductible, was offset by a corresponding reduction in our book-basis investment in the acquisition on the consolidated balance sheet.

In 2005, we entered into treasury rate locks with an aggregate notional value of $1.75 billion. These locks hedged the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of dollar-denominated debt associated with the Spirits and Wine acquisition. We accounted for these hedges as cash flow hedges since the treasury rate locks hedged against the variability of interest payments on future issuance of debt. As of December 31, 2005, we had total deferred gains of $10.4 million ($6.7 million net of deferred taxes). On January 5, 2006, we terminated the treasury rate locks when we issued the U.S. dollar-denominated long-term debt. We recorded a $2.6 million pre-tax net gain on the rate locks in accumulated other comprehensive income. We amortize the gain into earnings over the maturities of the corresponding debt as an adjustment to interest expense corresponding with the recognition of interest expense related to the new U.S. dollar-denominated debt. For more information on the new long-term debt, see Note 6, "Long-Term Debt."

In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of €800 million. We classified these interest rate swaps as cash flow hedges since the swaps hedged against fluctuations in interest rates relating to anticipated issuances of euro-denominated debt associated with the Spirits and Wine acquisition. We terminated these swap agreements on January 27, 2006 when we issued the new euro-denominated long-term debt. We recorded a $0.6 million pre-tax gain on the swaps in accumulated other comprehensive income. We amortize the gain into earnings over the maturities of the corresponding debt as an adjustment to interest expense corresponding with the recognition of interest expense on the new euro-denominated debt. For more information on the new long-term debt, see Note 6, "Long-Term Debt."

In order to hedge our net investment position in the subsidiaries of the acquired Spirits and Wine assets that have euro-denominated operations, in January 2006, we issued long-term debt in the amount of €800 million (approximately $1 billion). We designated this foreign currency debt as a net investment hedge of investments in certain foreign subsidiaries.

The estimated fair value of the Company's cash and cash equivalents, notes payable to banks and commercial paper approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company's $5,034.9 million and $5,186.8 million total long-term debt (including current portion) at December 31, 2006 and 2005 was approximately $4,918.9 million and $5,249.3 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the operating companies' domestic and international customer base. Spirits and Wine sales are distributed through Future Brands LLC in the U.S. and Maxxium Worldwide B.V. internationally. Accounts receivable balances with these related parties are included in accounts receivable from related parties on the consolidated balance sheet. See Note 21, "Related Party Transactions."

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. The exposures under these contracts may be material to our financial statements.

14.    Guarantees and Commitments

As of December 31, 2006, we had $82.5 million of third-party guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business' international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The renewal extended the expiration date of the committed portion of the credit facilities to December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," a liability, with an offsetting increase in the investment in Maxxium, of $0.6 million existed as of December 31, 2006 to reflect the fair value of the guarantees to Maxxium.

We also guaranteed various leases for ACCO World Corporation, the Office products business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $43 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of December 31, 2006, we recorded a liability of $1.5 million. Refer to Note 3, "Discontinued Operation," for additional information on the spin-off of the Office products business.

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

Purchase obligations by the Company as of December 31, 2006 were:

	Payments Due by Period as of December 31, 2006

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations(a)	$1,098.6	$507.5	$249.9	$145.9	$195.3

(a)
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

The following table summarizes activity related to our product warranty liability during the years ended December 31, 2006, 2005 and 2004:

(In millions)	2006	2005	2004

Reserve balance at the beginning of the year	$(13.0)	$(16.1)	$(12.9)
Provision for warranties issued	(41.3)	(33.7)	(33.9)
Acquisitions	(1.9)	(0.6)	(0.2)
Discontinued operations	—	2.1	—
Settlements made (in cash or in kind)	41.2	35.3	30.9

Reserve balance at end of year	$(15.0)	$(13.0)	$(16.1)

16.    Restructuring and Restructuring-related Charges

Pre-tax restructuring and restructuring-related charges for twelve months ended December 31, 2006 were:

	Twelve Months Ended December 31, 2006

		Restructuring-Related
(in millions)	Restructuring Charges	Cost of Sales	ASG&A(a)	Total Charges

Home and Hardware	$16.9	$9.0	$0.4	$26.3
Spirits and Wine	4.3	—	4.7	9.0

	21.2	$9.0	$5.1	$35.3

(a)
Advertising, selling, general and administrative expenses.

The 2006 Home and Hardware charges related to supply-chain initiatives, including consolidation of manufacturing facilities resulting in closure of a cabinetry plant and a tool storage plant. The 2006 Spirits and Wine charges related to the integration of the Spirits and Wine acquisition.

We did not record any restructuring charges in 2005. In 2005, we recorded pre-tax restructuring-related integration costs of $19.6 million in advertising, selling, general and administrative expense primarily related to the Spirits and Wine acquisition.

In 2004, we recorded pre-tax restructuring charges of $9.8 million primarily related to workforce reduction costs in the Home and Hardware business. We recorded restructuring-related charges of $10.9 million, primarily in cost of sales, related to consolidation of facilities in the Home and Hardware business, as well as the Golf business.

Reconciliation of Restructuring Liability

The restructuring liability as of December 31, 2006 and 2005 was not material.

17.    Information on Business Segments

We report our operating segments (Home and Hardware, Spirits and Wine, and Golf) based on how we have organized our segments within the Company for making operating decisions and assessing performance based on the markets served. The Company's operating segments and types of products from which each segment derives revenues are described below:

Home and Hardware includes: kitchen and bathroom faucets and accessories manufactured, marketed or distributed by Moen; kitchen and bath cabinetry manufactured, marketed and distributed by MasterBrand Cabinets; residential entry door and patio door systems designed and manufactured by Therma-Tru; vinyl-framed windows manufactured, marketed and distributed by Simonton; locks manufactured, marketed or distributed by Master Lock and American Lock; and tool storage and organization products manufactured and distributed by Waterloo.

Spirits and Wine includes products made, marketed or distributed by Beam Global Spirits & Wine, Inc. subsidiaries or affiliates.

Golf includes golf balls, golf clubs, golf shoes and gloves manufactured, marketed or distributed by Acushnet Company.

The Company's subsidiaries operate principally in the United States, Canada, Australia and Europe (primarily in Spain, the United Kingdom and France).

(In millions)	2006	2005	2004

Net sales:
Home and Hardware	$4,694.2	$4,153.4	$3,763.7
Spirits and Wine	2,761.4	1,642.0	1,169.3
Golf	1,313.4	1,265.8	1,212.2

Net sales	$8,769.0	$7,061.2	$6,145.2

Operating income:
Home and Hardware	$695.4	$655.1	$598.5
Spirits and Wine	714.0	401.0	333.7
Golf	166.0	171.5	153.8
Less: Corporate expenses(a)	74.1	63.7	61.4

Operating income	$1,501.3	$1,163.9	$1,024.6

Net sales by geographic region(b):
United States	$6,898.2	$5,751.0	$5,148.7
Canada	446.7	360.8	319.6
United Kingdom	266.8	209.7	155.7
Australia	233.4	188.6	168.7
Spain	181.2	24.6	7.3
Other countries	742.7	526.5	345.2

Net sales	$8,769.0	$7,061.2	$6,145.2

Total assets:
Home and Hardware	$2,117.5	$1,864.3	$1,812.7
Spirits and Wine	3,192.7	3,561.1	884.0
Golf	752.5	723.9	727.6

Segment assets(c)	6,062.7	6,149.3	3,424.3
Intangibles resulting from business acquisition, net	8,399.7	6,880.5	3,237.2
Corporate(d)	205.9	171.7	258.4

Continuing operations	14,668.3	13,201.5	6,919.9
Discontinued operations	—	—	963.7

Total assets	$14,668.3	$13,201.5	$7,883.6

(a)
Corporate expenses include salaries, benefits and expenses related to Corporate office employees and functions that benefit all operating segments. Corporate expenses do not include expenses directly allocable to the reportable segments. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. There are no amounts that are the elimination or reversal of transactions between reportable segments.

(b)
Based on country of destination.

(c)
Represents total assets excluding intercompany receivables and intangibles resulting from business acquisitions, net.

(d)
Corporate assets include cash, certain receivables related to taxes and insurance claims, and the cash surrender value on life insurance policies. Corporate assets do not include assets directly allocable to the reportable segments. Allocating these indirect assets to operating segments would require an imprecise allocation methodology.

(In millions)	2006	2005	2004

Long-lived assets(e):
United States	$1,433.4	$1,366.2	$1,049.4
United Kingdom	77.6	22.2	22.4
Mexico	62.9	61.8	42.5
Canada	57.3	59.2	56.7
Portugal	—	47.0	—
France	49.4	46.3	0.5
Other countries	267.9	76.9	48.0

Long-lived assets	$1,948.5	$1,679.6	$1,219.5

Depreciation expense:
Home and Hardware	$105.0	$84.1	$81.1
Spirits and Wine	71.1	52.0	39.2
Golf	34.2	33.9	34.9
Corporate	0.9	0.9	0.9

Continuing operations	211.2	170.9	156.1
Discontinued operations	—	16.5	28.2

Depreciation expense	$211.2	$187.4	$184.3

Amortization of intangibles:
Home and Hardware	$28.9	$24.2	$26.5
Spirits and Wine	14.3	8.9	8.4
Golf	0.3	0.3	0.5

Continuing operations	43.5	33.4	35.4
Discontinued operations	—	1.3	1.3

Amortization of intangibles	$43.5	$34.7	$36.7

Capital expenditures, net:
Home and Hardware	$117.2	$97.5	$119.4
Spirits and Wine	40.2	79.7	53.1
Golf	22.4	23.1	30.3
Corporate	1.6	0.8	6.7

Continuing operations	181.4	201.1	209.5
Discontinued operations	—	14.5	6.1

Capital expenditures, net	$181.4	$215.6	$215.6

(e)
Represents property, plant and equipment, net.

18.    Other Income (expense), net

The components of other income (expense), net, for the years ended December 31, 2006, 2005 and 2004 are as follows:

(In millions)	2006	2005	2004

Amortization of deferred income (See Note 4)	$27.0	$27.0	$27.0
Interest income on tax receivable (See Note 12)	1.0	—	3.2
Insurance proceeds related to a warehouse fire	—	—	12.0
Currency hedge accounting expense (See Note 13)	—	(120.9)	—
Environmental reserve adjustment	6.0	—	—
Other miscellaneous items	6.2	15.0	4.8

Total other income (expense), net	$40.2	$(78.9)	$47.0

19.    Earnings Per Share

Basic earnings per common share are based on the weighted-average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

The computation of basic and diluted earnings per common share for "Net income" is as follows:

(In millions)	2006	2005	2004

Income from continuing operations	$830.1	$581.6	$716.0
Income from discontinued operations	—	39.5	67.8

Net income	830.1	621.1	783.8
Less: Preferred stock dividends	0.6	0.6	0.6

Income available to common stockholders — basic	829.5	620.5	783.2
Convertible Preferred stock Dividend requirements	0.6	0.6	0.6

Income available to common stockholders — diluted	$830.1	$621.1	$783.8
Weighted average number of common shares outstanding — basic	149.1	145.6	145.1
Conversion of Convertible Preferred stock	1.4	1.5	1.5
Exercise of stock options	2.5	3.4	3.3

Weighted average number of common shares outstanding — diluted	153.0	150.5	149.9
Earnings per common share
Basic
Continuing operations	$5.56	$3.99	$4.93
Discontinued operations	—	0.27	0.47

Net earnings per basic share	$5.56	$4.26	$5.40
Diluted
Continuing operations	$5.42	$3.87	$4.78
Discontinued operations	—	0.26	0.45

Net earnings per diluted share	$5.42	$4.13	$5.23

For the twelve months ended December 31, 2006, stock options were excluded from the calculation of weighted average shares for diluted EPS because they were antidilutive (exercise price exceeded the average stock price). These excluded stock options were approximately 3.1 million shares, or 2%, of weighted average shares outstanding. There were no shares that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation for the twelve months ended December 31, 2005 or 2004.

20.    Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in stockholders' equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and postretirement liability adjustments. The components of and changes in accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Adjustments	Postretirement Liability Adjustment	Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Income/(Loss)

Balance at December 31, 2004	$61.9	$(45.7)	$(9.8)	$6.4
Changes during year (net of taxes of $1.0)	(15.4)	(30.3)	17.1	(28.6)

Balance at December 31, 2005	46.5	(76.0)	7.3	(22.2)
Changes during year (net of taxes of $87.9)	162.4	(93.2)	(9.1)	60.1

Balance at December 31, 2006	$208.9	$(169.2)	$(1.8)	$37.9

21.    Related Party Transactions

Future Brands LLC    The Spirits and Wine business is a partner with V&S Group (V&S) in a joint venture named Future Brands LLC (Future Brands), which distributes both companies' spirits brands in the United States and provides related selling and invoicing services. Future Brands receives a commission from the partners for services provided. The Spirits and Wine business records revenue at the time of shipment to Future Brands' customers. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and that results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2006 and 2005, JBBCo. did not have any outstanding obligations as a result of this arrangement.

The Spirits and Wine business' balances related to Future Brands included the following:

(In millions)	2006	2005

Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$115.1	$85.4
Investment	9.8	8.2
Accounts payable (commissions) and accrued liabilities	27.8	18.1
Deferred income	119.3	146.3

The increase in accounts receivable and accounts payable was due to higher distribution through Future Brands due to sales resulting from the Spirits and Wine acquisition.

Maxxium Worldwide B.V.    JBBCo. is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that distributes and sells spirits and wine in key markets outside the United States. The joint venture partners include Rémy Cointreau, The Edrington Group and V&S. In November 2006, Rémy Cointreau gave notice to Maxxium that it will terminate its ownership stake with Maxxium effective March 30, 2009. We do not expect that Rémy Cointreau's eventual departure will have a material adverse impact on either the operations of Maxxium, or the financial results of the Company or the Spirits & Wine business. Rémy Cointreau brands account for only about 15% of Maxxium's case volume.

The Spirits and Wine business records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, we have guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $82 million, of which $77 million was outstanding as of December 31, 2006. At December 31, 2005, the guarantees totaled $74 million, of which $50 million was outstanding. BGSW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $20 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2006 or December 31, 2005. The Loan Facility was renewed in 2005 and expires December 12, 2010.

The Spirits and Wine business' balances related to Maxxium included the following:

(In millions)	2006	2005

Accounts receivable	$79.3	$57.2
Investment	86.7	81.7
Accounts payable (expense reimbursement) and accrued liabilities	69.4	14.6

The increase in accounts receivable and accounts payable was due to higher distribution through Maxxium due to international sales resulting from the Spirits and Wine acquisition.

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

On July 30, 2004, B&W and R.J. Reynolds Tobacco Holdings, Inc. announced that they had completed the combination of their respective U.S. tobacco businesses, previously conducted by B&W (and ATCO) and R.J. Reynolds Tobacco Co., by forming a new combined company known as R.J. Reynolds Tobacco Company. As a result of the combination and in accordance with the Indemnification Agreement, the new R.J. Reynolds Tobacco Company has assumed the indemnification obligations under the Indemnification Agreement relating to the U.S. business previously conducted by B&W (and ATCO). B&W has not been released from any of its obligations under the Indemnification Agreement. We refer to B&W and the new R.J. Reynolds Tobacco Company as the "Indemnitor" under the Indemnification Agreement.

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in a purported class action lawsuit in Michigan seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. After the case was removed to federal court, the Company was voluntarily dismissed without prejudice from this matter and the Court later dismissed with prejudice all claims against the remaining defendants, including the Spirits and Wine business. Plaintiffs have appealed this dismissal to the United States Court of Appeals for the Sixth Circuit. This action has been consolidated on appeal with another case against the Company, its Spirits and Wine business and numerous other manufacturers of beer, spirits and wine in Ohio seeking similar damages, which was also dismissed by the District Court. The appeal of these cases is now fully briefed. The Spirits and Wine business, and numerous other manufacturers and importers of beer, spirits and wine, are named as defendants in a purported class action lawsuit in West Virginia seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. The Company was previously dismissed as a defendant from this matter, and the District Court later dismissed with prejudice all claims against the remaining defendants, including the Spirits and Wine business. Plaintiffs have appealed this dismissal to the United States Court of Appeals for the Fourth Circuit, and the appeal is now fully briefed. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against all of these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

On March 7, 2005, Bridgestone Sports Co., Ltd and Bridgestone Golf, Inc. (collectively, Bridgestone) filed a lawsuit against Acushnet Company (one of the Company's subsidiaries) in the United States District Court for the District of Delaware. The Bridgestone complaint alleges that various golf balls manufactured by Acushnet violate ten of Bridgestone's U.S. patents. The Company believes, and counsel has advised, that Acushnet has meritorious defenses against plaintiffs' claims. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that it will not have a material adverse effect on the results of the Company's operations, cash flows or financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of five of its patents.

On February 9, 2006, Callaway Golf Company filed a lawsuit against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway's patents. Acushnet believes, and counsel has advised, it has meritorious defenses against Callaway's allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company's operations, cash flows or financial condition.

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

23.    Environmental

We are subject to laws and regulations relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future due to uncertainties about the status of laws, regulations, technology and information related to individual sites. We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Based on our evaluation of the cleanup cost estimates and the compliance programs, we do not believe there is a reasonable possibility that a material loss exceeding the amounts already recognized may have been incurred. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

We have completed integrated audits of Fortune Brands, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Fulham Acquisition Corp, a wholly owned subsidiary, which statements reflect total assets of $6.4 billion as of December 31, 2005, and total revenues of $387.1 million for the period from July 26, 2005 to December 31, 2005. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Fulham Acquisition Corp., Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Notes 9 and 10 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006 and the manner in which it accounts for pension and other postretirement plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board

(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Simonton Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Simonton Holdings, Inc. from our audit of internal control over financial reporting. Simonton Holdings, Inc. is a wholly-owned subsidiary, which statements reflect total assets of $816.2 million as of December 31, 2006 and total revenues of $317.1 million for the period from June 7, 2006 to December 31, 2006.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Fulham Acquisition Corp.

We have audited the consolidated balance sheet of Fulham Acquisition Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from July 26, 2005 to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

KPMG Audit Plc

London, England
February 20, 2006

To The Shareholders Of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2006. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

Internal control over financial reporting of the Company and its subsidiaries is designed to provide reasonable assurances that the financial records are adequate and can be relied upon to provide information for the preparation of financial statements and that established policies and procedures are carefully followed.

The Company's stockholders annually ratify the appointment of the Company's independent registered public accounting firm of the Company's financial statements, PricewaterhouseCoopers LLP. Their audit is performed in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures.

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b)   Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

As permitted by SEC rules and regulations, our management has excluded Simonton Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination in June 2006. Simonton Holdings, Inc. is a wholly-owned subsidiary, which statements reflect total assets of $816.2 million as of December 31, 2006, and total revenues of $317.1 million for the period from June 7, 2006 to December 31, 2006.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited management's assessment of the Company's internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report included herein.

(c)   Report of the Registered Public Accounting Firm.

The report on management's assessment of internal control over financial reporting is provided in Item 8. "Financial Statements and Supplementary Data."

(d)   Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquisitions and, if necessary, will make appropriate changes as we incorporate our controls and procedures into recent acquisitions.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

See the information under the captions "Election of Directors," "Report of the Audit Committee" and "Audit Committee Financial Expert" contained in the 2007 Proxy Statement, which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under the caption "Supplementary Item" of Part I of this Form 10-K.

The Company's Board of Directors has adopted a Code of Ethics for the CEO and Senior Financial Officers that applies to the Company's principal executive officer, principal financial officer and principal accounting officer and controller. The Code of Ethics for the CEO and Senior Financial Officers is available, free of charge, on the Company's website, www.fortunebrands.com. A copy of this Code of Ethics for the CEO and Senior Financial Officers is also available and will be sent to shareholders free of charge upon written request to the Company's Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company's website.

Item 11.  Executive Compensation.

See the information under the captions "2006 Compensation" and "Compensation and Stock Option Committee Report" contained in the 2007 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	13,520,419	$60.10	3,253,083

Equity compensation plans not approved by security holders	0	N/A	0

Total	13,520,419	$60.10	3,253,083	(2)

(1)
Information above does not include shares available for issuance under the Fortune Brands, Inc. Annual Executive Incentive Compensation Plan or the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, each subject to re-approval or approval, as applicable, at the Annual Meeting.

(2)
3,122,917 shares remain available for issuance under the Company's 2003 Long-Term Incentive Plan, which allows for grants of stock options, performance stock awards, restricted stock awards and other stock-based awards. 130,166 shares remain available for issuance under the 2005 Non-Employee Director Stock Plan, which provides for stock grants. The 2002 Non-Employee Directors Stock Option Plan, which provided grants of stock options for up to 200,000 shares of common stock expired December 31, 2006.

See the information under the caption "Certain Information Regarding Security Holdings" contained in the 2007 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption "Election of Directors — Director Independence" contained in the 2007 Proxy Statement, which information is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services.

See the information under the caption "Fees of Independent Registered Public Accounting Firm" in the 2007 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   Financial Statements, Financial Statement Schedules and Exhibits.

(1)
Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

  Consolidated Statement of Income for the years ended December 31, 2006, 2005 and 2004 contained in Item 8 hereof.

  Consolidated Balance Sheet as of December 31, 2006 and 2005 contained in Item 8 hereof.

  Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004 contained in Item 8 hereof.

  Consolidated Statement of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004 contained in Item 8 hereof.

  Notes to Consolidated Financial Statements contained in Item 8 hereof.

  Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)
Financial Statement Schedules

  See Financial Statement Schedule of the Company and subsidiaries at page 115.

(3)
Exhibits

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of September 26, 2006, is incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated September 29, 2006.
4.1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee ("Chemical") is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated June 27, 1989.
4.2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990.
4.3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991.
4.4.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated December 10, 1999.

4.5.	Conformed copy of the Fiscal Agency Agreement, dated February 1, 2006, between Fortune Brands, Inc. and JPMorgan Chase Bank, N.A., including exhibits thereto, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1, 2006.
10.1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 11, 2002.*
10.2.	Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994.*
10.3.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 1997.*
10.4.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001.*
10.5.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2003.*
10.6.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 13, 1997.*
10.7.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 13, 1998.*
10.8.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendment thereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.9.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2001.*
10.10.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*
10.11.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated by reference herein to Exhibit 10d1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10.12.	Fortune Brands, Inc. Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2000.*
10.13.	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2005.*
10.14.	Fortune Brands, Inc. Supplemental Plan, as Amended, is incorporated herein by reference to Exhibit 10g1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*
10.15.	Amendment to Fortune Brands, Inc. Supplemental Plan effective December 10, 2002 is incorporated herein by reference to Exhibit 10g2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10.16.	Form of Trust Agreement among the Company, The Northern Trust Company ("Northern"), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10.17.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10.18.	Schedule identifying agreements that are substantially identical to the employee grantor Trust Agreement constituting Exhibit 10i1 hereto in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10.19.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991.*
10.20.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*
10.21.	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997.*
10.22.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*
10.23.	Letter dated August 11, 1995 to the Company with respect to deferred payment of fees from Gordon R. Lohman is incorporated herein by reference to Exhibit 10b to our Quarterly Report on Form 10-Q dated November 9, 1995.*
10.24.	Letter dated March 3, 2005 to the Company with respect to deferred payment of fees from Gordon R. Lohman incorporated herein by reference to Exhibit 10l2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*
10.25.	Letter dated March 3, 2005 to the Company with respect to deferred payment of stock from Gordon R. Lohman incorporated herein by reference to Exhibit 10l3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*
10.26.	Form of Agreement between the Company and each of certain executive officers to provide payments in the event of a change in control is incorporated herein by reference to Exhibit 10m1 of our Form 10-K for the fiscal year ended December 31, 2001.*
10.27.	Schedule identifying agreements that are substantially identical to the Agreement constituting Exhibit 10m1 hereto entered into by the Company with Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley incorporated by reference to Exhibit 10m2 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10.28.	Form of amendment dated December 1, 2000 to the agreement constituting Exhibit 10.26 hereto between the Company and each of certain executive officers is incorporated herein by reference to Exhibit 10m3 of our Form 10-K for the fiscal year ended December 31, 2001.*
10.29.	Schedule identifying amendments that are substantially identical to the Amendment constituting Exhibit 10.28 hereto entered into by the Company with Mark Hausberg and Mark A. Roche incorporated by reference to Exhibit 10m4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10.30.	Amendment dated January 1, 2003 to a change in control Agreement between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2003.*
10.31.	Agreement dated August 1, 2003 between the Company and Christopher J. Klein to provide payments in the event of a change in control is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*
10.32.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under a change in control agreement in favor of Mark Hausberg, Craig P. Omtvedt, Mark A. Roche and Norman H. Wesley is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10.33.	Severance and Retirement Agreement dated as of January 1, 2000 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated May 12, 2000.*
10.34.	Amendment dated February 3, 2003 to the Severance and Retirement Agreement between the Company and Norman H. Wesley is incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated May 15, 2003.*
10.35.	Severance Agreement dated as of January 29, 1996 between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p1 of our Form 10-K for fiscal year ended December 31, 2001.*
10.36.	Amendment effective as of January 27, 1997 to the Agreement constituting Exhibit 10.35 hereto between the Company and Craig P. Omtvedt is incorporated herein by reference to Exhibit 10p2 of our Form 10-K for the fiscal year ended December 31, 2001.*
10.37.	Amendment dated as of August 1, 1998 to the Severance Agreement, as amended between the Company and Craig P. Omtvedt is incorporated by reference to Exhibit 10j8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*
10.38.	Schedule identifying agreements and amendments that are substantially identical to the Agreement and Amendments thereto constituting Exhibits 10.35, 10.36 and 10.37 hereto entered into by the Company with Mark A. Roche incorporated by reference to Exhibit 10p4 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10.39.	Amendment dated as of December 18, 2000 to the Agreement and Amendments thereto constituting Exhibits 10.35, 10.36 and 10.37 hereto between the Company and Mark A. Roche is incorporated by reference to Exhibit 10j15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.40.	Schedule identifying agreements that are substantially identical to the Amendment constituting Exhibit 10.39 hereto entered into by the Company with Mark Hausberg incorporated by reference to Exhibit 10p6 to our Annual Report on Form 10-K for the year ended December 31, 2003.*
10.41.	Severance Agreement dated as of August 1, 2003 between the Company and Christopher J. Klein is incorporated by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 12, 2003.*
10.42.	Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 11, 2000.*
10.43.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10m1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.44.	Supplemental Agreement dated as of July 30, 2004 among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) incorporated by reference herein to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated August 9, 2004.
10.45.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2003.
10.46.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001.
10.47.	Five Year Revolving Credit Agreement dated as of October 6, 2005 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank North America, Inc., as Syndication Agents is incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8-K dated October 11, 2005.
10.48.	Credit Agreement dated as of April 20, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse First Boston, as Administrative Agent is incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated August 8, 2005.
10.49.	Amendment No. 1 dated as of July 24, 2005, to the Credit Agreement dated as of April 20, 2005 (the "Credit Agreement"), among Fortune Brands, Inc., the Lenders (as defined in Article I of the Credit Agreement), and Credit Suisse (formerly Credit Suisse First Boston), as administrative agent for the Lenders is incorporated by reference herein to Exhibit 10.5 to our Quarterly Report on Form 10-Q dated August 8, 2005.
10.50.	Amended and Restated Credit Agreement dated as of July 26, 2005 among Fortune Brands, Inc., the lenders party thereto and Credit Suisse, as Administrative Agent is incorporated by reference herein to Exhibit 99 to our Current Report on Form 8-K dated July 27, 2005.

10.51.	364-Day Revolving Credit Agreement dated as of October 6, 2005 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents is incorporated by reference herein to Exhibit 99.1 to our Current Report on Form 8-K dated October 11, 2005.
10.52.	364-Day Revolving Credit Agreement dated as of October 5, 2006 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citicorp North America, Inc., as Syndication Agents, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 10, 2006.
10.53.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 12, 2003.*
10.54.	Amendment to the 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 5, 2004.*
10.55.	Amendment to the 2003 Long-Term Incentive Plan Amendment is incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K dated September 30, 2005.*
10.56.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10.57.	September 2005 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2005.*
10.58.	September 2006 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.*
10.59.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10.60.	September 2005 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K dated September 30, 2005.*
10.61.	September 2006 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.*
10.62.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 9, 2004.*
10.63.	Form of Performance Award Notice and Terms and Conditions for 2006-2008 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K dated March 2, 2006.*
10.64.	Form of Performance Award Notice and Terms and Conditions for 2007-2009 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan.*
10.65.	Long-Term Incentive Plan Payment Matrix for the 2005-2007 performance period for Performance Awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2005.*

10.66.	Long Term Incentive Plan Payment Matrix for the 2006-2008 performance period for Performance Awards under the 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 2, 2006.*
10.67.	Description of salary and incentive pay awards for certain executive officers of Fortune Brands, Inc. for 2007.*
10.68.	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated by reference herein to Exhibit 2.1 to our Current Report on Form 8-K dated March 21, 2005.
10.69.	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated by reference herein to Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2005.
10.70.	Distribution Agreement dated March 15, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated by reference herein to Exhibit 2.2 to our Current Report on Form 8-K dated March 21, 2005.
10.71.	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated by reference herein to Exhibit 2.2 to our Current Report on Form 8-K dated August 8, 2005.
10.72.	Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO World Corporation is incorporated by reference herein to Exhibit 10 to our Current Report on Form 8-K dated August 22, 2005.
10.73.	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated August 8, 2005.
10.74.	Amended and Restated Framework Agreement dated 21 April, 2005 between Pernod Ricard S.A. and Fortune Brands, Inc. (as amended by a Deed of Variations dated 24 July 2005) is incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated August 8, 2005.
10.75.	Amended and Restated Transaction Co-Operation Agreement dated 21 April, 2005 among Pernod Ricard S.A., Fortune Brands, Inc. and Goal Acquisitions Limited (as amended by a Deed of Variations dated 24 July 2005) is incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 8, 2005.
10.76.	Agreement dated as of January 27, 2006 between Fortune Brands, Inc. and Pernod Ricard S.A. is incorporated by reference herein to Exhibit 99.1 to our Current Report on Form 8-K dated February 2, 2006.
10.77	Agreement and Plan of Merger dated as of February 9, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition, LLC and SBR, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated February 10, 2006.
10.78.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., Tres Acquisition Co. and Tres Investment Company is incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K/A dated February 22, 2006.
10.79.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., SB Ross Acquisition Co. and S. Byrl Ross Enterprises, Inc. is incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K/A dated February 22, 2006.
10.80.	Escrow and Exchange Agent Agreement dated as of June 7, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition LLC, SBR, Inc., The Bank of New York, as escrow agent, and Samuel B. Ross, II, as Holders Representative is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

10.81.	Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement.
12.	Statement re computation of ratio of earnings to fixed charges.
21.	Subsidiaries of the Company.
23.1.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2.	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc.
24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
99.	List of Pending Cases.

  * Indicates the exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS, INC. (The Company)
Date: February 27, 2007	By:	/s/ NORMAN H. WESLEY Norman H. Wesley Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ NORMAN H. WESLEY Norman H. Wesley, Chairman of the Board and Chief Executive Officer (principal executive officer) Date: February 27, 2007	/s/ A.D. DAVID MACKAY A.D. David Mackay Date: February 27, 2007
/s/ CRAIG P. OMTVEDT Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 27, 2007	/s/ EUGENE A. RENNA Eugene A. Renna, Director Date: February 27, 2007
/s/ PATRICIA O. EWERS Patricia O. Ewers, Director Date: February 27, 2007	/s/ ANNE M. TATLOCK Anne M. Tatlock, Director Date: February 27, 2007
/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein, Director Date: February 27, 2007	/s/ DAVID M. THOMAS David M. Thomas, Director Date: February 27, 2007
/s/ PIERRE E. LEROY Pierre E. Leroy, Director Date: February 27, 2007	/s/ PETER M. WILSON Peter M. Wilson, Director Date: February 27, 2007
/s/ GORDON R. LOHMAN Gordon R. Lohman, Director Date: February 27, 2007
*By:	/s/ MARK A. ROCHE Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2006, 2005 and 2004
Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance @ End of Period

2006:
Allowance for cash discounts	$6.7	$81.3	$—		$80.3	(a)	$7.7
Allowance for returns	20.0	165.8	1.6	(c)	165.5	(a)	21.9
Allowance for doubtful accounts	25.7	5.2	0.5	(c)	12.2	(b)	19.5
					(0.3)	(d)

	$52.4	$252.3	$2.1		$257.7		$49.1

2005:
Allowance for cash discounts	$6.5	$74.9	$—		$74.8	(a)	$6.7
					(0.1)	(d)
Allowance for returns	12.9	147.7			140.7	(a)	20.0
					(0.1)	(d)
Allowance for doubtful accounts	23.1	4.1	3.9	(c)	5.0	(b)	25.7
					0.4	(d)

	$42.5	$226.7	$3.9		$220.7		$52.4

2004:
Allowance for cash discounts	$6.2	$61.9			$61.7	(a)	$6.5
					(0.1)	(d)
Allowance for returns	13.0	116.5			116.7	(a)	12.9
					(0.1)	(d)
Allowance for doubtful accounts	25.0	6.1			8.4	(b)	23.1
					(0.4)	(d)

	$44.2	$184.5			$186.2		$42.5

(a)
Cash discounts and returns allowed to customers.

(b)
Doubtful accounts written off, net of recoveries.

(d)
Balance at acquisition date of subsidiaries.

(d)
Foreign exchange rate changes.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K Table of Contents
FORTUNE BRANDS, INC. STOCK PRICE PERFORMANCE (With Dividend Reinvestment)
Notes to Consolidated Financial Statements Fortune Brands, Inc. and Subsidiaries
SIGNATURES