Form 10-Q
period 2007-03-31
FORTUNE BRANDS INC
filed 2007-05-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at April 30, 2007 was 152,756,919.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$187.3	$182.7
Accounts receivable, net	1,139.5	1,165.3

Inventories
Maturing spirits and wine	1,218.3	1,186.0
Other raw materials, supplies and work in process	445.4	452.4
Finished products	586.9	548.6

	2,250.6	2,187.0

Other current assets	443.7	395.1

Total current assets	4,021.1	3,930.1

Property, plant and equipment, net	1,940.7	1,948.5

Goodwill resulting from business acquisitions	4,329.4	4,345.6

Other intangible assets resulting from business acquisitions, net	4,077.4	4,096.9

Investments in unconsolidated subsidiaries	182.7	179.9

Other assets	165.3	167.3

Total assets	$14,716.6	$14,668.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$34.1	$25.6
Commercial paper	791.5	762.0
Current portion of long-term debt	0.1	1.7
Accounts payable	458.3	492.5
Accrued taxes	260.2	251.0
Accrued customer programs	87.9	158.1
Accrued salaries, wages and other compensation	110.5	173.5
Accrued expenses and other liabilities	505.1	651.0

Total current liabilities	2,247.7	2,515.4

Long-term debt	5,244.2	5,034.9
Deferred income	85.5	92.2
Deferred income taxes	1,110.2	1,135.3
Other liabilities	646.1	602.8

Total liabilities	9,333.7	9,380.6

Minority interest in consolidated subsidiaries	561.4	559.7

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	6.2	6.3
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	639.9	615.7
Accumulated other comprehensive income	28.6	37.9
Retained earnings	6,548.8	6,496.3
Treasury stock, at cost	(3,136.0)	(3,162.2)

Total stockholders’ equity	4,821.5	4,728.0

Total liabilities and stockholders’ equity	$14,716.6	$14,668.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	2007	2006
Net sales	$1,948.8	$2,016.8

Cost of products sold	1,084.8	1,084.6
Excise taxes on spirits and wine	98.5	120.8
Advertising, selling, general and administrative expenses	486.6	490.4
Amortization of intangibles	12.1	10.0
Restructuring charges	6.5	4.1

Operating income	260.3	306.9

Interest expense	81.1	79.1
Other income, net	(9.4)	(10.0)

Income from continuing operations before income taxes and minority interests	188.6	237.8

Income taxes	62.3	59.7
Minority interests	6.1	4.7

Net income	$120.2	$173.4

Earnings per common share
Basic	$0.79	$1.18

Diluted	$0.77	$1.15

Dividends paid per common share	$0.39	$0.36

Average number of common shares outstanding
Basic	152.4	146.4

Diluted	156.1	150.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(in millions)

(Unaudited)

	2007	2006
Operating activities
Net income	$120.2	$173.4
Restructuring charges	—	4.0
Depreciation and amortization	67.4	59.1
Stock-based compensation	8.5	9.5
Deferred income taxes	(9.1)	5.7
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease in accounts receivable	26.7	151.0
Increase in inventories	(59.0)	(106.3)
Decrease in accounts payable	(29.0)	(444.0)
Decrease in accrued expenses and other liabilities	(265.2)	(146.4)
Increase in accrued taxes	9.8	243.0
Other operating activities, net	(44.9)	(10.9)

Net cash used by operating activities	(174.6)	(61.9)

Investing activities
Additions to property, plant and equipment	(45.4)	(58.5)
Proceeds from the disposition of property, plant and equipment	1.7	—
Acquisitions, net of cash acquired	—	(8.4)

Net cash used by investing activities	(43.7)	(66.9)

Financing activities
(Decrease) increase in short-term debt and commercial paper, net	230.8	(2,542.3)
Issuance of long-term debt	—	2,939.9
Repayment of long-term debt	—	(148.9)
Dividends paid to stockholders	(59.6)	(52.9)
Proceeds received from exercise of stock options	26.4	10.2
Tax benefit on exercise of stock options	8.9	2.9
Other financing activities, net	13.6	(0.2)

Net cash provided by financing activities	220.1	208.7

Effect of foreign exchange rate changes on cash	2.8	1.5

Net increase in cash and cash equivalents	$4.6	$81.4

Cash and cash equivalents at beginning of period	$182.7	$93.6

Cash and cash equivalents at end of period	$187.3	$175.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6

Comprehensive income
Net income	—	—	—	—	173.4	—	173.4
Changes during the period	—	—	—	(5.1)	—	—	(5.1)

Total comprehensive income	—	—	—	(5.1)	173.4	—	168.3

Dividends ($0.36 per Common share and $0.6675 per Preferred share)	—	—	—	—	(52.9)	—	(52.9)
Stock-based compensation			10.3			10.3	20.6
Tax benefit on exercise of stock options	—	—	3.6	—	—	—	3.6
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.5)	—	—	0.6	—

Balance at March 31, 2006	$6.5	$717.4	$196.2	$(27.3)	$6,010.7	$(3,118.3)	$3,785.2

Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	$(3,162.2)	$4,728.0

Comprehensive income
Net income	—	—	—	—	120.2	—	120.2
Changes during the period	—	—	—	(9.3)	—	—	(9.3)

Total comprehensive income	—	—	—	(9.3)	120.2	—	110.9

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($0.39 per Common share and $0.6675 per Preferred share)	—	—	—	—	(59.6)	—	(59.6)
Stock-based compensation	—	—	14.2	—	(4.5)	25.3	35.0
Excess tax benefit on exercise of stock options	—	—	10.8	—	—	—	10.8
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.8)	—	—	0.9	—

Balance at March 31, 2007	$6.2	$734.0	$639.9	$28.6	$6,548.8	$(3,136.0)	$4,821.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of March 31, 2007, the related condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006 and the related condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Recently Issued Accounting Standards

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

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the first fiscal year that begins after November 15, 2007 (calendar 2008 for Fortune Brands). We are evaluating the impact of FAS 159 on our results of operations and financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Share-Based Compensation

We use stock options and performance awards to compensate key employees and stock awards to compensate outside directors. We had stock option awards outstanding under three Long-Term Incentive Plans as of March 31, 2007. Grants under the new 2007 Long-Term Incentive Plan may be made on or before February 27, 2017 for up to 13 million shares of common stock. No new stock-based awards can be made under the 1990, 1999 and 2003 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table. No options were granted in the first quarter of 2007.

	Three Months Ended March 31, 2006
Current expected dividend yield	1.8%
Expected volatility	22.6%
Risk-free interest rate	4.7%
Expected term	3.9	years

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 was $16.35. Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) requires that we estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to recognizing forfeitures and the corresponding reduction in expense as they occur. Prior to January 1, 2006, for pro forma disclosure, we amortized stock option compensation cost on a three-year graded vesting schedule. Effective January 1, 2006, we elected to amortize stock option compensation cost on a straight-line basis over the service period.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Share-Based Compensation (Continued)

In the three months ended March 31, 2007 and 2006, we recognized pre-tax stock-based compensation expense for stock options of $7.2 million ($4.9 million after tax or $0.05 per diluted share) and $8.9 million ($6.4 million after tax or $0.04 per diluted share), respectively. Manufacturing- and fixed asset-related compensation costs that were capitalized were not material.

The following table summarizes stock options outstanding as of March 31, 2007 and 2006, as well as activity during the three months then ended:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	12,540,048	$55.12
Granted	182,550	78.25
Exercised (1)	(270,469)	37.71
Cancelled	(40,298)	71.33

Outstanding at March 31, 2006 (2)	12,411,831	$55.79

Exercisable at March 31, 2006(3)	7,460,541	$44.33

Outstanding at December 31, 2006	13,520,419	$60.10
Exercised (1)	(679,688)	38.75
Cancelled	(49,741)	74.02

Outstanding at March 31, 2007 (2)	12,790,990	$61.18

Exercisable at March 31, 2007(3)	7,967,346	$52.26

(1)	The intrinsic value of stock options exercised in the three months ended March 31, 2007 and 2006 was $30.4 million and $11.5 million, respectively. The source of shares issued was treasury stock.
(2)

At March 31, 2007 and 2006, the weighted-average remaining contractual life of options outstanding was 5.8 years and 6.4 years, respectively. The aggregate intrinsic value of options outstanding was $232.9 million and $310.8 million, respectively.

(3)

At March 31, 2007 and 2006, the weighted average remaining contractual life of options exercisable was 5.5 years and 5.8 years, respectively. The aggregate intrinsic value of options exercisable was $214.1 million and $272.3 million, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Share-Based Compensation (Continued)

A summary of nonvested stock options as of March 31, 2007 and 2006 and the activity during the three months then ended is presented below:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	4,895,268	$15.41
Granted	182,550	16.35
Vested	(88,195)	16.68
Cancelled	(38,333)	15.35

Nonvested March 31, 2006	4,951,290	$15.43

Nonvested at December 31, 2006	4,974,064	$14.91
Vested	(104,178)	16.44
Cancelled	(46,242)	15.11

Nonvested March 31, 2007	4,823,644	$14.87

The remaining unrecognized compensation cost related to unvested awards at March 31, 2007 was approximately $38.9 million, and the weighted-average period of time over which this cost will be recognized is 1.8 years. The fair value of options that vested during the three month periods ended March 31, 2007 and 2006 was $1.7 million and $7.1 million, respectively.

We use stock awards to compensate outside directors under the 2005 Non-Employee Director Stock Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director’s fees paid in stock. Compensation cost is expensed at the time of the award based on the fair value of Fortune Brands stock at the date of the award. In the three months ended March 31, 2007 and 2006, no shares were issued to outside directors.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Share-Based Compensation (Continued)

The following table summarizes performance awards outstanding as of March 31, 2007 and 2006, as well as activity during the three months then ended. There were no shares exercisable at March 31, 2007 and 2006.

Performance Awards
Outstanding at December 31, 2005	600,439
Issued	145,875
Exercised	(214,444)

Outstanding at March 31, 2006	531,870

Outstanding at December 31, 2006	519,088
Issued	159,975
Exercised	(200,709)
Cancelled	(3,128)

Outstanding at March 31, 2007	475,226

The pretax compensation cost for performance awards recorded in the three months ended March 31, 2007 and 2006 was $(0.2) million ($(0.1) million after tax) and $3.3 million ($2.1 million after tax), respectively. Performance award compensation cost in 2007 is negative due to the impact of the decrease in the Fortune Brands stock price on liability-classified awards. The remaining unrecognized pre-tax compensation cost related to unvested awards at March 31, 2007 and 2006 was approximately $15.2 million and $19.1 million, respectively. The weighted-average period of time over which this cost will be recognized was 1.5 years and 1.9 years, respectively. Cash used to settle performance awards in the three months ended March 31, 2007 and 2006 was $15.7 million and $15.6 million, respectively. In addition to the payment of cash, we issued 8,248 shares and 8,709 shares of common stock from treasury shares, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions

SBR, Inc.

On June 7, 2006, we completed the acquisition of SBR, Inc. (Simonton), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million, net of cash acquired and including assumed debt. The consideration paid included stock (based on the price of Fortune Brands common stock at closing) and cash. The stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton’s debt, of which $55.4 million was paid off at closing. Simonton is included in consolidated results from the date of acquisition. The acquisition is not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.”

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

As of January 27, 2006, substantially all of the Spirits and Wine Acquired Assets were legally transferred to Fortune Brands. We reached an agreement with Pernod Ricard at that date to adjust the global consideration for the Acquired Assets as a result of higher actual historical profits than anticipated, working capital adjustments and additional adjustments to achieve economic results consistent with the parties’ intention to complete the Company’s acquisition of the Acquired Assets on a cash-free and debt-free basis. The net payment made in the second quarter of 2006 was £134.3 million (approximately $252 million).

5.	Goodwill and Other Intangible Assets

We had goodwill of $4,329.4 million as of March 31, 2007. The decrease in goodwill of $16.2 million during the three months ended March 31, 2007 was due to foreign currency translation adjustments and acquisition-related adjustments.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2006	Acquisition-Related Adjustments	Translation Adjustments	Balance at March 31, 2007
Home and Hardware	$1,917.7	$—	$—	$1,917.7
Spirits and Wine	2,416.1	(10.0)	(6.2)	2,399.9
Golf	11.8	—	—	11.8

Total goodwill, net	$4,345.6	$(10.0)	$(6.2)	$4,329.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Intangible Assets (Continued)

We also had indefinite-lived intangibles, principally tradenames, of $3,329.9 million and $3,338.4 million as of March 31, 2007 and December 31, 2006, respectively. The decrease of $8.5 million was due to changes in foreign currency rates.

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

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2007 and December 31, 2006 are as follows:

	As of March 31, 2007				As of December 31, 2006
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,404.0	$(74.1	)(1)	$3,329.9	$3,412.5	$(74.1	)(1)	$3,338.4
Amortizable intangible assets
Tradenames	493.0	(138.2)		354.8	491.9	(134.8)		357.1
Customer and contractual relationships	397.3	(78.9)		318.4	397.3	(71.9)		325.4
Patents/proprietary technology	81.9	(18.2)		63.7	81.9	(16.6)		65.3
Licenses and other	15.3	(4.7)		10.6	15.3	(4.6)		10.7

Total	987.5	(240.0)		747.5	986.4	(227.9)		758.5

Total identifiable intangibles	$4,391.5	$(314.1)		$4,077.4	$4,398.9	$(302.0)		$4,096.9

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $12.1 million and $10.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase for the three months ended March 31, 2007 was primarily due to intangible amortization related to the June 2006 Simonton acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

The effective income tax rate for the three months ended March 31, 2007 and 2006 was 33.0% and 25.1%, respectively. The increase in the effective rate was primarily due to tax-related credits of $22.3 million recorded in the first quarter of 2006, mainly resulting from the favorable conclusion of the Internal Revenue Service’s examination phase of the routine review of our 2002-2003 tax returns.

On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.

Differences between the amounts recognized in our statement of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to our beginning balance of retained earnings. The cumulative effect adjustment of $3.6 million was recognized as a decrease to beginning retained earnings upon implementation of FIN 48 on January 1, 2007.

The total amount of unrecognized tax benefits as of January 1, 2007 was $207.8 million. The amount of unrecognized tax benefits that, if recognized as of January 1, 2007, would affect the Company’s effective tax rate was $190.3 million.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently examining the Company’s 2004 and 2005 federal income tax returns; however the Company is technically subject to IRS examination for the years 1997 through 2003 due to unexpired statute of limitations periods. The Company or one of its subsidiaries is subject to non-U.S. income taxes examination by tax authorities in the following major taxing jurisdictions: Canada for years after 1998, France for years after 2003, Mexico for years after 2001, Spain for years after 1999, and the United Kingdom for years after 2003.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes (Continued)

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $75 to $85 million primarily as a result of the conclusion of U.S. federal and state income tax proceedings.

We continue to apply our accounting policy of classifying interest and penalties accruals related to unrecognized tax benefits as income tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was $33.3 million and $11.9 million, respectively.

7.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2007 and 2006 by segment were as follows:

	Three Months Ended March 31,
(in millions)	2007	2006	% Change vs. Prior Year
Net Sales
Home and Hardware	$1,022.6	$1,032.4	(0.9)%
Spirits and Wine	559.1	611.9	(8.6)
Golf	367.1	372.5	(1.4)

Net Sales	$1,948.8	$2,016.8	(3.4)%
Operating Income
Home and Hardware	$86.4	$139.8	(38.2)%
Spirits and Wine	134.9	128.2	5.2
Golf	53.6	58.4	(8.2)

Less:
Corporate expenses	14.6	19.5	(25.1)

Operating Income	$260.3	$306.9	(15.2)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

	Three Months Ended March 31,
(in millions, except for per share amounts)	2007	2006
Net income	$120.2	$173.4
Less: Preferred stock dividends	0.2	0.2

Income available to common stockholders – basic	120.0	173.2
Convertible Preferred stock dividends	0.2	0.2

Income available to common stockholders – diluted	$120.2	$173.4

Weighted average number of common shares outstanding – basic	152.4	146.4
Conversion of Convertible Preferred stock	1.3	1.4
Exercise of stock options	2.4	2.6

Weighted average number of common shares outstanding – diluted	156.1	150.4
Earnings per common share
Basic	$0.79	$1.18
Diluted	$0.77	$1.15

For the three months ended March 31, 2007 and 2006, certain stock options were excluded from the calculation of weighted average shares for diluted EPS because they were antidilutive (the exercise price exceeded the average stock price). For the three months ended March 31, 2007, these excluded stock options were 4.1 million shares, or 2.7%, of weighted average shares outstanding. For the three months ended March 31, 2006, these excluded stock options were 2.3 million shares, or 1.5%, of weighted average shares outstanding.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(in millions)	2007	2006	2007	2006
Service cost	$8.7	$8.7	$1.1	$1.0
Interest cost	13.3	11.9	2.4	2.5
Expected return on plan assets	(15.5)	(14.5)	—	—
Amortization of prior service cost	0.7	0.7	(0.4)	(0.3)
Amortization of net actuarial loss	3.4	3.8	0.6	1.0

Net periodic benefit cost	$10.6	$10.6	$3.7	$4.2

10.	Long-Term Debt

Based on the long-term credit facilities which support our commercial paper borrowings, commercial paper borrowings totaling $1.2 billion and $1.0 billion were classified as long-term on the condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006, respectively, as the Company has the intent and ability to refinance this obligation on a long-term basis.

11.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal financial instruments used are forward foreign exchange contracts, interest rate swaps and commodity swaps. There were no interest rate swaps outstanding as of March 31, 2007.

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. We also enter into forward foreign exchange contracts to hedge a portion of our net investments in certain foreign subsidiaries. We enter into commodity swaps that correspond to periods of forecasted commodity purchases. We account for these commodity derivatives as either cash flow or economic hedges. The effective portion of cash flow hedges is reported in Accumulated other comprehensive income. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair value of economic hedges are recorded directly into current period earnings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that the losses, if any, would be immaterial. The estimated fair value of contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

12.	Guarantees and Commitments

As of March 31, 2007, we had third-party guarantees totaling approximately $83 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.6 million existed as of March 31, 2007 to reflect the fair value of the guarantees to Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At March 31, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $41 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $1.4 million as of March 31, 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Guarantees and Commitments (Continued)

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. Pursuant to FIN 45, we cannot reasonably estimate potential payments under these divestiture-related indemnity obligations. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2007 or in future periods.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold. The following table summarizes activity related to our product warranty liability during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in millions)	2007	2006
Balance at the beginning of the period	$(15.0)	$(13.0)
Provision for warranties issued	(9.6)	(10.0)
Settlements made (in cash or in kind)	9.2	9.3

Balance at the end of the period	$(15.4)	$(13.7)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for three months ended March 31, 2007 and 2006 are shown below. The restructuring liability as of March 31, 2007 and December 31, 2006 was not material.

	Three Months Ended March 31, 2007
	Restructuring	Restructuring-Related		Total
(in millions)	Charges	Cost of Sales	ASG&A	Charges
Home and Hardware	$3.8	$2.8	$0.1	$6.7
Spirits and Wine	2.7	—	—	2.7

	$6.5	$2.8	$0.1	$9.4

	Three Months Ended March 31, 2006
	Restructuring	Restructuring-Related		Total
(in millions)	Charges	Cost of Sales	ASG&A	Charges
Home and Hardware	$4.1	$4.7	$—	$8.8
Spirits and Wine	—	—	1.8	1.8

	$4.1	$4.7	$1.8	$10.6

Home and Hardware charges in 2007 principally related to cost reduction initiatives. Home and Hardware charges in 2006 related to supply-chain initiatives. Spirits and Wine charges in 2007 primarily related to a distribution model change in Australia. Spirits and Wine charges in 2006 related to the integration of the Spirits and Wine acquisition.

15.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at March 31, 2007 were deferred losses of $3.2 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the three months ended March 31, 2007 and 2006 was $110.9 million and $168.3 million, respectively.

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. All of these actions were dismissed at the trial court level and are currently pending on appeal. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against all of these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

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

In June 2006, we acquired SBR, Inc. (Simonton), a leading vinyl-framed window brand in North America, and its other related businesses for approximately $599.8 million (based on the price of Fortune Brands’ common stock at closing). Based on this valuation, the stock component was 50% of the total purchase price. For more information on this acquisition, refer to Note 4, “Acquisitions, Disposals and Joint Ventures,” and Note 6, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

	Net Sales
(in millions)	2007	2006	% Change vs. Prior Year
Home and Hardware	$1,022.6	$1,032.4	(0.9)%
Spirits and Wine	559.1	611.9	(8.6)
Golf	367.1	372.5	(1.4)

Net Sales	$1,948.8	$2,016.8	(3.4)%

	Operating Income
	2007	2006	% Change vs. Prior Year
Home and Hardware	$86.4	$139.8	(38.2)%
Spirits and Wine	134.9	128.2	5.2
Golf	53.6	58.4	(8.2)
Less:
Corporate expenses	14.6	19.5	(25.1)

Operating Income	$260.3	$306.9	(15.2)%

Fortune Brands net sales decreased 3.4%, operating income decreased 15.2% and net income was 30.7% lower.

The sales decrease was primarily due to:

•	the downturn in the U.S. home products market that impacted our Home and Hardware business,

•	the year-over-year adverse impact of distribution transition in the Spirits and Wine business and

•	the timing of new product introductions in the Golf business.

These decreases were partly offset by the benefit of the Simonton acquisition.

Operating income decreased on lower sales and higher commodity costs, partly offset by price increases, productivity improvements and cost reduction efforts.

Net income decreased due to lower operating income discussed above, higher interest expense and the absence of 2006 tax credits associated with the resolution of certain Internal Revenue Service audits.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales decreased $68.0 million, or 3%, to $1.9 billion due to:

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business,

•

the year-over-year adverse impact of the distribution transition in the Spirits and Wine business (in Spain from direct to through our distribution joint venture, decreasing excise taxes included in net sales in 2007) and higher U.S. sales last year due to distribution of newly acquired brands, as well as

•	the later timing of new product introductions in the Golf business this year compared to last year.

Sales benefited from:

•	the impact of the Simonton acquisition,

•	newly introduced products and line extensions across all businesses (approximately $66 million in total, net of discontinued products),

•	favorable foreign currency ($17 million) and

•	price increases implemented to offset commodity cost increases in the Home and Hardware business.

Cost of products sold

Cost of products sold decreased $0.2 million, primarily on lower sales and productivity improvements, offset by approximately $25 million of increased commodity costs and the impact of the acquisition of Simonton.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased as a percentage of sales by approximately 100 basis points primarily due to absence of excise taxes in 2007 on net sales to Spain since we now distribute through our selling and distribution joint venture, where we do not pay excise taxes, compared to direct selling in the first quarter of 2006. Excise taxes are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to the government in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $3.8 million, or 1%, primarily as a result of lower sales-related expenses and cost reduction initiatives, particularly in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles increased $2.1 million to $12.1 million, primarily due to amortization of intangible assets associated with the June 2006 Simonton acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Restructuring charges

For the three months ended March 31, 2007, we recorded restructuring charges of $6.5 million principally related to cost reduction initiatives in the Home and Hardware business, as well as a change in the distribution model in Australia for the Spirits and Wine business. In the Home and Hardware business, we’re consolidating manufacturing facilities and closing two facilities to better align our supply chain with anticipated demand. In the three months ended March 31, 2006, we recorded restructuring charges of $4.1 million primarily related to supply-chain initiatives and asset write-downs related to the Home and Hardware business.

Interest expense

Interest expense increased $2.0 million to $81.1 million primarily as a result of an increase in commercial paper rates.

Other income, net

Other income, net decreased $0.6 million to $9.4 million primarily as a result of foreign currency gains/losses. Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. distribution joint venture), interest income and foreign currency gains/losses related to short-term intercompany positions.

Income taxes

The effective income tax rate for the three months ended March 31, 2007 and 2006 was 33.0% and 25.1%, respectively. The increase in the effective rate primarily resulted from tax-related credits of $22.3 million recorded in 2006 mainly due to the favorable conclusion of the Internal Revenue Service’s field examination phase of the routine review of our 2002-2003 tax returns.

Minority interests

Minority interest expense increased $1.4 million to $6.1 million, primarily due to higher dividends paid to V&S Group as a result of an additional investment in the Spirits and Wine business in 2006. Refer to Note 4, “Acquisitions, Disposal and Joint Ventures,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Net income

Net income was $120.2 million, or $0.79 per basic share and $0.77 per diluted share, for the three months ended March 31, 2007. This compared to net income of $173.4 million, or $1.18 per basic share and $1.15 per diluted share, for the three months ended March 31, 2006. The 31% ($53.2 million) decrease in net income was primarily due to lower sales, higher commodity costs, and the absence in 2007 of tax credits of $22.3 million recorded in 2006, partly offset by price increases, productivity improvements and cost reduction efforts.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales decreased $9.8 million, or 1%, to $1,022.6 million. The decrease was primarily attributable to an estimated decline of more than 10% in the U.S. home products market. Sales benefited from the acquisition of Simonton, new products and line extensions (approximately $63 million in total, particularly in faucets and related products), share gains (faucets, locks and cabinetry), higher sales of storage and security brands, expansion with key customers, continued extension of brands into adjacent product categories, and the impact of select commodity cost-related price increases.

Operating income decreased $53.4 million, or 38%, to $86.4 million. Operating income was negatively impacted by lower sales, the resulting unfavorable coverage of manufacturing and overhead costs, and higher commodity costs (approximately $25 million, including mark-to-market expenses on commodity hedges). Operating income benefited from select price increases implemented to help offset commodity cost increases, productivity improvements focusing on inventory management and global sourcing initiatives, and a reduction in overhead and administrative structures.

In June 2006, the Home and Hardware business acquired SBR, Inc., including Simonton Windows, a leading brand of vinyl-framed windows.

We expect the downturn in the overall U.S. home products market, which we believe will decline at a double-digit rate in 2007, to continue to impact results for our home products brands. The impact will be partially mitigated by proactive cost controls to better align supply-chain and administrative costs with expected demand. However, we believe that we are well positioned to continue outperforming the market due to our sustained share gains, successful extension of brands into new markets, expanding customer relationships and strong presence in the less cyclical replace-and-remodel segment of the housing market.

Our business may also continue to be affected by increases in the costs of certain commodities, although we will continue working to offset higher costs with productivity initiatives and select price increases.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits and Wine

Net sales decreased $52.8 million, or 9%, to $559.1 million, principally due to the year-over-year adverse impact of the transition in distribution for Spain to our Maxxium Worldwide B.V. joint venture (decreasing excise taxes included in net sales in 2007) and higher U.S. sales last year due to initial distribution of newly acquired brands, partially offset by favorable foreign exchange ($9 million) and the impact of price increases. Volumes were up in international markets on the benefit of strong performance of Jim Beam bourbon, Sauza, Courvoisier and Teacher’s.

Operating income increased $6.7 million, or 5%, to $134.9 million on price increases, a favorable mix shift to the higher end of our portfolio (major premium and super-premium brands), cost synergies and lower brand spend due to the timing of promotions, partly offset by the impact of lower sales.

Factors that could adversely affect results include potential changes to distribution, competitive pricing activities, increased regulation, class actions and/or other litigation and the possibility of excise and other tax increases, including internationally.

The government of Sweden is considering the possible sale of V&S Group (V&S), which through its U.S. subsidiary is our joint venture partner in Future Brands LLC (U.S. sales and distribution services) and Maxxium Worldwide B.V. (international sales and distribution). At this time, we cannot predict if a sale will occur and, if a sale does occur, what impact it would have on V&S’s participation in our distribution joint ventures.

Golf

Net sales decreased $5.4 million, or 1%, to $367.1 million. The sales decrease was largely due to the timing of golf club new product launches, which were earlier in 2006. Net sales benefited from higher golf ball sales and favorable foreign exchange ($8 million).

Operating income decreased $4.8 million, or 8%, to $53.6 million primarily on the impact of lower sales, close-out pricing in advance of the launch of next-generation products, and increased operating expenses. This decrease was partly offset by favorable mix shift within golf balls.

We expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age). In the near term, participation levels are impacted by factors including weather, economic conditions, golf-related travel and corporate spending. U.S. rounds of play were flat in 2005 and up modestly in 2006. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories, as well as continued growth in international markets.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules restricting golf club head size, golf club shaft length and golf club head moment of inertia, and changing the overall distance standard for golf balls. In March and April of 2005, the USGA and R&A each issued notices to golf equipment manufacturers 1) expressing their intent to further investigate issues regarding spin and club adjustability and 2) requesting that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 and 25 yards shorter than the current standard of 317 yards. The research being conducted could result in further ball and/or club regulation, including a rollback in the performance of either or both. As a result of their research regarding spin, the USGA and R&A have issued a proposal to reduce the groove volume and limit the groove edge angle allowable on all irons and wedges. Existing rules and any new rules resulting from this proposal or research could change the golf products industry’s ability to innovate and deploy new technologies, potentially impacting our Golf business.

Corporate

Corporate expenses of $14.6 million, which include salaries, benefits and expenses related to corporate office employees, decreased $4.9 million, or 25%, primarily due to lower long-term incentive compensation expense mainly from the impact of the decrease in the Fortune Brands stock price on liability-classified share-based awards.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. Currently, our focus for the use of our free cash flow, after internal growth and dividends, is the reduction of debt incurred as a result of the 2005 Spirits and Wine acquisition in order to further increase our financial flexibility. Despite this current focus on debt reduction, we have in the past, and will continue to, periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic transaction, nor what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. For a description of debt and the 2005 Spirits and Wine acquisition, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

Cash Flows

Net cash used by operating activities was $174.6 million for the three months ended March 31, 2007 compared $61.9 million for the same three-month period last year. The increase in cash used of $112.7 million was principally due to interest payments on debt issued in 2006, higher payments for customer programs (primarily volume-related) and employee performance incentives accrued in 2006, lower sales this year impacting first quarter collections of accounts receivable and the timing of tax payments.

Net cash used by investing activities for the three months ended March 31, 2007 was $43.7 million, compared with $66.9 million in the same three-month period last year. The decrease of $23.2 million was primarily due to a slowdown in capital spending due to the downturn in the U.S. home products market, as well as the absence of acquisition spending last year ($8.4 million).

Net cash provided by financing activities for the three months ended March 31, 2007 was $220.1 million, compared with $208.7 million in the same three-month period last year. The increase of $11.4 million was primarily due to higher cash received from the exercise of stock options.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $245.7 million during the three-month period ended March 31, 2007 to $6.1 billion. The ratio of total debt to total capital increased to 53.0% at March 31, 2007 from 52.4% at December 31, 2006 primarily due to higher debt to fund seasonal working capital requirements and interest payments on debt issued in 2006.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement. The 364-day agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility under which there were no amounts outstanding. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. The facility supports the Company’s commercial paper borrowings in the commercial paper market.

SBR Acquisition

On June 7, 2006, we closed on the acquisition of SBR, Inc. (Simonton), a privately held company with brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million (based on the price of Fortune Brands common stock at closing) and was paid with a combination of stock, cash and assumed debt. Based on this valuation, the stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton’s debt of which $55.4 million was paid off at closing.

Dividends

A summary of 2007 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.39 per share	January 25, 2007	February 7, 2007	March 1, 2007
$0.39 per share	April 24, 2007	May 9, 2007	June 1, 2007

A summary of 2007 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 25, 2007	February 7, 2007	March 10, 2007
$0.6675 per share	April 24, 2007	May 9, 2007	June 10, 2007

We expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section titled “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, including those resulting from the Spirits & Wine and Simonton acquisitions. However, our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth in the section titled “—Forward-Looking Statements.”

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine international sales and distribution joint venture, totaled approximately $83 million as of March 31, 2007. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.6 million as of March 31, 2007 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At March 31, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $41 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $1.4 million as of March 31, 2007. Refer to Note 3, “Discontinued Operation,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the spin-off of the Office business.

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

We have not made any payments related to indemnity obligations that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that potential payments we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for 2007 or in subsequent periods.

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

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the first fiscal year that begins after November 15, 2007 (calendar 2008 for Fortune Brands). We are evaluating the impact of FAS 159 on our results of operations and financial position.

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

•

risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, and integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

•	changes related to the potential privatization of V&S Group,

•	ability to attract and retain qualified personnel,

•	general economic conditions, including the U.S. housing market,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits and wines,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

•	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquisitions and, if necessary, will make appropriate changes as we incorporate our controls and procedures into recent acquisitions.

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

Individual Cases

As of May 1, 2007, there were approximately 13 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Class Actions

As of May 1, 2007, there were two purported smoking and health class actions pending in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Health Care Cost Recovery Actions

As of May 1, 2007, there was one health care recovery action pending in which the Company has been named as one of the defendants. This number of cases has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs. On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, which included decertifying the class, vacating the punitive damages judgment, and permitting individual members of the former class to file separate suits. Instead, the ruling addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On March 19, 2007, the United States Supreme Court, granted defendants’ application to file a petition for a writ of certiorari to that court. The Company is not a party to the Engle litigation.

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

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiff’s appeal. Class actions involving similar allegations (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco, respectively, in the same court. Trials in the Howard and Turner cases have been stayed pending resolution of the Price litigation. The Company is not a party to the Price, Howard or Turner litigation.

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

Pending Cases

There were no pending smoking and health proceedings in which the Company has been named as a defendant other than as previously reported in Exhibit 99 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Terminated Cases

No cases were terminated during the first quarter of 2007.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. All of these actions were terminated at the trial court level and are currently pending on appeal.

It is not possible to predict the outcome of these actions or give an estimate of a possible loss or range of loss, if any, that may result from these actions. The Company believes, however, and counsel has advised, that the Company and its Spirits and Wine business have meritorious defenses against plaintiffs’ claims. The Company is vigorously contesting these actions and believes that ultimately they will not have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

Reference is made to Note 16, “Pending Litigation” in the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and to the discussion captioned “Spirits and Wine Litigation” under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 1A. RISK FACTORS.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2007:

Three Months Ended March 31, 2007	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31	—	$—	—	—
February 1 – February 28	—	—	—	—
March 1 – March 31	1,482	78.25	—	—

Total	1,482	$78.25	—	—

(1)	The Company does not currently have a formal share repurchase program.
(2)

The Company purchased all of the 1,482 shares between January 1, 2007 and March 31, 2007 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

3(ii)	By-laws of Fortune Brands, Inc. (as amended), as of April 24, 2007, is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K dated April 27, 2007.

10.1	Form of Performance Award Notice and Terms and Conditions for 2007-2009 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.*

10.2	Description of salary and incentive pay awards for certain executive officers of Fortune Brands, Inc. for 2007, is incorporated herein by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.*

10.3	Amendment to Severance and Retirement Agreement between Fortune Brands, Inc. and Norman H. Wesley, dated February 28, 2007, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2007.*

12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1**	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: May 9, 2007	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(ii)	By-laws of Fortune Brands, Inc. (as amended), as of April 24, 2007, is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K dated April 27, 2007.

10.1	Form of Performance Award Notice and Terms and Conditions for 2007-2009 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.*

10.2	Description of salary and incentive pay awards for certain executive officers of Fortune Brands, Inc. for 2007, is incorporated herein by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.*

10.3	Amendment to Severance and Retirement Agreement between Fortune Brands, Inc. and Norman H. Wesley, dated February 28, 2007, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2007.*

12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1**	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
**	Filed herewith.