Form 10-Q
period 2007-06-30
FORTUNE BRANDS INC
filed 2007-08-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at July 31, 2007 was 153,173,059.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$150.8	$182.7
Accounts receivable, net	1,316.2	1,165.3

Inventories
Maturing spirits and wine	1,228.7	1,186.0
Other raw materials, supplies and work in process	437.3	452.4
Finished products	564.5	548.6

	2,230.5	2,187.0

Other current assets	444.7	395.1

Total current assets	4,142.2	3,930.1

Property, plant and equipment, net	1,949.1	1,948.5

Goodwill resulting from business acquisitions	4,350.9	4,345.6

Other intangible assets resulting from business acquisitions, net	4,109.9	4,096.9

Investments in unconsolidated subsidiaries	183.1	179.9

Other assets	273.0	167.3

Total assets	$15,008.2	$14,668.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$30.9	$25.6
Commercial paper	749.2	762.0
Current portion of long-term debt	200.1	1.7
Accounts payable	460.7	492.5
Accrued taxes	287.6	251.0
Accrued customer programs	112.1	158.1
Accrued salaries, wages and other compensation	144.3	173.5
Accrued expenses and other liabilities	511.4	651.0

Total current liabilities	2,496.3	2,515.4

Long-term debt	4,861.5	5,034.9
Deferred income	78.7	92.2
Deferred income taxes	1,232.3	1,135.3
Other liabilities	660.3	602.8

Total liabilities	9,329.1	9,380.6

Minority interest in consolidated subsidiaries	557.4	559.7

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	6.0	6.3
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	657.1	615.7
Accumulated other comprehensive income	125.5	37.9
Retained earnings	6,719.7	6,496.3
Treasury stock, at cost	(3,120.6)	(3,162.2)

Total stockholders’ equity	5,121.7	4,728.0

Total liabilities and stockholders’ equity	$15,008.2	$14,668.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	2007	2006
Net sales	$4,303.6	$4,273.9

Cost of products sold	2,334.7	2,269.0
Excise taxes on spirits and wine	219.6	224.4
Advertising, selling, general and administrative expenses	1,023.4	1,016.9
Amortization of intangibles	24.3	19.1
Restructuring charges	13.5	4.0

Operating income	688.1	740.5

Interest expense	163.2	162.3
Other income, net	(17.1)	(20.1)

Income from continuing operations before income taxes and minority interests	542.0	598.3

Income taxes	177.8	168.3
Minority interests	12.0	8.8

Net income	$352.2	$421.2

Earnings per common share
Basic	$2.31	$2.86

Diluted	$2.25	$2.79

Dividends paid per common share	$0.78	$0.72

Average number of common shares outstanding
Basic	152.6	147.1

Diluted	156.3	151.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	2007	2006
Net sales	$2,354.8	$2,257.1

Cost of products sold	1,249.9	1,184.4
Excise taxes on spirits and wine	121.1	103.6
Advertising, selling, general and administrative expenses	536.8	526.5
Amortization of intangibles	12.2	9.1
Restructuring charges	7.0	(0.1)

Operating income	427.8	433.6

Interest expense	82.1	83.2
Other income, net	(7.7)	(10.1)

Income from continuing operations before income taxes and minority interests	353.4	360.5

Income taxes	115.5	108.6
Minority interests	5.9	4.1

Net income	$232.0	$247.8

Earnings per common share
Basic	$1.52	$1.68

Diluted	$1.48	$1.63

Dividends paid per common share	$0.39	$0.36

Average number of common shares outstanding
Basic	152.8	147.7

Diluted	156.4	151.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(in millions)

(Unaudited)

	2007	2006
Operating activities
Net income	$352.2	$421.2
Restructuring charges	0.9	4.1
Depreciation and amortization	136.4	131.6
Stock-based compensation	18.3	18.7
Deferred income taxes	(20.6)	(62.1)
Changes in assets and liabilities including effects subsequent to acquisitions:
(Increase) decrease in accounts receivable	(136.7)	4.2
Decrease (increase) in inventories	0.9	(108.9)
Decrease in accounts payable	(31.9)	(286.2)
(Decrease) increase in accrued expenses and other liabilities	(181.0)	67.6
Increase in accrued taxes	40.0	52.6
Other operating activities, net	(46.5)	(31.1)

Net cash provided by operating activities	132.0	211.7

Investing activities
Additions to property, plant and equipment	(98.9)	(91.6)
Proceeds from the disposition of property, plant and equipment	4.6	4.2
Acquisitions, net of cash acquired	(6.2)	(592.2)

Net cash used by investing activities	(100.5)	(679.6)

Financing activities
Decrease in short-term debt and commercial paper, net	(8.7)	(2,132.8)
Issuance of long-term debt	—	2,939.9
Repayment of long-term debt	—	(148.9)
Dividends paid to stockholders	(119.3)	(105.8)
Proceeds received from exercise of stock options	42.9	16.2
Tax benefit on exercise of stock options	11.7	3.3
Other financing activities, net	4.6	4.0

Net cash (used) provided by financing activities	(68.8)	575.9

Effect of foreign exchange rate changes on cash	5.4	13.3

Net (decrease) increase in cash and cash equivalents	$(31.9)	$121.3

Cash and cash equivalents at beginning of period	$182.7	$93.6

Cash and cash equivalents at end of period	$150.8	$214.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6

Comprehensive income
Net income	—	—	—	—	421.2	—	421.2
Changes during the period	—	—	—	48.5	—	—	48.5

Total comprehensive income	—	—	—	48.5	421.2	—	469.7

Dividends ($0.72 per Common share and $1.335 per Preferred share)	—	—	—	—	(105.8)	—	(105.8)
Stock-based compensation			10.3			10.3	20.6
Stock issued for SBR acquisition		16.3	365.3			(90.3)	291.3
Excess tax benefit on exercise of stock options	—	—	4.3	—	—	—	4.3
Conversion of preferred stock (<0.1 shares)	(0.2)	—	(1.5)	—	—	1.7	—

Balance at June 30, 2006	$6.4	$733.7	$570.7	$26.3	$6,205.6	$(3,201.9)	$4,340.8

Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	$(3,162.2)	$4,728.0

Comprehensive income
Net income	—	—	—	—	352.2	—	352.2
Changes during the period	—	—	—	87.6	—	—	87.6

Total comprehensive income	—	—	—	87.6	352.2	—	439.8

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($0.78 per Common share and $1.335 per Preferred share)	—	—	—	—	(119.3)	—	(119.3)
Stock-based compensation	—	—	27.4	—	(5.9)	39.9	61.4
Excess tax benefit on exercise of stock options	—	—	15.4	—	—	—	15.4
Conversion of preferred stock (<0.1 shares)	(0.3)	—	(1.4)	—	—	1.7	—

Balance at June 30, 2007	$6.0	$734.0	$657.1	$125.5	$6,719.7	$(3,120.6)	$5,121.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of June 30, 2007, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions

Simonton Acquisition

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

Acquisition of Spirits and Wine Brands and Assets

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the Pernod Ricard Acquired Assets) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines, leading regional and national brands and distribution operations in the U.K., Germany and Spain, and with respect to wine, in the U.S.

As of January 27, 2006, substantially all of the Pernod Ricard Acquired Assets were legally transferred to Fortune Brands. We reached an agreement with Pernod Ricard at that date to adjust the global consideration for the Pernod Ricard Acquired Assets as a result of higher actual historical profits than anticipated, working capital adjustments and additional adjustments to achieve economic results consistent with the parties’ intention to complete the Company’s acquisition of the Pernod Ricard Acquired Assets on a cash-free and debt-free basis. The net payment made in the second quarter of 2006 was £134.3 million (approximately $252 million), and was allocated to goodwill.

4.	Goodwill and Other Intangible Assets

We had goodwill of $4,350.9 million as of June 30, 2007. The increase in goodwill of $5.3 million during the six months ended June 30, 2007 was due to foreign currency translation adjustments and the acquisition of Simonton, partly offset by acquisition-related adjustments related to the Pernod Ricard Acquired Assets.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Intangible Assets (Continued)

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2006	Acquisition-Related Adjustments	Translation Adjustments	Balance at June 30, 2007
Home and Hardware	$1,917.7	$3.1	$0.9	$1,921.7
Spirits and Wine	2,416.1	(19.0)	20.3	2,417.4
Golf	11.8	—	—	11.8

Total goodwill, net	$4,345.6	$(15.9)	$21.2	$4,350.9

We also had indefinite-lived intangibles, principally tradenames, of $3,371.8 million and $3,338.4 million as of June 30, 2007 and December 31, 2006, respectively. The increase of $33.4 million was due to changes in foreign currency rates.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful lives. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

	As of June 30, 2007				As of December 31, 2006
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,446.0	$(74.2	)(1)	$3,371.8	$3,412.6	$(74.2	)(1)	$3,338.4
Amortizable intangible assets
Tradenames	495.9	(142.3)		353.6	491.8	(134.7)		357.1
Customer and contractual relationships	397.6	(85.9)		311.7	397.3	(71.9)		325.4
Patents/proprietary technology	81.9	(19.7)		62.2	81.9	(16.6)		65.3
Licenses and other	15.3	(4.7)		10.6	15.3	(4.6)		10.7

Total	990.7	(252.6)		738.1	986.3	(227.8)		758.5

Total identifiable intangibles	$4,436.7	$(326.8)		$4,109.9	$4,398.9	$(302.0)		$4,096.9

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Income Taxes

The effective income tax rate for the six months ended June 30, 2007 and 2006 was 32.8% and 28.1%, respectively. The effective income tax rate for the three months ended June 30, 2007 and 2006 was 32.7% and 30.1%, respectively. The increase in the effective rate in both periods was partly due to $15.3 million of tax credits recorded in the second quarter of 2006 resulting from the favorable resolution of routine state tax audits. The increase in the effective income tax rate for the six months ended June 30, 2007 was also due to the absence of tax-related credits of $22.3 million recorded in the first quarter of 2006, mainly resulting from the favorable conclusion of the Internal Revenue Service’s examination phase of the routine review of our 2002-2003 tax returns. The effective income tax rates in both periods benefited from reduced foreign taxes.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Income Taxes (Continued)

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

It is reasonably possible that, within the next twelve months, total unrecognized tax benefits may decrease in the range of $75 to $85 million primarily as a result of the conclusion of U.S. federal and state income tax proceedings.

We continue to apply our accounting policy of classifying interest and penalties accruals related to unrecognized tax benefits as income tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was $33.3 million and $11.9 million, respectively.

6.	Information on Business Segments

Net sales and operating income for the six months ended June 30, 2007 and 2006 by segment were as follows:

	Six Months Ended June 30,
(in millions)	2007	2006	% Change vs. Prior Year
Net Sales
Home and Hardware	$2,224.7	$2,226.2	(0.1)%
Spirits and Wine	1,237.2	1,249.7	(1.0)
Golf	841.7	798.0	5.5

Net Sales	$4,303.6	$4,273.9	0.7%
Operating Income
Home and Hardware	$256.3	$349.7	(26.7)%
Spirits and Wine	321.2	285.5	12.5
Golf	142.2	140.5	1.2

Less:
Corporate expenses	31.6	35.2	10.2%

Operating Income	$688.1	$740.5	(7.1)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended June 30, 2007 and 2006 by segment were as follows:

	Three Months Ended June 30,
(in millions)	2007	2006	% Change vs. Prior Year
Net Sales
Home and Hardware	$1,202.1	$1,193.8	0.7%
Spirits and Wine	678.1	637.8	6.3
Golf	474.6	425.5	11.5

Net Sales	$2,354.8	$2,257.1	4.3%
Operating Income
Home and Hardware	$169.9	$209.9	(19.1)%
Spirits and Wine	186.3	157.3	18.4
Golf	88.6	82.1	7.9

Less:
Corporate expenses	17.0	15.7	(8.3)%

Operating Income	$427.8	$433.6	(1.3)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in millions, except for per share amounts)	2007	2006	2007	2006
Net income	$352.2	$421.2	$232.0	$247.8
Less: Preferred stock dividends	0.3	0.3	0.2	0.1

Income available to common stockholders – basic	351.9	420.9	231.8	247.7
Convertible Preferred stock dividends	0.3	0.3	0.2	0.1

Income available to common stockholders – diluted	$352.2	$421.2	$232.0	$247.8

Weighted average number of common shares outstanding – basic	152.6	147.1	152.8	147.7
Conversion of Convertible Preferred stock	1.3	1.4	1.3	1.4
Exercise of stock options	2.4	2.5	2.3	2.4

Weighted average number of common shares outstanding – diluted	156.3	151.0	156.4	151.5

Earnings per common share
Basic	$2.31	$2.86	$1.52	$1.68
Diluted	$2.25	$2.79	$1.48	$1.63

For the six and three months ended June 30, 2007 and 2006, certain stock options were excluded from the calculation of weighted average shares for diluted EPS because they were antidilutive (the exercise price exceeded the average stock price). For the six months ended June 30, 2007 and 2006, these excluded stock options were 4.1 million shares and 2.7 million shares of weighted average shares outstanding, respectively. For the three months ended June 30, 2007 and 2006, these excluded stock options were 4.0 million shares and 2.7 million shares of weighted average shares outstanding, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2007	2006	2007	2006
Service cost	$17.4	$17.4	$2.1	$2.1
Interest cost	26.8	24.0	4.9	4.9
Expected return on plan assets	(31.0)	(29.1)	—	—
Amortization of prior service cost	1.3	1.4	(0.8)	(0.7)
Amortization of net actuarial loss	6.9	7.7	1.2	2.1

Net periodic benefit cost	$21.4	$21.4	$7.4	$8.4

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2007	2006	2007	2006
Service cost	$8.7	$8.7	$1.0	$1.1
Interest cost	13.5	12.1	2.5	2.4
Expected return on plan assets	(15.5)	(14.6)	—	—
Amortization of prior service cost	0.6	0.7	(0.4)	(0.4)
Amortization of net actuarial loss	3.5	3.9	0.6	1.1

Net periodic benefit cost	$10.8	$10.8	$3.7	$4.2

9.	Long-Term Debt

Based on the long-term credit facilities which support our commercial paper borrowings, commercial paper borrowings totaling $1.0 billion were classified as long-term on the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, as the Company has the intent and ability to refinance this obligation on a long-term basis.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal financial instruments used are forward foreign exchange contracts, interest rate swaps and commodity swaps. There were no interest rate swaps outstanding during the first six months of 2007.

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

11.	Guarantees and Commitments

As of June 30, 2007, we had third-party guarantees totaling approximately $85 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.5 million existed as of June 30, 2007 to reflect the fair value of the guarantees to Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands guarantee. At June 30, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Guarantees and Commitments (Continued)

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $39 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $1.2 million as of June 30, 2007.

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

12.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the six and three months ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Three Months Ended June 30,
(in millions)	2007	2006	2007	2006
Balance at the beginning of the period	$(15.0)	$(13.0)	$(15.4)	$(13.7)
Provision for warranties issued	(20.6)	(20.7)	(11.0)	(10.8)
Acquisitions	—	(1.2)	—	(1.2)
Settlements made (in cash or in kind)	19.8	19.1	10.6	9.9

Balance at the end of the period	$(15.8)	$(15.8)	$(15.8)	$(15.8)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for the six and three months ended June 30, 2007 and 2006 are shown below. The restructuring liabilities as of June 30, 2007 and December 31, 2006 were not material.

	Six Months Ended June 30, 2007
	Restructuring Charges	Restructuring-Related		Total Charges
(in millions)		Cost of Sales	ASG&A
Home and Hardware	$10.4	$6.3	$0.4	$17.1
Spirits and Wine	3.1	—	—	3.1

	$13.5	$6.3	$0.4	$20.2

	Three Months Ended June 30, 2007
	Restructuring Charges	Restructuring-Related		Total Charges
(in millions)		Cost of Sales	ASG&A
Home and Hardware	$6.6	$3.5	$0.3	$10.4
Spirits and Wine	0.4	—	—	0.4

	$7.0	$3.5	$0.3	$10.8

	Six Months Ended June 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
(in millions)		Cost of Sales	ASG&A
Home and Hardware	$4.1	$4.7	$0.4	$9.2
Spirits and Wine	(0.1)	—	3.1	3.0

	$4.0	$4.7	$3.5	$12.2

	Three Months Ended June 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
(in millions)		Cost of Sales	ASG&A
Home and Hardware	$—	$—	$0.4	$0.4
Spirits and Wine	(0.1)	—	1.3	1.2

	$(0.1)	$—	$1.7	$1.6

Home and Hardware charges in 2007 principally related to cost reduction initiatives including facility consolidations (closing several manufacturing facilities and one distribution center) and workforce reductions to better align our supply chain with anticipated demand. Home and Hardware charges in 2006 related to supply-chain initiatives. Spirits and Wine charges in 2007 primarily related to a distribution model change in Australia. Spirits and Wine charges in 2006 related to the integration of the Spirits and Wine acquisition.

We expect all projects to be completed in the next twelve months.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at June 30, 2007 were deferred losses of $5.4 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the three months ended June 30, 2007 and 2006 was $328.9 million and $301.4 million, respectively. The difference between total comprehensive income and net income was primarily attributable to currency translation gains and losses in the six and three months ended June 30, 2007 of $83.0 million and $95.4 million, respectively.

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. All of these actions were dismissed at the trial court level. The Michigan and Ohio cases were remanded to the trial court to be dismissed and vacated for lack of standing, and the Wisconsin and West Virginia cases are currently pending on appeal. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against all of these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

On March 7, 2005, Bridgestone Sports Co., Ltd and Bridgestone Golf, Inc. (collectively, Bridgestone) filed a lawsuit against Acushnet Company (one of the Company’s subsidiaries) in the United States District Court for the District of Delaware. The Bridgestone complaint alleges that various golf balls manufactured by Acushnet Company (Acushnet) violate ten of Bridgestone’s U.S. patents. The Company believes, and counsel has advised, that Acushnet has meritorious defenses against plaintiffs’ claims. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of five of its patents. In June 2007, Acushnet entered into a preliminary settlement agreement with Bridgestone that resolves all claims asserted by the parties in this action. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

15.	Pending Litigation (Continued)

Other Litigation (Continued)

On February 9, 2006, Callaway Golf Company filed a lawsuit against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised that, it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

On June 8, 2007, Callaway Golf Company filed a lawsuit against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf clubs manufactured by Acushnet Company infringe five of Callaway’s patents. Acushnet believes, and counsel has advised that, it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of two of its patents.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

	Net Sales
(in millions)	2007	2006	% Change vs. Prior Year
Home and Hardware	$2,224.7	$2,226.2	(0.1)%
Spirits and Wine	1,237.2	1,249.7	(1.0)
Golf	841.7	798.0	5.5

Net Sales	$4,303.6	$4,273.9	0.7%

	Operating Income
	2007	2006	% Change vs. Prior Year
Home and Hardware	$256.3	$349.7	(26.7)%
Spirits and Wine	321.2	285.5	12.5
Golf	142.2	140.5	1.2
Less:
Corporate expenses	31.6	35.2	10.2%

Operating Income	$688.1	$740.5	(7.1)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $29.7 million, or 0.7%, to $4.3 billion due to:

•	the benefit of the Simonton acquisition ($182 million),

•	newly introduced products and line extensions across all businesses (approximately $211 million in total, net of discontinued products),

•	strong international growth,

•	favorable foreign currency and

•	targeted price increases implemented to offset higher commodity costs, primarily in the Home & Hardware and Spirits & Wine businesses.

Net sales were negatively impacted by the downturn in the U.S. home products markets and its impact on our Home and Hardware business.

Cost of products sold

Cost of products sold increased $65.7 million, or 2.9%, primarily on increased commodity costs (approximately $60 million, net of related commodity hedge gains and losses) and the acquisition of Simonton, partly offset by productivity improvements.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased as a percentage of sales primarily since, in Spain, we now distribute through our selling and distribution joint venture, where we do not pay excise taxes, compared to direct selling in the first quarter of 2006. Excise taxes are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to the government in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $6.5 million, or 0.6%, primarily as a result of the impact of the Simonton acquisition, partly offset by the benefit of cost reduction initiatives, particularly in the Home and Hardware business, and lower advertising and promotion expenses in the Spirits and Wine business due to a shift in the timing of spending to the second half of the year.

Amortization of intangibles

Amortization of intangibles increased $5.2 million to $24.3 million, primarily due to amortization of intangible assets associated with the June 2006 Simonton acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Restructuring charges

For the six months ended June 30, 2007, we recorded restructuring charges of $13.5 million principally related to cost reduction initiatives in the Home and Hardware business, as well as a change in the distributor for spirits products in Australia. In the Home and Hardware business, we closed several manufacturing facilities and a distribution center to better align our supply chain with anticipated demand. In the six months ended June 30, 2006, we recorded restructuring charges of $4.0 million primarily related to supply-chain initiatives and asset write-downs related to the Home and Hardware business.

Interest expense

Interest expense increased $0.9 million, or 0.6%, to $163.2 million due to an increase in commercial paper rates, partly offset by lower average debt.

Other income, net

Other income, net decreased $3.0 million to $17.1 million primarily as a result of foreign currency transaction losses. Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. distribution joint venture), interest income and foreign currency transaction gains/losses.

Income taxes

The effective income tax rate for the six months ended June 30, 2007 and 2006 was 32.8% and 28.1%, respectively. The increase in the effective rate primarily resulted from the absence of 2006 tax credits of $38.6 million associated with the resolution of certain Internal Revenue Service and routine state tax audits, partly offset by reduced foreign taxes in 2007.

Minority interests

Minority interest expense increased $3.2 million to $12.0 million, primarily due to higher dividends paid to V&S Group as a result of an additional investment in the Spirits and Wine business in 2006. Refer to Note 4, “Acquisitions, Disposal and Joint Ventures,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Net income

Net income was $352.2 million, or $2.31 per basic share and $2.25 per diluted share, for the six months ended June 30, 2007. This compared to net income of $421.2 million, or $2.86 per basic share and $2.79 per diluted share, for the six months ended June 30, 2006. The 16.4% ($69.0 million) decrease in net income was primarily due to unfavorable coverage of manufacturing and overhead costs, and higher restructuring charges in the Home and Hardware business, higher commodity costs, increased minority interest expense related to the Spirits and Wine business, and the absence in 2007 of tax credits of $38.6 million recorded in 2006. Net income benefited from new product sales, productivity improvements and cost reduction efforts.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales decreased $1.5 million, or 0.1%, to $2,224.7 million. The decrease was primarily attributable to an estimated decline of more than 10% in the U.S. home products market. Sales benefited from the acquisition of Simonton ($182 million), new products and line extensions (approximately $177 million in total, particularly in faucets and related products), share gains (including faucets, cabinetry and locks), expansion with key customers, continued extension of brands into adjacent product categories, the impact of select commodity cost-related price increases and favorable foreign exchange.

Operating income decreased $93.4 million, or 26.7%, to $256.3 million. Operating income was negatively impacted by lower underlying sales and the resulting unfavorable coverage of manufacturing and overhead costs, as well as absence of reversal of a legal reserve in 2006 ($7 million). Price increases partially offset the effect of higher commodity costs (approximately $55 million, net of related commodity hedge gains and losses). Operating income benefited from productivity improvements focusing on inventory management and global sourcing initiatives, and a reduction in overhead and administrative costs.

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

Our business may also continue to be affected by further increases in the costs of certain commodities, although we will continue working to offset higher costs with productivity initiatives and select price increases.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits and Wine

Net sales decreased $12.5 million, or 1.0%, to $1,237.2 million due to changes in distribution. This included an adverse first quarter impact from the 2006 transition of distribution in Spain to our Maxxium Worldwide B.V. joint venture (no net impact on operating income) and higher first quarter 2006 U.S. sales due to the initial buy-in of newly acquired brands by distributors. Net sales benefited from favorable foreign exchange ($27 million), a mix shift toward higher priced premium brands and select price increases.

Global case volumes increased mid-single digits in the first half of 2007 primarily due to higher retail demand for the Company’s premium brands. The Company measures global case volumes based primarily on case shipments by the Company’s distributors to retailers.

Operating income increased $35.7 million, or 12.5%, to $321.2 million primarily due to price increases, faster growth of higher margin premium and super-premium brands, cost synergies and lower advertising and promotions expenses, including a shift in the timing of spending to the second half of 2007.

The Spirits and Wine business is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that distributes and sells spirits and wine in key markets outside the United States. The Company retains a 25% ownership interest in Maxxium and accounts for its investment using the equity method. The Company’s other 25% partners in Maxxium are Remy Cointreau S.A. (Remy), The Edrington Group, Ltd. and V&S Group (V&S). In November 2006, Remy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. We do not expect that Remy’s departure will have a material adverse impact on the results of operations of the Company or our Spirits and Wine Business.

The government of Sweden has a commenced a process that is expected to result in the privatization of V&S either by sale or initial public offering. V&S is our joint venture partner in Maxxium Worldwide B.V. (international sales and distribution) and, through its U.S. subsidiary, is our joint venture partner in Future Brands LLC (U.S. sales and distribution services). At this time, we cannot predict what impact a sale of V&S would have on V&S’s participation in our distribution joint ventures.

Factors that could adversely affect results include potential changes to distribution, competitive pricing activities, changes in U.S. wholesale distributor inventory levels, increased regulation, class actions and/or other litigation and the possibility of excise and other tax increases, including internationally.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales increased $43.7 million, or 5.5%, to $841.7 million. The net sales increase was largely due to new product introductions, strong demand in international markets, continued share gains in golf balls, and a golf ball product shift to premium models. Net sales also benefited from higher sales of accessories and favorable foreign exchange.

Operating income increased $1.7 million, or 1.2%, to $142.2 million primarily on higher sales, as well as growth of premium golf balls and clubs. The increase was partially offset by higher oil-based commodity costs, close-out pricing in advance of the launch of next-generation products, patent defense costs and the timing of expenses.

We expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age). In the near term, participation levels are impacted by factors including weather, economic conditions, golf-related travel and corporate spending. U.S. rounds of play are down slightly year-to-date, were up modestly in 2006 and were flat in 2005. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories, as well as continued growth in international markets.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March of 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. As a result of their recent research regarding spin, the USGA and R&A have issued a proposal to reduce the groove volume and limit the groove edge angle allowable on all irons and wedges. The USGA and R&A have also proposed a rule change to allow greater adjustability in golf clubs. Existing rules and any new rules could change (i) the golf products industry’s ability to innovate and deploy new technologies and (ii) the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $31.6 million, which include traditional public company expenses, as well as salaries, benefits and expenses related to corporate office employees, decreased $3.6 million, or 10.2%, primarily due to lower long-term incentive compensation expense mainly due to the decrease in the Fortune Brands stock price on liability-classified share-based awards settled in the first quarter of 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

	Net Sales
(in millions)	2007	2006	% Change vs. Prior Year
Home and Hardware	$1,202.1	$1,193.8	0.7%
Spirits and Wine	678.1	637.8	6.3
Golf	474.6	425.5	11.5

Net Sales	$2,354.8	$2,257.1	4.3%

	Operating Income
	2007	2006	% Change vs. Prior Year
Home and Hardware	$169.9	$209.9	(19.1)%
Spirits and Wine	186.3	157.3	18.4
Golf	88.6	82.1	7.9
Less:
Corporate expenses	17.0	15.7	(8.3)%

Operating Income	$427.8	$433.6	(1.3)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $97.7 million, or 4.3%, to $2.4 billion due to:

•	the impact of the Simonton acquisition ($91 million),

•	newly introduced products and line extensions across all businesses (approximately $145 million in total, net of discontinued products),

•	strong international growth,

•	favorable foreign currency,

•	targeted price increases implemented to offset higher commodity costs, primarily in the Home & Hardware and Spirits & Wine businesses and

•	accelerated customer orders in advance of Spirits and Wine information systems conversion scheduled for the third quarter of 2007.

Sales were unfavorably impacted by the downturn in the U.S. home products markets and its impact on our Home and Hardware business.

Cost of products sold

Cost of products sold increased $65.5 million, or 5.5%, primarily on higher sales, increased commodity costs (approximately $35 million) and the impact of the acquisition of Simonton, partly offset by productivity improvements.

Excise taxes on spirits and wine

Excise taxes on spirits and wine increased as a percentage of sales primarily due to stronger sales growth in the U.S. as compared to internationally, and as a result of a higher percentage of our U.S. sales including excise taxes due to the move of bottling from certain foreign locations to the U.S. Excise taxes are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to the government in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $10.3 million, or 2.0%, primarily due to the impact of the Simonton acquisition and programs in the Golf business to support new product introductions, partly offset by the timing of advertising and promotion expenses in the Spirits and Wine business and the benefit of cost reduction initiatives, particularly in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles increased $3.1 million to $12.2 million, primarily due to amortization of intangible assets associated with the June 2006 Simonton acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Restructuring charges

For the three months ended June 30, 2007, we recorded restructuring charges of $7.0 million principally related to cost reduction initiatives, including consolidation of facilities, in the Home and Hardware business. In the three months ended June 30, 2006, we recorded a $0.1 million reversal of restructuring charges.

Interest expense

Interest expense decreased $1.1 million, or 1.3%, to $82.1 million due to lower average debt, partly offset by an increase in commercial paper rates.

Other income, net

Other income, net decreased $2.4 million to $7.7 million primarily as a result of foreign currency transaction losses. Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. distribution joint venture), interest income and foreign currency transaction gains/losses.

Income taxes

The effective income tax rate for the three months ended June 30, 2007 and 2006 was 32.7% and 30.1%, respectively. The increase in the effective rate primarily resulted from the absence of 2006 tax-related credits of $15.3 million resulting from the favorable resolution of routine state tax audits, partly offset reduced foreign taxes in 2007.

Minority interests

Minority interest expense increased $1.8 million to $5.9 million, primarily due to higher dividends paid to V&S Group as a result of an additional investment in the Spirits and Wine business in 2006. Refer to Note 4, “Acquisitions, Disposal and Joint Ventures,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Net income

Net income was $232.0 million, or $1.52 per basic share and $1.48 per diluted share, for the three months ended June 30, 2007. This compared to net income of $247.8 million, or $1.68 per basic share and $1.63 per diluted share, for the three months ended June 30, 2006. The 6.4% ($15.8 million) decrease in net income was primarily due to lower underlying sales and unfavorable coverage of manufacturing and overhead costs, as well as higher restructuring charges in the Home and Hardware business, and the absence in 2007 of tax credits recorded in 2006. Net income benefited from new product sales, productivity improvements and cost reduction efforts and the acquisition of Simonton.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Home and Hardware

Net sales increased $8.3 million, or 0.7%, to $1,202.1 million as a result of the acquisition of Simonton ($91 million), new products and line extensions (approximately $114 million in total, particularly in faucets and related products, and cabinetry), share gains (including faucets, cabinetry and locks), expansion with key customers, continued extension of brands into adjacent product categories, international growth, the impact of targeted price increases implemented to offset higher commodity costs and favorable foreign currency. Sales continued to be unfavorably impacted by the downturn in the U.S. home products market.

Operating income decreased $40.0 million, or 19.1%, to $169.9 million. Operating income was negatively impacted by lower underlying sales and the resulting unfavorable coverage of manufacturing and overhead costs, as well as absence of the reversal of a legal reserve in 2006 ($7 million). Price increases offset higher commodity costs (approximately $30 million, net of $6 million of related commodity hedge gains). Operating income benefited from productivity improvements focusing on inventory management and global sourcing initiatives, and a reduction in overhead and administrative costs.

Spirits and Wine

Net sales increased $40.3 million, or 6.3%, to $678.1 million, benefiting from favorable foreign exchange ($18 million), higher excise taxes, a mix shift toward higher priced premium brands, the impact of select price increases and accelerated U.S. customer orders in advance of an information systems conversion scheduled for the third quarter of 2007.

Operating income increased $29.0 million, or 18.4%, to $186.3 million primarily due to higher sales, price increases, faster growth of higher margin premium and super-premium brands, cost synergies and lower advertising and promotion expenses, including a shift in the timing of spending to the second half of 2007.

Golf

Net sales increased $49.1 million, or 11.5%, to $474.6 million. The sales increase was primarily due to the timing of golf club new product introductions, strong demand in international markets, continued share gains in golf balls and growth of premium golf ball models. Net sales also benefited from higher sales of golf shoes and accessories, as well as favorable foreign exchange.

Operating income increased $6.5 million, or 7.9%, to $88.6 million primarily on the impact of higher sales and favorable mix shift within golf balls and clubs. This increase was partially offset by higher oil-based commodity costs, patent defense costs and timing of expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Corporate

Corporate expenses of $17.0 million, which include traditional public company expenses, as well as salaries, benefits and expenses related to corporate office employees, increased $1.3 million, or 8.3%, primarily due to higher long-term incentive compensation expense due to the impact during the quarter of the increase in the Fortune Brands stock price on liability-classified share-based awards.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. Currently, our focus for the use of our free cash flow, after internal growth and dividends, is the reduction of debt incurred as a result of the 2005 Spirits and Wine acquisition in order to further increase our financial flexibility. Despite this current focus on debt reduction, we have in the past, and will continue to, periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic transaction, nor what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. For a description of the 2005 Spirits and Wine acquisition and the debt incurred in connection with the acquisition, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

Cash Flows

Net cash provided by operating activities was $132.0 million for the six months ended June 30, 2007 compared to $211.7 million for the same six-month period last year. The decrease in cash provided of $79.7 million was principally due to the timing of interest payments on debt issued in 2006, higher first quarter 2007 payments for customer programs (primarily volume-related) and employee performance incentives accrued in 2006, higher accounts receivable due to a shift in the timing of new product introductions and lower net income.

Net cash used by investing activities for the six months ended June 30, 2007 was $100.5 million, compared with $679.6 million in the same six-month period last year. The decrease of $579.1 million was primarily due to the absence of 2006 acquisition spending for the 2005 Spirits and Wine acquisition ($321.5 million) and the 2006 acquisition of Simonton ($270.7 million).

Net cash used by financing activities for the six months ended June 30, 2007 was $68.8 million, compared with net cash provided of $575.9 million in the same six-month period last year. The decrease of $644.7 million was primarily due to the absence of the 2006 debt issuance proceeds, partially offset by cash received from the exercise of stock options.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $17.5 million during the six-month period ended June 30, 2007 to $5.8 billion. The ratio of total debt to total capital decreased to 50.7% at June 30, 2007 from 52.4% at December 31, 2006 primarily due to 2007 net income and increased foreign translation adjustments in stockholders’ equity.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement. The 364-day agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. The interest rates on both credit agreements, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. These facilities support the Company’s commercial paper borrowings in the commercial paper market.

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

Dividends

A summary of 2007 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.39 per share	January 25, 2007	February 7, 2007	March 1, 2007
$0.39 per share	April 24, 2007	May 9, 2007	June 1, 2007
$0.42 per share	July 31, 2007	August 15, 2007	September 4, 2007

A summary of 2007 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 25, 2007	February 7, 2007	March 10, 2007
$0.6675 per share	April 24, 2007	May 9, 2007	June 10, 2007
$0.6675 per share	July 31, 2007	August 15, 2007	September 10, 2007

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

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine international sales and distribution joint venture, totaled approximately $85 million as of June 30, 2007. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.5 million as of June 30, 2007 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands guarantee. At June 30, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $39 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $1.2 million as of June 30, 2007. Refer to Note 3, “Discontinued Operation,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the spin-off of the Office business.

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

•	changes related to the expected privatization of V&S Group,

•	ability to attract and retain qualified personnel,

•	general economic conditions, including the U.S. housing market,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits and wines,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

•	any possible downgrades of the Company’s credit ratings,

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquisitions and, if necessary, will make appropriate changes as we incorporate our controls and procedures into recent acquisitions.

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

Individual Cases

As of August 1, 2007, there were 11 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared to the 13 cases reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Class Actions

As of August 1, 2007, there were no purported smoking and health class actions pending in which the Company has been named as one of the defendants, compared to the two cases reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Health Care Cost Recovery Actions

As of August 1, 2007, there were no health care recovery action pending in which the Company has been named as one of the defendants, compared to the one case reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Terminated Cases

For a list of terminated tobacco-related cases, see Exhibit 99 to this Quarterly Report on Form 10-Q.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine are named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. The Michigan and Ohio case were remanded to the trial court to be dismissed and vacated for lack of standing, and the Wisconsin and West Virginia cases are currently pending on appeal.

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

Reference is made to Note 15, “Pending Litigation” in the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and to the discussion captioned “Spirits and Wine Litigation” under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of the Company’s common stock during the three months ended June 30, 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on April 24, 2007.

(b)	The Company’s Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class III directors, Mrs. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson were duly elected at the 2007 Annual Meeting for a term of office expiring at the 2010 Annual Meeting. The terms of office of the Class I directors, Mr. Richard A. Goldstein, Mr. Pierre E. Leroy and Mr. A. D. David Mackay, and the terms of office of the Class II directors, Dr. Patricia O. Ewers, Mr. Eugene A. Renna and Mr. David M. Thomas, continued after the 2007 Annual Meeting.

(c)	(i) The three nominees for Class III directors were elected by a majority of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Mrs. Tatlock: 120,122,940 votes for and 9,835,578 votes withheld;

(B) Mr. Wesley: 121,415,727 votes for and 8,542,792 votes withheld; and

(C) Mr. Wilson: 117,652,864 votes for and 12,305,655 votes withheld.

(ii) A proposal (designated Item 2 and set forth in Company’s Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2007, was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 127,620,273 shares voted for the proposal, 1,413,576 shares voted against the proposal and 937,273 shares abstained.

(iii) A proposal (designated Item 3 and set forth in the Company’s Proxy Statement), approved by the Board of Directors, to re-approve the Fortune Brands, Inc. Annual Executive Incentive Compensation Plan, was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 122,337,630 shares voted for the proposal; 6,153,719 shares voted against the proposal and 1,480,172 shares abstained.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (Continued)

(iv) A proposal (designated Item 4 and set forth in the Company’s Proxy Statement), approved by the Board of Directors, to approve the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 84,968,001 shares voted for the proposal; 21,448,866 shares voted against the proposal; 1,510,539 shares abstained; and 22,044,115 were broker non-votes.

(v) A stockholder proposal (designated Item 5 and set forth in Company’s Proxy Statement), to adopt and implement the annual election of each director was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 72,391,238 shares voted for the proposal; 33,694,108 shares voted against the proposal; 1,841,962 shares abstained; and 22,044,213 were broker non-votes.

(vi) A stockholder proposal (designated Item 6 and set forth in Company’s Proxy Statement), to establish a pay-for-superior-performance standard in the Company’s executive compensation plan for senior executives by adopting specific principles, which were set forth in the Proxy Statement, was rejected by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 34,140,975 shares voted for the proposal; 71,922,460 shares voted against the proposal; 1,863,674 shares abstained; and 22,044,412 were broker non-votes.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

3.1	By-laws of Fortune Brands, Inc. (as amended), as of April 24, 2007, is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K dated April 27, 2007.

12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99*	List of Terminated Tobacco cases.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: August 8, 2007	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3.1	By-laws of Fortune Brands, Inc. (as amended), as of April 24, 2007, is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K dated April 27, 2007.

12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99*	List of Terminated Tobacco cases.

*	Filed herewith.