Form 10-Q
period 2007-09-30
FORTUNE BRANDS INC
filed 2007-11-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at October 31, 2007 was 153,813,514.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$285.3	$182.7
Accounts receivable, net	1,206.2	1,165.3

Inventories
Maturing spirits and wine	1,257.9	1,186.0
Other raw materials, supplies and work in process	425.4	452.4
Finished products	595.7	548.6

	2,279.0	2,187.0
Other current assets	449.4	395.1

Total current assets	4,219.9	3,930.1

Property, plant and equipment, net	1,938.7	1,948.5

Goodwill resulting from business acquisitions	4,295.7	4,345.6

Other intangible assets resulting from business acquisitions, net	4,134.5	4,096.9

Investments in unconsolidated subsidiaries	182.4	179.9

Other assets	283.4	167.3

Total assets	$15,054.6	$14,668.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities
Notes payable to banks	$52.4	$25.6
Commercial paper	667.1	762.0
Current portion of long-term debt	200.1	1.7
Accounts payable	449.3	492.5
Accrued taxes	423.2	251.0
Accrued customer programs	148.0	158.1
Accrued salaries, wages and other compensation	160.3	173.5
Accrued expenses and other liabilities	593.4	651.0

Total current liabilities	2,693.8	2,515.4

Long-term debt	4,659.9	5,034.9
Deferred income	72.0	92.2
Deferred income taxes	1,041.7	1,135.3
Other liabilities	714.8	602.8

Total liabilities	9,182.2	9,380.6

Minority interest in consolidated subsidiaries	559.3	559.7

Stockholders’ equity $2.67 Convertible Preferred stock – redeemable at Company’s option	5.8	6.3
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	679.1	615.7
Accumulated other comprehensive income	194.0	37.9
Retained earnings	6,797.7	6,496.3
Treasury stock, at cost	(3,097.5)	(3,162.2)

Total stockholders’ equity	5,313.1	4,728.0

Total liabilities and stockholders’ equity	$15,054.6	$14,668.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	2007	2006
Net sales	$6,501.8	$6,492.4

Cost of products sold	3,509.1	3,468.4
Excise taxes on spirits and wine	332.6	336.0
Advertising, selling, general and administrative expenses	1,543.3	1,530.6
Amortization of intangibles	36.3	31.5
Restructuring charges	16.5	5.9

Operating income	1,064.0	1,120.0

Interest expense	243.3	247.9
Other income, net	(33.2)	(29.9)

Income from continuing operations before income taxes and minority interests	853.9	902.0

Income taxes	274.6	267.3
Minority interests	18.2	62.2

Net income	$561.1	$572.5

Earnings per common share
Basic	$3.67	$3.86

Diluted	$3.59	$3.76

Dividends paid per common share	$1.20	$1.11

Average number of common shares outstanding
Basic	152.8	148.3

Diluted	156.4	152.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	2007	2006
Net sales	$2,198.2	$2,218.5

Cost of products sold	1,174.4	1,199.4
Excise taxes on spirits and wine	113.0	111.6
Advertising, selling, general and administrative expenses	519.9	513.7
Amortization of intangibles	12.0	12.4
Restructuring charges	3.0	1.9

Operating income	375.9	379.5

Interest expense	80.1	85.6
Other income, net	(16.1)	(9.8)

Income from continuing operations before income taxes and minority interests	311.9	303.7

Income taxes	96.8	99.0
Minority interests	6.2	53.4

Net income	$208.9	$151.3

Earnings per common share
Basic	$1.36	$1.00

Diluted	$1.33	$0.98

Dividends paid per common share	$0.42	$0.39

Average number of common shares outstanding
Basic	153.3	150.9

Diluted	156.8	154.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(in millions)

(Unaudited)

	2007	2006
Operating activities
Net income	$561.1	$572.5
Restructuring charges	1.2	4.5
Depreciation and amortization	203.8	192.7
Stock-based compensation	29.4	27.0
Deferred income taxes	(8.7)	(130.1)
Changes in assets and liabilities including effects subsequent to acquisitions:
(Increase) decrease in accounts receivable	(10.8)	112.2
Increase in inventories	(22.1)	(140.3)
Decrease in accounts payable	(48.0)	(76.6)
(Decrease) increase in accrued expenses and other liabilities	(120.7)	58.1
(Decrease) increase in accrued taxes	(10.6)	5.5
Other operating activities, net	(71.6)	(22.0)

Net cash provided by operating activities	503.0	603.5

Investing activities
Additions to property, plant and equipment	(160.7)	(165.0)
Proceeds from the disposition of assets	67.8	75.6
Acquisitions, net of cash acquired	93.0	(592.9)

Net cash provided (used) by investing activities	0.1	(682.3)

Financing activities
Decrease in short-term debt and commercial paper, net	(320.1)	(2,617.2)
Issuance of long-term debt	—	2,939.9
Repayment of long-term debt	(4.6)	(148.9)
Dividends paid to stockholders	(183.9)	(164.7)
Proceeds received from exercise of stock options	67.3	31.6
Tax benefit on exercise of stock options	16.9	4.2
Proceeds from the sale of subsidiary preferred stock	—	153.0
Other financing activities, net	(6.2)	(2.5)

Net cash (used) provided by financing activities	(430.6)	195.4

Effect of foreign exchange rate changes on cash	30.1	8.3

Net increase in cash and cash equivalents	$102.6	$124.9

Cash and cash equivalents at beginning of period	$182.7	$93.6

Cash and cash equivalents at end of period	$285.3	$218.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007 and 2006

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6

Comprehensive income
Net income	—	—	—	—	572.5	—	572.5
Changes during the period	—	—	—	67.0	—	—	67.0

Total comprehensive income	—	—	—	67.0	572.5	—	469.7

Dividends ($1.11 per Common share and $2.0025 per Preferred share)	—	—	—	—	(223.8)	—	(223.8)
Stock-based compensation	—	—	30.1	—	—	29.2	59.3
Stock issued for SBR acquisition	—	16.6	372.9	—	—	(91.5)	298.0
Excess tax benefit on exercise of stock options	—	—	6.6	—	—	—	6.6
Conversion of preferred stock (<0.1 shares)	(0.3)	—	(1.8)	—	—	2.1	—

Balance at September 30, 2006	$6.3	$734.0	$590.6	$44.8	$6,238.9	$(3,189.4)	$4,425.2

Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	$(3,162.2)	$4,728.0

Comprehensive income
Net income	—	—	—	—	561.1	—	561.1
Changes during the period	—	—	—	156.1	—	—	156.1

Total comprehensive income	—	—	—	156.1	561.1	—	717.2

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($1.20 per Common share and $2.0025 per Preferred share)	—	—	—	—	(248.6)	—	(248.6)
Stock-based compensation	—	—	30.0	—	(7.5)	60.6	83.1
Excess tax benefit on exercise of stock options	—	—	37.0	—	—	—	37.0
Conversion of preferred stock
(0.1 shares)	(0.5)	—	(3.6)	—	—	4.1	—

Balance at September 30, 2007	$5.8	$734.0	$679.1	$194.0	$6,797.7	$(3,097.5)	$5,313.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of September 30, 2007, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions and Minority Interest

Simonton Acquisition

On June 7, 2006, we completed the acquisition of SBR, Inc. (Simonton), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million, net of cash acquired and including assumed debt. The consideration paid included stock (based on the price of Fortune Brands’ common stock at closing) and cash. The stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton’s debt, of which $55.4 million was paid off at closing. Simonton is included in consolidated results from the date of acquisition. The acquisition was not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.”

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

As of January 27, 2006, substantially all of the Pernod Ricard Acquired Assets were legally transferred to Fortune Brands. We subsequently reached an agreement with Pernod Ricard on the amount of the adjustment to the consideration for the Pernod Ricard Acquired Assets as a result of higher actual historical profits than anticipated, working capital adjustments and additional adjustments to achieve economic results consistent with the parties’ intention to complete the Company’s acquisition of the Pernod Ricard Acquired Assets on a cash-free and debt-free basis. The net payment made to Pernod Ricard in the second quarter of 2006 was £134.3 million (approximately $252 million), and was allocated to goodwill.

In September 2007, the Company received $99.3 million of cash from Pernod Ricard in accordance with indemnification provisions in the acquisition agreement pertaining to income tax uncertainties assumed by the Company. In October 2007, we paid the tax liability to the Spanish tax authorities. See Note 6, “Income Taxes” for further discussion.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions and Minority Interest (Continued)

Minority Interest

On July 1, 2006, V&S Group contributed $153 million to purchase 45 shares of Series A-2 Convertible Preferred Stock of Beam Global Spirits and Wine, Inc. (BGSW) to maintain a 10% interest in the Spirits and Wine business. Fortune Brands continues to own 90% of the capital stock of this business. V&S Group may require the Company to purchase the BGSW convertible preferred stock at fair value in whole or in part upon one year’s notice, or at any time upon a change in control of BGSW, Jim Beam Brands Co., or certain other events. The Company has the right to acquire the BGSW convertible preferred stock owned by the V&S Group at fair value in whole or in part upon a change in control of the Absolut Spirits Company, Incorporated, sale of the Absolut brand, or the dissolution of Future Brands LLC (our U.S. sales and distribution joint venture). As described below, we account for the minority interest at fair value, which was $542.9 million at September 30, 2007.

We account for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” In the third quarter of 2006, we recorded an adjustment of $47.8 million as minority interest expense in the Fortune Brands consolidated statement of income, representing an increase in the estimated fair value of the convertible redeemable preferred stock. The increase in fair value was primarily a result of the enhanced value of the Spirits and Wine business due to a greater global presence and position, opportunities to leverage growth for both the historical and newly acquired brands of the Spirits and Wine business and the synergies of the combination of BGSW and the Pernod Ricard Acquired Assets.

4.	Goodwill and Other Intangible Assets

We had goodwill of $4,295.7 million as of September 30, 2007. The decrease in goodwill of $49.9 million during the nine months ended September 30, 2007 was due to acquisition-related adjustments related to the Pernod Ricard Acquired Assets (principally related to taxes), partly offset by foreign currency translation adjustments and purchase accounting adjustments for the acquisition of Simonton. See Note 6, “Income Taxes” for more information on tax adjustments related to the Pernod Ricard Acquired Assets.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2006	Acquisition-Related Adjustments	Translation Adjustments	Balance at September 30, 2007
Spirits and Wine	$2,416.1	$(95.6)	$41.1	$2,361.6
Home and Hardware	1,917.7	3.1	1.5	1,922.3
Golf	11.8	—	—	11.8

Total goodwill, net	$4,345.6	$(92.5)	$42.6	$4,295.7

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Intangible Assets (Continued)

We also had indefinite-lived intangibles, principally tradenames, of $3,403.9 million and $3,338.4 million as of September 30, 2007 and December 31, 2006, respectively. The increase of $65.5 million was due to changes in foreign currency rates.

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

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

(in millions)	As of September 30, 2007				As of December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,478.1	$(74.2	) (1)	$3,403.9	$3,412.6	$(74.2	) (1)	$3,338.4

Amortizable intangible assets
Tradenames	500.7	(146.4)		354.3	491.8	(134.7)		357.1
Customer and contractual relationships	397.9	(92.7)		305.2	397.3	(71.9)		325.4
Patents/proprietary technology	81.9	(21.3)		60.6	81.9	(16.6)		65.3
Licenses and other	15.3	(4.8)		10.5	15.3	(4.6)		10.7

Total	995.8	(265.2)		730.6	986.3	(227.8)		758.5

Total identifiable intangibles	$4,473.9	$(339.4)		$4,134.5	$4,398.9	$(302.0)		$4,096.9

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

5.	Disposition of Assets

On August 16, 2007, we sold the William Hill and Canyon Road wine brands and related assets (the William Hill sale). We received net cash proceeds from the sale of $60.3 million and realized a pre-tax gain of $3.5 million (no gain or loss on an after tax basis) that was recorded in other income, net.

In the third quarter of 2006, we sold the Cockburn port wine assets but retained the ownership of the brands. The cash proceeds from the sale were $66.4 million. No gain or loss was recorded.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2007 and 2006 were 32.2% and 29.6%, respectively. The increase in the effective income tax rate for the nine months ended September 30, 2007 was primarily due to the absence of tax-related credits of $37.6 million recorded in the first six months of 2006 associated with the favorable resolution of routine federal and state tax audits. The effective rate in 2007 benefited from higher foreign income generally taxed at lower statutory rates.

The effective income tax rates for the three months ended September 30, 2007 and 2006 were 31.0% and 32.6%, respectively. The decrease in the effective rate for three months ended September 30, 2007 compared to 2006 was primarily due to higher foreign income generally taxed at lower statutory rates.

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

Differences between the amounts recognized in our statement of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment of $3.6 million was recognized as a decrease to beginning retained earnings upon implementation of FIN 48 on January 1, 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes (Continued)

During the third quarter of 2007, the Spanish tax authorities concluded their routine audit of our Spanish Spirits and Wine companies, which were included as part of the Pernod Ricard Acquired Assets. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2000 through 2004 tax periods, which preceded the date of acquisition. The Spanish tax authorities issued a net tax assessment of approximately $110 million ($91.7 million for tax and $18.3 million for related interest and penalties), which we paid in October, 2007. Also during the third quarter 2007, we received a $99.3 million tax indemnification payment from Pernod Ricard related to the above tax assessment ($110 million net of associated tax benefits).

In order to reflect the impact of the $110 million Spanish tax assessment, we increased our liability for unrecognized tax benefits (UTB’s) by approximately $144.0 million to record the gross tax assessment and recorded a $52.3 million deferred tax asset to recognize offsetting credits that reduce the gross tax payment. We also recorded a liability of $18.3 million for interest and penalties on the tax assessment. Additionally, we further increased our liability for UTB’s by approximately $72.4 million to reflect tax issues similar to those raised during the course of the audit but relating to tax periods subsequent the audit period. At the same time, we established deferred tax assets of approximately $20.1 million to reflect available credits that will reduce the gross UTB liability. The majority of the additional reserves for UTB’s pertain to pre-acquisition periods and are subject to the tax indemnification agreement with Pernod Ricard. During our purchase accounting process, we determined that certain pre-acquisition transactions required deferred income taxes on our opening balance sheet; however, those transactions were audited by the Spanish tax authorities and were ultimately reversed. As a result of the tax assessment and issues raised during the Spanish tax audit, we adjusted the purchase price allocated to acquired deferred tax liabilities and UTB liabilities.

The total amount of UTB’s as of January 1, 2007 was $207.8 million. The amount of UTB’s that, if recognized as of January 1, 2007, would affect the Company’s effective tax rate was $190.3 million. The total amount of UTB’s as of September 30, 2007 was $429.5 million. The amount of UTB’s that, if recognized as of September 30, 2007 would affect the Company’s effective rate was $196.0 million.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently examining the Company’s 2004 and 2005 federal income tax returns; however the Company is technically subject to IRS examination for the years 1997 through 2003 due to unexpired statute of limitations periods. The Company or one of its subsidiaries is subject to non-U.S. income taxes examination by tax authorities in the following major taxing jurisdictions: Canada for years after 1998, France for years after 2003, Mexico for years after 2001, Spain for years after 2004, and the United Kingdom for years after 2003.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes (Continued)

It is reasonably possible that, within the next twelve months, total UTB’s may decrease in the range of $81 to $91 million primarily as a result of the conclusion of U.S. federal and state income tax proceedings. Additionally, during the fourth quarter of 2007, the UTB’s will be reduced by $144.0 million in connection with the payment of the approximate $91.7 million ($144.0 million UTB’s less $52.3 million tax credit) tax assessment to the Spanish tax authorities.

We continue to apply our accounting policy of classifying interest and penalties accruals related to UTB’s as income tax expense. Accrued interest and penalties as of January 1, 2007 were $33.3 million and $11.9 million, respectively. Accrued interest and penalties as of September 30, 2007, were $62.6 million and $19.9 million, respectively.

7.	Information on Business Segments

Net sales and operating income for the nine months ended September 30, 2007 and 2006 by segment were as follows:

	Nine Months Ended September 30,
(in millions)	2007	2006	% Change vs. Prior Year
Net Sales
Spirits and Wine	$1,902.1	$1,904.7	(0.1)%
Home and Hardware	3,439.4	3,491.9	(1.5)
Golf	1,160.3	1,095.8	5.9

Net Sales	$6,501.8	$6,492.4	0.1%

Operating Income
Spirits and Wine	$500.5	$456.1	9.7%
Home and Hardware	440.2	547.2	(19.6)
Golf	172.2	170.8	0.8

Less:
Corporate expenses	48.9	54.1	9.6%

Operating Income	$1,064.0	$1,120.0	(5.0)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended September 30, 2007 and 2006 by segment were as follows:

	Three Months Ended September 30,
(in millions)	2007	2006	% Change vs. Prior Year
Net Sales
Spirits and Wine	$664.9	$655.0	1.5%
Home and Hardware	1,214.7	1,265.7	(4.0)
Golf	318.6	297.8	7.0

Net Sales	$2,198.2	$2,218.5	(0.9)%

Operating Income
Spirits and Wine	$179.3	$170.6	5.1%
Home and Hardware	183.9	197.5	(6.9)
Golf	30.0	30.3	(1.0)

Less:
Corporate expenses	17.3	18.9	8.5%

Operating Income	$375.9	$379.5	(0.9)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) was as follows:

(in millions, except for per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net income	$561.1	$572.5	$208.9	$151.3
Less: Preferred stock dividends	0.4	0.4	0.1	0.1

Income available to common stockholders – basic	560.7	572.1	208.8	151.2
Convertible Preferred stock dividends	0.4	0.4	0.1	0.1

Income available to common stockholders – diluted	$561.1	$572.5	$208.9	$151.3

Weighted average number of common shares outstanding – basic	152.8	148.3	153.3	150.9
Conversion of Convertible Preferred stock	1.3	1.4	1.3	1.4
Exercise of stock options	2.3	2.4	2.2	2.2

Weighted average number of common shares outstanding – diluted	156.4	152.1	156.8	154.5

Earnings per common share
Basic	$3.67	$3.86	$1.36	$1.00
Diluted	$3.59	$3.76	$1.33	$0.98

For the nine and three months ended September 30, 2007 and 2006, certain stock options were excluded from the calculation of weighted average shares for diluted EPS because they were antidilutive (the exercise price exceeded the average stock price). The stock options excluded from weighted average shares outstanding for the nine months ended September 30, 2007 and 2006, were 3.1 million shares and 2.6 million shares, respectively. The stock options excluded from weighted average shares outstanding for the three months ended September 30, 2007 and 2006, were 1.3 million shares and 2.9 million shares, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2007	2006	2007	2006
Service cost	$25.9	$26.2	$2.6	$3.2
Interest cost	40.2	36.3	6.8	7.2
Expected return on plan assets	(46.8)	(43.7)	—	—
Amortization of prior service cost	2.0	2.0	(1.1)	(1.1)
Amortization of net actuarial loss	11.2	11.7	0.8	3.1

Net periodic benefit cost	$32.5	$32.5	$9.1	$12.4

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2007	2006	2007	2006
Service cost	$8.5	$8.8	$0.5	$1.1
Interest cost	13.5	12.3	1.9	2.3
Expected return on plan assets	(15.8)	(14.6)	—	—
Amortization of prior service cost	0.7	0.6	(0.3)	(0.4)
Amortization of net actuarial loss	4.4	4.0	(0.4)	1.0

Net periodic benefit cost	$11.3	$11.1	$1.7	$4.0

Postretirement expense decreased for the three months and nine months ended September 30, 2007 due to better than expected claims experience and an update to the per capita claims assumption methodology.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Credit Facilities and Long-Term Debt

On October 4, 2007 we renewed our 364-day, $500 million revolving credit facility that will expire in October 2008. The agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility under which there were no amounts outstanding. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. The facility supports the Company’s commercial paper borrowings in the commercial paper market.

Based on our long-term credit facilities which support our commercial paper borrowings, commercial paper borrowings totaling $750 million and $1 billion were classified as long-term on the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively, as the Company has the intent and ability to refinance this obligation on a long-term basis.

11.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal financial instruments used are forward foreign exchange contracts, interest rate swaps and commodity swaps. There were no interest rate swaps outstanding during the first nine months of 2007.

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

The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses through counterparty credit risk is remote and that the losses, if any, would be immaterial. The estimated fair value of contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Guarantees and Commitments

As of September 30, 2007, we had third-party guarantees totaling approximately $89 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.5 million existed as of September 30, 2007 to reflect the fair value of the guarantees to Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands guarantee. At September 30, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guaranteed various leases for ACCO World Corporation, the Office business divested on August 16, 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $38 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $1.1 million as of September 30, 2007.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based upon the type of product sold.

The following table summarizes activity related to our product warranty liability during the nine and three months ended September 30, 2007 and 2006:

(in millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$(15.0)	$(13.0)	$(15.8)	$(15.8)
Provision for warranties issued	(29.5)	(31.3)	(8.9)	(10.6)
Acquisitions	—	(1.2)	—	(1.2)
Settlements made (in cash or in kind)	29.1	29.5	9.3	10.4

Balance at the end of the period	$(15.4)	$(16.0)	$(15.4)	$(16.0)

14.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for the nine and three months ended September 30, 2007 and 2006 are shown below. The restructuring liabilities as of September 30, 2007 and December 31, 2006 were not material.

(in millions)	Nine Months Ended September 30, 2007
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	ASG&A
Spirits and Wine	$3.1	$—	$—	$3.1
Home and Hardware	13.2	6.8	0.4	20.4
Golf	0.2	—	—	0.2

	$16.5	$6.8	$0.4	$23.7

(in millions)	Three Months Ended September 30, 2007
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	ASG&A
Home and Hardware	$2.8	$0.5	$—	$3.3
Golf	0.2	—	—	0.2

	$3.0	$0.5	$—	$3.5

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Restructuring-Related Charges (Continued)

(in millions)	Nine Months Ended September 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	ASG&A
Spirits and Wine	$(0.1)	$—	$3.1	$3.0
Home and Hardware	6.0	5.7	0.8	12.5

	$5.9	$5.7	$3.9	$15.5

(in millions)	Three Months Ended September 30, 2006
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	ASG&A
Home and Hardware	$1.9	$1.0	$0.4	$3.3

Home and Hardware charges in 2007 principally related to cost reduction initiatives including facility consolidations (primarily closure or downsizing of several facilities) and workforce reductions to better align our supply chain with anticipated demand. Home and Hardware charges in 2006 related to supply-chain initiatives. Spirits and Wine charges in 2007 primarily related to a distribution model change in Australia. Spirits and Wine charges in 2006 related to the integration of the Spirits and Wine acquisition. Golf charges in 2007 related to supply chain realignment.

We expect all projects to be completed in the next twelve months.

15.	Comprehensive Income

Total comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in unrealized gains and losses from derivative instruments at September 30, 2007 were net deferred losses of $11.6 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the three months ended September 30, 2007 and 2006 was $277.4 million and $169.8 million, respectively. The difference between total comprehensive income and net income was primarily attributable to currency translation gains and losses in the nine and three months ended September 30, 2007 of $156.3 million and $73.3 million, respectively.

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

Other Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and declaratory and/or injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. All of these actions were dismissed at the trial court level. The Michigan and Ohio cases were remanded to the trial court to be dismissed and vacated for lack of standing, the dismissal of the Wisconsin case was affirmed by the Wisconsin appellate court, and the West Virginia case is currently pending on appeal. Plaintiffs in the Ohio and Michigan cases filed a motion seeking review by the United States Supreme Court. The Company believes that the Company and its Spirits and Wine business have meritorious defenses against all of these allegations and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition. The Company and its Spirits and Wine business are vigorously contesting this litigation.

On March 7, 2005, Bridgestone Sports Co., Ltd and Bridgestone Golf, Inc. (collectively, Bridgestone) filed a lawsuit against Acushnet Company (one of the Company’s subsidiaries) in the United States District Court for the District of Delaware. The Bridgestone complaint alleged that various golf balls manufactured by Acushnet Company (Acushnet) violate ten of Bridgestone’s U.S. patents. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of five of its patents. In September 2007, Acushnet entered into a final settlement agreement with Bridgestone that resolved all claims asserted by the parties in this action. The resolution of this matter did not have a material effect on the Company’s results of operations or financial position.

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.	Pending Litigation (Continued)

Other Litigation (Continued)

On June 8, 2007, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf clubs manufactured by Acushnet Company infringe five of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of two of its golf club patents.

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

Item 2.

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

For a discussion of various trends and/or market factors that could affect the financial condition or operations of our segments, see the specific discussions of those segments below under “—Results of Operations.” For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

	Net Sales
(in millions)	2007	2006	% Change vs. Prior Year
Spirits and Wine	$1,902.1	$1,904.7	(0.1)%
Home and Hardware	3,439.4	3,491.9	(1.5)
Golf	1,160.3	1,095.8	5.9

Net Sales	$6,501.8	$6,492.4	0.1%

	Operating Income
	2007	2006	% Change vs. Prior Year
Spirits and Wine	$500.5	$456.1	9.7%
Home and Hardware	440.2	547.2	(19.6)
Golf	172.2	170.8	0.8
Less:
Corporate expenses	48.9	54.1	9.6%

Operating Income	$1,064.0	$1,120.0	(5.0)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales increased $9.4 million, or 0.1%, to $6.5 billion, benefiting from:

•	the Simonton acquisition ($182 million),

•	newly introduced products and line extensions across all businesses (approximately $348 million in total, net of discontinued products),

•	strong international growth,

•	favorable foreign currency ($77 million) and

•	targeted price increases (implemented to offset higher commodity costs in the Home & Hardware business; and for certain premium spirits brands).

Net sales were negatively impacted by the downturn in the U.S. home products market and its impact on our Home and Hardware business.

Cost of products sold

Cost of products sold increased $40.7 million, or 1.2%, primarily on increased commodity costs and the acquisition of Simonton, partly offset by the benefits of productivity improvements, global sourcing initiatives and facility consolidation/downsizing in the Home and Hardware business.

Excise taxes on spirits and wine

Excise taxes on spirits and wine decreased slightly as a percentage of sales primarily because distribution in Spain is now through our Maxxium Worldwide B.V. joint venture, where we do not pay excise taxes, compared to direct selling in the first quarter of 2006. Excise taxes are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to the government in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $12.7 million, or 0.8%, primarily as a result of higher brand investment in the Golf business to support new product introductions, as well as due to the impact of the Simonton acquisition, partly offset by the benefit of cost reduction initiatives, particularly in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles increased $4.8 million to $36.3 million, primarily due to amortization of intangible assets associated with the June 2006 Simonton acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Restructuring charges

For the nine months ended September 30, 2007, we recorded pre-tax restructuring charges of $16.5 million principally related to supply chain initiatives in the Home and Hardware business, as well as a change in the distributor for spirits products in Australia. In the Home and Hardware business, we closed or downsized several facilities to better align our supply chain with anticipated demand. In the nine months ended September 30, 2006, we recorded pre-tax restructuring charges of $5.9 million primarily related to supply-chain initiatives related to the Home and Hardware business.

Operating income

Operating income decreased $56.0 million, or 5.0%, to $1,064.0 million due to lower sales in the Home and Hardware business and resulting unfavorable coverage of manufacturing and overhead costs, increased commodity costs and higher restructuring charges. Operating income benefited from new product sales, price increases (implemented to offset higher commodity costs in the Home & Hardware business; and in the Spirits & Wine business), a mix shift to higher-end brands (in the Golf and Spirits & Wine businesses), productivity improvements, global sourcing initiatives, cost reduction efforts and favorable foreign exchange.

Interest expense

Interest expense decreased $4.6 million, or 1.9%, to $243.3 million due to lower average debt, partly offset by an increase in commercial paper rates.

Other income, net

Other income, net increased $3.3 million to $33.2 million primarily due to a gain on the sale of the William Hill and Canyon Road wine brands and related assets (the William Hill sale) and foreign currency transaction gains. Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. sales and distribution joint venture), interest income and foreign currency transaction gains/losses.

Income taxes

The effective income tax rates for the nine months ended September 30, 2007 and 2006 were 32.2% and 29.6%, respectively. The increase in the effective rate primarily resulted from the absence of 2006 tax credits of $43.6 million associated with the resolution of certain Internal Revenue Service and routine state tax audits. These increases were partly offset by higher foreign income generally taxed at lower statutory rates in 2007.

Minority interests

Minority interest expense decreased $44.0 million to $18.2 million, primarily due to an adjustment of minority interest expense of $47.8 million recorded in the third quarter of 2006 representing an increase in the estimated fair value of V&S Group’s aggregate 10% ownership in the convertible redeemable preferred stock of Beam Global Spirits and Wine, Inc. (BGSW), our Spirits and Wine business. There has not been an adjustment to minority interest expense related to the estimated fair value of V&S Group’s minority interest in BGSW in 2007. Refer to Note 4, “Acquisitions, Disposals and Joint Ventures,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net income

Net income was $561.1 million, or $3.67 per basic share and $3.59 per diluted share, for the nine months ended September 30, 2007. This compared to net income of $572.5 million, or $3.86 per basic share and $3.76 per diluted share, for the nine months ended September 30, 2006. The 2.0% ($11.4 million) decrease in net income was primarily due to lower operating income and the absence in 2007 of tax credits of $43.6 million recorded in 2006, partially offset by lower minority interest expense related to the Spirits and Wine business ($47.8 million).

Results of Operations By Segment

Spirits and Wine

Net sales decreased $2.6 million, or 0.1%, to $1,902.1 million. Sales decreased due to an adverse first quarter 2007 impact from the 2006 transition of distribution in Spain to our Maxxium Worldwide B.V. joint venture (no net impact on operating income), as well as the negative impact of the wind-down of a transitional bottling agreement with Pernod Ricard S.A. (Pernod Ricard) to produce certain products at cost subsequent to the 2005 acquisition (the Pernod Ricard Acquired Assets). These decreases were offset by favorable foreign exchange ($46 million), a mix shift toward higher priced premium brands and select price increases on premium spirits brands. For more information on the Pernod Ricard Acquired Assets, refer to Note 4, “Acquisitions, Disposals and Joint Ventures,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006.

Global case volumes increased low-single digits in the nine months ended September 30, 2007 compared to the same period last year, primarily due to higher consumer demand for the Company’s premium brands. The Company measures global case volumes based primarily on case shipments by the Company’s distributors to retailers.

Operating income increased $44.4 million, or 9.7%, to $500.5 million primarily due to price increases, faster growth of higher margin premium and super-premium brands and cost synergies.

The Spirits and Wine business is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that distributes and sells spirits and wine in select markets outside the United States. The Company retains a 25% ownership interest in Maxxium and accounts for its investment using the equity method. The Company’s other 25% partners in Maxxium are Remy Cointreau S.A. (Remy), The Edrington Group, Ltd. and V&S Group (V&S). In November 2006, Remy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. We do not expect that Remy’s departure will have a material adverse impact on the results of operations of the Company or our Spirits and Wine business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits and Wine (Continued)

The government of Sweden has commenced a process that is expected to result in the privatization of V&S either by sale or initial public offering. V&S is our joint venture partner in Maxxium Worldwide B.V. (international sales and distribution) and, through its U.S. subsidiary, is our joint venture partner in Future Brands LLC (U.S. sales and distribution). In addition, V&S owns a 10% interest in the convertible preferred stock of Beam Global Spirits and Wine, Inc., our Spirits and Wine business. At this time, we cannot predict what impact a sale of V&S would have on V&S’s participation in our sales and distribution joint ventures.

Factors that could adversely affect results include potential changes to distribution, competitive pricing activities, changes in U.S. wholesale distributor inventory levels, and the possibility of excise and other tax increases, including internationally.

Home and Hardware

Net sales decreased $52.5 million, or 1.5%, to $3,439.4 million. The decrease was primarily attributable to the adverse impact of an estimated decline of more than 10% in the U.S. home products market. Sales benefited from the acquisition of Simonton ($182 million), new products and line extensions (approximately $297 million in total, particularly in faucets and related products, cabinetry and entry doors), share gains (including cabinetry, entry doors and security products), expansion with key customers, the impact of select commodity cost-related price increases and favorable foreign exchange.

Operating income decreased $107.0 million, or 19.6%, to $440.2 million. Operating income was negatively impacted by lower underlying sales and the resulting unfavorable coverage of manufacturing and overhead costs. Price increases offset the effect of higher commodity costs (approximately $65 million, net of related commodity hedge gains and losses). Operating income benefited from productivity improvements, global sourcing initiatives, reduction in overhead and administrative costs, and facility closures/downsizing.

In June 2006, the Home and Hardware business acquired SBR, Inc., including Simonton Windows, a leading brand of vinyl-framed windows.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware (Continued)

The downturn in the overall U.S. home products market is projected to continue into 2008 and impact results of operations for our Home and Hardware business. We will continue to work to mitigate the downturn through cost controls to better align supply-chain and administrative costs with expected demand. We believe that we are well positioned to continue outperforming the market through share gains, successful extension of brands into new markets, expanding customer relationships and strong presence in the more stable replace-and-remodel segment of the U.S. home products market.

Our business may also continue to be affected by competitive pricing, as well as further increases in the costs of certain commodities.

Golf

Net sales increased $64.5 million, or 5.9%, to $1,160.3 million. The net sales increase was largely due to new product introductions, strong demand in international markets, continued share gains in key product categories, and a favorable shift in golf ball demand to premium models. Net sales also benefited from higher sales of golf balls, golf clubs, shoes, gloves and accessories, as well as favorable foreign exchange ($21 million).

Operating income increased $1.4 million, or 0.8%, to $172.2 million primarily on higher sales, as well as growth of premium golf balls and clubs. The increase was partially offset by higher oil-based commodity costs, brand support expenses, and patent litigation and related costs.

We expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with retirement), and the increasing popularity of golf internationally. In the near term, participation levels are impacted by factors including weather, economic conditions, golf-related travel and corporate spending. U.S. rounds of play are down slightly year-to-date, were up modestly in 2006 and were flat in 2005. The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories, as well as continued market growth.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March of 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. As a result of their recent research regarding spin, the USGA and R&A have issued a proposal to reduce the groove volume and limit the groove edge angle allowable on all irons and wedges. The USGA and R&A have adopted a rule change to allow greater adjustability in golf clubs, which goes into effect of January 1, 2008. Existing rules and any new rules could change (i) the golf products industry’s ability to innovate and deploy new technologies and (ii) the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $48.9 million, which include salaries, benefits and expenses related to corporate office employees, as well as public company expenses, decreased $5.2 million, or 9.6%, primarily due to lower incentive compensation expense mainly resulting from lower expected payouts for 2007 and the decrease in the Fortune Brands stock price on liability-classified share-based awards.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

	Net Sales
(in millions)	2007	2006	% Change vs. Prior Year
Spirits and Wine	$664.9	$655.0	1.5%
Home and Hardware	1,214.7	1,265.7	(4.0)
Golf	318.6	297.8	7.0

Net Sales	$2,198.2	$2,218.5	(0.9)%

	Operating Income
	2007	2006	% Change vs. Prior Year
Spirits and Wine	$179.3	$170.6	5.1%
Home and Hardware	183.9	197.5	(6.9)
Golf	30.0	30.3	(1.0)
Less:
Corporate expenses	17.3	18.9	8.5%

Operating Income	$375.9	$379.5	(0.9)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales decreased $20.3 million, or 0.9%, to $2.2 billion. Net sales were unfavorably impacted by the downturn in the U.S. home products markets and its impact on our Home and Hardware business.

Net sales benefited from:

•	newly introduced products and line extensions across all businesses (approximately $137 million in total, net of discontinued products),

•	strong international growth,

•	favorable foreign currency ($32 million) and

•	targeted price increases (implemented to offset higher commodity costs in the Home & Hardware business; and in Spirits & Wine business).

Cost of products sold

Cost of products sold increased $25.0 million, or 2.1%, primarily on increased commodity costs, partly offset by benefits from productivity improvements, global sourcing initiatives and facility consolidation/downsizing in the Home and Hardware business.

Excise taxes on spirits and wine

Excise taxes on spirits and wine increased slightly as a percentage of sales primarily since the Spirits and Wine business was a greater percentage of sales in the three months ended September 30, 2007 compared to the same period in 2006. Excise taxes are generally levied based on the alcohol content of spirits and wine products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to the government in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $6.2 million, or 1.2%, primarily due to programs in the Spirits and Wine business to support brand building initiatives and in the Golf business to support new product introductions, partly offset by the benefit of cost reduction initiatives in the Home and Hardware business.

Restructuring charges

For the three months ended September 30, 2007, we recorded pre-tax restructuring charges of $3.0 million principally related to supply chain initiatives, including consolidation or downsizing of facilities, primarily in the Home and Hardware business. In the three months ended September 30, 2006, we recorded pre-tax restructuring charges of $1.9 million in the Home and Hardware business related to supply chain initiatives.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income decreased $3.6 million, or 0.9%, to $375.9 million primarily due to lower sales and resulting unfavorable coverage of manufacturing and overhead costs in the Home and Hardware business, higher commodity costs, and increased advertising and promotion expenses to support marketing initiatives and new products. Operating income benefited from new product sales, price increases, productivity improvements, global sourcing initiatives, cost reduction efforts, and favorable foreign exchange.

Interest expense

Interest expense decreased $5.5 million, or 6.4%, to $80.1 million due to lower average debt, partly offset by an increase in commercial paper rates.

Other income, net

Other income, net increased $6.3 million to $16.1 million primarily as a result of a gain on the William Hill sale and foreign currency transaction gains. Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. sales and distribution joint venture), interest income and foreign currency transaction gains/losses.

Income taxes

The effective income tax rates for the three months ended September 30, 2007 and 2006 were 31.0% and 32.6%, respectively. The decrease in the effective rate was primarily due to higher foreign income generally taxed at lower statutory rates in 2007.

Minority interests

Minority interest expense decreased $47.2 million to $6.2 million, primarily due to an adjustment to minority interest expense of $47.8 million recorded in the third quarter of 2006 representing an increase in the estimated fair value of V&S Group’s aggregate 10% ownership in the convertible redeemable preferred stock of Beam Global Spirits and Wine, Inc. (BGSW), our Spirits and Wine business. There was no adjustment to minority interest expense related to the estimated fair value of V&S Group’s minority interest in BGSW in 2007. Refer to Note 4, “Acquisitions, Disposals and Joint Ventures,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Net income

Net income was $208.9 million, or $1.36 per basic share and $1.33 per diluted share, for the three months ended September 30, 2007. This compared to net income of $151.3 million, or $1.00 per basic share and $0.98 per diluted share, for the three months ended September 30, 2006. The 38.1% ($57.6 million) increase in net income was primarily due to the 2006 adjustment to minority interest expense ($47.8 million), partly offset by slightly lower operating income.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits and Wine

Net sales increased $9.9 million, or 1.5%, to $664.9 million, benefiting from favorable foreign exchange ($19 million), a mix shift toward higher priced premium brands and the impact of select price increases on premium spirits brands. These benefits were partially offset by lower net sales due to second quarter 2007 accelerated U.S. customer orders in advance of an information systems conversion and weaker sales volumes for select regional brands in the third quarter of 2007. Net sales were also negatively impacted by the wind-down of a transitional agreement with Pernod Ricard to bottle certain products at cost subsequent to the acquisition.

Operating income increased $8.7 million, or 5.1%, to $179.3 million primarily due to higher sales, price increases, faster growth of higher margin premium and super-premium brands and cost synergies, partly offset by higher advertising and promotion expenses to support new marketing programs and new product launches.

Home and Hardware

Net sales decreased $51.0 million, or 4.0%, to $1,214.7 million. Net sales continued to be unfavorably impacted by the downturn in the U.S. home products market. Net sales benefited from new products and line extensions (approximately $120 million in total, particularly in faucets and related products, cabinetry and entry doors), share gains (including cabinetry, entry doors and security products), expansion with key customers, continued extension of brands into adjacent product categories, international growth, the impact of targeted price increases implemented to offset higher commodity costs, and favorable foreign currency. In addition, net sales were favorably impacted in the third quarter of 2007 by extra selling days for Moen in 2007 compared to 2006.

Operating income decreased $13.6 million, or 6.9%, to $183.9 million. Operating income was negatively impacted by lower sales and the resulting unfavorable coverage of manufacturing and overhead costs. Operating income benefited from price increases implemented to offset higher commodity costs (approximately $15 million, net of related commodity hedge gains and losses), productivity improvements, global sourcing initiatives, a reduction in overhead and administrative costs, facility closures, and extra selling days for Moen in the third quarter of 2007 compared to the same period in 2006.

Golf

Net sales increased $20.8 million, or 7.0%, to $318.6 million. The sales increase was primarily due to the introduction of new golf ball products and a shift toward premium-priced models, as well as higher sales of golf shoes, gloves and accessories, and favorable foreign exchange ($6 million). Golf club sales declined on unfavorable comparisons to last year’s new product introductions.

Operating income decreased $0.3 million, or 1.0%, to $30.0 million as the favorable effects of higher sales were offset by higher brand support expenses, and patent litigation and related costs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Corporate

Corporate expenses of $17.3 million, which include salaries, benefits and expenses related to corporate office employees, as well as public company expenses, decreased $1.6 million, or 8.5%, primarily due to lower incentive compensation expense resulting from lower estimated payout rates.

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

Cash Flows

Net cash provided by operating activities was $503.0 million for the nine months ended September 30, 2007 compared to $603.5 million for the same nine-month period last year. The decrease in cash provided of $100.5 million was principally due to the timing of interest payments on debt issued in 2006, higher first quarter 2007 payments for customer programs (primarily volume-related) and employee performance incentives accrued in 2006, increased pension contributions and lower accounts receivable collections this year due to the timing of new product introductions. The increase in cash provided by operating activities was favorably impacted by the absence of a build-up in acquisition-related spirits inventory in 2006.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flow (Continued)

Net cash provided by investing activities for the nine months ended September 30, 2007 was $0.1 million, compared with net cash used by investing activities of $682.3 million in the same nine-month period last year. The decrease in cash used was primarily due to the absence of 2006 acquisition spending for the 2005 Spirits and Wine acquisition ($321.5 million) and the 2006 acquisition of Simonton ($271.4 million). In the three months ended September 30, 2007, we received proceeds from Pernod Ricard for Spain tax payments related to the 2005 acquired assets ($99.3 million). The taxes were paid to the Spanish tax authorities in October 2007. See Note 6, “Income Taxes,” to this Quarterly Report on Form 10-Q for additional information on the Spain taxes. We also received net proceeds of $60.3 million from the William Hill sale. In the nine months ended September 30, 2006, we received proceeds from the sale of Cockburn assets ($66.4 million).

Net cash used by financing activities for the nine months ended September 30, 2007 was $430.6 million, compared with net cash provided of $195.4 million in the same nine-month period last year. The decrease of $626.0 million was primarily due to the absence of the 2006 debt issuance proceeds ($2,939.9 million) mainly used to pay down commercial paper ($2,617.2 million) and proceeds in 2006 from V&S Group to maintain a 10% interest in the Spirits and Wine Business ($153.0 million).

Capitalization

Total debt decreased $244.7 million during the nine-month period ended September 30, 2007 to $5.6 billion. The ratio of total debt to total capital decreased to 48.7% at September 30, 2007 from 52.4% at December 31, 2006 primarily due to paydown of debt, 2007 net income and increased foreign translation adjustments in stockholders’ equity.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement. On October 4, 2007 we renewed our 364-day, $500 million revolving credit facility to mature in 2008. The agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility under which there were no amounts outstanding. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. The facility supports the Company’s commercial paper borrowings in the commercial paper market.

SBR Acquisition

On June 7, 2006, we closed on the acquisition of SBR, Inc. (Simonton), a privately held company with brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million (based on the price of Fortune Brands’ common stock at closing) and was paid with a combination of stock, cash and assumed debt. Based on this valuation, the stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton’s debt of which $55.4 million was paid off at closing.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Minority Interest

V&S Group may require the Company to purchase the convertible preferred stock of Beam Global Spirits and Wine, Inc. (BGSW), our Spirits and Wine business, at fair value in whole or in part upon one year’s notice, or at any time upon a change in control of BGSW, Jim Beam Brands Co., or certain other events. The Company has the right to acquire the BGSW convertible preferred stock owned by the V&S Group at fair value in whole or in part upon a change in control of the Absolut Spirits Company, Incorporated, sale of the Absolut brand, or the dissolution of Future Brands LLC (our U.S. sales and distribution joint venture). We account for the minority interest at fair value, which was $542.9 million at September 30, 2007.

Dividends

A summary of 2007 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.39 per share	January 25, 2007	February 7, 2007	March 1, 2007
$0.39 per share	April 24, 2007	May 9, 2007	June 1, 2007
$0.42 per share	July 31, 2007	August 15, 2007	September 4, 2007
$0.42 per share	September 25, 2007	November 7, 2007	December 3, 2007

A summary of 2007 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 25, 2007	February 7, 2007	March 10, 2007
$0.6675 per share	April 24, 2007	May 9, 2007	June 10, 2007
$0.6675 per share	July 31, 2007	August 15, 2007	September 10, 2007
$0.6675 per share	September 25, 2007	November 7, 2007	December 10, 2007

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide B.V. (Maxxium), our Spirits and Wine international sales and distribution joint venture, totaled approximately $89 million as of September 30, 2007. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.5 million as of September 30, 2007 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands guarantee. At September 30, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $38 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $1.1 million as of September 30, 2007. Refer to Note 3, “Discontinued Operation,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the spin-off of the Office business.

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

During the third quarter of 2007, the Spirits and Wine business migrated certain financial and sales processing systems for its U.S. operations to SAP, an enterprise resource planning (ERP) system. As a result of these system changes, several of the company’s internal controls over financial reporting and related processes were modified or redesigned to conform with and support the new system. Testing of the controls related to the new system is ongoing and is included in the scope of management’s assessment of its internal controls over financial reporting for 2007.

There have not been any other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquisitions and, if necessary, will make appropriate changes as we incorporate our controls and procedures into recent acquisitions.

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

Individual Cases

As of November 1, 2007, there were 11 smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared to the approximately 13 cases reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Class Actions

As of November 1, 2007, there were no purported smoking and health class actions pending in which the Company has been named as one of the defendants, compared to the two cases reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Health Care Cost Recovery Actions

As of November 1, 2007, there were no health care recovery actions pending in which the Company has been named as one of the defendants, compared to the one case reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs. On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, which included decertifying the class, vacating the punitive damages judgment, and permitting individual members of the former class to file separate suits. Instead, the ruling addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On October 1, 2007, the United States Supreme Court, denied defendants’ petition for a writ of certiorari to that court. The Company is not a party to the Engle litigation.

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

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiff’s appeal and ordered the lower court to dismiss plaintiff’s pending motion to vacate. On August 30, 2007, the lower court dismissed plaintiff’s pending motion, effectively concluding the case. Class actions involving similar allegations (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco, respectively, in the same court. Trials in the Howard and Turner cases have been stayed pending resolution of the Price litigation. The Company is not a party to the Price, Howard or Turner litigation.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended September 30, 2007.

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

Spirits and Wine Litigation

The Company, its Spirits and Wine business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and declaratory and/or injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. All of these actions were dismissed at the trial court level. The Michigan and Ohio cases were remanded to the trial court to be dismissed and vacated for lack of standing, the dismissal of the Wisconsin case was affirmed by the Wisconsin appellate court, and the West Virginia case is currently pending on appeal. Plaintiffs in the Ohio and Michigan cases filed a motion seeking review by the United States Supreme Court.

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

Neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of the Company’s common stock during the three months ended September 30, 2007.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

3.1	By-laws of Fortune Brands, Inc. (as amended), as of August 20, 2007, is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K dated August 22, 2007.

10.1**	Form of Change in Control Agreement between the Company and each of Messrs. Wesley, Carbonari, Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.2**	Form of Severance Agreement between the Company and each of Messrs. Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.3**	Severance Agreement between the Company and Mr. Carbonari dated September 19, 2007, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.4**	Severance and Retirement Agreement between the Company and Mr. Wesley dated September 19, 2007, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.5**	Fortune Brands, Inc. Supplemental Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007.

10.6**	Fortune Brands, Inc. Directors Deferred Compensation Plan effective January 1, 2008.*

10.7**	Amendment to the Fortune Brands, Inc. 1990 Long-Term Incentive Plan dated September 25, 2007.*

10.8**	Amendment to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan dated September 25, 2007.*

10.9**	Amendment to the Fortune Brands, Inc. 2003 Long-Term Incentive Plan dated September 25, 2007.*

10.10**	Amendment to the Fortune Brands, Inc. Non-Employee Director Stock Option Plan dated September 25, 2007.*

10.11**	Amendment to the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan dated September 25, 2007.*

10.12	364-Day Revolving Credit Agreement dated as of October 4, 2007 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, Barclays Bank PLC and Citibank, N.A., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007.

12	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.*

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: November 8, 2007	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3.1	By-laws of Fortune Brands, Inc. (as amended), as of August 20, 2007, is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K dated August 22, 2007.

10.1**	Form of Change in Control Agreement between the Company and each of Messrs. Wesley, Carbonari, Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.2**	Form of Severance Agreement between the Company and each of Messrs. Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.3**	Severance Agreement between the Company and Mr. Carbonari dated September 19, 2007, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.4**	Severance and Retirement Agreement between the Company and Mr. Wesley dated September 19, 2007, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 21, 2007.

10.5**	Fortune Brands, Inc. Supplemental Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007.

10.6**	Fortune Brands, Inc. Directors Deferred Compensation Plan effective January 1, 2008.*

10.7**	Amendment to the Fortune Brands, Inc. 1990 Long-Term Incentive Plan dated September 25, 2007.*

10.8**	Amendment to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan dated September 25, 2007.*

10.9**	Amendment to the Fortune Brands, Inc. 2003 Long-Term Incentive Plan dated September 25, 2007.*

10.10**	Amendment to the Fortune Brands, Inc. Non-Employee Director Stock Option Plan dated September 25, 2007.*

10.11**	Amendment to the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan dated September 25, 2007.*

10.12	364-Day Revolving Credit Agreement dated as of October 4, 2007 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, Barclays Bank PLC and Citibank, N.A., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007.

12	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.*

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Compensatory plan, contract or arrangement.