Form 10-K
period 2007-12-31
FORTUNE BRANDS INC
filed 2008-02-28
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer      ☒      Accelerated filer      ☐      Non-accelerated filer      ☐      Smaller reporting company      ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     ☐        No    ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant, at June 29, 2007 (the last day of our most recent second quarter), was $12,574,438,306.80. The number of shares outstanding of registrant’s common stock, par value $3.125 per share, at February 8, 2008, was 154,031,382.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 29, 2008 (to be filed not later than 120 days after the end of registrant’s fiscal year) (“the 2008 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

(a)    General development of business.

Fortune Brands, Inc. is a holding company with operating companies engaged in the manufacture, production and sale of Spirits, Home and Hardware products, and Golf products. References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The Company was incorporated under the laws of Delaware in 1985 and until 1986 conducted no business. Prior to 1986, the businesses of the Company’s subsidiaries were conducted by American Brands, Inc., a New Jersey corporation organized in 1904 (American New Jersey), and its subsidiaries. American New Jersey was merged into The American Tobacco Company (ATCO) on December 31, 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to the Company. In addition, the Company assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. On May 30, 1997, the Company’s name was changed from American Brands, Inc. to Fortune Brands, Inc. (Fortune Brands).

As a holding company, the Company is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the Company, and thus the right of the Company’s creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of the Company’s unconsolidated revenues and funds is dividends and other payments from subsidiaries. The Company’s principal subsidiaries currently are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Fortune Brands’ success is driven by leading consumer brands in three categories: Spirits, Home and Hardware products and Golf products. First, we enhance shareholder value by profitably building leading consumer brands to drive sales and earnings growth, as well as to enhance long-term returns. We drive growth by positioning our brands and businesses to outperform their respective markets. We do this by developing innovative new products and effective marketing campaigns, expanding customer relationships, extending brands into adjacent categories and developing international growth opportunities. Second, we pursue business improvements by operating lean and flexible supply chains and business processes. Third, we promote organizational excellence by developing winning cultures and associates. Fourth, we seek to enhance returns by leveraging our breadth and balance and financial strength to drive shareholder value. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, over time, we enhance shareholder value through other initiatives, such as using our financial resources to repurchase shares and pay attractive dividends.

We made the following acquisitions and divestitures in recent years:

In 2007:

>	We sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery (August 2007).

>	We sold the remaining U.S. wine assets to Constellation Brands, Inc. for $884.5 million, subject to purchase price adjustments for cash and working capital levels (December 2007).

>	We sold the U.S. distribution rights and related assets for The Dalmore Scotch Whisky to UB Group for $58.0 million (December 2007).

In 2006:

>	We acquired SBR, Inc. (now Simonton Holdings, Inc.), a company of brands including Simonton Windows, a leading vinyl-framed window brand in North America, for a total cost of $599.8 million (June 2006).

>	We sold the Cockburn’s port wine production assets, retaining the ownership of the brand, for $66.4 million (July 2006).

In 2005:

>	We acquired more than 25 spirits and wine brands as well as certain distribution assets in key markets from Pernod Ricard S.A. for a total cost of approximately $5.25 billion. Among the brands acquired were Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch and Clos du Bois super-premium wines (July 2005).

>	We completed the spin-off of the Office products business, ACCO World Corporation, to the Company’s shareholders. In addition to retaining their shareholdings in Fortune Brands, each Fortune Brands shareholder received one share of ACCO Brands Corporation for each 4.255 shares of Fortune Brands stock held (August 2005).

In 2004:

>	Therma-Tru Holdings, Inc. acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems, and Master Lock Company acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million (June 2004).

In 2003:

>	We acquired Therma-Tru Holdings, Inc. Therma-Tru is the leading brand of residential entry doors in the United States. The cost of the acquisition was $924.0 million (November 2003).

>	We acquired Capital Cabinet Corporation, American Lock Company and Wild Horse Winery for an aggregate cost of $123.7 million (various dates in 2003).

On an ongoing basis, we review the portfolio of brands owned by our operating companies and evaluate options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions may be made, we could finance acquisitions by issuing additional debt or equity securities. The possible additional securities from any completed acquisitions could increase the Company’s indebtedness or shares outstanding, and these debt or equity securities might impact the Company’s diluted earnings per share. We also consider other corporate strategies intended to enhance shareholder value, including share repurchases and higher dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect thereof might be upon the Company’s results of operations, cash flows or financial condition.

Forward-Looking Statements

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

>	competitive market pressures (including pricing pressures),

>	consolidation of trade customers,

>	successful development of new products and processes,

>	ability to secure and maintain rights to intellectual property,

>	risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

>	changes related to the potential privatization of V&S Group,

>	ability to attract and retain qualified personnel,

>	general economic conditions, including the U.S. housing market,

>	weather,

>	risks associated with doing business outside the United States, including currency exchange rate risks,

>	interest rate fluctuations,

>	commodity and energy price volatility,

>	costs of certain employee and retiree benefits and returns on pension assets,

>	dependence on performance of distributors and other marketing arrangements,

>	the impact of excise tax increases on distilled spirits,

>	changes in golf equipment regulatory standards and other regulatory developments,

>	potential liabilities, costs and uncertainties of litigation,

>	impairment in the carrying value of goodwill or other acquired intangibles,

>	historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

>	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

(b)    Financial information about industry segments.

See Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

(c)    Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the Spirits, Home and Hardware, and Golf business segments. For financial information about these business segments, see Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Spirits

Beam Global Spirits & Wine, Inc. (BGSW), with its affiliates, is a holding company in the distilled spirits business. The Company’s operating subsidiaries include Jim Beam Brands Co. (JBBCo.), Future Brands LLC, a majority-owned subsidiary (Future Brands), Jim Beam Brands Australia Pty. Limited, Beam Global España S.A., Beam Global Spirits & Wine (U.K.) Ltd., Tequila Sauza S.A. de C.F., Alberta Distillers Limited, Canadian Club Canada, Inc., Maker’s Mark Distillery, Inc., Courvoisier S.A.S. and Jim Beam Brands Canada LP. V&S Group owns 10% of our Spirits business. Fortune Brands owns 90% of the capital stock.

The Spirits business sells its products under a number of trademarks which are key to the continued success of our brands. The Spirits business owns most of its trademarks, including Jim Beam (#1 bourbon), Maker’s Mark (#1 super-premium bourbon), Sauza (#2 tequila), Canadian Club (#2 Canadian whisky), Laphroaig (#1 single Islay malt Scotch whisky), and Courvoisier (one of the world’s leading cognacs). The Company’s trademarks for its strong national and regional brands include: Teacher’s (Scotch whisky), Harveys (sherries), Cockburn’s (port), Larios (gin), Whisky DYC (whisky) and Kuemmerling (bitters). Several trademarks are used under long-term licenses, including the mark DeKuyper (the #1 cordials line in the U.S.) which is produced and sold in the U.S. and Mexico under a license of unlimited duration and Gilbey’s (gin and vodka in the U.S.) which has a current term until 2027 if not renewed.

Our spirits products are sold through recognized industry channels, including the Future Brands LLC and Maxxium Worldwide B.V. (Maxxium) joint ventures in which the Spirits business is a partner, and shareholder, independent distributors, and direct distribution in certain international markets, as well as global or regional duty free customers. Products are also sold through government-controlled liquor authorities in the 18 “control” states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages. The peak season for the Spirits business is the fourth quarter due to holiday buying.

In December 2007, we sold the remainder of our U.S. wine assets to Constellation Brands Inc. (Constellation) for $884.5 million, subject to purchase price adjustments for cash and working capital levels after selling two wine brands and related assets to E. & J. Gallo Winery in August 2007. The two transactions are collectively referred to as the sale of the U.S. Wine business. The sale to Constellation included Beam Wine Estates, Inc.’s table wine brands (including Clos du Bois, Geyser Peak, Wild Horse, as well as the associated vineyards, winemaking assets, management and sales forces), though not its fortified wine brands (Harveys sherries and Cockburn’s port). In addition, in December 2007, we also sold the U.S. distribution rights and related assets of The Dalmore Scotch Whisky to UB Group for $58 million.

In July 2006, we sold the Cockburn’s port wine production assets for $66.4 million, but retained the ownership of the brand.

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the 2005 Spirits Acquisition) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois wines (sold December 2007), and leading regional and national brands and distribution operations in the U.K., Germany and Spain. The total recorded investment for the 2005 Spirits Acquisition, which included the initial payment, the purchase of Larios, supplemental brands purchased, purchase price adjustments and other settlements, as well as transactions costs, was approximately $5.25 billion.

In January 2006, substantially all of the 2005 Spirits Acquisition assets were legally transferred to Fortune Brands. We subsequently reached an agreement with Pernod Ricard on the amount of the adjustment to the consideration for the 2005 Spirits Acquisition as a result of higher actual historical profits than anticipated, working capital adjustments and additional adjustments to achieve economic results consistent with the parties’ intention to complete the 2005 Spirits Acquisition on a cash-free and debt-free basis. The net payment made to Pernod Ricard in the second quarter of 2006 was £134.3 million (approximately $252 million).

Principal markets for the products of the Spirits business are the U.S., the U.K., Australia, Spain, Germany and Mexico. Approximately 49% of our Spirits business’s sales are to international markets.

The Company’s Spirits business has changed significantly as a result of the 2005 Spirits Acquisition. Previously the Spirits business had strong market positions in the U.S. and Australia, and a smaller market position in Europe (primarily the U.K. and Germany). With the 2005 Spirits Acquisition, our Spirits business improved its competitive position, becoming much larger in scale and scope, more balanced globally in key growth markets, more focused on premium products, and broader in range of product offerings, adding strong brands in categories such as tequila, bourbon, cognac, Scotch whisky and Canadian whisky. We also now have significant business in leading regional and national spirits markets such as the U.K., Spain and Germany.

In November 2006, Rémy Cointreau S.A. (Rémy) gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. The Maxxium sales force distributes and sells spirits in key markets outside the United States, representing approximately one-third of our international Spirits sales. Other joint venture partners include The Edrington Group Ltd. and V&S. In connection with Rémy’s termination, it is expected that Rémy will pay a substantial termination penalty to Maxxium. Based on the expected impact of Rémy’s termination of the distribution agreement on Maxxium’s financial position and results of operations, the Company currently estimates that its investment in Maxxium of $96.3 million is recoverable. Rémy Cointreau brands account for only about 10-15% of Maxxium’s case volume. For additional information, refer to Note 6, “Related Party Transactions,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

The distilled spirits business is highly competitive. Based on information from independent industry statistical sources, our Spirits business is the largest U.S.-based producer and marketer of distilled spirits and is the 4th largest premium spirits company in the world. We compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. Major competitors include Diageo, Pernod Ricard, Bacardi, Brown-Forman, Rémy Cointreau and Constellation Brands.

Because whiskeys/whiskies, cognacs, brandies, ports and some tequila varieties are aged for various periods (generally, from three to ten years for whiskies, for example), the Spirits business maintains substantial inventories of maturing product in warehouse facilities. Production of maturing inventory is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, the Spirits business may, from time to time, seek to purchase maturing spirits to meet estimated future demand or sell excess maturing spirits.

The principal raw materials for the production, storage and aging of distilled products are primarily corn and other grains for whiskeys/whiskies and other spirits, agave for tequila, new or used oak barrels and glass for bottles. These materials are generally readily available from a number of sources except that new oak barrels are available from only a few sources. JBBCo. has a long-term supply agreement with a third-party supplier for the purchase of new oak barrels. This agreement requires a minimum of three years notice prior to termination. JBBCo. purchases barrels from two other suppliers on a year-to-year basis pursuant to purchase orders.

The principal raw materials used in the production of cognacs and fortified wines are grapes, barrels and glass for bottles. Grapes are purchased primarily from independent growers under long-term supply contracts or purchased on the spot market, and, from time to time, are affected by weather and other forces that may impact production and quality.

The production, storage, transportation, distribution and sale of our Spirits products are subject to regulation by federal, state, local and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits and fortified wines in whole or in part.

In many of the key markets for our Spirits business, distilled spirits are subject to federal excise taxes and/or customs duties as well as state/provincial, local and other taxes. Beverage alcohol sales could be impacted by higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, many states are considering possible excise tax increases and the possibility of future increases cannot be ruled out. Excise or other tax increases are also considered from time to time in other key markets such as the U.K., Spain and Mexico. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on unit sales and increase existing competitive pressures.

Home and Hardware

Fortune Brands Home & Hardware LLC (Home and Hardware) is a holding company for subsidiaries in the Home and Hardware business. Subsidiaries include MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Moen Incorporated (Moen), Therma-Tru Corp. (Therma-Tru), Simonton Holdings, Inc. (Simonton) and Fortune Brands Storage and Security LLC (Storage and Security). Home and Hardware’s operating companies compete on the basis of product quality, price, service and responsiveness to distributor and retailer needs and end-user consumer preferences. The home and hardware industry is highly competitive. Factors that affect our Home and Hardware business’s results of operations include levels of home improvement and residential construction activity, principally in the U.S. Approximately 12% of Home and Hardware’s sales are to international markets.

MasterBrand Cabinets manufactures custom, semi-custom, stock and ready-to-assemble cabinetry for the kitchen, bath and home. MasterBrand Cabinets sells under brand names including Aristokraft, Omega, Kitchen Craft, Schrock, Diamond, HomeCrest, Decorá and Kemper. MasterBrand Cabinets sells directly to kitchen and bath specialty dealers, home centers, wholesalers and large builders. In June 2003, MasterBrand Cabinets acquired Capital Cabinet Corporation. MasterBrand Cabinets’ competitors include Masco, American Woodmark Corporation and Norcraft Companies, as well as a large number of small suppliers. MasterBrand Cabinets is the second largest manufacturer of cabinetry in North America.

Moen manufactures faucets, bath furnishings, accessories, parts and kitchen sinks in North America and China. Sales are made through Moen’s own sales force and independent manufacturers’ representatives, primarily to wholesalers, mass merchandisers, home centers and industrial distributors. Products are sold principally in the U.S. and Canada and also in China, Mexico and South America. Moen’s chief competitors include Masco, Black & Decker, Kohler, American Standard and imported private-label brands. Moen is the #1 faucet brand in North America according to an independent industry survey.

In November 2003, the Home and Hardware business acquired Therma-Tru Holdings, Inc. Therma-Tru is the #1 residential entry door brand in the United States. Therma-Tru manufactures fiberglass and steel residential entry door and patio door systems, primarily for sale in the United States and Canada. Therma-Tru’s principal customers are home centers and millwork building products distributors that provide products to the residential new construction market and home centers, as well as to the remodeling and renovation markets. Therma-Tru’s competitors include Masonite, JELD-WEN and Plastpro. In June 2004, Therma-Tru acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems. In December 2007, Therma-Tru announced plans to exit the U.K. door market.

In June 2006, we acquired SBR, Inc., a privately held company consisting of brands including Simonton Windows, a leading brand of vinyl-framed windows and patio doors. Simonton products are principally manufactured and sold in the United States. Simonton’s principal customers are home centers, wholesale distributors and specialty dealers that provide products to the residential market, primarily for both retrofit and new construction applications. Simonton’s competitors include Silverline, Atrium and Milgard.

Storage and Security is comprised of the Master Lock and Waterloo product lines. Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, automotive, trailer and towing locks and other specialty safety and security devices. Sales of products designed for consumer use are sold to wholesale distributors, home centers and hardware and other retail outlets. Sales of lock systems are sold to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, Kryptonite, W.H. Brady, Hampton and various imports in the padlock segment. In April 2003, Master Lock acquired American Lock Company, a U.S.-based manufacturer of solid body commercial padlocks. In June 2004, Master Lock acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. Master Lock is the #1 padlock worldwide. Waterloo manufactures tool and garage storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Stanley, Keter, Rubbermaid and others in the plastic hand box category. Waterloo is the #1 tool storage manufacturer in the U.S.

Product branding and innovation are important to the success of the Home and Hardware business. In addition to the previously discussed trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. The Home and Hardware business holds U.S. and foreign patents covering various features used in our faucet and bath furnishings, doors, windows, locks and security products as well as storage products.

Raw materials used for the manufacture of products offered by Home and Hardware’s operating companies are primarily red oak, maple and pine lumber, particleboard, rolled steel, brass, zinc, copper, nickel, aluminum, glass and various plastic resins. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the costs of manufacturing our products. In 2007, the Home and Hardware business continued to experience increases in commodity and energy-related costs. While in the past we have been able to mitigate the impact of commodity cost increases through productivity improvements and passing on increased costs to our customers, there is no assurance that we will be able to offset these cost increases in the future.

Golf

Acushnet Company (Acushnet), together with its subsidiaries, is a leading manufacturer and marketer of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear and accessories. Acushnet’s leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist putters; Vokey Design wedges; FootJoy golf shoes; FootJoy and Titleist golf gloves; and FootJoy outerwear. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty and sporting goods stores throughout the United States. Sales are made directly in the U.S. and in other key international markets through subsidiaries and outside these areas through distributors or agents. Approximately 38% of Acushnet’s sales are to international markets.

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. Acushnet has the leading market positions in golf balls (Titleist), golf shoes and golf gloves (FootJoy). Acushnet also is a leading U.S. competitor in golf clubs (Titleist & Cobra). In golf balls, Acushnet’s main competitors are Nike, Callaway, Bridgestone, TaylorMade and Srixon. In golf clubs, Callaway, TaylorMade, Ping, Cleveland and Nike are the primary competitors. In golf shoes, Nike and Adidas are the main competitors. In golf gloves, Nike and Callaway are the primary competitors. Acushnet’s business is seasonal and approximately 60% of sales occur in the first half of the year and less than 20% in the fourth quarter.

The principal raw materials used in manufacturing are synthetic rubbers, polymers, steel, titanium, and natural and synthetic leathers.

Acushnet’s advertising and promotional campaigns feature a large number of touring professionals and club professionals using and endorsing its products. The market for the endorsement and promotional services of touring professionals has been and will continue to be increasingly competitive.

The future success of the Golf business will depend upon continued innovation, product quality and successful marketing across product categories. In addition, international market opportunities, especially in the Pacific Basin region, are contributing to growth for the Golf business.

Branding and product innovation are both important to the success of the Golf business. The Titleist, Cobra, FootJoy and Pinnacle trademarks are of particular importance to the business. Product innovation is a powerful growth engine in the golf segment, and our patent portfolio is an important resource to help inhibit competitors from copying or exploiting our innovations. The Company holds United States and foreign patents covering innovations and design features used in our golf balls, clubs and shoes and holds other licenses, trademarks and tradenames. There continues to be a substantial issue with “knock-off” and counterfeit golf clubs, which imitate or copy the protected features of original equipment manufacturers’ golf club products. Acushnet has an active program of enforcing intellectual property rights against those who make or sell these products.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March of 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. As a result of their recent research regarding spin, the USGA and R&A have issued a proposal to reduce the groove volume and limit the groove edge angle allowable on all irons and wedges. The USGA and R&A have adopted a rule change to allow greater adjustability in golf clubs, which went into effect on January 1, 2008. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies and the competitive dynamic among industry participants, potentially impacting our Golf business.

Employees

As of December 31, 2007, the Company and its subsidiaries had the following number of employees:

Spirits	2,828
Home and Hardware	22,771
Golf	5,316
Corporate	112
Total	31,027

Environmental Matters

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2007 and 2006, environmental accruals amounted to $32.1 million and $33.1 million, respectively, and are included in non-current liabilities on the balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition. See “Item 7 — Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations — Pending Litigation — Environmental Matters” for more information.

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

Website Access to SEC Reports

The Company’s website address is www.fortunebrands.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Policies, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Charters for the Committees of our Board of Directors and other information related to the Company.

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

While we largely compete for customers on the basis of product quality, brand strength and service, price is also an important basis of selection and competition. Our success depends on maintaining the strength of our consumer brands by continuously improving our offerings and appealing to the changing needs and preferences of our customers and end consumers. While our businesses are leaders in their categories and devote significant resources to continuous improvement of their products and marketing strategies, it is possible competitors may improve more rapidly or effectively, adversely affecting our sales, margins and profitability.

Demand for our products and our financial results are dependent on the successful development of new products and processes.

Our success depends in part on fulfilling consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes on a timely basis to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to research and development of new approaches to supply, we may not be successful in the development of new products or these techniques, or our new products may not be commercially successful.

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

A significant portion of our business is impacted by risks associated with fluctuations in the U.S. housing market.

Our home and hardware products are impacted primarily by demand for remodeling and repair on existing homes as well as demand for new homes. Demand for these end uses is significantly influenced by affordability, mortgage interest rates and availability, employment and consumer confidence, home prices and the inventory of homes for sale, as well as the number of homes constructed and, to a lesser extent, existing home sales. Demographic factors, such as aging housing stock, changes in population growth and household formation, affect levels of home improvement and residential construction over the longer term. While demographic trends are favorable for the long-term growth of the U.S. home products market, it is very difficult to predict the extent and duration of the ongoing downturn in the U.S. home products market as well as its adverse impact on our operating results.

Continued consolidation of our trade customers, particularly in the home & hardware industry, could adversely affect our business.

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

Risks associated with our ability to continuously improve productivity and supply chain efficiency could adversely affect our business.

We need to continually evaluate our manufacturing processes and assess opportunities to reduce costs. Our success also depends in part on refining our supply chain to promote a consistently flexible supply chain that can respond to market pressures. Failure to achieve the desired level of flexibility could impair our financial results.

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

We have completed a number of acquisitions and joint ventures, including the purchase of more than 25 spirits and wine brands and distribution assets from Pernod Ricard S.A. in 2005, and the acquisition of the Simonton window business in 2006, as well as the formation of spirits sales distribution joint ventures, including Future Brands LLC in the U.S. in 2001 and Maxxium for certain international markets in 1999. We will continue to consider acquisitions and joint ventures as a means of enhancing shareowner value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures, retaining the acquired businesses’ customers and brands, and achieving the expected financial results and benefits of transactions, such as revenue increases, cost savings, and increases in geographic or product presence; loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, procedures, policies and information systems; and diversion of management’s attention from other business concerns.

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

Demand for our products is sensitive to many external factors. While total consumption of spirits is relatively stable year to year, the faster growth of higher priced premium spirits may be adversely impacted by economic pressures on the consumer, particularly those that impact discretionary consumer spending in our categories. Our Home and Hardware business is impacted primarily by demand for remodeling and repair of existing homes as well as demand for new homes. Our Golf business is impacted by vacation travel volume and corporate spending. Weather conditions are also a factor impacting year-to-year comparisons in our Home and Hardware and Golf segments. The impact of these external factors is difficult to predict, and one or more of these factors could adversely affect our business. Despite proactive efforts to control costs, reduced production in our facilities resulting from the factors above could result in lower operating margins and profitability.

Risks associated with interest rate fluctuations as well as commodity and energy availability, price increases and volatility could adversely affect our business.

We are exposed to risks associated with interest rate fluctuations and commodity price volatility arising from weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We buy commodities, including steel, copper, zinc, titanium, glass, plastic, resins, wood, particleboard, grains and grapes. We also grow agave plants for tequila production. Availability, increases and volatility in the prices of these commodities as well as products sourced from third parties, and energy used in making, distributing and transporting our products, could increase the manufacturing costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers, there is no assurance that we will be able to offset these cost increases in the future. While we may use derivative contracts to limit our exposure to commodity price volatility, the exposures under these contracts could still be material to our results of operations and financial condition.

We manufacture and source many products internationally and are exposed to risks associated with doing business globally.

We manufacture and source our products in the United States, Europe, Canada, Mexico, China, Thailand and other countries. Accordingly, we are subject to risks associated with changes in political, economic and social environments, civil unrest, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments, trade disputes with the U.S., as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. Exchange rate fluctuations may impact the cost of sourced products and our financial results.

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

Our spirits are sold principally through wholesale distributors for resale to retail outlets. The replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our Spirits business. Our Home and Hardware business relies on a distribution network comprised of consolidating customers. Any unplanned disruption to the existing distribution could adversely affect our revenues and profitability. A disruption could be caused by the sale of a distributor to a competitor, financial instability or default of the distributor or one of its major customers, or other unforeseen events.

Costs of certain employee and retiree benefits may continue to rise.

Increases in the costs of medical and pension benefits could continue and negatively affect our business as a result of: increased usage of medical benefits by current and retired employees and medical inflation in the United States; the effect of any decline in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes in law and accounting standards that may increase the funding of, and the expense reflected for, employee benefits.

Changes in regulatory standards could adversely affect our businesses.

In the Golf business, our ability to develop and market new products is potentially diminished by rules governing equipment standards set by industry associations, such as restrictions on golf club head size and shaft length, and the overall distance standard for golf balls. Changes in equipment standards could adversely impact our Golf business. In the Home and Hardware business, California recently enacted legislation mandating new standards for acceptable lead content in plumbing products for sale in California effective January 1, 2010. While we believe our Moen faucet business will execute plans to meet the new standards by the effective date, implementation is not certain and financial results may be adversely impacted. Our Spirits business is subject to extensive regulatory requirements regarding distribution, production, labeling, and marketing. Changes to regulation of the beverage alcohol industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our spirits business.

Increased excise taxes on distilled spirits could adversely affect our Spirits business.

Distilled spirits are subject to excise tax in many countries where we operate. No federal excise tax increase is presently pending in the United States, our largest market. However, many states and other jurisdictions are considering possible excise tax increases. The effect of any future excise tax increases in any jurisdiction cannot be determined, but increased excise taxes could have an adverse effect on our business by reducing demand.

Potential liabilities and costs from litigation could adversely affect our business.

Our business is subject to risks related to litigation, including with respect to alcohol-related liability, as well as tobacco products made and sold by former subsidiaries. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably.

Downgrades of our credit ratings could adversely affect us.

If Moody’s, S&P or Fitch were to downgrade our credit rating, such a downgrade could result in loss of access to the commercial paper market and increase our cost of capital. Downgrades of our credit ratings could also affect the value or marketability of our outstanding notes.

Historical financial statements may not be reflective of our future financial condition and results of operations due to recent portfolio changes or other reasons.

We recently made changes in our business, as discussed in this report, including the acquisition of the Simonton window business and the sale of our U.S. Wine business. Although we believe that this report contains all material information that is necessary to make an informed assessment of our assets and liabilities, financial position, profit and losses and prospects, historical financial statements do not necessarily represent what our results of operations or financial position will be for any future periods.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and shareholder equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of trademarks, trade names and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include changes in the industries in which we operate, particularly the impact of the economic environment on our Home and Hardware business, as well as competition and advances in technology, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and shareholders’ equity could be adversely affected.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company leases principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries:

Segment	Manufacturing Plants		Distribution Centers		Warehouses		Other(a)

	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Spirits
U.S.	5				9	1
Europe	12		1		11	1
Mexico	1	1			2	6
Asia	1			10		6
Canada	1				1
Australia/New Zealand
Home and Hardware
U.S.	37	7	2	14	1	8
Canada	1	2		2		3
Mexico	3	1	1	1
Asia	1	1		2		1
Europe	1	2		1
Central America				1
Golf
U.S.	4	1	1	2			2	4
Asia	2	1	1	6
Europe			1	2				1
Australia/New Zealand				2
Canada				1
Corporate
U.S.								1
Total U.S.	46	8	3	16	10	9	2	5
Total Non-U.S.	23	8	4	28	14	17	0	1
TOTAL	69	16	7	44	24	26	2	6

(a)	Other includes research and development facilities, golf club fitting centers and the Fortune Brands Corporate office.

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

On July 30, 2004, B&W and R.J. Reynolds Tobacco Holdings, Inc. announced that they had completed the combination of their respective U.S. tobacco businesses, previously conducted by B&W (and ATCO) and R.J. Reynolds Tobacco Co., by forming a new combined company known as R.J. Reynolds Tobacco Company. As a result of the combination and in accordance with the Indemnification Agreement, the new R.J. Reynolds Tobacco Company assumed the indemnification obligations under the Indemnification Agreement relating to the U.S. business previously conducted by B&W (and ATCO). B&W has not been released from any of its obligations under the Indemnification Agreement. We refer to B&W and the new R.J. Reynolds Tobacco Company as the “Indemnitor” under the Indemnification Agreement.

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

Individual Cases

As of February 9, 2008, there were approximately ten smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared to 13 cases as reported in our Annual Report on Form 10-K for the year ended December 31, 2006. See “Pending Cases” below.

Class Actions

As of February 9, 2008, there were no purported smoking and health class actions pending in which the Company has been named as one of the defendants, compared to two cases as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Health Care Cost Recovery Actions

As of February 9, 2008, there were no health care recovery actions pending in which the Company has been named as one of the defendants, compared to one case reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, but instead addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On October 1, 2007, the United States Supreme Court denied defendants’ motion seeking review by that court. The Company is not a party to the Engle litigation.

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

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiff’s appeal and ordered the lower court to dismiss plaintiff’s pending motion to vacate. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment with the lower court, which was granted. On January 17, 2007, the plaintiffs subsequently filed a motion in the lower court seeking to vacate or withhold judgment. On August 30, 2007, the lower court dismissed plaintiff’s pending motion, effectively concluding the case. Class actions involving similar allegations (Howard, et al. v. Brown &

Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed pending resolution of the Price litigation. The Company is not a party to the Price, Howard or Turner litigation.

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

Terminated Cases

Six cases were terminated in 2007. For a list of terminated cases, see Exhibit 99 to this Annual Report on Form 10-K.

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

Spirits Litigation

The Company, its Spirits business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and declaratory and/or injunctive relief regarding alleged marketing of beverage alcohol to people under the legal purchase age for alcohol. All of these actions were dismissed. The Michigan and Ohio cases were remanded to the trial court to be dismissed and vacated for lack of standing, and each of these were subsequently dismissed by their respective trial courts. The dismissal of the Wisconsin case was affirmed by the Wisconsin appellate court. The West Virginia case was voluntarily dismissed. Plaintiffs in the Ohio and Michigan cases filed a motion seeking review by the United States Supreme Court, but plaintiffs later filed a stipulation dismissing the cases with prejudice.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Supplementary Item. Executive Officers of the Company.

The name, present positions and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age
Bruce A. Carbonari	President and Chief Executive Officer of Fortune Brands, Inc. since January 2008 and President and Chief Operating Officer from January 2007 to December 2007; Chairman and Chief Executive Officer of Fortune Brands Home & Hardware LLC August 2005 to December 2006 and President and Chief Executive Officer from January 2001 to August 2005.	52
Mark Hausberg	Senior Vice President — Finance and Treasurer since January 2000.	58
Christopher J. Klein	Senior Vice President — Strategy and Corporate Development since April 2003; Executive Vice President — Payment Strategies and Acquisitions for Bank One Corporation from May 2001 to April 2003.	44
Craig P. Omtvedt	Senior Vice President and Chief Financial Officer since January 2000.	58
Mark A. Roche	Senior Vice President, General Counsel and Secretary since January 2000.	53
Norman H. Wesley	Chairman of the Board since December 1999; Chief Executive Officer from December 1999 to December 2007.	58
Edward A. Wiertel	Vice President and Corporate Controller since April 2007; Partner —KPMG LLP from 2002 to 2007.	38

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Common Stock Cash Dividend Payments

	2007	2006

Payment date	Per share	Per share
March	$0.39	$0.36
June	0.39	0.36
September	0.42	0.39
December	0.42	0.39
Total	$1.62	$1.50

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Item 1 — Business — Forward-Looking Statements.”

Quarterly Composite Common Stock Prices

	2007		2006

	High	Low	High	Low
First Quarter	$86.90	$76.58	$82.87	$74.96
Second Quarter	$83.87	$78.03	$82.27	$68.45
Third Quarter	$90.80	$77.95	$76.15	$69.05
Fourth Quarter	$84.73	$72.13	$85.96	$73.24

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 8, 2008, there were 20,351 record holders of the Company’s common stock, par value $3.125 per share.

Stock Performance

Peer Group Index

The Peer Group is composed of the following publicly traded companies in industries corresponding to the Company’s current three core businesses:

Spirits:    Brown-Forman Corporation, Constellation Brands, Inc., Diageo PLC, Pernod Ricard S.A. and Rémy Cointreau S.A.;

Home and Hardware:    The Black & Decker Corporation, Masco Corporation, Newell Rubbermaid Inc. and The Stanley Works; and

Golf:    Adidas Salomon AG, Callaway Golf Company, Mizuno Corporation and NIKE, Inc.

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

(2)	each Peer Group member’s total return is then weighted within its industry segment based on its market capitalization at the beginning of the year, relative to the market capitalization of the entire segment, and the sum of such weighted returns results in a weighted average total return for that segment; and

(3)	each segment’s weighted average total return is then weighted based on the percentage of sales, excluding excise taxes, of that segment of the Company for the year, as compared with total Company sales, excluding excise taxes, and the sum of such weighted returns results in a weighted average total return for the entire Peer Group.

The Peer Group Index reflects the weighted average total return for the entire applicable Peer Group calculated for the five-year period, starting with a base of $100. American Standard Companies, Inc. was removed from the Home & Hardware segment due to the sale of their kitchen & bath business to a private company. Quiksilver, Inc. was removed from the Golf segment due to the sale of their Cleveland Golf Company business.

Item 6.  Selected Financial Data.

Five-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries	For the year ended December 31,

(In millions, except per share amounts)	2007	2006	2005	2004	2003
Operating Data(a)
Net sales	$8,563.1	$8,521.0	$6,891.0	$6,102.2	$5,087.7
Gross profit	3,487.6	3,538.6	2,839.7	2,485.4	2,114.2
Depreciation and amortization	265.0	240.5	219.5	189.0	155.7
Operating income	1,376.3	1,447.9	1,151.3	1,020.1	872.2
Interest expense	293.6	308.8	153.6	74.6	62.2
Income taxes	346.3	299.3	321.8	262.1	275.9
Income from continuing operations	749.5	812.1	577.5	713.2	557.1
Income from discontinued operations	13.1	18.0	43.6	70.6	22.1
Net income	762.6	830.1	621.1	783.8	579.2
Basic earnings per common share
Continuing operations	$4.89	$5.44	$3.96	$4.91	$3.82
Net income	$4.98	$5.56	$4.26	$5.40	$3.97
Diluted earnings per common share
Continuing operations	$4.79	$5.31	$3.84	$4.76	$3.70
Net income	$4.87	$5.42	$4.13	$5.23	$3.86

Common Share Data(b)
Dividends paid	$248.6	$224.0	$201.6	$182.9	$166.2
Dividends paid per share	$1.62	$1.50	$1.38	$1.26	$1.14
Average number of basic shares outstanding	153.1	149.1	145.6	145.1	145.6
Book value per share	$36.90	$31.08	$24.88	$21.65	$18.00

Balance Sheet Data(a)
Inventories	$2,047.6	$1,937.8	$1,404.8	$874.5	$754.0
Current assets	3,780.9	3,930.1	3,192.7	2,641.9	2,281.6
Working capital	1,687.0	1,414.7	374.8	605.9	148.1
Property, plant and equipment, net	1,698.2	1,708.2	1,405.2	1,170.5	1,139.1
Intangibles, net	8,063.2	8,038.7	6,487.5	3,174.2	3,146.5
Total assets	13,956.9	14,668.3	13,201.5	7,883.6	7,444.9
Short-term debt	431.0	789.3	934.1	670.2	728.1
Long-term debt	3,942.7	5,034.9	4,889.9	1,239.5	1,242.6
Minority interest in consolidated subsidiaries	558.5	559.7	374.8	358.0	356.5
Stockholders’ equity	5,685.5	4,728.0	3,645.6	3,130.7	2,640.6

(a)

Data have been restated to present the U.S. Wine business and Office products business as discontinued operations. Refer to Note 3, “Discontinued Operations,” to the Consolidated Financial Statements, Item 8 of this Form 10-K for additional information.

(b)	On December 31, 2007, there were 20,503 common stockholders of record.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales

	Year Ended December 31,
(In millions)	2007	% Change vs. Prior Year	2006	% Change vs. Prior Year	2005
Spirits	$2,606.8	3.7%	$2,513.4	70.8%	$1,471.8
Home and Hardware	4,550.9	(3.1)	4,694.2	13.0	4,153.4
Golf	1,405.4	7.0	1,313.4	3.8	1,265.8
NET SALES	$8,563.1	0.5%	$8,521.0	23.7%	$6,891.0

	Operating Income and Net Income

	Year Ended December 31,
(In millions)	2007	% Change vs. Prior Year	2006	% Change vs. Prior Year	2005
OPERATING INCOME:
Spirits	$766.7	16.1%	$660.6	70.1%	$388.4
Home and Hardware	503.0	(27.7)	695.4	6.2	655.1
Golf	165.5	(0.3)	166.0	(3.2)	171.5
Less: Corporate expenses	58.9	(20.5)	74.1	16.3	63.7
OPERATING INCOME	$1,376.3	(4.9)%	$1,447.9	25.8%	$1,151.3

LESS:
Interest expense	293.6	(4.9)	308.8	101.0	153.6
Other (income) expense, net	(37.5)	(6.7)	(40.2)	(151.3)	78.4
Income taxes	346.3	15.7	299.3	(7.0)	321.8
Minority interests	24.4	(64.1)	67.9	239.5	20.0
INCOME FROM CONTINUING OPERATIONS	$749.5	(7.7)%	$812.1	40.6%	$577.5
INCOME FROM DISCONTINUED OPERATIONS	13.1	(27.2)	18.0	(58.7)	43.6
NET INCOME	$762.6	(8.1)%	$830.1	33.6%	$621.1

Consolidated

Summary

Fortune Brands, Inc. is a holding company with subsidiaries that make and sell leading consumer branded products worldwide in the following markets: spirits, home & hardware, and golf products. First, we enhance shareholder value by profitably building leading consumer brands to drive sales and earnings growth, as well as to enhance long-term returns. We drive growth by positioning our brands and businesses to outperform their respective markets. We do this by developing innovative new products and effective marketing campaigns, expanding customer relationships, extending brands into adjacent categories and developing international growth opportunities. Second, we pursue business improvements by operating lean and flexible supply chains and business processes. Third, we promote organizational excellence by developing winning cultures and associates. Fourth, we seek to enhance returns by leveraging our breadth and balance and financial strength to drive shareholder value. While our first priority is internal growth, we also strive to achieve growth and high returns through acquisitions, dispositions and joint ventures. Finally, over time, we enhance shareholder value through other initiatives, such as using our financial resources to repurchase shares and pay attractive dividends.

In 2007, net income decreased 8% and diluted earnings per share decreased 10% to $762.6 million and $4.87, respectively, compared to 2006. Income from continuing operations decreased 8% and diluted earnings per share from continuing operations decreased 10%. The decrease in profits was due primarily to the impact of the downturn in the U.S. housing products market, higher restructuring and restructuring-related charges (incremental $0.30 per diluted share) and the absence in 2007 of tax credits recorded in 2006 ($86.5 million or $0.57 per diluted share). These decreases were partially offset by the benefit of new product sales, price increases (implemented to offset higher commodity costs in the Home & Hardware and the Spirits businesses), productivity improvements, global sourcing initiatives, cost reduction efforts, lower Corporate expenses and the absence in 2007 of a 2006 minority interest charge related to an increase in the fair value of the Spirits business.

The following summarizes the performance of each of our business segments in 2007:

>	Our Spirits business achieved 4% growth in sales and 16% growth in operating income compared to 2006. Net sales increased primarily on worldwide volume growth in premium and super-premium spirits, higher pricing and favorable foreign exchange. A significant portion of the increase in operating income was due to the gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets (The Dalmore), as well as higher sales and cost containment. Excluding the gain on the sale of The Dalmore, operating income increased 9%.

>	Sales of our Home and Hardware business declined 3%, primarily as a result of the downturn in the U.S. home products market, partly offset by the addition of Simonton, successful line extensions and new product introductions, and expanded customer relationships in cabinetry and residential entry doors. Even with the challenging market conditions, our home products brands continued to gain share in cabinetry, faucets, entry doors and security products. Operating income was down 28% as a result of lower underlying sales and related unfavorable coverage of manufacturing and overhead costs, as well as higher restructuring and restructuring-related costs related to supply-chain initiatives. These decreases were partly offset by higher pricing, productivity improvements and aggressive cost management.

>	Our Golf brands achieved a 7% increase in sales compared to 2006 on the strength of sales growth in all product categories, successful new products in golf clubs and golf shoes, strong growth in international markets, continued share gains in key product categories, a favorable shift in golf ball demand to premium models and favorable foreign exchange. Operating income was essentially the same as the prior year on higher sales, offset by increased brand support expenses, higher oil-based commodity costs, and patent litigation and related costs.

In December 2007, we sold our remaining U.S. wine assets to Constellation Brands, Inc. for $884.5 million, subject to purchase price adjustments for cash and working capital levels, after selling two wine brands and related assets to E. & J. Gallo Winery in August 2007. The sale to Constellation Brands, Inc. resulted in a net after-tax gain on the sale of $5.2 million. In addition, in December 2007, we sold the U.S. distribution rights and related assets for The Dalmore for $58.0 million, resulting in a gain on the sale of $28.5 million, net of tax.

In January 2006, we substantially completed the final legal transfer of the spirits and wine assets we acquired in July 2005. As a result of this acquisition, in January 2006 we refinanced a portion of the short-term debt utilized for the acquisition and issued both dollar- and euro-denominated long-term debt in the amount of $2 billion and €800 million (approximately $1 billion). Refer to Note 4, “Acquisitions and Disposals” and Note 8, “Long-Term Debt,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

In June 2006, we acquired SBR, Inc. (now Simonton Holdings, Inc.), a privately held company, which owns a leading vinyl-framed window brand in North America. Refer to Note 4, “Acquisitions and Disposals,” to the Consolidated Financial Statements.

In 2008, we believe the Company will benefit from the following trends in our businesses:

>	continued growth of premium spirits worldwide,

>	sustained development of innovative and new products across all of our segments,

>	international growth opportunities in all of our segments,

>	expanding customer relationships, particularly in Home and Hardware, and

>	aging population trends in the U.S. that favorably impact conditions in the home products and golf industries.

The Company has also identified the following risks and challenges that may impact our businesses:

>	adverse impact of the downturn in the overall U.S. home products market, which most economists project will decline at a low double-digit rate in 2008,

>	potential continuing increases in commodities costs, particularly copper, zinc and petroleum, and

>	impact of external conditions (weather, destination travel and corporate spending) on overall demand for golf products.

RESULTS OF OPERATIONS

2007 Compared to 2006

Fortune Brands net sales were slightly higher in 2007. Operating income was 5% lower and net income decreased 8%, primarily due to the impact of the downturn in the U.S. home products markets, higher restructuring and restructuring-related charges, and the absence of 2006 tax credits.

Net Sales

Net sales were up $42.1 million, or 0.5%, benefiting from:

>	newly introduced products and line extensions across all businesses (approximately $510 million in total, net of discontinued products),

>	the impact of the Simonton acquisition ($182 million),

>	strong international growth,

>	favorable foreign exchange ($135 million), and

>	targeted price increases (implemented to offset higher commodity costs in the Home and Hardware business, and for certain premium spirits brands).

Net sales were negatively impacted by the downturn in the U.S. home products market.

Cost of products sold

Cost of products sold increased $87.8 million, or 2%, primarily on the acquisition of Simonton ($127 million) and increased commodity costs, partly offset by the benefits of productivity improvements, global sourcing initiatives and facility consolidation/downsizing in the Home and Hardware business.

Excise taxes on spirits

Excise taxes on spirits were essentially the same as the prior year as a percentage of sales. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $9.2 million, or 0.5%, primarily as a result of higher brand investment in the Spirits business to support our global premium brands and in the Golf business to support new product introductions, as well as due to the impact of the Simonton acquisition. Increases were partly offset by the benefit of cost reduction initiatives, particularly in the Home and Hardware business, and lower Corporate expenses (reflecting a projected reduction in incentive compensation program payouts).

Amortization of intangibles

Amortization of intangibles increased $4.7 million to $47.6 million, primarily due to amortization of intangible assets associated with the June 2006 Simonton acquisition.

Restructuring charges

For the twelve months ended December 31, 2007, we recorded pre-tax restructuring charges of $73.5 million. These charges were predominantly related to supply chain initiatives in the Home and Hardware business (including tangible and intangible asset impairment charges resulting from the consolidation of facilities in cabinetry, window and tool storage, closure of a cabinetry component operation, and the planned exits from the entry door market in the United Kingdom and decorative column product lines in the U.S.). In the Home and Hardware business, we closed or downsized several facilities to optimize supply chains and better align our cost structures and capacity to navigate the current downturn in the U.S. housing product market and to support long-term growth. The 2007 charges consisted primarily of $16.3 million for workforce reduction costs, $49.6 million for asset write-downs, and $7.6 million for contract termination and other related costs. For additional information on the Home and Hardware restructuring, refer to Results of Operations by Segment — Home and Hardware — 2007 compared to 2006. In the twelve months ended December 31, 2006, we recorded pre-tax restructuring charges of $21.2 million, primarily related to supply-chain initiatives in the Home and Hardware business.

Gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights

In 2007, we recorded pretax gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets of $45.6 million.

Operating income

Operating income decreased $71.6 million, or 5%, to $1,376.3 million, primarily due to lower sales in the Home and Hardware business and resulting unfavorable coverage of manufacturing and overhead costs, greater brand investment and higher restructuring and restructuring-related charges. Operating income benefited from new product sales, price increases (implemented to offset higher commodity costs in the Home and Hardware business and in the Spirits business), a mix shift to premium products (in the Golf and Spirits businesses), a gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets ($45.6 million), productivity improvements, global sourcing initiatives, cost reduction efforts, lower Corporate expenses and favorable foreign exchange.

Interest expense

Interest expense decreased $15.2 million, or 5%, to $293.6 million due to lower average debt, partly offset by an increase in commercial paper rates.

Other income, net

Other income, net decreased $2.7 million to $37.5 million. Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our

Spirits business’s U.S. sales and distribution joint venture), interest income and foreign currency transaction gains or losses.

Income taxes

The effective income tax rates for the twelve months ended December 31, 2007 and 2006 were 30.9% and 25.4%, respectively. The increase in the effective rate primarily resulted from the absence of 2006 tax credits of $85.9 million primarily associated with the favorable resolution of routine federal and state tax audits and changes in foreign tax laws that lowered income tax rates as they apply to foreign deferred income taxes. In addition, the 2007 effective tax rate was impacted by higher foreign income generally taxed at lower statutory rates and changes in foreign tax laws that lowered income tax rates as they apply to foreign deferred taxes.

Minority interests

Minority interest expense decreased $43.5 million to $24.4 million, primarily due to an adjustment of minority interest expense of $47.8 million recorded in the third quarter of 2006 representing an increase in the estimated fair value of V&S Group’s aggregate 10% ownership in the convertible redeemable preferred stock of the Spirits business. The estimated fair value of V&S Group’s minority interest in BGSW did not change in 2007. Refer to Note 5, “Minority Interest Held by V&S Group,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Net income

Net income was $762.6 million, or $4.98 per basic share and $4.87 per diluted share, for the twelve months ended December 31, 2007. This compared to net income of $830.1 million, or $5.56 per basic share and $5.42 per diluted share, for the twelve months ended December 31, 2006. Income from continuing operations (excluding the U.S. Wine business) was $749.5 million, or $4.89 per basic share and $4.79 per diluted share, compared to income from continuing operations in 2006 of $812.1 million, or $5.44 per basic share and $5.31 per diluted share. The 8% ($62.6 million) decrease in income from continuing operations was primarily due to lower operating income and the absence in 2007 of tax credits recorded in 2006 ($86.5 million), partially offset by lower minority interest expense related to the Spirits business ($47.8 million). Income from discontinued operations declined $4.9 million, or 27%, primarily due to lower U.S. wine sales and higher operating expenses.

2006 Compared to 2005

Fortune Brands achieved a 24% increase in net sales and a 26% increase in operating income. Income from continuing operations was up 41% and net income was up 34%. Net income benefited from:

>	the full-year benefit of the 2005 Spirits Acquisition (acquired July 2005),

>	underlying growth in the Home and Hardware, Spirits, and Golf businesses,

>	successful new products and line extensions, expanding customer relationships and extending brands into new markets,

>	brand investments and share-gain initiatives,

>	price increases, including those implemented to help offset energy and raw material cost increases,

>	the absence of currency hedge accounting expense incurred related to the 2005 Spirits Acquisition purchase price, and

>	higher tax credits in 2006.

These benefits were partially offset by the impact of recording stock option compensation cost due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), higher restructuring and restructuring-related costs in 2006 compared to 2005, and the absence of income due to the spin-off of the Office products business.

Net Sales

Net sales increased $1.6 billion, or 24%, to $8.5 billion. Sales benefited from:

>	newly introduced products and line extensions across all businesses,

>	the net impact of the Simonton acquisition and 2005 Spirits Acquisition ($1.1 billion in aggregate),

>	select price increases, across all of our businesses, but particularly in Home and Hardware, including those to help offset energy and raw material cost increases,

>	expanding customer relationships, particularly for the cabinetry and entry door brands,

>	extending brands into new markets, and

>	favorable foreign exchange ($42 million).

The increase in net sales was tempered by the impact of the downturn in the U.S. housing market, particularly in the second half of 2006.

Cost of products sold

Cost of products sold increased $745.8 million, or 20%, primarily as a result of the Spirits and Simonton acquisitions, higher net sales, productivity improvements, and increased year-over-year costs for energy and raw materials (approximately $45 million), partially offset by price increases and productivity improvements.

Excise taxes on spirits

U.S. excise taxes on spirits increased as a percentage of sales by approximately 120 basis points due to a higher percentage of Spirits sales in Fortune Brands’ total revenues as a result of the 2005 Spirits Acquisition. In the U.S., excise taxes are levied based on the proof content of spirits products. Consistent with industry practice, U.S. excise taxes collected from customers are reflected in sales and the corresponding payments to governments in cost of sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $371.1 million, or 22%, primarily as a result of the 2005 Spirits Acquisition. In addition, increases were due to higher sales, increased advertising for new product introductions, and higher brand investment expenses in all business segments, as well as stock option compensation cost.

Amortization of intangibles

Amortization of intangibles increased $10.0 million to $42.9 million primarily due to amortization of finite-lived intangible assets associated with the 2005 Spirits Acquisition ($4.9 million), as well as amortization associated with the Simonton acquisition ($4.6 million).

Restructuring charges

For the twelve months ended December 31, 2006, we recorded pre-tax restructuring charges of $21.2 million. These charges principally related to consolidation of manufacturing facilities and workforce reductions in the Home & Hardware and Spirits businesses. For the twelve months ended

December 31, 2005, we did not record any restructuring charges. Restructuring projects provide a return in excess of our cost of capital with an expected payback of less than three years.

Operating Income

Operating income in 2006 increased $296.6 million, or 26%, compared to 2005. The increase was primarily due to the benefit of the 2005 Spirits Acquisition, as well as underlying growth in all businesses, partly offset by higher restructuring and restructuring-related costs (incremental $15.7 million) and stock option compensation cost as a result of the adoption of FAS 123R ($25.1 million).

Interest expense

Interest expense increased $155.2 million, or 101%, to $308.8 million, primarily as a result of debt associated with the Spirits and Simonton acquisitions, as well as higher interest rates.

Other (income) expense, net

Other (income) expense, net increased $118.6 million to $40.2 million of income. The increase was primarily due to the absence of 2005’s unfavorable impact of currency hedge accounting expense related to the 2005 Spirits Acquisition purchase price ($120.9 million).

Income taxes

Income taxes decreased $22.5 million, or 7%, to $299.3 million. The effective income tax rate for the twelve months ended December 31, 2006 and December 31, 2005 was 25.4% and 35.0%, respectively. The lower effective rate primarily related to higher tax credits in 2006 associated with reductions of foreign income tax rates applied to foreign deferred income taxes, as well as favorable resolution of routine federal and state tax audits.

Minority interests

Minority interest expense increased $47.9 million to $67.9 million, primarily due to an adjustment of minority interest expense of $47.8 million representing an increase in the estimated fair value of V&S Group’s aggregate 10% ownership in the convertible redeemable preferred stock of the Spirits business. Refer to Note 5, “Minority Interest Held by V&S Group,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Net income

Net income was $830.1 million, or $5.56 per basic share and $5.42 per diluted share, for the year ended December 31, 2006, compared to net income of $621.1 million, or $4.26 per basic share and $4.13 per diluted share for the year ended December 31, 2005. Income from continuing operations was $812.1 million, or $5.44 per basic share and $5.31 per diluted share for the year ended December 31, 2006. These results compared to income from continuing operations of $577.5 million, or $3.96 per basic share and $3.84 per diluted share, for the year ended December 31, 2005. The increase in income from continuing operations of $234.6 million, or 41%, was primarily due to higher operating income as well as substantial tax credits recorded in 2006 ($86.5 million in 2006 compared to $7.7 million in 2005, or an increase of $0.52 per diluted share). These benefits were partly offset by higher restructuring and restructuring-related costs (incremental $15.7 million or $0.07 per diluted share), stock option compensation cost ($25.1 million or $0.16 per diluted share), and the absence of income due to the spin-off of the Office products business ($0.26 per diluted share for discontinued operations in 2005). Income from discontinued operations decreased to $18.0 million in 2006 from $43.6 million in 2005 primarily because 2005 included income from the Office business that was spun-off in 2005.

QUARTERLY FINANCIAL DATA	Fortune Brands, Inc. and Subsidiaries

Unaudited

(In millions, except per share amounts)

2007	1st	2nd	3rd	4th
Net sales	$1,909.1	$2,293.3	$2,145.3	$2,215.4
Gross profit	750.3	958.6	890.3	888.4
Operating income	256.3	415.8	368.0	336.2
Income from continuing operations	121.3	229.5	208.0	190.7
(Loss) income from discontinued operations	(1.1)	2.5	0.9	10.8
Net income	120.2	232.0	208.9	201.5
Earnings per common share
Basic
Income from continuing operations	$0.80	$1.50	$1.36	$1.24
Net income	$0.79	$1.52	$1.36	$1.31
Diluted
Income from continuing operations	$0.78	$1.47	$1.33	$1.22
Net income	$0.77	$1.48	$1.33	$1.28

2006	1st	2nd	3rd	4th
Net sales	$1,966.8	$2,198.6	$2,156.2	$2,199.4
Gross profit	792.2	946.2	883.7	916.5
Operating income	297.7	423.2	366.9	360.1
Income from continuing operations	172.1	245.0	147.2	247.8
Income from discontinued operations	1.3	2.8	4.1	9.8
Net income	173.4	247.8	151.3	257.6
Earnings per common share
Basic
Income from continuing operations	$1.17	$1.66	$0.97	$1.63
Net income	$1.18	$1.68	$1.00	$1.70
Diluted
Income from continuing operations	$1.14	$1.62	$0.95	$1.59
Net income	$1.15	$1.63	$0.98	$1.65

RESULTS OF OPERATIONS BY SEGMENT

Spirits

2007 Compared to 2006

Net sales increased $93.4 million, or 4%, to $2,606.8 million primarily due to a mix shift toward higher priced premium brands (particularly Sauza tequila, and Jim Beam and Maker’s Mark bourbons), favorable foreign exchange ($83 million), growth in international markets (especially Australia, global travel retail and emerging markets) and select price increases on premium spirits brands. These increases were partly offset by the negative impact of the wind-down of a transitional bottling agreement with Pernod Ricard S.A. (Pernod Ricard) to produce certain products at cost subsequent to the 2005 Spirits Acquisition, as well as the adverse first quarter 2007 impact from the 2006 transition of distribution in Spain to our Maxxium Worldwide B.V. joint venture (no net impact on operating income), which decreased net sales by $44.2 million in aggregate. For more information on the 2005 Spirits Acquisition, refer to Note 4, “Acquisitions and Disposals,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

Operating income increased $106.1 million, or 16%, to $766.7 million primarily due to the increase in net sales, the gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets ($45.6 million), favorable foreign exchange, faster growth of higher margin premium and super-premium brands, and cost synergies resulting from the 2005 Spirits Acquisition, partly offset by higher raw material costs.

Global case volumes increased low-single digits in 2007 compared to last year, primarily due to higher consumer demand for the Company’s premium brands. The Company measures global case volumes based primarily on case shipments by the Company’s distributors to retailers.

The Spirits business is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that distributes and sells spirits in select markets outside the United States, representing approximately one-third of our international Spirits sales. The Company retains a 25% ownership interest in Maxxium and accounts for its investment using the equity method. The Company’s other 25% partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd. and V&S Group (V&S). In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In connection with Rémy’s termination, it is expected that Rémy will pay a substantial termination penalty to Maxxium. Based on the expected impact of Rémy’s termination of the distribution agreement on Maxxium’s financial position and results of operations, the Company currently estimates that its investment in Maxxium of $96.3 million is recoverable. For additional information, refer to Note 6, “Related Party Transactions,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

The government of Sweden has commenced a process that is expected to result in the privatization of V&S. V&S is one of our joint venture partners in Maxxium Worldwide B.V. (international sales and distribution) and, through its U.S. subsidiary, is our joint venture partner in Future Brands LLC (U.S. sales and distribution). In addition, V&S owns a 10% interest in the convertible preferred stock of Beam Global Spirits and Wine, Inc., our Spirits business. At this time, we cannot predict what impact a change in the ownership of V&S would have on V&S’s participation in our sales and distribution joint ventures. We remain interested in acquiring V&S.

Factors that could adversely affect results include potential changes to distribution, competitive pricing activities, changes in U.S. wholesale distributor inventory levels, and the possibility of excise and other tax increases, including internationally.

2006 Compared to 2005

Net sales increased $1,041.6 million, or 71%, to $2,513.4 million principally due to incremental net sales from the 2005 Spirits Acquisition ($763 million), as well as year-over-year sales growth in the combined business and favorable foreign exchange ($22 million). Growth for brands including Jim Beam bourbon, Sauza tequila and Maker’s Mark bourbon, as well as super-premium brands and several regional/national brands, contributed to the increase. Reported net sales in 2005 were impacted by accounting for the acquisition in accordance with Financial Accounting Standards Board Interpretation No. 46(R) (FIN 46R), “Consolidation of Variable Interest Entities.” Prior to the legal transfer of acquired brands and assets (refer to Note 4, “Acquisitions and Disposals” to the Consolidated Financial Statements, Item 8 to this Form 10-K), we consolidated variable interest entities where we were deemed to be the primary beneficiary. Certain entities consolidated at December 31, 2006 were not consolidated as of December 31, 2005, and certain assets or liabilities consolidated as of December 31, 2005 are no longer owned by entities consolidated as of December 31, 2006.

Operating income increased $272.2 million, or 70%, to $660.6 million on the benefit of higher sales, synergy benefits from the 2005 Spirits Acquisition and lower transition costs, partly offset by the inclusion of stock option compensation cost beginning in 2006. Operating income margin was unfavorably impacted by approximately $90 million recorded as revenues that generated no operating income, primarily related to short-term cost-only transitional bottling agreements with Pernod Ricard. In addition, operating income was affected by accounting under FIN 46R.

Home and Hardware

2007 Compared to 2006

Net sales decreased $143.3 million, or 3%, to $4,550.9 million. The decrease was primarily attributable to the adverse impact of an estimated low double-digit decline in the U.S. home products market. Sales benefited from the acquisition of Simonton ($182 million), new products and line extensions (approximately $428 million in total, particularly in faucets and related products, cabinetry and entry doors), share gains (including cabinetry, faucets, entry doors and security products), expansion with key customers, the impact of select commodity cost-related price increases, and favorable foreign exchange.

Operating income decreased $192.4 million, or 28%, to $503.0 million. Operating income was negatively impacted by lower underlying sales and the resulting unfavorable coverage of manufacturing and overhead costs, as well as higher restructuring and restructuring-related costs related to supply chain initiatives (incremental $70 million). Price increases offset the effect of higher commodity costs (approximately $80 million, including the absence of commodity hedge gains in 2007). Operating income benefited from productivity improvements, global sourcing initiatives, reduction in overhead and administrative costs, and facility closures/downsizing.

In 2007, the Home and Hardware business recorded pre-tax restructuring charges of $70.2 million and restructuring-related charges of $26.1 million ($14.7 million recorded in cost of sales and $11.4 million recorded in advertising, selling, general and administrative costs). These charges were related to supply chain initiatives including the consolidation of facilities in cabinetry, window and tool storage production, closure of a cabinetry component operation, and planned exit from the entry door market in the United Kingdom and decorative column product lines in the U.S. We closed or downsized facilities to optimize supply chains and better align our cost structures and capacity to navigate the current downturn in the U.S. housing products market and to support long-term growth. The 2007 Home and Hardware restructuring charges of $70.2 million consisted primarily of $13.5 million for workforce reduction costs, $49.5 million for tangible and intangible asset write-downs, $7.2 million for contract termination and other related costs. We expect to incur additional charges of approximately $10-15 million in 2008 related to the completion of Home and Hardware restructuring programs initiated in the fourth quarter of 2007. Restructuring-related charges in 2007 of $26.1 million were comprised of cost of sales charges for inventory write-downs, as well as advertising, selling, general and administrative charges for accounts receivable reserves for doubtful accounts, warranty reserves and retention costs related to the exit from the entry door market in the U.K. and the decorative column products line in the U.S. During 2008, we expect to record as incurred cash outlays of approximately $25-30 million related to the completion of these programs. During 2008 and 2009, we expect cash proceeds from the sale of assets related to the restructuring programs will be approximately $20 million. We anticipate these programs, which commenced in the second half of 2006, will generate annual cost savings of $20 to $30 million beginning in 2008, in addition to savings achieved in 2007 of approximately $10 million. In 2006, the Home and Hardware business recorded pre-tax restructuring and restructuring-related charges of $16.9 million and $9.4 million, respectively, also primarily related to supply-chain initiatives.

In June 2006, the Home and Hardware business acquired SBR, Inc., including Simonton Windows, a leading brand of vinyl-framed windows.

The downturn in the overall U.S. home products market, which is projected by most economists to decline low-double-digits again in 2008, will continue to negatively impact the results of operations for our Home and Hardware business. We will strive to mitigate the impact of the downturn on our net sales through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the more stable replace-and-remodel segment of the U.S. home products market. Through previously announced restructuring activities and ongoing cost control initiatives, we will work to align supply-chain and administrative costs with expected demand in order to mitigate the impact of the downturn on our operating income and operating margins. We anticipate that 2008 will benefit from lower restructuring and restructuring-related charges.

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

Golf

2007 Compared to 2006

Net sales increased $92.0 million, or 7%, to $1,405.4 million. The net sales increase was largely due to new product introductions, strong international growth, continued share gains in key product categories, and a favorable shift in golf ball demand to premium models. Net sales also benefited from higher sales in all product categories (golf balls, golf clubs, shoes, gloves and accessories), as well as favorable foreign exchange ($28 million).

Operating income decreased $0.5 million to $165.5 million primarily on expenses related to international market expansion and investments in research and development, as well as higher patent litigation and related costs. These decreases were nearly offset by higher sales, as well as growth of premium golf balls and clubs.

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

Operating income decreased $5.5 million, or 3%, to $166.0 million primarily due to higher commodity and energy costs and the inclusion of stock option compensation cost beginning this year.

Corporate

2007 Compared to 2006

Corporate expenses, which include salaries, benefits and expenses related to corporate office employees, as well as public company expenses, decreased $15.2 million, or 21%, to $58.9 million. These expenses decreased primarily due to lower incentive compensation expense mainly resulting from lower expected payouts for long-term incentive compensation programs.

2006 Compared to 2005

Corporate expenses increased $10.4 million, or 16%, to $74.1 million primarily due to the required expensing of stock option compensation cost beginning in 2006 upon adoption of FAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. Our focus for the use of our free cash flow and proceeds from divestitures, after internal growth, had been the paydown of debt incurred as a result of the 2005 Spirits Acquisition, resulting in a reduction in total debt in 2007 of $1.5 billion. The sale of the U.S. Wine business significantly improved our financial flexibility. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic options, including a share repurchase program, nor what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. For a description of the 2005 Spirits Acquisition and the debt incurred in connection with the acquisition, refer to Note 4, “Acquisitions and Disposals,” to the Consolidated Financial Statements, in Item 8 of this Form 10-K.

Cash Flows

Net cash provided by operating activities was $965.3 million for the year ended December 31, 2007 compared with $982.7 million for the year ended December 31, 2006. The decrease in cash provided of $17.4 million was principally due to the timing of interest payments on debt issued in 2006 ($70 million), higher first quarter 2007 payments for 2006 customer programs (primarily volume-related) and employee performance incentives accrued in 2006, increased pension contributions ($31 million) and lower net income. The decrease in cash provided by operating activities was favorably impacted by the absence of a build-up in acquisition-related spirits inventory in 2006.

Net cash provided by investing activities for the year ended December 31, 2007 was $744.2 million, compared with net cash used by investing activities of $762.3 million for the year ended December 31, 2006. The increase in cash of $1,506.5 million was primarily due to net proceeds of $948.3 million from the sale of the U.S. Wine business, as well as the absence of 2006 acquisition spending for the 2005 Spirits Acquisition ($309.5 million) and the 2006 acquisition of Simonton ($271.4 million).

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Capital spending in 2007 was $267.1 million, $1.1 million higher than 2006. We currently estimate 2008 net capital expenditures will be in the range of $175 to $225 million. We expect to generate these funds internally.

Net cash used by financing activities for the year ended December 31, 2007 was $1,713.0 million, compared with $145.5 million in the year ended December 31, 2006. The increase of $1,567.5 million was primarily due to the paydown of debt this year from cash flow from operating activities and the sale of the U.S. Wine business. These cash outflows were partly offset by the absence in 2007 of proceeds received in 2006 from V&S Group to maintain its 10% interest in the Spirits Business ($153.0 million).

Capitalization

Total debt decreased $1,450.5 million during the year ended December 31, 2007 to $4.4 billion primarily due to proceeds received from the sale of the U.S. Wine business ($948.3 million) and The Dalmore Scotch Whisky U.S. distribution rights and related assets ($58 million), as well as due to cash from operating activities. The ratio of total debt to total capital decreased to 41.2% at December 31, 2007 from 52.4% at December 31, 2006 primarily due to paydown of debt, 2007 net income and increased foreign translation adjustments in stockholders’ equity.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement, under which there were no amounts outstanding. On October 4, 2007 we renewed our 364-day, $500 million revolving credit facility to mature in 2008. The agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. The facility supports the Company’s commercial paper borrowings in the commercial paper market.

In May 2006, we filed with the Securities and Exchange Commission a new universal shelf registration statement, covering the offer and sale of an undetermined amount of various securities.

Minority Interest Held by V&S Group

The minority interest in our Spirits business (BGSW) is in the form of shares of redeemable and convertible preferred stock held by V&S Group (“The BGSW Minority Interest”). V&S may require the Company to purchase the BGSW Minority Interest at fair value in whole or in part upon one year’s notice, or at any time upon a change in control of BGSW, Jim Beam Brands Co., or certain other events. The Company has the right to acquire the BGSW Minority Interest at fair value in whole or in part upon a change in control of the Absolut Spirits Company, Incorporated, sale of the Absolut brand, or the dissolution of Future Brands LLC (our U.S. sales and distribution joint venture). The BGSW Minority Interest cannot be transferred or sold to a third party by V&S without the Company’s consent. We account for the redemption feature in accordance with EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” and measure this minority interest at fair value with changes in fair value reflected in net income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period, we estimate fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The ultimate fair value upon redemption will be based upon numerous factors that will be subject to assessment by the BGSW board or by an independent appraiser if the board is unable to reach a consensus. The fair value of the minority interest recorded at December 31, 2007 was $542.9 million.

Dividends

In July 2007, we increased the dividend on common stock 8% to an annual rate of $1.68 per common share. A summary of 2007 dividend activity for the Company’s common stock is shown below:

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

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under Item 1. “Business — Forward-Looking Statements.”

Pension Plans

On a periodic basis, we evaluate the assumptions used in determining our pension liabilities and assets as well as pension expense based on historical returns on plan assets and current economic conditions at the time the assumptions are set.

Our December 2007 review of the economic assumptions, and our cash flow spot rate yield curve analysis, led to an increase in our weighted-average discount rate from 5.9% to 6.4% and the weighted-average expected rate of return increased from 8.2% to 8.3%. Management believes that these assumptions are appropriate. Our December 2006 review of the economic assumptions, and our cash flow spot rate yield curve analysis, led to an increase in our weighted-average discount rate from 5.7% to 5.9% and the weighted-average expected rate of return decreased from 8.3% to 8.2%.

Total pension plan cash contributions were $48.9 million and $18.1 million, respectively, in 2007 and 2006. The Company maintains pension plans at many of its operations. The pension plans in aggregate are funded in excess of the Current Liability, as defined in the Internal Revenue Code. In 2008, we expect to make cash contributions of approximately $30 to $50 million to fund existing pension liabilities for our defined-benefit plans. We believe that our internally generated funds will be adequate to make these pension plan cash contributions.

Foreign Exchange

We have investments in various foreign countries, principally Australia, Canada, Mexico, Spain, the U.K. and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars. In addition, in 2006 we issued euro-denominated long-term debt. See Note 8, “Long-Term Debt,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts under the agreements as adjustments to interest expense. There were no interest rate swaps outstanding during 2007.

We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt. In the second quarter of 2005, we entered into treasury rate locks with an aggregate notional value of $1.25 billion in order to hedge the risk to earnings associated with fluctuations in interest rates relating to the anticipated issuances of the dollar-denominated debt associated with the 2005 Spirits Acquisition. In the fourth quarter of 2005, we entered into additional treasury rate locks with an aggregate notional value of $500 million. We terminated these treasury rate locks on January 5, 2006 when we issued the dollar-denominated long-term debt. In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of € 800 million. We terminated these swap agreements on January 27, 2006 when we issued the new euro-denominated long-term debt. We classified these treasury rate locks and interest rate swaps as cash flow hedges since they hedged against fluctuations in interest rates relating to the anticipated issuance of debt associated with the 2005 Spirits Acquisition. For more information on the new dollar- and euro-denominated long-term debt issued in connection with the 2005 Spirits Acquisition, see Note 8, “Long-Term Debt” to the Consolidated Financial Statements, Item 8 of this Form 10-K. For more information regarding the treasury rate locks and interest rate swaps, including the accounting for, and the gains and losses with respect to, these locks and swaps, see Note 15, “Financial Instruments,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $4,142.7 million and $5,036.6 million total long-term debt (including current portion) at December 31, 2007 and 2006 was approximately $4,005.6 million and $4,918.9 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Guarantees and Commitments

Third-party guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits business’s international sales and distribution joint venture, totaled $91.2 million. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. On December 12, 2005, we renewed the guarantees of Maxxium’s credit facilities. The renewal extended the expiration date of the committed portion of the credit facilities to December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.4 million as of December 31, 2007 to reflect the fair value of the guarantees to Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group in 2001, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At December 31, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guaranteed various leases for ACCO World Corporation, the Office products segment divested on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $36.1 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of December 31, 2007, we recorded a liability of $1.0 million. Refer to Note 3, “Discontinued Operations,” to the Consolidated Financial Statements, Item 8 of this Form 10-K for additional information on the spin-off of the Office products segment.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2007.

(In millions)	Payments Due by Period as of December 31, 2007

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$231.0	$231.0	$—	$—	$—
Long-term debt	4,142.7	200.0	448.0	750.0	2,744.7
Operating leases	204.6	55.3	78.8	47.8	22.7
Interest payments on long-term debt	1,952.8	206.6	385.4	312.1	1,048.7
Purchase obligations(a)	785.8	301.6	167.8	117.1	199.3
Pension contributions(b)	3.7	3.7	—	—	—

(a)	Purchase obligations include contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

(b)	Minimum required pension contributions cannot be determined beyond 2008.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $411.4 million of unrecognized tax benefits as of December 31, 2007 have been excluded from the Contractual Obligations table above. See Note 14, “Income Taxes,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

In addition to the contractual obligations listed above, we also had other commercial commitments for which we are contingently liable as of December 31, 2007. These include the guarantee of certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $77.3 million, of which $6.1 million expires in less than one year with the remaining $71.2 million due in two to three years; a Shareholder Loan Facility executed by BGSW and Maxxium amounting to $21.9 million, of which no amounts were outstanding and which expires in three to four years; Standby Letters of Credit of $94.8 million, of which $60.7 million expires in less than one year with the remaining $34.1 million expiring in one to three years; and Surety Bonds of $23.9 million of which $23.8 million expires in less than one year with the remaining $0.1 million expiring in one to three years. These contingent commitments are not expected to have a significant impact on our liquidity.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its related amendment Financial Accounting Standards No. 138 (FAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” all derivatives are recognized as either assets or liabilities on the balance sheet and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2007, $15.4 million in deferred currency losses were reclassified to cost of sales. During the year ended December 31, 2006, $1.9 million in deferred currency gains were reclassified to cost of sales. During the year ended December 31, 2005, deferred currency losses of $7.2 million were reclassified to cost of sales. We estimate that $3.4 million of currency derivative losses included in OCI as of December 31, 2007 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, Australian dollar, Euro, Mexican peso and British pound sterling. We are also exposed to foreign currency risk as a result of our new euro-denominated debt. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 15, “Financial Instruments,” to the Consolidated Financial Statement, Item 8 to this Form 10-K, for more information about the management of our interest rate risk.

Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar 2008 for Fortune Brands). We do not expect FAS 157 to materially impact our results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the first fiscal year that begins after November 15, 2007 (calendar 2008 for Fortune Brands). We will not make the election for any current financial assets or liabilities.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity, however because the minority interest in the Spirits business held by V&S Group is in the form of redeemable preferred stock, it will continue to be classified in the mezzanine level (between liabilities and stockholders’ equity). As of December 31, 2007, the carrying value of the minority interest held by V&S Group was $542.9 million and the carrying value of other minority interests/noncontrolling interests (which will be reclassified to equity upon adoption of FAS 160) was $15.6 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the more significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $53.8 million and $49.1 million as of December 31, 2007 and 2006, respectively.

Inventories

The first-in, first-out inventory method is our principal inventory method. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost of market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance or engineering/material changes.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows.

In 2007, we recorded in restructuring expense non-cash impairments of identifiable definite-lived intangibles of $12.6 million, as well as property, plant and equipment of $37.0 million.

Goodwill and Indefinite-lived Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangible assets) and related goodwill, we perform an impairment test to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current and projected future levels of income as well as business trends, prospects and market and economic conditions.

FAS 142 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize a profit split methodology, which is a customary valuation practice, to establish a reasonable royalty rate. Profit split analyses allocate economic income (EBITDA less returns on working capital and fixed assets employed) between a tradename and residual assets of the economic unit to determine the expected profit margin associated with commercialization of the tradename.

There were no write-downs of goodwill or indefinite-lived identifiable intangible assets in 2007, 2006 or 2005.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment, particularly related to our Home and Hardware companies; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

Minority Interest Held by V&S Group

V&S Group (V&S) owns a 10% minority interest in our Spirits business (BGSW). The minority interest is in the form of shares of redeemable and convertible preferred stock (“The BGSW Minority Interest”). The carrying value of the minority interest at December 31, 2007 was $542.9 million. V&S may require the Company to purchase the BGSW Minority Interest at fair value in whole or in part upon one year’s notice, or at any time upon a change in control of BGSW, Jim Beam Brands Co., or certain other events. The Company has the right to acquire the BGSW Minority Interest at fair value in whole or in part upon a change in control of the Absolut Spirits Company, Incorporated, sale of the Absolut brand, or the dissolution of Future Brands LLC (our U.S. sales and distribution joint venture). The BGSW Minority Interest cannot be transferred or sold to a third party by V&S without the Company’s consent. We account for the redemption feature in accordance with EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” and measure this minority interest at fair value with changes in fair value reflected in income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period, we estimate fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The ultimate fair value upon redemption will be based upon numerous factors that will be subject to assessment by the BGSW board or by an independent appraiser if the board is unable to reach a consensus.

Pension and Postretirement Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by U.S. generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The expected return on plan assets is determined based on our historical experience, the nature of the plans’ investments and our expectations for long-term rates of return. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the interest rates is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The discount rate as of December 31, 2007 and 2006 was 6.4% and 5.9%, respectively. The weighted average remaining service period for the pension plans at December 31, 2007 was approximately 11.0 years. Compensation increases reflect expected future compensation trends. As required by U.S. generally accepted accounting principles, the effects of our modifications are generally accumulated and, if over a specified corridor, amortized over the average remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The total net actuarial losses for all pension and postretirement benefit plans were $177 million at December 31, 2007, a reduction of $86 million from December 31, 2006, primarily as a result of actuarial gains during 2007 ($70 million primarily due to the increase in the discount rate), as well as loss recognition in pension expense ($16 million). We believe that the assumptions utilized in recording our obligations under the Company’s plans are reasonable based on our experience and advice from our independent actuaries; however, difference in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2007, for postretirement medical, our assumption was an assumed rate of increase of 7.5% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year, and, for postretirement prescription drugs, an assumed rate of increase of 10.5% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year. Our assumption as of December 31, 2006 for postretirement medical was an assumed rate of increase of 8.25% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year, and, for postretirement prescription drugs, an assumed rate of increase of 11.25% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year.

Pension expenses were $41.8 million, $43.3 million and $39.0 million, respectively, in the years ended December 31, 2007, 2006 and 2005. Postretirement expenses were $9.3 million, $16.8 million and $14.0 million, respectively, for the years ended December 31, 2007, 2006 and 2005. A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $4.0 million and $0.2 million, respectively, for 2008. A 25 basis point change in the long-term rate of return used in accounting for the Company’s pension plans would have a $2.1 million impact on pension expense.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company records a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” On January 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2007, the Company has liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $411.4 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $205 to $230 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business’s products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “net sales” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, general customer program-generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals, when circumstances indicate (typically as a result of a change in volume expectations).

Cost Initiatives

We continuously evaluate the productivity of our supply chains and existing asset base, and actively seek to identify opportunities to improve our cost structure. Future opportunities may involve, among other things, the reorganization of operations, the relocation of manufacturing or assembly to locations generally having lower costs and the efficient sourcing of products or components from third-party suppliers. Implementing any significant cost reduction and efficiency opportunities could result in charges.

Pending Litigation

See Note 23 to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Environmental Matters

We are involved in numerous remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. As of February 1, 2008, various of our subsidiaries had been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws in 48 instances. Of these instances, 27 have been dismissed, settled or otherwise resolved. In calendar year 2007, we were identified as a PRP in four new instances. In most instances where we are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2007 and 2006, we had accruals of $32.1 million and $33.1 million, respectively, to cover environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

A hypothetical 100 basis point change in interest rates affecting the Company’s variable rate borrowings would not have a material effect on results of operations.

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

The following table summarizes our estimated loss under the VAR model as of December 31, 2007 and 2006, respectively.

(In millions)	Estimated Amount of Loss	Period	Confidence Level
2007 foreign exchange	$1.6	1 day	95%
2006 foreign exchange	$2.7	1 day	95%

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

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2007	2006	2005
NET SALES	$8,563.1	$8,521.0	$6,891.0
Cost of products sold	4,564.6	4,476.8	3,731.0
Excise taxes on spirits	510.9	505.6	320.3
Advertising, selling, general and administrative expenses	2,035.8	2,026.6	1,655.5
Amortization of intangibles	47.6	42.9	32.9
Restructuring charges	73.5	21.2	—
Gain on the sale of The Dalmore Scotch assets	(45.6)	—	—
OPERATING INCOME	1,376.3	1,447.9	1,151.3
Interest expense	293.6	308.8	153.6
Other (income) expense, net	(37.5)	(40.2)	78.4
Income from continuing operations before income taxes and minority interests	1,120.2	1,179.3	919.3
Income taxes	346.3	299.3	321.8
Minority interests	24.4	67.9	20.0
Income from continuing operations	$749.5	$812.1	$577.5
Income from discontinued operations, net of tax	13.1	18.0	43.6
NET INCOME	$762.6	$830.1	$621.1
EARNINGS PER COMMON SHARE
Basic
Continuing operations	$4.89	$5.44	$3.96
Discontinued operations	0.09	0.12	0.30
Net earnings	$4.98	$5.56	$4.26
Diluted
Continuing operations	$4.79	$5.31	$3.84
Discontinued operations	0.08	0.11	0.29
Net earnings	$4.87	$5.42	$4.13
DIVIDENDS PAID PER COMMON SHARE	$1.62	$1.50	$1.38
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	153.1	149.1	145.6
Diluted	156.5	153.0	150.5

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$203.7	$182.7
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns (2007 $53.8 and 2006 $49.1)	924.4	935.7
Accounts receivable from related parties	177.5	194.4
Inventories
Maturing spirits	1,152.8	1,018.8
Other raw materials, supplies and work in process	424.4	449.3
Finished products	470.4	469.7
Total inventories	2,047.6	1,937.8
Other current assets	427.7	390.2
Current assets of discontinued operations	—	289.3
TOTAL CURRENT ASSETS	3,780.9	3,930.1
Property, plant and equipment
Land and improvements	176.8	160.0
Buildings and improvements to leaseholds	834.4	783.2
Machinery and equipment	2,008.8	1,904.2
Construction in progress	84.0	143.8
	3,104.0	2,991.2
Less accumulated depreciation	1,405.8	1,283.0
Property, plant and equipment, net	1,698.2	1,708.2

Goodwill resulting from business acquisitions	4,196.5	4,266.4
Other intangible assets, net of accumulated amortization (2007 $353.0 and 2006 $298.6)	3,866.7	3,772.3
Investments in unconsolidated subsidiaries	87.5	82.8
Investments in related parties	109.4	97.1
Other assets	217.7	166.1
Non-current assets of discontinued operations	—	645.3
TOTAL ASSETS	$13,956.9	$14,668.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$32.5	$25.6
Commercial paper	198.5	762.0
Current portion of long-term debt	200.0	1.7
Accounts payable to vendors	420.3	372.1
Accounts payable to related parties	48.6	97.2
Accrued taxes	376.7	250.2
Accrued customer programs	141.4	158.1
Accrued salaries, wages and other compensation	167.5	168.5
Accrued expenses and other current liabilities	508.4	582.3
Current liabilities of discontinued operations	—	97.7
TOTAL CURRENT LIABILITIES	2,093.9	2,515.4
Long-term debt	3,942.7	5,034.9
Deferred income	65.2	92.2
Deferred income taxes	951.3	1,058.2
Accrued pension and postretirement benefits	301.6	362.0
Other non-current liabilities	358.2	237.2
Non-current liabilities of discontinued operations	—	80.7
TOTAL LIABILITIES	7,712.9	9,380.6
Minority interest in consolidated subsidiaries	558.5	559.7

Stockholders’ equity
$2.67 Convertible Preferred stock	5.7	6.3
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	684.3	615.7
Accumulated other comprehensive income	349.1	37.9
Retained earnings	6,999.3	6,496.3
Treasury stock, at cost	(3,086.9)	(3,162.2)
TOTAL STOCKHOLDERS’ EQUITY	5,685.5	4,728.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,956.9	$14,668.3

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$762.6	$830.1	$621.1
Gain on sale of discontinued U.S. Wine operations (pre-tax)	(63.2)	—	—
Gain on sale of The Dalmore Scotch assets (pre-tax)	(45.6)	—	—
Restructuring non-cash impairment charges	49.6	15.0	—
Depreciation and amortization	280.4	254.7	224.4
Stock-based compensation	27.9	37.0	—
Deferred taxes	(140.2)	(9.9)	6.0
Deferred income	(27.0)	(27.0)	(27.1)
Currency hedge expense related to the 2005 Spirits Acquisition purchase price	—	—	120.9
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease (increase) in accounts receivable	36.1	183.6	(16.7)
Increase in inventories	(4.7)	(214.1)	(79.3)
(Increase) decrease in other assets	(1.4)	9.1	(11.0)
(Decrease) increase in accounts payable	(6.2)	(197.7)	28.6
Increase (decrease) in accrued taxes	189.2	(132.6)	(49.0)
(Increase) decrease in accrued expenses and other liabilities	(91.7)	267.8	(40.9)
Tax benefit on the exercise of stock options	—	—	26.0
Other operating activities, net	(0.5)	(33.3)	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	965.3	982.7	802.7
INVESTING ACTIVITIES
Capital expenditures	(267.1)	(266.0)	(221.9)
Proceeds from the disposition of assets	69.3	84.6	6.3
Proceeds from the sale of U.S. Wine business	948.3	—	—
Acquisitions, net of cash acquired	(6.3)	(580.9)	(4,936.0)
Currency hedge expense related to the 2005 Spirits Acquisition purchase price	—	—	(120.9)
Dividend from the spin-off of ACCO World Corporation	—	—	613.3
Other investing activities, net	—	—	(5.0)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	744.2	(762.3)	(4,664.2)
FINANCING ACTIVITIES
(Decrease) increase in short-term debt and commercial paper, net	(1,559.1)	(2,938.7)	3,918.0
Issuance of long-term debt	1.0	2,939.9	—
Repayment of long-term debt	(4.7)	(148.9)	(0.4)
Dividends to stockholders	(248.6)	(224.0)	(201.6)
Cash purchases of common stock for treasury	—	(0.9)	—
Proceeds received from exercise of stock options	80.8	62.1	72.1
Tax benefit on exercise of stock options	22.8	10.8	—
Proceeds from the sale of subsidiary preferred stock	—	153.0	—
Other financing activities, net	(5.2)	1.2	(4.4)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(1,713.0)	(145.5)	3,783.7
Effect of foreign exchange rate changes on cash	24.5	14.2	6.5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$21.0	$89.1	$(71.3)
Cash and cash equivalents at beginning of year	$182.7	$93.6	$164.9
Cash and cash equivalents at end of year	203.7	182.7	93.6
Cash paid during the year for (including discontinued operations)
Interest	$307.4	$243.8	$172.5
Income taxes	313.3	353.7	313.5

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity	Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2004	$7.1	$717.4	$155.8	$6.4	$5,447.2	$(3,203.2)	$3,130.7
Comprehensive income
Net income	—	—	—	—	621.1	—	621.1
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	1.7	—	—	1.7
Minimum pension liability adjustments	—	—	—	(30.3)	—	—	(30.3)
Total comprehensive income	—	—	—	(28.6)	621.1	—	592.5
Dividends ($1.38 per Common share and $2.67 per Preferred share)	—	—	—	—	(201.6)	—	(201.6)
Tax benefit on exercise of stock options	—	—	26.0	—	—	—	26.0
Conversion of preferred stock (<0.1 shares) and delivery of stock plan shares (1.9 shares)	(0.5)	—	1.0	—	—	74.0	74.5
Spin-off of ACCO World Corporation	—	—	—	—	23.5	—	23.5
Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6
Comprehensive income
Net income	—	—	—	—	830.1	—	830.1
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	153.3	—	—	153.3
Minimum pension liability adjustments	—	—	—	26.7	—	—	26.7
Total comprehensive income	—	—	—	180.0	830.1	—	1,010.1
Dividends ($1.50 per Common share and $2.67 per Preferred share)	—	—	—	—	(224.0)	—	(224.0)
Stock issued for SBR acquisition	—	16.6	372.8	—	—	(91.5)	297.9
Stock-based compensation	—	—	45.0	—	—	56.0	101.0
Tax benefit on exercise of stock options	—	—	17.3	—	—	—	17.3
Conversion of preferred stock (0.1 shares)	(0.3)	—	(2.2)	—	—	2.5	—
Adjustment to initially apply FASB Statement no. 158, net of tax	—	—	—	(119.9)	—	—	(119.9)
Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	$(3,162.2)	$4,728.0
Comprehensive income
Net income	—	—	—	—	762.6	—	762.6
Foreign exchange adjustments, net of effect of hedging activities	—	—	—	258.1	—	—	258.1
Pension and postretirement benefit adjustments, net of tax	—	—	—	53.1	—	—	53.1
Total comprehensive income	—	—	—	311.2	762.6	—	1,073.8
Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($1.62 per Common share and $2.67 per Preferred share)	—	—	—	—	(248.6)	—	(248.6)
Stock-based compensation	—	—	46.5	—	(7.4)	70.8	109.9
Tax benefit on exercise of stock options	—	—	26.0	—	—	—	26.0
Conversion of preferred stock (0.1 shares)	(0.6)	—	(3.9)	—	—	4.5	—
Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	$(3,086.9)	$5,685.5

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies

Basis of Presentation    The consolidated financial statements include the accounts of Fortune Brands, Inc. (after elimination of intercompany transactions), majority-owned subsidiaries and a subsidiary, Acushnet Lionscore Limited, in which it holds a minority interest but has substantive control as a result of the Company having operational decision-making powers over the entity. In addition, we consolidate variable interest entities (VIEs) where we are deemed to be the primary beneficiary. Refer to Note 4 “Acquisitions and Disposals,” for a discussion of VIEs. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2007 sale of the U.S. Wine business and 2005 spin-off of ACCO World Corporation were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005. The cash flows from discontinued operations for the years ending December 31, 2007, 2006 and 2005 were not separately classified on the accompanying consolidated statements of cash flows.

The presentation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results in future periods could differ from those estimates.

Cash and Cash Equivalents    Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $53.8 million and $49.1 million as of December 31, 2007 and 2006, respectively.

Inventories    The first-in, first-out (FIFO) inventory method is our principal inventory method across all segments. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance or engineering/material changes.

In our Home and Hardware segment, we use the last-in, first-out (LIFO) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2007 and 2006 were $166.2 million (with a current cost of $187.9 million)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

of the total inventories of $2,047.6 million and $177.6 million (with a current cost of $199.1 million) of the total inventories of $1,937.8 million, respectively.

A minor amount of similar types of inventory within the Home and Hardware business is accounted for utilizing either FIFO and average cost based on the method in place at the time of acquisition. The impact on our statement of income and balance sheet of accounting for the inventories using the average cost method versus the FIFO inventory method is inconsequential.

Property, Plant and Equipment    Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Estimated useful lives of the related assets are as follows:

Buildings and leasehold improvements	15 to 40 years
Machinery and equipment	3 to 10 years
Software	3 to 7 years

Long-lived Assets    In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. In 2007, we recorded in restructuring expense non-cash impairments of definite-lived identifiable intangible assets of $12.6 million, as well as property, plant and equipment of $37.0 million.

Goodwill and Indefinite-lived Intangibles    In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangible assets) and related goodwill, we perform an impairment test to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

FAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible assets exceeds its fair value. Our predominant method of approximating fair value in determining whether an impairment exists is to use cash flow projections. We measure impairment based on discounted expected future cash flows attributable to the tradename compared to the carrying value of that tradename. When separate cash flow information is not available, we use the relief-from-royalty approach. Fair value is represented by the present value of hypothetical royalty income over the remaining useful life. Where information is not available to determine an appropriate royalty rate, we utilize a profit split methodology, which is a customary valuation practice, to establish a reasonable royalty rate. Profit split analyses allocate economic income (EBITDA less returns on working capital and fixed assets employed) between a tradename and residual assets of the economic unit to determine of the expected profit margin associated with commercialization of the tradename.

There were no write-downs of goodwill or indefinite-lived identifiable intangible assets in 2007, 2006 or 2005.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, particularly related to our Home and Hardware companies; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

Investments    The Company makes investments that include long-term investments and/or joint ventures that either complement or expand our existing businesses. In accordance with Accounting Principles Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the equity method of accounting is used to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee. The equity method requires impairment losses to be recognized for other than temporary losses of investment value below carrying value.

Warranty Reserves    We offer customers various warranty terms based upon the type of product that is sold. We determine warranty expense in accordance with the policy established at each operating company. The main consideration is historic claim experience, which is company-specific based upon the nature of the product category. Warranty expense is generally recorded in cost of products sold at the time of sale. Refer to Note 17, “Product Warranties.”

Pension and Postretirement Benefit Plans    We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by U.S. generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

assumptions based on current rates and trends when it is deemed appropriate to do so. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on historical experience, the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As required by U.S. generally accepted accounting principles, the effects of the modifications are generally accumulated and, if over a specified corridor, amortized over the remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 12, “Pension and Other Retiree Benefits,” are reasonable based on experience and on advice from our independent actuaries; however, difference in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. We will continue to monitor these assumptions as market conditions warrant.

Environmental    The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2007 and 2006, environmental accruals amounted to $32.1 million and $33.1 million, respectively, and are included in non-current liabilities on the balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Income Taxes    In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company records a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” On January 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances,

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2007, the Company has liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $411.4 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $205 to $230 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest or on foreign subsidiary earnings that will be remitted without incremental taxes. The undistributed earnings of foreign subsidiaries that are considered aggregated $778.7 million at December 31, 2007.

Revenue Recognition    We recognize revenue either upon shipment or upon delivery based on contractual terms. Criteria for recognition of revenue, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” are when title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded net of applicable provisions for discounts, returns and allowances. We record estimates for doubtful accounts receivable resulting from the inability of customers to make payment. We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, promotions and advertising allowances, and cooperative advertising. Sales returns are based on historical returns, current trends and forecasts of product demand.

Amounts billed for shipping and handling are classified in “net sales” in the consolidated income statement. Costs incurred for shipping and handling are classified in “advertising, selling, general and administrative expenses.” Shipping and handling costs included in “advertising, selling, general and administrative expenses” were $224.7 million, $257.3 million and $219.4 million for 2007, 2006 and 2005, respectively.

Customer Program Costs    Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business’s products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “net sales” or the category “advertising, selling, general and administrative expenses.” The costs recognized in “net sales” include, but are not limited to, general customer program-generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials and shared media. These costs are recorded at the latter of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals, when circumstances indicate (typically as a result of a change in volume expectations).

Advertising Costs    Advertising costs, which amounted to $700.1 million, $703.9 million and $480.7 million for 2007, 2006 and 2005, respectively, are principally expensed as incurred.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

Advertising costs include media costs, point of sale materials, cooperative advertising and product endorsements. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $57.0 million, $53.9 million and $53.5 million for 2007, 2006 and 2005, respectively. Advertising costs recorded in advertising, selling, general and administrative expenses were $643.1 million, $650.0 million and $427.2 million for 2007, 2006 and 2005, respectively.

Research and Development    Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $80.7 million, $72.7 million and $65.9 million in 2007, 2006 and 2005, respectively, are expensed as incurred.

Stock-based Compensation    On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), supplemented by Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” We used the “modified prospective” transition method as defined in FAS 123R, which requires compensation cost to be recorded for all unvested stock options over the remaining service period beginning January 1, 2006. Subsequent to adoption of FAS 123R, we recognized share-based compensation expense, measured as the fair value of an award on the date of grant, in the financial statements over the period that an employee provides service in exchange for the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to 2006, we elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock plans as allowed under Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” Prior to adoption of FAS 123R, we applied the “nominal vesting period approach,” recognizing pro forma compensation cost over the three-year vesting period, including for awards held by individuals who are eligible for the retirement provisions under the applicable plan. When we adopted FAS 123R on January 1, 2006, we changed the approach to recognize expense for retirement eligible employees over a twelve-month period (since retiree options vest in their entirety if held at least one year before retirement) or the period until retirement eligible, if longer. The impact of the change on pro forma net income and diluted earnings per share for the year ended December 31, 2005 would not have been material.

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of the “Accumulated other comprehensive income (loss)” caption in stockholders’ equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into functional currency with resulting transaction gains or losses recorded in other income/expense.

Derivative Financial Instruments    In accordance with Financial Accounting Standards Statement No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its related amendment Financial Accounting Standards Statement No. 138 (FAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

In connection with the 2005 Spirits Acquisition purchase price which was paid in British pounds sterling, we entered into call options to hedge the currency exposure related to the purchase price. We terminated the call options in early July 2005. We also entered into forward contracts to buy British pounds to hedge the currency exposure related to the purchase price. We settled the forward contracts upon consummation of the acquisition in July 2005. In connection with the acquisition, we also entered into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuance of new long-term debt to finance the acquisition. We terminated these locks and swaps upon issuance of new long-term debt in January 2006. For additional information, see Note 15, “Financial Instruments.”

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2007, $15.4 million in deferred currency losses were reclassified to cost of products sold. During the year ended December 31, 2006, $1.9 million in deferred currency gains were reclassified to cost of products sold. We estimate that $3.4 million of currency derivative losses included in OCI as of December 31, 2007 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar 2008 for Fortune Brands). We do not expect FAS 157 to materially impact our results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the first fiscal year that begins after November 15, 2007 (calendar 2008 for Fortune Brands). We will not make the election for any current financial assets or liabilities.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity, however because the minority interest in the Spirits business held by V&S Group is in the form of redeemable preferred stock, it will continue to be classified in the mezzanine level (between liabilities and stockholders’ equity). As of December 31, 2007, the carrying value of the minority interest held by V&S Group was $542.9 million and the carrying value of other minority interests/noncontrolling interests (which will be reclassified to equity upon adoption of FAS 160) was $15.6 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

2.    Goodwill and Other Identifiable Intangibles

We had net goodwill of $4,196.5 million as of December 31, 2007. The decrease in goodwill during the twelve months ended December 31, 2007 of $69.9 million from $4,266.4 million as of December 31, 2006 was primarily due to acquisition-related adjustments related to the purchase of spirits and wine brands as well as certain distribution assets (the 2005 Spirits Acquisition), principally related to income taxes, partly offset by foreign currency translation adjustments and the finalization in 2007 of purchase accounting adjustments for the acquisition of SBR, Inc. Refer to Note 4, “Acquisitions and Disposals.”

The change in the net carrying amount of goodwill by segment is as follows:

(In millions)	Balance at December 31, 2005	Acquisitions and Translation Adjustments	Balance at December 31, 2006	Acquisitions and Translation Adjustments	Balance at December 31, 2007
Spirits	$1,809.9	$527.0	$2,336.9	$(72.3)	$2,264.6
Home and Hardware	1,732.7	185.0	1,917.7	2.4	1,920.1
Golf	11.8	—	11.8	—	11.8
Total goodwill, net	$3,554.4	$712.0	$4,266.4	$(69.9)	$4,196.5

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.    Goodwill and Other Identifiable Intangibles (Continued)

We also had indefinite-lived intangible assets, principally tradenames, of $3,136.1 million as of December 31, 2007 compared to $3,029.7 million as of December 31, 2006. The increase of $106.4 million was primarily due to changes in foreign currency rates.

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $1,011.6 million and $281.0 million, respectively, as of December 31, 2007, compared to $969.2 million and $226.6 million, respectively, as of December 31, 2006. The gross carrying value increase of $42.4 million was principally due to the acquisition of a license for certain golf patents and changes in foreign currency rates, partially offset by 2007 amortization and $12.6 million in impairment charges associated with restructuring programs in the Home and Hardware business.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2007 and 2006 are as follows:

	As of December 31, 2007				As of December 31, 2006

(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$3,208.1	$(72.0	)(a)	$3,136.1	$3,101.7	$(72.0	)(a)	$3,029.7
Amortizable intangible assets
Tradenames	485.6	(148.4)		337.2	474.7	(133.5)		341.2
Customer and contractual relationships	399.1	(103.6)		295.5	397.3	(71.9)		325.4
Patents/proprietary technology	81.6	(22.8)		58.8	81.9	(16.6)		65.3
Licenses and other	45.3	(6.2)		39.1	15.3	(4.6)		10.7
Total	1,011.6	(281.0)		730.6	969.2	(226.6)		742.6
Total identifiable intangibles	$4,219.7	$(353.0)		$3,866.7	$4,070.9	$(298.6)		$3,772.3

(a)	Accumulated amortization prior to the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $47.6 million, $42.9 million and $32.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in amortization for the twelve months ended December 31, 2007 compared to December 31, 2006 was primarily due to amortization associated with the Simonton acquisition ($4.6 million). The Company expects to record intangible amortization ranging from approximately $45 million to $50 million for each of the next five fiscal years ending December 31, 2008 through December 31, 2012.

We performed our annual impairment test as of December 31 of each fiscal year. For 2007, 2006 and 2005, no impairment of goodwill or indefinite-lived intangible assets was recognized as a result of these tests.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.    Goodwill and Other Identifiable Intangibles (Continued)

In 2007, we recorded in restructuring expense non-cash impairments of identifiable intangibles of $12.6 million. These impairment charges were associated with the planned exit from the entry door market in the United Kingdom and decorative column product lines in the U.S.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, particularly related to the U.S. home products industry; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

3.    Discontinued Operations

In the third quarter of 2007, we sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery. In December 2007, we sold the remaining U.S. wine assets to Constellation Brands, Inc. (Constellation Brands) for $884.5 million, subject to purchase price adjustments for cash and working capital levels. The sale to Constellation Brands, Inc. resulted in an after tax gain of $5.2 million.

On August 16, 2005, the Company completed the spin-off of the Office business segment, ACCO World Corporation (“ACCO”), to the Company’s shareholders, and ACCO merged with General Binding Corporation, creating ACCO Brands Corporation, a leading supplier of branded office products.

The statements of income for the twelve months ended December 31, 2007, 2006 and 2005 were adjusted to reflect our U.S. Wine and Office businesses as discontinued operations. The results of these discontinued operations include expenses that were paid by Fortune Brands on behalf of ACCO based on actual direct costs incurred. Interest expense associated with the outstanding debt of Fortune Brands was allocated to each of the discontinued operations assuming the discontinued operations had a debt to equity ratio consistent with the debt to equity ratio of Fortune Brands in accordance with the provisions of EITF 87-24, “Allocation of Interest to Discontinued Operations.”

The following table summarizes the results of the discontinued operations for the years ended December 31, 2007, 2006, and 2005.

	For the Year ended December 31,

(In millions)	2007	2006	2005
Net sales	$239.2	$248.0	$934.0
Income from discontinued operations before income taxes	$84.7	$29.8	$72.6
Income taxes	71.6	11.8	29.0
Income from discontinued operations, net of income taxes(a)	$13.1	$18.0	$43.6

(a)	Income from discontinued operations includes an after tax gain on the sale of the U.S. Wine assets to Constellation Brands in 2007 of $5.2 million.

The effective income tax rate in 2007 was higher than in 2006 due to taxes associated with the gain on the sale of the U.S. Wine business.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.    Acquisitions and Disposals

Acquisition of Simonton

On June 7, 2006, we completed the acquisition of SBR, Inc. (Simonton), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North America. The purchase price was approximately $599.8 million, net of cash acquired and including assumed debt. The consideration paid included stock (based on the price of Fortune Brands’ common stock at closing) and cash. The stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton’s debt, of which $55.4 million was paid off at closing. Simonton has been included in our consolidated results from the date of acquisition. The acquisition is not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.”

Acquisition of Spirits Brands and Assets

In July 2005, the Company purchased more than 25 spirits and wine brands as well as certain distribution assets (the 2005 Spirits Acquisition) from Pernod Ricard S.A. (Pernod Ricard). Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois super-premium wines (sold December 2007), leading regional and national brands, and distribution networks in the U.K., Germany and Spain.

In July 2005, an affiliate of the Company received tracker shares issued by Goal Acquisitions Limited (Goal), the Pernod Ricard subsidiary formed to acquire Allied Domecq PLC (Allied Domecq). The tracker shares gave the Company certain economic rights with respect to the 2005 Spirits Acquisition prior to the actual legal transfer to the Company. The Company also had certain rights to manage the operations of the 2005 Spirits Acquisition that had not yet been legally transferred to the Company. As of January 26, 2006, substantially all of the 2005 Spirits Acquisition assets were legally transferred to Fortune Brands.

The acquisition was structured this way as a result of our negotiations with Pernod Ricard, after considering various factors, including 1) our commercial desire to obtain the economic benefits associated with owning and operating the 2005 Spirits Acquisition as soon as possible after funding the purchase price for those assets; 2) assets being transferred from Pernod Ricard were commingled or shared assets involving significant reorganization of business operations; and 3) the actual legal transfer of all the 2005 Spirits Acquisition assets required that we evaluate alternative ways to separate the 2005 Spirits Acquisition from those to be retained by Pernod Ricard, obtain required consents, and structure, negotiate, document and complete the transfer of the 2005 Spirits Acquisition assets.

At the time the net assets of any particular 2005 Spirits Acquisition assets were actually transferred to the Company, the number of Goal tracker shares held by the Company was reduced in proportion to the value ascribed to the net assets transferred, using a methodology prescribed by the Company’s agreement with Pernod Ricard. Our agreement with Pernod Ricard provided that the net assets of the 2005 Spirits Acquisition assets would be legally transferred to one or more subsidiaries of Fortune Brands over a six month period that began on July 26, 2005. As of December 31, 2005, the net assets of Courvoisier and Maker’s Mark, as well as certain California wine assets, had been transferred. As of January 27, 2006, substantially all of the acquired net assets had been legally transferred to Fortune Brands.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.    Acquisitions and Disposals (Continued)

The total recorded investment for the 2005 Spirits Acquisition, which included the initial payment, the purchase of Larios, supplemental brands purchased, purchase price adjustments and other settlements, as well as transactions costs, was approximately $5.25 billion.

The purchase price of the assets formerly owned by Allied Domecq was subject to change based on adjustments in accordance with the purchase agreement. The final purchase price was based on specified multiples of historic profit (for the Allied Domecq fiscal year ended August 31, 2004) of the brands purchased, as well as working capital levels as of July 26, 2005 and other adjustments. The Company’s agreement with Pernod Ricard provided for an assessment by Pernod Ricard of historic profitability of the brands the Company purchased, with a subsequent review by the Company of the historic profits, and a binding determination by a third party if the Company and Pernod Ricard could not agree. We reached an agreement with Pernod Ricard on May 19, 2006 to adjust the global consideration for the 2005 Spirits Acquisition as a result of higher actual historical profits than anticipated, working capital adjustments and additional adjustments to achieve economic results consistent with the parties’ intention to complete the Company’s acquisition of the 2005 Spirits Acquisition on a cash-free and debt-free basis. The net payment was £134.3 million (approximately $252 million).

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

If the fair value of the assets acquired by Fortune Brands was less than 50% of the fair value of the entity and we were not the primary beneficiary, we accounted for the investment using the cost method. In addition, since the tracker shares gave the Company ownership rights for the income/losses generated by the Fortune Brands assets from the date of acquisition through the legal transfer of assets, we recorded income in the amount of $57.3 million for these unconsolidated subsidiaries for the period July 26, 2005 through December 31, 2005. Once the Fortune Brands assets were legally transferred, the cost investments were replaced by the actual Fortune assets acquired on a fair value basis as of the date of acquisition in accordance with FAS 141. As of December 31, 2005, the Fortune Brands assets accounted for under the cost method were $1.1 billion and were included in Investments in unconsolidated subsidiaries on the consolidated balance sheet as of December 31, 2005. These investments included assets for which the Company paid approximately $1.0 billion out of the total purchase price of approximately $5 billion. For those VIEs in which we had an investment but we were not considered to be the primary beneficiary, the maximum exposure to loss as of December 31, 2005 was $1.1 billion. Net assets pertaining to this investment were legally transferred between January 1, 2006 and January 27, 2006. We are not aware of any losses that occurred during this transfer period.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.    Acquisitions and Disposals (Continued)

We initially financed the acquisition of the 2005 Spirits Acquisition with borrowings under bank credit agreements and subsequently financed it in the commercial paper market. On April 20, 2005, we executed a bridge credit agreement for up to $6.0 billion with an 18-month term from the initial drawdown. In January 2006, we issued dollar- and euro-denominated long-term debt securities of $2 billion and €800 million (approximately $1 billion) and repaid and terminated the bridge credit agreement. See Note 8, “Long-Term Debt,” for additional information on the financing of the 2005 Spirits Acquisition.

In accordance with FAS 141 disclosure requirements, the unaudited pro forma results for the twelve months ended December 31, 2005 are presented as if the 2005 Spirits Acquisition and legal transfer of assets occurred on January 1, 2005. This information is based on historical results of operations and is adjusted for the impact of acquisition costs. Pro forma results include allocations of selling and marketing and general and administrative expenses that are not representative of expenses on an ongoing basis. In addition, pro forma results give effect only to events that are expected to have a continuing impact on the business; therefore, arrangements with Pernod Ricard of limited duration are not reflected.

Given the significant factors and adjustments impacting the pro forma disclosure, the pro forma results presented below should not be deemed to be representative of either historical results or future results had the 2005 Spirits Acquisition assets been actually transferred to Fortune Brands as of January 1, 2005.

Unaudited

(In millions, except per share data)	2005
Net sales	$7,781.9
Net income	628.5
Earnings per share
Basic	$4.31
Diluted	$4.18

The transfer to Fortune Brands of certain of the 2005 Spirits Acquisition assets was accomplished through various stock sales, mergers or asset sales, which resulted in the assumption by or transfer to Fortune Brands of liability for certain litigation and other contingent liabilities and contingent indemnity rights. Such assumption or transfer might ultimately require establishment of additional reserves. No such liabilities or contingent liabilities that would be material to our total Spirits business have been identified to date.

Disposal of The Dalmore Scotch Whisky U.S. Distribution Rights

In December 2007, we sold the U.S. distribution rights and related assets to The Dalmore Scotch Whisky for $58 million. The sale resulted in a pre-tax gain of $45.6 million ($28.5 million after tax gain).

Disposal of Cockburn’s Port Wine Assets

In the third quarter of 2006, we sold the Cockburn’s port wine production assets but retained the ownership of the brand. The cash proceeds from the sale were $66.4 million. No gain or loss was recorded as the proceeds were equal to the book value of the assets.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

5.    Minority Interest Held by V&S Group

V&S Group (V&S) owns a 10% minority interest in our Spirits business (BGSW). The minority interest is in the form of shares of redeemable and convertible preferred stock (“The BGSW Minority Interest”). The carrying value of the minority interest at December 31, 2007 was $542.9 million. Fortune Brands continues to own 90% of the capital stock of this business. V&S Group may require the Company to purchase the BGSW minority interest at fair value in whole or in part upon one year’s notice, or at any time upon a change in control of BGSW, Jim Beam Brands Co., or certain other events. The Company has the right to acquire the BGSW minority interest owned by the V&S Group at fair value in whole or in part upon a change in control of the Absolut Spirits Company, Incorporated, sale of the Absolut brand, or the dissolution of Future Brands LLC (our U.S. sales and distribution joint venture). The BGSW minority interest cannot be transferred or sold to a third party by V&S without the Company’s consent.

The shares of BGSW convertible preferred stock issued to V&S are convertible into 10% of the BGSW common stock and have voting power equivalent to a 10% interest in BGSW common stock. The dividend on preferred stock is equal to the greater of 10% of the dividend paid on BGSW common stock or the dividends paid on preferred stock. The Series A-1 Preferred Stock is entitled to a dividend of 3.2647% of the preferred stock’s face value ($344.6 million) plus unpaid accrued dividends. The Series A-2 Preferred Stock is entitled to a dividend of 4% of the preferred stock’s face value ($153.0 million) plus unpaid accrued dividends. No dividends may be paid on common stock unless all unpaid accrued BGSW preferred stock dividends have been paid. For the years ended December 31, 2007, 2006 and 2005, BGSW paid total preferred dividends of $17.4 million, $14.3 million and $11.3 million, respectively, to V&S that were recorded as minority interest expense in each year.

We account for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and measure this minority interest at fair value with changes in fair value reflected in income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period, we estimate fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The ultimate fair value upon redemption will be based upon numerous factors that will be subject to assessment by the BGSW board or by an independent appraiser if the board is unable to reach a consensus. In 2006, we recorded an adjustment of $47.8 million as minority interest expense in the Fortune Brands consolidated statement of income, representing an increase in the estimated fair value of the convertible redeemable preferred stock. The increase in fair value is primarily a result of the enhanced value of the Spirits business due to a greater global presence and position, opportunities to leverage growth for both the historical and newly acquired brands of the Spirits business and the synergies of the combination of BGSW and the 2005 Spirits Acquisition. No adjustments to fair value were recorded in 2007.

6.    Related Party Transactions

Future Brands LLC    In May 2001, the Spirits business completed transactions with V&S creating a joint venture named Future Brands LLC to distribute, over an initial ten-year period, both companies’ spirits brands in the United States and provide related selling and invoicing services. BGSW has accounted for this joint venture using the equity method of accounting. V&S paid $270 million to gain access to our Spirits business’s U.S. distribution network and to acquire an equity interest in Future Brands. We have accounted for the $270 million gain on the sale of our equity interest in Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

6.    Related Party Transactions (Continued)

certain continuing obligations of JBBCo., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, we began amortizing these amounts to other income and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period is based on the 10-year term of the management agreement for Future Brands. Future Brands receives a commission from the partners for services provided. The Spirits business records revenue at the time of shipment to Future Brands’ customers. As part of forming this joint venture, JBBCo. has, in the event of default of Future Brands, a continuing obligation to satisfy any financial obligations of Future Brands that may arise in the event that Future Brands fails to fulfill its operating obligations and that results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts. At December 31, 2007 and 2006, JBBCo. did not have any outstanding obligations as a result of this arrangement.

The Spirits business’s balances related to Future Brands included the following:

(In millions)	2007	2006
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$109.1	$115.1
Investment	13.1	9.8
Accounts payable (commissions) and accrued liabilities	18.2	27.8
Deferred income	92.3	119.3

Maxxium Worldwide B.V.    JBBCo. is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that distributes and sells spirits in key markets outside the United States, representing approximately one-third of our international Spirits sales. The Company owns a 25% interest in Maxxium that was carried at $96.3 million as of December 31, 2007 and is accounted for using the equity method. The other 25% partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd., and V&S Group (V&S). The Spirits business records sales at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming this joint venture, we have guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $91 million, of which $77 million was outstanding as of December 31, 2007. At December 31, 2006, the guarantees totaled $82 million, of which $77 million was outstanding. BGSW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $22 million. There were no amounts outstanding under the Loan Facility as of either December 31, 2007 or December 31, 2006. The Loan Facility was renewed in 2005 and expires December 12, 2010.

In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In connection with Rémy’s termination, it is expected that Rémy will pay a substantial termination penalty to Maxxium. Based on the expected impact of Rémy’s termination of the distribution agreement on Maxxium’s financial position and results of operations, the Company currently estimates that its investment in Maxxium is recoverable.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

6.    Related Party Transactions (Continued)

The Spirits business’s balances related to Maxxium included the following:

(In millions)	2007	2006
Accounts receivable	$68.4	$79.3
Inventory	22.7	19.8
Investment	96.3	87.3
Accounts payable (expense reimbursement) and accrued liabilities	30.4	69.4

The decrease in accounts payable was primarily due to the timing of payments from BGSW to Maxxium.

7.    Short-Term Borrowings and Credit Facilities

At December 31, 2007 and 2006, there were $231.0 million and $787.6 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and commercial paper that are used for general corporate purposes, including acquisitions. Included in this amount as of December 31, 2007 and 2006, there were $13.4 million and $8.1 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $54.5 million and $9.0 million, respectively. In addition, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $134.9 million, of which $19.0 million was outstanding at December 31, 2007 and $171.0 million, of which $17.5 million was outstanding as of December 31, 2006. The weighted-average interest rate on these borrowings was 5.4%, 5.2% and 3.9%, respectively, in 2007, 2006 and 2005, including the short-term debt of $1.0 billion and $3.8 billion classified as long-term debt on the consolidated balance sheet as of December 31, 2006 and 2005.

See Note 15 for a description of the Company’s use of financial instruments.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

8.    Long-Term Debt

The components of long-term debt are as follows:

(In millions)	2007	2006
6 1/4% Notes, Due 2008	$200.0	$200.0
3 1/2% Notes, Due 2009 (€300.0)	438.0	396.0
5 1/8% Notes, Due 2011	750.0	750.0
4% Notes, Due 2013 (€500.0)	729.9	660.0
4 7/8% Notes, Due 2013	300.0	300.0
5 3/8% Notes, Due 2016	950.0	950.0
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
5 7/8% Notes, Due 2036	300.0	300.0
Short-term debt classified as long-term debt(a)	—	1,000.0
Miscellaneous	33.9	39.7
Total debt	4,142.7	5,036.6
Less current portion	200.0	1.7
Total long-term debt	$3,942.7	$5,034.9

(a)

Based on the long-term credit facilities which support our commercial paper borrowings, we have classified $1.0 billion of these borrowings as long-term on the consolidated balance sheet as of December 31, 2006. This amount represents the commercial paper amount that the Company believes will remain outstanding for the next twelve months. No commercial paper borrowings were classified as long-term on the consolidated balance sheet as of December 31, 2007.

At December 31, 2007, we had a $2.0 billion, 5-year revolving credit agreement, which matures in 2010. On October 4, 2007, we renewed our $500 million 364-day revolving credit facility to mature in 2008. The agreement includes the option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. This facility replaces the previous 364-day facility. There were no amounts were outstanding for either facility at December 31, 2007 or 2006. The interest rates, which are variable, are based on market interest rates at the time of the borrowing and the Company’s long-term credit rating. Facility fees of 0.08% per annum are subject to increases up to maximum fees of 0.15% per annum in the event our long-term debt rating falls below specified levels. These facilities support the Company’s commercial paper borrowings in the commercial paper market.

In January 2006, we issued long-term debt securities totaling $2.0 billion under our shelf registration statement filed with the Securities and Exchange Commission. The $2.0 billion of notes consist of $750 million of 5 1/8% notes due January 2011, $950 million of 5 3/8% notes due January 2016 and $300 million of 5 7/8% notes due January 2036. Proceeds were used to pay down commercial paper issued in connection with the 2005 Spirits Acquisition. Net proceeds of $1,977.4 million were less price discounts of $9.3 million and underwriting fees of $13.3 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses. Refer to Note 15, “Financial Instruments,” on treasury rate locks associated with the U.S.-denominated long-term debt.

In addition, in January 2006, we issued long-term debt securities totaling €800 million (approximately $1 billion) in a transaction exempt from registration in accordance with Regulation S under the Securities Act of 1933 because the securities were offered and sold only outside the United States to

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

8.    Long-Term Debt (Continued)

persons other than U. S. persons. The notes consist of €300 million of 3 1/2% notes due January 2009 and €500 million of 4% notes due January 2013. The U.S. dollar value of these euro-denominated securities is subject to fluctuations in foreign exchange rates. Proceeds were used to pay down commercial paper issued in connection with the 2005 Spirits Acquisition and borrowings under the bridge credit agreement. Net proceeds of €794.5 million were less price discounts of €3.1 million and underwriting fees of €2.4 million. The stated coupon rate for each debt issue approximates the effective interest rate, excluding hedging gains or losses.

Estimated payments for maturing debt during the next five years as of December 31, 2007 are as follows: 2008, $200.0 million; 2009, $448.0 million; 2010, none; 2011 $750.0 million and 2012 none.

9.    $2.67 Convertible Preferred Stock — Redeemable at Company’s Option

There were 187,347 and 204,980 shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2007 and 2006, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share together with holders of common stock (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.601 shares of common stock. Authorized but unissued common shares are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Holders converted 17,633 shares and 10,067 shares during 2007 and 2006, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

The Company paid a cash dividend of $2.67 per share in the aggregate amount of $0.5 million in the year ended December 31, 2007. The Company paid cash dividends of $0.6 million in each of the years ended December 31, 2006 and 2005.

10.    Capital Stock

We have 750 million authorized shares of common stock and 60 million authorized shares of Preferred stock.

There were 153,913,500 and 151,909,241 common shares outstanding (net of treasury shares) at December 31, 2007 and 2006, respectively.

The cash dividends paid on the common stock for the years ended December 31, 2007, 2006 and 2005 aggregated $248.1 million, $223.4 million and $201.0 million, respectively.

Treasury shares delivered in connection with exercise of stock options and grants of other stock awards and conversion of preferred stock amounted to 2,015,063 in 2007 and 1,580,877 in 2006. At December 31, 2007 and 2006, there were 80,964,036 and 82,968,295 common treasury shares, respectively.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11.    Stock-Based Compensation

We use stock options and performance awards to compensate key employees and stock awards to compensate outside directors. We had stock option awards outstanding under four Long-Term Incentive Plans as of December 31, 2007. During 2007, shareholders approved the 2007 Long-Term Incentive Plan, which authorized 13 million shares of common stock for awards and may be made on or before February 27, 2017. No new stock-based awards can be made under the 1990, 1999 and 2003 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

	2007	2006	2005
Current expected dividend yield	2.1%	2.1%	1.8%
Expected volatility	18.5%	20.5%	22.4%
Risk-free interest rate	4.2%	4.6%	3.8%
Expected term	4.0 years	3.9 years	3.9 years

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the twelve months ended December 31, 2007 and 2006 was $13.79 and $14.05, respectively. FAS 123R requires that we estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to recognizing forfeitures and the corresponding reduction in expense as they occur. Prior to January 1, 2006, for pro forma disclosure, we amortized stock option compensation cost on a three-year graded vesting schedule. Effective January 1, 2006, we elected to amortize stock option compensation cost on a straight-line basis over the service period.

In the twelve months ended December 31, 2007, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $29.1 million ($20.3 million after tax or $0.13 per basic and diluted share). In the twelve months ended December 31, 2006, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $33.0 million ($24.7 million after tax or $0.17 per basic share and $0.16 per diluted share). Manufacturing- and fixed asset-related compensation costs that were capitalized were not material. As a result of the adoption of FAS 123R, cash flow from operations for the years ended December 31, 2007 and 2006 decreased by $22.8 million and $10.8 million, respectively, with an offsetting increase in cash flow from financing due to reclassification of tax benefits from the exercise of stock options.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11.    Stock-Based Compensation (Continued)

If compensation cost for the stock-based compensation was determined based on the fair value of an award on the date of grant, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and amortized to expense over the service period, on a pro forma basis, net income and earnings per share would have been as follows for 2005:

(In millions, except per share amounts)	2005
Net income — as reported	$621.1
Add: Stock-based employee compensation (performance awards) included in reported net income, net of tax	10.5
Deduct: Total stock-based employee compensation (performance awards and options) determined under the fair-value based method for all awards, net of tax	(35.3)
Pro forma net income	$596.3
Earnings per common share
Basic — as reported	$4.26
Basic — pro forma	$4.09
Diluted — as reported	$4.13
Diluted — pro forma	$3.98

The following table summarizes stock options outstanding for the three years ended December 31, 2007, 2006 and 2005, as well as activity during each of the twelve months then ended:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2004	12,416,493	$50.45
Granted	57,450	83.36
Exercised	(1,648,492)	39.42
Forfeited	(806,492)	64.60
Outstanding at August 16, 2005	10,018,959	51.31
Office business spin-off adjustment(a)	495,200	—
Granted	2,300,210	82.16
Exercised	(224,732)	36.94
Forfeited	(49,589)	70.58
Outstanding at December 31, 2005	12,540,048	55.12
Granted	2,747,960	74.65
Exercised(b)	(1,483,075)	42.45
Forfeited	(284,514)	73.49
Outstanding at December 31, 2006	13,520,419	60.10
Granted	2,227,774	80.95
Exercised(b)	(1,872,744)	43.39
Forfeited	(497,289)	77.56
Outstanding at December 31, 2007(c)	13,378,160	$65.26

(a)

On August 16, 2005, in connection with the Office products business spin-off, the Company adjusted the number of shares under options and the option exercise prices to preserve, as closely as possible, the economic value of the options that existed at the time of the spin-off.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11.    Stock-Based Compensation (Continued)

(b)	The intrinsic value of stock options exercised in the twelve months ended December 31, 2007 and 2006 was $74.5 million and $52.9 million, respectively. The source of shares issued was treasury stock.

(c)	At December 31, 2007, the weighted-average remaining contractual life of options outstanding was 5.4 years and the aggregate intrinsic value of options outstanding was $138.8 million.

Options outstanding and exercisable at December 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable		Weighted-Average Exercise Price
$23.35 to $54.75	4,613,257	4.4	$43.88	4,613,257		$43.88
67.93 to 78.25	4,579,652	6.2	71.90	3,067,807		70.62
80.95 to 82.16	4,185,251	5.8	81.55	1,435,921		82.15
December 31, 2007	13,378,160	5.4	$65.26	9,116,985	(a)	$58.91
December 31, 2006	13,520,419	6.0	60.10	8,546,355		50.90
December 31, 2005	12,540,048	6.6	55.12	7,643,129		43.78

(a)	At December 31, 2007 the weighted average remaining contractual life of options exercisable was 5.1 years and the aggregate intrinsic value of options exercisable was $138.8 million.

A summary of the activity for nonvested stock options for the years ended December 31, 2006 and 2007, as well as activity during each of the twelve months then ended:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	4,895,268	$15.41
Granted	2,747,960	14.05
Vested	(2,416,791)	14.88
Cancelled	(252,373)	15.66
Nonvested at December 31, 2006	4,974,064	14.91
Granted	2,227,774	13.79
Vested	(2,455,881)	15.17
Cancelled	(371,451)	14.62
Nonvested December 31, 2007	4,374,506	$14.22

The remaining unrecognized compensation cost related to unvested awards at December 31, 2007 was approximately $41.5 million, and the weighted-average period of time over which this cost will be recognized is 2.0 years. The fair value of options that vested during the twelve months ended December 31, 2007 was $37.3 million.

We use stock awards to compensate outside directors under the 2005 Non-Employee Director Stock Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director’s fees paid in stock. Compensation cost is expensed at the time of an award based on the fair value of a share of Fortune Brands stock at the date of the award. In the twelve months ended December 31, 2007, we awarded 11,887 shares of common stock to outside directors with a fair value on the date of the award of $80.54 (pre-tax compensation cost $1.0 million). In the twelve months ended December 2006, we issued 13,150 shares of common stock to outside directors with a fair value on the date of the award of $75.15 (pre-tax compensation cost $1.0 million).

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

11.    Stock-Based Compensation (Continued)

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

The following table summarizes performance awards outstanding for the three years ended December 31, 2007, 2006 and 2005, as well as activity during each of the twelve months then ended:

Performance Awards
Outstanding at December 31, 2004	610,350
Granted	173,550
Paid	(204,300)
Cancelled	(11,307)
Office business spin-off adjustment(a)	32,146
Outstanding at December 31, 2005	600,439
Granted	145,875
Paid	(214,444)
Cancelled	(12,782)
Outstanding at December 31, 2006	519,088
Granted	161,475
Paid	(200,709)
Cancelled	(3,128)
Outstanding at December 31, 2007	476,726
Vested at December 31, 2007	109,092

(a)

On August 16, 2005, in connection with the Office products business spin-off, the Company adjusted the number of shares under performance awards to preserve, as closely as possible, the economic value of the performance awards that existed at the time of the spin-off.

The pretax compensation cost for performance awards recorded in the twelve months ended December 31, 2007 benefited by $1.3 million ($0.8 million after tax) as a result of the decrease in the stock price and reductions related to lower expected incentive program payouts. There was no remaining unrecognized pre-tax compensation cost related to unvested awards at December 31, 2007. Cash used to settle performance awards in the twelve months ended December 31, 2007 was $15.7 million. In addition to the payment of cash, we issued 8,248 shares of common stock from treasury shares.

Shares available for issuance in connection with future awards under the Company’s stock plans at December 31, 2007, 2006 and 2005 were: 11,021,672, 3,253,083, and 5,853,452, respectively. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158), which is an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through adjustments to other comprehensive income. The funded status of a benefit plan is the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation (PBO). For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO). Previously unrecognized gains/losses, prior service costs/credits and transition assets/obligations are then recognized in accumulated other comprehensive income, and will continue to be amortized as components of net periodic benefit cost. The adoption of FAS 158 resulted in a decrease to accumulated other comprehensive income of $119.9 million.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Pension and Other Retiree Benefits (Continued)

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits

(In millions)	2007	2006	2007	2006
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Projected benefit obligation at beginning of year	$929.4	$857.0	$165.2	$175.0
Service cost	34.6	34.9	3.5	4.3
Interest cost	53.5	49.6	9.1	9.6
Actuarial gain	(62.3)	(8.6)	(20.2)	(17.3)
Participants’ contributions	0.5	0.5	2.6	2.3
Foreign exchange rate changes	7.3	9.3	—	—
Benefits paid	(40.5)	(40.0)	(11.5)	(11.1)
Acquisitions	1.3	23.9	—	2.2
Plan curtailments	—	—	(1.8)	—
Plan amendments	0.9	2.8	1.2	0.2
Projected benefit obligation at end of year	$924.7	$929.4	$148.1	$165.2
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$818.6	$817.6
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$781.1	$687.4	$—	$—
Actual return on plan assets	51.9	80.2	—	—
Employer contributions	48.9	18.1	8.9	8.8
Participants’ contributions	0.5	0.5	2.6	2.3
Foreign exchange rate changes	6.7	6.9	—	—
Benefits paid	(40.0)	(40.0)	(11.5)	(11.1)
Acquisitions	—	28.0	—	—
Fair value of plan assets at end of year	849.1	781.1	—	—
Funded Status (Fair value of plan assets less PBO)	(75.6)	(148.3)	(148.1)	(165.2)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2007	2006	2007	2006
Prepaid pension benefit	$28.5	$5.6	$—	$—
Current benefit payment liability	(0.9)	(0.7)	(10.4)	(10.9)
Accrued benefit liability	(103.2)	(153.2)	(137.7)	(154.3)
Net amount recognized (pre-tax)	$(75.6)	$(148.3)	$(148.1)	$(165.2)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Pension and Other Retiree Benefits (Continued)

The amounts in accumulated other comprehensive income on the balance sheet that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 are as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss:
Net actuarial loss at December 31, 2006	$237.0	$26.2
Amortization	(14.6)	(1.0)
Current year actuarial gain	(50.9)	(20.3)
Foreign exchange rate changes	0.6	—
Net actuarial loss at December 31, 2007	$172.1	$4.9
Net prior service cost/(credit) at December 31, 2006	$18.5	$(10.4)
Amortization	(2.8)	1.5
Current period service cost	1.3	2.3
Net prior service cost/(credit) at December 31, 2007	$17.0	$(6.6)
Total at December 31, 2007	$189.1	$(1.7)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$7.9	$0.4
Net prior service cost/(credit)	2.5	(1.3)
Expense (income)	$10.4	$(0.9)

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with an accumulated benefit obligation in excess of plan assets (underfunded ABO) are shown below.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (In millions)	2007	2006
Projected benefit obligation	$163.2	$414.5
Accumulated benefit obligation	139.5	361.3
Fair value of plan assets	91.5	296.5

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Pension and Other Retiree Benefits (Continued)

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2007	2006	2005	2007	2006	2005
Service cost	$34.6	$34.9	$35.6	$3.5	$4.3	$3.5
Interest cost	53.5	49.6	57.1	9.1	9.6	9.8
Expected return on plan assets	(63.7)	(59.5)	(71.7)	—	—	—
Amortization of net loss	14.6	15.7	14.6	1.0	4.5	0.8
Amortization of prior service cost (credit)	2.8	2.6	3.4	(1.5)	(1.6)	(0.1)
Curtailment gain	—	—	—	(2.8)	—	—
Net periodic benefit cost	$41.8	$43.3	$39.0	$9.3	$16.8	$14.0

Assumptions	Pension Benefits			Postretirement Benefits

	2007	2006	2005	2007	2006	2005
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate	6.4%	5.9%		6.5%	6.0%
Rate of compensation increase	4.0%	4.0%		—	—
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET COST FOR YEARS ENDED DECEMBER 31:
Discount rate	5.9%	5.7%	5.9%	6.0%	5.8%	6.0%
Expected long-term rate of return on plan assets	8.3%	8.2%	8.3%	—	—	—
Rate of compensation increase	4.0%	4.1%	4.0%	—	—	—

	Postretirement Benefits

	2007		2006

	Medical	Prescription Drug	Medical	Prescription Drug
ASSUMED HEALTH CARE COST TREND RATES USED TO DETERMINE BENEFIT OBLIGATIONS AND NET COST AT DECEMBER 31:
Health care cost trend rate assumed for next year	7.5%	10.5%	8.25%	11.25%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2016	2012	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1.4	$(1.2)
Effect on postretirement benefit obligation	13.6	(12.1)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Pension and Other Retiree Benefits (Continued)

Plan Assets

Our pension plan weighted-average asset allocations at December 31, 2007 and 2006 are as follows:

	Pension Plan Assets at December 31

Asset Category	2007	2006
Cash	1%	1%
Equity securities	57	60
Fixed income	36	36
Other	6	3
Total	100%	100%

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

Our expected 8.3% long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants. The expected long-term rates of return are 10% for equities, 6% for fixed income and 8% for other investments.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $34.1 million, $33.6 million and $25.0 million in 2007, 2006 and 2005, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

		Postretirement Benefits

(In millions)	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy
2008	$38.4	$11.1	$0.7
2009	45.3	11.7	0.8
2010	49.1	12.3	0.8
2011	55.7	12.9	0.8
2012	58.7	13.3	0.9
Years 2013-2017	369.5	68.0	4.2

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2007 are as follows:

(In millions)
2008	$55.3
2009	46.0
2010	32.8
2011	25.6
2012	22.2
Remainder	22.7
Total minimum rental payments	204.6
Less minimum rentals to be received under non-cancelable subleases	15.9
$188.7

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $64.8 million, $61.0 million and $51.3 million in 2007, 2006 and 2005, respectively.

14.    Income Taxes

The components of income from continuing operations before income taxes are as follows:

(In millions)	2007	2006	2005
Domestic operations	$687.0	$897.4	$703.4
Foreign operations	433.2	281.9	215.9
Income from continuing operations before income taxes and minority interests	$1,120.2	$1,179.3	$919.3

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations is as follows:

(In millions)	2007	2006	2005
Income taxes computed at federal statutory income tax rate	$392.1	$412.8	$321.8
Other income taxes, net of federal tax benefit	16.3	25.3	29.2
Foreign taxes at different rate than U.S. federal statutory income tax rate	(86.2)	(39.6)	(2.4)
Tax benefit on income attributable to domestic production activities	(12.7)	(8.6)	(5.3)
Adjustments for uncertain tax positions	18.7	(28.3)	(7.7)
Net effect of change in deferred taxes	(1.0)	(58.4)	—
Absence of tax benefit on currency hedge accounting expense	—	—	30.8
Adjustment for income reflected net of tax due to FIN 46R accounting(a)	—	—	(19.1)
Miscellaneous other, net	19.1	(3.9)	(25.5)
Income taxes from continuing operations as reported	$346.3	$299.3	$321.8

(a)	Refer to Note 4, “Acquisitions and Disposals,” for additional information on FIN 46R accounting.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

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

During the third quarter of 2007, the Spanish tax authorities concluded their routine audit of our Spanish Spirits companies, which were included as part of the 2005 Spirits Acquisition. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2000 through 2004 tax periods, which preceded the date of acquisition. The Spanish tax authorities issued a net tax assessment of approximately $110 million ($91.7 million for tax and $18.3 million for related interest and penalties), which we paid in October 2007. Also during the third quarter 2007, we received a $99.3 million tax indemnification payment from Pernod Ricard related to the above tax assessment ($110 million net of associated tax benefits). In order to reflect the impact of the Spanish tax assessment, we increased our liability for unrecognized tax benefits (UTB’s). Additionally, we further increased our liability for UTB’s to reflect tax issues similar to those raised during the course of the audit but relating to tax periods subsequent to the audit period. The majority of the Spanish UTB’s pertain to pre-acquisition periods and are subject to the tax indemnification agreement with Pernod Ricard.

A reconciliation of the beginning and ending amount of UTB’s is as follows:

(In millions)
Unrecognized Tax Benefits — balance at January 1, 2007	$207.8
Gross additions — current year tax positions	121.6
Gross additions — purchase accounting, prior year tax positions	218.5
Gross additions — prior year tax positions	16.1
Gross reductions — prior year tax positions	(7.1)
Gross reductions — settlements with taxing authorities	(150.1)
Impact of change in foreign exchange rates	4.6
Unrecognized Tax Benefits — balance at December 31, 2007	$411.4

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

14.    Income Taxes (Continued)

The amount of UTB’s that, if recognized as of January 1, 2007, would affect the Company’s effective tax rate was $190.3 million compared to $315.9 million as of December 31, 2007.

It is reasonably possible that, within the next twelve months, total UTB’s may decrease in the range of $205 to $230 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We continue to apply our accounting policy of classifying interest and penalties accruals related to UTB’s as income tax expense. During the years ended December 31, 2007, 2006, and 2005, the Company recognized approximately $7.7 million, $0.0 million, and $7.6 million in interest and penalties. At December 31, 2007 and 2006, we had accruals for the payment of interest and penalties of $68.1 million and $32.0 million respectively.

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

Income taxes are as follows:

(In millions)	2007	2006	2005
Currently payable
Federal	$249.1	$261.5	$269.0
Foreign	116.0	34.2	5.7
State and other	28.4	22.5	45.1
Deferred
Federal, state and other	(34.0)	(28.7)	0.6
Foreign	(13.2)	9.8	1.4
	$346.3	$299.3	$321.8

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

14.    Income Taxes (Continued)

The components of net deferred tax assets (liabilities) are as follows:

(In millions)	2007	2006
CURRENT ASSETS
Compensation and benefits	$32.1	$23.5
Other reserves	37.4	37.0
Inventories	31.8	28.6
Accounts receivable	9.6	10.6
State income taxes	13.0	10.2
Miscellaneous	65.9	36.4
	189.8	146.3
CURRENT LIABILITIES
Inventories	(15.5)	(12.6)
Miscellaneous	(15.8)	(14.4)
	(31.3)	(27.0)
NONCURRENT ASSETS
Compensation and benefits	52.1	30.8
Other retiree benefits	109.1	132.4
Identifiable intangible assets	93.2	99.4
Foreign investment amortization	86.5	66.5
Other reserves	20.8	28.1
Deferred income	24.5	35.3
Miscellaneous	110.4	16.6
	496.6	409.1
NONCURRENT LIABILITIES
Fixed assets	(178.3)	(194.9)
Pension	(13.1)	(15.6)
Identifiable intangibles assets	(1,062.8)	(1,046.6)
Foreign subsidiary loss recapture	—	(157.8)
Miscellaneous	(92.4)	(52.4)
	(1,346.6)	(1,467.3)
Net deferred tax liability	$(691.5)	$(938.9)

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

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts on the agreements as adjustments to interest expense. At December 31, 2007, we had no outstanding interest rate swap agreements.

In the second quarter of 2005, we entered into call options and forward contracts to buy British pounds in order to mitigate the currency exposure related to the 2005 Spirits Acquisition, which closed in July 2005. In addition, we entered into treasury rate locks and interest rate swaps related to the anticipated issuance of debt associated with this acquisition. These hedges are described in more detail below.

We established acquisition cost hedges that consisted of call options and forward contracts to buy British pounds. We terminated the call options in early July 2005. We settled the forward contracts on July 26, 2005 when we closed on the 2005 Spirits Acquisition. In the year ended December 31, 2005, we recorded total pre-tax net acquisition hedge expense of $120.9 million ($109.0 million after tax) in Other (income) expense, net on the condensed consolidated statement of income. This included hedge program costs on the call options in the pre-tax amount of $33.0 million ($21.1 million after tax) and hedge accounting expense on the forward contracts as a result of mark-to-market accounting on the day the acquisition closed, in the amount of $87.9 million (before and after tax). The hedge accounting expense on the forward contracts, which was not tax deductible, was offset by a corresponding reduction in our book-basis investment in the acquisition on the consolidated balance sheet.

In 2005, we entered into treasury rate locks with an aggregate notional value of $1.75 billion. These locks hedged the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of dollar-denominated debt associated with the 2005 Spirits Acquisition. We accounted for these hedges as cash flow hedges since the treasury rate locks hedged against the variability of interest payments on future issuance of debt. As of December 31, 2005, we had total deferred gains of $10.4 million ($6.7 million net of deferred taxes). On January 5, 2006, we terminated the treasury rate locks when we issued the U.S. dollar-denominated long-term debt. We recorded a $2.6 million pre-tax net gain on the rate locks in accumulated other comprehensive income. We amortize the gain into earnings over the maturities of the corresponding debt as an adjustment to interest expense corresponding with the recognition of interest expense related to the new U.S. dollar-denominated debt. For more information on long-term debt, see Note 8, “Long-Term Debt.”

In addition, in the fourth quarter of 2005, we entered into interest rate swaps with an aggregate notional value of € 800 million. We classified these interest rate swaps as cash flow hedges since the swaps hedged against fluctuations in interest rates relating to anticipated issuances of euro-denominated debt associated with the 2005 Spirits Acquisition. We terminated these swap agreements on January 27, 2006 when we issued the new euro-denominated long-term debt. We recorded a $0.6 million pre-tax gain on the swaps in accumulated other comprehensive income. We

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15.    Financial Instruments (Continued)

amortize the gain into earnings over the maturities of the corresponding debt as an adjustment to interest expense corresponding with the recognition of interest expense on the new euro-denominated debt. For more information on long-term debt, see Note 8, “Long-Term Debt.”

In order to hedge our net investment position in the subsidiaries of the acquired Spirits assets that have euro-denominated operations, in January 2006, we issued long-term debt in the amount of €800 million (approximately $1 billion).

The estimated fair value of the Company’s cash and cash equivalents, notes payable to banks and commercial paper approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company’s $4,142.7 million and $5,036.6 million total long-term debt (including current portion) at December 31, 2007 and 2006 was approximately $4,005.6 million and $4,918.9 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the operating companies’ domestic and international customer base. Spirits sales are distributed through Future Brands LLC in the U.S. and Maxxium Worldwide B.V. internationally. Accounts receivable balances with these related parties are included in accounts receivable from related parties on the consolidated balance sheet. See Note 6, “Related Party Transactions.”

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. As of December 31, 2007, there were no material derivative contracts outstanding related to raw materials.

16.    Guarantees and Commitments

As of December 31, 2007, we had $91.2 million of third-party guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits business’s international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The renewal extended the expiration date of the committed portion of the credit facilities to December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.4 million existed as of December 31, 2007 to reflect the fair value of the guarantees to Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group in 2001, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At December 31, 2007, JBBCo. did not have any outstanding obligations as a result of this arrangement.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

16.    Guarantees and Commitments (Continued)

We also guaranteed various leases for ACCO World Corporation, the Office products business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $36 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. As of December 31, 2007, we recorded a liability of $1.0 million. Refer to Note 3, “Discontinued Operations,” for additional information on the spin-off of the Office products business.

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

Purchase obligations by the Company as of December 31, 2007 were:

	Payments Due by Period as of December 31, 2007

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(a)	$785.8	$301.6	$167.8	$117.1	$199.3

(a)	Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

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

The following table summarizes activity related to our product warranty liability during the years ended December 31, 2007, 2006 and 2005:

(In millions)	2007	2006	2005
Reserve balance at the beginning of the year	$(15.0)	$(13.0)	$(16.1)
Provision for warranties issued	(36.8)	(41.3)	(33.7)
Acquisitions	—	(1.9)	(0.6)
Discontinued operations	—	—	2.1
Settlements made (in cash or in kind)	36.8	41.2	35.3
Reserve balance at end of year	$(15.0)	$(15.0)	$(13.0)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18.    Restructuring and Restructuring-related Charges

Pre-tax restructuring and restructuring-related charges for twelve months ended December 31, 2007 were:

	Twelve Months Ended December 31, 2007

		Restructuring-Related
(in millions)	Restructuring Charges	Cost of Sales	ASG&A(a)	Total Charges
Spirits	$2.7	$—	$1.4	$4.1
Home and Hardware	70.2	14.7	11.4	96.3
Golf	0.6	—	0.2	0.8
	$73.5	$14.7	$13.0	$101.2

(a)	Advertising, selling, general and administrative expenses.

For the twelve months ended December 31, 2007, we recorded pre-tax restructuring charges of $73.5 million principally related to supply chain initiatives in the Home and Hardware business, including facility closures (including the consolidation of facilities in cabinetry, window and tool storage production and closure of a cabinetry component operation), as well as the planned exit from the entry door market in the United Kingdom and decorative column products lines in the U.S. In the Home and Hardware business, we closed or downsized several facilities in order to improve the long-term efficiency, productivity and flexibility of supply chains, and to also provide near-term benefits by aligning costs and capacity to navigate the current downturn in the U.S. home products market. The 2007 restructuring charges consisted primarily of $16.3 million for workforce reduction costs, $49.6 million for tangible and intangible asset write-downs, and $7.6 million for contract termination costs and other costs. Restructuring-related cost of sales charges were inventory write-downs associated with the exited markets and product lines. Restructuring-related advertising, selling, general and administrative charges consisted of accounts receivable reserves for doubtful accounts, warranty reserves and retention costs related to the exit from the entry door market in the U.K. and the decorative column products line in the U.S. We expect to record as incurred approximately $10-15 million of charges in the first half of 2008 to complete the Home and Hardware business restructuring activities initiated in the fourth quarter of 2007. In the twelve months ended December 31, 2006, we recorded pre-tax restructuring charges of $21.2 million, primarily related to supply-chain initiatives related to the Home and Hardware business.

Pre-tax restructuring and restructuring-related charges for twelve months ended December 31, 2006 were:

	Twelve Months Ended December 31, 2006

		Restructuring-Related
(in millions)	Restructuring Charges	Cost of Sales	ASG&A(a)	Total Charges
Spirits	$4.3	$—	$4.7	$9.0
Home and Hardware	16.9	9.0	0.4	26.3
	21.2	$9.0	$5.1	$35.3

(a)	Advertising, selling, general and administrative expenses.

The 2006 Spirits charges related to the integration of the 2005 Spirits Acquisition. The 2006 Home and Hardware charges related to supply-chain initiatives, including consolidation of manufacturing

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18.    Restructuring and Restructuring-related Charges (Continued)

facilities resulting in closure of a cabinetry plant and a tool storage plant. We did not record any restructuring charges in 2005.

In 2005, we recorded pre-tax restructuring-related integration costs of $19.6 million in advertising, selling, general and administrative expense primarily related to the 2005 Spirits Acquisition.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/06	2007 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at 12/31/07
Workforce reduction costs	$13.0	$16.3	$(19.5)	$(0.5)	$9.3
Asset write-downs	—	49.6	—	(49.6)	—
Contract termination costs	—	5.2	(1.5)	—	3.7
Other	0.2	2.4	(1.0)	(0.3)	1.3
	$13.2	$73.5	$(22.0)	$(50.4)	$14.3

The restructuring liability as of December 31, 2006 and 2005 and the activity during the years ended December 31, 2006 and 2005 were not material.

19.    Information on Business Segments

We report our operating segments (Spirits, Home and Hardware, and Golf) based on how we have organized our segments within the Company for making operating decisions and assessing performance based on the markets served. The Company’s operating segments and types of products from which each segment derives revenues are described below:

Spirits includes products made, marketed or distributed by Beam Global Spirits & Wine, Inc. subsidiaries or affiliates.

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

19.    Information on Business Segments (Continued)

The Company’s subsidiaries operate principally in the United States, Canada, Europe (primarily in Spain, the United Kingdom and France), Australia and Mexico.

(In millions)	2007	2006	2005
Net sales:
Spirits	$2,606.8	$2,513.4	$1,471.8
Home and Hardware	4,550.9	4,694.2	4,153.4
Golf	1,405.4	1,313.4	1,265.8
Net sales	$8,563.1	$8,521.0	$6,891.0

Operating income:
Spirits	$766.7	$660.6	$388.4
Home and Hardware	503.0	695.4	655.1
Golf	165.5	166.0	171.5
Less: Corporate expenses(a)	58.9	74.1	63.7
Operating income	$1,376.3	$1,447.9	$1,151.3

Net sales by geographic region(b):
United States	$6,208.0	$6,365.1	$5,580.8
Canada	523.8	446.7	360.8
United Kingdom	504.7	450.3	209.7
Australia	280.5	233.4	188.6
Spain	189.5	257.0	24.6
Other countries	856.6	768.5	526.5
Net sales	$8,563.1	$8,521.0	$6,891.0

Total assets:
Spirits	$2,976.6	$2,619.1	$2,948.1
Home and Hardware	1,953.1	2,117.5	1,864.3
Golf	774.2	752.5	723.9
Segment assets(c)	5,703.9	5,489.1	5,536.3
Intangibles resulting from business acquisition, net	8,063.2	8,038.7	6,487.5
Corporate(d)	189.8	205.9	171.7
Continuing operations	13,956.9	13,733.7	12,195.5
Discontinued operations	—	934.6	1,006.0
Total assets	$13,956.9	$14,668.3	$13,201.5

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

19.    Information on Business Segments (Continued)

(In millions)	2007	2006	2005
Property, plant and equipment, net:
United States	$1,144.6	$1,193.1	$1,091.8
Spain	198.5	180.8	2.4
Mexico	92.9	62.9	61.8
United Kingdom	72.8	77.6	22.2
Canada	71.6	57.3	59.2
Other countries	117.8	136.5	167.8
Long-lived assets	$1,698.2	$1,708.2	$1,405.2

Depreciation expense:
Spirits	$64.3	$57.2	$47.6
Home and Hardware	115.8	105.0	84.1
Golf	35.6	34.2	33.9
Corporate	1.7	0.9	0.9
Continuing operations	217.4	197.3	166.5
Discontinued operations	14.9	13.9	20.9
Depreciation expense	$232.3	$211.2	$187.4

Amortization of intangibles:
Spirits	$13.7	$13.7	$8.4
Home and Hardware	33.6	28.9	24.2
Golf	0.3	0.3	0.3
Continuing operations	47.6	42.9	32.9
Discontinued operations	0.5	0.6	1.8
Amortization of intangibles	$48.1	$43.5	$34.7

Capital expenditures:
Spirits	$111.3	$95.6	$67.0
Home and Hardware	75.1	128.2	99.2
Golf	63.0	22.5	23.2
Corporate	0.1	1.6	0.8
Continuing operations	249.5	247.9	190.2
Discontinued operations	17.6	18.1	31.7
Capital expenditures, gross	267.1	266.0	221.9
Less: proceeds from disposition of assets	69.3	84.6	6.3
Capital expenditures, net	$197.8	$181.4	$215.6

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

20.    Other Income (expense), net

The components of other income (expense), net, for the years ended December 31, 2007, 2006 and 2005 are as follows:

(In millions)	2007	2006	2005
Amortization of deferred income (See Note 5)	$27.0	$27.0	$27.0
Interest income on tax receivable (See Note 14)	—	1.0	—
Environmental reserve adjustment	—	6.0	—
Currency hedge accounting expense (See Note 15)	—	—	(120.9)
Other miscellaneous items	10.5	6.2	15.5
Total other income (expense), net	$37.5	$40.2	$(78.4)

21.    Earnings Per Share

Basic earnings per common share are based on the weighted-average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any convertible preferred shares outstanding at the beginning of each year were converted at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

The computation of basic and diluted earnings per common share for “Net income” is as follows:

(In millions)	2007	2006	2005
Income from continuing operations	$749.5	$812.1	$577.5
Income from discontinued operations	13.1	18.0	43.6
Net income	762.6	830.1	621.1
Less: Preferred stock dividends	0.5	0.6	0.6
Income available to common stockholders — basic	762.1	829.5	620.5
Convertible Preferred stock Dividend requirements	0.5	0.6	0.6
Income available to common stockholders — diluted	$762.6	$830.1	$621.1

Weighted average number of common shares outstanding — basic	153.1	149.1	145.6
Conversion of Convertible Preferred stock	1.2	1.4	1.5
Exercise of stock options	2.2	2.5	3.4
Weighted average number of common shares outstanding — diluted	156.5	153.0	150.5
Earnings per common share
Basic
Continuing operations	$4.89	$5.44	$3.96
Discontinued operations	0.09	0.12	0.30
Net earnings per basic share	$4.98	$5.56	$4.26
Diluted
Continuing operations	$4.79	$5.31	$3.84
Discontinued operations	0.08	0.11	0.29
Net earnings per diluted share	$4.87	$5.42	$4.13

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

21.    Earnings Per Share (Continued)

For the years ended December 31, 2007 and 2006, stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (exercise price exceeded the average stock price). These excluded stock options were approximately 5.8 million and 3.1 million shares of weighted average shares outstanding, respectively. There were no shares that were antidilutive and excluded from average shares outstanding for the diluted earnings per share calculation for the twelve months ended December 31, 2005.

22.    Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and pension and postretirement liability adjustments. The components of and changes in accumulated other comprehensive income are as follows:

(in millions)	Foreign Currency Adjustments	Pension and Postretirement Liability Adjustment	Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2005	$46.5	$(76.0)	$7.3	$(22.2)
Changes during year (net of taxes of $87.9)	162.4	(93.2)	(9.1)	60.1
Balance at December 31, 2006	208.9	(169.2)	(1.8)	37.9
Changes during year (net of taxes of $129.2)	256.8	53.1	1.3	311.2
Balance at December 31, 2007	$465.7	$(116.1)	$(0.5)	$349.1

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

Other Litigation

The Company, its Spirits business and numerous other manufacturers and importers of beer, spirits and wine were named as defendants in purported class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia seeking damages and declaratory and/or injunctive relief regarding alleged deceptive and negligent marketing of beverage alcohol to people under the legal purchase age for alcohol. All of these actions were dismissed. The Michigan and Ohio cases were remanded to the trial court to be dismissed and vacated for lack of standing, each of these were later dismissed by their respective trial courts. The dismissal of the Wisconsin case was affirmed by the Wisconsin appellate court. The appeal of the West Virginia case was voluntarily dismissed. Plaintiffs in the Ohio and Michigan cases filed a motion seeking review by the United States Supreme Court, but plaintiffs later filed a stipulation dismissing the cases with prejudice.

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

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. Acushnet stipulated to infringement and a jury trial on invalidity was conducted in December 2007. The jury returned a mixed verdict, finding one claim invalid and eight claims valid. Acushnet filed a motion for a judgment as a matter of law to overturn the inconsistent jury verdict and in the alternative requesting a new trial. Callaway filed a motion seeking a permanent injunction. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Fulham Acquisition Corp., a wholly owned subsidiary, which statements reflect total revenues of $387.1 million for the period from July 26, 2005 to December 31, 2005. The financial statements of Fulham Acquisition Corp. were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Fulham Acquisition Corp., is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Notes 11, 12 and 14 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006, the manner in which it accounts for pension and other postretirement plans as of December 31, 2006 and the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Fulham Acquisition Corp.

We have audited the consolidated balance sheet of Fulham Acquisition Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from July 26, 2005 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

KPMG Audit Plc

London, England

February 20, 2006

To The Shareholders Of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

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

/S/ BRUCE A. CARBONARI
Bruce A. Carbonari
President and
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

(b)  Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report included herein.

(c)  Report of the Registered Public Accounting Firm.

The report on the effectiveness of the Company’s internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”

(d)  Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee,” “Report of the Audit Committee,” “Certain Information Regarding Security Holdings” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2008 Proxy Statement, which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under the caption “Supplementary Item” of Part I of this Form 10-K.

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

See the information under the captions “Board Committees — Compensation and Stock Option Committee,” “2007 Compensation,” “Compensation Discussion and Analysis” and “Compensation and Stock Option Committee Report” contained in the 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions “Certain Information Regarding Security Holdings” and “Equity Compensation Plan Information” contained in the 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2008 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information under the caption “Fees of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2007, 2006 and 2005 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2007 and 2006 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005 contained in Item 8 hereof.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 111.

(3)	Exhibits

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of August 20, 2007, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 22, 2007, Commission file number 1-9076.

4.1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K dated June 27, 1989, Commission file number 1-9076.

4.2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K dated November 19, 1990, Commission file number 1-9076.

4.3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K dated October 10, 1991, Commission file number 1-9076.

4.4.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated December 10, 1999, Commission file number 1-9076.

4.5.	Conformed copy of the Fiscal Agency Agreement, dated February 1, 2006, between Fortune Brands, Inc. and JPMorgan Chase Bank, N.A., including exhibits thereto, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 1, 2006, Commission file number 1-9076.

10.1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.2.	Fortune Brands, Inc. 1990 Long-Term Incentive Plan (As Amended and Restated as of January 1, 1994) is incorporated herein by reference to Exhibit 10a to our Quarterly Report on Form 10-Q dated August 11, 1994, Commission file number 1-9076.*

10.3.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan hereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 1997, Commission file number 1-9076.*

10.4.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan and Amendment thereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 13, 2001, Commission file number 1-9076.*

10.5.	Amendment to Fortune Brands, Inc. 1990 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q dated November 8, 2007, Commission file number 1-9076.*

10.6.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 14, 2003, Commission file number 1-9076.*

10.7.	Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q dated November 8, 2007, Commission file number 1-9076.*

10.8.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076.*

10.9.	Amendment to the 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 5, 2004, Commission file number 1-9076.*

10.10.	Amendment to the 2003 Long-Term Incentive Plan Amendment is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 30, 2005, Commission file number 1-9076.*

10.11.	Amendment to Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q dated November 8, 2007, Commission file number 1-9076.*

10.12.	Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.13.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 9, 2004, Commission file number 1-9076.*

10.14.	September 2005 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2005, Commission file number 1-9076.*

10.15.	September 2006 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.16.	Form of Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.17.	February 2008 Nonqualified Stock Option Terms and Conditions for an award made to Bruce A. Carbonari under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.18.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated November 9, 2004, Commission file number 1-9076.*

10.19.	September 2005 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 30, 2005, Commission file number 1-9076.*

10.20.	September 2006 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.21.	Form of Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.22.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q dated November 9, 2004, Commission file number 1-9076.*

10.23.	Form of Performance Award Notice and Terms and Conditions for 2006-2008 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 2, 2006, Commission file number 1-9076.*

10.24.	Form of Performance Award Notice and Terms and Conditions for 2007-2009 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.25.	Form of Performance Stock Award Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.26.	Long-Term Incentive Plan Payment Matrix for the 2005-2007 performance period for Performance Awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2005, Commission file number 1-9076.*

10.27.	Long Term Incentive Plan Payment Matrix for the 2006-2008 performance period for Performance Awards under the 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2006, Commission file number 1-9076.*

10.28.	Description of salary and incentive pay awards for certain executive officers of Fortune Brands, Inc. for 2008.*

10.29.	Form of Restricted Stock Unit Agreements between the Company and certain executives is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 28, 2008, Commission file number 1-9076.*

10.30.	Restricted Stock Unit Agreement between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 28, 2008, Commission file number 1-9076.*

10.31.	Fortune Brands, Inc. Supplemental Plan, as Amended and Restated, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 6, 2007, Commission file number 1-9076.*

10.32.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.33.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.34.	Schedule identifying employee grantor Trust Agreements in favor of certain executives is incorporated herein by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission file number 1-9076.*

10.35.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.*

10.36.	Trust Agreement among Moen Incorporated, Northern Trust Company and Bruce A. Carbonari establishing an employee grantor trust for purposes of paying amounts under the Moen Incorporated Supplemental Plan.*

10.37.	Form of Change in Control Agreement between the Company and each of Messrs. Wesley, Carbonari, Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.38.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under change in control agreements is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.39.	Severance and Retirement Agreement dated September 19, 2007 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.40.	Severance Agreement dated September 19, 2007 between the Company and Bruce A. Carbonari is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.41.	Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement is incorporated herein by reference to Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.42.	Form of Severance Agreement between the Company and each of Messrs. Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.43.	Fortune Brands, Inc. Severance Plan for Vice Presidents, adopted as of January 1, 2000, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 11, 2000, Commission file number 1-9076.*

10.44.	Form of Aircraft Time-Sharing Agreement between the Company and each of Messrs. Wesley, Carbonari and Omtvedt is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2008, Commission file number 1-9076.*

10.45.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 13, 1997, Commission file number 1-9076.*

10.46.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated August 13, 1998, Commission file number 1-9076.*

10.47.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendment thereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-9076.*

10.48.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated May 15, 2001, Commission file number 1-9076.*

10.49.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q dated November 8, 2007, Commission file number 1-9076.*

10.50.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q dated November 12, 2003, Commission file number 1-9076.*

10.51.	Amendment to Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q dated November 8, 2007, Commission file number 1-9076.*

10.52.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q dated November 9, 2004, Commission file number 1-9076.*

10.53.	Fortune Brands, Inc. Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2000, Commission file number 1-9076.*

10.54.	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2005, Commission file number 1-9076.*

10.55.	Fortune Brands, Inc. Directors Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q dated November 8, 2007, Commission file number 1-9076.*

10.56.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076.*

10.57.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076.*

10.58.	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 is incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.59.	Five Year Revolving Credit Agreement dated as of October 6, 2005 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank North America, Inc., as Syndication Agents, is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K dated October 11, 2005, Commission file number 1-9076.

10.60.	Credit Agreement dated as of April 20, 2005, among Fortune Brands, Inc., the Lenders party hereto, and Credit Suisse First Boston, as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated August 8, 2005, Commission file number 1-9076.

10.61.	Amendment No. 1 dated as of July 24, 2005, to the Credit Agreement dated as of April 20, 2005 (the “Credit Agreement”), among Fortune Brands, Inc., the Lenders (as defined in Article I of the Credit Agreement), and Credit Suisse (formerly Credit Suisse First Boston), as administrative agent for the Lenders, is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q dated August 8, 2005, Commission file number 1-9076.

10.62.	Amended and Restated Credit Agreement dated as of July 26, 2005 among Fortune Brands, Inc., the lenders party thereto and Credit Suisse, as Administrative Agent, is incorporated herein by reference to Exhibit 99 to our Current Report on Form 8-K dated July 27, 2005, Commission file number 1-9076.

10.63.	364-Day Revolving Credit Agreement dated as of October 4, 2007 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto, Barclays Bank PLC and Citibank, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 4, 2007, Commission file number 1-9076.

10.64.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation.

10.65.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) incorporated herein by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q dated August 9, 2004, Commission file number 1-9076.

10.66.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated August 14, 2003, Commission file number 1-9076.

10.67.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q dated May 15, 2001, Commission file number 1-9076.

10.68.	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 21, 2005, Commission file number 1-9076.

10.69.	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2005, Commission file number 1-9076.

10.70.	Distribution Agreement dated March 15, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 21, 2005, Commission file number 1-9076.

10.71.	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K dated August 8, 2005, Commission file number 1-9076.

10.72.	Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K dated August 22, 2005, Commission file number 1-9076.

10.73.	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated August 8, 2005, Commission file number 1-9076.

10.74.	Amended and Restated Framework Agreement dated 21 April, 2005 between Pernod Ricard S.A. and Fortune Brands, Inc. (as amended by a Deed of Variations dated 24 July 2005) is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated August 8, 2005, Commission file number 1-9076.

10.75.	Amended and Restated Transaction Co-Operation Agreement dated 21 April, 2005 among Pernod Ricard S.A., Fortune Brands, Inc. and Goal Acquisitions Limited (as amended by a Deed of Variations dated 24 July 2005) is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 8, 2005, Commission file number 1-9076.

10.76.	Agreement dated as of January 27, 2006 between Fortune Brands, Inc. and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated February 2, 2006, Commission file number 1-9076.

10.77.	Agreement and Plan of Merger dated as of February 9, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition, LLC and SBR, Inc. is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K dated February 10, 2006, Commission file number 1-9076.

10.78.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., Tres Acquisition Co. and Tres Investment Company is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A dated February 22, 2006, Commission file number 1-9076.

10.79.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., SB Ross Acquisition Co. and S. Byrl Ross Enterprises, Inc. is incorporated herein by reference to Exhibit 2.3 to our Current Report on Form 8-K/A dated February 22, 2006, Commission file number 1-9076.

10.80.	Escrow and Exchange Agent Agreement dated as of June 7, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition LLC, SBR, Inc., The Bank of New York, as escrow agent, and Samuel B. Ross, II, as Holders Representative is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, Commission file number 1-9076.

12.	Statement re computation of ratio of earnings to combined fixed charges and preferred dividends.

21.	Subsidiaries of the Company.

23.1.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2.	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

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

FORTUNE BRANDS, INC. (The Company)

Date: February 28, 2008	By:	/s/ BRUCE A. CARBONARI
Bruce A. Carbonari President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE A. CARBONARI		/s/ A.D. DAVID MACKAY*
Bruce A. Carbonari, President and Chief Executive Officer (principal executive officer) Date: February 28, 2008		A.D. David Mackay Date: February 28, 2008

/s/ CRAIG P. OMTVEDT		/s/ ANNE M. TATLOCK*
Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 28, 2008		Anne M. Tatlock, Director Date: February 28, 2008

/s/ PATRICIA O. EWERS*		/s/ DAVID M. THOMAS*
Patricia O. Ewers, Director Date: February 28, 2008		David M. Thomas, Director Date: February 28, 2008

/s/ RICHARD A. GOLDSTEIN*		/s/ NORMAN H. WESLEY*
Richard A. Goldstein, Director Date: February 28, 2008		Norman H. Wesley, Chairman of the Board and Director Date: February 28, 2008

/s/ ANN FRITZ HACKETT*		/s/ PETER M. WILSON*
Ann Fritz Hackett, Director Date: February 28, 2008		Peter M. Wilson, Director Date: February 28, 2008

/s/ PIERRE E. LEROY*
Pierre E. Leroy, Director Date: February 28, 2008

*By:	/s/ MARK A. ROCHE
Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006 and 2005	Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts(a)	Write-offs and Deductions(b)	Balance @ End of Period
2007:
Allowance for cash discounts	$7.7	$80.9	$—	$81.5	$7.1
Allowance for returns	21.9	146.2	—	149.6	18.5
Allowance for doubtful accounts	19.5	14.2	3.7	9.2	28.2
	$49.1	$241.3	$3.7	$240.3	$53.8
2006:
Allowance for cash discounts	$6.7	$81.3	$—	$80.3	$7.7
Allowance for returns	20.0	165.8	1.6	165.5	21.9
Allowance for doubtful accounts	25.7	5.2	0.5	11.9	19.5
	$52.4	$252.3	$2.1	$257.7	$49.1
2005:
Allowance for cash discounts	$6.5	$74.9	$—	$74.7	$6.7
Allowance for returns	12.9	147.7		140.6	20.0
Allowance for doubtful accounts	23.1	4.1	3.9	5.4	25.7
	$42.5	$226.7	$3.9	$220.7	$52.4

(a)	Balance at acquisition date of subsidiaries, net of dispositions.
(b)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.