Form 10-K/A
period 2007-12-31
FORTUNE BRANDS INC
filed 2008-03-03
CIK 789073

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 28, 2008, to correct typographical errors in the execution date of the Report of the Independent Registered Public Accounting Firm and the certifications filed as Exhibits 31.1 and 31.2 thereto. This amendment is not intended to update any other information presented in the Annual Report as originally filed, which is reproduced herein in its entirety for ease of reference.

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

February 27, 2008

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

FORTUNE BRANDS, INC. (The Company)

Date: March 3, 2008	By:	/s/ MARK A. ROCHE
Mark A. Roche Senior Vice President, General Counsel and Secretary

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006 and 2005	Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts(a)	Write-offs and Deductions(b)	Balance @ End of Period
2007:
Allowance for cash discounts	$7.7	$80.9	$—	$81.5	$7.1
Allowance for returns	21.9	146.2	—	149.6	18.5
Allowance for doubtful accounts	19.5	14.2	3.7	9.2	28.2
	$49.1	$241.3	$3.7	$240.3	$53.8
2006:
Allowance for cash discounts	$6.7	$81.3	$—	$80.3	$7.7
Allowance for returns	20.0	165.8	1.6	165.5	21.9
Allowance for doubtful accounts	25.7	5.2	0.5	11.9	19.5
	$52.4	$252.3	$2.1	$257.7	$49.1
2005:
Allowance for cash discounts	$6.5	$74.9	$—	$74.7	$6.7
Allowance for returns	12.9	147.7		140.6	20.0
Allowance for doubtful accounts	23.1	4.1	3.9	5.4	25.7
	$42.5	$226.7	$3.9	$220.7	$52.4

(a)	Balance at acquisition date of subsidiaries, net of dispositions.
(b)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.