Form 10-Q
period 2008-03-31
FORTUNE BRANDS INC
filed 2008-05-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐ (Do not check if a smaller reporting company)     Smaller reporting company  ☐

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at April 30, 2008 was 153,688,086.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$179.4	$203.7
Accounts receivable, net	1,079.8	1,101.9
Inventories
Maturing spirits	1,231.6	1,152.8
Other raw materials, supplies and work in process	422.6	424.4
Finished products	519.6	470.4

	2,173.8	2,047.6
Other current assets	458.9	427.7

Total current assets	3,891.9	3,780.9
Property, plant and equipment, net	1,701.2	1,698.2
Goodwill resulting from business acquisitions	4,224.6	4,196.5
Other intangible assets resulting from business acquisitions, net	3,928.4	3,866.7
Investments in unconsolidated subsidiaries	200.8	196.9
Other assets	217.6	217.7

Total assets	$14,164.5	$13,956.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$40.0	$32.5
Commercial paper	398.2	198.5
Current portion of long-term debt	676.5	200.0
Accounts payable	445.5	468.9
Accrued taxes	349.2	376.7
Accrued customer programs	88.3	141.4
Accrued salaries, wages and other compensation	107.0	167.5
Accrued expenses and other liabilities	392.1	508.4

Total current liabilities	2,496.8	2,093.9
Long-term debt	3,569.6	3,942.7
Deferred income	58.5	65.2
Deferred income taxes	937.9	951.3
Other liabilities	659.2	659.8

Total liabilities	7,722.0	7,712.9

Minority interest in consolidated subsidiaries	559.0	558.5
Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.7	5.7
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	695.4	684.3
Accumulated other comprehensive income	475.6	349.1
Retained earnings	7,054.6	6,999.3
Treasury stock, at cost	(3,081.8)	(3,086.9)

Total stockholders’ equity	5,883.5	5,685.5

Total liabilities and stockholders’ equity	$14,164.5	$13,956.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	2008	2007
Net sales	$1,806.1	$1,909.1
Cost of products sold	977.7	1,061.7
Excise taxes on spirits	95.1	97.1
Advertising, selling, general and administrative expenses	491.4	475.9
Amortization of intangibles	12.4	12.0
Restructuring charges	2.3	6.1

Operating income	227.2	256.3

Interest expense	60.6	75.5
Other expense (income), net	0.4	(9.4)

Income from continuing operations before income taxes and minority interests	166.2	190.2
Income taxes	52.4	62.8
Minority interests	6.2	6.1

Income from continuing operations	107.6	121.3
Income (loss) from discontinued operations	12.9	(1.1)

Net income	$120.5	$120.2

Earnings (loss) per common share
Basic
Continuing operations	$0.70	$0.80
Discontinued operations	0.08	(0.01)

Net earnings	$0.78	$0.79

Diluted
Continuing operations	$0.69	$0.78
Discontinued operations	0.08	(0.01)

Net earnings	$0.77	$0.77

Dividends paid per common share	$0.42	$0.39

Average number of common shares outstanding
Basic	154.0	152.4

Diluted	156.3	156.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(in millions)

(Unaudited)

	2008	2007
Operating activities
Net income	$120.5	$120.2
Restructuring charges	1.2	—
Depreciation and amortization	64.6	67.4
Stock-based compensation	5.9	8.5
Deferred income taxes	9.3	(9.1)
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease in accounts receivable	33.2	26.7
Increase in inventories	(77.1)	(59.0)
Decrease in accounts payable	(31.9)	(29.0)
Decrease in accrued expenses and other liabilities	(226.1)	(265.2)
(Decrease) increase in accrued taxes	(13.8)	9.8
Other operating activities, net	(30.3)	(44.9)

Net cash used by operating activities	(144.5)	(174.6)

Investing activities
Additions to property, plant and equipment	(33.4)	(45.4)
Proceeds from the disposition of property, plant and equipment	1.5	1.7

Net cash used by investing activities	(31.9)	(43.7)

Financing activities
Increase in short-term debt and commercial paper, net	204.7	230.8
Repayment of long-term debt	(0.1)	—
Dividends paid to stockholders	(64.8)	(59.6)
Proceeds received from exercise of stock options	4.1	26.4
Tax benefit on exercise of stock options	0.4	8.9
Other financing activities, net	1.4	13.6

Net cash provided by financing activities	145.7	220.1

Effect of foreign exchange rate changes on cash	6.4	2.8

Net (decrease) increase in cash and cash equivalents	$(24.3)	$4.6

Cash and cash equivalents at beginning of period	$203.7	$182.7

Cash and cash equivalents at end of period	$179.4	$187.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	($3,162.2)	$4,728.0
Comprehensive income
Net income	—	—	—	—	120.2	—	120.2
Changes during the period	—	—	—	(9.3)	—	—	(9.3)

Total comprehensive income	—	—	—	(9.3)	120.2	—	110.9

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($0.39 per Common share and $0.6675 per Preferred share)	—	—	—	—	(59.6)	—	(59.6)
Stock-based compensation	—	—	14.2	—	(4.5)	25.3	35.0
Excess tax benefit on exercise of stock options	—	—	10.8	—	—	—	10.8
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.8)	—	—	0.9	—

Balance at March 31, 2007	$6.2	$734.0	$639.9	$28.6	$6,548.8	($3,136.0)	$4,821.5

Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	($3,086.9)	$5,685.5
Comprehensive income
Net income	—	—	—	—	120.5	—	120.5
Changes during the period	—	—	—	126.5	—	—	126.5

Total comprehensive income	—	—	—	126.5	120.5	—	247.0

Dividends ($0.42 per Common share and $0.6675 per Preferred share)	—	—	—	—	(64.8)	—	(64.8)
Stock-based compensation	—	—	10.7	—	(0.4)	4.8	15.1
Excess tax benefit on exercise of stock options	—	—	0.7	—	—	—	0.7
Conversion of preferred stock (<0.1 shares)	—	—	(0.3)	—	—	0.3	—

Balance at March 31, 2008	$5.7	$734.0	$695.4	$475.6	$7,054.6	($3,081.8)	$5,883.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of March 31, 2008, the related condensed consolidated statements of income for the three-month periods ended March 31, 2008 and 2007 and the related condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. We do not expect FAS 141R to materially impact our results of operations, cash flows or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FAS No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity, however because the minority interest in the Spirits business held by V&S Group is in the form of redeemable preferred stock, it will continue to be classified in the mezzanine level (between liabilities and stockholders’ equity). As of March 31, 2008 and December 31, 2007, the carrying value of the minority interest held by V&S Group was $542.9 million and the carrying value of other minority interests/noncontrolling interests (which will be reclassified to equity upon adoption of FAS 160) was $16.1 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

Fair Value Measurements

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We have elected to defer the adoption of nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on our results of operations, cash flows or financial position.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 establishes disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands).

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

The following table summarizes the results of the discontinued operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(in millions)	2008	2007
Net sales	$—	$39.7

Loss from discontinued operations before income taxes	$—	$(1.6)
Income tax benefits	(12.9)	(0.5)

Income (loss) from discontinued operations, net of income taxes	$12.9	$(1.1)

In the first quarter of 2008, we revised the calculation of the after tax gain by recording a tax benefit of $12.9 million. The tax benefit resulted from lower estimated state tax liabilities from the sale of the U.S. Wine business.

4.	Goodwill and Other Intangible Assets

We had goodwill of $4,224.6 million as of March 31, 2008. The increase in goodwill of $28.1 million during the three months ended March 31, 2008 was due to foreign currency translation adjustments, partly offset by acquisition-related adjustments, primarily related to income taxes.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Intangible Assets (Continued)

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2007	Acquisition-Related Adjustments	Translation Adjustments	Balance at March 31, 2008
Spirits	$2,264.6	$(7.4)	$31.2	$2,288.4
Home and Hardware	1,920.1	—	4.3	1,924.4
Golf	11.8	—	—	11.8

Total goodwill, net	$4,196.5	$(7.4)	$35.5	$4,224.6

We also had indefinite-lived intangibles, principally trade names, of $3,198.9 million and $3,136.1 million as of March 31, 2008 and December 31, 2007, respectively. The increase of $62.8 million was due to changes in foreign currency translation adjustments.

Amortizable identifiable intangible assets, principally trade names, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and trade name performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing trade name support and promotion, financial results and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	As of March 31, 2008				As of December 31, 2007
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,270.9	$(72.0	) (1)	$3,198.9	$3,208.1	$(72.0	)(1)	$3,136.1
Amortizable intangible assets
Trade names	499.0	(153.5)		345.5	485.6	(148.4)		337.2
Customer and contractual relationships	399.2	(110.1)		289.1	399.1	(103.6)		295.5
Patents/proprietary technology	81.6	(24.4)		57.2	81.6	(22.8)		58.8
Licenses and other	45.3	(7.6)		37.7	45.3	(6.2)		39.1

Total	1,025.1	(295.6)		729.5	1,011.6	(281.0)		730.6

Total identifiable intangibles	$4,296.0	$(367.6)		$3,928.4	$4,219.7	$(353.0)		$3,866.7

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $12.4 million and $12.0 million for the three months ended March 31, 2008 and 2007, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Minority Interest Held by V&S Group

V&S Group (V&S) owns a 10% minority interest in our Spirits business (BGSW). The minority interest is in the form of shares of redeemable and convertible preferred stock (“The BGSW minority interest”). The carrying value of the minority interest at March 31, 2008 and December 31, 2007 was $542.9 million. Fortune Brands continues to own 90% of the capital stock of this business. The Company has the right to acquire the BGSW minority interest owned by the V&S Group at fair value in whole or in part upon signing a contract for a change in control of V&S, The Absolut Spirits Company, sale of the Absolut brand, or the dissolution of Future Brands LLC (our U.S. sales and distribution joint venture). The contract with V&S provides that the BGSW minority interest cannot be transferred or sold to a third party by V&S without the Company’s consent.

The shares of BGSW convertible preferred stock issued to V&S are convertible into 10% of the BGSW common stock and have voting power equivalent to a 10% interest in BGSW common stock. The dividend on preferred stock is equal to the greater of 10% of the dividend paid on BGSW common stock or the dividends paid on preferred stock. The Series A-1 Preferred Stock is entitled to a dividend of 3.2647% of the preferred stock’s face value ($344.6 million) plus unpaid accrued dividends. The Series A-2 Preferred Stock is entitled to a dividend of 4% of the preferred stock’s face value ($153.0 million) plus unpaid accrued dividends. No dividends may be paid on common stock unless all unpaid accrued BGSW preferred stock dividends have been paid. For the three months ended March 31, 2008 and 2007, BGSW declared total preferred dividends of $4.3 million to V&S that were recorded as minority interest expense.

We account for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and measure this minority interest at fair value with changes in fair value reflected in income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period, we estimate fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The ultimate fair value upon redemption will be based upon numerous factors that will be subject to assessment by the BGSW board or by an independent appraiser if the board is unable to reach a consensus. No adjustments to fair value were recorded in the three months ended March 31, 2008 and 2007.

As a result of the announced pending sale of V&S to Pernod Ricard S.A. (Pernod Ricard), on April 3, 2008, we gave notice to V&S that we will exercise a call option to repurchase the BGSW minority interest. The actual negotiated settlement price for our repurchase of the minority interest may be different than the current carrying value due to the unique terms of the minority interest. We expect the repurchase to be completed in the next twelve months.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Maxxium Worldwide B.V.

A subsidiary of BGSW is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium). The Company owns a 25% interest in Maxxium that is accounted for using the equity method. The other 25% partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd., and V&S Group.

In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In connection with Rémy’s termination, it is expected that Rémy will pay a substantial termination penalty to Maxxium.

The government of Sweden has agreed to sell V&S, another of our Maxxium joint venture partners, to Pernod Ricard, subject to required regulatory clearances. Pernod Ricard has indicated that it will withdraw V&S from Maxxium within two years from closing.

Maxxium’s direct sales force sells in many markets outside the United States representing approximately 15% of the net sales of our Spirits business. The Company has sufficient global distribution capabilities and does not expect the withdrawal of Rémy and V&S from Maxxium will have a material adverse impact on our Spirits business. The Company continues to deem that the carrying value of its investment in Maxxium of $107.2 million is recoverable.

7.	Income Taxes

The effective income tax rate for the three months ended March 31, 2008 and 2007 was 31.5% and 33.0%, respectively. The decrease in the effective rate was primarily due to higher foreign income taxed at lower statutory rates.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $205 to $230 million primarily as a result of the conclusion of U.S. federal and state income tax proceedings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2008 and 2007 by segment were as follows:

	Three Months Ended March 31,
(in millions)	2008	2007	% Change vs. Prior Year
Net Sales
Spirits	$515.3	$519.4	(0.8)%
Home and Hardware	894.4	1,022.6	(12.5)
Golf	396.4	367.1	8.0

Net Sales	$1,806.1	$1,909.1	(5.4)%

Operating Income
Spirits	$128.6	$130.9	(1.8)%
Home and Hardware	60.9	86.4	(29.5)
Golf	51.5	53.6	(3.9)
Less:
Corporate expenses	13.8	14.6	5.5

Operating Income	$227.2	$256.3	(11.4)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

	Three Months Ended March 31,
(in millions, except for per share amounts)	2008	2007
Income from continuing operations	$107.6	$121.3
Income (loss) from discontinued operations	12.9	(1.1)

Net income	120.5	120.2
Less: Preferred stock dividends	0.2	0.2

Income available to common stockholders – basic	120.3	120.0
Convertible Preferred stock dividends	0.2	0.2

Income available to common stockholders – diluted	$120.5	$120.2

Weighted average number of common shares outstanding – basic	154.0	152.4
Conversion of Convertible Preferred stock	1.2	1.3
Exercise of stock options	1.1	2.4

Weighted average number of common shares outstanding – diluted	156.3	156.1
Earnings (loss) per common share
Basic
Continuing operations	$0.70	$0.80
Discontinued operations	0.08	(0.01)

Net earnings	$0.78	$0.79

Diluted
Continuing operations	$0.69	$0.78
Discontinued operations	0.08	(0.01)

Net earnings	$0.77	$0.77

For the three months ended March 31, 2008 and 2007, certain stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (the exercise price exceeded the average stock price). These excluded stock options were approximately 8.8 million and 4.1 million shares for the three months ended March 31, 2008 and 2007, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$8.0	$8.7	$0.8	$1.1
Interest cost	14.5	13.3	2.3	2.4
Expected return on plan assets	(17.4)	(15.5)	—	—
Amortization of prior service cost	0.6	0.7	(0.3)	(0.4)
Amortization of net actuarial loss	2.0	3.4	0.1	0.6

Net periodic benefit cost	$7.7	$10.6	$2.9	$3.7

The decrease in pension and postretirement expense was primarily a result of an increase in the discount rate. In addition, pension expense decreased due to a higher expected return on plan assets as a result of the impact of pension contributions in 2007, as well as certain pension plan changes.

11.	Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurement.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. As permitted under FAS 157, we elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and indefinite-lived intangible assets, until January 1, 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows:

		Fair Value at Reporting Date Using
(in millions)	March 31, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$19.5	$19.5	$—
Deferred compensation program assets	66.2	66.2	—

Total assets	$85.7	$85.7	$—

Liabilities
Derivatives	$10.4	$10.4	$—
Deferred compensation program liabilities	66.2	66.2	—
Minority interest in Spirits business	542.9	—	542.9

Total liabilities	$619.5	$76.6	$542.9

Derivatives are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies, or commodity swaps of forecasted commodity purchases. Deferred compensation programs assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

Assets and liabilities measured at fair value using unobservable inputs require a significant degree of judgment and estimates regarding assumptions, including, but not limited to, projected future levels of income based on management’s plans, as well as business trends, prospects, and market and economic conditions. As a result, changes to the fair values could have a material impact on results of operations and liquidity when realized. The fair value of the minority interest in the Spirits business is based on a combination of market-based earnings multiples and discounted cash flow techniques.

Below is a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Minority Interest in Spirits Business
Beginning balance	$542.9
Unrealized gains or losses included in earnings	—

Ending balance	$542.9

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The actual negotiated settlement price for our pending repurchase of the BGSW minority interest may be different than the current carrying value due to the unique terms of the minority interest. For additional information on the accounting for the minority interest in the Spirits business, refer to Note 5, “Minority Interest Held by V&S Group.”

12.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal financial instruments used are forward foreign exchange contracts, interest rate swaps and commodity swaps. There were no interest rate swaps outstanding as of March 31, 2008 or December 31, 2007.

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. We also enter into forward foreign exchange contracts to hedge a portion of our net investments in certain foreign subsidiaries. We enter into commodity swaps that correspond to periods of forecasted commodity purchases. We account for these commodity derivatives as either cash flow or economic hedges. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair value of economic hedges are recorded directly into current period earnings.

The counterparties are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that the losses, if any, would be immaterial. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

13.	Guarantees and Commitments

As of March 31, 2008, we had third-party guarantees totaling approximately $99 million. These represent guarantees of the debt of Maxxium Worldwide B.V. (Maxxium), our Spirits business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.4 million existed as of March 31, 2008 to reflect the fair value of the guarantees to Maxxium.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Guarantees and Commitments (Continued)

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At March 31, 2008, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $34.4 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.9 million as of March 31, 2008.

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. Pursuant to FIN 45, we cannot reasonably estimate potential payments under these divestiture-related indemnity obligations. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2008 or in future periods.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for three months ended March 31, 2008 and 2007 are shown below.

	Three Months Ended March 31, 2008
	Restructuring Charges	Restructuring-Related		Total Charges
(in millions)		Cost of Sales	G&A (1)
Spirits	$—	$—	$1.0	$1.0
Home and Hardware	2.3	2.6	2.2	7.1

	$2.3	$2.6	$3.2	$8.1

	Three Months Ended March 31, 2007
	Restructuring Charges	Restructuring-Related		Total Charges
(in millions)		Cost of Sales	G&A (1)
Spirits	$2.3	$—	$—	$2.3
Home and Hardware	3.8	2.8	0.1	6.7

	$6.1	$2.8	$0.1	$9.0

(1)	General and administrative expenses.

Spirits restructuring-related charges in 2008 related to one-time charges for targeted repositioning actions. Spirits charges in 2007 primarily related to a distribution model change in Australia. Home and Hardware charges in 2008 and 2007 principally related to supply chain realignment and cost reduction initiatives.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2007	2008 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at March 31, 2008
Workforce reductions	$9.3	$3.2	$(6.3)	$—	$6.2
Asset write-downs	—	0.1	0.5	(0.6)	—
Contract termination costs	3.7	0.1	(0.5)	—	3.3
Other	1.3	(1.1)	(0.2)	—	—

	$14.3	$2.3	$(6.5)	$(0.6)	$9.5

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at March 31, 2008 were deferred losses of $0.1 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the three months ended March 31, 2008 and 2007 was $247.0 million and $110.9 million, respectively. The primary reason for the increase was the impact of the change in exchange rates on the translation of foreign currency balance sheets.

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

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. Acushnet stipulated to infringement and a jury trial on invalidity was conducted in December 2007. The jury returned a mixed verdict, finding one claim invalid and eight claims valid. Acushnet filed a motion for a judgment as a matter of law to overturn the inconsistent jury verdict and in the alternative requesting a new trial. Callaway filed a motion seeking a permanent injunction. Subsequent to the trial, the U.S. Patent and Trademark Office (PTO) issued office actions determining all four Callaway patents to be invalid. The PTO also since closed the reexamination on one of the patents, issuing a final determination that the patent is invalid. That determination may be appealed by Callaway to the Patent Board of Appeals. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

	Net Sales
(in millions)	2008	2007	% Change vs. Prior Year
Spirits	$515.3	$519.4	(0.8)%
Home and Hardware	894.4	1,022.6	(12.5)
Golf	396.4	367.1	8.0

Net Sales	$1,806.1	$1,909.1	(5.4)%

	Operating Income
	2008	2007	% Change vs. Prior Year
Spirits	$128.6	$130.9	(1.8)%
Home and Hardware	60.9	86.4	(29.5)
Golf	51.5	53.6	(3.9)
Less:
Corporate expenses	13.8	14.6	5.5

Operating Income	$227.2	$256.3	(11.4)%

Fortune Brands net sales decreased 5%, operating income decreased 11% and income from continuing operations was 11% lower.

The sales decrease was primarily due to the correction in the U.S. home products market that impacted our Home and Hardware business, partially offset by strong growth in international markets across all segments.

Operating income decreased on lower sales, adverse operating leverage in the Home and Hardware business and an increase in brand investment. Operating income benefited from select price increases, productivity improvements and reduced cost structures in the Home and Hardware business.

Income from continuing operations decreased due to lower operating income discussed above and expenses related to participation in the auction process for the acquisition of V&S Group, partially offset by lower interest expense.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales decreased $103.0 million, or 5%, to $1.8 billion due to:

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business and

•	the impact of a greater seasonal reduction in U.S. distributor inventories in the Spirits business.

Sales benefited from:

•	newly introduced products and line extensions across all businesses (approximately $63 million in total, net of discontinued products),

•	favorable foreign currency ($47 million) and

•	price increases implemented to offset higher costs for materials in the Home and Hardware business, as well as targeted price increases in the Spirits business.

Cost of products sold

Cost of products sold decreased $84.0 million, or 8%, primarily on lower sales, as well as cost reduction programs, global sourcing initiatives and productivity improvements, partly offset by unfavorable coverage of manufacturing costs.

Excise taxes on spirits

Excise taxes on spirits were up 18 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percent of total Company sales. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $15.5 million, or 3%, primarily as a result of higher brand investment in the Spirits and Golf businesses.

Amortization of intangibles

Amortization of intangibles increased $0.4 million to $12.4 million due to changes in foreign currency rates.

Restructuring charges

For the three months ended March 31, 2008, we recorded restructuring charges of $2.3 million related to supply chain realignment and cost reduction initiatives in the Home and Hardware business. In the three months ended March 31, 2007, we recorded restructuring charges of $6.1 million principally related to a change in the distribution model in Australia for the Spirits business, as well as cost reduction initiatives in the Home and Hardware business.

Interest expense

Interest expense decreased $14.9 million, or 20%, to $60.6 million primarily as a result of lower average debt, as well as slightly lower average interest rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Other income, net

Other income, net decreased $9.8 million to $0.4 million primarily as a result of $7.3 million of expenses related to participation in the auction process for the acquisition of V&S Group. Other income, net, also includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. spirits distribution joint venture), interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rate for the three months ended March 31, 2008 and 2007 was 31.5% and 33.0%, respectively. The decrease in the effective rate was primarily due to higher foreign income taxed at lower statutory rates.

Minority interests

Minority interest expense was $6.2 million compared to $6.1 million last year.

Net income

Net income was $120.5 million, or $0.78 per basic share and $0.77 per diluted share, for the three months ended March 31, 2008. This compared to net income of $120.2 million, or $0.79 per basic share and $0.77 per diluted share, for the three months ended March 31, 2007. Income from continuing operations (excluding the U.S. Wine business that was sold last year) was $107.6 million, or $0.70 per basic share and $0.69 per diluted share, for the three months ended March 31, 2008. These results compared to $121.3 million, or $0.80 per basic share and $0.78 per diluted share, for the three months ended March 31, 2007, respectively. The 11% ($13.7 million) decrease in income from continuing operations was primarily due to lower operating income and expenses related to participation in the auction process for V&S Group, partly offset by lower interest expense and a decrease in the effective tax rate. Income from discontinued operations was $12.9 million for the three months ended March 31, 2008, or $0.08 per basic and diluted share, due to a revision to the calculation of the state tax benefit on the gain on the sale of the U.S. Wine business. This compared to a loss from discontinued operations for the three months ended March 31, 2007 of $1.1 million, or $0.01 per basic and diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales decreased $4.1 million, or 1%, to $515.3 million, primarily due to a greater year-over-year seasonal reduction in U.S. distributor inventories, as well as the impact of the wind-down of a transitional manufacturing agreement with Pernod Ricard S.A. (Pernod Ricard) to produce certain products at cost subsequent to a 2005 acquisition. These effects were partially offset by higher sales at the premium end of our portfolio, favorable foreign exchange ($21 million) and the impact of targeted price increases.

Operating income decreased $2.3 million, or 2%, to $128.6 million, primarily on the impact of the reduction in U.S. distributor inventories, as well as higher brand spending for our global premium spirits brands. These decreases were partially offset by the impact of price increases and a favorable mix shift toward our premium brands.

The Spirits business is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium). The Company retains a 25% ownership interest in Maxxium and accounts for its investment using the equity method. The Company’s other equal partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd. and V&S Group (V&S). In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In connection with Rémy’s termination, it is expected that Rémy will pay a substantial termination penalty to Maxxium. The government of Sweden has agreed to sell V&S, the owner of Absolut vodka, to Pernod Ricard, subject to required regulatory clearances. Pernod Ricard has indicated that it will withdraw V&S from Maxxium within two years from closing. Maxxium’s direct sales force sells in many markets outside the United States representing approximately 15% of the net sales of the Spirits business. The Company has sufficient global distribution capabilities and does not expect the withdrawal of Rémy and V&S from Maxxium will have a material adverse impact on our Spirits business. The Company continues to deem that the carrying value of its investment in Maxxium of $107.2 million is recoverable.

V&S, through its U.S. subsidiary, is our U.S. sales and distribution joint venture partner in Future Brands LLC. The initial operating term of Future Brands LLC ends February 2012.

V&S owns a 10% interest in the convertible preferred stock of Beam Global Spirits & Wine, Inc., our Spirits business. As a result of the pending sale of V&S, we gave contractual notice to V&S that we will exercise a call option to repurchase V&S’s 10% equity stake in the Spirits business. The actual negotiated settlement price for our repurchase of the minority interest may be different than the current carrying value due to the unique terms of the minority interest. We expect the repurchase to be completed in the next twelve months.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits (Continued)

Factors that could adversely affect results include potential changes to distribution, competitive pricing activities, changes in U.S. wholesale distributor inventory levels, and the possibility of excise and other tax increases, including internationally. In April 2008, the Australian government increased excise taxes on ready-to-drink products, which impacts Beam’s pre-mixed Beam and cola product offering. We are currently assessing the impact of the tax increase on our sales and operating income.

Home and Hardware

Net sales decreased $128.2 million, or 13%, to $894.4 million. The decrease was primarily attributable to the correction in the U.S. home products market. The slowing of the U.S. economy also contributed to the decline. Sales benefited from new products and line extensions (approximately $54 million in total, particularly in faucets and exterior doors), share gains (faucets and locks), higher sales of security products, expansion in international markets, continued extension of brands into adjacent product categories, and the impact of select price increases.

Operating income decreased $25.5 million, or 30%, to $60.9 million. Operating income continued to be negatively impacted by lower sales and the resulting unfavorable coverage of manufacturing and overhead costs. Operating income benefited from select price increases, productivity improvements, global sourcing initiatives to reduce materials costs, and absence of mark-to-market expenses on commodity hedges incurred in 2007, as well as a reduction in manufacturing, overhead and administrative cost structures.

The correction in the overall U.S. home products market, which is projected by economists to decline at a low-double-digit rate again in 2008, will continue to negatively impact the results of operations for our Home and Hardware business. We will strive to mitigate the impact of the downturn on our net sales through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the more stable replace-and-remodel segment of the U.S. home products market. Through previously announced restructuring activities and ongoing cost control initiatives, we are aligning supply-chain and administrative costs with marketplace demand in order to mitigate the impact of the downturn on our operating income and operating margins. We anticipate that 2008 operating income will benefit from lower restructuring and restructuring-related charges.

Our business may also continue to be affected by competitive pricing, as well as further increases in the costs of certain commodities and sourced components.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales increased $29.3 million, or 8%, to $396.4 million. Sales growth was across all product lines (golf balls, golf clubs, shoes, gloves and accessories) and key global markets, and benefited from new product introductions and favorable foreign exchange ($13 million).

Operating income decreased $2.1 million, or 4%, to $51.5 million primarily due to increased brand investment, close-out pricing in advance of the launch of next-generation products, higher distribution costs and patent license expenses.

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

Corporate

Corporate expenses of $13.8 million, which include salaries, benefits and expenses related to corporate office employees, decreased $0.8 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities, commercial paper, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic options, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Cash Flows

Net cash used by operating activities was $144.5 million for the three months ended March 31, 2008 compared $174.6 million for the same three-month period last year. The decrease in cash used of $30.1 million was principally due to lower customer program and employee incentive payments in the first quarter of 2008 compared to 2007, partially offset by $48 million of taxes paid in the first quarter of 2008 related to the sale of the Beam Wine business last year.

Net cash used by investing activities for the three months ended March 31, 2008 decreased to $31.9 million, compared with $43.7 million in the same three-month period last year, as a result of lower capital spending.

Net cash provided by financing activities for the three months ended March 31, 2008 was $145.7 million, compared with $220.1 million in the same three-month period last year. The decrease of $74.4 million was primarily due to less financing from commercial paper and cash from the exercise of stock options.

Capitalization

Total debt increased $310.6 million during the three-month period ended March 31, 2008 to $4.7 billion. The ratio of total debt to total capital increased to 42.1% at March 31, 2008 from 41.2% at December 31, 2007 primarily due to higher debt resulting from seasonal working capital requirements.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement which matures in October 2008. There were no amounts outstanding under either credit agreement as of March 31, 2008. The 364-day credit agreement includes an option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. The facilities support the Company’s commercial paper borrowings in the commercial paper market.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Common Stock Repurchase Program

On March 25, 2008, our Board of Directors approved a share repurchase program pursuant to which we could purchase up to 15,000,000 shares of our common stock in open market or privately negotiated transactions from March 25, 2008 to December 31, 2008.

Repurchase of 10% Minority Interest in Spirits Business

As a result of the pending sale of V&S Group (V&S) to Pernod Ricard S.A., on April 3, 2008, we gave notice to V&S that we will exercise a call option to repurchase its 10% equity stake in our Spirits business. The carrying value of the minority interest at March 31, 2008 was $542.9 million. The actual negotiated settlement price for our repurchase of the minority interest may be different than the current carrying value due to the unique terms of the minority interest. We expect to finance the repurchase through use of cash flow from operations and commercial paper borrowings, and to complete the repurchase in the next twelve months.

Dividends

A summary of 2008 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$ 0.42 per share	January 22, 2008	February 6, 2008	March 3, 2008
$ 0.42 per share	April 29, 2008	May 14, 2008	June 2, 2008

A summary of 2008 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$ 0.6675 per share	January 22, 2008	February 6, 2008	March 10, 2008
$ 0.6675 per share	April 29, 2008	May 14, 2008	June 10, 2008

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section titled “—Forward-Looking Statements.”

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, including our repurchase of the minority interest in the Spirits business, repayment of the current portion of long-term debt and our share repurchase activities. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium Worldwide B.V. (Maxxium), our Spirits international sales and distribution joint venture, totaled approximately $99 million as of March 31, 2008. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.4 million as of March 31, 2008 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S Group, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At March 31, 2008, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $34.4 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.9 million as of March 31, 2008. Refer to Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information on the spin-off of the Office business.

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

We have not made any payments related to indemnity obligations that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that potential payments we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for 2008 or in subsequent periods.

In total, the guarantees identified above do not have and are not expected to have a significant impact on our liquidity.

RECENTLY ISSUED ACCOUNTING STANDARDS

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. We do not expect FAS 141R to materially impact our results of operations, cash flows or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FAS No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity, however because the minority interest in the Spirits business held by V&S Group is in the form of redeemable preferred stock, it will continue to be classified in the mezzanine level (between liabilities and stockholders’ equity). As of March 31, 2008 and December 31, 2007, respectively, the carrying value of the minority interest held by V&S Group was $542.9 million and the carrying value of other minority interests/noncontrolling interests (which will be reclassified to equity upon adoption of FAS 160) was $16.1 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

Fair Value Measurements

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We have elected to defer the adoption of nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on our results of operations, cash flows or financial position.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 establishes the disclosure requirements for derivatives instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands).

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

•	changes related to the forthcoming privatization of V&S Group,

•	ability to attract and retain qualified personnel,

•	general economic conditions, including the U.S. housing market,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

•	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of May 1, 2008, there were approximately 10 smoking and health cases pending against the Company all of which were filed by individual plaintiffs. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2007. See “Pending Cases” below.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, but instead addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On October 1, 2007, the United States Supreme Court, denied defendants’ motion seeking review by that court. The Company is not a party to the Engle litigation.

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

Pending Cases

There were no pending smoking and health proceedings in which the Company has been named as a defendant other than as previously reporting in Exhibit 99 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Terminated Cases

No tobacco-related cases were terminated in the three months ended March 31, 2008.

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

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended March 31, 2008:

Three Months Ended March 31, 2008	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31	2,996	$70.20	—	—
February 1 – February 28	—	—	—	—
March 1 – March 31	1,198	63.43	—	15,000,000

Total	4,194	$68.27	—

(1)

The Company did not repurchase any shares between January 1, 2008 and March 31, 2008 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on March 25, 2008. The share repurchase program authorizes the Company to purchase up to 15,000,000 shares from March 25, 2008 to December 31, 2008.

(2)

The Company purchased all of the 4,194 shares between January 1, 2008 and March 31, 2008 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of August 20, 2007, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 22, 2007, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: May 9, 2008	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of August 20, 2007, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 22, 2007, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.