Form 10-Q
period 2008-06-30
FORTUNE BRANDS INC
filed 2008-08-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at July 31, 2008 was 149,919,432.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$160.7	$203.7
Accounts receivable, net	1,212.3	1,101.9

Inventories
Maturing spirits	1,250.6	1,152.8
Other raw materials, supplies and work in process	414.6	424.4
Finished products	497.0	470.4

	2,162.2	2,047.6
Other current assets	432.9	427.7

Total current assets	3,968.1	3,780.9
Property, plant and equipment, net	1,676.7	1,698.2
Goodwill resulting from business acquisitions	3,933.0	4,196.5
Other intangible assets resulting from business acquisitions, net	3,902.7	3,866.7
Investments in unconsolidated subsidiaries	85.1	110.0
Other assets	292.4	304.6

Total assets	$13,858.0	$13,956.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$36.3	$32.5
Commercial paper	612.2	198.5
Current portion of long-term debt	472.9	200.0
Accounts payable	429.7	468.9
Accrued taxes	103.9	376.7
Accrued customer programs	98.6	141.4
Accrued salaries, wages and other compensation	132.3	167.5
Accrued expenses and other liabilities	444.9	508.4

Total current liabilities	2,330.8	2,093.9

Long-term debt	3,563.1	3,942.7
Deferred income	51.8	65.2
Deferred income taxes	913.1	951.3
Other liabilities	659.0	659.8

Total liabilities	7,517.8	7,712.9

Minority interest in consolidated subsidiaries	468.7	558.5

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.6	5.7
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	709.9	684.3
Accumulated other comprehensive income	510.3	349.1
Retained earnings	7,125.8	6,999.3
Treasury stock, at cost	(3,214.1)	(3,086.9)

Total stockholders’ equity	5,871.5	5,685.5

Total liabilities and stockholders’ equity	$13,858.0	$13,956.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	2008	2007
Net sales	$3,901.5	$4,202.4

Cost of products sold	2,077.4	2,277.5
Excise taxes on spirits	223.8	216.0
Advertising, selling, general and administrative expenses	1,029.8	999.7
Amortization of intangibles	24.9	24.0
Restructuring charges	10.1	13.1
Intangible asset impairment charges	324.3	—

Operating income	211.2	672.1

Interest expense	118.8	151.9
Other expense (income), net	14.1	(16.9)

Income from continuing operations before income taxes and minority interests	78.3	537.1

Income tax expense	14.0	174.3
Minority interest (income) expense	(69.9)	12.0

Income from continuing operations	134.2	350.8
Income from discontinued operations	122.3	1.4

Net income	$256.5	$352.2

Earnings per common share
Basic
Continuing operations	$0.87	$2.30
Discontinued operations	0.80	0.01

Net earnings	$1.67	$2.31

Diluted
Continuing operations	$0.86	$2.24
Discontinued operations	0.79	0.01

Net earnings	$1.65	$2.25

Dividends paid per common share	$0.84	$0.78

Average number of common shares outstanding
Basic	153.5	152.6

Diluted	155.8	156.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	2008	2007
Net sales	$2,095.4	$2,293.3

Cost of products sold	1,099.7	1,215.8
Excise taxes on spirits	128.7	118.9
Advertising, selling, general and administrative expenses	538.4	523.8
Amortization of intangibles	12.5	12.0
Restructuring charges	7.8	7.0
Intangible asset impairment charges	324.3	—

Operating (loss) income	(16.0)	415.8

Interest expense	58.2	76.4
Other expense (income), net	13.7	(7.5)

(Loss) income from continuing operations before income taxes and minority interests	(87.9)	346.9

Income tax (income) expense	(38.4)	111.5
Minority interest (income) expense	(76.1)	5.9

Income from continuing operations	26.6	229.5
Income from discontinued operations	109.4	2.5

Net income	$136.0	$232.0

Earnings per common share
Basic
Continuing operations	$0.17	$1.50
Discontinued operations	0.72	0.02

Net earnings	$0.89	$1.52

Diluted
Continuing operations	$0.17	$1.47
Discontinued operations	0.71	0.01

Net earnings	$0.88	$1.48

Dividends paid per common share	$0.42	$0.39

Average number of common shares outstanding
Basic	153.0	152.8

Diluted	155.3	156.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(in millions)

(Unaudited)

	2008	2007
Operating activities
Net income	$256.5	$352.2
Restructuring charges	2.8	0.9
Depreciation and amortization	131.4	136.4
Intangible asset impairment charges	324.3	—
Stock-based compensation	19.7	18.3
Deferred income taxes	(1.2)	(20.6)
Increase in accounts receivable	(91.5)	(136.7)
(Increase) decrease in inventories	(62.0)	0.9
Decrease in accounts payable	(46.4)	(31.9)
Decrease in accrued expenses and other liabilities	(230.4)	(181.0)
(Decrease) increase in accrued taxes	(266.1)	40.0
Other operating activities, net	(3.2)	(46.5)

Net cash provided by operating activities	33.9	132.0

Investing activities
Additions to property, plant and equipment	(71.9)	(98.9)
Proceeds from the disposition of property, plant and equipment	6.8	4.6
Acquisitions, net of cash acquired, and divestitures	(1.9)	(6.2)

Net cash used by investing activities	(67.0)	(100.5)

Financing activities
Increase (decrease) in short-term debt and commercial paper, net	415.7	(8.7)
Repayment of long-term debt	(200.0)	—
Dividends paid to stockholders	(129.0)	(119.3)
Cash purchases of common stock for treasury	(141.4)	—
Proceeds received from exercise of stock options	10.9	42.9
Tax benefit on exercise of stock options	2.1	11.7
Other financing activities, net	20.2	4.6

Net cash used by financing activities	(21.5)	(68.8)

Effect of foreign exchange rate changes on cash	11.6	5.4

Net decrease in cash and cash equivalents	$(43.0)	$(31.9)

Cash and cash equivalents at beginning of period	$203.7	$182.7

Cash and cash equivalents at end of period	$160.7	$150.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	($3,162.2)	$4,728.0
Comprehensive income
Net income	—	—	—	—	352.2	—	352.2
Changes during the period	—	—	—	87.6	—	—	87.6

Total comprehensive income	—	—	—	87.6	352.2	—	439.8

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($0.78 per Common share and $1.335 per Preferred share)	—	—	—	—	(119.3)	—	(119.3)
Stock-based compensation	—	—	27.4	—	(5.9)	39.9	61.4
Excess tax benefit on exercise of stock options	—	—	15.4	—	—	—	15.4
Conversion of preferred stock (<0.1 shares)	(0.3)	—	(1.4)	—	—	1.7	—

Balance at June 30, 2007	$6.0	$734.0	$657.1	$125.5	$6,719.7	($3,120.6)	$5,121.7

Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	($3,086.9)	$5,685.5
Comprehensive income
Net income	—	—	—	—	256.5	—	256.5
Changes during the period	—	—	—	161.2	—	—	161.2

Total comprehensive income	—	—	—	161.2	256.5	—	417.7

Dividends ($0.84 per Common share and $1.335 per Preferred share)	—	—	—	—	(129.0)	—	(129.0)
Treasury stock purchases (2.0 shares)						(141.4)	(141.4)
Stock-based compensation	—	—	24.0	—	(1.0)	13.2	36.2
Excess tax benefit on exercise of stock options	—	—	2.5	—	—	—	2.5
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.9)	—	—	1.0	—

Balance at June 30, 2008	$5.6	$734.0	$709.9	$510.3	$7,125.8	($3,214.1)	$5,871.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of June 30, 2008, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FAS No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity, however because the minority interest in the Spirits business held by V&S Group is in the form of redeemable preferred stock, it would continue to be classified in the mezzanine level (between liabilities and stockholders’ equity). As of June 30, 2008, the carrying value of the minority interest held by V&S Group was $455.0 million and the carrying value of other minority interests/noncontrolling interests (which would be reclassified to equity upon adoption of FAS 160) was $13.7 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 establishes disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We are currently evaluating the impact of FAS 161 on our disclosures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Discontinued Operations

In the third quarter of 2007, we sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery. In December 2007, we sold the remaining U.S. wine assets to Constellation Brands, Inc. (Constellation Brands) for $884.5 million, subject to purchase price adjustments for cash and working capital levels. The sale to Constellation Brands resulted in an after tax gain of $5.2 million recorded in 2007.

Interest expense associated with the outstanding debt of Fortune Brands was allocated to each of the discontinued operations assuming the discontinued operations had a debt to equity ratio consistent with the debt to equity ratio of Fortune Brands in accordance with the provisions of EITF 87-24, “Allocation of Interest to Discontinued Operations.”

The following table summarizes the results of the discontinued operations for the six and three months ended June 30, 2008 and 2007.

(in millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net sales	$—	$101.2	$—	$61.5

Income from discontinued operations before income taxes	$4.0	$4.9	$4.0	$6.5
Income tax (benefit) expense	(118.3)	3.5	(105.4)	4.0

Income from discontinued operations, net of income taxes	$122.3	$1.4	$109.4	$2.5

In the second quarter of 2008, we recorded pre-tax income of $4.0 million from the settlement of outstanding working capital claims related to the sale of the U.S. Wine business in December 2007 (after tax $2.5 million). In addition, in the second quarter, the Congressional Joint Committee on Taxation completed its review of a tax refund associated with a capital loss carry forward item that was favorably resolved in an IRS administrative proceeding relating to our 2001-2002 federal tax returns. As a result, the final settlement of the audit of our 2001-2002 federal tax returns removed uncertainty relating to the utilization of a capital loss carry forward, and we recorded a $98.0 million tax benefit ($98.7 million of unrecognized tax benefits less interest of $0.7 million) related to a capital loss carry forward position associated with the sale of the U.S. Wine business. In addition, in the second quarter of 2008, income taxes were favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal tax audit that pertained to other discontinued operations.

In the first quarter of 2008, we revised the calculation of the after tax gain on the sale of the U.S. Wine business by recording a tax benefit of $12.9 million. The tax benefit resulted from lower estimated state tax liabilities from the sale of the U.S. Wine business.

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

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangible assets) and related goodwill, we perform an impairment test to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current and projected future levels of income as well as business trends, prospects and market and economic conditions.

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

There were no write-downs of goodwill or indefinite-lived identifiable intangible assets in 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Intangible Assets (Continued)

In the second quarter of 2008, the Company revised its full year operating income and cash flow expectations and revised its long-term forecast of the U.S. home products market. The Company forecasts the U.S. home products market in two portions: the new home construction portion and the repair/remodel portion. Primarily due to the impact of a worse than anticipated decline in the U.S. home products market on financial results, the Company concluded it was necessary to conduct an interim goodwill impairment test of reporting units most significantly impacted by new home construction and most recently acquired (newer historical carrying values), principally the Therma-Tru door and Simonton window brands. Based on the results of the testing, the Company recorded pre-tax goodwill impairment charges of $288.9 million (both before and after tax), predominantly related to its Therma-Tru door reporting unit. For each reporting unit, the impairment charge was measured as the excess of the implied fair value of the goodwill over its carrying value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of FAS 142. Consistent with historical practice, the Company estimates the fair value of a reporting unit based on an estimate of future cash flows discounted at a market participant derived weighted average cost of capital. Our estimate of discounted future cash flows decreased significantly from year-end 2007 primarily due to a reduction of current year forecasted revenues and cash flows compared to our original plan (which results in projecting future revenue and cash flow growth off of a significantly lower base) and the shifting of cash flow growth beyond 2008 into later years.

In addition, pre-tax impairment charges were recorded on indefinite lived tradenames, primarily related to Therma-Tru and Simonton brands, in the amount of $31.2 million ($19.3 million after tax) in aggregate, as well as other identifiable intangibles of $4.2 million ($2.5 million after tax) in the Home and Hardware business. The impairment of tradenames was due primarily to a reduction in our estimate of potential royalty income resulting from a reduction of our estimated revenue and royalty rate in future periods. We continue to believe that the indefinite lives assigned to these tradenames are appropriate.

We had goodwill of $3,933.0 million as of June 30, 2008. The decrease in goodwill of $263.5 million during the six months ended June 30, 2008 was primarily due to impairment charges of $288.9 million discussed above and acquisition-related adjustments, primarily related to income taxes, partly offset by foreign currency translation adjustments.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2007	Acquisition-Related Adjustments	Impairment Charges	Translation Adjustments	Balance at June 30, 2008
Spirits	$2,264.6	$(25.1)	$—	$48.2	$2,287.7
Home and Hardware	1,920.1	(5.4)	(288.9)	7.7	1,633.5
Golf	11.8	—	—	—	11.8

Total goodwill, net	$4,196.5	$(30.5)	$(288.9)	$55.9	$3,933.0

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Intangible Assets (Continued)

We also had indefinite-lived intangibles, principally trade names, of $3,191.3 million and $3,136.1 million as of June 30, 2008 and December 31, 2007, respectively. The increase of $55.2 million was due to changes in foreign currency rates ($86.4 million), partly offset by impairment charges ($31.2 million).

Amortizable identifiable intangible assets, principally trade names, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing trade name support and promotion, financial results and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2008 and December 31, 2007 were as follows:

(in millions)	As of June 30, 2008				As of December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,263.4	$(72.1	) (1)	$3,191.3	$3,208.1	$(72.0	)(1)	$3,136.1
Amortizable intangible assets
Trade names	497.1	(157.0)		340.1	485.6	(148.4)		337.2
Customer and contractual relationships	395.7	(116.2)		279.5	399.1	(103.6)		295.5
Patents/proprietary technology	81.5	(25.9)		55.6	81.6	(22.8)		58.8
Licenses and other	45.3	(9.1)		36.2	45.3	(6.2)		39.1

Total	1,019.6	(308.2)		711.4	1,011.6	(281.0)		730.6

Total identifiable intangibles	$4,283.0	$(380.3)		$3,902.7	$4,219.7	$(353.0)		$3,866.7

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Minority Interest Held by V&S Group

V&S Group (V&S) owned a 10% minority interest in our Spirits business (BGSW). The carrying value of the minority interest at June 30, 2008 and December 31, 2007 was $455.0 million and $542.9 million, respectively. As a result of the announcement of the pending sale of V&S to Pernod Ricard, on April 3, 2008, we exercised our call option to repurchase the minority interest. On July 24, 2008, we repurchased the minority interest in BGSW for the carrying value of $455.0 million.

For each of the six-month periods ended June 30, 2008 and 2007, BGSW declared preferred dividends of $8.6 million to V&S ($4.3 million each quarter) that were recorded as minority interest expense.

We accounted for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and measured this minority interest at fair value with changes in fair value reflected in income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period prior to June 30, 2008, we estimated fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The fair value at June 30, 2008 of $455.0 million was based on valuation by an independent third party performed in connection with the repurchase of the minority interest. The valuation reflected the features of the preferred stock, which could not be sold to a third party and had unique shareholder rights as a preferred security. As a result, in the six and three months ended June 30, 2008, we recorded an $87.9 million decrease in the fair value of the minority interest as minority interest income. On July 24, 2008, we repurchased the 10% minority interest in BGSW from V&S for the carrying value of $455.0 million. No adjustments to fair value were recorded in the six and three months ended June 30, 2007.

6.	Maxxium Worldwide B.V.

The Spirits business is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium). The Company owns a 25% interest in Maxxium that is accounted for using the equity method. The other 25% partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd., and V&S.

In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In connection with Rémy’s termination, it is expected that Rémy will pay a substantial termination penalty to Maxxium.

On July 24, 2008, the government of Sweden sold V&S, another of our Maxxium joint venture partners, to Pernod Ricard. Pernod Ricard has indicated that it will withdraw V&S from Maxxium within two years from closing.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Maxxium Worldwide B.V. (Continued)

In the second quarter of 2008, we recorded a $25.1 million write-down of our investment in the Maxxium joint venture in the statement of income in other expense (income), net, primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the eventual departures of Rémy and V&S. The carrying value of the investment in Maxxium at June 30, 2008 was $72.1 million.

7.	Income Taxes

The effective income tax rate for the six months ended June 30, 2008 and 2007 was 17.9% and 32.5%, respectively. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal tax audit and higher foreign income taxed at lower statutory rates. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

The effective income tax rate for the three months ended June 30, 2008 and 2007 was 43.7% and 32.1%, respectively. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal tax audit and higher foreign income taxed at lower statutory rates. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

It is reasonably possible that, in the next twelve months, total unrecognized tax benefits may decrease in the range of $1.0 to $10.0 million, primarily due to the expiration of the statute of limitations in various tax jurisdictions and tax audit settlements. During the second quarter, the Congressional Joint Committee on Taxation completed its review of a tax refund associated with a capital loss carry forward item that was favorably resolved in an IRS administrative proceeding relating to our 2001-2002 federal tax returns. Unrecognized Tax Benefits (UTBs) of approximately $76.8 million were reversed into income, relating to the approval of the refund associated with our 2001-2002 federal tax returns. Additionally, the final settlement of the audit of our 2001-2002 federal tax returns removed uncertainty relating to the utilization of a capital loss carry forward, and we reversed $14.4 million of UTBs relating to the utilization of a portion of the capital loss carry forward against the 2007 capital gain on the sale of the U.S. distribution rights to Dalmore Scotch. We recorded, in income from discontinued operations, a reversal of $98.7 million of UTBs associated with utilization of a portion of the capital loss carry forward against the capital gain on the sale of the U.S. Wine business in December 2007. Other adjustments in the six months ended June 30, 2008 for UTBs amounted to an increase of $19.7 million primarily to reflect additional purchase accounting adjustments related to a 2005 Spirits business acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments

Net sales and operating income for the six months ended June 30, 2008 and 2007 by segment were as follows:

	Six Months Ended June 30,
(in millions)	2008	2007	% Change vs. Prior Year

Net Sales
Spirits	$1,123.2	$1,136.0	(1.1)%
Home and Hardware	1,929.5	2,224.7	(13.3)
Golf	848.8	841.7	0.8

Net Sales	$3,901.5	$4,202.4	(7.2)%

Operating Income
Spirits	$267.2	$305.2	(12.5)%
Home and Hardware	(141.8)	256.3	—
Golf	119.6	142.2	(15.9)

Less: Corporate expenses	33.8	31.6	7.0

Operating Income	$211.2	$672.1	(68.6)%

Net sales and operating income for the three months ended June 30, 2008 and 2007 by segment were as follows:

	Three Months Ended June 30,
(in millions)	2008	2007	% Change vs. Prior Year
Net Sales
Spirits	$607.9	$616.6	(1.4)%
Home and Hardware	1,035.1	1,202.1	(13.9)
Golf	452.4	474.6	(4.7)

Net Sales	$2,095.4	$2,293.3	(8.6)%

Operating Income
Spirits	$138.6	$174.3	(20.5)%
Home and Hardware	(202.7)	169.9	—
Golf	68.1	88.6	(23.1)

Less: Corporate expenses	20.0	17.0	17.6

Operating (Loss) Income	$(16.0)	$415.8	—%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$134.2	$350.8	$26.6	$229.5
Income from discontinued operations	122.3	1.4	109.4	2.5

Net income	256.5	352.2	136.0	232.0
Less: Preferred stock dividends	0.2	0.3	0.1	0.2

Income available to common stockholders – basic	256.3	351.9	135.9	231.8
Convertible Preferred stock dividends	0.2	0.3	0.1	0.2

Income available to common stockholders – diluted	$256.5	$352.2	$136.0	$232.0

Weighted average number of common shares outstanding – basic	153.5	152.6	153.0	152.8
Conversion of Convertible Preferred stock	1.2	1.3	1.2	1.3
Exercise of stock options	1.1	2.4	1.1	2.3

Weighted average number of common shares outstanding – diluted	155.8	156.3	155.3	156.4

Earnings per common share
Basic
Continuing operations	$0.87	$2.30	$0.17	$1.50
Discontinued operations	0.80	0.01	0.72	0.02

Net earnings	$1.67	$2.31	$0.89	$1.52

Diluted
Continuing operations	$0.86	$2.24	$0.17	$1.47
Discontinued operations	0.79	0.01	0.71	0.01

Net earnings	$1.65	$2.25	$0.88	$1.48

For the three and six months ended June 30, 2008 and 2007, certain stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (the exercise price exceeded the average stock price). These excluded stock options were approximately 8.7 million and 4.1 million shares for the six months ended June 30, 2008 and 2007, respectively. These excluded stock options were approximately 8.7 million and 4.0 million shares for the three months ended June 30, 2008 and 2007, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$15.7	$17.4	$1.6	$2.1
Interest cost	28.8	26.8	4.5	4.9
Expected return on plan assets	(34.7)	(31.0)	—	—
Amortization of prior service cost	1.2	1.3	(0.6)	(0.8)
Amortization of net actuarial loss	3.7	6.9	0.1	1.2

Net periodic benefit cost	$14.7	$21.4	$5.6	$7.4

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$7.7	$8.7	$0.8	$1.0
Interest cost	14.3	13.5	2.2	2.5
Expected return on plan assets	(17.3)	(15.5)	—	—
Amortization of prior service cost	0.6	0.6	(0.3)	(0.4)
Amortization of net actuarial loss	1.7	3.5	—	0.6

Net periodic benefit cost	$7.0	$10.8	$2.7	$3.7

The decrease in pension and postretirement expense for the six and three months ended June 30, 2008 compared to 2007 was primarily a result of an increase in the discount rate. In addition, pension expense decreased due to a higher expected return on plan assets as a result of the impact of pension contributions in 2007, as well as certain pension plan changes.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows:

		Fair Value at Reporting Date Using
(in millions)	June 30, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$10.9	$10.9	$—
Deferred compensation program assets	66.3	66.3	—

Total assets	$77.2	$77.2	$—

Liabilities
Derivatives	$11.5	$11.5	$—
Deferred compensation program liabilities	66.3	66.3	—
Minority interest in Spirits business	455.0	—	455.0

Total liabilities	$532.8	$77.8	$455.0

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

Derivatives are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies, commodity swaps of forecasted commodity purchases or interest rate swaps. Deferred compensation programs assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

Below is a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six and three months ended June 30, 2008.

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — Minority Interest in Spirits Business Six and Three Months Ended June 30, 2008
Beginning balance	$542.9
Unrealized gains included in earnings	(87.9)

Ending balance	$455.0

At each reporting period prior to June 30, 2008, we estimated the fair value of the minority interest in the Spirits business based on a combination of market-based earnings multiples and discounted cash flow techniques. In the six and three months ended June 30, 2008, based on the fair value determination by an independent third party performed in connection with the repurchase of the minority interest, we recorded an $87.9 million decrease in the fair value of the minority interest in the Spirits business as minority interest income. On July 24, 2008, we repurchased the minority interest in BGSW from V&S for the carrying value of $455.0 million. For additional information on the accounting for the minority interest in the Spirits business, refer to Note 5, “Minority Interest Held by V&S Group.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal financial instruments used are forward foreign exchange contracts, interest rate swaps and commodity swaps. In the second quarter of 2008, we entered into interest rate swaps with an aggregate notional principal amount of $400 million. The swap agreements hedge changes in fair value on a portion of our fixed rate 5.375% notes due 2016 that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps have been designated and are classified as fair value hedges in accordance with FAS 133. There were no interest rate swaps outstanding as of December 31, 2007.

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. We also enter into forward foreign exchange contracts to hedge a portion of our net investments in certain foreign subsidiaries. We enter into commodity swaps that correspond to periods of forecasted commodity purchases. We account for these commodity derivatives as economic hedges. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair value of economic hedges are recorded directly into current period earnings.

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that the losses, if any, would be immaterial. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Guarantees and Commitments

As of June 30, 2008, we had third-party guarantees totaling approximately $98 million. These represent guarantees of the debt of Maxxium, our Spirits business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.4 million existed as of June 30, 2008 to reflect the fair value of the guarantees to Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S, Jim Beam Brands Co. (JBBCo.) guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At June 30, 2008, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $32.8 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.9 million as of June 30, 2008.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for six months ended June 30, 2008 and 2007 were as follows.

(in millions)	Six Months Ended June 30, 2008
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$3.9	$—	$8.1	$12.0
Home and Hardware	6.2	2.6	3.7	12.5

	$10.1	$2.6	$11.8	$24.5

(in millions)	Six Months Ended June 30, 2007
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$2.7	$—	$—	$2.7
Home and Hardware	10.4	6.3	0.4	17.1

	$13.1	$6.3	$0.4	$19.8

(1)	General and administrative expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Restructuring-Related Charges (Continued)

Pre-tax restructuring and restructuring-related charges for three months ended June 30, 2008 and 2007 were as follows.

(in millions)	Three Months Ended June 30, 2008
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$3.9	$—	$7.1	$11.0
Home & Hardware	3.9	—	1.5	5.4

	$7.8	$—	$8.6	$16.4

(in millions)	Three Months Ended June 30, 2007
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$0.4	$—	$—	$0.4
Home & Hardware	6.6	3.5	0.3	10.4

	$7.0	$3.5	$0.3	$10.8

(1)	General and administrative expenses.

Spirits charges in 2008 related to one-time charges for supply-chain activities and organizational repositioning. Spirits charges in 2007 primarily related to a distribution model change in Australia. Home and Hardware charges in 2008 and 2007 principally related to supply chain realignment and cost reduction initiatives.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2007	2008 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at June 30, 2008
Workforce reductions	$9.3	$8.9	$(8.9)	$—	$9.3
Asset write-downs	—	2.5	0.4	(2.9)	—
Contract termination costs	3.7	(0.3)	(2.1)	—	1.3
Other	1.3	(1.0)	(0.3)	—	—

	$14.3	$10.1	$(10.9)	$(2.9)	$10.6

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at June 30, 2008 were deferred losses of $2.6 million related to the hedging of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the three months ended June 30, 2008 and 2007 was $170.7 million and $328.9 million, respectively. The primary reason for the decrease was lower net income. The difference between total comprehensive income and net income was primarily attributable to currency translation gains and losses in the six and three months ended June 30, 2008 of $158.4 million and $36.2 million, respectively.

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

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. Acushnet stipulated to infringement and a jury trial on invalidity was conducted in December 2007. The jury returned a mixed verdict, finding one claim invalid and eight claims valid. Acushnet filed a motion for a judgment as a matter of law to overturn the inconsistent jury verdict and in the alternative requesting a new trial. Callaway filed a motion seeking a permanent injunction. Subsequent to the trial, the U.S. Patent and Trademark Office (PTO) issued second office actions again determining all four Callaway patents to be invalid. The PTO then closed the reexamination on two of the patents, issuing a final determination that the patents are invalid. The PTO has since issued a Right of Appeal Notice on one of those two patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

	Net Sales
(in millions)			% Change
	2008	2007	vs. Prior Year
Spirits	$1,123.2	$1,136.0	(1.1)%
Home and Hardware	1,929.5	2,224.7	(13.3)
Golf	848.8	841.7	0.8

Net Sales	$3,901.5	$4,202.4	(7.2)%

	Operating Income
			% Change
	2008	2007	vs. Prior Year
Spirits	$267.2	$305.2	(12.5)%
Home and Hardware	(141.8)	256.3	—
Golf	119.6	142.2	(15.9)
Less:
Corporate expenses	33.8	31.6	7.0

Operating Income	$211.2	$672.1	(68.6)%

The 7% sales decrease was primarily due to the downturn in the U.S. home products market that impacted our Home and Hardware business, as well as decreased international sales in the Spirits business. These decreases were partially offset by growth in international markets in the Golf and Home & Hardware businesses, and favorable foreign currency.

Operating income decreased due to non-cash intangible asset impairment charges in the Home and Hardware business, lower sales, adverse operating leverage in the Home and Hardware business, and higher commodity costs, including fuel-related costs, as well as double-digit increases in brand investment in the Spirits and Golf businesses. Operating income benefited from select price increases, as well as productivity improvements and cost reductions in the Home and Hardware business.

Income from continuing operations decreased due to lower operating income discussed above and a non-cash write-down of the Spirits business’s investment in the Maxxium Worldwide B.V. (Maxxium) international sales and distribution joint venture. Income from continuing operations benefited from a gain due to a reduction in the fair value of the minority interest in the Spirits business, lower interest expense and tax-related credits.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales decreased $300.9 million, or 7%, to $3.9 billion due to:

•	the downturn in the U.S. home products market and its impact on our Home and Hardware business,

•	weak consumer sentiment reducing demand for discretionary purchases, and

•	lower international sales in the Spirits business.

Sales benefited from:

•	newly introduced products and line extensions across all businesses (approximately $109 million in total, net of discontinued products),

•	growth in international markets for the Golf and Home & Hardware businesses,

•	favorable foreign currency ($88 million), and

•	price increases implemented to offset higher costs for materials in the Home and Hardware business, as well as targeted price increases in the Spirits business.

Cost of products sold

Cost of products sold decreased $200.1 million, or 9%, primarily on lower sales, as well as cost reduction programs, global sourcing initiatives and productivity improvements, partly offset by unfavorable coverage of manufacturing costs and higher commodity costs (including fuel-related costs).

Excise taxes on spirits

Excise taxes on spirits were up 60 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percent of total Company sales and increased sales in certain countries with higher excise taxes. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments are reflected in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $30.1 million, or 3%, primarily as a result of double-digit percentage increases in brand investment in the Spirits and Golf businesses, as well as business repositioning costs in the Spirits business, partly offset by decreases in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles increased $0.9 million to $24.9 million due to changes in foreign currency rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Intangible asset impairment charges

In the second quarter of 2008, we recorded pre-tax intangible impairment charges in the Home and Hardware business of $324.3 million, primarily due to the impact of a steeper than anticipated decline in the U.S. home products market in the current year, and the expectation of a slower than previously anticipated recovery in new home construction. For additional information, refer to the Results of Operations for the Three Months ended June 30, 2008 Compared to the Three Months Ended June 30, 2007 in this Quarterly Report on Form 10-Q.

Restructuring charges

For the six months ended June 30, 2008, we recorded restructuring charges of $10.1 million related to supply chain realignment and cost reduction initiatives in the Home and Hardware business ($6.2 million), as well as costs for supply chain activities in the Spirits business ($3.9 million). In the six months ended June 30, 2007, we recorded restructuring charges of $13.1 million principally related to cost reduction initiatives in the Home and Hardware business ($10.4 million), as well as a change in the distribution model in Australia for the Spirits business ($2.7 million).

Interest expense

Interest expense decreased $33.1 million, or 22%, to $118.8 million, primarily as a result of lower average debt, as well as slightly lower average interest rates.

Other expense (income), net

Other expense (income), net, decreased $31.0 million to an expense of $14.1 million, predominantly as a result of a $25.1 million write-down of our investment in Maxxium, our international sales and distribution joint venture, primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the eventual departures of Rémy Cointreau S.A. (Rémy) and V&S. In addition, we recorded $8.2 million of expenses related to participation in the auction process for the acquisition of V&S. Other expense (income), net, also includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. spirits distribution joint venture), interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income tax expense

The effective income tax rate for the six months ended June 30, 2008 and 2007 was 17.9% and 32.5%, respectively. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal tax audit and higher foreign income taxed at lower statutory rates. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Minority interest (income) expense

Minority interest income was $69.9 million this year compared to expense of $12.0 million last year. The favorable change of $81.9 million was primarily due to an $87.9 million gain from a reduction in the fair value of the 10% minority interest in the Spirits business as a result of a valuation by an independent third party performed in connection with the repurchase of the minority interest.

Net income

Net income was $256.5 million, or $1.67 per basic share and $1.65 per diluted share, for the six months ended June 30, 2008. This compared to net income of $352.2 million, or $2.31 per basic share and $2.25 per diluted share, for the six months ended June 30, 2007. Income from continuing operations (excluding the U.S. Wine business that was sold last year) was $134.2 million, or $0.87 per basic share and $0.86 per diluted share, for the six months ended June 30, 2008. These results compared to $350.8 million, or $2.30 per basic share and $2.24 per diluted share, for the six months ended June 30, 2007, respectively. The $216.6 million decrease in income from continuing operations was primarily due to intangible asset impairment charges ($310.7 million after tax) in the Home and Hardware business, lower operating income from business operations, and a write-down of the Spirits business’s investment in Maxxium. Income from continuing operations benefited from a gain due to a reduction in the fair value of the minority interest in the Spirits business, lower interest expense and tax-related credits.

Income from discontinued operations was $122.3 million for the six months ended June 30, 2008, or $0.80 per basic share and $0.79 per diluted share, primarily due to one-time tax benefits of a capital loss carry forward position associated with the sale of the U.S. Wine business, as well as revision to the calculation of the state tax benefit on the gain on the sale of the U.S. Wine business. This compared to income from discontinued operations for the six months ended June 30, 2007 of $1.4 million, or $0.01 per basic and diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales decreased $12.8 million, or 1%, to $1,123.2 million, due to lower sales in certain international markets, particularly Spain and Mexico, and the impact of the wind-down of transitional manufacturing agreements with Pernod Ricard S.A. (Pernod Ricard) to produce certain products at cost subsequent to a 2005 acquisition, as well as the impact on volume of an unexpected Australia excise tax on ready-to-drink spirit products instituted in April. These effects were partially offset by favorable foreign exchange ($37 million), the impact of targeted price increases, and higher sales at the premium end of our portfolio.

Operating income decreased $38.0 million, or 12%, to $267.2 million, primarily on lower sales, including the unfavorable margin impact of lower volume of high-margin ready-to-drink products in Australia as a result of the new excise tax, as well as a double-digit increase in brand spending for our spirits brands, and costs for supply chain activities and organizational repositioning. These factors were partially offset by the impact of price increases and a favorable mix shift toward our premium brands.

The Spirits business is a partner in Maxxium, our international sales and distribution joint venture. The Company retains a 25% ownership interest in Maxxium and accounts for its investment using the equity method. The Company’s other equal partners in Maxxium are Rémy, The Edrington Group Ltd. and V&S. In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In connection with Rémy’s termination, it is expected that Rémy will pay a substantial termination penalty to Maxxium. On July 24, 2008, the government of Sweden sold V&S, the owner of Absolut vodka, to Pernod Ricard. Pernod Ricard indicated that it will withdraw V&S from Maxxium within two years from closing. In the second quarter of 2008, we recorded a $25.1 million write-down of our Maxxium investment (in other expense (income), net), primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the eventual departures of Rémy and V&S. The carrying value of the investment in Maxxium at June 30, 2008 was $72.1 million. Maxxium’s direct sales force sells in many markets outside the United States representing approximately 15% of the net sales of the Spirits business. The Company has sufficient global distribution capabilities and does not expect the withdrawal of Rémy and V&S from Maxxium to have a material adverse impact on our Spirits business.

V&S, through its U.S. subsidiary, is our U.S. sales and distribution joint venture partner in Future Brands LLC. The initial operating term of Future Brands LLC ends February 2012.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits (Continued)

V&S owned a 10% interest in the convertible preferred stock of our Spirits business. As a result of the sale of V&S, we exercised our call option to repurchase V&S’s 10% equity stake in the Spirits business. On July 24, 2008, we repurchased the minority interest for the carrying value of $455.0 million.

In April 2008, the Australian government increased excise taxes on ready-to-drink products by 70%, equating to a 25% price increase to consumers, which adversely impacted Beam’s pre-mixed Jim Beam and Cola product offering. Operating income will continue to be negatively impacted by the excise tax increase until its impact is annualized in the second quarter of 2009.

Factors that could adversely affect results include potential changes to distribution, commodity cost increases, competitive pricing activities, changes in U.S. wholesale distributor inventory levels, and the possibility of excise and other tax increases, including internationally.

Home and Hardware

Net sales decreased $295.2 million, or 13%, to $1,929.5 million. The decrease was primarily attributable to the downturn in the U.S. home products market, as well as the slowing of the U.S. economy as home values have fallen and fuel prices have increased. Sales benefited from new products and line extensions (approximately $145 million in total, particularly in faucets and exterior doors), higher sales of security products, expansion in international markets, continued extension of brands into adjacent product categories, and the impact of select price increases.

Operating income decreased $398.1 million resulting in a loss of $141.8 million, primarily due to intangible asset impairment charges of $324.3 million. In addition, operating income continued to be negatively impacted by lower sales, the resulting unfavorable coverage of manufacturing and overhead costs, and higher commodity and fuel-related costs (approximately $20 million excluding the benefit of price increases). Operating income benefited from select price increases, productivity improvements, global sourcing initiatives to reduce materials costs, as well as a reduction in manufacturing, overhead and administrative cost structures.

In the second quarter of 2008, we recorded pre-tax intangible impairment charges in the Home and Hardware segment, principally for the door and window brands, of $324.3 million, primarily due to the impact of a worse than anticipated decline in the U.S. home products market in the current year, and the expectation of a slower than previously anticipated recovery in new home construction.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware (Continued)

The downturn in the overall U.S. home products market, which we now project to decline at a mid-teens rate throughout 2008, will continue to negatively impact the results of operations for our Home and Hardware business. Our business may also continue to be affected by competitive pricing, as well as further increases in the costs of certain commodities and sourced components. We will strive to mitigate the impact of the downturn on our net sales through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the more stable replace-and-remodel segment of the U.S. home products market. Through previously announced restructuring activities and ongoing cost control initiatives, we are aligning supply-chain and administrative costs with marketplace demand in order to mitigate the impact of the downturn on our operating income and operating margins. We anticipate that 2008 operating income will benefit from lower restructuring and restructuring-related charges.

Golf

Net sales increased $7.1 million, or 1%, to $848.8 million. The sales increase was primarily due to higher sales in key international markets and for golf shoes and accessories, the impact of new product introductions and favorable foreign exchange ($25 million). These increases were partly offset by the impact of lower consumer demand in the U.S. for discretionary purchases such as golf clubs, as well as the effect of adverse weather in the U.S. and the timing of new product introductions on both golf clubs and golf balls.

Operating income decreased $22.6 million, or 16%, to $119.6 million, primarily due to a double-digit increase in brand investment (which will annualize in the second half of 2008), close-out pricing in advance of the launch of next-generation products, higher distribution costs and patent license expenses.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March of 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. As a result of their recent research regarding spin, the USGA has adopted a rules change, effective for products manufactured after January 1, 2010, reducing the groove volume and limiting the groove edge angle allowable on all irons and wedges. The USGA and R&A have adopted a rule change to allow greater adjustability in golf clubs, which went into effect on January 1, 2008. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies and the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $33.8 million, which include salaries, benefits and expenses related to corporate office employees, increased $2.2 million, primarily due to the timing of benefit expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

	Net Sales
(in millions)	2008	2007	% Change vs. Prior Year
Spirits	$607.9	$616.6	(1.4)%
Home and Hardware	1,035.1	1,202.1	(13.9)
Golf	452.4	474.6	(4.7)

Net Sales	$2,095.4	$2,293.3	(8.6)%

	Operating Income
	2008	2007	% Change vs. Prior Year
Spirits	$138.6	$174.3	(20.5)%
Home and Hardware	(202.7)	169.9	—
Golf	68.1	88.6	(23.1)
Less:
Corporate expenses	20.0	17.0	17.6

Operating (Loss) Income	$(16.0)	$415.8	—%

The 9% sales decrease was primarily due to the downturn in the U.S. home products market that impacted our Home and Hardware business, a slowing in consumer demand impacting discretionary purchases, and lower international sales in the Spirits business, including the impact of an unexpected Australian excise tax on ready-to-drink spirits products. These decreases were partially offset by growth in international markets in the Golf and Home & Hardware businesses and favorable foreign currency.

Operating income decreased to a loss due to non-cash intangible asset impairment charges in the Home and Hardware business, lower sales, adverse operating leverage in the Home and Hardware business, double-digit increases in brand investment in the Golf and Spirits businesses, and higher commodity costs, including fuel-related costs. Operating income benefited from select price increases, as well as productivity improvements and reduced cost structures in the Home and Hardware business.

Income from continuing operations decreased due to the operating loss discussed above and a write-down of the Spirits business’s investment in the Maxxium international sales and distribution joint venture. Income from continuing operations benefited from a gain due to a reduction in the fair value of the minority interest in the Spirits business, lower interest expense and tax-related credits.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales decreased $197.9 million, or 9%, to $2.1 billion due to:

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business,

•	weak consumer sentiment reducing demand for discretionary purchases, and

•	lower international sales in the Spirits business, including the impact of an unexpected Australian excise tax on ready-to-drink spirits products.

Sales benefited from:

•	newly introduced products and line extensions across all businesses (approximately $53 million in total, net of discontinued products)

•	growth in international markets for the Golf and Home & Hardware businesses,

•	favorable foreign currency ($40 million), and

•	price increases implemented to offset higher costs for materials in the Home and Hardware business, as well as targeted price increases in the Spirits business.

Cost of products sold

Cost of products sold decreased $116.1 million, or 10%, primarily on lower sales, as well as cost reduction programs, global sourcing initiatives and productivity improvements, partly offset by unfavorable coverage of manufacturing costs and the impact of higher commodity costs.

Excise taxes on spirits

Excise taxes on spirits were up 100 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percent of total Company sales, as well as increased sales in countries with higher excise taxes. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $14.6 million, or 3%, primarily as a result of double-digit increases in brand investment in the Spirits and Golf businesses, as well as business repositioning costs in the Spirits business, partly offset by decreases in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles increased $0.5 million to $12.5 million due to changes in foreign currency rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Intangible asset impairment charges

In the second quarter of 2008, we recorded pre-tax intangible impairment charges in the Home and Hardware business of $324.3 million. We forecast the U.S. home products market in two portions: the new home construction portion and the repair/remodel portion. Primarily due to the impact of a worse than anticipated decline in the U.S. home products market on financial results, the Company concluded it was necessary to conduct an interim goodwill impairment test of reporting units most significantly impacted by new construction and most recently acquired (newer historical carrying values), primarily the Therma-Tru door and Simonton window brands. Based on the results of the testing, the Company recorded pre-tax goodwill impairment charges, predominantly related to its Therma-Tru door reporting unit. For each reporting unit, the impairment charge was measured as the excess of the implied fair value of the goodwill over its carrying value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Consistent with historical practice, the Company estimates the fair value of a reporting unit based on an estimate of future cash flows discounted at a market participant derived weighted average cost of capital. Our estimate of discounted future cash flows decreased significantly from year-end 2007 primarily due to a reduction of current year forecasted revenues and cash flows compared to our original plan (which results in projecting future revenue and cash flow growth off of a significantly lower base) and the shifting of cash flow growth beyond 2008 into later years.

Restructuring charges

For the three months ended June 30, 2008, we recorded restructuring charges of $7.8 million related to supply chain realignment and cost reduction initiatives in the Home and Hardware business ($3.9 million) and supply chain activities in the Spirits business ($3.9 million). In the three months ended June 30, 2007, we recorded restructuring charges of $7.0 million principally related to cost reduction initiatives in the Home and Hardware business.

Interest expense

Interest expense decreased $18.2 million, or 24%, to $58.2 million primarily as a result of lower average debt, as well as slightly lower average interest rates.

Other expense (income), net

Other expense (income), net, decreased $21.2 million to expense of $13.7 million, predominantly as a result of a $25.1 million write-down of our investment in Maxxium joint venture, primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the eventual departures of Rémy and V&S. Other expense (income), net, also includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our U.S. spirits distribution joint venture), interest income and transaction gains/losses related to foreign currency-denominated transactions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income tax (benefit) expense

The effective income tax rate for the three months ended June 30, 2008 and 2007 was 43.7% and 32.1%, respectively. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal tax audit and higher foreign income taxed at lower statutory rates. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

Minority interest (income) expense

Minority interest income was $76.1 million this year compared to expense of $5.9 million last year. The benefit of $82.0 million was primarily due to an $87.9 million gain from a reduction in the fair value of the 10% minority interest in the Spirits business, as a result of a valuation by an independent third party performed in connection with the repurchase of the minority interest.

Net income

Net income was $136.0 million, or $0.89 per basic share and $0.88 per diluted share, for the three months ended June 30, 2008. This compared to net income of $232.0 million, or $1.52 per basic share and $1.48 per diluted share, for the three months ended June 30, 2007. Income from continuing operations (excluding the U.S. Wine business that was sold last year) was $26.6 million, or $0.17 per basic and diluted share, for the three months ended June 30, 2008. These results compared to $229.5 million, or $1.50 per basic share and $1.47 per diluted share, for the three months ended June 30, 2007, respectively. The $202.9 million decrease in income from continuing operations was primarily due to intangible asset impairment charges of $310.7 million in the Home and Hardware business, lower operating income from business operations, and a write-down of the Spirits business’s investment in Maxxium. Income from continuing operations benefited from a gain due to a reduction in the fair value of the minority interest in the Spirits business, lower interest expense and tax-related credits.

Income from discontinued operations was $109.4 million for the three months ended June 30, 2008, or $0.72 per basic share and $0.71 per diluted share, primarily due to one-time tax benefits from a capital loss carry forward position associated with the sale of the U.S. Wine business. This compared to income from discontinued operations for the three months ended June 30, 2007 of $2.5 million, or $0.02 per basic share and $0.01 per diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales decreased $8.7 million, or 1%, to $607.9 million, due to lower sales in certain international markets, particularly Spain and Mexico, the impact of the wind-down of transitional manufacturing agreements with Pernod Ricard to produce certain products at cost subsequent to a 2005 acquisition, and the adverse impact on volume of an unexpected Australian excise tax on ready-to-drink spirits products instituted in April. These effects were partially offset by favorable foreign exchange ($16 million), the impact of targeted price increases, and rebuilding of U.S. distributor inventories after a first quarter reduction.

Operating income decreased $35.7 million, or 20%, to $138.6 million, due to lower sales, including the impact of lower sales of high-margin ready-to-drink spirits products as a result of the new Australia excise tax, as well as a double-digit increase in brand spending for our spirits brands, and costs for organizational repositioning and supply-chain activities. These factors were partially offset by the impact of price increases.

Home and Hardware

Net sales decreased $167.0 million, or 14%, to $1,035.1 million. The decrease was primarily attributable to the downturn in the U.S. home products market. The slowing of the U.S. economy also contributed to the decline. Sales benefited from new products and line extensions (approximately $92 million in total, particularly in faucets and exterior doors), higher sales of security products, expansion in international markets, continued extension of brands into adjacent product categories, and the impact of select price increases.

Operating income decreased $372.6 million to a loss of $202.7 million, primarily due to intangible asset impairment charges of $324.3 million, primarily in the window and door brands. Operating income continued to be negatively impacted by lower sales and the resulting unfavorable coverage of manufacturing and overhead costs. In addition, operating income was unfavorably impacted by increased commodity and fuel-related costs (approximately $20 million excluding the benefit of price increases and including the absence of last year’s $6 million commodity hedge gains). Operating income benefited from select price increases, productivity improvements, and global sourcing initiatives to reduce materials costs, as well as a reduction in manufacturing, overhead and administrative cost structures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales decreased $22.2 million, or 5%, to $452.4 million. The sales decrease was primarily due to weak consumer demand in the U.S. for discretionary purchases such as golf clubs, the timing of new product introductions, and adverse weather in the U.S. Sales benefited from growth in key international markets and favorable foreign exchange ($12 million).

Operating income decreased $20.5 million, or 23%, to $68.1 million, primarily due to a double-digit increase in brand investment, close-out pricing in advance of the launch of next-generation products and patent license expenses.

Corporate

Corporate expenses of $20.0 million, which include salaries, benefits and expenses related to corporate office employees, increased $3.0 million, primarily due to the timing of benefit expenses.

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

Cash Flows

Net cash provided by operating activities was $33.9 million for the six months ended June 30, 2008 compared $132.0 million for the same six-month period last year. The decrease in cash provided of $98.1 million was principally due to $48.0 million of taxes paid in the first quarter of 2008 related to the sale of the U.S. Wine business last year, as well as an increase in inventories of maturing spirits in the Spirits business in 2008 compared to 2007.

Net cash used by investing activities for the six months ended June 30, 2008 decreased to $67.0 million, compared with $100.5 million in the same six-month period last year, primarily as a result of a reduction in capital spending, primarily in the Home and Hardware business.

Net cash used by financing activities for the six months ended June 30, 2008 was $21.5 million, compared with $68.8 million in the same six-month period last year. The decrease of $47.3 million was primarily due to $141.4 million in share repurchases, as well as less cash from the exercise of stock options ($32.0 million), partially offset by a net increase in debt ($215.7 million).

Capitalization

Total debt increased $310.9 million during the six-month period ended June 30, 2008 to $4.7 billion. The ratio of total debt to total capital increased to 42.5% at June 30, 2008 from 41.2% at December 31, 2007 primarily due to higher debt resulting from repurchases of common stock and lower cash provided by operating activities.

We have two revolving credit agreements with various banks. These agreements include a $2.0 billion, 5-year revolving credit agreement, which matures in 2010, and a $500 million, 364-day revolving credit agreement which matures in October 2008. There were no amounts outstanding under either credit agreement as of June 30, 2008. The 364-day credit agreement includes an option to extend payment for one year at the Company’s discretion for an incremental fee of 0.125% of the outstanding amount. The facilities support the Company’s commercial paper borrowings in the commercial paper market.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Common Stock Repurchase Program

On March 25, 2008, our Board of Directors approved a share repurchase program pursuant to which we could purchase up to 15 million shares of our common stock in open market or privately negotiated transactions from March 25, 2008 to December 31, 2008. In the six and three months ended June 30, 2008, we repurchased 2.0 million shares of common stock.

Repurchase of 10% Minority Interest in Spirits Business

On July 24, 2008, we repurchased the 10% minority interest in the Spirits business from V&S for $455.0 million, financed by commercial paper borrowings and cash flow from operations.

Dividends

A summary of 2008 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.42 per share	January 22, 2008	February 6, 2008	March 3, 2008
$0.42 per share	April 29, 2008	May 14, 2008	June 2, 2008
$0.44 per share	July 25, 2008	August 13, 2008	September 2, 2008

A summary of 2008 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 22, 2008	February 6, 2008	March 10, 2008
$0.6675 per share	April 29, 2008	May 14, 2008	June 10, 2008
$0.6675 per share	July 25, 2008	August 13, 2008	September 10, 2008

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Adequacy of Liquidity Sources

We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs, repayment of the current portion of long-term debt and our share repurchase activities. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under “Forward-Looking Statements.”

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium, our Spirits international sales and distribution joint venture, totaled approximately $98 million as of June 30, 2008. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The current guarantees of Maxxium’s credit facilities expire December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.4 million as of June 30, 2008 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium.

In addition, as a part of the formation of the Future Brands LLC (Future Brands) joint venture with V&S, Jim Beam Brands Co. (JBBCo.) has guaranteed any financial obligations of Future Brands that may arise in the event of a Future Brands default in which it fails to fulfill its operating obligations and which results in a claim. These financial obligations include, but are not limited to, making payments to suppliers, employees and other parties with which Future Brands conducts business. We cannot estimate the possible future obligations under the Future Brands agreement. At June 30, 2008, JBBCo. did not have any outstanding obligations as a result of this arrangement.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off on August 16, 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $32.8 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.9 million as of June 30, 2008. Refer to Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information on the spin-off of the Office business.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FAS No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity, however because the minority interest in the Spirits business held by V&S is in the form of redeemable preferred stock, it would continue to be classified in the mezzanine level (between liabilities and stockholders’ equity). As of June 30, 2008, the carrying value of the minority interest held by V&S was $455.0 million and the carrying value of other minority interests/noncontrolling interests (which would be reclassified to equity upon adoption of FAS 160) was $13.7 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 establishes the disclosure requirements for derivatives instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We are currently evaluating the impact of FAS 161 on our disclosures.

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

•	changes related to the privatization of V&S Group,

•	ability to attract and retain qualified personnel,

•	general economic conditions, including the U.S. housing market,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements that may not be indicative of future conditions and results due to the recent portfolio realignment,

•	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the second quarter of 2008, we entered into interest rate swaps with an aggregate notional principal amount of $400 million. The swap agreements hedge changes in fair value on a portion of our fixed rate 5.375% notes due 2016 that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps have been designated and are classified as fair value hedges in accordance with FAS 133. A 100 basis point increase in swap interest rates would decrease the fair value of the swap agreements by $25 million. There were no interest rate swaps outstanding as of December 31, 2007.

There are no other material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of August 1, 2008, there were approximately 10 smoking and health cases pending against the Company all of which were filed by individual plaintiffs. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2007. See “Pending Cases” below.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended June 30, 2008.

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

(b)	Other Litigation.

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. Acushnet stipulated to infringement and a jury trial on invalidity was conducted in December 2007. The jury returned a mixed verdict, finding one claim invalid and eight claims valid. Acushnet filed a motion for a judgment as a matter of law to overturn the inconsistent jury verdict and in the alternative requesting a new trial. Callaway filed a motion seeking a permanent injunction. Subsequent to the trial, the U.S. Patent and Trademark Office (PTO) issued second office actions again determining all four Callaway patents to be invalid. The PTO then closed the reexamination on two of the patents, issuing a final determination that the patents are invalid. The PTO has since issued a Right of Appeal Notice on one of those two patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

(c)	Environmental Matters.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended June 30, 2008:

Three Months Ended June 30, 2008	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30	510,866	$68.90	510,866	14,489,134
May 1 – May 31	1,499,100	69.18	1,499,100	12,990,034
June 1 – June 30	36,000	68.57	36,000	12,954,034

Total	2,045,966	$69.10	2,045,966

(1)

The Company repurchased 2,045,966 shares between April 1, 2008 and June 30, 2008 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on March 25, 2008. The share repurchase program authorizes the Company to purchase up to 15,000,000 shares from March 25, 2008 to December 31, 2008.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on April 29, 2008.

(b)	The Company’s Certificate of Incorporation provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The three nominees for Class I directors, Mr. Richard A. Goldstein, Mr. Pierre E. Leroy and Mr. A. D. David Mackay were duly elected at the 2008 Annual Meeting for a term of office expiring at the 2011 Annual Meeting. The terms of office of the Class II directors, Mr. Bruce A. Carbonari, Mrs. Ann F. Hackett and Mr. David M. Thomas, and the terms of office of the Class III directors, Mrs. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson, continued after the 2008 Annual Meeting.

(c)	(i) The three nominees for Class I directors were elected by a majority of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Mr. Goldstein: 89,366,392 votes for and 44,280,427 votes withheld; (B) Mr. Leroy: 83,669,705 votes for and 49,977,114 votes withheld; and (C) Mr. Mackay: 89,344,846 votes for and 44,301,973 votes withheld.

(ii) A proposal (designated Item 2 and set forth in Company’s Proxy Statement), approved by the Board of Directors, to elect PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2008, was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 131,390,762 shares voted for the proposal, 1,037,685 shares voted against the proposal and 1,218,368 shares abstained.

(iii) A stockholder proposal (designated Item 3 and set forth in Company’s Proxy Statement), to adopt and implement the annual election of each director was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 82,527,175 shares voted for the proposal; 28,532,986 shares voted against the proposal; 1,855,597 shares abstained; and 20,731,060 were broker non-votes.

Item 6.	EXHIBITS

Exhibit

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 31, 2008, Commission file number 1-9076.

10.1	Amendment to the Fortune Brands, Inc. Supplemental Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2008, Commission file number 1-9076.

10.2*	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated effective January 1, 2008) as of July 29, 2008.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)
Date: August 8, 2008
/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President
and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 31, 2008, Commission file number 1-9076.

10.1	Amendment to the Fortune Brands, Inc. Supplemental Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2008, Commission file number 1-9076.

10.2*	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated effective January 1, 2008) as of July 29, 2008.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.