Form 10-Q
period 2008-09-30
FORTUNE BRANDS INC
filed 2008-11-10
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2008

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

Smaller reporting company  ☐

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at October 31, 2008 was 149,907,368.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$175.5	$203.7
Accounts receivable, net	1,060.8	1,101.9

Inventories
Maturing spirits	1,177.3	1,152.8
Other raw materials, supplies and work in process	413.4	424.4
Finished products	500.3	470.4

	2,091.0	2,047.6
Other current assets	426.1	427.7

Total current assets	3,753.4	3,780.9
Property, plant and equipment, net	1,613.5	1,698.2
Goodwill resulting from business acquisitions	3,908.3	4,196.5
Other intangible assets resulting from business acquisitions, net	3,747.8	3,866.7
Investments in unconsolidated subsidiaries	45.9	110.0
Other assets	271.0	304.6

Total assets	$13,339.9	$13,956.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Notes payable to banks	$29.8	$32.5
Commercial paper	859.3	198.5
Current portion of long-term debt	425.9	200.0
Accounts payable	414.6	468.9
Accrued taxes	131.2	376.7
Accrued customer programs	111.7	141.4
Accrued salaries, wages and other compensation	151.5	167.5
Accrued expenses and other liabilities	450.0	508.4

Total current liabilities	2,574.0	2,093.9

Long-term debt	3,484.6	3,942.7
Deferred income	—	65.2
Deferred income taxes	946.4	951.3
Other liabilities	665.9	659.8

Total liabilities	7,670.9	7,712.9

Minority interest in consolidated subsidiaries	14.9	558.5

Stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.6	5.7
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	719.4	684.3
Accumulated other comprehensive income	213.5	349.1
Retained earnings	7,327.9	6,999.3
Treasury stock, at cost	(3,346.3)	(3,086.9)

Total stockholders’ equity	5,654.1	5,685.5

Total liabilities and stockholders’ equity	$13,339.9	$13,956.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	2008	2007
Net sales	$5,823.3	$6,347.7

Cost of products sold	3,083.9	3,421.3
Excise taxes on spirits	346.3	327.2
Advertising, selling, general and administrative expenses	1,524.4	1,507.2
Amortization of intangibles	37.3	35.8
Restructuring charges	41.1	16.1
Intangible asset impairment charges	324.3	—

Operating income	466.0	1,040.1

Interest expense	179.2	226.1
Other income, net	(271.0)	(29.4)

Income from continuing operations before income taxes and minority interests	557.8	843.4

Income tax expense	185.4	266.4
Minority interest (income) expense	(67.5)	18.2

Income from continuing operations	439.9	558.8
Income from discontinued operations	152.5	2.3

Net income	$592.4	$561.1

Earnings per common share
Basic
Continuing operations	$2.89	$3.65
Discontinued operations	1.00	0.02

Net earnings	$3.89	$3.67

Diluted
Continuing operations	$2.85	$3.57
Discontinued operations	0.98	0.02

Net earnings	$3.83	$3.59

Dividends paid per common share	$1.28	$1.20

Average number of common shares outstanding
Basic	152.3	152.8

Diluted	154.5	156.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	2008	2007
Net sales	$1,921.8	$2,145.3

Cost of products sold	1,006.5	1,143.8
Excise taxes on spirits	122.5	111.2
Advertising, selling, general and administrative expenses	494.6	507.5
Amortization of intangibles	12.4	11.8
Restructuring charges	31.0	3.0

Operating income	254.8	368.0

Interest expense	60.4	74.2
Other income, net	(285.1)	(12.5)

Income from continuing operations before income taxes and minority interests	479.5	306.3
Income tax expense	171.4	92.1
Minority interest expense	2.4	6.2

Income from continuing operations	305.7	208.0
Income from discontinued operations	30.2	0.9

Net income	$335.9	$208.9

Earnings per common share
Basic
Continuing operations	$2.04	$1.36
Discontinued operations	0.20	—

Net earnings	$2.24	$1.36

Diluted
Continuing operations	$2.01	$1.33
Discontinued operations	0.20	—

Net earnings	$2.21	$1.33

Dividends paid per common share	$0.44	$0.42

Average number of common shares outstanding
Basic	150.0	153.3

Diluted	151.9	156.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(in millions)

(Unaudited)

	2008	2007
Operating activities
Net income	$592.4	$561.1
Restructuring charges	10.8	1.2
Depreciation and amortization	199.1	203.8
Intangible asset impairment charges	324.3	—
Stock-based compensation	28.2	29.4
Acceleration of Future Brands unamortized deferred gain	(72.0)	—
Maxxium investment write-downs	50.5	—
Deferred income taxes	40.8	(8.7)
Decrease (increase) in accounts receivable	50.6	(10.8)
Increase in inventories	(69.4)	(22.1)
Decrease in accounts payable	(52.2)	(48.0)
Decrease in accrued expenses and other liabilities	(238.0)	(120.7)
Decrease in accrued taxes	(223.5)	(10.6)
Other operating activities, net	(12.3)	(71.6)

Net cash provided by operating activities	629.3	503.0

Investing activities
Additions to capital expenditures	(106.1)	(160.7)
Proceeds from the disposition of assets	11.2	67.8
Acquisitions, net of cash acquired	(104.1)	93.0

Net cash (used) provided by investing activities	(199.0)	0.1

Financing activities
Increase (decrease) in short-term debt and commercial paper, net	658.7	(320.1)
Repayment of long-term debt	(204.8)	(4.6)
Dividends paid to stockholders	(195.1)	(183.9)
Cash purchases of common stock for treasury	(278.6)	—
Proceeds received from exercise of stock options	15.3	67.3
Tax benefit on exercise of stock options	3.0	16.9
Redemption of the 10% minority interest in our Spirits business	(455.0)	—
Other financing activities, net	—	(6.2)

Net cash used by financing activities	(456.5)	(430.6)

Effect of foreign exchange rate changes on cash	(2.0)	30.1

Net (decrease) increase in cash and cash equivalents	$(28.2)	$102.6

Cash and cash equivalents at beginning of period	$203.7	$182.7

Cash and cash equivalents at end of period	$175.5	$285.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 and 2007

(in millions, except per share amounts)

(Unaudited)

	$2.67 Convertible Preferred Stock	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	($3,162.2)	$4,728.0
Comprehensive income
Net income	—	—	—	—	561.1	—	561.1
Changes during the period	—	—	—	156.1	—	—	156.1

Total comprehensive income	—	—	—	156.1	561.1	—	717.2

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($1.20 per Common share and $2.0025 per Preferred share)	—	—	—	—	(248.6)	—	(248.6)
Stock-based compensation	—	—	30.0	—	(7.5)	60.6	83.1
Excess tax benefit on exercise of stock options	—	—	37.0	—	—	—	37.0
Conversion of preferred stock (<0.1 shares)	(0.5)	—	(3.6)	—	—	4.1	—

Balance at September 30, 2007	$5.8	$734.0	$679.1	$194.0	$6,797.7	($3,097.5)	$5,313.1

Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	($3,086.9)	$5,685.5
Comprehensive income
Net income	—	—	—	—	592.4	—	592.4
Changes during the period	—	—	—	(135.6)	—	—	(135.6)

Total comprehensive income	—	—	—	(135.6)	592.4	—	456.8

Dividends ($1.28 per Common share and $2.0025 per Preferred share)	—	—	—	—	(261.2)	—	(261.2)
Treasury stock purchases (4.5 shares)						(278.6)	(278.6)
Stock-based compensation	—	—	32.7	—	(2.6)	18.0	48.1
Excess tax benefit on exercise of stock options	—	—	3.5	—	—	—	3.5
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(1.1)	—	—	1.2	—

Balance at September 30, 2008	$5.6	$734.0	$719.4	$213.5	$7,327.9	($3,346.3)	$5,654.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “the Company” and “Fortune Brands” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of September 30, 2008, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. We do not expect FAS 141R to materially impact our results of operations, cash flows or financial position.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. As of September 30, 2008, the carrying value of other minority interests/noncontrolling interests that would be reclassified to equity upon adoption of FAS 160 was $14.9 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

Fair Value Measurements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We have elected to defer the adoption of nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on our results of operations, cash flows or financial position.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 establishes disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We are currently evaluating the impact of FAS 161 on our disclosures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisition

On September 30, 2008, we acquired the premium Cruzan Rum business from Pernod Ricard S.A. (Pernod Ricard) for $100.0 million in cash. The allocation of the purchase price is preliminary due to the recent date of the acquisition. The final purchase price allocation will be completed after assets and liability valuations are finalized. Final adjustments will affect the fair value assigned to the assets, including intangible assets, and assumed liabilities. The acquisition is not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.”

4.	Discontinued Operations

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

The following table summarizes the results of the discontinued operations for the nine and three months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions)	2008	2007	2008	2007
Net sales	$—	$154.1	$—	$52.9

Income from discontinued operations before income taxes	$4.0	$10.5	$—	$5.6
Income tax (benefit) expense	(148.5)	8.2	(30.2)	4.7

Income from discontinued operations, net of income taxes	$152.5	$2.3	$30.2	$0.9

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Discontinued Operations (Continued)

In the three months ended September 30, 2008, we recorded a $30.2 million tax benefit related to finalization of the tax accounting for the sale of the U.S. Wine business to Constellation Brands in 2007. The benefit primarily resulted from the final determination of the tax gain as capital in nature, enabling us to utilize additional capital loss carryforwards from our 2001-2002 tax years.

For the nine months ended September 30, 2008, we recorded a net income benefit of $152.5 million. This included pre-tax income of $4.0 million from the settlement of outstanding working capital claims related to the sale of the U.S. Wine business in December 2007 (after tax $2.5 million). We also recorded a $43.1 million tax benefit related to finalization of the tax accounting for the sale of the U.S. Wine business. In addition, income taxes were favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal income tax audit that pertained to other discontinued operations. In the second quarter of 2008, the Congressional Joint Committee on Taxation completed its review of a tax refund associated with a capital loss carry forward item that was favorably resolved in an IRS administrative proceeding relating to our 2001-2002 federal tax returns. As a result, the final settlement of the audit of our 2001-2002 federal tax returns removed uncertainty relating to the utilization of a capital loss carry forward, and we recorded a $98.0 million tax benefit related to a capital loss carry forward position associated with the sale of the U.S. Wine business.

5.	Goodwill and Other Intangible Assets

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

In addition, pre-tax impairment charges were recorded in the second quarter of 2008 on indefinite-lived tradenames, primarily related to Therma-Tru and Simonton brands, in the amount of $31.2 million ($19.3 million after tax) in aggregate, as well as other identifiable intangibles of $4.2 million ($2.5 million after tax) in the Home and Hardware business. The impairment of tradenames was due primarily to a reduction in our estimate of potential royalty income resulting from a reduction of our estimated revenue and royalty rate in future periods. We continue to believe that the indefinite lives assigned to these tradenames are appropriate.

We had goodwill of $3,908.3 million as of September 30, 2008. The decrease in goodwill of $288.2 million during the nine months ended September 30, 2008 was primarily due to impairment charges of $288.9 million discussed above, partly offset by goodwill related to the acquisition of the Cruzan Rum business (estimated at $48.2 million), and foreign currency translation adjustments. The allocation of the Cruzan Rum business purchase price is preliminary due to the recent date of the acquisition.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2007	Acquisition	Acquisition-Related Adjustments	Impairment Charges	Translation Adjustments	Balance at September 30, 2008
Spirits	$2,264.6	$48.2	$(16.2)	$—	$(31.9)	$2,264.7
Home and Hardware	1,920.1	—	(5.4)	(288.9)	6.0	1,631.8
Golf	11.8	—	—	—	—	11.8

Total goodwill, net	$4,196.5	$48.2	$(21.6)	$(288.9)	$(25.9)	$3,908.3

We also had indefinite-lived intangibles, principally trade names, of $3,042.0 million and $3,136.1 million as of September 30, 2008 and December 31, 2007, respectively. The decrease of $94.1 million was due to changes in foreign currency rates ($62.9 million) and impairment charges ($31.2 million).

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2008 and December 31, 2007 were as follows:

	As of September 30, 2008				As of December 31, 2007
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$3,114.0	$(72.0	)(1)	$3,042.0	$3,208.1	$(72.0	)(1)	$3,136.1
Amortizable intangible assets
Trade names	503.4	(159.4)		344.0	485.6	(148.4)		337.2
Customer and contractual relationships	398.2	(125.2)		273.0	399.1	(103.6)		295.5
Patents/proprietary technology	81.4	(27.4)		54.0	81.6	(22.8)		58.8
Licenses and other	45.3	(10.5)		34.8	45.3	(6.2)		39.1

Total	1,028.3	(322.5)		705.8	1,011.6	(281.0)		730.6

Total identifiable intangibles	$4,142.3	$(394.5)		$3,747.8	$4,219.7	$(353.0)		$3,866.7

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

6.	Minority Interest Held by V&S Group

V&S owned a 10% interest in our Spirits business (BGSW). As a result of the sale of V&S to Pernod Ricard in April 2008, we exercised our call option to repurchase the minority interest, and in July 2008, we repurchased the minority interest for the carrying value of $455.0 million.

We accounted for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and measured this minority interest at fair value with changes in fair value reflected in income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period prior to June 30, 2008, we estimated fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The fair value at June 30, 2008 of $455.0 million was based on a valuation by an independent third party performed in connection with the repurchase of the minority interest. The valuation reflected the features of the preferred stock, which could not be sold to a third party and had unique shareholder rights as a preferred security. As a result, in the three months ended June 30, 2008, we recorded an $87.9 million decrease in the fair value of the minority interest as minority interest income. No adjustments to fair value were recorded in the nine and three months ended September 30, 2007.

For nine-month periods ended September 30, 2008 and 2007, BGSW declared preferred dividends of $9.8 million and $13.0 million, respectively, to V&S that were recorded as minority interest expense.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Related Parties

Maxxium Worldwide B.V.

BGSW is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that is accounted for using the equity method. BGSW has a 25% interest in Maxxium. The other equal partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd. (TEG) and V&S.

In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009, and on September 30, 2008 Rémy gave notice that it will also withdraw as a Maxxium shareholder on March 30, 2009. In connection with Rémy’s termination, Rémy will pay a €224 million (approximately $318 million based on the September 30, 2008 exchange rate) termination penalty to Maxxium on March 28, 2009, and will receive €60.4 million (approximately $86 million based on the September 30, 2008 exchange rate) for its share in Maxxium on March 30, 2009.

In September 2008, we entered into a Settlement Agreement (Settlement Agreement) with the Maxxium partners that resulted in the termination of V&S’s distribution agreement with Maxxium effective September 30, 2008 and will result in the exit of V&S and Rémy as shareholders of Maxxium effective March 30, 2009. In connection with V&S’s termination, V&S paid a €59 million (approximately $84 million based on the September 30, 2008 exchange rate) termination penalty to Maxxium and will receive €60.4 million (approximately $86 million based on the September 30, 2008 exchange rate) for its shares in Maxxium on March 30, 2009.

In the second quarter of 2008, we recorded a $25.1 million write-down of our investment in the Maxxium joint venture in the statement of income in Other income, net, primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the impending departures of Rémy and V&S. In the third quarter of 2008, as a result of the Settlement Agreement that defined the terms of V&S and Rémy’s exit, we recorded an additional $25.4 million write-down of our investment in Maxxium to reflect an other-than-temporary decline in value. The write-down was determined in accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and is based on the value and intended future use of Maxxium’s remaining net assets after the departure of Rémy and V&S. The carrying value of the investment in Maxxium at September 30, 2008 was $45.1 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Related Parties (Continued)

Future Brands LLC

On September 30, 2008, we closed on a transaction that resulted in the early termination, as of September 30, 2008, of the U.S. distribution agreement between BGSW and the U.S. business of V&S recently acquired by Pernod Ricard. The distribution joint venture, Future Brands LLC (Future Brands), had been scheduled to remain in place through February of 2012. Under the agreement, Pernod Ricard paid Fortune Brands $230.0 million in cash in exchange for early termination of the distribution agreement, which was recorded in Other income, net, in the statement of income. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the 49% interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and did not have a material impact on the financial statements.

As a result of early termination of the U.S. distribution agreement, in the third quarter of 2008, in Other income, net, we recorded a pre-tax gain of $230.0 million and recognized the balance of unamortized deferred income of $72.0 million resulting from the initial payment in 2001 from V&S to establish the U.S. distribution joint venture (total $302.0 million pre-tax and $187.3 million after tax in the nine months ended September 30, 2008). The deferred gain was recognized as income because our obligations to our joint venture partner, V&S, to financially and operationally support the joint venture ceased when we redeemed V&S’s shares in Future Brands.

8.	Income Taxes

The effective income tax rate from continuing operations for the nine months ended September 30, 2008 and 2007 was 33.2% and 31.6%, respectively. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million and a $50.5 million write-down of our investment in the Maxxium joint venture, as well as higher taxed income associated with the termination of the Spirits business’s U.S. distribution agreement. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal tax audit and higher foreign income taxed at lower statutory rates.

The effective income tax rate from continuing operations for the three months ended September 30, 2008 and 2007 was 35.7% and 30.1%, respectively. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on a $25.4 million write-down of our investment in the Maxxium joint venture and higher taxed income associated with the termination of the Spirits business’s U.S. distribution agreement. The 2008 effective income tax rate was favorably impacted by higher foreign income taxed at lower statutory rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Income Taxes (Continued)

It is reasonably possible that, in the next twelve months, total unrecognized tax benefits may decrease in the range of $5.0 to $10.0 million, primarily due to the expiration of the statute of limitations in various tax jurisdictions and tax audit settlements.

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

Other adjustments in the three months ended September 30, 2008 for UTBs amounted to a decrease of $8.4 million, resulting primarily from foreign exchange rate fluctuations on international UTBs. Other adjustments in the nine months ended September 30, 2008 amounted to an increase of $11.3 million, primarily related to additional purchase accounting adjustments associated with the 2005 Spirits business acquisition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Information on Business Segments

Net sales and operating income for the nine months ended September 30, 2008 and 2007 by segment were as follows:

	Nine Months Ended September 30,
(in millions)	2008	2007	% Change vs. Prior Year
Net Sales
Spirits	$1,759.5	$1,748.0	0.7%
Home and Hardware	2,907.1	3,439.4	(15.5)
Golf	1,156.7	1,160.3	(0.3)

Net Sales	$5,823.3	$6,347.7	(8.3)%

Operating Income
Spirits	$417.6	$476.6	(12.4)%
Home and Hardware	(45.9)	440.2	—
Golf	143.6	172.2	(16.6)

Less: Corporate expenses	49.3	48.9	0.8

Operating Income	$466.0	$1,040.1	(55.2)%

Net sales and operating income for the three months ended September 30, 2008 and 2007 by segment were as follows:

	Three Months Ended September 30,
(in millions)	2008	2007	% Change vs. Prior Year

Net Sales
Spirits	$636.3	$612.0	4.0%
Home and Hardware	977.6	1,214.7	(19.5)
Golf	307.9	318.6	(3.4)

Net Sales	$1,921.8	$2,145.3	(10.4)%

Operating Income
Spirits	$150.4	$171.4	(12.3)%
Home and Hardware	95.9	183.9	(47.9)
Golf	24.0	30.0	(20.0)

Less: Corporate expenses	15.5	17.3	(10.4)

Operating Income	$254.8	$368.0	(30.8)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$439.9	$558.8	$305.7	$208.0
Income from discontinued operations	152.5	2.3	30.2	0.9

Net income	592.4	561.1	335.9	208.9
Less: Preferred stock dividends	0.4	0.4	0.1	0.1

Income available to common stockholders – basic	592.0	560.7	335.8	208.8
Convertible Preferred stock dividends	0.4	0.4	0.1	0.1

Income available to common stockholders – diluted	$592.4	$561.1	$335.9	$208.9

Weighted average number of common shares outstanding – basic	152.3	152.8	150.0	153.3
Conversion of Convertible Preferred stock	1.2	1.3	1.2	1.3
Exercise of stock options	1.0	2.3	0.7	2.2

Weighted average number of common shares outstanding – diluted	154.5	156.4	151.9	156.8

Earnings per common share
Basic
Continuing operations	$2.89	$3.65	$2.04	$1.36
Discontinued operations	1.00	0.02	0.20	—

Net earnings	$3.89	$3.67	$2.24	$1.36

Diluted
Continuing operations	$2.85	$3.57	$2.01	$1.33
Discontinued operations	0.98	0.02	0.20	—

Net earnings	$3.83	$3.59	$2.21	$1.33

For the nine and three months ended September 30, 2008 and 2007, certain stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (the exercise price exceeded the average stock price). These excluded stock options were approximately 8.7 million and 3.1 million shares for the nine months ended September 30, 2008 and 2007, respectively. These excluded stock options were approximately 8.6 million and 1.3 million shares for the three months ended September 30, 2008 and 2007, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$22.8	$25.9	$2.3	$2.6
Interest cost	43.4	40.2	6.9	6.8
Expected return on plan assets	(51.7)	(46.8)	—	—
Amortization of prior service cost	2.1	2.0	(0.8)	(1.1)
Amortization of net actuarial loss	6.1	11.2	0.2	0.8
Curtailment losses	2.2	—	—	—

Net periodic benefit cost	$24.9	$32.5	$8.6	$9.1

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$7.1	$8.5	$0.7	$0.5
Interest cost	14.6	13.5	2.4	1.9
Expected return on plan assets	(17.0)	(15.8)	—	—
Amortization of prior service cost	0.9	0.7	(0.2)	(0.3)
Amortization of net actuarial loss	2.4	4.4	—	(0.4)
Curtailment losses	2.2	—	0.1	—

Net periodic benefit cost	$10.2	$11.3	$3.0	$1.7

The decrease in pension and postretirement expense for the nine and three months ended September 30, 2008 compared to 2007 was primarily a result of an increase in the discount rate. In addition, pension expense decreased due to a higher expected return on plan assets as a result of the impact of pension contributions in 2007, as well as certain pension plan changes. The decreases in pension expense were partly offset by curtailment losses primarily associated with the closure of Home and Hardware manufacturing facilities.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurement.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. As permitted under FAS 157, we elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and indefinite-lived intangible assets, until January 1, 2009. The impact of adopting FAS 157 was not material.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows:

		Fair Value at Reporting Date Using
(in millions)	September 30, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$31.6	$31.6	$—
Deferred compensation program assets	60.4	60.4	—

Total assets	$92.0	$92.0	$—

Liabilities
Derivatives	$10.5	$10.5	$—
Deferred compensation program liabilities	60.4	60.4	—

Total liabilities	$70.9	$70.9	$—

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

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

Below is a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine and three months ended September 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — Minority Interest in Spirits Business
(in millions)	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008
Beginning balance	$542.9	$455.0
Unrealized gains included in earnings	(87.9)	—
Repurchase of the minority interest	(455.0)	(455.0)

Ending balance	$—	$—

At each reporting period prior to June 30, 2008, we estimated the fair value of the minority interest in the Spirits business based on a combination of market-based earnings multiples and discounted cash flow techniques. In the second quarter of 2008, based on the fair value determination by an independent third party performed in connection with the repurchase of the minority interest, we recorded an $87.9 million decrease in the fair value of the minority interest in the Spirits business as minority interest income. In July 2008, we repurchased the minority interest in BGSW from V&S for the carrying value of $455.0 million. For additional information on the accounting for the minority interest in the Spirits business, refer to Note 6, “Minority Interest Held by V&S Group.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal financial instruments used are forward foreign exchange contracts, interest rate swaps and commodity swaps. In the second quarter of 2008, we entered into interest rate swaps with an aggregate notional principal amount of $400 million. The swap agreements hedge changes in fair value on a portion of our fixed rate 5.375% notes due 2016 that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and are classified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In October 2008, we terminated and settled our interest rate swap agreements, and recorded a $15.6 million gain that will be amortized to income as reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding as of December 31, 2007.

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

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial. The fair value of the derivative assets at September 30, 2008 was $31.6 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Guarantees and Commitments

As of September 30, 2008, we had third-party guarantees totaling approximately $89 million. These represent guarantees of the debt of Maxxium, our Spirits business’ international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The guarantees of Maxxium’s credit facilities in effect at September 30, 2008 were scheduled to expire on December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium, of $0.3 million existed as of September 30, 2008 to reflect the fair value of the guarantees to Maxxium. In conjunction with the third quarter 2008 execution of a Settlement Agreement providing for the withdrawal of Rémy and V&S from Maxxium, Maxxium’s credit facilities guaranteed by the joint venture partners were renegotiated with the banks, effective October 1, 2008. Consistent with prior guarantees, we continue to guarantee our proportionate share of Maxxium’s credit facilities, but the guarantees now expire March 31, 2009.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $31.1 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.8 million as of September 30, 2008.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for the nine months ended September 30, 2008 and 2007 were as follows.

(in millions)	Nine Months Ended September 30, 2008
		Restructuring-Related
	Restructuring Charges	Cost of Sales	G&A (1)	Total Charges
Spirits	$22.1	$—	$11.9	$34.0
Home and Hardware	19.0	3.7	5.7	28.4

	$41.1	$3.7	$17.6	$62.4

(in millions)	Nine Months Ended September 30, 2007
		Restructuring-Related
	Restructuring Charges	Cost of Sales	G&A (1)	Total Charges
Spirits	$2.7	$—	$—	$2.7
Home and Hardware	13.2	6.8	0.4	20.4
Golf	0.2	—	—	0.2

	$16.1	$6.8	$0.4	$23.3
(1) General and administrative expenses.

Pre-tax restructuring and restructuring-related charges for the three months ended September 30, 2008 and 2007 were as follows.

(in millions)	Three Months Ended September 30, 2008
		Restructuring-Related
	Restructuring Charges	Cost of Sales	G&A (1)	Total Charges
Spirits	$18.2	$—	$3.8	$22.0
Home and Hardware	12.8	1.1	2.0	15.9

	$31.0	$1.1	$5.8	$37.9

(in millions)	Three Months Ended September 30, 2007
		Restructuring-Related
	Restructuring Charges	Cost of Sales	G&A (1)	Total Charges
Home and Hardware	2.8	0.5	—	3.3
Golf	0.2	—	—	0.2

	$3.0	$0.5	$—	$3.5
(1) General and administrative expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges (Continued)

Spirits restructuring charges for the nine months ended September 30, 2008 of $22.1 million include charges of $18.2 million to restructure our U.S. and international routes to market and primarily represent charges for workforce reduction and lease terminations. Restructuring charges also include costs for supply chain realignment ($3.9 million). Spirits restructuring-related charges for the nine months ended September 30, 2008 of $11.9 million were primarily costs for organizational repositioning and our strategic route-to-market initiative in the U.S. Additional charges are expected to be incurred over the next 6 to 12 months primarily related to global route-to-market strategic initiatives. Spirits charges in 2007 primarily related to a distribution model change in Australia.

Home and Hardware charges in 2008 ($28.4 million) were primarily due to efforts to align costs and capacity with marketplace conditions, including the closure of additional U.S. manufacturing facilities. Home and Hardware charges in 2007 ($20.4 million) principally related to supply chain realignment and cost reduction initiatives across the segment.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2007	2008 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at September 30, 2008
Workforce reductions	$9.3	$22.7	$(12.7)	$—	$19.3
Asset write-downs	—	7.8	0.5	(8.3)	—
Contract termination costs	3.7	11.4	(2.7)	(2.0)	10.4
Other	1.3	(0.8)	(0.4)	—	0.1

	$14.3	$41.1	$(15.3)	$(10.3)	$29.8

16.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at September 30, 2008 were deferred net gains of $16.5 million related to cash flow hedges of anticipated transactions denominated in foreign currencies.

Total comprehensive income for the three months ended September 30, 2008 and 2007 was $39.1 million and $277.4 million, respectively. The primary reason for the decrease was movement in foreign exchange rates, partially offset by higher net income. The difference between total comprehensive income and net income was primarily attributable to currency translation losses in the nine and three months ended September 30, 2008 of $158.2 million and $316.6 million, respectively.

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

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. Acushnet stipulated to infringement and a jury trial on invalidity was conducted in December 2007. The jury returned a mixed verdict, finding one claim invalid and eight claims valid. Acushnet filed a motion for a judgment as a matter of law to overturn the inconsistent jury verdict and in the alternative requesting a new trial. Callaway filed a motion seeking a permanent injunction. Subsequent to the trial, the U.S. Patent and Trademark Office (PTO) issued actions closing the prosecution on each case, making a final determination that all four patents are invalid. The PTO also issued a Right of Appeal Notice on one patent, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals, which Callaway has done. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

On June 8, 2007, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf clubs manufactured by Acushnet Company infringe five of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of two of its golf club patents. In November 2008, the parties entered into a definitive agreement to settle this matter under terms that are confidential.

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

In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011. The interest rates, which are variable, are based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating. Commitment fees of 0.15% per annum are subject to increases up to maximum fees of 0.20% per annum in the event our long-term debt rating falls below specified levels. The facility may be drawn through the commitment period ending January 31, 2009. Both the existing 5-year revolving credit agreement and the new 3-year term loan are for general corporate purposes including support of the Company’s commercial paper borrowings in the commercial paper market.

Item 2.                                                     FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Fortune Brands, Inc. (Fortune Brands) is a holding company with subsidiaries that make and sell leading consumer branded products worldwide in the following markets: spirits, home & hardware, and golf products. We strive to enhance shareholder value in a variety of ways, including:

•	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

•	positioning our brands and businesses to outperform their respective markets. We do this by:

-	developing innovative new products and effective marketing campaigns,

-	expanding customer relationships,

-	extending brands into adjacent categories and

-	developing international growth opportunities,

•	pursuing business improvements by operating lean and flexible supply chains and business processes,

•	promoting organizational excellence by developing winning cultures and associates, and

•	leveraging our breadth and balance and financial strength to drive shareholder value.

While our first priority is internal growth, we also strive to achieve growth and high returns through add-on acquisitions, dispositions and joint ventures. In addition, over time, we enhance shareholder value through other initiatives, such as using our financial resources to repurchase shares and pay attractive dividends.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

	Net Sales
			% Change
(in millions)	2008	2007	vs. Prior Year

Spirits	$1,759.5	$1,748.0	0.7%
Home and Hardware	2,907.1	3,439.4	(15.5)
Golf	1,156.7	1,160.3	(0.3)

Net Sales	$5,823.3	$6,347.7	(8.3)%

	Operating Income
			% Change
	2008	2007	vs. Prior Year
Spirits	$417.6	$476.6	(12.4)%
Home and Hardware	(45.9)	440.2	—
Golf	143.6	172.2	(16.6)
Less:
Corporate expenses	49.3	48.9	0.8

Operating Income	$466.0	$1,040.1	(55.2)%

The 8% sales decrease was primarily due to the downturn in the U.S. home products market that impacted our Home and Hardware business, as well as lower U.S. sales in the Golf business. These decreases were partially offset by higher Spirits sales in the premium end of the portfolio, growth in international markets in the Golf and Home & Hardware businesses, and favorable foreign currency.

Operating income decreased due to second quarter 2008 non-cash intangible asset impairment charges in the Home and Hardware business, lower sales, adverse operating leverage in the Home and Hardware business, higher commodity costs, and increased brand investment in the Golf business, as well as higher restructuring and restructuring-related charges in the Home & Hardware and Spirits businesses. Operating income benefited from select price increases, as well as productivity improvements and cost reductions in the Home and Hardware business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales decreased $524.4 million, or 8%, to $5.8 billion due to:

•	the downturn in the U.S. home products market and its impact on our Home and Hardware business,

•	weak consumer sentiment reducing demand for discretionary purchases, and

•	lower international sales in certain markets in the Spirits business including the impact on volume of a new Australian excise tax on ready-to-drink spirit products.

Sales benefited from:

•	newly introduced products and line extensions across all businesses (approximately $189 million in total, net of discontinued products),

•	favorable foreign currency (approximately $107 million),

•	price increases implemented to offset higher costs for materials in the Home and Hardware business, as well as targeted price increases in the Spirits business

•	higher sales in the premium end of the spirits portfolio, particularly in the U.S., and

•	growth in international markets for the Golf and Home & Hardware businesses.

Cost of products sold

Cost of products sold decreased $337.4 million, or 10%, primarily on lower sales, as well as cost reduction programs, global sourcing initiatives and productivity improvements, partly offset by unfavorable coverage of manufacturing costs and higher commodity costs (including fuel-related costs).

Excise taxes on spirits

Excise taxes on spirits were up 80 basis points as a percentage of sales compared to the prior year due to higher U.S. spirits sales as a percent of total spirits sales. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments are reflected in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $17.2 million, or 1%, primarily due to organizational repositioning and U.S. route-to-market initiative restructuring-related costs in the Spirits business and increased brand investment in the Golf business, partly offset by cost reductions in the Home and Hardware business.

Amortization of intangibles

Amortization of intangibles increased $1.5 million, or 4%, due to changes in foreign currency rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Intangible asset impairment charges

In the second quarter of 2008, we recorded pre-tax intangible asset impairment charges in the Home and Hardware business of $324.3 million, primarily due to the impact of a steeper than anticipated decline in the U.S. home products market in the current year, and the expectation of a slower than previously anticipated recovery in new home construction. For additional information, refer to the Results of Operations for the Home and Hardware segment.

Restructuring charges

In the nine months ended September 30, 2008, we recorded restructuring charges of $41.1 million, primarily in the Spirits business ($22.1 million in total) to restructure our U.S. and international routes to market ($18.2 million), including charges for workforce reduction and lease terminations. Restructuring charges also included costs for supply chain realignment ($3.9 million). In addition, we recorded charges in the Home and Hardware business ($19.0 million) to align costs and capacities with marketplace conditions, including the announced closing of six manufacturing facilities. In the nine months ended September 30, 2007, we recorded restructuring charges of $16.1 million, principally related to cost reduction initiatives in the Home and Hardware business ($13.2 million), as well as a change in the distribution model in Australia for the Spirits business ($2.7 million).

Interest expense

Interest expense decreased $46.9 million, or 21%, primarily as a result of lower average debt, as well as lower average interest rates.

Other income, net

Other income, net, increased $241.6 million, predominantly as a result of income of $230.0 million from Pernod Ricard S.A. (Pernod Ricard) for the early termination of the Spirits U.S. distribution agreement, as well as $72.0 million recognition of remaining unamortized deferred income from the initial establishment of the joint venture. These amounts were partially offset by a $50.5 million write-down of our investment in Maxxium, our international sales and distribution joint venture, primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the impending departures of Rémy Cointreau S.A. (Rémy) and V&S Group (V&S), and as a result of the execution of a Settlement Agreement with the joint venture partners that define the terms of V&S and Rémy’s exit from Maxxium. In addition, we recorded $8.2 million of expenses related to participation in the auction process for the acquisition of V&S. Other income, net, also includes non-operating income and expense, such as amortization of deferred income related to our U.S. spirits distribution joint venture, Future Brands LLC (Future Brands), interest income and transaction gains/losses related to foreign currency-denominated transactions.

Future results will be unfavorably impacted by the absence of the pre-tax deferred gain recognition of V&S’s initial investment in the joint venture, which will no longer be amortized in Other income, net ($7 million in the fourth quarter of 2008 and $27 million total in 2009).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income tax expense

The effective income tax rate for the nine months ended September 30, 2008 and 2007 was 33.2% and 31.6%, respectively. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million and a $50.5 million write-down of our investment in the Maxxium joint venture, as well as higher taxed income associated with termination of the Spirits business’s U.S. distribution agreement. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal tax audit and higher foreign income taxed at lower statutory rates.

Minority interest (income) expense

Minority interest income was $67.5 million this year compared to expense of $18.2 million last year. The favorable change of $85.7 million was primarily due to an $87.9 million gain from a reduction in the fair value of the 10% minority interest in the Spirits business (BGSW) as a result of a valuation by an independent third party performed in connection with our repurchase of the minority interest.

As a result of redemption of the 10% minority interest in BGSW from V&S, effective July 25, 2008, future results will be favorably impacted by reduced minority interest expense as we will no longer pay a preferred dividend to V&S, which totaled $17.4 million after tax on an annual basis. This benefit will be partially offset by the interest expense on the debt incurred to finance the repurchase of the minority interest.

Net income

Net income was $592.4 million, or $3.89 per basic share and $3.83 per diluted share, for the nine months ended September 30, 2008. This compared to net income of $561.1 million, or $3.67 per basic share and $3.59 per diluted share, for the nine months ended September 30, 2007. Income from continuing operations (excluding the U.S. Wine business that was sold in 2007) was $439.9 million, or $2.89 per basic share and $2.85 per diluted share, for the nine months ended September 30, 2008. These results compared to $558.8 million, or $3.65 per basic share and $3.57 per diluted share, for the nine months ended September 30, 2007, respectively. The $118.9 million decrease in income from continuing operations was primarily due to second quarter 2008 intangible asset impairment charges ($310.7 million after tax) in the Home and Hardware business, lower operating income from business operations, write-downs of the Spirits business’s investment in Maxxium ($50.5 million), and higher restructuring and restructuring-related charges ($40.8 million after tax in 2008 compared to $14.6 million in 2007). Income from continuing operations benefited from income due to the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($187.3 million after tax in aggregate), as well as a gain due to a reduction in the fair value of the minority interest in the Spirits business ($81.5 million), lower interest expense and tax-related credits ($98.2 million).

Income from discontinued operations was $152.5 million for the nine months ended September 30, 2008, or $1.00 per basic share and $0.98 per diluted share due to finalization of the tax accounting for the sale of the U.S. Wine business in 2007. This compared to income from discontinued operations for the nine months ended September 30, 2007 of $2.3 million, or $0.02 per basic and diluted share.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales increased $11.5 million, or 1%, to $1,759.5 million, benefiting from favorable foreign currency (approximately $52 million). In addition, net sales increased due to higher sales at the premium end of our portfolio, particularly in the U.S., U.K. and BRIC countries (Brazil, Russia, India and China), and the impact of targeted price increases. These factors were partially offset by lower sales in certain international markets, particularly Spain, Mexico and Germany, as well as the impact on net sales of an unexpected Australia excise tax on ready-to-drink spirit products instituted in April.

Operating income decreased $59.0 million, or 12%, to $417.6 million, primarily due to $34.0 million in restructuring and restructuring-related charges resulting from initiatives to restructure our international and U.S. routes to market, organizational repositioning, and supply chain realignment. In addition, operating income was impacted by higher brand spending, and increased operating expenses due to higher information technology costs, as well as the unfavorable margin impact of lower sales of high-margin ready-to-drink products in Australia as a result of the new excise tax. These factors were partially offset by the impact of price increases and a favorable mix shift toward our higher margin premium brands outside of Australia.

BGSW is a partner in Maxxium, an international sales and distribution joint venture that we account for using the equity method. BGSW has a 25% ownership interest in Maxxium. The Company’s other equal partners in Maxxium are Rémy, The Edrington Group Ltd. (TEG) and V&S. In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009, and on September 30, 2008 Rémy gave notice that it will also withdraw as a Maxxium shareholder on March 30, 2009. In connection with Rémy’s termination, Rémy will pay a €224 million (approximately $318 million based on the September 30, 2008 exchange rate) termination penalty to Maxxium on March 28, 2009, and will receive €60.4 million (approximately $86 million based on the September 30, 2008 exchange rate) for its share in Maxxium on March 30, 2009.

In September 2008, we entered into a Settlement Agreement (Settlement Agreement) with the Maxxium partners that resulted in the termination of V&S’s distribution agreement with Maxxium effective September 30, 2008 and will result in the exit of V&S and Rémy as shareholders of Maxxium effective March 30, 2009. In connection with V&S’s termination, V&S paid a €59 million (approximately $84 million based on the September 30, 2008 exchange rate) termination penalty to Maxxium and will receive €60.4 million (approximately $86 million based on the September 30, 2008 exchange rate) for its share in Maxxium on March 30, 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits (Continued)

In the second quarter of 2008, we recorded a $25.1 million write-down of our Maxxium investment (in Other income, net), primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the impending departures of Rémy and V&S. In the third quarter, as a result of the Settlement Agreement that defined the terms of V&S and Rémy’s exit from Maxxium, we recorded an additional $25.4 million write-down of our investment in Maxxium. The carrying value of the investment in Maxxium at September 30, 2008 was $45.1 million.

On September 30, 2008, we closed a transaction that resulted in the early termination, as of September 30, 2008, of the U.S. distribution agreement between BGSW and the U.S. business of V&S. The distribution joint venture, Future Brands, was scheduled to remain in place through February of 2012. Under the early termination agreement, Pernod Ricard paid Fortune Brands $230.0 million in cash in exchange for early termination of the distribution agreement, which was recorded in Other income, net, in the statement of income. The early termination of the U.S. distribution agreement allows us to simplify our route to market in the U.S. and exercise greater control over our distribution. The proceeds compensate us in advance for our higher costs of distribution over the remaining term of the joint venture agreement. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the 49% interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and did not have a material impact on the financial statements.

As a result of early termination of the U.S. distribution agreement, in the third quarter of 2008, in Other income, net, we recorded a pre-tax gain of $230.0 million and recognized the balance of unamortized deferred income of $72.0 million resulting from the initial payment in 2001 from V&S to establish the U.S. distribution joint venture.

V&S owned a 10% interest in our Spirits business. As a result of the sale of V&S, we exercised our call option to repurchase V&S’s 10% equity stake in the Spirits business and, in July 2008, we repurchased the minority interest for the carrying value of $455.0 million. In the second quarter of 2008, we recorded, in Minority interest income (expense), an $87.9 million gain from a reduction in the fair value of the 10% minority interest in the Spirits business (BGSW) as a result of a valuation by an independent third party performed in connection with our repurchase of the minority interest,

In the third quarter of 2008, we purchased the premium Cruzan Rum business from Pernod Ricard for $100 million in cash.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits (Continued)

We expect to incur additional restructuring and restructuring-related charges over the next 6 to 12 months related to our U.S. route-to-market strategic initiatives. In the future, we expect to be impacted by higher pre-tax operating costs of approximately $12 million in the fourth quarter of 2008 and an incremental approximately $20 million in 2009 as a result of our U.S. route-to-market initiatives. In addition, a new U.S. distributor partnership program, under which we’ll support faster inventory turns for our distributor partners, is expected to result in the reduction of year-over-year distributor inventory levels and adversely impact fourth quarter 2008 sales, resulting in approximately $20 million lower operating income in the fourth quarter of 2008.

In September 2008, BGSW and TEG established an international distribution alliance providing for a joint venture arrangement between the two parties in many Maxxium markets beginning March 31, 2009. The alliance provides that BGSW and TEG will have equal joint ownership of sales and distribution companies in certain markets and that BGSW-controlled or TEG-controlled distribution companies will distribute both companies’ products in certain other markets. BGSW and TEG will work together to facilitate an orderly transition or winding down of Maxxium operations. In 2009, operating costs may be higher in the Spirits business as a result of global route-to-market changes.

In April 2008, the Australian government increased excise taxes on ready-to-drink products by 70%, equating to a 25% price increase to consumers, which adversely impacted Beam’s pre-mixed products including Jim Beam and Cola. Operating income will continue to be negatively impacted by the excise tax increase until its impact is annualized in the second quarter of 2009.

Factors that could adversely affect results include potential changes to distribution, commodity cost increases, competitive pricing activities, and the possibility of excise and other tax increases, including internationally.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware

Net sales decreased $532.3 million, or 15%, to $2,907.1 million. The decrease was primarily attributable to the downturn in the U.S. home products market, which declined at a faster rate in the third quarter as a result of the slower U.S. economy, the credit crisis, decreasing home prices and declining consumer confidence. These factors contributed to further reductions in both remodeling spending and new home construction. Sales benefited from new products and line extensions (approximately $237 million in total, particularly in faucets, cabinetry and exterior doors), higher sales of security products, expansion in international markets, continued extension of brands into adjacent product categories, and the impact of select price increases.

Operating income decreased $486.1 million resulting in a loss of $45.9 million, primarily due to second quarter 2008 intangible asset impairment charges of $324.3 million. In addition, operating income continued to be negatively impacted by lower sales, the resulting unfavorable coverage of manufacturing and overhead costs, and higher commodity and fuel-related costs (approximately $40 million excluding the benefit of price increases). Restructuring and restructuring-related charges were $8.0 million higher due to a continuing effort to align costs and capacity with marketplace conditions, including the closure of additional manufacturing facilities. Operating income benefited from select price increases, productivity improvements, global sourcing initiatives to reduce materials costs, as well as a reduction in manufacturing, overhead and administrative cost structures.

The downturn in the overall U.S. home products market, which we now project to decline at a high-teens percentage rate in 2008, will continue to negatively impact the results of operations for our Home and Hardware business. Our business may also continue to be affected by competitive pricing, as well as further changes in the costs of certain commodities and sourced components. We will continue to strive to mitigate the impact of the downturn on our net sales through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the replace-and-remodel segment of the U.S. home products market. Through previously announced restructuring activities and ongoing cost control initiatives, we are aligning supply-chain and administrative costs with marketplace demand in order to mitigate the impact of the downturn on our operating income and operating margins.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware (Continued)

In the second quarter of 2008, we recorded pre-tax intangible impairment charges in the Home and Hardware segment, principally for the door and window brands, of $324.3 million. We forecast the U.S. home products market in two portions: the new home construction portion and the repair/remodel portion. Primarily due to the impact of a larger-than-anticipated decline in the U.S. home products market on financial results, the Company concluded it was necessary to conduct an interim goodwill impairment test of reporting units most significantly impacted by new construction and most recently acquired (newer historical carrying values), primarily the Therma-Tru door and Simonton window brands. Based on the results of the testing, the Company recorded pre-tax goodwill impairment charges, predominantly related to its Therma-Tru door reporting unit. For each reporting unit, the impairment charge was measured as the excess of the implied fair value of the goodwill over its carrying value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Consistent with historical practice, the Company estimates the fair value of a reporting unit based on an estimate of future cash flows discounted at a market participant derived weighted average cost of capital. Our estimate of discounted future cash flows decreased significantly from year-end 2007 primarily due to a reduction of current year forecasted revenues and cash flows compared to our original plan (which results in projecting future revenue and cash flow growth off of a significantly lower base) and the shifting of cash flow growth beyond 2008 into later years.

At September 30, 2008, the Company had long-lived assets in its Home and Hardware segment that totaled $3,446.9 million, including goodwill and indefinite-lived tradenames of $1,631.8 million and $753.0 million, respectively. While we are confident in the long-term growth and return prospects for this segment, generally accepted accounting principles require us to assess the impairment of goodwill and indefinite-lived tradenames based upon their current fair values, which are significantly impacted by current global economic conditions and the current state of our U.S. home products markets. Key to recoverability of our long-lived assets is our forecast of the depth and duration of the U.S. home products market downturn, and its impact on future revenues, operating margins and cash flows. Our projection for the U.S. home products market and global economic conditions is inherently subject to a number of uncertain factors, such as the depth and duration of the global economic slowdown, as well as U.S. changes in home prices, unsold homes inventory levels, credit availability and borrowing rates, unemployment levels, and overall consumer confidence. In addition, as we continue to respond to the downturn in the U.S. home products market, our restructuring initiatives to reduce manufacturing capacity and administrative costs, and exit lower return product lines may result in impairments of assets. In the near term, as we monitor the above factors, it is possible we may change the revenue and cash flow projections of our Home and Hardware segment, which may require the recording of long-lived asset impairment charges in accordance with the provisions of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales decreased $3.6 million, or less than 1%, to $1,156.7 million despite favorable foreign currency (approximately $27 million). The sales decrease was primarily due to soft demand in the U.S., including the impact of lower consumer demand for discretionary purchases such as golf clubs, as well as the timing of new product introductions of both golf clubs and golf balls. These factors were offset by higher sales in Asian markets and for golf shoes and accessories.

Operating income decreased $28.6 million, or 17%, to $143.6 million, primarily due to adverse operating leverage, an increase in brand investment in growing international markets, close-out pricing in advance of the launch of next-generation products, and an increase in patent license expenses.

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

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March of 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. As a result of their recent research regarding spin, the USGA has adopted a rule change, effective January 1, 2010, reducing the groove volume and limiting the groove edge angle allowable on all irons and wedges. The USGA and R&A have adopted a rule change to allow greater adjustability in golf clubs, which went into effect on January 1, 2008. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies and the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $49.3 million, which include salaries, benefits and expenses related to corporate office employees, increased $0.4 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

	Net Sales
(in millions)	2008	2007	% Change vs. Prior Year
Spirits	$636.3	$612.0	4.0%
Home and Hardware	977.6	1,214.7	(19.5)
Golf	307.9	318.6	(3.4)

Net Sales	$1,921.8	$2,145.3	(10.4)%

	Operating Income
	2008	2007	% Change vs. Prior Year
Spirits	$150.4	$171.4	(12.3)%
Home and Hardware	95.9	183.9	(47.9)
Golf	24.0	30.0	(20.0)
Less:
Corporate expenses	15.5	17.3	(10.4)

Operating Income	$254.8	$368.0	(30.8)%

The 10% sales decrease was primarily due to the downturn in the U.S. home products market that impacted our Home and Hardware business, including an increase in the decline in the home remodeling market, a slowing in consumer demand impacting discretionary purchases, and the impact of an unexpected Australian excise tax on ready-to-drink spirits products instituted in April. These decreases were partially offset by favorable timing of spirits shipments in the U.S., growth in international markets in the Golf and Home & Hardware businesses, and favorable foreign currency.

Operating income decreased due to lower sales, adverse operating leverage in the Home and Hardware business, and higher restructuring and restructuring-related charges in the Home and Hardware business to align costs and capacity with marketplace conditions and in the Spirits business for route-to-market initiatives. In addition, operating income was unfavorably impacted by higher commodity costs, including fuel-related costs. Operating income benefited from select price increases, as well as productivity improvements and reduced cost structures, primarily in the Home and Hardware business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales decreased $223.5 million, or 10%, to $1.9 billion due to:

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business, particularly an increase in the rate of decline in the remodeling market,

•	weak consumer sentiment reducing demand for discretionary purchases, affecting the Home & Hardware and Golf businesses, and

•	lower international sales in certain markets in the Spirits business, including the impact of an unexpected Australian excise tax on ready-to-drink spirits products.

Sales benefited from:

•	newly introduced products and line extensions across all businesses (approximately $80 million in total, net of discontinued products),

•	price increases implemented to offset higher costs for materials in the Home and Hardware business, as well as targeted price increases in the Spirits business,

•	favorable foreign currency ($20 million),

•	the timing of spirits shipments in the U.S., and

•	growth in international markets for the Golf and Home & Hardware businesses.

Cost of products sold

Cost of products sold decreased $137.3 million, or 12%, primarily on lower sales, as well as cost reduction programs, global sourcing initiatives and productivity improvements, partly offset by unfavorable coverage of manufacturing costs and the impact of higher commodity costs.

Excise taxes on spirits

Excise taxes on spirits were up approximately 120 basis points as a percentage of sales compared to the prior year due to higher U.S. spirits sales as a percent of total spirits sales. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $12.9 million, or 3%, primarily due to cost reduction in the Home and Hardware business, partly offset by higher brand investment in the Golf business and organizational and strategic restructuring-related costs in the Spirits and Home & Hardware businesses.

Amortization of intangibles

Amortization of intangibles increased $0.6 million, or 5%, primarily due to changes in foreign currency rates.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Restructuring charges

For the three months ended September 30, 2008, we recorded restructuring charges of $31.0 million, primarily in the Spirits business ($18.2 million) due to initiatives to restructure our international and U.S. routes to market. In addition, we recorded charges in the Home and Hardware business ($12.8 million) to continue to align costs and capacity with marketplace conditions. In the three months ended September 30, 2007, we recorded restructuring charges of $3.0 million principally related to cost reduction initiatives in the Home and Hardware business.

Interest expense

Interest expense decreased $13.8 million, or 19%, to $60.4 million primarily as a result of lower average debt, as well as slightly lower average interest rates.

Other income, net

Other income, net, increased $272.6 million to income of $285.1 million, predominantly due to compensation of $230.0 million from Pernod Ricard for the early termination of the Spirits U.S. distribution agreement, as well as $72.0 million recognition of remaining unamortized deferred income from the initial establishment of the arrangement. These amounts were partially offset by a $25.4 million write-down of our investment in Maxxium joint venture as a result of the execution of a Settlement Agreement with the joint venture partners. Other income, net, also includes non-operating income and expense, such as amortization of deferred income related to Future Brands, interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income tax expense

The effective income tax rate for the three months ended September 30, 2008 and 2007 was 35.7% and 30.1%, respectively. The effective income tax rate was unfavorably impacted by the absence of a tax benefit on a $25.4 million write-down of our investment in the Maxxium joint venture and higher taxed income associated with the termination of the Spirits business’s U.S. distribution agreement. The 2008 effective income tax rate was favorably impacted by higher foreign income taxed at lower statutory rates.

Minority interest expense

Minority interest expense was $2.4 million compared to $6.2 million in the same three month period in 2007.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net income

Net income was $335.9 million, or $2.24 per basic share and $2.21 per diluted share, for the three months ended September 30, 2008. This compared to net income of $208.9 million, or $1.36 per basic share and $1.33 per diluted share, for the three months ended September 30, 2007. Income from continuing operations (excluding the U.S. Wine business that was sold in 2007) was $305.7 million, or $2.04 per basic share and $2.01 per diluted share, for the three months ended September 30, 2008. These results compared to $208.0 million, or $1.36 per basic share and $1.33 per diluted share, for the three months ended September 30, 2007, respectively. The $97.7 million increase in income from continuing operations was primarily due to income due to the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($187.3 million after tax in aggregate), as well as lower interest expense. These increases were partially offset by lower operating income from business operations and a write-down of the Spirits business’s investment in Maxxium ($25.4 million) and higher restructuring and restructuring-related charges ($24.6 million after tax in 2008 compared to $2.2 million in 2007).

Income from discontinued operations was $30.2 million for the three months ended September 30, 2008, or $0.20 per basic and diluted share, due to a tax benefit related to finalization of the tax accounting for the sale of the U.S. Wine business in 2007. This compared to income from discontinued operations for the three months ended September 30, 2007 of $0.9 million, or less than $0.01 per basic and diluted share.

Results of Operations By Segment

Spirits

Net sales increased $24.3 million, or 4%, to $636.3 million, benefiting from favorable foreign currency (approximately $15 million). In addition, net sales increased due to the timing of spirits shipments in the U.S., higher sales in the U.K. and BRIC countries, and the impact of targeted price increases. These increases were partially offset by the continued adverse impact on volume of an unexpected Australian excise tax on ready-to-drink spirits products instituted in April and lower sales in certain international markets, particularly Spain, Mexico and Germany.

Operating income decreased $21.0 million, or 12%, to $150.4 million, primarily due to $22.0 million of restructuring and restructuring-related charges this year due to initiatives to restructure our international and U.S. routes to market. In addition, operating income was down due to the unfavorable margin impact of lower volume of high-margin ready-to-drink products in Australia, and higher operating costs due to a higher share of joint venture costs due to weaker partner shipments in the quarter. These factors were partially offset by the favorable impact of price increases and a favorable mix shift to higher margin premium brands outside of Australia. For information on a number of one-time items recorded in the third quarter, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Spirits business for the nine months ended September 30, 2008.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware

Net sales decreased $237.1 million, or 20%, to $977.6 million. The decrease was primarily attributable to the downturn in the U.S. home products market, which declined at a faster rate as a result of pressures on remodeling due to the credit crisis, decreasing home prices, and the overall slowing of the U.S. economy. Sales benefited from new products and line extensions (approximately $92 million in total, particularly in faucets and cabinetry), higher sales of security products, expansion in international markets, continued extension of brands into adjacent product categories, and the impact of select price increases.

Operating income decreased $88.0 million, or 48%, to $95.9 million, primarily due to lower sales and the resulting unfavorable coverage of manufacturing and overhead costs. In addition, operating income was unfavorably impacted by increased commodity and fuel-related costs (approximately $20 million) and higher restructuring and restructuring-related costs to continue to align costs and capacity with marketplace conditions (manufacturing facility closures and supply chain investments). Operating income continued to benefit from select price increases, productivity improvements, and global sourcing initiatives to reduce materials costs, as well as a reduction in manufacturing, overhead and administrative cost structures.

Golf

Net sales decreased $10.7 million, or 3%, to $307.9 million. The sales decrease was primarily due to soft demand in the U.S. and Europe and weak consumer demand for discretionary purchases such as golf clubs, as well as the timing of new product introductions. Sales benefited from growth in Asian markets.

Operating income decreased $6.0 million, or 20%, to $24.0 million, primarily due to adverse operating leverage, unfavorable brand shift in golf balls, an increase in brand investment in growing international markets, and close-out pricing in advance of the launch of next-generation products.

Corporate

Corporate expenses of $15.5 million, which include salaries, benefits and expenses related to corporate office employees, decreased $1.8 million, or 10%, due lower incentive compensation expense.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The global credit crisis has worsened in recent months. In addition, the recent volatility in capital and credit markets may continue and heighten risks in the near term. We believe, however, that we have sufficient liquidity to fund our operations for the foreseeable future.

Liquidity

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities, borrowings under our credit agreements and long-term notes. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic options, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Cash Flows

Net cash provided by operating activities was $629.3 million for the nine months ended September 30, 2008 compared to $503.0 million for the same nine-month period last year. The increase in cash provided of $126.3 million was principally due to income from termination of the Spirits U.S. distribution agreement ($230.0 million pretax). Net cash provided by operating activities was unfavorably impacted by an increase in inventories of maturing spirits in the Spirits business in 2008 compared to 2007, as well as $17.8 million of taxes paid related to the 2007 sale of the U.S. Wine business.

Net cash used for investing activities for the nine months ended September 30, 2008 was $199.0 million, compared to cash received of $0.1 million in the same nine-month period last year. The increase in cash used of $199.1 million was primarily due to the acquisition of the Cruzan Rum business ($100.0 million), as well as the absence of the 2007 proceeds from the divestiture of William Hill and Canyon Road wine brands and assets ($60.3 million) and Spain tax payments from Pernod Ricard ($99.3 million, paid to the tax authorities in the fourth quarter). Cash used for investing activities benefited from lower capital spending this year, primarily in the Spirits and Home & Hardware businesses ($54.6 million in total).

Net cash used by financing activities for the nine months ended September 30, 2008 was $456.5 million, compared with $430.6 million in the same nine-month period last year. The increase of $25.9 million was primarily due to the redemption of the 10% minority interest in the Spirits business ($455.0 million) and share repurchases ($278.6 million), principally offset by a net increase in debt ($778.6 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization

Total debt increased $426.0 million during the nine-month period ended September 30, 2008 to $4.8 billion. The ratio of total debt to total capital increased to 45.8% at September 30, 2008 from 41.2% at December 31, 2007 primarily due to the repurchase of the minority interest in the Spirits business and our common share repurchase activity.

We have a $2.0 billion, 5-year committed revolving credit agreement, which matures in 2010. As of September 30, 2008, we had a $500 million, 364-day committed revolving credit agreement which expired in October 2008 and was not renewed. There were no amounts outstanding under these credit agreements as of September 30, 2008. In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011, which may be used to repay a €300 million note due January 31, 2009. The interest rates under the agreement are variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating. Commitment fees of 0.15% per annum are subject to increases up to maximum fees of 0.20% per annum in the event our long-term debt rating falls below specified levels. The facility may be drawn through the commitment period ending January 31, 2009. Our credit facilities are for general corporate purposes including support of the Company’s commercial paper borrowings in the commercial paper market. Both of these credit facilities include a minimum consolidated EBITDA to consolidated interest expense ratio (as the ratio is defined in the credit facilities) of 3.5 to 1.0. At September 30, 2008 and

December 31, 2007, we exceeded this ratio by a wide margin. No other debt instruments have required financial ratio covenants.

Our committed unused credit facilities provide sufficient liquidity to fund our current operating and financing needs. We believe all of our credit facilities are arranged with a strong and diversified group of financial institutions. As of September 30, 2008 our commercial paper borrowings totaled $859.3 million and we had no borrowings under our committed credit facilities. On October 31, 2008, our access to the commercial paper market was materially impacted by the downgrade of a short-term credit rating by one of the nationally recognized statistical rating organizations. As a result, we discontinued issuing commercial paper and intend to cover our short-term borrowing needs using our revolving credit facility. The cost of funding our short-term borrowing needs under our revolving credit agreement will not be materially different than the cost of funding in the commercial paper markets.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Trade receivables total $1,060.8 million as of September 30, 2008 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $55.8 million as of September 30, 2008. The current conditions in the global credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the U.S. housing downturn and the global credit crisis may cause significantly higher levels of customer defaults.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at September 30, 2008 was $31.6 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Insured Risks

We review our exposure to insurance risk and believe that there are no material changes related to the availability and cost of liability, property, casualty, and other forms of insurance. We continue to monitor closely events and the ratings for insurance companies associated with its insurance programs.

Pension Plan Investments

We sponsor defined benefit pension plans that are partially funded by a portfolio of investments maintained within benefit plan trusts. The year-to-date actual rate of return on the investments within our major employee benefit plan trusts is approximately negative 20-25% as of October 31, 2008 compared to the expected rate of annual return of 8.3% that is assumed in the determination of pension expense. Benefit plan assets and obligations are remeasured annually and the Company uses a December 31 measurement date for their plans. Declines in plan assets may result in an increase to the plans’ underfunded status and a decrease in shareholders’ equity upon remeasurement as of December 31, 2008. A decrease in the value of plan assets may also increase pension expense in 2009 and future years and may increase the level of required funding by the Company in future periods.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Common Stock Repurchase Program

On March 25, 2008, our Board of Directors approved a share repurchase program pursuant to which we could purchase up to 15 million shares of our common stock in open market or privately negotiated transactions from March 25, 2008 to December 31, 2008. In the nine and three months ended September 30, 2008, we repurchased 4.5 million and 2.5 million shares of common stock, respectively. Our average purchase price per share for the nine and three months ended September 30, 2008 was $61.47 and $55.20, respectively.

Dividends

A summary of 2008 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.42 per share	January 22, 2008	February 6, 2008	March 3, 2008
$0.42 per share	April 29, 2008	May 14, 2008	June 2, 2008
$0.44 per share	July 25, 2008	August 13, 2008	September 2, 2008
$0.44 per share	September 30, 2008	November 12, 2008	December 1, 2008

A summary of 2008 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 22, 2008	February 6, 2008	March 10, 2008
$0.6675 per share	April 29, 2008	May 14, 2008	June 10, 2008
$0.6675 per share	July 25, 2008	August 13, 2008	September 10, 2008
$0.6675 per share	September 30, 2008	November 12, 2008	December 10, 2008

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium, our Spirits international sales and distribution joint venture, totaled approximately $89 million as of September 30, 2008. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. The guarantees of Maxxium’s credit facilities in effect at September 30, 2008 were scheduled to expire on December 12, 2010. In accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we recorded a liability of $0.3 million as of September 30, 2008 to reflect the fair value of the guarantees to Maxxium, with an offsetting increase in the investment in Maxxium. In conjunction with the third quarter 2008 execution of a Settlement Agreement providing for the withdrawal of Rémy and V&S from Maxxium, Maxxium’s credit facilities guaranteed by the joint venture partners were renegotiated with the banks, effective October 1, 2008. Consistent with prior guarantees, we continue to guarantee our proportionate share of Maxxium’s credit facilities, but they now expire March 31, 2009.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $31.1 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.8 million as of September 30, 2008. Refer to Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information on the spin-off of the Office business.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. We do not expect FAS 141R to materially impact our results of operations, cash flows or financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. As of September 30, 2008, the carrying value of minority interests/noncontrolling interests that would be reclassified to equity upon adoption of FAS 160 was $14.9 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Fair Value Measurements

In February 2008, the FASB issued FASB Staff Position No. (FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We have elected to defer the adoption of nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on our results of operations, cash flows or financial position.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 establishes the disclosure requirements for derivatives instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We are currently evaluating the impact of FAS 161 on our disclosures.

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

•	changes related to the U.S. and international distribution structure in the Company’s Spirits business,

•	ability to attract and retain qualified personnel,

•	general economic conditions, including the U.S. housing market,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangibles,

•	historical consolidated financial statements that may not be indicative of future conditions and results,

•	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers,

•	customer defaults and related bad debt expense,

•	any possible downgrades of the company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the second quarter of 2008, we entered into interest rate swaps with an aggregate notional principal amount of $400 million. The swap agreements hedge changes in fair value on a portion of our fixed rate 5.375% notes due 2016 that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and were classified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In October 2008, we terminated and settled our swaps and recorded a $15.6 million gain that will be amortized to income as reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding as of December 31, 2007.

We believe that our internally generated funds, as well as access to our $2 billion 5-year committed revolving credit agreement and $400 million 3-year term loan, provide sufficient resources to meet our long-term and short-term needs.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of October 31, 2008, there were approximately 10 smoking and health cases pending against the Company all of which were filed by individual plaintiffs. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2007. See “Pending Cases” below.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended September 30, 2008.

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

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf balls manufactured by Acushnet Company infringe four of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. Acushnet stipulated to infringement and a jury trial on invalidity was conducted in December 2007. The jury returned a mixed verdict, finding one claim invalid and eight claims valid. Acushnet filed a motion for a judgment as a matter of law to overturn the inconsistent jury verdict and in the alternative requesting a new trial. Callaway filed a motion seeking a permanent injunction. Subsequent to the trial, the U.S. Patent and Trademark Office (PTO) issued actions closing the prosecution on each case, making a final determination that all four patents are invalid. The PTO also issued a Right of Appeal Notice on one patent, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals, which Callaway has done. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

On June 8, 2007, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleges that certain golf clubs manufactured by Acushnet Company infringe five of Callaway’s patents. Acushnet believes, and counsel has advised, that it has meritorious defenses against Callaway’s allegations. It is not possible to predict the outcome of pending litigation, and, as with any litigation, it is possible that this action could be decided unfavorably. Acushnet is vigorously contesting this action and the Company believes that the lawsuit will not have a material adverse effect on the results of the Company’s operations, cash flows or financial condition. In addition, Acushnet filed a counterclaim in the action seeking damages for infringement of two of its golf club patents. In November 2008, the parties entered into a definitive agreement to settle this matter under terms that are confidential.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended September 30, 2008:

Three Months Ended September 30, 2008	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 – July 31	2,334,645	$55.03	2,334,645	10,619,389
August 1 – August 31	60,000	57.65	60,000	10,559,389
September 1 – September 30	91,300	57.89	91,300	10,468,089

Total	2,485,945	$55.20	2,485,945

(1)

The Company repurchased 2,485,945 shares between July 1, 2008 and September 30, 2008 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on March 25, 2008. The share repurchase program authorizes the Company to purchase up to 15,000,000 shares from March 25, 2008 to December 31, 2008.

Item 6.	EXHIBITS.

Exhibit

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number
1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Purchase Agreement between The Absolut Spirits Company, Incorporated, V & S Vin & Sprit AB and Beam Global Spirits & Wine, Inc. dated August 28, 2008.

10.2*	Termination and Redemption Agreement between Beam Global Spirits & Wine, Inc., The Absolut Spirits Company, Incorporated, Jim Beam Brands Co., Future Brands LLC, V & S Vin & Sprit AB and Fortune Brands, Inc. dated
August 28, 2008.

10.3	First Amendment to the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.

10.4	Form of amendment to the letter agreement between Fortune Brands, Inc. and Bruce A. Carbonari dated January 2, 2002 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.

10.5	Term Loan Agreement among Fortune Brands, Inc., Barclays Capital and The Royal Bank of Scotland plc, as Syndication Agents, and Barclays Bank plc, as Administrative Agent dated October 8, 2008 is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 14, 2008, Commission file number 1-9076.

10.6	Amendment to the Fortune Brands, Inc. Supplemental Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.7	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated effective January 1, 2008) is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC.
(Registrant)

Date: November 10, 2008	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number
1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Purchase Agreement between The Absolut Spirits Company, Incorporated, V & S Vin & Sprit AB and Beam Global Spirits & Wine, Inc. dated August 28, 2008.

10.2*	Termination and Redemption Agreement between Beam Global Spirits & Wine, Inc., The Absolut Spirits Company, Incorporated, Jim Beam Brands Co., Future Brands LLC, V & S Vin & Sprit AB and Fortune Brands, Inc. dated August 28, 2008.

10.3	First Amendment to the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.

10.4	Form of amendment to the letter agreement between Fortune Brands, Inc. and Bruce A. Carbonari dated January 2, 2002 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.

10.5	Term Loan Agreement among Fortune Brands, Inc., Barclays Capital and The Royal Bank of Scotland plc, as Syndication Agents, and Barclays Bank plc, as Administrative Agent dated October 8, 2008 is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 14, 2008, Commission file number
1-9076.

10.6	Amendment to the Fortune Brands, Inc. Supplemental Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.7	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated effective January 1, 2008) is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.