Form 10-K
period 2008-12-31
FORTUNE BRANDS INC
filed 2009-02-27
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer      ☒      Accelerated filer      ☐      Non-accelerated filer      ☐      Smaller reporting company      ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐        No    ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant, at June 30, 2008 (the last day of our most recent second quarter), was $9,472,763,986.31. The number of shares outstanding of registrant’s common stock, par value $3.125 per share, at February 6, 2009, was 150,150,830.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 28, 2009 (to be filed not later than 120 days after the end of registrant’s fiscal year) (“the 2009 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

(a)    General development of business.

Fortune Brands, Inc. is a holding company with operating companies engaged in the manufacture, production and sale of distilled spirits, home and hardware products, and golf products. References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

Fortune Brands’ success is driven by leading consumer brands in three categories: distilled spirits, home and hardware products and golf products. First, we strive to enhance shareholder value by profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis. We succeed by positioning our brands and businesses to outperform their respective markets. We do this by developing innovative new products and effective marketing programs, expanding customer relationships, extending brands into adjacent categories and developing international growth opportunities. Second, we pursue business improvements by operating lean and flexible supply chains and business processes. Third, we promote organizational excellence by developing winning cultures and associates. Fourth, we seek to enhance returns by leveraging our breadth and balance and financial resources to drive shareholder value. While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions and joint ventures. In addition, over time, we enhance shareholder value through other initiatives, such as using our financial resources to repurchase shares and pay dividends.

We made the following acquisitions and divestitures in recent years:

In 2008:

>	We acquired the premium Cruzan rum business from Pernod Ricard S.A. (Pernod Ricard) for $103.2 million in cash (September 2008).

>	We repurchased the 10% minority interest in our Spirits business from Vin & Sprit Group (V&S) for $455.0 million (July 2008). In addition, we redeemed the 49% interest in our Spirits business’s U.S. distribution joint venture held by V&S (September 2008). In a related transaction, we received $230.0 million from Pernod Ricard for early termination of the U.S. distribution agreement with V&S subsequent to its acquisition by Pernod Ricard.

In 2007:

>	We sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery (August 2007).

>	We sold the remaining U.S. wine assets to Constellation Brands, Inc. for $887.0 million (December 2007).

>	We sold the U.S. distribution rights and related assets for The Dalmore Scotch Whisky to UB Group for $58.0 million (December 2007).

In 2006:

>	We acquired SBR, Inc. (now Simonton Holdings, Inc.), a company of brands including Simonton Windows, a leading vinyl-framed window brand in North America, for a total cost of $599.8 million (June 2006).

>	We sold the Cockburn’s port wine production assets, retaining the ownership of the brand and worldwide intellectual property rights, for $66.4 million (July 2006).

In 2005:

>	We acquired more than 25 spirits and wine brands as well as certain distribution assets in key markets from Pernod Ricard S.A. for a total cost of approximately $5.25 billion. Among the brands acquired were Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch and Clos du Bois super-premium wines (July 2005).

>	We completed the spin-off of the Office products business, ACCO World Corporation, to the Company’s shareholders.

In 2004:

>	Therma-Tru Holdings, Inc. acquired Sentinel Doors Ltd., a leading U.K. manufacturer and installer of complete composite entry door systems, and Master Lock Company acquired the assets of Dudley Inc., a leading brand of school locker locks in Canada. The aggregate purchase price of these two acquisitions was $30.9 million (June 2004).

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

>	general economic conditions, including the U.S. housing market,

>	competitive market pressures (including pricing pressures),

>	customer defaults and related bad debt expense,

>	any possible downgrades of the Company’s credit ratings,

>	consolidation of trade customers,

>	successful development of new products and processes,

>	ability to secure and maintain rights to intellectual property,

>	risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

>	changes related to the U.S. and international distribution structure in the Company’s Spirits business,

>	ability to attract and retain qualified personnel,

>	weather,

>	risks associated with doing business outside the United States, including currency exchange rate risks,

>	commodity and energy price volatility,

>	costs of certain employee and retiree benefits and returns on pension assets,

>	dependence on performance of distributors and other marketing arrangements,

>	the impact of excise tax increases on distilled spirits,

>	changes in golf equipment regulatory standards and other regulatory developments,

>	potential liabilities, costs and uncertainties of litigation,

>	impairment in the carrying value of goodwill or other acquired intangible assets,

>	historical consolidated financial statements that may not be indicative of future conditions and results,

>	interest rate fluctuations, and

>	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

(b)    Financial information about industry segments.

See Note 21, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

(c)    Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the Spirits, Home and Hardware, and Golf business segments. For financial information about these business segments, see Note 21, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Spirits

Beam Global Spirits & Wine, Inc. (BGSW or the Spirits business) is a holding company in the distilled spirits industry. The Company’s major subsidiaries include Jim Beam Brands Co. (JBBCo.), Jim Beam Brands Australia Pty. Limited, Beam Global España S.L., Beam Global Spirits & Wine (U.K.) Ltd., Tequila Sauza S.A. de C.V., Alberta Distillers Limited, Canadian Club Canada, Inc., Maker’s Mark Distillery, Inc., Courvoisier S.A.S. and Jim Beam Brands Canada LP.

The Spirits business sells its products under a number of trademarks which are key to the continued success of our brands. The Spirits business owns key trademarks, including global brands Jim Beam (#1 bourbon), Maker’s Mark (#1 super-premium bourbon), Sauza (#2 tequila), Canadian Club (#2 Canadian whisky), Laphroaig (#1 single Islay malt Scotch whisky) and Courvoisier (one of the world’s leading cognacs). The Company’s trademarks for its strong national and regional brands include: Teacher’s (Scotch whisky), Larios (gin), Whisky DYC (whisky), Cruzan (rum), Harveys (sherries), Cockburn’s (port) and Kuemmerling (bitters). Several trademarks are used under long-term licenses, including the mark DeKuyper (the #1 cordials line in the U.S.) which is produced and sold in the U.S. and Mexico under a license of unlimited duration and Gilbey’s (gin and vodka in the U.S.), which is produced and sold in the U.S. under a license that has a current term until 2027 if not renewed.

Our spirits products are sold through recognized industry channels, including the Maxxium Worldwide B.V. (Maxxium) joint venture in which the Spirits business is a partner and shareholder, third party distributors, and direct distribution in certain international markets, as well as global or regional duty free customers. Products are also sold through government-controlled liquor authorities in the 18 “control” states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages. The peak season for the Spirits business is the fourth quarter due to holiday buying.

In September 2008, we acquired the premium Cruzan rum business from Pernod Ricard for $103.2 million in cash. Also in September 2008, we closed on a transaction that resulted in the early termination of the U.S. distribution agreement between our Spirits business and the U.S. business of V&S acquired by Pernod Ricard. Under the agreement, Pernod Ricard paid us $230.0 million in cash in exchange for early termination of the distribution agreement. As a part of the early termination, we redeemed the 49% interest in the Future Brands LLC (Future Brands), the U.S. distribution joint venture, held by V&S. Future Brands was consolidated as of September 30, 2008 and the consolidation did not have a material impact on the financial statements. The Spirits business now operates its own dedicated sales force in the U.S.

In December 2007, we sold the remainder of our U.S. wine assets to Constellation Brands Inc. (Constellation) for $887.0 million after selling two wine brands and related assets to E. & J. Gallo Winery in August 2007. The two transactions are collectively referred to as the sale of the U.S. Wine business. The sale to Constellation included Beam Wine Estates, Inc.’s table wine brands (including Clos du Bois, Geyser Peak, Wild Horse), as well as the associated vineyards and winemaking assets, though not its fortified wine brands (Harveys sherries and Cockburn’s port). In addition, in December 2007, we also sold the U.S. distribution rights and related assets of The Dalmore Scotch Whisky to UB Group for $58 million.

In July 2006, we sold the Cockburn’s port wine production assets for $66.4 million, but retained the ownership of the brand and worldwide intellectual property rights.

In July 2005, the Company executed contracts to purchase more than 25 spirits and wine brands as well as certain distribution assets (the 2005 Spirits Acquisition) from Pernod Ricard. Brands acquired include Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch, Clos du Bois wines (sold December 2007), and leading regional and national brands and distribution operations in the U.K., Germany and Spain. The total recorded investment for the 2005 Spirits Acquisition was approximately $5.25 billion.

Principal markets for the products of the Spirits business are the U.S., the U.K., Australia, Spain, Germany and Mexico. Approximately 48% of our Spirits business’s sales are to markets outside the U.S.

BGSW is a partner in Maxxium, an international sales and distribution joint venture. BGSW has a 25% ownership interest in Maxxium. The Company’s other equal partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd. (TEG) and V&S. In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In September 2008, we entered into a Settlement Agreement (Settlement Agreement) with the Maxxium partners that resulted in the termination of V&S’s distribution agreement with Maxxium effective September 30, 2008 and will result in the exit of V&S and Rémy as shareholders of Maxxium effective March 30, 2009. We evaluated the expected impact of V&S and Rémy’s exit on Maxxium’s financial position and results of operations, and believe that our investment in Maxxium of $54.3 million is recoverable. For additional information, refer to Note 7, “Related Party Transactions,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

In September 2008, BGSW and TEG agreed to establish an international distribution alliance in 24 Maxxium markets beginning April 1, 2009. This alliance will simplify our routes to market allowing greater control over our distribution. The alliance provides that BGSW and TEG will have equal joint ownership of sales and distribution companies in certain markets and that BGSW-controlled or TEG-controlled distribution companies will distribute both companies’ products in certain other markets, while select Maxxium units will be sold to third parties. BGSW and TEG will work together to facilitate an orderly transition or winding down of Maxxium operations.

The distilled spirits industry is highly competitive. Based on information from independent industry statistical sources, our Spirits business is the largest U.S.-based producer and marketer of distilled spirits and is the 4th largest premium spirits company in the world. We compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. Major competitors include Diageo, Pernod Ricard, Bacardi, Brown-Forman and Rémy.

Because whiskeys/whiskies, cognacs, brandies, ports, rum and some tequila varieties are aged for various periods (generally from three to ten years for whiskies, for example), the Spirits business maintains substantial inventories of maturing product in warehouse facilities. Production of maturing inventory is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, the Spirits business may, from time to time, seek to purchase maturing spirits to meet estimated future demand or sell excess maturing spirits.

The principal raw materials for the production, storage and aging of distilled products are primarily corn and other grains for whiskeys/whiskies and other spirits, agave for tequila, molasses for rum, new or used oak barrels and glass for bottles. These materials are generally readily available from a number of sources except that new oak barrels are available from only a few sources. JBBCo. has a long-term supply agreement with a third-party supplier for the purchase of new oak barrels. This agreement requires a minimum of three years notice prior to termination. JBBCo. purchases barrels from two other suppliers on a year-to-year basis pursuant to purchase orders.

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

In many of the key markets for our Spirits business, distilled spirits are subject to federal excise taxes and/or customs duties as well as state/provincial, local and other taxes. Beverage alcohol sales could be impacted by higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, many states are considering possible excise tax increases and the possibility of future increases cannot be ruled out. In April 2008, the Australian government increased excise taxes on ready-to-drink spirits products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Beam’s pre-mixed products including Jim Beam and Cola. Operating income will continue to be negatively impacted by the excise tax increase until its impact is annualized at the end of April of 2009. Excise or other tax increases are also considered from time to time in other key markets such as the U.K., Spain and Mexico. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on our financial results.

Home and Hardware

Fortune Brands Home & Hardware LLC (Home and Hardware) is a holding company for subsidiaries in the home products industry. Subsidiaries include MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Moen Incorporated (Moen), Therma-Tru Corp. (Therma-Tru), Simonton Holdings, Inc. (Simonton) and Fortune Brands Storage and Security LLC (Storage and Security). Home and Hardware’s operating companies compete on the basis of innovation, fashion, product quality, price, service and responsiveness to distributor and retailer needs, and end-user consumer preferences. The home and hardware industry is highly competitive. Factors that affect our Home and Hardware business’s results of operations include levels of home improvement and residential construction activity, principally in the U.S. Approximately 14% of Home and Hardware’s sales are to international markets.

MasterBrand Cabinets manufactures custom, semi-custom, stock and ready-to-assemble cabinetry for the kitchen, bath and home. MasterBrand Cabinets sells under brand names including Aristokraft, Omega, Kitchen Craft, Schrock, Diamond, HomeCrest, Decorá and Kemper. MasterBrand Cabinets sells directly to kitchen and bath specialty dealers, home centers, wholesalers and large builders. MasterBrand Cabinets’ competitors include Masco, American Woodmark and Norcraft Companies, as well as a large number of small suppliers. MasterBrand Cabinets is the second largest manufacturer of kitchen and bath cabinetry in North America.

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

Therma-Tru is the #1 residential entry door brand in the United States. Therma-Tru manufactures fiberglass and steel residential entry door and patio door systems, primarily for sale in the United States and Canada. In 2008, Therma-Tru withdrew from the U.K. door market. Therma-Tru’s principal customers are home centers and millwork building products distributors that provide products to the residential new construction market and home centers, as well as to the remodeling and renovation markets. Therma-Tru’s competitors include Masonite, JELD-WEN and Plastpro.

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

Storage and Security is comprised of the Master Lock and Waterloo product lines. Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks and other specialty safety and security devices. Products designed for consumer use are sold to wholesale distributors, home centers and hardware and other retail outlets. Lock systems are sold to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset, Schlage and various imports. Waterloo manufactures tool and garage storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Stanley, Keter, Rubbermaid and others in the plastic hand box category. Waterloo is the #1 tool storage manufacturer in the U.S.

Product branding and innovation are important to the success of the Home and Hardware business. In addition to the previously discussed trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. The Home and Hardware business holds U.S. and foreign patents covering various features used in our faucet and bath furnishings, entry doors, windows, locks and security products as well as storage products.

Raw materials used for the manufacture of products offered by Home and Hardware’s operating companies are primarily red oak, maple and pine lumber, particleboard, rolled steel, brass, zinc, copper, nickel, aluminum, glass and various plastic resins. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products. In 2007 and 2008, the Home and Hardware business experienced fluctuations in commodity and energy-related costs. While in the past we have been able to mitigate the impact of commodity cost increases through productivity improvements and passing on increased costs to our customers, there is no assurance that we will be able to offset such cost increases in the future.

Golf

Acushnet Company (Acushnet), together with its subsidiaries, is a leading manufacturer and marketer of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear and accessories. Acushnet’s leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist putters; Vokey Design wedges; FootJoy golf shoes; FootJoy and Titleist golf gloves; and FootJoy outerwear. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty and sporting goods stores throughout the United States. Sales are made directly in the U.S. and in other key international markets through subsidiaries and outside these areas through distributors or agents. Approximately 42% of Acushnet’s sales are to international markets.

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. Acushnet has the leading market positions in golf balls (Titleist), golf shoes and golf gloves (FootJoy). Acushnet also is a leading U.S. competitor in golf clubs (Titleist & Cobra). In golf balls, Acushnet’s main competitors are Bridgestone, Callaway, Nike, TaylorMade and Srixon. In golf clubs, TaylorMade, Callaway, Ping, Cleveland and Nike are the primary competitors. In golf shoes, Adidas and Nike are the main competitors. In golf gloves, Nike and Callaway are the primary competitors. Acushnet’s business is seasonal and approximately 60% of sales occur in the first half of the year and less than 20% in the fourth quarter.

The principal raw materials used in manufacturing are synthetic rubbers, polymers, steel, titanium, and natural and synthetic leathers.

Acushnet’s advertising and promotional campaigns feature a large number of touring professionals and club professionals using and endorsing its products. The market for the endorsement and promotional services of touring professionals has been and is expected to be increasingly competitive.

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

Employees

As of December 31, 2008, the Company and its subsidiaries had the following number of employees:

Spirits	3,279
Home and Hardware	18,409
Golf	5,298
Corporate	114
Total	27,100

Environmental Matters

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2008 and 2007, environmental accruals amounted to $29.1 million and $32.1 million, respectively, and are included in non-current liabilities on the balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition. See “Item 7 — Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations — Pending Litigation — Environmental Matters” for more information.

(d)    Financial Information about Geographic Areas.

We sell products primarily in the United States, Canada, Europe (primarily the U.K, Spain, Germany and France), Australia and Mexico. A change in the value of the currencies of these countries can impact our financial statements when translated into U.S. dollars. The exchange rates between some of the foreign currencies in which our subsidiaries operate and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. We manufacture and source our products in the United States, Europe, Canada, Mexico, China, Thailand and other countries. We are subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. See Note 21, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

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

The current global recession and credit crisis may deepen and the recovery may be slow, adversely impacting our financial results and liquidity.

Stable economic conditions and credit availability are important not only to the basic health of our global consumer markets, but also our own financial condition. The major disruptions of global financial markets have adversely impacted and may continue to adversely impact our operations with respect to demand for our products. As in past downturns, the current recession has decreased demand and caused consumers to defer discretionary purchases, such as major remodeling projects and the purchase of golf clubs. Other portions of our business may come under pressure if the recession deepens and the recovery is protracted, including the global distilled spirits market, as well as the historically stable golf ball, glove and accessories markets, and the growing Asian golf market. In addition, if the global recession worsens, we may see consumers trade down to lower priced products across all our businesses.

The global recession and credit crisis have adversely impacted the financial stability of our customers which may result in further reductions in customer inventories, as well as higher bad debt expense across our businesses.

A prolonged global economic decline and credit crisis also may impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to pay dividends, fund acquisitions, and repurchase shares in the future.

A significant portion of our business is impacted by risks associated with fluctuations in the U.S. housing market.

Our home and hardware products are impacted primarily by demand for remodeling and repair associated with existing homes as well as demand for new homes. Demand for these end uses, particularly in new homes, is significantly influenced by household net worth, affordability, mortgage interest rates and availability, employment and consumer confidence, home prices and the inventory of homes for sale, including home foreclosures, as well as the number of homes constructed and, to a lesser extent, existing home sales. Demographic factors, such as aging housing stock, changes in population growth and household formations, affect levels of home improvement and residential construction over the longer term. While demographic trends are favorable for the long-term growth of the U.S. home products market, it is very difficult to predict the extent and duration of the ongoing downturn in the U.S. home products market as well as its adverse impact on our operating results.

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

We have many patents, trademarks, brand names and trade names that are important to our business. Our business could be adversely affected by the loss of any major brand or by infringement of our intellectual property rights. We are also subject to risks in this area because existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products from infringement by others. In addition, others may assert intellectual property infringement claims against us or our customers. With respect to our Golf business, we are subject to intellectual property suits that might cause us to incur significant costs, and if resolved unfavorably, pay significant damages, prohibit us from selling products or delay the introduction of new products.

Downgrades of our credit ratings could adversely affect us.

If Moody’s, S&P or Fitch were to downgrade our credit ratings, such a downgrade could result in an increase to our cost of capital and impact our capability to access credit, particularly in the event of a downgrade to a non-investment grade rating. Downgrades of our credit ratings could also affect the value or marketability of our outstanding notes.

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

Risks associated with our ability to continuously improve productivity and supply chain efficiency could adversely affect our business, particularly in an environment of declining market demand.

We need to continually evaluate our manufacturing processes and assess opportunities to reduce costs. Our success also depends in part on refining our cost structure and supply chains to promote a consistently flexible and low cost supply chain that can respond to market pressures to protect profitability and cash flow. Failure to achieve the desired level of flexibility and cost reductions could impair our financial results. Despite proactive efforts to control costs, reduced production in our facilities, resulting from the factors above, could result in lower operating margins and profitability until demand recovers.

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

Our Spirits business is transitioning to new sales and distribution routes to market, both in the U.S. and internationally, following the sale of Vin & Sprit Group to Pernod Ricard S.A. in 2008. In the U.S., we have regained full ownership of the sales and distribution assets formerly held by our joint venture,

Future Brands LLC. The operations of the Maxxium Worldwide B.V. joint venture, which provides spirits sales and distribution in certain international markets, will cease on March 31, 2009. At that time, distribution in most major international markets will be through an alliance with The Edrington Group that will be a combination of jointly-owned or company-owned sales forces. In 2008, we also acquired Cruzan rum. We will continue to consider acquisitions and joint ventures as a means of enhancing shareowner value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures, retaining the acquired businesses’ customers and brands, and achieving the expected financial results and benefits of transactions, such as revenue increases, cost savings, and increases in geographic or product presence; loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, procedures, policies and information systems; and diversion of management’s attention from other business concerns.

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

Risks associated with interest rate fluctuations, as well as commodity and energy availability, price increases and volatility could adversely affect our business.

We are exposed to risks associated with interest rate fluctuations and commodity price volatility arising from weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We buy commodities, including steel, copper, zinc, titanium, glass, plastic, resins, wood, particleboard, grains and grapes. We also grow agave plants for tequila production. Availability, increases and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing and transporting our products, could increase the manufacturing costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers, there is no assurance that we will be able to offset such cost increases in the future. While we may use derivative contracts to limit our exposure to commodity price volatility, the exposures under these contracts could still be material to our results of operations and financial condition.

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

We sell products globally and are exposed to currency exchange rate risks, particularly related to the recent strengthening of the U.S. dollar.

We sell products and produce products in the United States, Europe and other areas (principally Canada, Mexico and Australia). While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position in local currency of our products, making it more difficult for our operations to compete. The exchange rates between some of the major foreign currencies in which our subsidiaries operate (including the British pound sterling, Australian dollar, euro, Japanese yen, Canadian dollar and Mexican peso) and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. If exchange rates as of December 31, 2008 remain in effect during 2009, our 2009 operating income may be negatively affected by approximately $0.30 to $0.35 per share.

Our businesses rely on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels and customers, including financial pressures brought on by the global recession and credit crisis.

Our spirits products are sold principally through wholesale distributors for resale to retail outlets. The replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our businesses. Our Home and Hardware business relies on a distribution network comprised of consolidating customers. Any unplanned disruption to the existing distribution could adversely affect our revenues and profitability. A disruption could be caused by the sale of a distributor to a competitor, financial instability or default of the distributor or one of its major customers, particularly as a result of the global recession and continuing credit tightening as well as other unforeseen events.

Costs and funding requirements of certain employee and retiree benefits may continue to rise.

Increases in the costs of medical and pension benefits could continue and negatively affect our business as a result of: increased usage of medical benefits by current and retired employees and medical inflation in the United States; the effect of declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes in law and accounting standards that may increase the funding of, and the expense reflected for, employee benefits.

Changes in regulatory standards could adversely affect our businesses.

In the Golf business, our ability to develop and market new products is potentially hindered by rules governing equipment standards set by industry associations, such as restrictions on golf club head size and shaft length, and the overall distance standard for golf balls. Changes in equipment standards could adversely impact our Golf business. Our Spirits business is subject to extensive regulatory requirements regarding distribution, production, labeling, and marketing. Changes to regulation of the beverage alcohol industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our spirits business.

Increased excise taxes on distilled spirits could adversely affect our Spirits business.

Distilled spirits are subject to excise tax in many countries where we operate. While no federal excise tax increase is presently pending in the United States, our largest market, fiscal pressures are rising dramatically, increasing the risk of a potential federal excise tax increase on spirits. Many states and other jurisdictions are considering possible excise tax increases. The effect of any future excise tax increases cannot be determined, but could have an adverse effect on our business by reducing demand.

Potential liabilities and costs from litigation could adversely affect our business.

Our business is subject to risks related to litigation, including with respect to alcohol-related liability, as well as tobacco products made and sold by former subsidiaries. Our Golf business faces patent litigation that could result in significant costs as well as potentially impact our ability to sell products. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably.

Historical financial statements may not be reflective of our future financial condition and results of operations due to recent portfolio changes or other reasons.

Although we believe that this report contains all material information that is necessary to make an informed assessment of our assets and liabilities, financial position, profit and losses and prospects, historical financial statements do not necessarily represent what our results of operations or financial position will be for any future periods. Major recent changes and changes in process include regaining full ownership of spirits U.S. distribution in 2008 and the establishment of a new international distribution alliance with The Edrington Group on April 1, 2009. The alliance will be a combination of jointly-owned and company-owned sales forces.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and shareholder equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in further impairments include a change in expected global consumer spending and timing of the recovery from the global recession, particularly the impact of the economic environment on our Home and Hardware business, and changes in the industries in which we operate as well as competition and advances in technology, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and shareholders’ equity could be adversely affected.

Various other external conditions such as weather could adversely impact our sales, profitability, and cash flow from operations.

Weather conditions are also a factor impacting year-to-year comparisons in our Golf business as well as our U.S. manufacturing capabilities. Specifically, adverse weather conditions can erode annual rounds of play, thus decreasing the demand for our golf products. In addition, extreme weather events could potentially disrupt the Company’s supply chain coordination in the event of damage to our facilities or the inventory located at our facilities.

Item 1B.  Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries as of December 31, 2008:

Segment	Manufacturing Plants		Distribution Centers		Warehouses		Other(a)

	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Spirits
U.S.	5				9	1
Europe	12		1		11
Mexico	1	1			2	5
Asia	1			13		4
Canada	1				1
Australia/New Zealand
Home and Hardware
U.S.	33	6	2	17	1	6
Canada		2		2		3
Mexico	3		1	1
Asia	1	2		2		1
Europe				1
Central America				1
Golf
U.S.	4	1	1	2			2	4
Asia	2	1	1	6
Europe			1	1				3
Australia/New Zealand				2
Canada				1
Africa				1
Corporate
U.S.								1
Total U.S.	42	7	3	19	10	7	2	5
Total Non-U.S.	21	6	4	31	14	13	0	3
TOTAL	63	13	7	50	24	20	2	8

(a)	Other includes research and development facilities, golf club fitting centers and the Fortune Brands Corporate office.

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

Pending Cases

As of February 6, 2009, there were approximately eight smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with ten cases reported in our Annual Report on Form 10-K for the year ended December 31, 2007. There are no purported smoking and health class actions or health care recovery actions pending against the Company. For a list of pending case, see Exhibit 99 to this Annual Report on Form 10-K.

Terminated Cases

Two cases were terminated in 2008. For a list of terminated cases, see Exhibit 99 to this Annual Report on Form 10-K.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, Florida Circuit Judge Robert Kaye upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). On August 7, 2006, both plaintiffs and defendants filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The

December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, but instead addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On October 1, 2007, the United States Supreme Court denied defendants’ motion seeking review by that court. As of December 31, 2008, B&W and/or R.J. Reynolds Tobacco Company had been served in over 3,000 cases brought by individual plaintiffs in state and federal courts in Florida. These cases include claims asserted by over 8,800 individual plaintiffs, and this number may increase as the Florida courts continue to sever cases with multiple plaintiffs. The Company is not a party to the Engle litigation.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia dismissed certain counts of the lawsuit, but also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants’ profits from the sale of tobacco as a part of its RICO claim. The U.S. Supreme Court denied the government’s petition to review the case on October 17, 2005. The trial was concluded in June, 2005. On August 17, 2006, the Court issued its final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. Both the defendants and the government are pursuing appeals of this matter. Oral argument of these appeals was heard on October 14, 2008, and a decision remains pending. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiff’s appeal and ordered the lower court to dismiss plaintiff’s pending motion to vacate. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment with the lower court, which was granted. On January 17, 2007, the plaintiffs subsequently filed a motion in the lower court seeking to vacate or withhold judgment. On August 30, 2007, the lower court dismissed plaintiff’s pending motion, effectively concluding the case. On December 18, 2008, plaintiff filed a petition requesting the state court to vacate the Price judgment in light of the U.S. Supreme Court’s December 15, 2008 decision in Altria Group, Inc. v. Good. On February 4, 2009, the court dismissed the plaintiff’s petition. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed and otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard, Turner or Good litigation.

On December 15, 2008, the U.S. Supreme Court held in Altria Group, Inc. v. Good, a lawsuit pending in federal court in Maine against Philip Morris USA, Inc. and Altria Group, Inc., that federal law did not preempt the plaintiff’s assertion of state-law consumer fraud claims under Maine law which alleged that defendants’ advertising and marketing fraudulently conveyed the message that “light” cigarettes deliver less tar and nicotine to consumers than regular cigarettes. The Company is not party to the Good litigation.

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

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that models of Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. Acushnet is defending this action vigorously. Acushnet stipulated to infringement and a jury trial on the validity of the patent claims asserted by Callaway was conducted in December 2007. The jury was provided evidence related to nine claims contained in the four patents and returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of the accused Pro V1 and Pro V1x golf ball models as of January 1, 2009. Acushnet has appealed this matter to the United States Court of Appeals for the Federal Circuit requesting that the appellate court reverse the verdict, vacate the trial court’s injunction and find as a matter of law that Callaway’s asserted patents are invalid.

Separately, subsequent to the trial in the United States District Court, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents on which Callaway’s infringement claims were based are invalid. The PTO also issued a Right of Appeal Notice on one of the patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals, which Callaway has done.

Acushnet believes, and counsel advises, that it has asserted meritorious arguments in its appeal to the Federal Circuit court. An adverse determination on appeal would likely result in the case being remanded for a trial on damages. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the lawsuit could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

In late 2008, Acushnet introduced what it believes to be non-infringing modified versions of the then current Pro V1 models into the market. In February 2009, Acushnet introduced new improved versions of the Pro V1 models, which it also believes are non-infringing. The on-going proceedings do not relate to Acushnet’s modified Pro V1 balls or Acushnet’s new 2009 versions of the Pro V1 ball. Callaway has alleged that these products infringe new Callaway patents, but has not filed any litigation related to these claims. Acushnet believes, and outside counsel has advised, that it has meritorious defenses against any such claims. In the event that Callaway pursues these claims in litigation and ultimately prevails, however, Acushnet could potentially lose the ability to sell these products. This could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Common Stock Cash Dividend Payments

	2008	2007

Payment date	Per share	Per share
March	$0.42	$0.39
June	0.42	0.39
September	0.44	0.42
December	0.44	0.42
Total	$1.72	$1.62

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Item 1 — Business — Forward-Looking Statements.”

Quarterly Composite Common Stock Prices

	2008		2007

	High	Low	High	Low
First Quarter	$72.58	$62.13	$86.90	$76.58
Second Quarter	$74.44	$61.91	$83.87	$78.03
Third Quarter	$63.67	$51.59	$90.80	$77.95
Fourth Quarter	$57.95	$30.24	$84.73	$72.13

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 6, 2009, there were 19,444 record holders of the Company’s common stock, par value $3.125 per share.

Stock Performance

The foregoing performance graph is being furnished as part of this Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, is not deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries	For the year ended December 31,

(In millions, except per share amounts)	2008	2007	2006	2005	2004
Operating Data(a)
Net sales	$7,608.9	$8,563.1	$8,521.0	$6,891.0	$6,102.2
Depreciation and amortization	265.5	265.0	240.5	219.5	189.0
Operating income	145.6	1,376.3	1,447.9	1,151.3	1,020.1
Interest expense	237.1	293.6	308.8	153.6	74.6
Income taxes	95.6	346.3	299.3	321.8	262.1
Income from continuing operations	158.6	749.5	812.1	577.5	713.2
Income from discontinued operations	152.5	13.1	18.0	43.6	70.6
Net income	311.1	762.6	830.1	621.1	783.8
Basic earnings per common share
Continuing operations	$1.04	$4.89	$5.44	$3.96	$4.91
Net income	$2.05	$4.98	$5.56	$4.26	$5.40
Diluted earnings per common share
Continuing operations	$1.03	$4.79	$5.31	$3.84	$4.76
Net income	$2.02	$4.87	$5.42	$4.13	$5.23

Common Share Data(b)
Dividends paid	$261.2	$248.6	$224.0	$201.6	$182.9
Dividends paid per share	$1.72	$1.62	$1.50	$1.38	$1.26
Average number of basic shares outstanding	151.7	153.1	149.1	145.6	145.1
Book value per share	$31.18	$36.90	$31.08	$24.88	$21.65

Balance Sheet Data(a)
Inventories	$1,975.4	$2,047.6	$1,937.8	$1,404.8	$874.5
Current assets	3,468.1	3,780.9	3,930.1	3,192.7	2,641.9
Working capital	2,278.0	1,687.0	1,414.7	374.8	605.9
Property, plant and equipment, net	1,553.9	1,698.2	1,708.2	1,405.2	1,170.5
Intangible assets, net	6,783.2	8,063.2	8,038.7	6,487.5	3,174.2
Total assets	12,091.9	13,956.9	14,668.3	13,201.5	7,883.6
Short-term debt	36.6	431.0	789.3	934.1	670.2
Long-term debt	4,688.6	3,942.7	5,034.9	4,889.9	1,239.5
Minority interest in consolidated subsidiaries	13.6	558.5	559.7	374.8	358.0
Stockholders’ equity	4,686.0	5,685.5	4,728.0	3,645.6	3,130.7

(a)

Data have been restated to present the U.S. Wine business and Office products business as discontinued operations. Refer to Note 4, “Discontinued Operations,” to the Consolidated Financial Statements, Item 8 of this Form 10-K for additional information.

(b)	On December 31, 2008, there were 19,474 common stockholders of record.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales

	Year Ended December 31,
(In millions)	2008	% Change vs. Prior Year	2007	% Change vs. Prior Year	2006
Spirits	$2,480.9	(4.8)%	$2,606.8	3.7%	$2,513.4
Home and Hardware	3,759.1	(17.4)	4,550.9	(3.1)	4,694.2
Golf	1,368.9	(2.6)	1,405.4	7.0	1,313.4
NET SALES	$7,608.9	(11.1)%	$8,563.1	0.5%	$8,521.0

	Operating Income and Net Income

	Year Ended December 31,
(In millions)	2008	% Change vs. Prior Year	2007	% Change vs. Prior Year	2006
OPERATING INCOME:
Spirits	$543.7	(29.1)%	$766.7	16.1%	$660.6
Home and Hardware	(465.6)	—	503.0	(27.7)	695.4
Golf	125.3	(24.3)	165.5	(0.3)	166.0
Corporate expenses	(57.8)	(1.9)	(58.9)	(20.5)	(74.1)
OPERATING INCOME	$145.6	(89.4)%	$1,376.3	(4.9)%	$1,447.9

LESS:
Interest expense	237.1	(19.2)	293.6	(4.9)	308.8
Other income, net	(279.9)	—	(37.5)	(6.7)	(40.2)
Income taxes	95.6	(72.4)	346.3	15.7	299.3
Minority interest (income) expense	(65.8)	—	24.4	(64.1)	67.9
INCOME FROM CONTINUING OPERATIONS	$158.6	(78.8)%	$749.5	(7.7)%	$812.1
INCOME FROM DISCONTINUED OPERATIONS	152.5	—	13.1	(27.2)	18.0
NET INCOME	$311.1	(59.2)%	$762.6	(8.1)%	$830.1

CONSOLIDATED

Summary

Fortune Brands, Inc. (Fortune Brands) is a holding company with subsidiaries that make and sell leading consumer branded products worldwide in the following markets: distilled spirits, home and hardware, and golf products. We strive to enhance shareholder value in a variety of ways, including:

>	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

>	positioning our brands and businesses to outperform their respective markets. We do this by:

>	developing innovative new products and effective marketing programs,

>	expanding customer relationships,

>	extending brands into adjacent categories and

>	developing international growth opportunities,

>	pursuing business improvements by operating lean and flexible supply chains and business processes,

>	promoting organizational excellence by developing winning cultures and associates, and

>	leveraging our breadth and balance and financial resources to drive shareholder value.

While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions and joint ventures. In addition, over time, we enhance shareholder value through other initiatives, such as using our financial resources to pay down debt, repurchase shares and pay dividends.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

In 2008, net income and diluted earnings per share decreased 59% to $311.1 million and $2.02, respectively, compared to 2007. Income and diluted earnings per share from continuing operations decreased 79%. The decrease in profits was primarily due to:

>	asset impairment charges ($659.4 million after tax),

>	the impact of the downturn in the U.S. housing products market and the global economic environment,

>	write-downs of the Spirits business’s investment in Maxxium ($50.5 million), and

>	the absence of 2007’s gain on the sale of The Dalmore Scotch Whisky (The Dalmore) U.S. distribution rights and related assets ($28.5 million after tax).

Income from continuing operations benefited from:

>	income due to the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($190.9 million after tax in aggregate),

>	tax-related credits ($98.4 million),

>	a gain due to the reduction in the fair value of the minority interest in the Spirits business ($81.9 million after tax),

>	new product sales,

>	price increases implemented to offset higher commodity costs in the Home & Hardware business, as well as targeted price increases in the Spirits business,

>	productivity improvements,

>	aggressive cost management, including global sourcing initiatives, and

>	lower interest expense.

The following summarizes the performance of each of our business segments in 2008:

>

Sales of our Spirits business declined 5% and operating income decreased 29% compared to 2007. Net sales decreased primarily on the impact of a new U.S. distribution program to facilitate lower and more consistent distributor inventory levels, the adverse impact of an unexpected Australian excise tax increase on ready-to-drink spirits products, the impact of the wind-down of transitional manufacturing agreements with Pernod Ricard S.A. (Pernod Ricard) to produce certain products subsequent to a 2005 acquisition, and unfavorable foreign exchange. In addition, economic pressures resulted in lower net sales in certain markets. Sales benefited from a continued shift to the premium end of our portfolio, targeted price increases and the impact of the acquisition of Cruzan rum. Operating income was lower primarily due to the decline in sales, absence of 2007’s gain on the sale of The Dalmore’s U.S. distribution rights and related assets, restructuring and restructuring-related charges in 2008 to reposition the business, including supply-chain activities and route-to-market initiatives, as well as impairment charges on certain regional non-U.S. tradenames. These factors were partially offset by a favorable mix shift toward our higher margin premium brands (outside of Australia).

>	Sales of our Home and Hardware business declined 17%, primarily as a result of the downturn in the U.S. home products market which deteriorated as the year progressed due to the U.S. recession and credit crisis. Sales benefited from new products and line extensions as well as expansion into adjacent product categories. Operating income was down $968.6 million from 2007 as a result of asset impairment charges of $758.3 million, lower sales and related unfavorable coverage of manufacturing and overhead costs (adverse operating leverage), and higher commodity costs. These decreases were partly offset by productivity improvements, aggressive cost management, and lower restructuring and restructuring-related costs related to supply-chain initiatives.

>	Sales of our Golf brands declined 3% compared to 2007 on lower sales in the U.S. as a result of the soft consumer demand for discretionary purchases and the impact of a reduction in inventory by retailers. Sales benefited from strong international growth, particularly in Asia, favorable foreign currency, and favorable sales mix. Operating income decreased 24% primarily due to brand investment to support our growth initiatives, lower sales and resulting adverse operating leverage, higher patent license expense and increased commodity costs.

In 2008, we acquired the premium Cruzan rum business from Pernod Ricard S.A. (Pernod Ricard) for $103.2 million in cash. In addition, we repurchased the 10% minority interest in our Spirits business from Vin & Sprit Group (V&S) for $455.0 million. We also redeemed the 49% interest in our Spirits business’s U.S. distribution joint venture held by V&S. In a related transaction, we received $230.0 million from Pernod Ricard for early termination of the U.S. distribution agreement with V&S subsequent to its acquisition by Pernod Ricard.

In December 2007, we sold our remaining U.S. wine assets to Constellation Brands for $887.0 million, after selling two wine brands and related assets to E. & J. Gallo Winery in August 2007. The sale to Constellation Brands resulted in a net after-tax gain on the sale of $5.2 million in 2007. In addition, in December 2007, we sold the U.S. distribution rights and related assets for The Dalmore for $58.0 million, resulting in a gain on the sale of $28.5 million, net of tax.

In June 2006, we acquired SBR, Inc. (now Simonton Holdings, Inc.), a privately held company, which owns a leading vinyl-framed window brand in North America.

In 2009, we expect to:

>	remain focused on our initiatives designed to outperform our markets,

>	aggressively focus on our supply-chain and cost initiatives to partly offset the impact of adverse operating leverage,

>	benefit from the strength of our brands and new products across all segments, and

>	continue targeted brand-building investment, innovation and expansion into new markets, including international growth opportunities in all of our segments.

We have also identified the following risks and challenges that may impact our businesses:

>	the broad-based global recession and decrease in consumer discretionary spending,

>	continuing adverse impact of the downturn in the overall U.S. home products market on our Home and Hardware business, including its adverse impact on operating leverage of our fixed manufacturing costs,

>	customers continuing to maintain lean inventories across all categories, and

>	foreign exchange rates.

RESULTS OF OPERATIONS

2008 Compared to 2007

Net Sales

Net sales decreased $954.2 million, or 11%, to $7.6 billion primarily due to:

>	the downturn in the U.S. home products market and its impact on our Home and Hardware business,

>	weak consumer sentiment that reduced demand for discretionary purchases, including its adverse impact on our Home & Hardware and Golf businesses, and

>	lower sales in certain markets in the Spirits business, including the impact of an Australian excise tax increase on ready-to-drink spirit products.

Sales benefited from:

>	newly introduced products and line extensions across all businesses (approximately $241 million in total, net of discontinued products),

>	price increases implemented to offset higher costs for materials in the Home and Hardware business, as well as targeted price increases in the Spirits business, and

>	growth in international markets in the Golf business.

Cost of products sold

Cost of products sold decreased $519.8 million, or 11%, primarily on lower sales, as well as cost reduction programs, global sourcing initiatives and productivity improvements. These factors were partly offset by adverse operating leverage, as well as higher commodity costs (approximately $85-90 million).

Excise taxes on spirits

Excise taxes on spirits were up 65 basis points as a percentage of sales compared to the prior year due to lower Home and Hardware sales and higher international spirits sales where we are the obligor as a percentage of spirits sales. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments are reflected in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $38.0 million, or 2%, primarily due to lower sales-related variable costs and cost reductions in the Home and Hardware business, partly offset by the restructuring-related organization repositioning, route-to-market initiatives and business repositioning costs in the Spirits business, as well as increased brand investment in the Golf business to support growth initiatives.

Amortization of intangible assets

Amortization of intangible assets increased $2.0 million, or 4%, primarily due to changes in foreign currency rates.

Asset impairment charges

We recorded pre-tax asset impairment charges in the Home & Hardware and Spirits businesses of $785.5 million ($659.4 million after tax). The Home and Hardware charges of $758.3 million included write-downs of goodwill, tradenames and other long-lived assets. While we are confident about the long-term prospects for the Home and Hardware business, these charges were a result of the impact of a steeper than anticipated decline in the U.S. home products market and the general economy in the current year, as well as the expectation of a slower than previously anticipated recovery. For additional information, refer to the Results of Operations for the Home and Hardware segment. In addition, we recorded a $27.2 million write-down of certain non-U.S. regional Spirits tradenames.

Restructuring charges

In the twelve months ended December 31, 2008, we recorded restructuring charges of $81.8 million. Home and Hardware business charges ($49.5 million in total) primarily related to supply-chain initiatives designed to align costs and capacities with marketplace conditions, including the announced closing of eight manufacturing facilities. Charges also included costs to exit from select low-return product offerings ($10.5 million). In addition, we recorded charges in the Spirits business ($32.3 million) related to business repositioning, including supply-chain activities and route-to-market initiatives in the U.S. and internationally. For the twelve months ended December 31, 2007, we recorded pre-tax restructuring charges of $73.5 million (Home and Hardware $70.2 million, Spirits $2.7 million and Golf $0.6 million).

Operating Income

Operating income decreased $1,230.7 million to $145.6 million, primarily due to asset impairment charges of $785.8 million, lower sales in the Home & Hardware and Golf businesses and resulting adverse operating leverage, higher commodity costs, increased brand investment in the Golf business, and the absence of the 2007 gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets ($45.6 million). Operating income benefited from new products and line extensions, price increases (implemented to offset higher commodity costs in the Home and Hardware business and in the Spirits business), cost reduction programs, global sourcing initiatives, and productivity improvements.

Interest expense

Interest expense decreased $56.5 million, or 19%, primarily as a result of lower average debt, as well as lower average interest rates.

Other income, net

Other income, net, increased $242.4 million, predominantly due to $230.0 million of cash received from Pernod Ricard for the early termination of the Spirits U.S. distribution agreement, as well as $72.0 million due to recognition of remaining unamortized deferred income from the initial establishment of the joint venture. These amounts were partially offset by a $50.5 million write-down of our investment in Maxxium. Other income, net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency denominated transactions.

In 2009, results will be unfavorably impacted by the absence of the amortization of the deferred gain from V&S’s initial investment in the joint venture of $20.3 million in 2008 ($27.0 million on an annual basis), which will no longer be amortized in Other income, net.

Income tax expense

The effective income tax rates for the twelve months ended December 31, 2008 and 2007 were 50.7% and 30.9%, respectively. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $451.3 million and a $50.5 million write-down of our investment in the Maxxium joint venture, as well as income associated with termination of the Spirits business’s U.S. distribution agreement at the higher U.S. tax rate. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit of our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal income tax audit, non-goodwill impairment charges and higher restructuring charges in 2008 benefited at higher U.S. tax rates, and a higher portion of foreign income taxed at lower statutory rates.

Minority interest (income) expense

Minority interest income was $65.8 million in 2008 compared to expense of $24.4 million in 2007. The favorable change of $90.2 million was primarily due to an $87.9 million gain from a reduction in the fair value of the 10% minority interest in the Spirits business (BGSW) based upon the final settlement amount determined in connection with our repurchase of the minority interest in July 2008.

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

Net income

Net income was $311.1 million, or $2.05 per basic share and $2.02 per diluted share, for the twelve months ended December 31, 2008. This compared to net income of $762.6 million, or $4.98 per basic share and $4.87 per diluted share, for the twelve months ended December 31, 2007. Income from continuing operations (excluding the U.S. Wine business that was sold in 2007) was $158.6 million, or $1.04 per basic share and $1.03 per diluted share, for the twelve months ended December 31, 2008. These results compared to $749.5 million, or $4.89 per basic share and $4.79 per diluted share, for the twelve months ended December 31, 2007, respectively. The $590.9 million decrease in income from continuing operations was primarily due to lower operating income (including asset impairment charges) and write-downs of the Spirits business’s investment in Maxxium ($50.5 million). Income from continuing operations benefited from income due to the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($190.9 million after tax in aggregate), as well as a gain due to a reduction in the fair value of the minority interest in the Spirits business ($81.9 million), lower interest expense and tax-related credits ($98.4 million).

Income from discontinued operations was $152.5 million for the twelve months ended December 31, 2008, or $1.01 per basic share and $0.99 per diluted share. This included pre-tax income of $4.0 million (after tax $2.5 million) from the settlement of outstanding working capital claims related to the sale of the U.S. Wine business. We also recorded a $43.1 million tax benefit related to finalization of the tax accounting for the sale of the U.S. Wine business and tax credits associated with the conclusion of our 2004-2005 federal income tax audit that pertained to other discontinued operations. In addition, the Congressional Joint Committee on Taxation completed its review of a tax refund associated with a capital loss carryforward item that was favorably resolved in an IRS administrative proceeding relating to our 2001-2002 federal tax returns. As a result, the final settlement of the audit of our 2001-2002 federal tax returns removed uncertainty relating to the utilization of a capital loss carryforward, and we recorded a $98.0 million tax benefit ($98.7 million unrecognized tax benefit less interest of $0.7 million) related to a capital loss carryforward position associated with the sale of the U.S. Wine business. This compared to income from discontinued operations for the twelve months ended December 31, 2007 of $13.1 million, or $0.09 per basic share and $0.08 per diluted share.

2007 Compared to 2006

Fortune Brands’ net sales were slightly higher in 2007 compared to 2006. Operating income was 5% lower and net income decreased 8%, primarily due to the impact of the downturn in the U.S. home products markets, higher restructuring and restructuring-related charges, and the absence of 2006 tax credits.

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

Amortization of intangible assets

Amortization of intangible assets increased $4.7 million to $47.6 million, primarily due to amortization of intangible assets associated with the June 2006 Simonton acquisition.

Restructuring charges

For the twelve months ended December 31, 2007, we recorded pre-tax restructuring charges of $73.5 million. These charges were predominantly related to supply-chain initiatives in the Home and Hardware business (including tangible and intangible asset impairment charges resulting from the consolidation of facilities in cabinetry, window and tool storage, closure of a cabinetry component operation, and the planned exits from the entry door market in the United Kingdom and decorative column product lines in the U.S.). In the Home and Hardware business, we closed or downsized several facilities to optimize supply chains and better align our cost structures and capacity to navigate the current downturn in the U.S. housing product market and to support long-term growth. The 2007 charges consisted primarily of $16.3 million for workforce reduction costs, $49.6 million for asset write-downs, and $7.6 million for contract termination and other related costs. For additional information on the Home and Hardware restructuring, refer to Results of Operations by Segment – Home and Hardware – 2007 compared to 2006. In the twelve months ended December 31, 2006, we recorded pre-tax restructuring charges of $21.2 million, primarily related to supply-chain initiatives in the Home and Hardware business.

Gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights

In 2007, we recorded pre-tax gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets of $45.6 million.

Operating income

Operating income decreased $71.6 million, or 5%, to $1,376.3 million, primarily due to lower sales in the Home and Hardware business and adverse operating leverage, greater brand investment and higher restructuring and restructuring-related charges. Operating income benefited from new product sales, price increases (implemented to offset higher commodity costs in the Home and Hardware business and in the Spirits business), a mix shift to premium products (in the Golf and Spirits businesses), a gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets ($45.6 million), productivity improvements, global sourcing initiatives, cost reduction efforts, lower Corporate expenses and favorable foreign exchange.

Interest expense

Interest expense decreased $15.2 million, or 5%, to $293.6 million due to lower average debt, partly offset by an increase in commercial paper rates.

Other income, net

Other income, net, decreased $2.7 million to $37.5 million. Other income, net, includes non-operating income and expense, such as amortization of deferred income related to Future Brands LLC (our Spirits business’s U.S. sales and distribution joint venture), interest income and foreign currency transaction gains or losses.

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

Minority interest (income) expense

Minority interest expense decreased $43.5 million to $24.4 million, primarily due to an adjustment of minority interest expense of $47.8 million recorded in the third quarter of 2006 representing an increase in the estimated fair value of V&S Group’s aggregate 10% ownership in the convertible redeemable preferred stock of the Spirits business. The estimated fair value of V&S Group’s minority interest in BGSW did not change in 2007. Refer to Note 6, “Minority Interest Held by V&S Group,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

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

QUARTERLY FINANCIAL DATA	Fortune Brands, Inc. and Subsidiaries

Unaudited

(In millions, except per share amounts)

2008	1st	2nd	3rd	4th
Net sales	$1,806.1	$2,095.4	$1,921.8	$1,785.6
Gross profit	733.3	867.0	792.8	667.2
Operating income (loss)	227.2	(16.0)	254.8	(320.4)
Income (loss) from continuing operations	107.6	26.6	305.7	(281.3)
Income from discontinued operations	12.9	109.4	30.2	—
Net income (loss)	120.5	136.0	335.9	(281.3)
Earnings per common share
Basic
Income (loss) from continuing operations	$0.70	$0.17	$2.04	$(1.88)
Net income (loss)	$0.78	$0.89	$2.24	$(1.88)
Diluted
Income (loss) from continuing operations	$0.69	$0.17	$2.01	$(1.88)
Net income (loss)	$0.77	$0.88	$2.21	$(1.88)

2007	1st	2nd	3rd	4th
Net sales	$1,909.1	$2,293.3	$2,145.3	$2,215.4
Gross profit	750.3	958.6	890.3	888.4
Operating income	256.3	415.8	368.0	336.2
Income from continuing operations	121.3	229.5	208.0	190.7
Income (loss) from discontinued operations	(1.1)	2.5	0.9	10.8
Net income	120.2	232.0	208.9	201.5
Earnings per common share
Basic
Income from continuing operations	$0.80	$1.50	$1.36	$1.24
Net income	$0.79	$1.52	$1.36	$1.31
Diluted
Income from continuing operations	$0.78	$1.47	$1.33	$1.22
Net income	$0.77	$1.48	$1.33	$1.28

RESULTS OF OPERATIONS BY SEGMENT

Spirits

2008 Compared to 2007

Net sales decreased $125.9 million, or 5%, to $2,480.9 million, primarily due to the decline in sales from the adverse impact of an unexpected Australian excise tax on ready-to-drink spirits products instituted in April (approximately $47 million), the impact of the wind-down of transitional manufacturing agreements with Pernod Ricard S.A. (Pernod Ricard) to produce certain products subsequent to a 2005 acquisition (approximately $28 million), the impact of reduced fourth quarter 2008 sales due to a new U.S. distributor program that facilitates lower and more consistent U.S. distributor inventory levels going forward, and unfavorable foreign exchange ($25 million). In addition, economic pressures resulted in lower net sales in certain markets, particularly Spain, Germany and Mexico (approximately $32 million in aggregate). The sales of our portfolio of brands continued to shift toward the premium end, though at a slower rate. In addition, sales benefited from the impact of price and mix (approximately $35 million in aggregate) and the acquisition of Cruzan rum ($12.5 million).

Operating income decreased $223.0 million, or 29%, to $543.7 million, primarily due to lower sales and $63.6 million in restructuring and restructuring-related charges related to business repositioning, including supply-chain activities and route-to-market initiatives, as well as absence of the 2007 gain on the sale of the Dalmore U.S. distribution rights and assets ($45.6 million) and a 2008 write-down of certain non-U.S. regional tradenames ($27.2 million). In addition, operating income was impacted by higher operating expenses (approximately $12 million), primarily due to increased information technology costs and U.S. distribution costs.

BGSW is a partner in Maxxium, an international sales and distribution joint venture that we account for using the equity method. BGSW has a 25% ownership interest in Maxxium. The Company’s other equal partners in Maxxium are Rémy, The Edrington Group Ltd. (TEG) and V&S. In November 2006, Rémy gave notice to Maxxium that it will terminate its distribution agreement with Maxxium effective March 30, 2009. In September 2008, BGSW entered into a Settlement Agreement (Settlement Agreement) with the Maxxium partners that resulted in the termination of V&S’s distribution agreement with Maxxium effective September 30, 2008 and will result in the exit of V&S and Rémy as shareholders of Maxxium effective March 30, 2009.

In the second quarter of 2008, we recorded a $25.1 million write-down of our Maxxium investment (in Other income, net), primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the impending departures of Rémy and V&S. In the third quarter, as a result of the Settlement Agreement, we recorded an additional $25.4 million write-down of our investment in Maxxium. The carrying value of the investment in Maxxium at December 31, 2008 was $54.3 million.

On September 30, 2008, we closed on a transaction that resulted in the early termination, as of September 30, 2008, of the U.S. distribution agreement between BGSW and the U.S. business of V&S. Under the early termination agreement, Pernod Ricard paid Fortune Brands $230.0 million in cash in exchange for early termination of the distribution agreement, which was recorded in Other income, net, in the statement of income. In addition, we recognized the balance of unamortized deferred income of $72.0 million resulting from the initial payment from V&S in 2001 to establish the U.S. distribution joint venture. The early termination of the U.S. distribution agreement allows us to simplify our route to market in the U.S., exercise greater control over our distribution, and better align resources to sharpen focus on key market segments. The proceeds compensate us in advance for our higher costs of distribution over the remaining term of the joint venture agreement. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the 49% interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and the consolidation did not have a material impact on the financial statements.

V&S owned a 10% interest in our Spirits business. As a result of the government of Sweden’s sale of V&S, we exercised our call option to repurchase V&S’s 10% equity stake in the Spirits business and, in July 2008, we repurchased the minority interest for the carrying value of $455.0 million. In 2008 we recorded, in Minority interest (income) expense, an $87.9 million gain from a reduction in the fair value of the 10% minority interest in the Spirits business (BGSW) based upon the final settlement amount determined in connection with our repurchase of the minority interest.

In the third quarter of 2008, we purchased the premium Cruzan rum business from Pernod Ricard for $103.2 million in cash.

In September 2008, BGSW and TEG established an international distribution alliance that will be a combination of jointly-owned and company-owned sales forces in 24 Maxxium markets beginning April 1, 2009. The alliance provides that BGSW and TEG will have equal joint ownership of sales and distribution companies in certain markets and that BGSW-controlled or TEG-controlled distribution companies will distribute both companies’ products in certain other markets. As a result of the alliance, sales organizations that are 100% owned by us will distribute nearly half of our international sales, giving us significantly greater influence over our distribution in key markets. BGSW and TEG will work together to facilitate an orderly transition or winding down of Maxxium operations.

In April 2008, the Australian government increased excise taxes on ready-to-drink products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Beam’s pre-mixed products including Jim Beam and Cola. Operating income will continue to be negatively affected by the excise tax increase until its impact is annualized at the end of April 2009.

We expect to incur additional restructuring and restructuring-related charges of approximately $20 million over the next 6 to 12 months related to our U.S. and international route-to-market strategic initiatives. In 2009, we expect operating income to be adversely affected by a net impact of approximately $30-35 million due to costs associated with our U.S. and international route-to-market initiatives.

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Spirits business’s international operations. If exchange rates as of December 31, 2008 remain in effect during 2009, our 2009 operating income may be negatively affected by approximately $35 to $45 million.

2007 Compared to 2006

Net sales increased $93.4 million, or 4%, to $2,606.8 million primarily due to a mix shift toward higher priced premium brands (particularly Sauza tequila, and Jim Beam and Maker’s Mark bourbons), favorable foreign exchange ($83 million), growth in international markets (especially Australia, global travel retail and emerging markets) and select price increases on premium spirits brands. These increases were partly offset by the negative impact of the wind-down of a transitional bottling agreement with Pernod Ricard S.A. (Pernod Ricard) to produce certain products at cost subsequent to the 2005 Spirits Acquisition, as well as the adverse first quarter 2007 impact from the 2006 transition of distribution in Spain to our Maxxium Worldwide B.V. joint venture (no net impact on operating income), which decreased net sales by $44.2 million in aggregate. For more information on the 2005 Spirits Acquisition, refer to Note 5, “Acquisitions and Disposals,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

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

Home and Hardware

2008 Compared to 2007

Net sales decreased $791.8 million, or 17%, to $3,759.1 million. The decrease was primarily attributable to the downturn in the U.S. home products market, which deteriorated as the year progressed due to the U.S. economic recession, the credit crisis, decreasing home prices and declining consumer confidence. The combination of these factors contributed to further reductions in new home construction and a shift to lower-priced products, and also adversely impacted big ticket repair and remodeling, which historically has been more stable in housing downturns. Sales benefited from new products and line extensions (approximately $336 million in total, particularly in faucets and cabinetry), continued extension of brands into adjacent product categories, market share gains in key product categories (faucets and security products), and the impact of select price increases.

Operating income decreased $968.6 million resulting in a loss of $465.6 million, primarily due to lower sales and resulting adverse operating leverage, as well as 2008 asset impairment charges of $758.3 million. In addition, operating income was negatively impacted by higher commodity costs (approximately $70 million excluding the benefit of price increases). Operating income benefited from a reduction in manufacturing, overhead and administrative cost structures.

Restructuring and restructuring-related charges were $55.6 million in 2008 compared to $96.3 million in 2007. Charges in 2008 related to supply-chain realignment, capacity and cost reduction initiatives and the exit of select low return product offerings. Since December 31, 2006, we have reduced the number of Home and Hardware segment manufacturing facilities by 35%. Headcount reductions were implemented across all levels of the organization. We anticipate that these initiatives will generate savings that pay back the cash costs in three years or less. Restructuring and restructuring-related charges in 2009 for currently approved projects are expected to be approximately $40 million, including non-cash accelerated depreciation of approximately $20 million.

We estimate that the overall U.S. home products market declined at an estimated high-teens percentage rate in 2008, and we anticipate it will decline in 2009 in the range of 20%. As a result, we believe our sales in 2009 will be lower than 2008. Our business will continue to face margin pressures resulting from significant adverse operating leverage and potential increased price competition. In addition, we may see increases in bad debt expenses as our customers face increased financial pressures. We may also incur additional restructuring charges to further rationalize our supply chains. We will continue to strive to mitigate the impact of the downturn through ongoing cost reductions as well as through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the replace-and-remodel segment of the U.S. home products market.

Goodwill impairment charges in Home and Hardware of $451.3 million predominantly related to the Therma-Tru entry door ($399.5 million) and Simonton ($48.8 million) reporting units, our two more recent acquisitions. In the second quarter of 2008, primarily due to the impact of a worse than anticipated decline in the U.S. home products market on financial results, the Company concluded it was necessary, in accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” to conduct an interim goodwill impairment test. As a result of this test, the Company recorded goodwill impairment charges totaling $288.9 million. In the fourth quarter, the Company conducted its regular annual goodwill impairment test as of December 31, 2008, and recorded goodwill impairment charges totaling $162.4 million. The fourth quarter charges were primarily the result of the expectation for a slower recovery in the U.S. home products market, the current effect of the recession on the market, and our forecasts of the sales, operating income and cash flows of each reporting unit in the Home and Hardware business that were finalized through the course of our annual planning process.

We forecast the U.S. home products market in two segments: the new home construction segment and the repair/remodel segment. For each reporting unit, the impairment charge was measured as the excess of the carrying value of the goodwill over its implied fair value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of FAS 142. Consistent with historical practice, the Company estimates the fair value of a reporting unit based on an estimate of future cash flows discounted at a market participant derived weighted average cost of capital. Our estimate of discounted future cash flows decreased significantly from year-end 2007 primarily due to a reduction of current year forecasted revenues and cash flows compared to our original plan (which resulted in projecting future revenue and cash flow growth off of a significantly lower base) and the shifting of cash flow growth beyond 2008 into later years. Our cash flow projections assumed declining revenue and cash flows in 2009 and that significant recovery would not begin until after 2010.

At December 31, 2008, the Company had long-lived assets in its Home and Hardware segment that totaled $2,952.2 million, including goodwill and indefinite-lived tradenames of $1,461.8 million and $651.4 million, respectively. The dollar amounts of goodwill and indefinite-lived tradenames associated with each of the reporting units within our Home and Hardware segment as of December 31, 2008 were as follows:

($ in millions) Reporting Unit	Goodwill	Indefinite-lived Tradename
Cabinet products	$499.9	$205.5
Faucet products	569.7	107.2
Entry door products	101.2	171.0
Window products	84.4	127.0
Storage and security products	164.9	21.7
Other	41.7	19.0
Total	$1,461.8	$651.4

While we are confident in the long-term growth and return prospects for this segment, generally accepted accounting principles require us to assess the impairment of goodwill and indefinite-lived tradenames based upon current fair value. Goodwill is assessed at the reporting unit level. Key to recoverability of our long-lived assets is our forecast of the depth and duration of the U.S. home products market downturn, and its impact on future revenues, operating margins and cash flows. Our projection for the U.S. home products market and global economic conditions is inherently subject to a number of uncertain factors, such as the depth and duration of the global economic slowdown, as well as U.S. changes in home prices, unsold homes inventory levels, credit availability and borrowing rates, unemployment levels, and overall consumer confidence. In the near term, as we monitor the above factors, it is possible we may change the revenue and cash flow projections of our Home and Hardware segment, which may require the recording of additional asset impairment charges in accordance with the provisions of FAS 142, and Statement of Financial Accounting Standards

No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We currently believe that the only reporting units with a risk of future goodwill or trade name impairment are our entry door products and window products reporting units. These reporting units are the most recently acquired (entry door products acquired in 2003 and window products acquired in 2006) and therefore have a historical cost that is closer to the current fair value. For these reporting units, a more than 10% decline in reporting unit fair value could trigger an impairment of goodwill, tradenames or long-lived assets.

In addition, as we continue to respond to the downturn in the U.S. home products market, our restructuring initiatives to reduce manufacturing capacity and administrative costs, and exit lower return product lines may result in further impairments of assets.

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

Golf

2008 Compared to 2007

Net sales decreased $36.5 million, or 3%, to $1,368.9 million. The sales decrease was primarily due to soft demand in the U.S., including the impact of lower consumer demand for discretionary purchases such as golf clubs, and the impact of a reduction in inventory by retailers. Net sales benefited from higher constant currency sales in Asian markets ($38 million), favorable foreign exchange ($17 million), and favorable mix ($17 million) as a result of new product introductions and sales of higher margin golf clubs.

Operating income decreased $40.2 million, or 24%, to $125.3 million, primarily due to an increase in brand investment to support growth initiatives, lower sales and resulting adverse operating leverage, higher patent license expense, and increased commodity costs.

During 2009, we expect to incur approximately $25 million of restructuring charges for workforce reduction costs to adjust our cost structure in response to the current and anticipated softening of the U.S. and European markets for golf products.

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Golf business’s international operations. If exchange rates as of December 31, 2008 remain in effect during 2009, our 2009 operating income may be negatively affected by approximately $25 to $35 million.

We expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age and retirement), and the increasing popularity of golf internationally. In the near term, participation levels and consumer spending on golf products are expected to be adversely impacted by general economic conditions and declines in golf-related travel and corporate spending.

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

Corporate

2008 Compared to 2007

Corporate expenses of $57.8 million, which include salaries, benefits and expenses related to corporate office employees, decreased $1.1 million.

2007 Compared to 2006

Corporate expenses, which include salaries, benefits and expenses related to corporate office employees, as well as public company expenses, decreased $15.2 million, or 21%, to $58.9 million. These expenses decreased primarily due to lower incentive compensation expense mainly resulting from lower expected payouts for long-term incentive compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

The global credit crisis and general economic conditions worsened in the fourth quarter of 2008. In addition, the recent volatility in capital and credit markets may continue and heighten risks in the near term. We believe, however, that we have sufficient liquidity to fund our operations for the foreseeable future.

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

We currently have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings to non-investment grade or a prolonged global economic decline and credit crisis may impact our access to long-term capital markets, increase interest rates on our corporate debt, and weaken operating cash flow and liquidity, potentially impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

Cash Flows

Net cash provided by operating activities was $817.6 million for the twelve months ended December 31, 2008 compared to $965.3 million for the twelve months ended December 31, 2007. The decrease in cash provided of $147.7 million was principally due to lower net income, higher pension contributions ($114.5 million in 2008 compared to $48.9 million in 2007), an increase in inventories of maturing spirits in the Spirits business in 2008 compared to 2007 (including foreign exchange impacts), as well as taxes paid related to the 2007 sale of the U.S. Wine business. Cash flow was favorably impacted by income from termination of the Spirits U.S. distribution agreement ($143.5 million after tax) and a tax refund of $93.2 million.

Net cash used for investing activities for the twelve months ended December 31, 2008 was $274.2 million, compared to cash provided of $744.2 million in the twelve months ended December 31, 2007. The increase in cash used of $1,018.4 million was primarily due to the acquisition of the Cruzan rum business ($103.2 million), as well as the absence of the 2007 proceeds from the sale of the U.S. Wine business ($948.3 million).

We focus our capital spending on growth initiatives and becoming the lowest cost producers of the highest quality products. Net capital spending in 2008 was $157.1 million, $40.6 million lower than 2007 due to reduced capital spending in the Home and Hardware business resulting from the contraction of the U.S. home products market. We currently estimate 2009 net capital expenditures will be in the range of $150 to $175 million. We expect to generate these funds internally.

Net cash used by financing activities for the twelve months ended December 31, 2008 was $555.8 million, compared with $1,713.0 million in the twelve month period ended December 31, 2007. The decrease of $1,157.2 million was primarily due the absence of 2007’s paydown of debt from cash flow from operating activities and the sale of the U.S. Wine business ($948.3 million). In 2008, cash outflows were impacted by the redemption of the 10% minority interest in the Spirits business ($455.0 million) and share repurchases ($278.6 million).

Capitalization

Total debt increased $351.6 million during the twelve-month period ended December 31, 2008 to $4.7 billion. The ratio of total debt to total capital increased to 50.1% at December 31, 2008 from 41.2% at

December 31, 2007 primarily due to the repurchase of the minority interest in the Spirits business, a decrease in accumulated other comprehensive income due to both foreign currency translation effects and deferred pension asset losses, and our common share repurchase activity.

We have a $2.0 billion, 5-year committed revolving credit agreement, which matures in October 2010. A total of $790.0 million was outstanding under this credit agreement as of December 31, 2008. In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011, and was used to repay a €300 million note due January 30, 2009. The interest rates under the term loan agreement are variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating. Our credit facilities are for general corporate purposes. The revolving credit agreement and term loan include a minimum Consolidated Interest Coverage Ratio requirement of 3.5 to 1.0 as the only financial covenant. The Consolidated Interest Coverage Ratio is defined in the credit facilities as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. At December 31, 2008 and December 31, 2007, we exceeded this ratio by a wide margin. We currently believe the possibility of violating this covenant is remote. No other debt instruments require financial ratio covenants.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Trade receivables total $918.5 million as of December 31, 2008 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $57.5 million as of December 31, 2008. The current conditions in the global credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the U.S. housing downturn and the global credit crisis may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at December 31, 2008 was $49.0 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Insured Risks

We review our exposure to insurance risk and believe that there are no material changes related to the availability and cost of liability, property, casualty, and other forms of insurance. We continue to closely monitor events and the ratings of insurance companies associated with our insurance programs.

Pension Plans

We sponsor defined benefit pension plans that are partially funded by a portfolio of investments maintained within benefit plan trusts.

Total pension plan cash contributions were $114.5 million and $48.9 million, respectively, in 2008 and 2007. As a result of our 2008 pension funding, we currently anticipate minimal pension funding will be required in 2009 for our defined benefit plans. We believe that we have sufficient liquidity to meet the 2009 minimum funding that may be required by the Pension Protection Act of 2006. As of December 31, 2008, the fair value of our total pension plan assets was 82% of the accumulated benefit obligation liability.

Minority Interest Held by V&S Group

V&S Group owned a 10% interest in our Spirits business (BGSW). As a result of the sale of V&S to Pernod Ricard in April 2008, we exercised our call option to repurchase the minority interest, and in July 2008, we repurchased the minority interest for the carrying value of $455.0 million.

We accounted for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and measured this minority interest at fair value with changes in fair value reflected in income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period prior to June 30, 2008, we estimated fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The fair value at June 30, 2008 of $455.0 million was based upon the final settlement amount determined in connection with the repurchase of the minority interest. The valuation reflected the features of the preferred stock, which could not be sold to a third party and had unique shareholder rights as a preferred security. As a result, in the three months ended June 30, 2008, we recorded an $87.9 million decrease in the fair value of the minority interest as minority interest income.

Dividends

In July 2008, we increased the dividend on common stock 5% to an annual rate of $1.76 per common share. A summary of 2008 dividend activity for the Company’s common stock is shown below:

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

Adequacy of Liquidity Sources

Given the uncertainty of global economic conditions and volatility in financial markets, we are focused on liquidity and capital preservation. We will continue to assess economic conditions as we evaluate funding of potential acquisitions, share repurchases and our dividend policy. We believe that our internally generated funds, together with access to global credit markets, are adequate to meet our long-term and short-term capital needs.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those set forth under Item 1. “Business — Forward-Looking Statements.”

Foreign Exchange

We have investments in various foreign countries, principally Australia, Canada, Mexico, Spain, the U.K. and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars. In addition, in 2006 we issued euro-denominated long-term debt. See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We record the payments or receipts under the agreements as adjustments to interest expense. In the second quarter of 2008, we entered into interest rate swaps with an aggregate notional principal amount of $400 million. The swap agreements hedged changes in fair value on a portion of our fixed rate 5.375% notes due 2016 that resulted from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and were classified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities.” In October 2008, we terminated and settled our swaps and recorded a $15.6 million gain that will be amortized to income as reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding during 2007.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $4,693.6 million and $4,142.7 million total long-term debt (including current portion) at December 31, 2008 and 2007 was approximately $4,383.6 million and $4,005.6 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Guarantees and Commitments

Third-party guarantees executed in connection with the formation of Maxxium, our Spirits international sales and distribution joint venture, totaled approximately $89 million as of December 31, 2008. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In conjunction with the third quarter 2008 execution of a Settlement Agreement providing for the withdrawal of Rémy and V&S from Maxxium, Maxxium’s credit facilities guaranteed by the joint venture partners were renegotiated with the banks, effective October 1, 2008. We guarantee one-third of Maxxium’s credit facilities that now expire March 31, 2009. Following expiration of the Maxxium facilities, we expect to finance operations of the new Spirits business international distribution alliance with a mix of local bank debt and shareholder facilities that may be guaranteed by the Company.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases with lease payments totaling approximately $29.5 million through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.7 million as of December 31, 2008.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2008.

(In millions)	Payments Due by Period as of December 31, 2008

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$31.6	$31.6	$—	$—	$—
Long-term debt	4,693.6	424.4	1,540.0	999.1	1,730.1
Operating leases	205.0	57.8	80.5	48.7	18.0
Interest payments on long-term debt	1,764.6	218.7	360.9	285.5	899.5
Purchase obligations(a)	702.9	271.7	153.2	101.8	176.2
Pension and postretirement contributions(b)	18.5	18.5	—	—	—

(a)	Purchase obligations include contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

(b)	Minimum required pension and postretirement contributions cannot be determined beyond 2009.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $248.4 million of unrecognized tax benefits as of December 31, 2008 have been excluded from the Contractual Obligations table above. See Note 16, “Income Taxes,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

In addition to the contractual obligations listed above, we also had other commercial commitments for which we are contingently liable as of December 31, 2008. These include the guarantee of certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $88.9 million, all of which expires in less than one year; and a Shareholder Loan Facility executed by BGSW and Maxxium amounting to $21.0 million, of which $9.8 million was outstanding and which expires in less than one year. In addition, other corporate commercial commitments include Standby Letters of Credit of $79.0 million, of which $78.9 million expires in less than one year with the remaining $0.1 million expiring in one to three years; and Surety Bonds of $17.6 million of which $17.5 million expires in less than one year with the remaining $0.1 million expiring in one to three years. These contingent commitments are not expected to have a significant impact on our liquidity.

Derivative Financial Instruments

In accordance with FAS 133 and its related amendment Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” all derivatives are recognized as either assets or liabilities on the balance sheet and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2008, deferred currency gains of $3.9 million were reclassified to cost of sales. During the year ended December 31, 2007, $15.4 million in deferred currency losses were reclassified to cost of sales. During the year ended December 31, 2006, $1.9 million in deferred currency gains were reclassified to cost of sales. Based on the foreign exchange rates at December 31, 2008, we estimate that $34.5 million of currency derivative gains included in OCI as of December 31, 2008 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, euro, Australian dollar, Japanese yen and British pound sterling. We are also exposed to foreign currency risk as a result of our euro-denominated debt. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 18, “Financial Instruments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K, for more information about the management of our interest rate risk.

Recently Issued Accounting Standards

Fair Value Measurement

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2 (FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We have elected to defer the adoption of nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on our results of operations, cash flows or financial position.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 establishes the disclosure requirements for derivatives instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands). FAS 161 will require additional disclosures on derivative instruments and hedging activities.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business

Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. The adoption of FAS 141R may result in increased volatility in the results of our operations to the extent that uncertain tax positions related to prior acquisitions are resolved more or less favorably than originally estimated.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. As of December 31, 2008, the carrying value of minority interests/noncontrolling interests that would be reclassified to equity upon adoption of FAS 160 was $13.6 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

Disclosures about Postretirement Benefit Plans

In December 2008, FASB issued Financial Statement of Position No. FAS 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” providing guidance on an employer’s disclosures about plans assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (calendar year-end 2009 for Fortune Brands). FSP FAS 132(R)-1 will require additional disclosure on plan assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements, Item 8 to this Form 10-K. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the more significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $57.5 million and $53.8 million as of December 31, 2008 and 2007, respectively.

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

In 2008, we recorded long-lived pre-tax asset impairment charges of $183.8 million ($113.1 million after tax) for definite-lived identifiable intangible assets and fixed assets in the Home and Hardware segment. For additional information, refer to Management’s Discussion and Analysis on the Home and Hardware segment in this Form 10-K. In addition, we recorded in restructuring expense pre-tax non-cash impairments of identifiable definite-lived intangible assets of $7.5 million, as well as property, plant and equipment of $22.7 million.

In 2007, we recorded in restructuring expense non-cash impairments of identifiable definite-lived intangible assets of $12.6 million, as well as property, plant and equipment of $37.0 million.

Goodwill and Indefinite-lived Intangible Assets

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

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment, particularly related to our Home and Hardware business; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

Pension and Postretirement Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by U.S. generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions used to determine our pension liabilities and assets as well as pension expense on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the interest rates is from the top half of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The discount rate as of December 31, 2008 and 2007 was 6.5% and 6.4%, respectively.

We use a market-related value method of plan assets to calculate pension costs, recognizing each year’s asset gains or losses over a five-year period. Compensation increases reflect expected future compensation trends. As required by U.S. generally accepted accounting principles, the effects of deviations from assumptions are generally accumulated and, if over a specified corridor, amortized over the average remaining service period of the employees. The weighted average remaining service period for the pension plans at December 31, 2008 was approximately 10.8 years. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The total net actuarial losses for all pension and postretirement benefit plans were $447 million at December 31, 2008, an increase of $270 million from December 31, 2007, primarily as a result of actuarial losses during 2008 ($280 million primarily due to a decline in the fair value of pension assets), partly offset by amortization of loss recognition in pension expense ($8 million). We believe that the assumptions utilized in recording our obligations under the Company’s plans are reasonable based on our experience and advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2008, for postretirement medical, our assumption was an assumed rate of increase of 6.75% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year, and, for postretirement prescription drugs, an assumed rate of increase of 9.75% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year. Our assumption as of December 31, 2007 for postretirement medical was an assumed rate of increase of 7.5% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year, and, for postretirement prescription drugs, an assumed rate of increase of 10.5% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year.

Pension expenses were $32.5 million, $41.8 million and $43.3 million, respectively, in the years ended December 31, 2008, 2007 and 2006. Postretirement expenses were $8.8 million, $9.3 million and $16.8 million, respectively, for the years ended December 31, 2008, 2007 and 2006. A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $4.1 million and $0.2 million, respectively, for 2008. A 25 basis point change in the long-term rate of return on plan assets used in accounting for the Company’s pension plans would have a $2.3 million impact on pension expense.

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

We record liabilities for uncertain income tax positions in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” On January 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2008, the Company has liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $248.4 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $5 to $100 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business’s products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “net sales” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, general customer program generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals, when circumstances indicate (typically as a result of a change in volume expectations).

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

Pending Litigation

See Note 25, “Pending Litigation,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Environmental Matters

We are involved in numerous remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. As of February 1, 2009, several of our subsidiaries had been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws in 50 instances. Of these instances, 31 have been dismissed, settled or otherwise resolved. In calendar year 2008, we were identified as a PRP in two new instances, and three PRP claims were dismissed, settled or otherwise resolved. The average settlement was approximately $56,539. In January 2009, an additional PRP claim was resolved for $1,667. In most instances where we are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2008 and 2007, we had accruals of $29.1 million and $32.1 million, respectively, to cover environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

A hypothetical 100 basis point change in interest rates affecting the Company’s variable rate borrowings would impact pre-tax interest expense by $8.5 million.

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

The following table summarizes our estimated loss under the VAR model as of December 31, 2008 and 2007, respectively. The increase in the VAR results from more foreign exchanges contracts and greater volatility in the foreign exchange markets.

(In millions)	Estimated Amount of Loss	Period	Confidence Level
2008 foreign exchange	$7.2	1 day	95%
2007 foreign exchange	$1.6	1 day	95%

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

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2008	2007	2006
NET SALES	$7,608.9	$8,563.1	$8,521.0
Cost of products sold	4,044.8	4,564.6	4,476.8
Excise taxes on spirits	503.8	510.9	505.6
Advertising, selling, general and administrative expenses	1,997.8	2,035.8	2,026.6
Amortization of intangible assets	49.6	47.6	42.9
Restructuring charges	81.8	73.5	21.2
Asset impairment charges	785.5	—	—
Gain on the sale of The Dalmore Scotch Whisky assets	—	(45.6)	—
OPERATING INCOME	145.6	1,376.3	1,447.9
Interest expense	237.1	293.6	308.8
Other income, net	(279.9)	(37.5)	(40.2)
Income from continuing operations before income taxes and minority interests	188.4	1,120.2	1,179.3
Income taxes	95.6	346.3	299.3
Minority interest (income) expense	(65.8)	24.4	67.9
Income from continuing operations	$158.6	$749.5	$812.1
Income from discontinued operations, net of tax	152.5	13.1	18.0
NET INCOME	$311.1	$762.6	$830.1
EARNINGS PER COMMON SHARE
Basic
Continuing operations	$1.04	$4.89	$5.44
Discontinued operations	1.01	0.09	0.12
Net earnings	$2.05	$4.98	$5.56
Diluted
Continuing operations	$1.03	$4.79	$5.31
Discontinued operations	0.99	0.08	0.11
Net earnings	$2.02	$4.87	$5.42
DIVIDENDS PAID PER COMMON SHARE	$1.72	$1.62	$1.50
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	151.7	153.1	149.1
Diluted	153.7	156.5	153.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$163.3	$203.7
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns	856.4	924.4
Accounts receivable from related parties	62.1	177.5
Inventories
Maturing spirits	1,128.1	1,152.8
Other raw materials, supplies and work in process	366.7	424.4
Finished products	480.6	470.4
Total inventories	1,975.4	2,047.6
Other current assets	410.9	427.7
TOTAL CURRENT ASSETS	3,468.1	3,780.9
Property, plant and equipment
Land and improvements	170.4	176.8
Buildings and improvements to leaseholds	812.3	834.4
Machinery and equipment	1,964.6	2,008.8
Construction in progress	76.6	84.0
	3,023.9	3,104.0
Less accumulated depreciation	1,470.0	1,405.8
Property, plant and equipment, net	1,553.9	1,698.2

Goodwill resulting from business acquisitions	3,571.8	4,196.5
Other intangible assets, net of accumulated amortization	3,211.4	3,866.7
Investments in unconsolidated subsidiaries	55.1	110.0
Other assets	231.6	304.6
TOTAL ASSETS	$12,091.9	$13,956.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$31.6	$32.5
Commercial paper	—	198.5
Current portion of long-term debt	5.0	200.0
Accounts payable to vendors	350.6	420.3
Accounts payable to related parties	37.1	48.6
Other current liabilities	765.8	1,194.0
TOTAL CURRENT LIABILITIES	1,190.1	2,093.9
Long-term debt	4,688.6	3,942.7
Deferred income	—	65.2
Deferred income taxes	700.0	951.3
Accrued pension and postretirement benefits	442.2	301.6
Other non-current liabilities	371.4	358.2
TOTAL LIABILITIES	7,392.3	7,712.9
Minority interest in consolidated subsidiaries	13.6	558.5

Stockholders’ equity
$2.67 Convertible Preferred stock	5.5	5.7
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	716.4	684.3
Accumulated other comprehensive income (loss)	(478.4)	349.1
Retained earnings	7,046.2	6,999.3
Treasury stock, at cost	(3,337.7)	(3,086.9)
TOTAL STOCKHOLDERS’ EQUITY	4,686.0	5,685.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,091.9	$13,956.9

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$311.1	$762.6	$830.1
Non-cash pre-tax (income)/expense:
Depreciation	213.2	232.3	211.2
Amortization	52.3	48.1	43.5
Stock-based compensation	25.7	27.9	37.0
Restructuring charges	21.8	49.6	15.0
Deferred taxes	(66.3)	(140.2)	(9.9)
Deferred income	(92.3)	(27.0)	(27.0)
Gain on sale of discontinued operations	(129.6)	(63.2)	—
Gain on sale of The Dalmore Scotch Whiskey assets	—	(45.6)	—
Asset impairment charges	785.5	—	—
Maxxium investment impairment charges	50.5	—	—
Minority interest (income) expense	(87.9)	—	47.8
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease in accounts receivable	124.3	36.1	183.6
Increase in inventories	(58.1)	(4.7)	(214.1)
Decrease in accounts payable	(62.4)	(6.2)	(197.7)
Depreciation (Decrease) increase in accrued taxes	(117.1)	189.2	(132.6)
(Decrease) increase in accrued expenses and other liabilities	(201.2)	(91.7)	220.0
Other operating activities, net	48.1	(1.9)	(24.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	817.6	965.3	982.7
INVESTING ACTIVITIES
Capital expenditures	(176.3)	(267.1)	(266.0)
Proceeds from the disposition of assets	19.2	69.3	84.6
Proceeds (settlement) from the sale of U.S. Wine business	(1.9)	948.3	—
Acquisitions, net of cash acquired	(105.4)	(6.3)	(580.9)
Short-term loan to Maxxium joint venture	(9.8)	—	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(274.2)	744.2	(762.3)
FINANCING ACTIVITIES
Decrease in short-term debt and commercial paper, net	(197.0)	(1,559.1)	(2,938.7)
Issuance of long-term debt	790.0	1.0	2,939.9
Repayment of long-term debt	(205.8)	(4.7)	(148.9)
Dividends to stockholders	(261.2)	(248.6)	(224.0)
Cash purchases of common stock for treasury	(278.6)	—	(0.9)
Proceeds received from exercise of stock options	21.5	80.8	62.1
Tax benefit on exercise of stock options	3.2	22.8	10.8
(Redemption) proceeds related to subsidiary preferred stock	(455.0)	—	153.0
Other financing activities, net	27.1	(5.2)	1.2
NET CASH USED BY FINANCING ACTIVITIES	(555.8)	(1,713.0)	(145.5)
Effect of foreign exchange rate changes on cash	(28.0)	24.5	14.2
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(40.4)	$21.0	$89.1
Cash and cash equivalents at beginning of year	$203.7	$182.7	$93.6
Cash and cash equivalents at end of year	163.3	203.7	182.7
Cash paid during the year for (including discontinued operations)
Interest	$234.9	$307.4	$243.8
Income taxes	147.6	313.3	353.7

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity	Fortune Brands, Inc. and Subsidiaries

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Total
Balance at December 31, 2005	$6.6	$717.4	$182.8	$(22.2)	$5,890.2	$(3,129.2)	$3,645.6
Comprehensive income
Net income	—	—	—	—	830.1	—	830.1
Translation adjustments, net of effect of hedging activities (net of tax of $1.4 million)	—	—	—	153.3	—	—	153.3
Minimum pension liability adjustments (net of tax of $16.1 million)	—	—	—	26.7	—	—	26.7
Total comprehensive income	—	—	—	180.0	830.1	—	1,010.1
Dividends ($1.50 per Common share and $2.67 per Preferred share)	—	—	—	—	(224.0)	—	(224.0)
Stock issued for SBR acquisition	—	16.6	372.8	—	—	(91.5)	297.9
Stock-based compensation	—	—	45.0	—	—	56.0	101.0
Tax benefit on exercise of stock options	—	—	17.3	—	—	—	17.3
Conversion of preferred stock	(0.3)	—	(2.2)	—	—	2.5	—
Adjustment to initially apply FASB Statement no. 158, net of tax	—	—	—	(119.9)	—	—	(119.9)
Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	$(3,162.2)	$4,728.0
Comprehensive income
Net income	—	—	—	—	762.6	—	762.6
Translation adjustments, net of effect of hedging activities (net of tax of $59.7 million)	—	—	—	258.1	—	—	258.1
Pension and postretirement benefit adjustments (net of tax of $15.8 million)	—	—	—	53.1	—	—	53.1
Total comprehensive income	—	—	—	311.2	762.6	—	1,073.8
Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(3.6)	—	(3.6)
Dividends ($1.62 per Common share and $2.67 per Preferred share)	—	—	—	—	(248.6)	—	(248.6)
Stock-based compensation	—	—	46.5	—	(7.4)	70.8	109.9
Tax benefit on exercise of stock options	—	—	26.0	—	—	—	26.0
Conversion of preferred stock	(0.6)	—	(3.9)	—	—	4.5	—
Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	$(3,086.9)	$5,685.5
Comprehensive income
Net income	—	—	—	—	311.1	—	311.1
Translation adjustments, net of effect of hedging activities (net of tax benefit of $27.5 million)	—	—	—	(659.7)	—	—	(659.7)
Pension and postretirement benefit adjustments (net of tax benefit of $105.0 million)	—	—	—	(167.8)	—	—	(167.8)
Total comprehensive income (loss)	—	—	—	(827.5)	311.1	—	(516.4)
Dividends ($1.72 per Common share and $2.67 per Preferred share)	—	—	—	—	(261.2)	—	(261.2)
Treasury stock purchases	—	—	—	—	—	(278.6)	(278.6)
Stock-based compensation	—	—	30.3	—	(3.0)	25.6	52.9
Tax benefit on exercise of stock options	—	—	3.8	—	—	—	3.8
Conversion of preferred stock	(0.2)	—	(2.0)	—	—	2.2	—
Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$4,686.0

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the 2007 sale of the U.S. Wine business were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2008, 2007 and 2006. The cash flows from discontinued operations for the years ending December 31, 2008, 2007 and 2006 were not separately classified on the accompanying consolidated statements of cash flows.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $57.5 million and $53.8 million as of December 31, 2008 and 2007, respectively.

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

In our Home and Hardware segment, we use the last-in, first-out (LIFO) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2008 and 2007 were $165.8 million (with a current cost of $184.3 million) of the total inventories of $1,975.4 million and $166.2 million (with a current cost of $187.9 million) of the total inventories of $2,047.6 million, respectively.

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

Long-lived Assets    In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value using a quoted market price, or if unavailable, using discounted expected future cash flows.

Goodwill and Indefinite-lived Intangible Assets    In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or under certain circumstances, a component of an operating segment that constitutes a business for which discrete financial information is available that segment management regularly reviews. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangible assets) and related goodwill, we perform an impairment test to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

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

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment, particularly related to our Home and Hardware companies; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

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

Pension and Postretirement Benefit Plans    We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by U.S. generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets to calculated pension costs, recognizing each year’s asset gains or losses over a five-year period. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As required by U.S. generally accepted accounting principles, the effects of deviations from assumptions are generally accumulated and, if over a specified corridor, amortized over the remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 13, “Pension and Other Retiree Benefits,” are reasonable based on experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. We will continue to monitor these assumptions as market conditions warrant.

Environmental    The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2008 and 2007, environmental accruals amounted to $29.1 million and $32.1 million, respectively, and are included in non-current liabilities on the balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

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

We record liabilities for uncertain income tax positions in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” On January 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2008, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $248.4 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $5 to $100 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

1.    Significant Accounting Policies (Continued)

reductions to revenue for customer programs and incentives, including price discounts, volume- based incentives, promotions and advertising allowances, and cooperative advertising. Sales returns are based on historical returns, current trends and forecasts of product demand.

Cost of Products Sold    Cost of products sold includes all costs to make products saleable, such as inbound freight, purchasing and receiving costs, inspection costs, and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

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

Advertising, Selling, General and Administrative Expenses    Advertising, selling, general and administrative expenses include advertising; marketing; selling, including commissions; research and development; shipping and handling, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in advertising, selling, general and administrative expenses were $222.8 million, $224.7 million and $257.3 million for 2008, 2007 and 2006, respectively.

Advertising costs, which amounted to $705.5 million, $700.1 million and $703.9 million for 2008, 2007 and 2006, respectively, are principally expensed as incurred. Advertising costs include media costs, point of sale materials, and product endorsements. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $51.2 million, $57.0 million and $53.9 million for 2008, 2007 and 2006, respectively. Advertising costs recorded in advertising, selling, general and administrative expenses were $654.3 million, $643.1 million and $650.0 million for 2008, 2007 and 2006, respectively.

Research and Development    Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $71.2 million, $80.7 million and $72.7 million in 2008, 2007 and 2006, respectively, are expensed as incurred.

Stock-based Compensation    We recognize share-based compensation expense, measured as the fair value of an award on the date of grant, in the financial statements over the period that an

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

employee provides service in exchange for the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of the “Accumulated other comprehensive income (loss)” caption in stockholders’ equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into functional currency with resulting transaction gains or losses recorded in other income, net.

Derivative Financial Instruments    In accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment Financial Accounting Standards Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2008, $3.9 million in deferred currency gains were reclassified into earnings. During the year ended December 31, 2007, $15.4 million in deferred currency losses were reclassified into earning. Based on foreign exchange rates as of December 31, 2008, we estimate that $34.5 million of net currency derivative gains included in OCI as of December 31, 2008 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Fair Value Measurement

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2 (FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar 2009 for Fortune Brands). We have elected to defer the adoption of nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on our results of operations, cash flows or financial position.

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

1.    Significant Accounting Policies (Continued)

hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (calendar 2009 for Fortune Brands). FAS 161 will require additional disclosures on derivative instruments and hedging activities.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. The adoption of FAS 141R may result in increased volatility in the results of our operations to the extent that uncertain tax positions related to prior acquisitions are resolved more or less favorably than originally estimated.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. As of December 31, 2008, the carrying value of minority interests/noncontrolling interests that would be reclassified to equity upon adoption of FAS 160 was $13.6 million. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar 2009 for Fortune Brands). This statement applies prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented. FAS 160 will have an impact on the presentation of noncontrolling interests on the Fortune Brands’ statements of income, financial position and stockholders’ equity.

Disclosures about Postretirement Benefit Plans

In December 2008, FASB issued Financial Statement of Position No. FAS 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” providing guidance on an employer’s disclosures

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

about plans assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (calendar year-end 2009 for Fortune Brands). FSP FAS 132(R)-1 will require additional disclosure on plan assets.

2.    Asset Impairment Charges

In 2008, we recorded impairment charges of $785.5 million, comprised of $324.3 million in the second quarter, as well as $461.2 million in the fourth quarter. Asset impairment charges for the twelve months ended December 31, 2008 were as follows:

(In millions)	Goodwill	Indefinite-lived Tradenames	Amortizable Intangible Assets	Property and Plants	Total
Spirits	$—	$27.2	$—	$—	$27.2
Home and Hardware	451.3	123.2	162.2	21.6	758.3
Total	$451.3	$150.4	$162.2	$21.6	$785.5

Goodwill impairment charges in Home and Hardware predominantly related to the Therma-Tru entry door ($399.5 million) and Simonton ($48.8 million) reporting units, our two more recent acquisitions.

In the second quarter of 2008, primarily due to the impact of a worse than anticipated decline in the U.S. home products market on financial results, the Company concluded it was necessary, in accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” to conduct an interim goodwill impairment test. As a result of this test, the Company recorded goodwill impairment charges totaling $288.9 million.

In the fourth quarter, the Company conducted its regular annual goodwill impairment test as of December 31, 2008, and recorded additional goodwill impairment charges totaling $162.4 million, The fourth quarter charges were primarily the result of the expectation for a slower than expected recovery in the U.S. home products market, the current effect of the recession on the market, and our forecasts of the sales, operating income and cash flows of each reporting unit in the Home and Hardware business that were finalized through the course of our annual planning process.

We forecast the U.S. home products market in two segments: the new home construction segment and the repair/remodel segment. The impairments at Therma-Tru and Simonton occurred because these reporting units are most significantly impacted by new home construction and are the most recently acquired (and therefore have newer historical carrying values). In the Home & Hardware segment, our reporting units are components one level below the Home and Hardware operating segment that generally correspond to our major product lines and related brands. For each reporting unit, the goodwill impairment charges were measured as the excess of the carrying value of the goodwill over its implied fair value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of FAS 142. Consistent with historical practice, the Company estimates the fair value of a reporting unit based on a projection of future cash flows discounted at a market-participant-derived weighted average cost of capital. The significant estimates and assumptions we use in estimating future cash flows of our Home and Hardware reporting units are based upon our view of longer-term broad market trends and company-specific point-in-time factors. To evaluate broad market trends, we review data that includes external long-term forecasts of the U.S. home products

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.    Asset Impairment Charges (Continued)

markets (both the new construction and repair & remodel portions of the market). We combine this trend data with point-in-time estimates of current realities, including current economic conditions in the U.S., availability of credit, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment. In addition, our estimates of fair value are impacted by our estimates of the market-participant-derived weighted average cost of capital. The changes to fair value in our reporting units that triggered impairment charges were primarily attributable to changes in our assumptions with regard to the decline of U.S. home products market in 2008 and the timing of its recovery over the next three to five years, and its impact on future revenues, operating margins and cash flows. We changed our market assumptions based on the deterioration in actual market conditions we experienced throughout 2008, which negatively impacted our performance versus our original 2008 plan. Given the current economic conditions in the U.S., our assumptions with regard to both the U.S. home products market and reporting unit specific factors noted may change in the near term. Our estimate of discounted future cash flows decreased significantly from year-end 2007 primarily due to a reduction of current year forecasted revenues and cash flows compared to our original plan (which resulted in projecting future revenue and cash flow growth off of a significantly lower base) and the shifting of cash flow growth beyond 2008 into later years. As of December 31, 2008, our cash flow projections assumed declining revenue and cash flows in 2009 and that significant recovery would not occur until after 2010. In addition, the fair value declined due to an increase in our weighted average cost of capital.

The Home and Hardware indefinite-lived tradename impairment charges related to the Therma-Tru entry door and Simonton windows tradenames. We review indefinite-lived intangible assets for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure impairment using the relief-from-royalty approach which is based on the royalty income that could be hypothetically earned by licensing the brand name to a third party. As a result of the downward revision in the sales forecasts used for the goodwill impairment testing, the related tradename valuations were tested in both the second and fourth quarter, resulting in impairment charges of both tradenames totaling $31.2 million and $92.0 million in the second and fourth quarters of 2008, respectively. The indefinite-lived tradename impairment charges of $27.2 million in the Spirits business related to write-down of certain non-U.S. regional Spirits tradenames due to local market factors.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that an impairment loss be recognized on held and used long-lived assets if the carrying amount is not recoverable and exceeds its fair value. Due to the decline in projected cash flows of our Therma-Tru and Simonton reporting units discussed above, we concluded it was necessary to test their depreciating and amortizable assets for impairment. As a result, we recorded asset impairment charges of $162.2 million for definite-lived intangible assets (developed technology and customer relationships) and $21.6 million for land and building. As is required by FAS 142, these impairments were quantified and determined prior to performing our goodwill impairment tests. To determine the fair values of definite-lived intangible assets, we applied an income approach using an excess earnings methodology which entails an estimation of the discounted after tax income expected to be derived from the intangible assets (after deductions for contributory assets). This valuation method was consistent with the method used to value these assets at the dates of original acquisition. The underlying cash flow assumptions used to test recoverability of these assets and measure impairment were consistent with the cash flow projections used to evaluate our goodwill and indefinite-lived intangible assets for impairment.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

3.    Goodwill and Other Identifiable Intangible Assets

We had net goodwill of $3,571.8 million as of December 31, 2008. The decrease in goodwill of $624.7 million during the twelve months ended December 31, 2008 was due to goodwill impairment charges of $451.3 million in the Home and Hardware business (refer to Note 2, “Asset Impairments,” for additional information) and foreign currency translation adjustments ($194.8 million), partly offset by the impact of the acquisition of Cruzan rum and acquisition-related adjustments. The decrease in goodwill during the twelve months ended December 31, 2007 of $69.9 million from $4,266.4 million as of December 31, 2006 was primarily due to acquisition-related adjustments related to the 2005 purchase of spirits and wine brands as well as certain distribution assets (the 2005 Spirits Acquisition), principally related to income taxes, partly offset by foreign currency translation adjustments and the finalization in 2007 of purchase accounting adjustments for the acquisition of SBR, Inc. (Simonton). Refer to Note 5, “Acquisitions and Disposals” regarding the acquisitions of Cruzan rum and Simonton.

The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Balance at December 31, 2006	Acquisitions and Translation Adjustments	Balance at December 31, 2007	Acquisitions	Translation Adjustments	Impairment Charges	Balance at December 31, 2008
Spirits	$2,336.9	$(72.3)	$2,264.6	$26.8	$(193.2)	$—	$2,098.2
Home and Hardware	1,917.7	2.4	1,920.1	(5.4)	(1.6)	(451.3)	1,461.8
Golf	11.8	—	11.8	—	—	—	11.8
Total goodwill, net	$4,266.4	$(69.9)	$4,196.5	$21.4	$(194.8)	$(451.3)	$3,571.8

We also had indefinite-lived intangible assets, principally tradenames, of $2,682.4 million as of December 31, 2008 compared to $3,136.1 million as of December 31, 2007. The decrease of $453.7 million was due to write-downs ($150.4 million) and changes in foreign currency rates ($303.3 million).

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $854.2 million and $325.2 million, respectively, as of December 31, 2008, compared to $1,011.6 million and $281.0 million, respectively, as of December 31, 2007. The gross carrying value decrease of $157.4 million was due to impairment charges ($162.2 million) and changes in foreign currency rates ($26.2 million), partially offset by the acquisition of the Cruzan rum tradename ($31.0 million).

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

3.    Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2008 and 2007 were as follows:

	As of December 31, 2008				As of December 31, 2007

(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$2,754.4	$(72.0	)(a)	$2,682.4	$3,208.1	$(72.0	)(a)	$3,136.1
Amortizable intangible assets
Tradenames	505.5	(161.2)		344.3	485.6	(148.4)		337.2
Customer and contractual relationships	262.9	(123.1)		139.8	399.1	(103.6)		295.5
Patents/proprietary technology	40.5	(29.0)		11.5	81.6	(22.8)		58.8
Licenses and other	45.3	(11.9)		33.4	45.3	(6.2)		39.1
Total	854.2	(325.2)		529.0	1,011.6	(281.0)		730.6
Total identifiable intangibles	$3,608.6	$(397.2)		$3,211.4	$4,219.7	$(353.0)		$3,866.7

(a)	Accumulated amortization prior to the adoption of FAS 142.

Intangible amortization was $49.6 million, $47.6 million and $42.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in amortization for the twelve months ended December 31, 2008 compared to December 31, 2007 was primarily due to the impact of the change in foreign currency rates. The increase in amortization for the twelve months ended December 31, 2007 compared to December 31, 2006 was primarily due to amortization associated with the Simonton acquisition ($4.6 million). The Company expects to record intangible amortization of $35 million in 2009, trending down to $27 million by 2013. The decrease from 2008 to 2009 is due to absence of amortization resulting from the write-down of certain amortizable intangible assets in 2008. Refer to Note 2, “Asset Impairments.”

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

4.    Discontinued Operations

In the third quarter of 2007, we sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery. In December 2007, we sold the remaining U.S. wine assets to Constellation Brands, Inc. (Constellation Brands) for $887.0 million. The sale to Constellation Brands resulted in an after tax gain of $5.2 million in 2007.

The statements of income for the twelve months ended December 31, 2008, 2007 and 2006 were adjusted to reflect our U.S. Wine business as a discontinued operation. Interest expense associated with the outstanding debt of Fortune Brands was allocated to discontinued operations assuming the

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

4.    Discontinued Operations (Continued)

discontinued operations had a debt to equity ratio consistent with the debt to equity ratio of Fortune Brands in accordance with the provisions of EITF 87-24, “Allocation of Interest to Discontinued Operations.”

The following table summarizes the results of the discontinued operations for the years ended December 31, 2008, 2007, and 2006.

	For the Year ended December 31,

(In millions)	2008	2007	2006
Net sales	$—	$239.2	$248.0
Income from discontinued operations before income taxes	$4.0	$84.7	$29.8
Income tax (benefit) expense	(148.5)	71.6	11.8
Income from discontinued operations, net of income taxes(a)	$152.5	$13.1	$18.0

(a)	Income from discontinued operations in 2007 includes an after tax gain on the sale of the U.S. Wine assets to Constellation Brands of $5.2 million.

In 2008, we recorded net income of $152.5 million in discontinued operations. This included pre-tax income of $4.0 million (after tax $2.5 million) from the settlement of outstanding working capital claims related to the sale of the U.S. Wine business. We also recorded a $43.1 million tax benefit related to finalization of the tax accounting for the sale of the U.S. Wine business and tax credits associated with the conclusion of our 2004-2005 federal income tax audit that pertained to other discontinued operations. In addition, the Congressional Joint Committee on Taxation completed its review of a tax refund associated with a capital loss carryforward item that was favorably resolved in an IRS administrative proceeding relating to our 2001-2002 federal tax returns. As a result, the final settlement of the audit of our 2001-2002 federal tax returns removed uncertainty relating to the utilization of a capital loss carryforward, and we recorded a $98.0 million tax benefit ($98.7 million of unrecognized tax benefits less interest of $0.7 million) related to a capital loss carryforward position associated with the sale of the U.S. Wine business. The effective income tax rate in 2007 was impacted by taxes associated with the gain on the sale of the U.S. Wine business.

5.    Acquisitions and Disposals

Acquisition of Cruzan Rum

On September 30, 2008, we acquired the premium Cruzan rum business from Pernod Ricard S.A. (Pernod Ricard) for $103.2 million in cash. The final purchase price allocation will be completed after asset and liability valuations are finalized. Final adjustments will affect the fair value assigned to the assets, including intangible assets, and assumed liabilities. The acquisition was not material for the purposes of supplemental disclosure in accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations.”

Acquisition of Simonton

On June 7, 2006, we completed the acquisition of SBR, Inc. (Simonton), a privately held company consisting of brands including Simonton Windows, a leading vinyl-framed window brand in North

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

5.    Acquisitions and Disposals (Continued)

America. The purchase price was approximately $599.8 million, net of cash acquired and including assumed debt. The consideration paid included stock (based on the price of Fortune Brands’ common stock at closing) and cash. The stock component was 50% of the total purchase price. We assumed $85.9 million of Simonton’s debt, of which $55.4 million was paid off at closing. Simonton has been included in our consolidated results from the date of acquisition. The acquisition was not material for the purposes of supplemental disclosure in accordance with FAS 141.

Sale of U.S. Wine Business

Refer to Note 4, “Discontinued Operations” for information on the disposition of the U.S. Wine business.

Disposal of The Dalmore Scotch Whisky U.S. Distribution Rights

In December 2007, we sold the U.S. distribution rights and related assets to The Dalmore Scotch Whisky for $58 million. The sale resulted in a pre-tax gain of $45.6 million ($28.5 million after tax gain).

Disposal of Cockburn’s Port Wine Assets

In 2006, we sold the Cockburn’s port wine production assets but retained the ownership of the brand. The cash proceeds from the sale were $66.4 million. No gain or loss was recorded as the proceeds were equal to the book value of the assets.

6.    Minority Interest Held by V&S Group

V&S owned a 10% interest in our Spirits business (BGSW). As a result of the sale of V&S to Pernod Ricard in April 2008, we exercised our call option to repurchase the minority interest, and in July 2008, we repurchased the minority interest for the carrying value of $455.0 million.

We accounted for the redemption feature of the convertible redeemable preferred stock in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and measured this minority interest at fair value with changes in fair value reflected in income from continuing operations. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period prior to June 30, 2008, we estimated fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The fair value at June 30, 2008 of $455.0 million was based upon the final settlement amount determined in connection with the repurchase of the minority interest. The valuation reflected the features of the preferred stock, which could not be sold to a third party and had unique shareholder rights as a preferred security. As a result, in the three months ended June 30, 2008, we recorded an $87.9 million decrease in the fair value of the minority interest as minority interest income. No adjustments to fair value were recorded in the twelve months ended December 31, 2007.

For the twelve month periods ended December 31, 2008, 2007 and 2006, BGSW declared preferred dividends of $9.8 million, $17.4 million and $14.3 million, respectively, to V&S that were recorded as minority interest expense.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

7.    Related Party Transactions

Future Brands LLC    In May 2001, the Spirits business completed transactions with V&S creating a joint venture named Future Brands LLC (Future Brands) to distribute, over an initial ten-year period, both companies’ spirits brands in the United States and provide related selling and invoicing services. BGSW accounted for this joint venture using the equity method of accounting. V&S paid $270 million to gain access to our Spirits business’s U.S. distribution network and to acquire an equity interest in Future Brands. We accounted for the $270 million gain on the sale of our equity interest in Future Brands as deferred income and the resulting tax on sale as a deferred income tax asset due to certain continuing obligations of Jim Beam Brands Co. (JBBCo.), including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, we began amortizing these amounts to Other income, net, and income taxes on a straight-line basis over the initial term of the agreement. The 10-year amortization period was based on the 10-year term of the management agreement for Future Brands. Future Brands received a commission from the partners for services provided. The Spirits business recorded revenue at the time of shipment to Future Brands’ customers.

On September 30, 2008, we closed on a transaction that resulted in the early termination, as of September 30, 2008, of the U.S. distribution agreement between BGSW and the U.S. business of V&S acquired by Pernod Ricard. The distribution joint venture, Future Brands, had been scheduled to remain in place through February of 2012. Under the agreement, Pernod Ricard paid Fortune Brands $230.0 million in cash in exchange for early termination of the distribution agreement, which was recorded in Other income, net, in the statement of income. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the 49% interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and the consolidation did not have a material impact on the financial statements.

As a result of early termination of the U.S. distribution agreement, we recorded in Other income, net, a pre-tax gain of $233.7 million and recognized the balance of unamortized deferred income of $72.0 million resulting from the initial V&S payment in 2001 (total of $305.7 million pre-tax and $190.9 million after tax). The deferred gain was recognized as income because our obligations to our joint venture partner, V&S, to financially and operationally support the joint venture ceased when we redeemed V&S’s shares in Future Brands.

As the Future Brands joint venture was a cost sharing initiative and was considered integral to our operations, we classified the equity earnings in advertising, selling, general and administrative expense. The Spirits business’s balances related to Future Brands for the year ended December 31, 2007 included the following:

(In millions)	2007
Accounts receivable (invoicing by Future Brands on behalf of JBBCo.)	$109.1
Investment	13.1
Accounts payable (commissions) and accrued liabilities	18.2
Deferred income	92.3

Maxxium Worldwide B.V.    BGSW is a partner in an international sales and distribution joint venture named Maxxium Worldwide B.V. (Maxxium) that is accounted for using the equity method. BGSW has a 25% interest in Maxxium. The other equal partners in Maxxium are Rémy Cointreau S.A. (Rémy), The Edrington Group Ltd. (TEG) and V&S. In November 2006, Rémy gave notice to Maxxium

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

7.    Related Party Transactions (Continued)

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

In September 2008, BGSW and TEG established an international distribution alliance that will be a combination of jointly-owned and company-owned sales forces in 24 Maxxium markets beginning April 1, 2009. This alliance will simplify our distribution giving us greater control over our distribution. The alliance provides that BGSW and TEG will have equal joint ownership of sales and distribution companies in certain markets and that BGSW-controlled or TEG-controlled distribution companies will distribute both companies’ products in certain other markets, while select Maxxium units will be sold to third parties. BGSW and TEG will work together to facilitate an orderly transition or winding down of Maxxium operations.

The Spirits business records sales in Maxxium markets at the time spirits are sold to third parties rather than at the time of shipment to Maxxium. As a result of forming the Maxxium joint venture, we have guaranteed certain credit facilities and bank loans entered into by Maxxium up to an amount totaling $89 million, of which $84 million was outstanding as of December 31, 2008. At December 31, 2007, the guarantees totaled $91 million, of which $77 million was outstanding. BGSW has executed a Shareholder Loan Facility (Loan Facility) with Maxxium amounting to $21.0 million. There was $9.8 million outstanding under the Loan Facility as of December 31, 2008 and no amounts outstanding as of December 31, 2007. Maxxium’s credit facilities guaranteed by the joint venture partners were renegotiated with the banks, effective October 1, 2008. Consistent with prior guarantees, we continue to guarantee our proportionate share of Maxxium’s credit facilities. The guarantees now expire March 31, 2009.

In the second quarter of 2008, we recorded a $25.1 million write-down of our investment in the Maxxium joint venture in the statement of income in Other income, net, primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the impending departures of Rémy and V&S. In the third quarter of 2008, as a result of the Settlement Agreement that defined the terms of V&S and Rémy’s exit, we recorded an additional $25.4 million write-down of our investment in Maxxium to reflect an other-than-temporary decline in value. The write-down was determined in accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and was based on the value and intended future use of Maxxium’s remaining net assets after the departure of Rémy and V&S. We evaluated the expected impact of V&S and Rémy’s exit on Maxxium’s financial position and results of operations, and believe that our investment in Maxxium of $54.3 million is recoverable.

The Spirits business’s balances related to Maxxium included the following:

(In millions)	2008	2007
Accounts receivable	$62.1	$68.4
Short-term loan receivable	9.8	—
Inventory	28.8	22.7
Investment	54.3	96.3
Accounts payable (expense reimbursement) and accrued liabilities	37.1	30.4

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

8.    Short-Term Borrowings and Credit Facilities

At December 31, 2008 and 2007, there were $31.6 million and $231.0 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks and/or commercial paper that are used for general corporate purposes, including acquisitions. Included in these amounts as of December 31, 2008 and 2007 were $17.8 million and $13.4 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $46.7 million and $54.5 million, respectively. In addition, at December 31, 2008 and 2007, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $121.7 million, of which $13.8 million was outstanding, and $134.9 million, of which $19.0 million was outstanding, respectively. The weighted-average interest rates on these borrowings were 3.0%, 5.4% and 5.2%, respectively, in 2008, 2007 and 2006.

9.    Long-Term Debt

The components of long-term debt were as follows:

(In millions)	2008	2007
6 1/4% Notes, Due 2008	$—	$200.0
3 1/2% Notes, Due 2009 (€300.0)(a)	419.4	438.0
$2 billion Revolving Credit Agreement, Due 2010	790.0	—
5 1/8% Notes, Due 2011	750.0	750.0
4% Notes, Due 2013 (€500.0)	699.1	729.9
4 7/8% Notes, Due 2013	300.0	300.0
5 3/8% Notes, Due 2016	950.0	950.0
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
5 7/8% Notes, Due 2036	300.0	300.0
Miscellaneous	44.2	33.9
Total debt	4,693.6	4,142.7
Less current portion	5.0	200.0
Total long-term debt	$4,688.6	$3,942.7

(a)	Based on our intent and ability to refinance the 3 1/2 % notes due 2009 on a long-term basis, it was classified as a long-term borrowing on the consolidated balance sheet as of December 31, 2008

We have a $2.0 billion, 5-year committed revolving credit agreement, which matures in October 2010. A total of $790.0 million was outstanding under this credit agreement as of December 31, 2008. The weighted-average interest rate on revolving credit borrowings was 3.0% in 2008. In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011. In January 2009, we drew down on the term loan and used the proceeds to repay the €300 million note due January 30, 2009. The interest rates under the revolving credit and term loan agreements are variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating. Our credit facilities are for general corporate purposes. The revolving credit agreement and term loan have a minimum Consolidated Interest Coverage Ratio requirement of 3.5 to 1.0. The Consolidated Interest Coverage Ratio is defined in the credit facilities as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

9.    Long-Term Debt (Continued)

as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. We are in compliance with all debt covenants as of December 31, 2008. No other debt instruments have required financial ratio covenants.

In our debt agreements, there are normal and customary events of default which would permit the lenders of any debt agreement to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2008.

Estimated payments for maturing debt during the next five years as of December 31, 2008 were as follows: 2009, $424.4 million; 2010, $790.0 million; 2011, $750.0 million; 2012, none and 2013, $999.1 million.

10.    $2.67 Convertible Preferred Stock — Redeemable at Company’s Option

We have 60 million authorized shares of Preferred stock. There were 178,504 and 187,347 shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2008 and 2007, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share together with holders of common stock (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.601 shares of common stock. Authorized but unissued common shares are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Holders converted 8,843 and 17,633 shares during 2008 and 2007, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

The Company paid cash dividends of $2.67 per share in the aggregate amount of $0.5 million, $0.5 million and $0.6 million in each of the years ended December 31, 2008, 2007 and 2006.

11.    Capital Stock

We have 750 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares

	2008	2007	2008	2007
Balance at the beginning of the year	153,913,500	151,909,241	80,964,036	82,968,295
Preferred stock conversion to common stock	58,326	116,291	(58,326)	(116,291)
Stock plan shares issued	666,198	1,895,328	(666,198)	(1,895,328)
Shares surrendered by optionees	(4,194)	(7,360)	4,194	7,360
Common stock repurchases	(4,531,911)	—	4,531,911	—
Balance at the end of the year	150,101,919	153,913,500	84,775,617	80,964,036

The cash dividends paid on the common stock for the years ended December 31, 2008, 2007 and 2006 aggregated $260.7 million, $248.1 million and $223.4 million, respectively.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation

We use stock options, performance awards and restricted stock units (RSUs) to compensate key employees and stock awards to compensate outside directors. We had awards outstanding under three Long-Term Incentive Plans as of December 31, 2008. Grants under the 2007 Long-Term Incentive Plan may be made on or before February 27, 2017 for up to 13 million shares. No new stock-based awards can be made under the 1999 and 2003 Long-Term Incentive Plans, but there are existing awards under those plans that continue to be exercisable.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

	2008	2007	2006
Current expected dividend yield	3.1%	2.1%	2.1%
Expected volatility	21.8%	18.5%	20.5%
Risk-free interest rate	2.9%	4.2%	4.6%
Expected term	4.5 years	4.0 years	3.9 years

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the twelve months ended December 31, 2008, 2007 and 2006 was $8.94, $13.79 and $14.05, respectively. Statement of Financial Accounting Standards No. 123(R) (FAS 123R), “Share Based Payment,” requires that we estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to recognizing forfeitures and the corresponding reduction in expense as they occur. Effective January 1, 2006, we elected to amortize stock option compensation cost on a straight-line basis over the service period.

In the twelve months ended December 31, 2008, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $23.3 million ($16.8 million after tax or $0.11 per basic and per diluted share). In the twelve months ended December 31, 2007, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $29.1 million ($20.3 million after tax or $0.13 per basic and diluted share). In the twelve months ended December 31, 2006, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $33.0 million ($24.7 million after tax or $0.17 per basic share and $0.16 per diluted share). Manufacturing- and fixed asset-related compensation costs that were capitalized were not material.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

The following table summarizes stock options outstanding for the three years ended December 31, 2008, 2007 and 2006, as well as activity during each of the twelve months then ended:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	12,540,048	$55.12
Granted	2,747,960	74.65
Exercised(a)	(1,483,075)	42.45
Forfeited	(284,514)	73.49
Outstanding at December 31, 2006	13,520,419	60.10
Granted	2,227,774	80.95
Exercised(a)	(1,872,744)	43.39
Forfeited	(497,289)	77.56
Outstanding at December 31, 2007	13,378,160	65.26
Granted	3,163,520	58.12
Exercised(a)	(580,160)	37.72
Forfeited	(847,235)	72.42
Outstanding at December 31, 2008(b)	15,114,285	$64.42

(a)

The intrinsic value of stock options exercised in the twelve months ended December 31, 2008, 2007 and 2006 was $11.1 million, $74.5 million and $52.9 million, respectively. The source of shares issued was treasury stock.

(b)	At December 31, 2008, the weighted-average remaining contractual life of options outstanding was 5.0 years and the aggregate intrinsic value of options outstanding was $14.1 million.

Options outstanding and exercisable at December 31, 2008 were as follows:

	Options Outstanding			Options Exercisable(a)
Range Of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$23.35 to $54.75	4,031,384	3.7	$44.90	4,031,384	$44.90
57.01 to 68.89	4,930,364	6.3	62.20	1,991,869	68.87
74.17 to 82.16	6,152,537	4.8	79.00	4,277,821	79.07
	15,114,285	5.0	$64.42	10,301,074	$63.73

(a)	At December 31, 2008, the weighted average remaining contractual life of options exercisable was 4.4 years and the aggregate intrinsic value of options exercisable was $14.1 million.

Options outstanding and exercisable at December 31, 2007 and 2006 were as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
December 31, 2007	13,378,160	5.4	$65.26	9,116,985	$58.91
December 31, 2006	13,520,419	6.0	60.10	8,546,355	50.90

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

A summary of the activity for nonvested stock options for the years ended December 31, 2008 and 2007 and 2006, as well as activity during each of the twelve months then ended, was as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	4,895,268	$15.41
Granted	2,747,960	14.05
Vested	(2,416,791)	14.88
Cancelled	(252,373)	15.66
Nonvested at December 31, 2006	4,974,064	14.91
Granted	2,227,774	13.79
Vested	(2,455,881)	15.17
Cancelled	(371,451)	14.62
Nonvested at December 31, 2007	4,374,506	14.22
Granted	3,163,520	8.94
Vested	(2,075,124)	14.55
Cancelled	(649,691)	12.95
Nonvested December 31, 2008	4,813,211	$10.78

The remaining unrecognized compensation cost related to unvested awards at December 31, 2008 was approximately $37.9 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of options that vested during the twelve months ended December 31, 2008 was $30.2 million.

We use stock awards to compensate outside directors under the 2005 Non-Employee Director Stock Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director’s fees paid in stock. Compensation cost is expensed at the time of an award based on the fair value of a share of Fortune Brands’ stock at the date of the award. In the twelve months ended December 31, 2008, we awarded 13,326 shares of common stock to outside directors with a weighted average fair value on the date of the award of $67.51 (pre-tax compensation cost $0.9 million). In the twelve months ended December 31, 2007, we awarded 11,887 shares of common stock to outside directors with a fair value on the date of the award of $80.54 (pre-tax compensation cost $1.0 million). In the twelve months ended December 31, 2006, we issued 13,150 shares of common stock to outside directors with a fair value on the date of the award of $75.15 (pre-tax compensation cost $1.0 million).

Performance awards are granted to certain officers of the Company and represent the right to receive unrestricted shares of stock based on the achievement of targeted cumulative diluted earnings per share and average consolidated return on invested capital. Compensation cost is amortized into expense over the performance period. The fair value of each performance award is based on the stock price at the date of grant.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

The following table summarizes performance awards outstanding for the three years ended December 31, 2008, 2007 and 2006, as well as activity during each of the twelve months then ended:

Performance Awards
Outstanding at December 31, 2005	600,439
Granted	145,875
Paid	(214,444)
Cancelled	(12,782)
Outstanding at December 31, 2006	519,088
Granted	161,475
Paid	(200,709)
Cancelled	(3,128)
Outstanding at December 31, 2007	476,726
Granted	198,000
Paid	(109,092)
Cancelled	(16,800)
Outstanding at December 31, 2008	548,834
Vested at December 31, 2008	—

A nominal benefit to pre-tax compensation cost for performance awards was recorded in the twelve months ended December 31, 2008 as a result of reductions related to lower expected incentive program payouts. There was no remaining unrecognized pre-tax compensation cost related to unvested awards at December 31, 2008. Cash used to settle performance awards in the twelve months ended December 31, 2008, 2007 and 2006 was $1.1 million, $15.7 million and $15.6 million, respectively. In addition to the payment of cash, we issued 67,035, 8,248 and 8,709 shares of common stock from treasury shares in the twelve months ended December 31, 2008, 2007 and 2006.

RSUs are granted to certain officers of the Company and represent the right to receive unrestricted shares of stock based on service or the achievement of certain performance targets. Compensation cost is amortized into expense over the service period. The fair value of each RSU granted is equal to the share price at the date of grant.

A summary of the Company’s RSU activity during the twelve months ended December 31, 2008 was as follows:

RSUs
Outstanding at December 31, 2007	—
Granted	135,125
Paid	—
Cancelled	(7,950)
Outstanding at December 31, 2008	127,175
Vested at December 31, 2008	—

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

The pre-tax compensation cost for RSUs recorded in the twelve months ended December 31, 2008 was $1.5 million ($0.9 million after tax). The remaining unrecognized pre-tax compensation costs related to RSUs expected to vest totaled $2.6 million at December 31, 2008 and is expected to be amortized over a two-year period.

Shares available for issuance in connection with future awards under the Company’s stock plans at December 31, 2008, 2007 and 2006 were: 7,884,617, 11,021,672 and 3,253,083, respectively. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

13.    Pension and Other Retiree Benefits

We have a number of pension plans, principally in the United States, covering many of the Company’s employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Annual contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied.

The Company provides postretirement health care and life insurance benefits to certain retirees. Many employees and retirees outside the United States are covered by government health care programs.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (FAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which is an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through adjustments to other comprehensive income. The funded status of a benefit plan is the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. Previously unrecognized gains/losses, prior service costs/credits and transition assets/obligations are then recognized in accumulated other comprehensive income, and will continue to be amortized as components of net periodic benefit cost. The adoption of FAS 158 at December 31, 2006 resulted in a decrease to accumulated other comprehensive income of $119.9 million.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits

(In millions)	2008	2007	2008	2007
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Projected benefit obligation at beginning of year	$924.7	$929.4	$148.1	$165.2
Service cost	30.1	34.6	3.0	3.5
Interest cost	58.2	53.5	9.2	9.1
Actuarial loss (gain)	21.0	(62.3)	(0.9)	(20.2)
Participants’ contributions	0.6	0.5	2.3	2.6
Foreign exchange rate changes	(18.5)	7.3	—	—
Benefits paid	(50.2)	(40.5)	(11.8)	(11.5)
Plan curtailments	0.6	—	(2.6)	(1.8)
Plan amendments	4.5	0.9	1.7	1.2
Impact of acquisition, including consolidation of Future Brands	33.8	1.3	1.5	—
Projected benefit obligation at end of year	$1,004.8	$924.7	$150.5	$148.1
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$898.9	$818.6
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$849.1	$781.1	$—	$—
Actual return on plan assets	(181.1)	51.9	—	—
Employer contributions	114.5	48.9	9.6	8.9
Participants’ contributions	0.6	0.5	2.3	2.6
Foreign exchange rate changes	(16.7)	6.7	—	—
Benefits paid	(49.6)	(40.0)	(11.9)	(11.5)
Impact of acquisition, including consolidation of Future Brands	19.4	—	—	—
Fair value of plan assets at end of year	736.2	849.1	—	—
Funded Status (Fair value of plan assets less PBO)	(268.6)	(75.6)	(150.5)	(148.1)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2008	2007	2008	2007
Prepaid pension benefit	$2.7	$28.5	$—	$—
Current benefit payment liability	(12.3)	(0.9)	(12.6)	(10.4)
Accrued benefit liability	(259.0)	(103.2)	(137.9)	(137.7)
Net amount recognized (pre-tax)	$(268.6)	$(75.6)	$(150.5)	$(148.1)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

The amounts in accumulated other comprehensive income on the balance sheet that have not yet been recognized as components of net periodic benefit cost at December 31, 2008 were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss:
Net actuarial loss at December 31, 2006	$237.0	$26.2
Amortization	(14.6)	(1.0)
Current year actuarial gain	(50.9)	(20.3)
Foreign exchange rate changes	0.6	—
Net actuarial loss at December 31, 2007	172.1	4.9
Amortization	(8.3)	(0.3)
Current year actuarial loss (gain)	280.2	(0.8)
Impact of consolidation of Future Brands	(0.1)	0.1
Foreign exchange rate changes	(1.9)	—
Net actuarial loss at December 31, 2008	$442.0	$3.9
Net prior service cost/(credit) at December 31, 2006	$18.5	$(10.4)
Amortization	(2.8)	1.5
Current period service cost	1.2	2.3
Foreign exchange rates	0.1	—
Net prior service cost/(credit) at December 31, 2007	17.0	(6.6)
Amortization	(2.7)	1.1
Current period service cost	4.5	1.7
Prior service cost recognition due to curtailment	(2.1)	(0.1)
Impact of consolidation of Future Brands	1.2	(0.8)
Foreign exchange rates	(0.1)	—
Net prior service cost/(credit) at December 31, 2008	$17.8	$(4.7)
Total at December 31, 2008	$459.8	$(0.8)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost (income) over the next fiscal year are shown below.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$14.7	$0.3
Net prior service cost/(credit)	2.5	(1.0)
Expense (income)	$17.2	$(0.7)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with accumulated benefit obligations in excess of plan assets (underfunded ABO) are shown below.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets (In millions)	2008	2007
Projected benefit obligation	$964.7	$163.2
Accumulated benefit obligation	867.9	139.5
Fair value of plan assets	694.0	91.5

The increase in the projected benefit obligation and accumulated benefit obligation resulted from additional underfunded plans due to the decline in the fair value of investments.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2008	2007	2006	2008	2007	2006
Service cost	$30.1	$34.6	$34.9	$3.0	$3.5	$4.3
Interest cost	58.2	53.5	49.6	9.2	9.1	9.6
Expected return on plan assets	(69.6)	(63.7)	(59.5)	—	—	—
Amortization of net loss	8.3	14.6	15.7	0.3	1.0	4.5
Amortization of prior service cost (credit)	2.7	2.8	2.6	(1.1)	(1.5)	(1.6)
Curtailment loss (gain)	2.8	—	—	(2.6)	(2.8)	—
Net periodic benefit cost	$32.5	$41.8	$43.3	$8.8	$9.3	$16.8

Assumptions	Pension Benefits			Postretirement Benefits

	2008	2007	2006	2008	2007	2006
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	6.5%	6.4%		6.5%	6.5%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	6.4%	5.9%	5.7%	6.5%	6.0%	5.8%
Expected long-term rate of return on plan assets	8.3%	8.3%	8.2%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.1%	—	—	—

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

	Postretirement Benefits

	2008		2007

	Medical	Prescription Drug	Medical	Prescription Drug
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	6.75%	9.75%	7.5%	10.5%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2016	2012	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1.4	$(1.2)
Effect on postretirement benefit obligation	13.4	(12.0)

Plan Assets

Our pension plan weighted-average asset allocations at December 31, 2008 and 2007 were as follows:

	Pension Plan Assets at December 31

Asset Category	2008	2007
Cash	1%	1%
Equity securities	51	57
Fixed income	42	36
Real Estate	3	3
Other	3	3
Total	100%	100%

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

Our expected 8.3% long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants. The expected long-term rates of return are 10% for equities, 6% for fixed income and 8% for other investments.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $29.8 million, $34.1 million and $33.6 million in 2008, 2007 and 2006, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

		Postretirement Benefits

(In millions)	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy
2009	$55.6	$13.4	$0.8
2010	52.0	14.0	0.9
2011	58.0	14.7	0.9
2012	74.3	15.0	1.0
2013	65.1	15.3	1.0
Years 2014-2018	379.7	78.3	4.6

14.    Fair Value Measurements

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

14.    Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows:

(in millions)	Fair Value at Reporting Date Using Significant Other Observable Inputs (Level 2)
Assets
Derivatives	$49.0
Deferred compensation program assets	50.4
Total assets	$99.4
Liabilities
Derivatives	$18.0
Deferred compensation program liabilities	50.4
Total liabilities	$68.4

Derivatives are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies or commodity swaps of forecasted commodity purchases. Deferred compensation programs assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

Below is a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008.

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — Minority Interest in the Spirits Business
Beginning balance	$542.9
Unrealized gains included in earnings	(87.9)
Repurchase of the minority interest	(455.0)
Ending balance	$—

At each reporting period prior to June 30, 2008, we estimated the fair value of the minority interest in the Spirits business based on a combination of market-based earnings multiples and discounted cash flow techniques. In the second quarter of 2008, based upon the final settlement amount determined in connection with the repurchase of the minority interest, we recorded an $87.9 million decrease in the fair value of the minority interest in the Spirits business as minority interest income. In July 2008, we repurchased the minority interest in BGSW from V&S for the carrying value of $455.0 million. For additional information on the accounting for the minority interest in the Spirits business, refer to Note 6, “Minority Interest Held by V&S Group.”

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15.    Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2008 were as follows:

(In millions)
2009	$57.8
2010	45.4
2011	35.1
2012	26.3
2013	22.4
Remainder	18.0
Total minimum rental payments	205.0
Less minimum rentals to be received under non-cancelable subleases	5.7
$199.3

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $67.9 million, $64.8 million and $61.0 million in 2008, 2007 and 2006, respectively.

16.    Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

(In millions)	2008	2007	2006
Domestic operations	$(121.7)	$687.0	$897.4
Foreign operations	310.1	433.2	281.9
Income from continuing operations before income taxes and minority interests	$188.4	$1,120.2	$1,179.3

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations were as follows:

(In millions)	2008	2007	2006
Income taxes computed at federal statutory income tax rate	$65.9	$392.1	$412.8
Other income taxes, net of federal tax benefit	12.9	16.3	25.3
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(64.4)	(86.2)	(39.6)
Goodwill impairment not deductible for tax purposes	158.0	—	—
Joint venture investment write-down not deductible for tax purposes	12.9	—	—
Tax benefit on income attributable to domestic production activities	(8.1)	(12.7)	(8.6)
Net adjustments for uncertain tax positions	(82.8)	18.7	(28.3)
Net effect of change in deferred taxes	1.0	(1.0)	(58.4)
Miscellaneous other, net	0.2	19.1	(3.9)
Income taxes from continuing operations as reported	$95.6	$346.3	$299.3

On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

16.    Income Taxes (Continued)

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

During the third quarter of 2007, the Spanish tax authorities concluded their routine audit of our Spanish Spirits companies, which were included as part of the 2005 Spirits Acquisition. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2000 through 2004 tax periods, which preceded the date of acquisition. The Spanish tax authorities issued a net tax assessment of approximately $110 million ($91.7 million for tax and $18.3 million for related interest and penalties), which we paid in October 2007. Also during the third quarter of 2007, we received a $99.3 million tax indemnification payment from Pernod Ricard related to the above tax assessment ($110 million net of associated tax benefits). In order to reflect the impact of the Spanish tax assessment, we increased our liability for unrecognized tax benefits (UTBs). Additionally, we further increased our liability for UTBs to reflect tax issues similar to those raised during the course of the audit but relating to tax periods subsequent to the audit period. The majority of the Spanish UTBs pertain to pre-acquisition periods and are subject to the tax indemnification agreement with Pernod Ricard.

During the second quarter of 2008, the Congressional Joint Committee on Taxation completed its review of a tax refund associated with a capital loss carryforward item that was favorably resolved in an IRS administrative proceeding relating to our 2001-2002 federal tax returns. UTBs of approximately $76.8 million were reversed into income, relating to the approval of the refund associated with our 2001-2002 federal tax returns. In the fourth quarter of 2008, we received this refund and accrued interest totaling $93.2 million. Additionally, the final settlement of the audit of our 2001-2002 federal tax returns removed uncertainty relating to the utilization of a capital loss carryforward, and we reversed $14.4 million of UTBs relating to the utilization of a portion of the capital loss carryforward against the 2007 capital gain on the sale of the U.S. distribution rights to The Dalmore Scotch Whisky. We recorded, in income from discontinued operations, a reversal of $98.7 million of UTBs associated with utilization of a portion of the capital loss carryforward against the capital gain on the sale of the U.S. Wine business.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

16.    Income Taxes (Continued)

A reconciliation of the beginning and ending amount of UTBs is as follows:

(In millions)	2008	2007
Unrecognized tax benefits — beginning of year	$411.4	$207.8
Gross additions — current year tax positions	8.3	121.6
Gross additions — purchase accounting, prior year tax positions	30.0	218.5
Gross additions — prior year tax positions	37.4	16.1
Gross reductions — prior year tax positions	(22.6)	(7.1)
Gross reductions — settlements with taxing authorities	(210.3)	(150.1)
Impact of change in foreign exchange rates	(2.9)	4.6
Impact due to expiration of statutes of limitations	(2.9)	—
Unrecognized tax benefits — end of year	$248.4	$411.4

The amount of UTBs that, if recognized as of December 31, 2008, would affect the Company’s effective tax rate was $239.7 million compared to $315.9 million as of December 31, 2007.

It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $5 to $100 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We continue to apply our accounting policy of classifying interest and penalties accruals related to UTBs as income tax expense. During the years ended December 31, 2008, 2007, and 2006, the Company recognized approximately $14.4 million, $7.7 million, and $0.0 million in interest and penalties. At December 31, 2008 and 2007, we had accruals for the payment of interest and penalties of $79.5 million and $68.1 million respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently examining the Company’s 2006 and 2007 federal income tax returns; however the Company is technically subject to IRS examination for the years 1997 through 2005 due to unexpired statute of limitations periods. The Company or one of its subsidiaries has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 1998, France for years after 2003, Mexico for years after 2001, Spain for years after 2003, and the United Kingdom for years after 2004.

Income taxes were as follows:

(In millions)	2008	2007	2006
Currently payable
Federal	$52.3	$249.1	$261.5
Foreign	81.9	116.0	34.2
State and other	21.1	28.4	22.5
Deferred
Federal, state and other	(61.3)	(34.0)	(28.7)
Foreign	1.6	(13.2)	9.8
Total income tax provision	$95.6	$346.3	$299.3

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

16.    Income Taxes (Continued)

The components of net deferred tax assets (liabilities) were as follows:

(In millions)	2008	2007
CURRENT ASSETS
Compensation and benefits	$31.4	$32.1
Other reserves	41.6	37.4
Inventories	45.6	31.8
Accounts receivable	10.4	9.6
State income taxes	4.2	13.0
Miscellaneous	47.2	65.9
	180.4	189.8
CURRENT LIABILITIES
Inventories	(17.1)	(15.5)
Miscellaneous	(22.4)	(15.8)
	(39.5)	(31.3)
NONCURRENT ASSETS
Compensation and benefits	37.5	52.1
Pension and other retiree benefits	174.0	109.1
Identifiable intangible assets	66.4	93.2
Foreign investment amortization	57.1	86.5
Other reserves	46.2	20.8
Deferred income	0.8	24.5
Currency translation adjustment	53.8	72.9
Miscellaneous	73.9	37.5
	509.7	496.6
NONCURRENT LIABILITIES
Fixed assets	(160.0)	(178.3)
Pension	(5.0)	(13.1)
Identifiable intangible assets	(899.4)	(1,062.8)
Miscellaneous	(69.8)	(92.4)
	(1,134.2)	(1,346.6)
Net deferred tax liability	$(483.6)	$(691.5)

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest or on foreign subsidiary earnings that will be remitted without incremental taxes. The undistributed earnings of foreign subsidiaries that either are considered permanently invested or will be remitted without incremental taxes aggregated $843.5 million at December 31, 2008. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17.    Detail of Other Current Liabilities

Detail of other current liabilities as of December 31, 2008 and 2007 was as follows:

(In millions)	2008	2007
Accrued taxes	$99.3	$376.7
Accrued interest	103.9	107.8
Accrued customer programs	93.5	141.4
Accrued salaries, wages and other compensation	136.6	167.5
Accrued expenses and other current liabilities	332.5	400.6
Total other current liabilities	$765.8	$1,194.0

18.    Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal financial instruments used are forward foreign exchange contracts, interest rate swaps and commodity swaps.

In the second quarter of 2008, we entered into interest rate swaps with an aggregate notional principal amount of $400 million. The swap agreements hedged changes in fair value on a portion of our fixed rate 5.375% notes due 2016 that resulted from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and classified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In October 2008, we terminated and settled our interest rate swap agreements, and recorded a $15.6 million gain that will be amortized to income as reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding as of December 31, 2008 and December 31, 2007.

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

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial. The fair value of the derivative assets at December 31, 2008 was $49.0 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

The estimated fair value of the Company’s cash and cash equivalents, notes payable to banks and bank revolver borrowings approximates the carrying amounts due principally to their floating rate nature.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18.    Financial Instruments (Continued)

The Company’s $4,693.6 million and $4,142.7 million total long-term debt (including current portion) at December 31, 2008 and 2007 had a fair value of approximately $4,383.6 million and $4,005.6 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the operating companies’ domestic and international customer base. Spirits sales are distributed through Maxxium internationally. Accounts receivable balances with Maxxium are included in accounts receivable from related parties on the consolidated balance sheet. See Note 7, “Related Party Transactions.”

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use derivative contracts to manage our exposure to commodity price volatility. As of December 31, 2008, there were no material derivative contracts outstanding related to raw materials.

19.    Guarantees and Commitments

As of December 31, 2008, we had third-party guarantees totaling approximately $89 million. These represent guarantees of the debt of Maxxium, our Spirits business’s international sales and distribution joint venture. We are required to perform under these guarantees in the event that Maxxium fails to make contractual payments. In conjunction with the third quarter 2008 execution of a Settlement Agreement providing for the withdrawal of Rémy and V&S from Maxxium, Maxxium’s credit facilities guaranteed by the joint venture partners were renegotiated with the banks, effective October 1, 2008. We guarantee one-third of Maxxium’s credit facilities that expire March 31, 2009.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $29.5 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.7 million as of December 31, 2008.

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

19.    Guarantees and Commitments (Continued)

Purchase obligations by the Company as of December 31, 2008 were:

	Payments Due by Period as of December 31, 2008

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(a)	$702.9	$271.7	$153.2	$101.8	$176.2

(a)	Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

20.    Restructuring and Restructuring-related Charges

Pre-tax restructuring and restructuring-related charges for the twelve months ended December 31, 2008 were:

	Twelve Months Ended December 31, 2008

		Restructuring-Related
(in millions)	Restructuring Charges	Cost of Sales	ASG&A(a)	Total Charges
Spirits	$32.3	$4.4	$26.9	$63.6
Home and Hardware	49.5	9.1	(3.0)	55.6
	$81.8	$13.5	$23.9	$119.2

(a)	Advertising, selling, general and administrative expenses.

Pre-tax charges for the Spirits business for the twelve months ended December 31, 2008 of $63.6 million related to business repositioning, including supply chain activities and route-to-market initiatives. Restructuring charges related to asset write-downs ($8.2 million), employee-related costs ($14.7 million) and lease contract termination costs and other costs ($9.4 million). Spirits restructuring-related charges for the twelve months ended December 31, 2008 of $31.3 million were primarily costs for organizational repositioning and our strategic route-to-market initiative in the U.S.

Pre-tax charges in 2008 for the Home and Hardware business of $55.6 million were primarily due to efforts to align costs and capacity with marketplace conditions, including the announced closure of eight additional U.S. manufacturing facilities, as well as the exit from select low-return product offerings. The 2008 restructuring charges consisted of $24.9 million for workforce reduction costs, $21.4 million for tangible and intangible asset write-downs, and $3.2 million for contract termination costs and other costs. Restructuring-related cost of sales charges were inventory write-downs associated with the exited markets and product lines. Restructuring-related advertising, selling, general and administrative charges consisted of retention costs, more than offset by favorable translation adjustments related to the substantial liquidation of a foreign entity ($8.3 million).

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

20.    Restructuring and Restructuring-related Charges (Continued)

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

Spirits pre-tax charges in 2007 primarily related to a distribution model change in Australia.

Pre-tax restructuring and restructuring-related charges for twelve months ended December 31, 2006 were:

	Twelve Months Ended December 31, 2006

		Restructuring-Related
(in millions)	Restructuring Charges	Cost of Sales	ASG&A(a)	Total Charges
Spirits	$4.3	$—	$4.7	$9.0
Home and Hardware	16.9	9.0	0.4	26.3
	$21.2	$9.0	$5.1	$35.3

(a)	Advertising, selling, general and administrative expenses.

The 2006 Spirits charges related to the integration of the 2005 Spirits Acquisition. The 2006 Home and Hardware charges related to supply-chain initiatives, including consolidation of manufacturing facilities resulting in closure of a cabinetry plant and a tool storage plant.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

20.    Restructuring and Restructuring-related Charges (Continued)

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/07	2008 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/08
Workforce reduction costs	$9.3	$39.6	$(18.6)	$0.4	$30.7
Asset write-downs	—	29.6	0.5	(30.1)	—
Contract termination costs	3.7	10.0	(4.7)	(1.7)	7.3
Other	1.3	2.6	(2.2)	—	1.7
	$14.3	$81.8	$(25.0)	$(31.4)	$39.7

(a)	Cash expenditures for asset write-downs include proceeds received on asset disposals

(b)

Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions, the impact of foreign exchange rate changes and workforce reduction costs that benefited from non-cash benefit plan curtailment gains

(In millions)	Balance at 12/31/06	2007 Provision	Cash Expenditures	Non-Cash Write-offs	Balance at 12/31/07
Workforce reduction costs	$13.0	$16.3	$(19.5)	$(0.5)	$9.3
Asset write-downs	—	49.6	—	(49.6)	—
Contract termination costs	—	5.2	(1.5)	—	3.7
Other	0.2	2.4	(1.0)	(0.3)	1.3
	$13.2	$73.5	$(22.0)	$(50.4)	$14.3

21.    Information on Business Segments

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

21.    Information on Business Segments (Continued)

The Company’s subsidiaries operate principally in the United States, Canada, Europe (primarily in Spain, the United Kingdom and France), Australia and Mexico.

(In millions)	2008	2007	2006
Net sales:
Spirits	$2,480.9	$2,606.8	$2,513.4
Home and Hardware	3,759.1	4,550.9	4,694.2
Golf	1,368.9	1,405.4	1,313.4
Net sales	$7,608.9	$8,563.1	$8,521.0

Operating income (loss):
Spirits	$543.7	$766.7	$660.6
Home and Hardware	(465.6)	503.0	695.4
Golf	125.3	165.5	166.0
Less: Corporate expenses(a)	(57.8)	(58.9)	(74.1)
Operating income	$145.6	$1,376.3	$1,447.9

Net sales by geographic region(b):
United States	$5,312.2	$6,208.0	$6,365.1
Canada	549.0	523.8	446.7
United Kingdom	435.6	504.7	450.3
Australia	258.4	280.5	233.4
Spain	156.5	189.5	257.0
Other countries	897.2	856.6	768.5
Net sales	$7,608.9	$8,563.1	$8,521.0

Total assets:
Spirits	$7,128.4	$7,855.6	$7,492.6
Home and Hardware	3,924.1	5,057.5	5,192.7
Golf	895.0	840.3	787.1
Corporate(c)	144.4	203.5	261.3
Continuing operations	12,091.9	13,956.9	13,733.7
Discontinued operations	—	—	934.6
Total assets	$12,091.9	$13,956.9	$14,668.3

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

21.    Information on Business Segments (Continued)

(In millions)	2008	2007	2006
Property, plant and equipment, net:
United States	$1,064.3	$1,144.6	$1,193.1
Spain	189.9	198.5	180.8
Mexico	83.0	92.9	62.9
Canada	56.4	71.6	57.3
United Kingdom	49.2	72.8	77.6
France	49.0	53.7	49.4
Other countries	62.1	64.1	87.1
Property, plant and equipment, net	$1,553.9	$1,698.2	$1,708.2

Depreciation expense:
Spirits	$68.4	$64.3	$57.2
Home and Hardware	109.9	115.8	105.0
Golf	32.9	35.6	34.2
Corporate	2.0	1.7	0.9
Continuing operations	213.2	217.4	197.3
Discontinued operations	—	14.9	13.9
Depreciation expense	$213.2	$232.3	$211.2

Amortization of intangible assets:
Spirits	$16.4	$13.7	$13.7
Home and Hardware	32.9	33.6	28.9
Golf	0.3	0.3	0.3
Continuing operations	49.6	47.6	42.9
Discontinued operations	—	0.5	0.6
Amortization of intangible assets	$49.6	$48.1	$43.5

Capital expenditures:
Spirits	$85.4	$111.3	$95.6
Home and Hardware	57.0	75.1	128.2
Golf	33.6	63.0	22.5
Corporate	0.3	0.1	1.6
Continuing operations	176.3	249.5	247.9
Discontinued operations	—	17.6	18.1
Capital expenditures, gross	176.3	267.1	266.0
Less: proceeds from disposition of assets	(19.2)	(69.3)	(84.6)
Capital expenditures, net	$157.0	$197.8	$181.4

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

22.    Other Income, net

The components of other income, net, for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In millions)	2008	2007	2006
Amortization of deferred income (See Note 7)	$20.3	$27.0	$27.0
Early termination of Spirits business’s U.S. distribution agreement (See Note 7)	233.7	—	—
Acceleration of Future Brands unamortized deferred gain (See Note 7)	72.0	—	—
Maxxium investment impairment charges (See Note 7)	(50.5)	—	—
Environmental reserve adjustment	—	—	6.0
Other miscellaneous items	4.4	10.5	7.2
Total other income, net	$279.9	$37.5	$40.2

23.    Earnings Per Share

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

The computations of basic and diluted earnings per common share were as follows:

(In millions)	2008	2007	2006
Income from continuing operations	$158.6	$749.5	$812.1
Income from discontinued operations	152.5	13.1	18.0
Net income	311.1	762.6	830.1
Less: Preferred stock dividends	0.5	0.5	0.6
Income available to common stockholders — basic	310.6	762.1	829.5
Convertible Preferred stock Dividend requirements	0.5	0.5	0.6
Income available to common stockholders — diluted	$311.1	$762.6	$830.1

Weighted average number of common shares outstanding — basic	151.7	153.1	149.1
Conversion of Convertible Preferred stock	1.2	1.2	1.4
Exercise of stock options	0.8	2.2	2.5
Weighted average number of common shares outstanding — diluted	153.7	156.5	153.0
Earnings per common share
Basic
Continuing operations	$1.04	$4.89	$5.44
Discontinued operations	1.01	0.09	0.12
Net earnings per basic share	$2.05	$4.98	$5.56
Diluted
Continuing operations	$1.03	$4.79	$5.31
Discontinued operations	0.99	0.08	0.11
Net earnings per diluted share	$2.02	$4.87	$5.42

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

23.    Earnings Per Share (Continued)

For the years ended December 31, 2008, 2007 and 2006, stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (exercise price exceeded the average stock price). These excluded stock options were approximately 9.4 million, 5.8 million and 3.1 million shares of weighted average shares outstanding, respectively.

24.    Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and pension and postretirement adjustments. The components of and changes in accumulated other comprehensive income were as follows:

(in millions)	Foreign Currency Adjustments	Pension and Postretirement Adjustment	Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2005	$46.5	$(76.0)	$7.3	$(22.2)
Changes during year	162.4	(93.2)	(9.1)	60.1
Balance at December 31, 2006	208.9	(169.2)	(1.8)	37.9
Changes during year	256.8	53.1	1.3	311.2
Balance at December 31, 2007	465.7	(116.1)	(0.5)	349.1
Changes during year	(694.7)	(167.8)	35.0	(827.5)
Balance at December 31, 2008	$(229.0)	$(283.9)	$34.5	$(478.4)

The 2008 change in foreign currency adjustments and derivative hedging position were a result of strengthening of the U.S dollar against most major currencies. The 2008 change in the pension and postretirement adjustment was primarily a result of a decrease in the fair value of plan assets.

25.    Pending Litigation

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

25.    Pending Litigation (Continued)

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

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that models of Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. Acushnet is defending this action vigorously. Acushnet stipulated to infringement and a jury trial on the validity of the patent claims asserted by Callaway was conducted in December 2007. The jury was provided evidence related to nine claims contained in the four patents and returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of the accused Pro V1 and Pro V1x golf ball models as of January 1, 2009. Acushnet has appealed this matter to the United States Court of Appeals for the Federal Circuit requesting that the appellate court reverse the verdict, vacate the trial court’s injunction and find as a matter of law that Callaway’s asserted patents are invalid.

Separately, subsequent to the trial in the United States District Court, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents on which Callaway’s infringement claims were based are invalid. The PTO also issued a Right of Appeal Notice on one of the patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals, which Callaway has done.

Acushnet believes, and counsel advises, that it has asserted meritorious arguments in its appeal to the Federal Circuit court. An adverse determination on appeal would likely result in the case being remanded for a trial on damages. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the lawsuit could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

In late 2008, Acushnet introduced what it believes to be non-infringing modified versions of the then current Pro V1 models into the market. In February 2009, Acushnet introduced new improved versions of the Pro V1 models, which it also believes are non-infringing. The on-going proceedings do not relate to Acushnet’s modified Pro V1 balls or Acushnet’s new 2009 versions of the Pro V1 ball. Callaway has alleged that these products infringe new Callaway patents, but has not filed any litigation related to these claims. Acushnet believes, and outside counsel has advised, that it has

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

25.    Pending Litigation (Continued)

meritorious defenses against any such claims. In the event that Callaway pursues these claims in litigation and ultimately prevails, however, Acushnet could potentially lose the ability to sell these products. This could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

26.    Environmental

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 13 and 16 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and post-retirement plans as of December 31, 2006 and the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

February 27, 2009

To The Shareholders Of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

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
Chairman and
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

(b)  Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report included herein.

(c)  Report of the Registered Public Accounting Firm.

The report on the effectiveness of the Company’s internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”

(d)  Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee,” “Report of the Audit Committee,” “Certain Information Regarding Security Holdings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2009 Proxy Statement, which information is incorporated herein by reference.

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

The name, present position and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age
Bruce A. Carbonari	Chairman and Chief Executive Officer since October 2008; President and Chief Executive Officer from January 2008 to September 2008; President and Chief Operating Officer of Fortune Brands, Inc. from January 2007 to December 2007; Chairman and Chief Executive Officer of Fortune Brands Home & Hardware LLC August 2005 to December 2006 and President and Chief Executive Officer of Fortune Brands Home and Hardware LLC from January 2001 to August 2005.	53
Mark Hausberg	Senior Vice President — Finance and Treasurer since January 2000.	59
Christopher J. Klein	Senior Vice President since February 2009; Senior Vice President — Strategy and Corporate Development from April 2003 to February 2009.	45
Patrick J. Koley	Senior Vice President — Strategy and Corporate Development since February 2009; Principal Investment Officer, ConAgra Commercial division of ConAgra Foods, Inc. from June 2008 to February 2009; President, Emerging Business from 2007 to 2008; Vice President, Strategic Development ConAgra Foods, Inc. prior thereto.	44
Craig P. Omtvedt	Senior Vice President and Chief Financial Officer since January 2000.	59
Mark A. Roche	Senior Vice President, General Counsel and Secretary since January 2000.	54
Edward A. Wiertel	Vice President and Corporate Controller since April 2007; Partner — KPMG LLP from 2002 to March 2007.	39

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

See the information under the captions “Board Committees — Compensation and Stock Option Committee,” “2008 Compensation,” “Compensation Discussion and Analysis” and “Compensation and Stock Option Committee Report” contained in the 2009 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2009 Proxy Statement, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

See the information under the caption “Fees of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2008 and 2007 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 contained in Item 8 hereof.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 116.

(3)	Exhibits

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3(i) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

4.1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K filed on June 27, 1989, Commission file number 1-9076.

4.2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K filed on November 19, 1990, Commission file number 1-9076.

4.3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K filed on October 10, 1991, Commission file number 1-9076.

4.4.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076.

4.5.	Conformed copy of the Fiscal Agency Agreement, dated February 1, 2006, between Fortune Brands, Inc. and JPMorgan Chase Bank, N.A., including exhibits thereto, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2006, Commission file number 1-9076.

10.1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.2.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076.*

10.3.	Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.4.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076.*

10.5.	Amendment to the 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission file number 1-9076.*

10.6.	Amendment to the 2003 Long-Term Incentive Plan Amendment is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.7.	Amendment to Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.8.	Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.9.	First Amendment to the 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.*

10.10.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.11.	September 2005 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.12.	September 2006 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.13.	Form of Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.14.	February 2008 Nonqualified Stock Option Terms and Conditions for an award made to Bruce A. Carbonari under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.15.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.16.	September 2005 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.17.	September 2006 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.18.	Form of Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.19.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.20.	Form of Performance Award Notice and Terms and Conditions for 2006-2008 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2006, Commission file number 1-9076.*

10.21.	Form of Performance Award Notice and Terms and Conditions for 2007-2009 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.22.	Form of Performance Stock Award Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.23.	Long-Term Incentive Plan Payment Matrix for the 2005-2007 performance period for Performance Awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005, Commission file number 1-9076.*

10.24.	Long Term Incentive Plan Payment Matrix for the 2006-2008 performance period for Performance Awards under the 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006, Commission file number 1-9076.*

10.25.	Description of salary and incentive pay awards for certain executive officers of Fortune Brands, Inc. for 2009.*

10.26.	Form of Restricted Stock Unit Agreements between the Company and certain executives is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2008, Commission file number 1-9076.*

10.27.	Restricted Stock Unit Agreement between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2008, Commission file number 1-9076.*

10.28.	Fortune Brands, Inc. Supplemental Plan, as Amended and Restated, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2007, Commission file number 1-9076.*

10.29.	Amendment to the Fortune Brands, Inc. Supplemental Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.*

10.30.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.31.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.32.	Schedule identifying employee grantor Trust Agreements in favor of certain executives is incorporated herein by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission file number 1-9076.*

10.33.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.*

10.34.	Trust Agreement among Moen Incorporated, Northern Trust Company and Bruce A. Carbonari establishing an employee grantor trust for purposes of paying amounts under the Moen Incorporated Supplemental Plan is incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.35.	Form of Change in Control Agreement between the Company and each of Messrs. Wesley, Carbonari, Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.36.	Form of Amendment to Change in Control Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche, Klein and Hausberg.*

10.37.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under change in control agreements is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.38.	Severance and Retirement Agreement dated September 19, 2007 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.39.	Severance Agreement dated September 19, 2007 between the Company and Bruce A. Carbonari is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.40.	Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement is incorporated herein by reference to Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.41.	Form of Amendment to the Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.

10.42.	Form of Severance Agreement between the Company and each of Messrs. Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.43.	Form of Amendment to Severance Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche, Klein and Hausberg.*

10.44.	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated effective January 1, 2008), as of July 29, 2008, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008, Commission file number 1-9076.*

10.45.	Form of Aircraft Time-Sharing Agreement between the Company and each of Messrs. Carbonari and Omtvedt is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2008, Commission file number 1-9076.*

10.46.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076.*

10.47.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, Commission file number 1-9076.*

10.48.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendment thereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-9076.*

10.49.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission file number 1-9076.*

10.50.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.51.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission file number 1-9076.*

10.52.	Amendment to Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.53.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.54.	Fortune Brands, Inc. Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2000, Commission file number 1-9076.*

10.55.	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2005, Commission file number 1-9076.*

10.56.	Fortune Brands, Inc. Directors Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.57.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076.*

10.58.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076.*

10.59.	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 is incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.60.	Five Year Revolving Credit Agreement dated as of October 6, 2005 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank North America, Inc., as Syndication Agents, is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 11, 2005, Commission file number 1-9076.

10.61.	Term Loan Agreement dated October 8, 2008 among Fortune Brands, Inc., the lenders party thereto, Barclays Capital and The Royal Bank of Scotland, as Syndication Agents, and Barclays Bank PLC, as Administrative Agent, is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 14, 2008, Commission file number 1-9076.

10.62.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10.64 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.

10.63.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) incorporated herein by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, Commission file number 1-9076.

10.64.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076.

10.65.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission file number 1-9076.

10.66.	Termination and Redemption Agreement between Beam Global Spirits & Wine, Inc., The Absolut Spirits Company, Incorporated, Jim Beam Brands Co., Future Brands LLC, V & S Vin & Sprit AB and Fortune Brands, Inc. dated August 28, 2008 is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008, Commission file number 1-9076.

10.67.	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 21, 2005, Commission file number 1-9076.

10.68.	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 8, 2005, Commission file number 1-9076.

10.69.	Distribution Agreement dated March 15, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 21, 2005, Commission file number 1-9076.

10.70.	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on August 8, 2005, Commission file number 1-9076.

10.71.	Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed on August 22, 2005, Commission file number 1-9076.

10.72.	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 8, 2005, Commission file number 1-9076.

10.73.	Agreement and Plan of Merger dated as of February 9, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition, LLC and SBR, Inc. is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 10, 2006, Commission file number 1-9076.

10.74.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., Tres Acquisition Co. and Tres Investment Company is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A filed on February 22, 2006, Commission file number 1-9076.

10.75.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., SB Ross Acquisition Co. and S. Byrl Ross Enterprises, Inc. is incorporated herein by reference to Exhibit 2.3 to our Current Report on Form 8-K/A filed on February 22, 2006, Commission file number 1-9076.

10.76.	Escrow and Exchange Agent Agreement dated as of June 7, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition LLC, SBR, Inc., The Bank of New York, as escrow agent, and Samuel B. Ross, II, as Holders Representative is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006, Commission file number 1-9076.

10.77.	Purchase Agreement between The Absolut Spirits Company, Incorporated, V & S Vin & Sprit AB and Beam Global Spirits & Wine, Inc. dated August 28, 2008 is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q for the period ended September 30, 2008, Commission file number 1-9076.

12.	Statement re computation of ratio of earnings to combined fixed charges and preferred dividends.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

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

FORTUNE BRANDS, INC. (The Company)

Date: February 27, 2009	By:	/s/ BRUCE A. CARBONARI
Bruce A. Carbonari Chairman of the Board and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE A. CARBONARI		/s/ ANNE M. TATLOCK*
Bruce A. Carbonari, Chairman of the Board and Chief Executive Officer (principal executive officer) Date: February 27, 2009		Anne M. Tatlock, Director Date: February 27, 2009

/s/ CRAIG P. OMTVEDT		/s/ DAVID M. THOMAS*
Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 27, 2009		David M. Thomas, Director Date: February 27, 2009

/s/ RICHARD A. GOLDSTEIN*		/s/ RONALD V. WATERS, III*
Richard A. Goldstein, Director Date: February 27, 2009		Ronald V. Waters, Director Date: February 27, 2009

/s/ ANN FRITZ HACKETT*		/s/ NORMAN H. WESLEY*
Ann Fritz Hackett, Director Date: February 27, 2009		Norman H. Wesley, Director Date: February 27, 2009

/s/ PIERRE E. LEROY*		/s/ PETER M. WILSON*
Pierre E. Leroy, Director Date: February 27, 2009		Peter M. Wilson, Director Date: February 27, 2009

/s/ A.D. DAVID MACKAY*
A.D. David Mackay Date: February 27, 2009

*By:	/s/ MARK A. ROCHE
Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2008, 2007 and 2006	Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts(a)	Write-offs and Deductions(b)	Balance @ End of Period
2008:
Allowance for cash discounts	$7.1	$60.4	$—	$62.6	$4.9
Allowance for returns	18.5	166.2	—	162.0	22.7
Allowance for doubtful accounts	28.2	15.6	—	13.9	29.9
	$53.8	$242.2	$—	$238.5	$57.5
2007:
Allowance for cash discounts	$7.7	$80.9	$—	$81.5	$7.1
Allowance for returns	21.9	146.2	—	149.6	18.5
Allowance for doubtful accounts	19.5	14.2	3.7	9.2	28.2
	$49.1	$241.3	$3.7	$240.3	$53.8
2006:
Allowance for cash discounts	$6.7	$81.3	$—	$80.3	$7.7
Allowance for returns	20.0	165.8	1.6	165.5	21.9
Allowance for doubtful accounts	25.7	5.2	0.5	11.9	19.5
	$52.4	$252.3	$2.1	$257.7	$49.1

(a)	Balance at acquisition date of subsidiaries, net of dispositions.

(b)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.