Form 10-Q
period 2009-03-31
FORTUNE BRANDS INC
filed 2009-05-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at April 30, 2009 was 150,197,877.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$240.1	$163.3
Accounts receivable, net	843.5	918.5
Inventories
Maturing spirits	1,145.1	1,128.1
Other raw materials, supplies and work in process	365.0	366.7
Finished products	464.2	480.6

	1,974.3	1,975.4
Other current assets	435.9	410.9

Total current assets	3,493.8	3,468.1

Property, plant and equipment, net	1,482.2	1,553.9
Goodwill resulting from business acquisitions	3,541.7	3,571.8
Other intangible assets resulting from business acquisitions, net	3,151.3	3,211.4
Other assets	282.3	286.7

Total assets	$11,951.3	$12,091.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Liabilities and equity
Current liabilities
Notes payable to banks	$29.3	$31.6
Current portion of long-term debt	9.6	5.0
Accounts payable	349.9	387.7
Other current liabilities	692.9	765.8

Total current liabilities	1,081.7	1,190.1

Long-term debt	4,923.2	4,688.6
Deferred income taxes	704.2	700.0
Accrued pension and postretirement benefits	439.6	442.2
Other non-current liabilities	267.1	371.4

Total liabilities	7,415.8	7,392.3

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.4	5.5
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	728.8	716.4
Accumulated other comprehensive loss	(598.2)	(478.4)
Retained earnings	6,987.0	7,046.2
Treasury stock, at cost	(3,335.6)	(3,337.7)

Total Fortune Brands stockholders’ equity	4,521.4	4,686.0
Noncontrolling interests	14.1	13.6

Total equity	4,535.5	4,699.6

Total liabilities and equity	$11,951.3	$12,091.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	2009	2008
Net sales	$1,438.9	$1,806.1

Cost of products sold	786.9	977.7
Excise taxes on spirits	101.1	95.1
Advertising, selling, general and administrative expenses	445.6	491.4
Amortization of intangible assets	8.3	12.4
Restructuring charges	36.5	2.3

Operating income	60.5	227.2

Interest expense	52.5	60.6
Other expense, net	4.5	0.4

Income from continuing operations before income taxes	3.5	166.2

Income taxes	(5.4)	52.4

Income from continuing operations	8.9	113.8
Income from discontinued operations	—	12.9

Net income	8.9	126.7
Less: Net income attributable to noncontrolling interests	1.5	6.2

Net income attributable to Fortune Brands	$7.4	$120.5

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$7.4	$107.6
Income from discontinued operations, net of tax	—	12.9

Net income attributable to Fortune Brands	$7.4	$120.5

Earnings per common share
Basic
Continuing operations	$0.05	$0.70
Discontinued operations	—	0.08

Net income attributable to Fortune Brands common shareholders	$0.05	$0.78

Diluted
Continuing operations	$0.05	$0.69
Discontinued operations	—	0.08

Net income attributable to Fortune Brands common shareholders	$0.05	$0.77

Dividends paid per common share	$0.44	$0.42

Average number of common shares outstanding
Basic	150.1	154.0

Diluted	151.4	156.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(in millions)

(Unaudited)

	2009	2008
Operating activities
Net income	$8.9	$126.7
Restructuring charges	5.1	1.2
Depreciation	65.1	52.2
Amortization	9.0	12.4
Stock-based compensation	12.2	5.9
Deferred income taxes	(6.1)	9.3
Dividends paid to noncontrolling interests	(1.0)	(5.7)
Changes in assets and liabilities:
Decrease in accounts receivable	58.9	33.2
Increase in inventories	(28.1)	(77.1)
Decrease in accounts payable	(32.5)	(31.9)
Decrease in accrued expenses and other liabilities	(169.6)	(226.6)
Decrease in accrued taxes	(19.5)	(13.8)
Other operating activities, net	(4.9)	(30.3)

Net cash used by operating activities	(102.5)	(144.5)

Investing activities
Capital expenditures	(27.0)	(33.4)
Proceeds from the disposition of assets	0.7	1.5
Loans to affiliates	(29.0)	—

Net cash used by investing activities	(55.3)	(31.9)

Financing activities
(Decrease) increase in short-term debt and commercial paper, net	(1.0)	204.7
Issuance of long-term debt	688.0	—
Repayment of long-term debt	(394.8)	(0.1)
Dividends to stockholders	(66.2)	(64.8)
Proceeds received from exercise of stock options	1.5	4.1
Tax benefit on exercise of stock options	0.1	0.4
Other financing activities, net	—	1.4

Net cash provided by financing activities	227.6	145.7

Effect of foreign exchange rate changes on cash	7.0	6.4

Net increase (decrease) in cash and cash equivalents	$76.8	$(24.3)

Cash and cash equivalents at beginning of period	$163.3	$203.7

Cash and cash equivalents at end of period	$240.1	$179.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non-controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	($3,086.9)	$15.6	$5,701.1
Comprehensive income
Net income	—	—	—	—	120.5	—	1.9 (2)	122.4
Translation adjustments, net of effect of hedging activities	—	—	—	125.5	—	—	—	125.5
Pension and postretirement benefit adjustments	—	—	—	1.0	—	—	—	1.0

Total comprehensive income	—	—	—	126.5	120.5	—	1.9	248.9

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Dividends ($0.42 per Common share and $0.6675 per Preferred share)	—	—	—	—	(64.8)	—	—	(64.8)
Stock-based compensation	—	—	10.7	—	(0.4)	4.8		15.1
Tax benefit on exercise of stock options	—	—	0.7	—	—	—	—	0.7
Conversion of preferred stock (<0.1 shares)	—	—	(0.3)	—	—	0.3	—	—

Balance at March 31, 2008	$5.7	$734.0	$695.4	$475.6	$7,054.6	($3,081.8)	$16.1	$5,899.6

Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	7.4	—	1.5	8.9
Translation adjustments, net of effect of hedging	—	—	—	(121.4)	—	—	—	(121.4)
Pension and postretirement benefit adjustments	—	—	—	1.6	—	—	—	1.6

Total comprehensive income	—	—	—	(119.8)	7.4	—	1.5	(110.9)

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Dividends ($0.44 per Common share and $0.6675 per Preferred share)	—	—	—	—	(66.2)	—	—	(66.2)
Stock-based compensation	—	—	12.1	—	(0.4)	1.9	—	13.6
Tax benefit on exercise of stock options	—	—	0.4	—	—	—	—	0.4
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.1)	—	—	0.2	—	—

Balance at March 31, 2009	$5.4	$734.0	$728.8	$(598.2)	$6,987.0	$(3,335.6)	$14.1	$4,535.5

(1)	Accumulated other comprehensive income (loss)

(2)

2008 net income on the condensed consolidated statement of stockholders’ equity does not include $4.3 million of income from noncontrolling interests that was repurchased on September 30, 2008 and was classified on the balance sheet in mezzanine equity until repurchased.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Fortune Brands” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of March 31, 2009, the related condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008 and the related condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Recently Issued Accounting Standards

Disclosures about Postretirement Benefit Plans

In December 2008, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position No. FAS 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” providing guidance on an employer’s disclosures about plans assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (calendar year-end 2009 for Fortune Brands). FSP FAS 132(R)-1 will require additional disclosure relating to plan assets.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Business Combinations

On January 1, 2009, we adopted Statement of Financial Accounting Standards (FAS) No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. The adoption of FAS 141R may result in increased volatility in the results of our operations to the extent that uncertain tax positions related to prior acquisitions are resolved more or less favorably than originally estimated.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement has been applied prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Discontinued Operations

In the third quarter of 2007, we sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery. In December 2007, we sold the remaining U.S. wine assets to Constellation Brands, Inc. for $887.0 million. The statement of income for the three months ended March 31, 2008 reflected our U.S. Wine business as a discontinued operation.

The following table summarizes the results of the discontinued operations for the three months ended March 31, 2008 when we revised the calculation of the after tax gain by recording a tax benefit of $12.9 million. The tax benefit resulted from lower estimated state tax liabilities from the sale of the U.S. Wine business. There was no income statement impact from discontinued operations for the three months ended March 31, 2009.

(in millions)	Three Months Ended March 31, 2008
Net sales	$—
Loss from discontinued operations before income taxes	$—
Income tax benefits	(12.9)

Income from discontinued operations, net of income taxes	$12.9

4.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3,541.7 million as of March 31, 2009. The decrease in goodwill of $30.1 million during the three months ended March 31, 2009 compared to December 31, 2008 was due to foreign currency translation adjustments ($26.0 million) and acquisition-related adjustments associated with the acquisition of Cruzan rum, which was acquired in September 2008 ($4.1 million).

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2008	Acquisition-Related Adjustments	Translation Adjustments	Balance at March 31, 2009
Spirits	$2,098.2	$(4.1)	$(25.2)	$2,068.9
Home and Hardware	1,461.8	—	(0.8)	1,461.0
Golf	11.8	—	—	11.8

Total goodwill, net	$3,571.8	$(4.1)	$(26.0)	$3,541.7

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Identifiable Intangible Assets (Continued)

We also had indefinite-lived intangibles, principally trade names, of $2,575.6 million and $2,682.4 million as of March 31, 2009 and December 31, 2008, respectively. The decrease of $106.8 million was due to changes in foreign currency translation adjustments.

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

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	As of March 31, 2009				As of December 31, 2008
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$2,647.6	$(72.0	)(1)	$2,575.6	$2,754.4	$(72.0	)(1)	$2,682.4
Amortizable intangible assets
Trade names	554.5	(164.4)		390.1	505.5	(161.2)		344.3
Customer and contractual relationships	268.3	(126.3)		142.0	262.9	(123.1)		139.8
Patents/proprietary technology	40.5	(29.5)		11.0	40.5	(29.0)		11.5
Licenses and other	45.3	(12.7)		32.6	45.3	(11.9)		33.4

Total	908.6	(332.9)		575.7	854.2	(325.2)		529.0

Total identifiable intangibles	$3,556.2	$(404.9)		$3,151.3	$3,608.6	$(397.2)		$3,211.4

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $8.3 million and $12.4 million for the three months ended March 31, 2009 and 2008, respectively. This decrease was primarily due to lower amortization associated with the write-down of definite-lived intangible assets in 2008.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Related Parties

Future Brands LLC

In May 2001, the Spirits business completed transactions with V&S Group (V&S) creating a joint venture named Future Brands LLC (Future Brands) to distribute, over an initial ten-year period, both companies’ spirits brands in the United States and provide related selling and invoicing services. Beam Global Spirits & Wine, Inc. (BGSW or the Spirits business) accounted for this joint venture using the equity method of accounting. V&S paid $270 million to gain access to our Spirits business’s U.S. distribution network and to acquire an equity interest in Future Brands. We accounted for the $270 million gain on the sale of our equity interest in Future Brands as deferred income due to certain continuing obligations of Jim Beam Brands Co., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands has contracts in the event of a default of Future Brands. In June 2001, we began amortizing these amounts to Other expense, net, and income taxes on a straight-line basis over the initial term of the agreement. As the Future Brands joint venture was a cost sharing initiative and was considered integral to our operations, we classified the equity earnings in advertising, selling, general and administrative expense.

On September 30, 2008, we closed a transaction that resulted in the early termination of the U.S. distribution agreement between BGSW and the U.S. business of V&S acquired by Pernod Ricard S.A. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the 49% interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and the consolidation did not have a material impact on our financial statements.

The Edrington Alliance and Maxxium Worldwide B.V.

In September 2008, BGSW and The Edrington Group Ltd. (TEG) entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-controlled or TEG wholly-controlled distribution companies distribute both companies’ products and third party products in certain other markets. To purchase the Beam wholly-owned entities and our 50% ownership in alliance joint venture entities, in April 2009, we paid €53.2 million (approximately $71.1 million), net of dividends paid back to the Company.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Related Parties (Continued)

The Edrington Alliance and Maxxium Worldwide B.V. (Continued)

Prior to March 30, 2009, BGSW owned a 25% interest in the Maxxium Worldwide B.V. (Maxxium) international sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are working together to facilitate an orderly transition or winding down of Maxxium operations. We believe that our remaining investment in Maxxium of $47.6 million will be recovered in conjunction with transitioning to the alliance with TEG. We had guaranteed certain credit facilities and bank loans of Maxxium that terminated March 31, 2009. Since April 1, 2009, we have been providing similar guarantees of the credit facilities of the new joint venture entities in the alliance with TEG. As of March 31, 2009, we had advanced $29.0 million, classified in other current assets ($17.7 million) or other noncurrent assets ($11.3 million), to Maxxium entities that became wholly-owned subsidiaries of our Spirits business on April 1, 2009. We received repayment on $9.8 million of the loans in April 2009.

6.	Income Taxes

The effective income tax rate for the three months ended March 31, 2009 and 2008 was (154.3)% and 31.5%, respectively. The negative effective tax rate in 2009 was primarily due to higher tax benefits from restructuring and restructuring-related charges relative to lower taxed income before these charges. In addition, the effective tax rate was favorably impacted by a lower proportion of domestic income in 2009, which is taxed at a higher rate relative to foreign income. The effective tax rate for the three months ended March 31, 2009 was also impacted by tax expense of $7.8 million to adjust taxes payable for a prior period item.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 to $100 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2009 and 2008 by segment were as follows:

	Three Months Ended March 31,
(in millions)	2009	2008	% Change vs. Prior Year
Net Sales
Spirits	$486.3	$515.3	(5.6)%
Home and Hardware	605.6	894.4	(32.3)
Golf	347.0	396.4	(12.5)

Net Sales	$1,438.9	$1,806.1	(20.3)%

Operating Income (Loss)
Spirits	$128.6	$128.6	0.0%
Home and Hardware	(54.9)	60.9	n/a
Golf	9.0	51.5	(82.5)
Corporate expenses	(22.2)	(13.8)	(60.9)

Operating Income	$60.5	$227.2	(73.4)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Three Months Ended March 31,
	2009	2008
Income from continuing operations	$7.4	$107.6
Income from discontinued operations	—	12.9

Net income attributable to Fortune Brands	7.4	120.5
Less: Preferred stock dividends	0.1	0.2

Income attributable to Fortune Brands common stockholders – basic	7.3	120.3
Convertible Preferred stock dividends	0.1	0.2

Income attributable to Fortune Brands common stockholders – diluted	$7.4	$120.5

Weighted average number of common shares outstanding – basic	150.1	154.0
Conversion of Convertible Preferred stock	1.2	1.2
Exercise of stock options	0.1	1.1

Weighted average number of common shares outstanding – diluted	151.4	156.3

Earnings per common share
Basic
Continuing operations	$0.05	$0.70
Discontinued operations	—	0.08

Net income attributable to Fortune Brands	$0.05	$0.78

Diluted
Continuing operations	$0.05	$0.69
Discontinued operations	—	0.08

Net income attributable to Fortune Brands	$0.05	$0.77

For the three months ended March 31, 2009 and 2008, certain stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (the exercise price exceeded the average stock price). These excluded stock options were approximately 14.7 million and 8.8 million shares for the three months ended March 31, 2009 and 2008, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$8.0	$8.0	$0.7	$0.8
Interest cost	15.8	14.5	2.4	2.3
Expected return on plan assets	(19.0)	(17.4)	—	—
Amortization of prior service cost (credit)	0.6	0.6	(0.3)	(0.3)
Amortization of net loss	3.7	2.0	0.1	0.1
Curtailment losses	1.2	—	—	—

Net periodic benefit cost	$10.3	$7.7	$2.9	$2.9

Curtailment losses related to the downsizing or closure of facilities in the Home and Hardware business.

10.	Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurement.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. As permitted under FAS 157, on January 1, 2009, we adopted the nonrecurring fair value measurement disclosures for nonfinancial assets and liabilities, such as goodwill and indefinite-lived intangible assets. The impact of adopting FAS 157 was not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 were as follows:

	Fair Value at Using
	Significant Other Observable Inputs (Level 2)
(in millions)	March 31, 2009	December 31, 2008
Assets
Derivative financial instruments	$32.1	$49.0
Deferred compensation program assets	39.7	50.4

Total assets	$71.8	$99.4
Liabilities
Derivative financial instruments	$9.1	$18.0
Deferred compensation program liabilities	39.7	50.4

Total liabilities	$48.8	$68.4

Derivatives are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies or commodity swaps of forecasted commodity purchases. Deferred compensation programs assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

11.	Financial Instruments

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” FAS 161 establishes the disclosure requirements for derivatives instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows.

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into interest rate swaps and commodity swaps. There were no interest rate swaps or commodity swaps outstanding as of March 31, 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2009 was $764.3 million.

We enter into commodity swaps to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial. There were no credit-risk-related contingent features in our derivative financial instruments.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheet as of March 31, 2009 were:

(in millions)	Balance Sheet Location	Fair Value
Asset derivatives	Other current assets	$32.1
Liability derivatives	Other current liabilities	9.1

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

The effect of derivative instruments on the statement of income and other comprehensive income (OCI) for the three months ended March 31, 2009 was:

(in millions)	Gain / (Loss)
	Recognized	Recognized in Income
Type of hedge	In OCI (Effective Portion)	Location of Gain/(Loss) Recognized in Income	Reclassified from Accumulated OCI
Cash flow	$4.1
		Net sales	$6.4
		Cost of sales	6.9
Net investment	0.3		—

Total	$4.4		$13.3

In the three months ended March 31, 2009, we recognized a $2.5 million gain in Other expense, net, related to the ineffective portion of cash flow hedges. The impact of commodity hedges on the statement of income for the three months ended March 31, 2009 was de minimis. Changes in the fair value of foreign exchange contracts that hedge currency risk on recognized foreign currency denominated assets or liabilities are immediately recognized in Other expense, net, and totaled $7.6 million of expense in the three months ended March 31, 2009. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with the requirements of FAS No. 52, “Foreign Currency Translation,” and FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the change in the fair value of net investment hedges was recorded in the cumulative translation adjustment account within accumulated other comprehensive income and totaled $60.0 million as of March 31, 2009.

12.	Guarantees and Commitments

As of March 31, 2009, guarantees of the debt of Maxxium, our Spirits business’s international sales and distribution joint venture, terminated. Since April 1, 2009, we have been providing similar guarantees of the credit facilities of the joint venture entities in the alliance with The Edrington Group.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $27.7 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The liability related to this guarantee was $0.6 million as of March 31, 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Guarantees and Commitments (Continued)

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. Pursuant to FIN 45, we cannot reasonably estimate potential payments under these divestiture-related indemnity obligations. The indemnities vary in duration, and in some cases the durations are indefinite. Because FIN 45 was effective after December 31, 2002, we did not record any liabilities in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2009 or in future periods.

13.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for three months ended March 31, 2009 and 2008 are shown below.

(in millions)	Three Months Ended March 31, 2009
		Restructuring-Related
	Restructuring Charges	Cost of Sales	G&A (1)	Total Charges
Spirits	$0.7	$—	$2.0	$2.7
Home and Hardware	11.9	19.4	0.5	31.8
Golf	23.9	1.3	0.5	25.7

	$36.5	$20.7	$3.0	$60.2

(in millions)	Three Months Ended March 31, 2008
		Restructuring-Related
	Restructuring Charges	Cost of Sales	G&A (1)	Total Charges
Spirits	$—	$—	$1.0	$1.0
Home and Hardware	2.3	2.6	2.2	7.1

	$2.3	$2.6	$3.2	$8.1

(1)	General and administrative expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Restructuring and Restructuring-Related Charges (Continued)

Spirits charges of $2.7 million in 2009 related to our strategic route-to-market initiatives in the U.S. and international markets. Home and Hardware charges of $31.8 million were primarily due to continuing efforts to reduce manufacturing capacity and general and administrative costs, including the announced closure of three additional U.S. manufacturing facilities, as well as workforce and shift reductions. The Home and Hardware restructuring charges of $11.9 million consisted of $8.8 million for workforce reductions and $3.1 million for fixed assets write-downs. Home and Hardware restructuring-related charges primarily consisted of accelerated depreciation associated with facilities being closed. Golf restructuring charges were primarily due to a company-wide workforce reduction and the closure of a shoe manufacturing facility. Golf charges also included fixed asset write-downs and inventory associated with the facility closure.

Spirits restructuring-related charges in 2008 related to one-time charges for targeted repositioning actions. Home and Hardware charges in 2008 principally related to supply chain realignment and cost reduction initiatives.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2008	2009 Provision	Cash Expenditures	Non-Cash Charges	Balance at March 31, 2009
Workforce reductions	$30.7	$31.7	$(13.2)	$(0.4)	$48.8
Asset write-downs	—	4.7	0.2	(4.9)	—
Contract termination costs	7.3	0.2	(0.4)	(0.2)	6.9
Other	1.7	(0.1)	(0.8)	(0.2)	0.6

	$39.7	$36.5	$(14.2)	$(5.7)	$56.3

(in millions)	Balance at December 31, 2007	2008 Provision	Cash Expenditures	Non-Cash Charges	Balance at March 31, 2008
Workforce reductions	$9.3	$3.2	$(6.3)	$—	$6.2
Asset write-downs	—	0.1	0.5	(0.6)	—
Contract termination costs	3.7	0.1	(0.5)	—	3.3
Other	1.3	(1.1)	(0.2)	—	—

	$14.3	$2.3	$(6.5)	$(0.6)	$9.5

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at March 31, 2009 were deferred gains of $20.8 million related to the cash flow hedging of forecasted transactions denominated in foreign currencies.

Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was $(110.9) million and $248.9 million, respectively. The primary reasons for the decrease were lower net income and the impact of the change in exchange rates on the translation of foreign currency balance sheets.

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

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that models of Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. Acushnet is defending this action vigorously. Acushnet stipulated to infringement and a jury trial on the validity of the patent claims asserted by Callaway was conducted in December 2007. The jury was provided evidence related to nine claims contained in the four patents and returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of the 2007 Pro V1 and Pro V1x golf ball models as of January 1, 2009. Acushnet has appealed this matter to the United States Court of Appeals for the Federal Circuit requesting that the appellate court reverse the verdict, vacate the trial court’s injunction and find as a matter of law that Callaway’s asserted patents are invalid.

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

Acushnet believes, and counsel advises, that it has asserted meritorious arguments in its appeal to the Federal Circuit court, including the fact that the PTO has issued final actions determining that all four of the patents on which Callaway’s infringement claims were based are invalid. An adverse determination on appeal would likely result in the case being remanded for a trial on damages. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the lawsuit could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

15.	Pending Litigation (Continued)

Other Litigation (Continued)

In late 2008, Acushnet introduced what it believes to be non-infringing modified versions of the then current Pro V1 models into the market. In February 2009, Acushnet introduced new improved versions of the Pro V1 models, which it also believes are non-infringing. On March 3, 2009, Callaway filed a lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 ball infringe two of Callaway’s patents. Acushnet is defending this action vigorously and believes it has meritorious defenses. In the event that Callaway ultimately prevails, however, Acushnet could potentially lose the ability to sell these products. This could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

On March 3, 2009, Acushnet filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that Callaway’s Tour i and Tour ix balls infringe nine of Acushnet’s patents.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Fortune Brands, Inc. (Fortune Brands) is a holding company with subsidiaries that make and sell leading consumer branded products worldwide in the following markets: distilled spirits, home and hardware, and golf products. We strive to enhance shareholder value in a variety of ways, including:

•	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

•	positioning our brands and businesses to outperform their respective markets. We do this by:

-	developing innovative new products and effective marketing programs,

-	expanding customer relationships,

-	extending brands into adjacent categories, and

-	developing international growth opportunities,

•	pursuing business improvements by operating lean and flexible supply chains and business processes,

•	promoting organizational excellence by developing winning cultures and associates, and

•	leveraging our breadth and balance and financial resources to drive shareholder value.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

	Net Sales
			% Change
(in millions)	2009	2008	vs. Prior Year
Spirits	$486.3	$515.3	(5.6)%
Home and Hardware	605.6	894.4	(32.3)
Golf	347.0	396.4	(12.5)

Net Sales	$1,438.9	$1,806.1	(20.3)%

	Operating Income
			% Change
	2009	2008	vs. Prior Year
Spirits	$128.6	$128.6	0.0%
Home and Hardware	(54.9)	60.9	n/a
Golf	9.0	51.5	(82.5)
Corporate expenses	(22.2)	(13.8)	(60.9)

Operating Income	$60.5	$227.2	(73.4)%

Net Sales

Net sales decreased $367.2 million, or 20%, to $1.4 billion primarily due to:

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business,

•	unfavorable foreign exchange ($80 million),

•	the impact of the U.S. economy and reduced consumer discretionary spending, and

•

lower sales in international markets in the Spirits business, including transitional issues such as the impact of a 2008 Australian excise tax on ready-to-drink products and a change in distribution in Mexico.

Sales benefited from:

•	stronger spirits sales in the U.S. in 2009 due to the favorable year-over-year U.S. distributor inventory movements,

•	growth in international sales in constant currency in the Golf business, and

•	newly introduced products and line extensions in the Home and Hardware business and Golf business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Cost of products sold

Cost of products sold decreased $190.8 million, or 20%, primarily on lower sales across all segments and cost reduction programs in the Home and Hardware business, partly offset by accelerated depreciation on facilities being closed.

Excise taxes on spirits

Excise taxes on spirits were up approximately 175 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percent of total Company sales, as well as due to a higher percent of U.S. spirits sales compared to international spirits sales with lower excise taxes. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $45.8 million, or 9%, primarily as a result of lower variable sales-related expenses.

Amortization of intangibles

Amortization of intangibles decreased $4.1 million to $8.3 million due to impairment charges for definite-lived intangible assets in 2008.

Restructuring charges

For the three months ended March 31, 2009, we recorded restructuring charges of $36.5 million. These charges related to workforce reductions in the Golf and Home & Hardware businesses, including closure of a shoe manufacturing facility, the announced closure of three additional Home and Hardware manufacturing facilities in the U.S., and reductions in general and administrative costs, as well as charges associated with strategic route-to-market initiatives in our international spirits markets.

For the three months ended March 31, 2008, we recorded restructuring charges of $2.3 million related to supply chain realignment and cost reduction initiatives in the Home and Hardware business.

Operating income

Operating income decreased $166.7 million, or 73%, primarily on lower sales and related adverse operating leverage, as well as higher restructuring and restructuring-related charges ($52.1 million), mainly in the Home and Hardware business and Golf businesses. Operating income benefited from reduced cost structures across all businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense decreased $8.1 million, or 13%, to $52.5 million, primarily due to lower average interest rates, partly offset by higher average debt.

Other expense, net

Other expense, net increased $4.1 million to $4.5 million, primarily due to the absence of amortization of deferred income related to the Future Brands LLC (Future Brands) U.S. distribution joint venture since the remaining balance was recognized upon our repurchase of the Future Brands minority interest in September 2008. Other expense, net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rate for the three months ended March 31, 2009 and 2008 was (154.3)% and 31.5%, respectively. The negative effective tax rate in 2009 was primarily due to higher tax benefits from restructuring and restructuring-related charges relative to lower taxed income before these charges. In addition, the effective tax rate was favorably impacted by a lower proportion of domestic income in 2009, which is taxed at a higher rate relative to foreign income. The effective tax rate for the three months ended March 31, 2009 was also impacted by tax expense of $7.8 million to adjust taxes payable for a prior period item.

Income from continuing operations

Income from continuing operations was $7.4 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2009. These results compared to $107.6 million, or $0.70 per basic share and $0.69 per diluted share, for the three months ended March 31, 2008. The decrease in income from continuing operations of $100.2 million was primarily due to lower operating income in our Home and Hardware and Golf businesses, partly offset by lower interest expense.

Income from discontinued operations

There was no income from discontinued operations for the three months ended March 31, 2009. Income from discontinued operations for the three months ended March 31, 2008 of $12.9 million, or $0.08 per basic and diluted share, was due to a revision to the calculation of the state tax benefit on the gain on the sale of the U.S. Wine business.

Noncontrolling interests

Noncontrolling interest expense was $1.5 million compared to $6.2 million last year as a result of the absence of expense related to the minority interest in the Spirits business repurchased in July 2008.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales decreased $29.0 million, or 5.6%, to $486.3 million, primarily due to lower sales in international markets on a constant currency basis, including transitional issues such as the impact of a 2008 Australian excise tax on ready-to-drink products and a change in distribution in Mexico, as well as unfavorable foreign exchange ($32 million). Sales benefited from favorable year-over-year U.S. distributor inventory movements, higher pricing, and the acquisition of Cruzan rum (approximately $11 million).

Operating income was flat compared to 2008. Lower sales volume and increased operating costs associated with our route-to-market initiatives were offset by price increases and lower brand spending.

We expect to incur additional restructuring and restructuring-related charges of approximately $15 million over the next six to nine months related to our U.S. and international route-to-market strategic initiatives. In 2009, we expect operating income to be adversely affected by a net impact of approximately $30 million due to costs associated with our U.S. and international route-to-market initiatives.

In September 2008, Beam Global Spirits & Wine, Inc. (BGSW) and The Edrington Group Ltd. (TEG) entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-controlled or TEG wholly-controlled distribution companies distribute both companies’ products and third party products in certain other markets. Prior to March 30, 2009, BGSW was a 25% partner in the Maxxium Worldwide B.V. (Maxxium) international sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S Group (V&S) and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the Maxxium joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are working together to facilitate an orderly transition or winding down of Maxxium operations.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits (Continued)

Factors that could adversely affect results include consumers trading down to lower price points, competitive pricing activities, potential changes to commercial and operational risk in the transition from the Maxxium joint venture to the alliance with TEG, potential changes to third party distribution, changes in customer inventory levels in international markets, and the possibility of excise and other tax increases, including internationally. In April 2008, the Australian government increased excise taxes on ready-to-drink products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Beam’s pre-mixed products including Jim Beam and Cola. Operating income will continue to be negatively affected by the excise tax increase until its impact is annualized at the end of April 2009.

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Spirits business’s international operations. We expect the continued impact of adverse foreign exchange to be an incremental $35 to 40 million in 2009.

Home and Hardware

Net sales decreased $288.8 million, or 32%, to $605.6 million. The decrease was primarily attributable to the downturn in the U.S. home products market, the U.S. economic recession, and the credit crisis. The combination of these factors resulted in a substantial decrease in new home construction compared to the first quarter of 2008, a mix shift to lower-priced products, and lower repair and remodeling spending particularly on big-ticket items such as cabinets and entry doors. Sales benefited modestly from new products and line extensions, as well as the impact of select price increases.

Operating income decreased $115.8 million to a loss of $54.9 million, continuing to be negatively impacted by substantially lower sales and the resulting unfavorable coverage of manufacturing and overhead costs. In addition, restructuring and restructuring-related charges were $24.7 million higher due to continuing efforts to reduce manufacturing capacity, as well as general and administrative costs. In the first quarter of 2009, we announced the closure of three additional plants. Operating income benefited from reduction in costs in all areas of the business.

We anticipate that the restructuring initiatives will generate savings that pay back the cash costs in three years or less. Restructuring and restructuring-related charges in 2009 for currently approved projects are expected to be approximately $50 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware (Continued)

We anticipate that the U.S. home products market will decline in 2009 in the range of 20%. As a result, we believe our sales in 2009 will be significantly lower than 2008. Our business will continue to face pressures resulting from significant adverse operating leverage, potential increased price competition, and a shift to lower-priced product. In addition, we may see increases in bad debt expenses as our customers continue to face financial pressures. We may also incur additional restructuring charges to further rationalize our supply chains. We will continue to strive to mitigate the impact of the downturn through ongoing cost reductions as well as through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the repair-and-remodel segment of the U.S. home products market. As we continue to respond to the downturn in the U.S. home products market, our restructuring initiatives to reduce manufacturing capacity and administrative costs, and exit lower return product lines, may result in further impairments of assets.

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

Golf

Net sales decreased $49.4 million, or 13%, to $347.0 million primarily due to unfavorable foreign exchange ($30 million) and the impact of soft demand in the U.S., including lower consumer demand for discretionary purchases such as golf clubs. The decrease was across all product lines with the exception of Titleist golf club sales that grew due to the introduction of new models. International sales were higher on a constant currency basis.

Operating income decreased $42.5 million, or 83%, to $9.0 million primarily due to restructuring and restructuring-related charges of $25.7 million mainly related to workplace reductions and the closure of a footwear manufacturing facility, and unfavorable foreign currency ($10 million), as well as lower sales and related unfavorable operating leverage.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Golf business’s international operations. We expect the continued impact of adverse foreign exchange to be an incremental $25 million in 2009.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March of 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. As a result of their recent research regarding spin, the USGA has adopted a rule change, effective January 1, 2010, reducing the groove volume and limiting the groove edge angle allowable on all irons and wedges. This rules change will not apply to most golfers until January 1, 2024. It will be implemented on professional tours beginning in 2010 and then in other elite amateur competitions beginning 2014. All products shipped into the marketplace after December 31, 2010 must comply with the new groove standard. The USGA and R&A have adopted a rule change to allow greater adjustability in golf clubs, which went into effect on January 1, 2008. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies and the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $22.2 million, which include salaries, benefits and expenses related to corporate office employees, increased $8.4 million primarily due to the timing of share-based compensation expense.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The global credit crisis and general economic conditions worsened compared to 2008. In addition, the recent volatility in capital and credit markets may continue and heighten risks in the near term. We believe, however, that we have sufficient liquidity to fund our operations.

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

On April 27, 2009 the Company reduced its annual dividend rate from $1.76 per share to $0.76 per share. This change in dividend rate is expected to decrease cash for dividend payments by approximately $110 million in 2009 and $150 million on an annual basis.

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

Cash Flows

Net cash used by operating activities was $102.5 million for the three months ended March 31, 2009 compared to $144.5 million for the same three-month period last year. The decrease in cash used of $42.0 million was principally due to the impact of lower sales on working capital.

Net cash used by investing activities for the three months ended March 31, 2009 increased by $23.4 million to $55.3 million, compared with a $31.9 million increase in the same three-month period last year, primarily due to $29.0 million in loans to Spirits international distribution affiliates, partly offset by a reduction in capital spending of $6.4 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows (Continued)

Net cash provided by financing activities for the three months ended March 31, 2009 was $227.6 million, compared with $145.7 million in the same three-month period last year. The increase of $81.9 million was primarily due to a higher cash balance to fund the April 1, 2009 payment for sales and distribution companies in 24 markets (€53.2 million or approximately $71.1 million), and loans to affiliates ($29.0 million). We estimate this payment combined with proceeds we expect to receive from our residual interest in Maxxium will result in a net cash outflow of $15 to 20 million.

Capitalization

Total debt increased $236.9 million during the three-month period ended March 31, 2009 to $5.0 billion. The ratio of total debt to total capital increased to 52.2% at March 31, 2009 from 50.1% at December 31, 2008 primarily due to higher seasonal debt and a decrease in equity due to foreign currency translation effects and dividends paid in the first quarter of 2009.

We have a $2.0 billion, 5-year committed revolving credit agreement, which matures in October 2010. A total of $1,078.0 million was outstanding under this credit agreement as of March 31, 2009. In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011, and was used to repay a €300 million note due January 30, 2009. The interest rates under the term loan agreement are variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating. Our credit facilities are for general corporate purposes. The revolving credit agreement includes a minimum Consolidated Interest Coverage Ratio requirement of 3.5 to 1.0 as the only financial covenant. The Consolidated Interest Coverage Ratio is defined in the credit facilities as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. At March 31, 2009 and December 31, 2008, we exceeded this ratio by a wide margin. We continue to believe the possibility of violating this covenant is remote. No other debt instruments require financial ratio covenants.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Trade receivables were $843.5 million as of March 31, 2009 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $61.8 million as of March 31, 2009. The current conditions in the global credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the U.S. housing downturn and the global credit crisis may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at March 31, 2009 was $32.1 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends

A summary of 2009 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.44 per share	January 28, 2009	February 11, 2009	March 2, 2009
$0.19 per share	April 27, 2009	May 13, 2009	June 1, 2009

On April 28, 2009, we announced a decrease in the dividend on common stock to align our dividend with our historical payout ratio. We believe that this was a prudent course of action in the current environment and is in the best long-term interest of our shareholders.

A summary of 2009 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 28, 2009	February 11, 2009	March 10, 2009
$0.6675 per share	April 27, 2009	May 13, 2009	June 10, 2009

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those in the section titled “— Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

As of March 31, 2009, guarantees of the debt of Maxxium, our Spirits business’s international sales and distribution joint venture, terminated. Since April 1, 2009, we have been providing similar guarantees of the credit facilities of the new joint venture entities in the alliance with The Edrington Group.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $27.7 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The liability related to this guarantee was $0.6 million as of March 31, 2009.

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

We have not made any payments related to indemnity obligations that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that potential payments we may have to pay in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position for 2009 or in subsequent periods.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

RECENTLY ISSUED ACCOUNTING STANDARDS

Disclosures about Postretirement Benefit Plans

In December 2008, FASB issued Financial Statement of Position No. FAS 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” providing guidance on an employer’s disclosures about plans assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (calendar year-end 2009 for Fortune Brands). FSP FAS 132(R)-1 will require additional disclosure relating to plan assets.

Business Combinations

On January 1, 2009, we adopted Statement of Financial Accounting Standards (FAS) No. 141 (revised 2007) (FAS 141R), “Business Combinations.” FAS 141R replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. FAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of FAS 141R. The adoption of FAS 141R may result in increased volatility in the results of our operations to the extent that uncertain tax positions related to prior acquisitions are resolved more or less favorably than originally estimated.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” FAS 160 amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement has been applied prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions, including the U.S. housing market,

•	competitive market pressures (including pricing pressures),

•	customer defaults and related bad debt expense,

•	consolidation of trade customers,

•	successful development of new products and processes,

•	ability to secure and maintain rights to intellectual property,

•

risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures and, integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

•	changes related to the U.S. and international distribution structure in the Company’s Spirits business,

•	ability to attract and retain qualified personnel,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangible assets,

•	historical consolidated financial statements that may not be indicative of future conditions and results,

•	interest rate fluctuations,

•	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers, and

•	any possible downgrades of the Company’s credit ratings, as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of May 1, 2009, there were approximately eight smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2008. See “Pending Cases” below.

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

Pending Cases

There were no pending smoking and health proceedings in which the Company has been named as a defendant other than as previously reporting in Exhibit 99 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Terminated Cases

No tobacco-related cases were terminated in the three months ended March 31, 2009.

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that models of Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. Acushnet is defending this action vigorously. Acushnet stipulated to infringement and a jury trial on the validity of the patent claims asserted by Callaway was conducted in December 2007. The jury was provided evidence related to nine claims contained in the four patents and returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of the 2007 Pro V1 and Pro V1x golf ball models as of January 1, 2009. Acushnet has appealed this matter to the United States Court of Appeals for the Federal Circuit requesting that the appellate court reverse the verdict, vacate the trial court’s injunction and find as a matter of law that Callaway’s asserted patents are invalid.

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

Acushnet believes, and counsel advises, that it has asserted meritorious arguments in its appeal to the Federal Circuit court, including the fact that the PTO has issued final actions determining that all four of the patents on which Callaway’s infringement claims were based are invalid. An adverse determination on appeal would likely result in the case being remanded for a trial on damages. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the lawsuit could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

In late 2008, Acushnet introduced what it believes to be non-infringing modified versions of the then current Pro V1 models into the market. In February 2009, Acushnet introduced new improved versions of the Pro V1 models, which it also believes are non-infringing. On March 3, 2009, Callaway filed a lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 ball infringe two of Callaway’s patents. Acushnet is defending this action vigorously and believes it has meritorious defenses. In the event that Callaway ultimately prevails, however, Acushnet could potentially lose the ability to sell these products. This could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

On March 3, 2009, Acushnet filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that Callaway’s Tour i and Tour ix balls infringe nine of Acushnet’s patents.

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

Item 1A.	RISK FACTORS.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2008.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation, as amended April 30, 2009, of the Company is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2009, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Form of Performance Award Notice and Terms and Conditions for 2009-2011 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.

10.2*	Form of Notice of Cash Performance Award and Terms and Conditions for the 2009-2011 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan between the Company and Christopher J. Klein.

10.3	Form of Fortune Brands, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2009, Commission file number 1-9076.

10.4	Second Amendment to the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC. (Registrant)

Date: May 8, 2009	/s/ Craig P. Omtvedt
Craig P. Omtvedt Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation, as amended April 30, 2009, of the Company is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2009, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Form of Performance Award Notice and Terms and Conditions for 2009-2011 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.

10.2*	Form of Notice of Cash Performance Award and Terms and Conditions for the 2009-2011 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan between the Company and Christopher J. Klein.

10.3	Form of Fortune Brands, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2009, Commission file number 1-9076.

10.4	Second Amendment to the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.