Form 10-Q
period 2009-06-30
FORTUNE BRANDS INC
filed 2009-08-07
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).     Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)   ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at July 31, 2009 was 150,247,088.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$264.6	$163.3
Accounts receivable, net	1,055.5	918.5
Inventories
Maturing spirits	1,204.1	1,128.1
Other raw materials, supplies and work in process	340.1	366.7
Finished products	443.1	480.6

	1,987.3	1,975.4
Other current assets	449.0	410.9

Total current assets	3,756.4	3,468.1

Property, plant and equipment, net	1,475.6	1,553.9
Goodwill resulting from business acquisitions	3,624.8	3,571.8
Other intangible assets resulting from business acquisitions, net	3,265.6	3,211.4
Other assets	273.5	286.7

Total assets	$12,395.9	$12,091.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Liabilities and equity
Current liabilities
Notes payable to banks	$54.5	$31.6
Current portion of long-term debt	9.9	5.0
Accounts payable	396.4	387.7
Other current liabilities	895.7	765.8

Total current liabilities	1,356.5	1,190.1

Long-term debt	4,724.9	4,688.6
Deferred income taxes	721.1	700.0
Accrued pension and postretirement benefits	419.5	442.2
Other non-current liabilities	270.2	371.4

Total liabilities	7,492.2	7,392.3

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.4	5.5
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	736.0	716.4
Accumulated other comprehensive loss	(310.4)	(478.4)
Retained earnings	7,057.6	7,046.2
Treasury stock, at cost	(3,332.0)	(3,337.7)

Total Fortune Brands stockholders’ equity	4,890.6	4,686.0
Noncontrolling interests	13.1	13.6

Total equity	4,903.7	4,699.6

Total liabilities and equity	$12,395.9	$12,091.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	2009	2008
Net sales	$3,179.7	$3,901.5

Cost of products sold	1,701.7	2,077.4
Excise taxes on spirits	224.7	223.8
Advertising, selling, general and administrative expenses	937.5	1,029.8
Amortization of intangible assets	16.7	24.9
Restructuring charges	45.7	10.1
Intangible asset impairment charges	—	324.3

Operating income	253.4	211.2

Interest expense	105.9	118.8
Other expense, net	14.1	14.1

Income from continuing operations before income taxes	133.4	78.3
Income taxes	23.9	14.0

Income from continuing operations	109.5	64.3
Income from discontinued operations	—	122.3

Net income	109.5	186.6
Less: Net loss (income) attributable to noncontrolling interests	2.3	(69.9)

Net income attributable to Fortune Brands	$107.2	$256.5

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$107.2	$134.2
Income from discontinued operations, net of tax	—	122.3

Net income attributable to Fortune Brands	$107.2	$256.5

Earnings per common share
Basic
Continuing operations	$0.71	$0.87
Discontinued operations	—	0.80

Net income attributable to Fortune Brands common stockholders	$0.71	$1.67

Diluted
Continuing operations	$0.71	$0.86
Discontinued operations	—	0.79

Net income attributable to Fortune Brands common stockholders	$0.71	$1.65

Dividends paid per common share	$0.63	$0.84

Average number of common shares outstanding
Basic	150.2	153.5

Diluted	151.5	155.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	2009	2008
Net sales	$1,740.8	$2,095.4

Cost of products sold	914.8	1,099.7
Excise taxes on spirits	123.6	128.7
Advertising, selling, general and administrative expenses	491.9	538.4
Amortization of intangible assets	8.4	12.5
Restructuring charges	9.2	7.8
Intangible asset impairment charges	—	324.3

Operating income (loss)	192.9	(16.0)

Interest expense	53.4	58.2
Other expense, net	9.6	13.7

Income (loss) from continuing operations before income taxes	129.9	(87.9)
Income tax expense (income)	29.3	(38.4)

Income (loss) from continuing operations	100.6	(49.5)
Income from discontinued operations	—	109.4

Net income	100.6	59.9
Less: Net loss (income) attributable to noncontrolling interests	0.8	(76.1)

Net income attributable to Fortune Brands	$99.8	$136.0

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$99.8	$26.6
Income from discontinued operations, net of tax	—	109.4

Net income attributable to Fortune Brands	$99.8	$136.0

Earnings per common share
Basic
Continuing operations	$0.66	$0.17
Discontinued operations	—	0.72

Net income attributable to Fortune Brands common stockholders	$0.66	$0.89

Diluted
Continuing operations	$0.66	$0.17
Discontinued operations	—	0.71

Net income attributable to Fortune Brands common stockholders	$0.66	$0.88

Dividends paid per common share	$0.19	$0.42

Average number of common shares outstanding
Basic	150.2	153.0

Diluted	151.6	155.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(in millions)

(Unaudited)

	2009	2008
Operating activities
Net income	$109.5	$186.6
Non-cash pre-tax (income) expense:
Restructuring charges	9.0	2.8
Depreciation	114.8	106.5
Amortization	18.0	24.9
Stock-based compensation	20.1	19.7
Deferred income taxes	(17.7)	(1.2)
Dividends paid to noncontrolling interests	(2.8)	(14.1)
Intangible asset impairment charges	—	324.3
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6.2	(91.5)
Decrease (increase) in inventories	61.5	(62.0)
Increase (decrease) in accounts payable	24.1	(46.4)
Decrease in accrued expenses and other liabilities	(129.3)	(146.4)
Decrease in accrued taxes	(1.3)	(266.1)
Other operating activities, net	19.9	(3.2)

Net cash provided by operating activities	232.0	33.9

Investing activities
Capital expenditures	(57.9)	(71.9)
Proceeds from the disposition of assets	8.5	6.8
Acquisitions, net of cash acquired, and divestitures	(77.6)	(1.9)
Investments in affiliates	(41.7)	—
Return of investment in affiliates	37.6	—
Loans from affiliates	19.7	—

Net cash used by investing activities	(111.4)	(67.0)

Financing activities
Increase in short-term debt and commercial paper, net	4.4	415.7
Issuance of long-term debt	896.1	—
Repayment of long-term debt	(849.4)	(200.0)
Dividends to stockholders	(94.9)	(129.0)
Cash purchases of common stock for treasury	—	(141.4)
Proceeds received from exercise of stock options	3.4	10.9
Tax benefit on exercise of stock options	0.3	2.1
Other financing activities, net	—	20.2

Net cash used by financing activities	(40.1)	(21.5)

Effect of foreign exchange rate changes on cash	20.8	11.6

Net increase (decrease) in cash and cash equivalents	$101.3	$(43.0)

Cash and cash equivalents at beginning of period	$163.3	$203.7

Cash and cash equivalents at end of period	$264.6	$160.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non- controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	$(3,086.9)	$15.6	$5,701.1
Comprehensive income
Net income	—	—	—	—	256.5	—	3.4 (2)	259.9
Translation adjustments, net of effect of hedging activities	—	—	—	159.3	—	—	—	159.3
Pension and postretirement benefit adjustments	—	—	—	1.9	—	—	—	1.9

Total comprehensive income	—	—	—	161.2	256.5	—	3.4	421.1

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(5.3)	(5.3)
Dividends ($0.84 per Common share and $1.335 per Preferred share)	—	—	—	—	(129.0)	—	—	(129.0)
Treasury stock purchases (2.0 shares)	—	—	—	—	—	(141.4)	—	(141.4)
Stock-based compensation	—	—	24.0	—	(1.0)	13.2		36.2
Tax benefit on exercise of stock options	—	—	2.5	—	—	—	—	2.5
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.9)	—	—	1.0	—	—

Balance at June 30, 2008	$5.6	$734.0	$709.9	$510.3	$7,125.8	$(3,214.1)	$13.7	$5,885.2

Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	107.2	—	2.3	109.5
Translation adjustments, net of effect of hedging	—	—	—	145.5	—	—	—	145.5
Pension and postretirement benefit adjustments	—	—	—	22.5	—	—	—	22.5

Total comprehensive income	—	—	—	168.0	107.2	—	2.3	277.5

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(2.8)	(2.8)
Dividends ($0.63 per Common share and $1.335 per Preferred share)	—	—	—	—	(94.9)	—	—	(94.9)
Stock-based compensation	—	—	19.6	—	(0.9)	5.3	—	24.0
Tax benefit on exercise of stock options	—	—	0.3	—	—	—	—	0.3
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.3)	—	—	0.4	—	—

Balance at June 30, 2009	$5.4	$734.0	$736.0	$(310.4)	$7,057.6	$(3,332.0)	$13.1	$4,903.7

(1)	Accumulated other comprehensive income (loss)

(2)

2008 net income on the condensed consolidated statement of stockholders’ equity includes $73.3 million of income from noncontrolling interests that was repurchased on September 30, 2008 and was classified on the balance sheet in mezzanine equity until repurchased.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Fortune Brands” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of June 30, 2009, the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2009 and 2008 and the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements adjusted for adoption of Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” but does not include all disclosures required by generally accepted accounting principles.

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165 (FAS 165), “Subsequent Events.” FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted FAS 165 as of June 30 2009. Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued.

This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Recently Issued Accounting Standards

Transfer of Financial Assets

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (FAS 166), “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” FAS 166 amends the guidance on transfer of financial assets. It includes a) elimination of the concept of a qualifying special-purpose entity, b) clarifies and changes derecognition criteria for a transfer, and c) enhances disclosures about risks that a transferor continues to be exposed to because of continuing involvement in transferred financial assets. FAS 166 is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). This statement would currently have no impact on our financial statements or disclosures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Consolidation of Variable Interest Entities

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (FAS 167), “Amendments to FASB Interpretation No. 46(R).” FAS 167 amends Interpretation No. 46(R), including a) a new approach for determining who should consolidate a variable interest entity (VIE) and b) changing when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). FAS 167 is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). We are currently evaluating the impact of FAS 167 on our financial statements and disclosures.

Disclosures about Postretirement Benefit Plans

In December 2008, the FASB issued Financial Statement of Position No. FAS 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” providing guidance on an employer’s disclosures about plans assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (calendar year-end 2009 for Fortune Brands). FSP FAS 132(R)-1 will require additional disclosure relating to plan assets.

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

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, we adopted FAS 160 that amends Accounting Research Bulletin No. 51, establishing accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This Statement changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement has been applied prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented.

3.	Acquisition

In June 2009, the Spirits business acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac. The acquisition has been included in consolidated results from the date of acquisition. The acquisition was not material for the purposes of supplemental disclosure in accordance with FAS 141R. The acquisition and divestiture did not have a material impact on our consolidated financial statements. Refer to Note 6, “Related Party,” for information about the acquisition of international spirits sales and distribution companies.

4.	Discontinued Operations

In the third quarter of 2007, we sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery. In December 2007, we sold the remaining U.S. wine assets to Constellation Brands, Inc. for $887.0 million. The statement of income for the six and three months ended June 30, 2008 reflected our U.S. Wine business as a discontinued operation.

The following table summarizes the results of the discontinued operations for the six and three months ended June 30, 2008. There was no income statement impact from discontinued operations for the six and three months ended June 30, 2009.

(in millions)	Six Months Ended June 30, 2008	Three Months Ended June 30, 2008
Net sales	$—	$—
Income from discontinued operations before income taxes	$4.0	$4.0
Income tax benefits	(118.3)	(105.4)

Income from discontinued operations, net of income taxes	$122.3	$109.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Discontinued Operations (Continued)

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

5.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3,624.8 million as of June 30, 2009. The increase in goodwill of $53.0 million during the six months ended June 30, 2009 compared to December 31, 2008 was due to foreign currency translation adjustments ($44.3 million) and acquisition-related adjustments associated with our acquisitions ($8.7 million) of EFFEN vodka, which was acquired in June 2009, and Cruzan rum, which was acquired in September 2008.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Balance at December 31, 2008	Acquisition-Related Adjustments	Translation Adjustments	Balance at June 30, 2009
Spirits	$2,098.2	$8.7	$41.0	$2,147.9
Home and Hardware	1,461.8	—	3.3	1,465.1
Golf	11.8	—	—	11.8

Total goodwill, net	$3,571.8	$8.7	$44.3	$3,624.8

We also had indefinite-lived intangible assets, principally trade names, of $2,685.1 million and $2,682.4 million as of June 30, 2009 and December 31, 2008, respectively. The increase of $2.7 million was due to changes in foreign currency translation adjustments, partly offset by the reclassification of a tradename from an indefinite-lived to amortizable intangible asset.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

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

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

(in millions)	As of June 30, 2009				As of December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets	$2,757.1	$(72.0	)(1)	$2,685.1	$2,754.4	$(72.0	)(1)	$2,682.4
Amortizable intangible assets
Trade names	568.9	(170.1)		398.8	505.5	(161.2)		344.3
Customer and contractual relationships	271.4	(132.0)		139.4	262.9	(123.1)		139.8
Patents/proprietary technology	40.5	(30.0)		10.5	40.5	(29.0)		11.5
Licenses and other	45.3	(13.5)		31.8	45.3	(11.9)		33.4

Total	926.1	(345.6)		580.5	854.2	(325.2)		529.0

Total identifiable intangibles	$3,683.2	$(417.6)		$3,265.6	$3,608.6	$(397.2)		$3,211.4

(1)	Accumulated amortization prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Intangible amortization was $16.7 million and $24.9 million for the six months ended June 30, 2009 and 2008, respectively. Intangible amortization was $8.4 million and $12.5 million for the three months ended June 30, 2009 and 2008, respectively. These decreases were primarily due to lower amortization associated with the write-down of definite-lived intangible assets in 2008.

In the second quarter of 2008, we recorded pre-tax intangible asset impairment charges in the Home and Hardware business of $324.3 million, primarily for Therma-Tru door and Simonton window brands, as a result of the impact of a worse than anticipated decline in the U.S. home products market. In 2009, we have not recorded any intangible asset impairment charges.

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

The Edrington Alliance and Maxxium Worldwide B.V.

Prior to March 30, 2009, BGSW owned a 25% interest in the Maxxium Worldwide B.V. (Maxxium) international sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S and The Edrington Group Ltd. (TEG). In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are facilitating an orderly transition or winding down of Maxxium operations. We believe that our remaining investment in Maxxium of $8.3 million will be recovered in conjunction with transitioning to the alliance with TEG.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Related Parties (Continued)

In September 2008, BGSW and TEG entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. The distribution alliance provided that BGSW and TEG acquire all or portions of certain distribution companies wholly-owned by Maxxium. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. In April 2009, we paid €54.8 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium subsidiaries. These acquisitions were accounted for using the purchase method in accordance with FAS 141R. In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities. These entities are accounted for under the equity method. The final purchase price allocation will be completed after asset and liability valuations are finalized. Final adjustments will affect the fair value assigned to the assets, including intangible assets, and assumed liabilities. The acquisition was not material for the purposes of supplemental disclosure in accordance with FAS 141R.

We had guaranteed certain credit facilities and bank loans of Maxxium that terminated March 31, 2009. Guarantees of the credit facilities of the new joint venture entities in the alliance with TEG entered into after April 1, 2009 are not material.

Noncontrolling Interest Held by V&S Group

V&S owned a 10% interest in BGSW until we repurchased the noncontrolling interest in July 2008. In the six and three months ended June 30, 2008, we recorded an $87.9 million decrease in the fair value of the noncontrolling interest as net income attributable to noncontrolling interests.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income Taxes

The effective income tax rate for both the six months ended June 30, 2009 and 2008 was 17.9%. The 2009 effective tax rate was favorably impacted by higher tax benefits from restructuring and restructuring-related charges relative to lower taxed income before these charges. In addition, the effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was also impacted by tax expense of $7.8 million to adjust taxes payable for a prior period item. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001 – 2002 federal tax returns and tax credits associated with the conclusion of our 2004 – 2005 federal tax audit. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

The effective income tax rate for the three months ended June 30, 2009 and 2008 was 22.6% and 43.7%, respectively. The 2009 effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2008 effective rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001 – 2002 federal tax returns and tax credits associated with the conclusion of our 2004 – 2005 federal tax audit. Additionally, the 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 to $100 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments

Net sales and operating income for the six months ended June 30, 2009 and 2008 by segment were as follows:

	Six Months Ended June 30,
(in millions)	2009	2008	% Change vs. Prior Year
Net Sales
Spirits	$1,086.3	$1,123.2	(3.3)%
Home and Hardware	1,380.6	1,929.5	(28.4)
Golf	712.8	848.8	(16.0)

Net Sales	$3,179.7	$3,901.5	(18.5)%
Operating Income (Loss)
Spirits	$268.9	$267.2	0.6%
Home and Hardware	(18.9)	(141.8)	86.7
Golf	52.6	119.6	(56.0)
Corporate expenses	(49.2)	(33.8)	(45.6)

Operating Income	$253.4	$211.2	(20.0)%

Net sales and operating income for the three months ended June 30, 2009 and 2008 by segment were as follows:

	Three Months Ended June 30,
(in millions)	2009	2008	% Change vs. Prior Year
Net Sales
Spirits	$600.0	$607.9	(1.3)%
Home and Hardware	775.0	1,035.1	(25.1)
Golf	365.8	452.4	(19.1)

Net Sales	$1,740.8	$2,095.4	(16.9)%
Operating Income (Loss)
Spirits	$140.3	$138.6	1.2%
Home and Hardware	36.0	(202.7)	—
Golf	43.6	68.1	(36.0)
Corporate expenses	(27.0)	(20.0)	(35.0)

Operating Income (Loss)	$192.9	$(16.0)	—%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Income from continuing operations	$107.2	$134.2	$99.8	$26.6
Income from discontinued operations	—	122.3	—	109.4

Net income attributable to Fortune Brands	107.2	256.5	99.8	136.0
Less: Preferred stock dividends	0.2	0.2	0.1	0.1

Income attributable to Fortune Brands common stockholders – basic	107.0	256.3	99.7	135.9
Convertible Preferred stock dividends	0.2	0.2	0.1	0.1

Income attributable to Fortune Brands common stockholders – diluted	$107.2	$256.5	$99.8	$136.0

Weighted average number of common shares outstanding – basic	150.2	153.5	150.2	153.0
Conversion of Convertible Preferred stock	1.2	1.2	1.2	1.2
Exercise of stock options	0.1	1.1	0.2	1.1

Weighted average number of common shares outstanding – diluted	151.5	155.8	151.6	155.3

Earnings per common share
Basic
Continuing operations	$0.71	$0.87	$0.66	$0.17
Discontinued operations	—	0.80	—	0.72

Net income attributable to Fortune Brands	$0.71	$1.67	$0.66	$0.89

Diluted
Continuing operations	$0.71	$0.86	$0.66	$0.17
Discontinued operations	—	0.79	—	0.71

Net income attributable to Fortune Brands	$0.71	$1.65	$0.66	$0.88

For the six and three months ended June 30, 2009 and 2008, certain stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (the exercise price exceeded the average stock price). These excluded stock options were approximately 13.5 million and 8.7 million shares for the six months ended June 30, 2009 and 2008, respectively. These excluded stock options were approximately 13.1 million and 8.7 million shares for the three months ended June 30, 2009 and 2008, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$13.7	$15.7	$1.2	$1.6
Interest cost	31.3	28.8	4.0	4.5
Expected return on plan assets	(37.7)	(34.7)	—	—
Amortization of prior service cost (credit)	1.3	1.2	(0.5)	(0.6)
Amortization of net losses (gains)	6.6	3.7	(0.7)	0.1
Curtailment and settlement losses (gains)	8.3	—	(0.1)	—

Net periodic benefit cost	$23.5	$14.7	$3.9	$5.6

Curtailment losses related to the downsizing or closure of facilities in the Home and Hardware and Golf businesses. Settlement losses related to retirement of an executive officer.

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$5.7	$7.7	$0.5	$0.8
Interest cost	15.5	14.3	1.6	2.2
Expected return on plan assets	(18.7)	(17.3)	—	—
Amortization of prior service cost (credit)	0.7	0.6	(0.2)	(0.3)
Amortization of net losses (gains)	2.9	1.7	(0.8)	—
Curtailment and settlement losses (gains)	7.1	—	(0.1)	—

Net periodic benefit cost	$13.2	$7.0	$1.0	$2.7

11.	Long-Term Debt

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6 3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. Net proceeds of $496.7 million are less price discounts of $0.3 million and underwriting fees of $3.0 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 were as follows:

	Fair Value at Using Significant Other Observable Inputs (Level 2)
(in millions)	June 30, 2009	December 31, 2008
Assets
Derivative financial instruments	$22.6	$49.0
Deferred compensation program assets	42.0	50.4

Total assets	$64.6	$99.4
Liabilities
Derivative financial instruments	$17.5	$18.0
Deferred compensation program liabilities	42.0	50.4

Total liabilities	$59.5	$68.4

Derivatives are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies, interest rate swaps or commodity swaps of forecasted commodity purchases. Deferred compensation programs assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

We enter into commodity swaps to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swaps outstanding as of June 30, 2009.

In the second quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $500 million. The swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and are classified as fair value hedges in accordance with the Statement of Financial Accounting Standard No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedge Activities.”

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2009 was $889.6 million.

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

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheet as of June 30, 2009 were:

(in millions)	Balance Sheet Location	Fair Value
Asset derivatives	Other current assets	$12.8
	Other non-current assets	9.8
Liability derivatives	Other current liabilities	17.5

The effect of derivative instruments on the statement of income and other comprehensive income (OCI) for the six months ended June 30, 2009 was:

(in millions)	Gain (Loss)			Gain (Loss) Recognized In Income (Ineffective Portion)
	Recognized In OCI (Effective Portion)	Recognized in Income
		Location of Gain (Loss) Recognized in Income	Reclassified from AOCI(1)
Type of hedge				Location	Amount
Cash flow	$7.0
		Net sales	$9.2
		Cost of sales	18.1
				Other expense, net	$3.9
Fair value		Cost of sales	(0.2)
		Interest expense	0.9
		Other expense, net	(12.4)
Net investment	0.4		—		—

Total	$7.4		$15.6		$3.9

(1)	Accumulated other comprehensive income

In the six and three months ended June 30, 2009, we recognized gains of $3.9 million and $1.4 million, respectively, in Other expense, net, related to the ineffective portion of cash flow hedges. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with the requirements of FAS No. 52, “Foreign Currency Translation,” and FAS 133. The effective portion of the change in the fair value of net investment hedges was recorded in the cumulative translation adjustment account within accumulated other comprehensive income and totaled $24.2 million as of June 30, 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Guarantees and Commitments

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium Worldwide B.V., our Spirits business’s former international sales and distribution joint venture. Since April 1, 2009, we have been providing a similar guarantee of 50% of the credit facilities of Maxxium España S.L., reflecting our ownership in the joint venture with TEG. We currently guarantee two credit facilities totaling €11 million (approximately $15 million). In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium España S.L., of $0.1 million existed as of June 30, 2009 to reflect the fair value of the guarantee.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $26.0 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees of $0.5 million as of June 30, 2009 as a liability on our financial statements in accordance with FIN 45.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for the six months ended June 30, 2009 and 2008 are shown below.

(in millions)	Six Months Ended June 30, 2009
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$4.3	$0.6	$(1.3)	$3.6
Home and Hardware	16.0	22.7	1.0	39.7
Golf	21.7	1.5	1.0	24.2
Corporate	3.7	—	—	3.7

	$45.7	$24.8	$0.7	$71.2

(in millions)	Six Months Ended June 30, 2008
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$3.9	$—	$8.1	$12.0
Home and Hardware	6.2	2.6	3.7	12.5

	$10.1	$2.6	$11.8	$24.5

(1)	General and administrative expenses

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges (Continued)

Pre-tax restructuring and restructuring-related charges for the three months ended June 30, 2009 and 2008 are shown below.

(in millions)	Three Months Ended June 30, 2009
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$3.6	$0.6	$(3.3)	$0.9
Home and Hardware	4.1	3.3	0.5	7.9
Golf	(2.2)	0.2	0.5	(1.5)
Corporate	3.7	—	—	3.7

	$9.2	$4.1	$(2.3)	$11.0

(in millions)	Three Months Ended June 30, 2008
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$3.9	$—	$7.1	$11.0
Home and Hardware	3.9	—	1.5	5.4

	$7.8	$—	$8.6	$16.4

(1)	General and administrative expenses

Spirits charges in 2009 related to our business repositioning including strategic route-to-market initiatives in the U.S. and international markets, and supply chain activities. Home and Hardware charges were primarily due to supply chain realignment, and capacity and cost reduction initiatives, including the announced closure of three additional U.S. manufacturing facilities, as well as workforce and shift reductions. For the six months ended June 30, 2009, restructuring charges of $16.0 million primarily consisted of $9.9 million for workforce reductions, $3.8 million for fixed assets write-downs, and $2.3 for lease contract termination and other costs. The credit in the second quarter of 2009 for the Spirits business was due to adjustments to business repositioning costs. Home and Hardware restructuring-related charges consisted primarily of accelerated depreciation associated with facilities being closed. Golf restructuring charges of $21.7 million for the six months ended June 30, 2009 were primarily due to a company-wide workforce reduction ($20.3 million) and the closure of a shoe manufacturing facility ($1.4 million). Golf restructuring-related charges were associated with disposing of inventory at a closed facility and other costs associated with the workforce reduction. The credit in the second quarter of 2009 for the Golf business reflected a change in estimate with regard to workforce reduction liabilities. Corporate charges related to costs incurred with the disposal of fixed assets.

Spirits restructuring-related charges in 2008 related to one-time charges for targeted repositioning actions. Home and Hardware charges in 2008 principally related to supply chain realignment and cost reduction initiatives.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges (Continued)

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2008	2009 Provision	Cash Expenditures	Non-Cash Charges	Balance at June 30, 2009
Workforce reductions	$30.7	$30.7	$(29.8)	$0.4	$32.0
Asset write-downs	—	9.0	—	(9.0)	—
Contract termination costs	7.3	3.6	(1.3)	0.8	10.4
Other	1.7	2.4	(3.6)	(0.1)	0.4

	$39.7	$45.7	$(34.7)	$(7.9)	$42.8

We expect that all remaining payments will be made within the next twelve months except for long-term lease obligations for facilities no longer in use.

(in millions)	Balance at December 31, 2007	2008 Provision	Cash Expenditures	Non-Cash Charges	Balance at June 30, 2008
Workforce reductions	$9.3	$8.9	$(8.9)	$—	$9.3
Asset write-downs	—	2.5	0.4	(2.9)	—
Contract termination costs	3.7	(0.3)	(2.1)	—	1.3
Other	1.3	(1.0)	(0.3)	—	—

	$14.3	$10.1	$(10.9)	$(2.9)	$10.6

16.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at June 30, 2009 were deferred losses of $5.0 million related to the cash flow hedging of forecasted transactions denominated in foreign currencies.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Accumulated Other Comprehensive Income (Loss) (Continued)

Total comprehensive income attributable to Fortune Brands for the three months ended June 30, 2009 and 2008 is shown below.

(in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net income attributable to Fortune Brands	$99.8	$136.0
Translation adjustments, net of effect of hedging	266.9	33.8
Pension and postretirement benefit adjustments	20.9	0.9

Total comprehensive income	387.6	170.7
Comprehensive income attributable to noncontrolling interests	0.8	1.5	(1)

Comprehensive income attributable to Fortune Brands	$388.4	$172.2

(1)

2008 net income on the condensed consolidated statement of stockholders’ equity includes $77.6 million of income from noncontrolling interests that was repurchased on September 30, 2008 and was classified on the balance sheet in mezzanine equity until repurchased.

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

Separately, subsequent to the trial in the United States District Court, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents on which Callaway’s infringement claims were based are invalid. The PTO also issued a Right of Appeal Notice on all four of the patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals. Callaway has thus far filed an appeal regarding two of the four patents.

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

Other Litigation (Continued)

In late 2008, Acushnet introduced what it believes to be non-infringing modified versions of the then current Pro V1 models into the market. In February 2009, Acushnet introduced new improved versions of the Pro V1 models, which it also believes are non-infringing. On March 3, 2009, Callaway filed a lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two of Callaway’s patents. Acushnet is defending this action vigorously and believes it has meritorious defenses. In the event that Callaway ultimately prevails, however, Acushnet could potentially lose the ability to sell these products. This could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

In addition, on March 3, 2009, Acushnet filed with the PTO a reexamination request for the two patents asserted by Callaway. The PTO has accepted the reexaminations and has issued first office actions that reject all of the claims of both patents as invalid on multiple grounds.

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

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6 3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. In addition, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $500 million.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

	Net Sales
			% Change
(in millions)	2009	2008	vs. Prior Year
Spirits	$1,086.3	$1,123.2	(3.3)%
Home and Hardware	1,380.6	1,929.5	(28.4)
Golf	712.8	848.8	(16.0)

Net Sales	$3,179.7	$3,901.5	(18.5)%

	Operating Income
			% Change
	2009	2008	vs. Prior Year
Spirits	$268.9	$267.2	0.6%
Home and Hardware	(18.9)	(141.8)	86.7
Golf	52.6	119.6	(56.0)
Corporate expenses	(49.2)	(33.8)	(45.6)

Operating Income	$253.4	$211.2	(20.0)%

Net Sales

Net sales decreased $721.8 million, or 19%, to $3.2 billion primarily due to:

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business,

•	the impact of the U.S. economy and reduced consumer discretionary spending, and

•	unfavorable foreign exchange (approximately $159 million).

Sales benefited from:

•	newly introduced products and line extensions in all segments,

•	selected price increases in the Home and Hardware and Spirits businesses, and

•	the impact of acquisitions (approximately $47 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Cost of products sold

Cost of products sold decreased $375.7 million, or 18%, primarily on lower sales across all segments and cost reduction programs in the Home and Hardware and Golf businesses.

Excise taxes on spirits

Excise taxes on spirits were up approximately 133 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percent of total Company sales, as well as due to a higher percent of U.S. spirits sales compared to international spirits sales with lower excise taxes. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $92.3 million, or 9%, primarily as a result of lower variable sales-related expenses and a decrease in advertising and promotion spending.

Amortization of intangible assets

Amortization of intangible assets decreased $8.2 million to $16.7 million due to the impact of intangible asset impairment charges for definite-lived intangible assets in 2008.

Intangible asset impairment charges

In the first half of 2009, we have not recorded any intangible asset impairment charges. In the second quarter of 2008, we recorded pre-tax intangible asset impairment charges in the Home and Hardware business of $324.3 million, primarily for Therma-Tru door and Simonton window brands, as a result of the impact of a worse than anticipated decline in the U.S. home products market.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

Restructuring charges

For the six months ended June 30, 2009, we recorded restructuring charges of $45.7 million. These charges related to workforce reductions in the Golf and Home and Hardware businesses, including closure of a shoe manufacturing facility and three additional Home and Hardware manufacturing facilities in the U.S., as well as reductions in general and administrative costs, and charges associated with strategic route-to-market initiatives in our international spirits markets.

For the six months ended June 30, 2008, we recorded restructuring charges of $10.1 million related to supply chain realignment and cost reduction initiatives in the Home and Hardware business, as well as costs for supply chain activities in the Spirits business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income increased $42.2 million, or 20%, primarily due to the absence of intangible asset impairment charges in 2008 ($324.3 million), partly offset by the impact of lower sales and related adverse operating leverage, as well as higher restructuring and restructuring-related charges ($46.7 million), mainly in the Home and Hardware business and Golf businesses. Operating income benefited from reduced cost structures and lower advertising and promotion spending.

Interest expense

Interest expense decreased $12.9 million, or 11%, to $105.9 million, primarily due to lower average interest rates, partly offset by higher average debt.

Other expense, net

Other expense, net was even with prior year. Other expense, net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions. Other expense, net benefited from the absence of the 2008 write-down of our investment in Maxxium Worldwide B.V. (Maxxium) ($25.1 million). It was unfavorably impacted by our share of seasonal losses and transition expenses from the international spirits joint ventures ($11.6 million) and the absence of amortization of deferred income related to our Future Brands LLC (Future Brands) U.S. distribution joint venture since the remaining balance was recognized upon our repurchase of the Future Brands minority interest in September 2008 ($13.5 million).

Income taxes

The effective income tax rate for both the six months ended June 30, 2009 and 2008 was 17.9%. The 2009 effective tax rate was favorably impacted by higher tax benefits from restructuring and restructuring-related charges relative to lower taxed income before these charges. In addition, the effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was also impacted by tax expense of $7.8 million to adjust taxes payable for a prior period item. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001 – 2002 federal tax returns and tax credits associated with the conclusion of our 2004 – 2005 federal tax audit. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

Noncontrolling interests

Noncontrolling interest expense was $2.3 million compared to income of $69.9 million last year primarily due to the $87.9 million gain recorded in 2008 from a reduction in the fair value of the minority interest in the Spirits business repurchased in July 2008.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income from continuing operations attributable to Fortune Brands common stockholders

Income from continuing operations was $107.2 million, or $0.71 per basic and diluted share, for the six months ended June 30, 2009. These results compared to $134.2 million, or $0.87 per basic share and $0.86 per diluted share, for the six months ended June 30, 2008. The $27.0 million decrease in income from continuing operations was primarily due to the $87.9 million gain recorded in 2008 from a reduction in the fair value of the minority interest in the Spirits business repurchased in July 2008, partially offset by higher operating income ($42.2 million).

Income from discontinued operations

There was no income from discontinued operations for the six months ended June 30, 2009. Income from discontinued operations for the six months ended June 30, 2008 of $122.3 million, or $0.80 per basic and $0.79 per diluted share, was due to one-time tax benefits from a capital loss carry forward position associated with the sale of the U.S. Wine business, as well as, the revision to the calculation of the state tax benefit on the gain on the sale of the U.S. Wine business.

Results of Operations By Segment

Spirits

Net sales decreased $36.9 million, or 3%, to $1,086.3 million, primarily due to unfavorable foreign exchange ($71 million) and lower sales in international markets on a constant currency basis, including transitional issues such as the impact of a 2008 Australian excise tax on ready-to-drink products and a change in distribution in Mexico. Sales benefited from acquisitions (approximately $47 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium), higher pricing, and the introduction of new products.

Operating income was essentially the same as in 2008. Lower sales volume and increased operating costs associated with our route-to-market initiatives were offset by price increases, a shift in the timing of brand spending to the second half of the year, and lower restructuring-related charges.

We expect to incur additional restructuring and restructuring-related charges of approximately $10 million over the next three to six months related to our previously approved U.S. and international route-to-market strategic initiatives. In 2009, we expect operating income to be adversely affected by a net impact of approximately $30 million due to costs associated with our U.S. and international route-to-market initiatives.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits (Continued)

In September 2008, Beam Global Spirits & Wine, Inc. (BGSW) and The Edrington Group Ltd. (TEG) entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. Prior to March 30, 2009, BGSW was a 25% partner in the Maxxium international sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S Group (V&S) and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the Maxxium joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are facilitating an orderly transition or winding down of Maxxium operations.

Factors that could adversely affect results include consumers trading down to lower price points, competitive pricing activities, potential changes to commercial and operational risk in the transition from the Maxxium joint venture to the alliance with TEG, changes to third party distribution, changes in customer inventory levels in international markets, and the possibility of excise and other tax increases, including internationally. In April 2008, the Australian government increased excise taxes on ready-to-drink products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Beam’s pre-mixed products including Jim Beam and Cola. Operating income was negatively affected by the excise tax increase until its impact was annualized at the end of April 2009. In addition, there have been excise tax increases in several U.S. states in 2009.

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Spirits business’s international operations and moderated during the first six months of 2009. Based on exchange rates as of June 30, 2009, we expect the continued impact of adverse foreign exchange on operating income in 2009 to be approximately $20 to $25 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware

Net sales decreased $548.9 million, or 28%, to $1,380.6 million. The decrease was primarily attributable to the downturn in the U.S. home products market and the U.S. economic recession. These factors resulted in a substantial decrease in new home construction compared to the first half of 2008, a mix shift to lower-priced products, and lower repair and remodeling spending, particularly on big-ticket items such as cabinetry and entry doors. Sales benefited modestly from new products and line extensions, as well as the impact of select price increases and share gains with key customers.

Operating income increased $122.9 million to a loss of $18.9 million, continuing to be negatively impacted by substantially lower sales and the resulting unfavorable coverage of manufacturing and overhead costs. In addition, restructuring and restructuring-related charges were $27.2 million higher than the same period in 2008 due to continuing efforts to reduce manufacturing capacity, and general and administrative costs. In the first half of 2009, we announced the closure of three additional plants. Operating income benefited from the absence of intangible asset impairment charges in 2008 ($324.3 million) and lower cost structures in all areas of the business.

We anticipate that the restructuring initiatives will generate savings that pay back the cash costs in three years or less. Restructuring and restructuring-related charges for currently approved projects are expected to be approximately $50 million for all of 2009.

We anticipate that the categories of the U.S. home products market in which we compete will decline in 2009 in the range of 25%. As a result, we believe our sales in 2009 will be significantly lower than 2008. Our business will continue to face pressures resulting from significant adverse operating leverage, potential increased price competition, and a shift to lower-priced product. In addition, we may see increases in bad debt expenses as our customers continue to face financial pressures. We may also incur additional restructuring charges to further rationalize our supply chains. We will continue to strive to mitigate the impact of the downturn through ongoing cost reductions as well as through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the repair-and-remodel segment of the U.S. home products market. As we continue to respond to the downturn in the U.S. home products market, our restructuring initiatives to reduce manufacturing capacity and administrative costs, and exit lower return product lines, may result in further impairments of assets.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf

Net sales decreased $136.0 million, or 16%, to $712.8 million, primarily due to the impact of soft demand in the U.S. and Western Europe across all product categories, including lower consumer demand for discretionary purchases such as golf clubs, lower sales of corporate custom golf balls, and unfavorable foreign exchange ($54 million). Net sales benefited from higher constant currency sales in Asian markets.

Operating income decreased $67.0 million, or 56%, to $52.6 million primarily due to restructuring and restructuring-related charges of $24.2 million mainly related to workplace reductions and the closure of a footwear manufacturing facility, and unfavorable foreign currency ($8 million), as well as lower sales and related unfavorable operating leverage. Operating income benefited from cost recovery actions and lower operating expenses, including reduced advertising and promotion.

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

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Golf business’s international operations. We expect the continued impact of adverse foreign exchange on operating income for the full year 2009 to be approximately $25 million.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March of 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. More recently, they adopted a rule change to allow greater adjustability in golf clubs, which went into effect January 1, 2008. In August of 2008, the USGA and R&A adopted a rule change, effective January 1, 2010, further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rules change will not apply to most golfers until January 1, 2024. It will be implemented on professional tours beginning in 2010 and then in other elite amateur competitions beginning 2014. All products shipped into the marketplace after December 31, 2010 must comply with the new groove specification. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies and the competitive dynamic among industry participants, potentially impacting our Golf business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Corporate

Corporate expenses of $49.2 million, which include salaries, benefits and expenses related to corporate office employees, increased $15.4 million primarily due to pension settlement costs, timing of share-based compensation, and expenses associated with the disposition of fixed assets.

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

	Net Sales
			% Change
(in millions)	2009	2008	vs. Prior Year
Spirits	$600.0	$607.9	(1.3)%
Home and Hardware	775.0	1,035.1	(25.1)
Golf	365.8	452.4	(19.1)

Net Sales	$1,740.8	$2,095.4	(16.9)%

	Operating Income
			% Change
	2009	2008	vs. Prior Year
Spirits	$140.3	$138.6	1.2%
Home and Hardware	36.0	(202.7)	—
Golf	43.6	68.1	(36.0)
Corporate expenses	(27.0)	(20.0)	(35.0)

Operating Income	$192.9	$(16.0)	—%

Net Sales

Net sales decreased $354.6 million, or 17%, to $1.7 billion primarily due to:

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business,

•	the impact of the U.S. economy and reduced consumer discretionary spending, and

•	unfavorable foreign exchange (approximately $79 million).

Sales benefited from:

•	newly introduced products and line extensions in all segments,

•	the impact of acquisitions ($33 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium), and

•	select price increases in the Home and Hardware and Spirits businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Cost of products sold

Cost of products sold decreased $184.9 million, or 17%, primarily on lower sales across all segments and cost reduction programs in the Home and Hardware business.

Excise taxes on spirits

Excise taxes on spirits were up approximately 96 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percent of total Company sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $46.5 million, or 9%, primarily as a result of lower variable sales-related expenses and a reduction in advertising and promotion spending.

Amortization of intangible assets

Amortization of intangible assets decreased $4.1 million to $8.4 million due to the impact of intangible asset impairment charges for definite-lived intangible assets in 2008.

Intangible asset impairment charges

In the second quarter of 2009, we did not record any intangible asset impairment charges. In the second quarter of 2008, we recorded pre-tax intangible asset impairment charges in the Home and Hardware business of $324.3 million, primarily for Therma-Tru door and Simonton window brands, as a result of the impact of a worse than anticipated decline in the U.S. home products market.

Restructuring charges

For the three months ended June 30, 2009, we recorded restructuring charges of $9.2 million. These charges primarily related to previously announced supply-chain realignment, and capacity and cost reduction initiatives in the Home and Hardware business, as well as route-to-market and supply chain initiatives in the Spirits business.

For the three months ended June 30, 2008, we recorded restructuring charges of $7.8 million related to supply chain realignment and cost reduction initiatives in the Home and Hardware business and supply chain activities in the Spirits business.

Operating income

Operating income increased $208.9 million, primarily due to the absence of intangible asset impairment charges recorded in 2008 ($324.3 million), partly offset by the impact of lower sales and related adverse operating leverage. Operating income benefited from reduced cost structures across all businesses.

Interest expense

Interest expense decreased $4.8 million, or 8%, to $53.4 million, primarily due to lower average interest rates, partly offset by higher average debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Other expense, net

Other expense, net decreased $4.1 million to $9.6 million. Other expense, net benefited from the absence of the 2008 write-down of our investment in Maxxium ($25.1 million). It was unfavorably impacted by net unfavorable foreign currency transaction losses and the absence of amortization of deferred income related to our Future Brands U.S. distribution joint venture since the remaining balance was recognized upon our repurchase of the Future Brands minority interest in September 2008 ($6.8 million).

Income taxes

The effective income tax rate for the three months ended June 30, 2009 and 2008 was 22.6% and 43.7%, respectively. The 2009 effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2008 effective rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001 – 2002 federal tax returns and tax credits associated with the conclusion of our 2004 – 2005 federal tax audit. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million.

Noncontrolling interests

Noncontrolling interest expense was $0.8 million compared to income of $76.1 million last year. The decrease of $76.9 million was primarily due to the absence of an $87.9 million gain in 2008 from a reduction in the fair value of the 10% minority interest in the Spirits business, as a result of the valuation by an independent third party performed in connection with the repurchase of the minority interest.

Income from continuing operations attributable to Fortune Brands common stockholders

Income from continuing operations was $99.8 million, or $0.66 per basic and diluted share, for the three months ended June 30, 2009. These results compared to $26.6 million, or $0.17 per basic share and diluted share, for the three months ended June 30, 2008. The increase of $73.2 million was primarily due to the absence of the $87.9 million gain in 2008 from a reduction in the fair value of the 10% minority interest in the Spirits business, as well as higher operating income in our Home and Hardware business, which benefited from absence of intangible asset impairment charges in 2008.

Income from discontinued operations

There was no income from discontinued operations for the three months ended June 30, 2009. Income from discontinued operations for the three months ended June 30, 2008 of $109.4 million, or $0.72 per basic and $0.71 per diluted share, primarily due to one-time tax benefits from a capital loss carry forward position associated with the sale of the U.S. Wine business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales decreased $7.9 million, or 1%, to $600.0 million, primarily due to unfavorable foreign exchange (approximately $39 million). Net sales also decreased from lower U.S. sales largely as a result of customers maintaining more consistent inventory levels compared to the second quarter of 2008 due to our U.S. distributor program commenced in late 2008 which facilitates lower and more consistent distributor inventory levels. Sales benefited from acquisitions (approximately $33 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium), higher pricing, and the introduction of new products. International sales were even with prior year on a constant currency basis.

Operating income increased $1.7 million, or 1%, to $140.3 million, primarily due to price increases, a shift in the timing of brand spending to the second half of 2009, and the benefit of lower restructuring-related costs were largely offset by lower sales volume and increased operating costs associated with our U.S. and international route-to-market initiatives.

Home and Hardware

Net sales decreased $260.1 million, or 25%, to $775.0 million. The decrease was primarily attributable to the downturn in the U.S. home products market, the U.S. economic recession, and the credit crisis. The combination of these factors resulted in a substantial decrease in new home construction compared to the second quarter of 2008, a mix shift to lower-priced products, and lower repair and remodeling spending particularly on big-ticket items such as cabinetry and entry doors. Sales benefited modestly from new products and line extensions, as well as the impact of select price increases.

Operating income increased $238.7 million to $36.0 million, primarily due to the absence of intangible asset impairment charges recorded in 2008 ($324.3 million), as well as from reduction in costs in all areas of the business. Operating income was unfavorably impacted by the continuing negative impact of substantially lower sales and the resulting unfavorable coverage of manufacturing and overhead costs.

Golf

Net sales decreased $86.6 million, or 19%, to $365.8 million primarily due to the impact of soft demand in the U.S. and Western Europe, including lower consumer demand for discretionary purchases of golf equipment and unfavorable foreign exchange ($24 million). The decrease was across all product lines with the exception of Titleist golf club sales that were even with the prior year. Net sales benefited from higher constant currency sales in Asian markets.

Operating income decreased $24.5 million, or 36%, to $43.6 million, primarily due to lower sales and related unfavorable operating leverage, and higher promotional programs, partly offset by cost recovery actions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Corporate

Corporate expenses of $27.0 million, which include salaries, benefits and expenses related to corporate office employees, increased $7.0 million primarily due to pension settlement costs, timing of share-based compensation and expenses associated with the disposition of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

The global credit crisis improved in 2009, but general economic conditions remain challenging and volatility in capital and credit markets may continue. We believe, however, that we have sufficient liquidity to fund our operations.

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

On April 27, 2009 the Company reduced its indicative annual dividend rate from $1.76 per share to $0.76 per share. This change in dividend rate is expected to decrease cash for dividend payments by approximately $110 million in 2009 and $150 million on an annual basis.

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6  3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. Net proceeds of $496.7 million are less price discounts of $0.3 million and underwriting fees of $3.0 million

We currently have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings to non-investment grade or a prolonged global economic decline and credit crisis may impact our access to long-term capital markets, increase interest rates on some of our corporate debt, and weaken operating cash flow and liquidity, potentially impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows

Net cash provided by operating activities was $232.0 million for the six months ended June 30, 2009 compared to $33.9 million for the same six-month period last year. The increase in cash provided of $198.1 million was principally due to lower working capital reflecting lower sales volume and working capital improvement initiatives, including the benefit from higher year-to-date reductions of inventory levels compared to December 2007 in our Golf business, as well as the absence of taxes paid in 2008 related to the 2007 sale of the U.S. Wine business.

Net cash used by investing activities for the six months ended June 30, 2009 increased by $44.4 million to $111.4 million, compared with a $67.0 million used in the same six-month period last year, primarily due to the purchase of the Beam international sales and distribution companies in April 2009 (approximately $66 million net of cash acquired), partly offset by a reduction in capital spending of $14.0 million.

Net cash used by financing activities for the six months ended June 30, 2009 was $40.1 million, compared with $21.5 million in the same six-month period last year. The increase of $18.6 million was primarily due to a higher cash balance at June 30, 2009 compared to June 30, 2008, partly offset by the absence of repurchases of common stock from 2008 ($141.4 million). We estimate that a net cash outflow in 2009 of approximately $30 million will result from our purchase of the international spirits distribution companies from Maxxium (wholly-owned and 50%-owned), net of dividends we will receive from our residual interest in Maxxium.

Capitalization

Total debt increased $64.0 million during the six-month period ended June 30, 2009 to $4.8 billion. The ratio of total debt to total capital decreased to 49.4% at June 30, 2009 from 50.1% at December 31, 2008 primarily due to higher net income and an increase in equity due to foreign currency translation effects, partly offset by dividends paid in the first half of 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capitalization (Continued)

We have a $2.0 billion, 5-year committed revolving credit agreement, which matures in October 2010. A total of $335.0 million was outstanding under this credit agreement as of June 30, 2009. In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011, and was used to repay a €300 million note due January 30, 2009. The interest rates under both credit facilities are variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating. These two credit facilities are for general corporate purposes. Both credit facilities include a minimum Consolidated Interest Coverage Ratio requirement of 3.5 to 1.0 as the only financial covenant. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. At June 30, 2009 and December 31, 2008, we exceeded this ratio by a wide margin. We continue to believe the possibility of violating this covenant is remote. No other debt instruments require financial ratio covenants.

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6 3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. Net proceeds of $496.7 million are less price discounts of $0.3 million and underwriting fees of $3.0 million.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Trade receivables were $1,055.5 million as of June 30, 2009 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $67.6 million as of June 30, 2009, an increase from $59.4 million at June 30, 2008. The current conditions in the global credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the U.S. housing downturn and the global credit crisis may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at June 30, 2009 was $22.6 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

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

Dividends

A summary of 2009 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.44 per share	January 28, 2009	February 11, 2009	March 2, 2009
$0.19 per share	April 27, 2009	May 13, 2009	June 1, 2009
$0.19 per share	July 28, 2009	August 12, 2009	September 1, 2009

On April 28, 2009, we announced a decrease in the dividend on common stock to align our dividend with our historical payout ratio. We believe that this was a prudent course of action in the current environment and is in the best long-term interest of our stockholders.

A summary of 2009 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 28, 2009	February 11, 2009	March 10, 2009
$0.6675 per share	April 27, 2009	May 13, 2009	June 10, 2009
$0.6675 per share	July 28, 2009	August 12, 2009	September 10, 2009

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

Guarantees and Commitments

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium Worldwide B.V., our Spirits business’s former international sales and distribution joint venture. Since April 1, 2009, we have been providing a similar guarantee of 50% of the credit facilities of Maxxium España S.L., reflecting our ownership in the joint venture with TEG. We currently guarantee two credit facilities totaling €11 million (approximately $15 million). In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability, with an offsetting increase in the investment in Maxxium España S.L., of $0.1 million existed as of June 30, 2009 to reflect the fair value of the guarantee.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $26.0 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees on our financial statements in accordance with FIN 45. The liability related to this guarantee was $0.5 million as of June 30, 2009.

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

FORTUNE BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Transfer of Financial Assets

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 166 (FAS 166), “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” FAS 166 amends the guidance on transfer of financial assets. It includes a) elimination of the concept of a qualifying special-purpose entity, b) clarifies and changes derecognition criteria for a transfer, and c) enhances disclosures about risks that a transferor continues to be exposed to because of continuing involvement in transferred financial assets. FAS 166 is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). This statement would currently have no impact on our financial statements or disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (FAS 167), “Amendments to FASB Interpretation No. 46(R).” FAS 167 amends Interpretation No. 46(R), including a) a new approach for determining who should consolidate a variable interest entity (VIE) and b) changing when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). FAS 167 is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). We are currently evaluating the impact of FAS 167 on our financial statements and disclosures.

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

In the second quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $500 million. The swap agreements hedge changes in fair value on a portion of our existing fixed rate debt issuance that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and are classified as fair value hedges in accordance with FAS 133.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below. The Company is in the process of reviewing the internal control structure of the spirits sales and distribution companies acquired from Maxxium Worldwide B.V. in the second quarter of 2009 and, if necessary, we will make appropriate changes as we incorporate our controls and procedures into these acquisitions.

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

As of August 1, 2009, there were approximately eight smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2008. See “Pending Cases” below.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended June 30, 2009.

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

Separately, subsequent to the trial in the United States District Court, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents on which Callaway’s infringement claims were based are invalid. The PTO also issued a Right of Appeal Notice on all four of the patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals. Callaway has thus far filed an appeal regarding two of the four patents.

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

In late 2008, Acushnet introduced what it believes to be non-infringing modified versions of the then current Pro V1 models into the market. In February 2009, Acushnet introduced new improved versions of the Pro V1 models, which it also believes are non-infringing. On March 3, 2009, Callaway filed a lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two of Callaway’s patents. Acushnet is defending this action vigorously and believes it has meritorious defenses. In the event that Callaway ultimately prevails, however, Acushnet could potentially lose the ability to sell these products. This could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

In addition, on March 3, 2009, Acushnet filed with the PTO a reexamination request for the two patents asserted by Callaway. The PTO has accepted the reexaminations and has issued first office actions that reject all of the claims of both patents as invalid on multiple grounds.

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

Item 1A.	RISK FACTORS.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2008.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on April 28, 2009.

(b)	The Company’s Restricted Certificate of Incorporation currently provides for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with staggered terms of office and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The four nominees for Class II directors, Mr. Bruce A. Carbonari, Mrs. Ann F. Hackett, Mr. David M. Thomas and Mr. Ronald V. Waters, III were duly elected at the 2009 Annual Meeting for a term of office expiring at the 2012 Annual Meeting. The terms of office of the Class I directors, Mr. Richard A. Goldstein, Mr. Pierre E. Leroy and Mr. A. D. David Mackay, and the terms of office of the Class III directors, Mrs. Anne M. Tatlock, Mr. Norman H. Wesley and Mr. Peter M. Wilson, continued after the 2009 Annual Meeting.

(c)	(i) The four nominees for Class II directors were elected by a majority of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: (A) Mr. Carbonari: 125,703,636 votes for and 3,983,087 votes withheld; (B) Mrs. Hackett: 126,268,341 votes for and 3,418,382 votes withheld; (C) Mr. Thomas: 126,033,127 votes for and 3,653,596 votes withheld; and (D) Mr. Waters: 125,745,150 votes for and 3,941,574 votes withheld.

(ii) A proposal (designated Item 2 and set forth in Company’s Proxy Statement), approved by the Board of Directors, to ratify PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2009, was approved by a majority of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 127,896,870 shares voted for the proposal, 1,499,387 shares voted against the proposal and 275,103 shares abstained.

(iii) A proposal (designated Item 3 and set forth in the Company’s Proxy Statement), approved by the Board of Directors, to approve amendments to the Company’s Restated Certificate of Incorporation to provide for the annual election of directors, was approved by a majority of the combined votes cast by the holders of the Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 127,732,141 shares voted for the proposal, 1,556,547 shares voted against the proposal and 398,034 shares abstained.

(iv) A stockholder proposal (designated Item 4 and set forth in Company’s Proxy Statement), to adopt and implement simple majority voting, was approved by a majority of the combined votes cast by the holders of Company’s Common Stock and $2.67 Convertible Preferred Stock voting thereon: 83,267,086 shares voted for the proposal; 25,368,876 shares voted against the proposal; 1,019,489 shares abstained; and 20,031,272 were broker non-votes.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation, as amended April 30, 2009, of the Company is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2009, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

4.1	Indenture dated as of April 15, 1999 between the Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076.

4.2	Form of Global Note for the Company’s 6.375% Notes due 2014 is incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on June 12, 2009, Commission file number 1-9076.

10.1	Underwriting Agreement dated June 9, 2009 between the Company, Barclays Capital Inc. and J.P. Morgan Securities Inc. on behalf of several underwriters named therein in connection with the sale and offer of $500 million aggregate principal amount of the Company’s 6.375% Notes due 2014 is incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed June 12, 2009, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRLInstance Document.

101.SCH*	XBRLTaxonomy Extension Schema Document.

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document.

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document.

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS, INC. (Registrant)

Date: August 7, 2009	/s/ Craig P. Omtvedt
Craig P. Omtvedt Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation, as amended April 30, 2009, of the Company is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2009, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

4.1	Indenture dated as of April 15, 1999 between the Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076.

4.2	Form of Global Note for the Company’s 6.375% Notes due 2014 is incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on June 12, 2009, Commission file number 1-9076.

10.1	Underwriting Agreement dated June 9, 2009 between the Company, Barclays Capital Inc. and J.P. Morgan Securities Inc. on behalf of several underwriters named therein in connection with the sale and offer of $500 million aggregate principal amount of the Company’s 6.375% Notes due 2014 is incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed June 12, 2009, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRLInstance Document.

101.SCH*	XBRLTaxonomy Extension Schema Document.

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document.

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document.

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.