Form 10-Q
period 2009-09-30
FORTUNE BRANDS INC
filed 2009-11-06
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at October 31, 2009 was 150,342,365.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$260.1	$163.3
Accounts receivable, net	969.0	918.5
Inventories
Maturing spirits	1,224.7	1,128.1
Other raw materials, supplies and work in process	327.2	366.7
Finished products	472.3	480.6

	2,024.2	1,975.4
Other current assets	445.6	410.9

Total current assets	3,698.9	3,468.1

Property, plant and equipment, net	1,463.5	1,553.9
Goodwill resulting from business acquisitions	3,588.1	3,571.8
Other intangible assets resulting from business acquisitions, net	3,279.2	3,211.4
Other assets	302.0	286.7

Total assets	$12,331.7	$12,091.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Liabilities and equity
Current liabilities
Notes payable to banks	$36.4	$31.6
Current portion of long-term debt	11.7	5.0
Accounts payable	417.9	387.7
Other current liabilities	922.2	765.8

Total current liabilities	1,388.2	1,190.1

Long-term debt	4,428.4	4,688.6
Deferred income taxes	726.8	700.0
Accrued pension and postretirement benefits	421.2	442.2
Other non-current liabilities	282.0	371.4

Total liabilities	7,246.6	7,392.3

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.3	5.5
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	750.7	716.4
Accumulated other comprehensive loss	(242.8)	(478.4)
Retained earnings	7,153.2	7,046.2
Treasury stock, at cost	(3,329.4)	(3,337.7)

Total Fortune Brands stockholders’ equity	5,071.0	4,686.0
Noncontrolling interests	14.1	13.6

Total equity	5,085.1	4,699.6

Total liabilities and equity	$12,331.7	$12,091.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	2009	2008
Net sales	$4,897.6	$5,823.3

Cost of products sold	2,595.1	3,083.9
Excise taxes on spirits	350.0	346.3
Advertising, selling, general and administrative expenses	1,422.2	1,524.4
Amortization of intangible assets	25.2	37.3
Restructuring charges	47.2	41.1
Intangible asset impairment charges	—	324.3

Operating income	457.9	466.0

Interest expense	161.0	179.2
Other expense (income), net	7.2	(271.0)

Income from continuing operations before income taxes	289.7	557.8
Income taxes	55.0	185.4

Income from continuing operations	234.7	372.4
Income from discontinued operations	—	152.5

Net income	234.7	524.9
Less: Noncontrolling interests	3.4	(67.5)

Net income attributable to Fortune Brands	$231.3	$592.4

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$231.3	$439.9
Income from discontinued operations, net of tax	—	152.5

Net income attributable to Fortune Brands	$231.3	$592.4

Earnings per common share
Basic
Continuing operations	$1.54	$2.89
Discontinued operations	—	1.00

Net income attributable to Fortune Brands common stockholders	$1.54	$3.89

Diluted
Continuing operations	$1.53	$2.85
Discontinued operations	—	0.98

Net income attributable to Fortune Brands common stockholders	$1.53	$3.83

Dividends paid per common share	$0.82	$1.28

Average number of common shares outstanding
Basic	150.2	152.3

Diluted	151.7	154.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	2009	2008
Net sales	$1,717.9	$1,921.8

Cost of products sold	893.4	1,006.5
Excise taxes on spirits	125.3	122.5
Advertising, selling, general and administrative expenses	484.7	494.6
Amortization of intangible assets	8.5	12.4
Restructuring charges	1.5	31.0

Operating income	204.5	254.8

Interest expense	55.1	60.4
Other income, net	(6.9)	(285.1)

Income from continuing operations before income taxes	156.3	479.5
Income tax expense	31.1	171.4

Income from continuing operations	125.2	308.1
Income from discontinued operations	—	30.2

Net income	125.2	338.3
Less: Noncontrolling interests	1.1	2.4

Net income attributable to Fortune Brands	$124.1	$335.9

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$124.1	$305.7
Income from discontinued operations, net of tax	—	30.2

Net income attributable to Fortune Brands	$124.1	$335.9

Earnings per common share
Basic
Continuing operations	$0.82	$2.04
Discontinued operations	—	0.20

Net income attributable to Fortune Brands common stockholders	$0.82	$2.24

Diluted
Continuing operations	$0.82	$2.01
Discontinued operations	—	0.20

Net income attributable to Fortune Brands common stockholders	$0.82	$2.21

Dividends paid per common share	$0.19	$0.44

Average number of common shares outstanding
Basic	150.3	150.0

Diluted	152.0	151.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(in millions)

(Unaudited)

	2009	2008
Operating activities
Net income	$234.7	$524.9
Non-cash pre-tax (income) expense:
Restructuring charges	10.0	10.8
Depreciation	164.9	159.8
Amortization	27.2	39.3
Stock-based compensation	35.3	28.2
Deferred income taxes	(15.4)	40.8
Dividends paid to noncontrolling interests	(2.9)	(15.1)
Gain on dividend distribution from Maxxium	(12.5)	—
Acceleration of Future Brands unamortized deferred gain	—	(72.0)
Maxxium investment write-downs	—	50.5
Intangible asset impairment charges	—	324.3
Changes in assets and liabilities:
Decrease in accounts receivable	112.9	50.6
Decrease (increase) in inventories	61.1	(69.4)
Increase (decrease) in accounts payable	2.5	(52.2)
Decrease in accrued expenses and other liabilities	(29.9)	(155.4)
Decrease in accrued taxes	(9.8)	(223.5)
Other operating activities, net	36.2	(12.3)

Net cash provided by operating activities	614.3	629.3

Investing activities
Capital expenditures	(91.2)	(106.1)
Proceeds from the disposition of assets	14.4	11.2
Acquisitions, net of cash acquired, and divestitures	(77.6)	(104.1)
Investments in affiliates	(41.7)	—
Return of investment in affiliates	58.4	—

Net cash used by investing activities	(137.7)	(199.0)

Financing activities
(Decrease) increase in short-term debt and commercial paper, net	(3.6)	658.7
Issuance of long-term debt	895.8	—
Repayment of long-term debt	(1,194.3)	(204.8)
Dividends to stockholders	(123.5)	(195.1)
Cash purchases of common stock for treasury	—	(278.6)
Proceeds received from exercise of stock options	4.9	15.3
Tax benefit on exercise of stock options	0.4	3.0
Redemption of the 10% minority interest in our Spirits business	—	(455.0)

Net cash used by financing activities	(420.3)	(456.5)

Effect of foreign exchange rate changes on cash	40.5	(2.0)

Net increase (decrease) in cash and cash equivalents	$96.8	$(28.2)

Cash and cash equivalents at beginning of period	$163.3	$203.7

Cash and cash equivalents at end of period	$260.1	$175.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 and 2008

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non- controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	$(3,086.9)	$15.6	$5,701.1
Comprehensive income
Net income	—	—	—	—	592.4	—	4.6 (2)	597.0
Translation adjustments, net of effect of hedging activities	—	—	—	(138.2)	—	—	—	(138.2)
Pension and postretirement benefit adjustments	—	—	—	2.6	—	—	—	2.6

Total comprehensive income	—	—	—	(135.6)	592.4	—	4.6	461.4

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(5.3)	(5.3)
Dividends ($1.28 per Common share and $2.0025 per Preferred share)	—	—	—	—	(261.2)	—	—	(261.2)
Treasury stock purchases (4.5 shares)	—	—	—	—	—	(278.6)	—	(278.6)
Stock-based compensation	—	—	32.7	—	(2.6)	18.0	—	48.1
Tax benefit on exercise of stock options	—	—	3.5	—	—	—	—	3.5
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(1.1)	—	—	1.2	—	—

Balance at September 30, 2008	$5.6	$734.0	$719.4	$213.5	$7,327.9	$(3,346.3)	$14.9	$5,669.0

Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	231.3	—	3.4	234.7
Translation adjustments, net of effect of hedging	—	—	—	210.8	—	—	—	210.8
Pension and postretirement benefit adjustments	—	—	—	24.8	—	—	—	24.8

Total comprehensive income	—	—	—	235.6	231.3	—	3.4	470.3

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(2.9)	(2.9)
Dividends ($0.82 per Common share and $2.0025 per Preferred share)	—	—	—	—	(123.5)	—	—	(123.5)
Stock-based compensation	—	—	34.8	—	(0.8)	7.1	—	41.1
Tax benefit on exercise of stock options	—	—	0.5	—	—	—	—	0.5
Conversion of preferred stock (<0.1 shares)	(0.2)	—	(1.0)	—	—	1.2	—	—

Balance at September 30, 2009	$5.3	$734.0	$750.7	$(242.8)	$7,153.2	$(3,329.4)	$14.1	$5,085.1

(1)	Accumulated other comprehensive income (loss)

(2)

2008 net income on the condensed consolidated statement of stockholders’ equity includes $72.1 million of income from noncontrolling interests that was repurchased on September 30, 2008 and was classified on the balance sheet in mezzanine equity until repurchased.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Fortune Brands” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of September 30, 2009, the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2009 and 2008 and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year. Subsequent events have been evaluated through November 6, 2009, the date the financial statements were issued.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements adjusted for adoption of the authoritative guidance on noncontrolling interests, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, but does not include all disclosures required by generally accepted accounting principles (GAAP).

This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Recently Issued Accounting Standards

Accounting Standards Codification

In July 2009, the FASB established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP. The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Transfer of Financial Assets

In June 2009, the FASB amended the existing authoritative guidance on transfer of financial assets (ASC 860). The new guidance a) eliminates of the concept of a qualifying special-purpose entity, b) clarifies and changes derecognition criteria for a transfer, and c) enhances disclosures about risks that a transferor continues to be exposed to because of continuing involvement in transferred financial assets. The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). It would currently have no impact on our financial statements or disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the existing authoritative guidance on variable interest entities (ASC 810), including a) a new approach for determining who should consolidate a variable interest entity (VIE) and b) changing when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). We are currently evaluating the impact on our financial statements and disclosures.

Disclosures about Postretirement Benefit Plans

In December 2008, the FASB amended the existing authoritative guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715). The amendment is effective for fiscal years ending after December 15, 2009 (calendar year-end 2009 for Fortune Brands). Additional disclosure relating to plan assets will be presented in our 2009 Annual Report on Form
10-K.

Business Combinations

On January 1, 2009, we adopted the revised authoritative guidance for business combinations (ASC 805), which establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired, and c) determines what information to disclose. All acquisition-related costs, including restructuring, are required to be recognized separately from the acquisition. This guidance eliminates adjustments to goodwill for uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). The adoption of this guidance may result in increased volatility in the results of our operations to the extent that uncertain tax positions related to acquisitions are resolved more or less favorably than originally estimated.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, we adopted the amended authoritative guidance on accounting and reporting for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary (ASC 810), which changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. The guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This guidance has been applied prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We are currently evaluating the impact on our financial statements and disclosures.

3.	Acquisition

In June 2009, the Spirits business acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac Company, Inc. The acquisition has been included in our consolidated results from the date of acquisition. The acquisition was not material for the purposes of supplemental disclosure in accordance with authoritative guidance on business combinations (ASC 805). The acquisition and divestiture did not have a material impact on our consolidated financial statements. Refer to Note 6, “Related Parties,” for information about the acquisition of international spirits sales and distribution companies.

On September 30, 2008, we acquired the premium Cruzan Rum business from Pernod Ricard S.A. (Pernod Ricard) for $100.0 million in cash. The acquisition was not material for the purposes of supplemental disclosure in accordance with authoritative guidance on business combinations.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Discontinued Operations

In the third quarter of 2007, we sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery. In December 2007, we sold the remaining U.S. wine assets to Constellation Brands, Inc. for $887.0 million. The statement of income for the nine and three months ended September 30, 2008 reflected our U.S. Wine business as a discontinued operation.

The following table summarizes the results of the discontinued operations for the nine and three months ended September 30, 2008. There was no income statement impact from discontinued operations for the nine and three months ended September 30, 2009.

(in millions)	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008
Net sales	$—	$—
Income from discontinued operations before income taxes	$4.0	$—
Income tax benefits	(148.5)	(30.2)

Income from discontinued operations, net of income taxes	$152.5	$30.2

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3,588.1 million as of September 30, 2009. The increase in goodwill of $16.3 million during the nine months ended September 30, 2009 compared to December 31, 2008 was due to foreign currency translation adjustments ($47.8 million), partly offset by acquisition-related adjustments related to EFFEN vodka acquired in June 2009, Cruzan rum acquired in September 2008, and certain subsidiaries of Maxxium Worldwide B.V. (Maxxium) acquired in April 2009, as well as adjustments to deferred tax liabilities of entities acquired in prior periods. See Note 6 for additional information on the acquisition of Maxxium subsidiaries.

The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Spirits	Home and Hardware	Golf	Total goodwill
Balance at December 31, 2008
Goodwill	$2,098.2	$1,913.1	$11.8	$4,023.1
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,098.2	$1,461.8	$11.8	$3,571.8
Translation adjustments	41.4	6.4	—	47.8
Acquisition-related adjustments	(15.5)	(16.0)	—	(31.5)
Balance at September 30, 2009
Goodwill	$2,124.1	$1,903.5	$11.8	$4,039.4
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,124.1	$1,452.2	$11.8	$3,588.1

We also had indefinite-lived intangible assets, principally tradenames, of $2,699.9 million and $2,682.4 million as of September 30, 2009 and December 31, 2008, respectively. The increase of $17.5 million was due to changes in foreign currency translation adjustments, partly offset by the reclassification of a tradename from an indefinite-lived to amortizable intangible asset.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

(in millions)	As of September 30, 2009				As of December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$2,771.9	$(72.0	)(1)	$2,699.9	$2,754.4	$(72.0	)(1)	$2,682.4
Amortizable intangible assets
Tradenames	577.6	(175.8)		401.8	505.5	(161.2)		344.3
Customer and contractual relationships	273.4	(136.9)		136.5	262.9	(123.1)		139.8
Patents/proprietary technology	40.5	(30.5)		10.0	40.5	(29.0)		11.5
Licenses and other	45.3	(14.3)		31.0	45.3	(11.9)		33.4

Total	936.8	(357.5)		579.3	854.2	(325.2)		529.0

Total identifiable intangibles	$3,708.7	$(429.5)		$3,279.2	$3,608.6	$(397.2)		$3,211.4

(1)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (ASC 350).

Indefinite-lived tradenames as of September 30, 2009 were comprised of $1,972.1 million in the Spirits segment, $661.1 million in the Home and Hardware segment and $66.7 million in the Golf segment.

Intangible amortization was $25.2 million and $37.3 million for the nine months ended September 30, 2009 and 2008, respectively. Intangible amortization was $8.5 million and $12.4 million for the three months ended September 30, 2009 and 2008, respectively. These decreases were primarily due to lower amortization associated with the write-down of definite-lived intangible assets in 2008.

In the second quarter of 2008, as a result of the impact of a worse than anticipated decline in the U.S. home products market, we concluded it was necessary, in accordance with accounting principles for goodwill and other intangible assets, to conduct an interim goodwill impairment test. As a result, we recorded pre-tax intangible asset impairment charges in the Home and Hardware business of $324.3 million, primarily for our Therma-Tru door and Simonton window brands. In 2009, we have not recorded any intangible asset impairment charges.

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

On September 30, 2008, we closed on a transaction that resulted in the early termination, as of September 30, 2008, of the U.S. distribution agreement between BGSW and the U.S. business of V&S recently acquired by Pernod Ricard. Under the agreement, Pernod Ricard paid Fortune Brands $230.0 million in cash in exchange for early termination of the distribution agreement, which was recorded in Other income, net, in the statement of income and we recognized the balance of unamortized deferred income of $72.0 million resulting from the initial payment in 2001 from V&S to establish the U.S. distribution joint venture (total $302.0 million pre-tax and $187.3 million after tax in the three and nine months ended September 30, 2008). The deferred gain was recognized as income because our obligations to our joint venture partner, V&S, to financially and operationally support the joint venture ceased when we redeemed V&S’s shares in Future Brands. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and did not have a material impact on the financial statements.

The Edrington Alliance and Maxxium Worldwide B.V.

Prior to March 30, 2009, BGSW owned a 25% interest in the Maxxium international spirits sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S and The Edrington Group Ltd. (TEG). In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are facilitating an orderly transition or winding down of Maxxium operations, which is now substantially complete. We account for Maxxium using the equity method. From April 2009 through September 30, 2009, we received dividend distributions from Maxxium totaling €42.9 million (approximately $58.4 million). The current carrying value of our investment in Maxxium is zero. In the third quarter of 2009, we recorded a gain of $12.5 million representing dividend distributions in excess of our carrying value.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Related Parties (Continued)

In September 2008, BGSW and TEG entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. The distribution alliance provided that BGSW and TEG acquire all or portions of certain distribution companies wholly-owned by Maxxium. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. In April 2009, we paid €54.8 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium subsidiaries. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations (ASC 805). In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities. These entities are accounted for under the equity method. The final purchase price allocation will be completed within the required measurement period after asset and liability valuations are finalized. Final adjustments may affect the fair value assigned to the assets, including intangible assets, and assumed liabilities. The acquisition was not material for the purposes of supplemental disclosure in accordance with authoritative guidance on business combinations.

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

The effective income tax rate for the nine months ended September 30, 2009 and 2008 was 19.0% and 33.2%, respectively. The 2009 effective tax rate was favorably impacted by higher tax benefits from restructuring and restructuring-related charges relative to lower taxed income before these charges. In addition, the effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was also favorably impacted by annual true-up adjustments related to tax returns filed in the current period. The 2009 income tax rate was unfavorably impacted by net tax expense of $8.5 million related to prior period items. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001 – 2002 federal tax returns and tax credits associated with the conclusion of our 2004 – 2005 federal tax audit. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million and a $50.5 million write-down in our Maxxium joint venture.

The effective income tax rate for the three months ended September 30, 2009 and 2008 was 19.9% and 35.7%, respectively. The 2009 effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was also favorably impacted by annual true-up adjustments related to tax returns filed in the current period. The 2008 effective rate was unfavorably impacted by the absence of a tax benefit on a $25.4 million write-down of our investment in the Maxxium joint venture and higher taxed income associated with the termination of the Spirits business’s U.S. distribution agreement.

In the third quarter of 2009, we determined that approximately $524 million of foreign subsidiary earnings were no longer considered permanently reinvested. Current and deferred taxes associated with these earnings were recorded and were not material.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 to $100 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Information on Business Segments

Net sales and operating income (loss) for the nine months ended September 30, 2009 and 2008 by segment were as follows:

	Nine Months Ended September 30,
(in millions)	2009	2008	% Change vs. Prior Year
Net Sales
Spirits	$1,723.2	$1,759.5	(2.1)%
Home and Hardware	2,183.0	2,907.1	(24.9)
Golf	991.4	1,156.7	(14.3)

Net Sales	$4,897.6	$5,823.3	(15.9)%
Operating Income (Loss)
Spirits	$414.3	$417.6	(0.8)%
Home and Hardware	51.9	(45.9)	—
Golf	62.3	143.6	(56.6)
Corporate expenses	(70.6)	(49.3)	(43.2)

Operating Income	$457.9	$466.0	(1.7)%

Net sales and operating income for the three months ended September 30, 2009 and 2008 by segment were as follows:

	Three Months Ended September 30,
(in millions)	2009	2008	% Change vs. Prior Year
Net Sales
Spirits	$636.9	$636.3	0.1%
Home and Hardware	802.4	977.6	(17.9)
Golf	278.6	307.9	(9.5)

Net Sales	$1,717.9	$1,921.8	(10.6)%
Operating Income
Spirits	$145.4	$150.4	(3.3)%
Home and Hardware	70.8	95.9	(26.2)
Golf	9.7	24.0	(59.6)
Corporate expenses	(21.4)	(15.5)	(38.1)

Operating Income	$204.5	$254.8	(19.7)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operations	$231.3	$439.9	$124.1	$305.7
Income from discontinued operations	—	152.5	—	30.2

Net income attributable to Fortune Brands	231.3	592.4	124.1	335.9
Less: Preferred stock dividends	0.4	0.4	0.1	0.1

Income attributable to Fortune Brands common stockholders – basic	230.9	592.0	124.0	335.8
Convertible Preferred stock dividends	0.4	0.4	0.1	0.1

Income attributable to Fortune Brands common stockholders – diluted	$231.3	$592.4	$124.1	$335.9

Weighted average number of common shares outstanding – basic	150.2	152.3	150.3	150.0
Conversion of Convertible Preferred stock	1.2	1.2	1.2	1.2
Exercise of stock options	0.3	1.0	0.5	0.7

Weighted average number of common shares outstanding – diluted	151.7	154.5	152.0	151.9

Earnings per common share
Basic
Continuing operations	$1.54	$2.89	$0.82	$2.04
Discontinued operations	—	1.00	—	0.20

Net income attributable to Fortune Brands	$1.54	$3.89	$0.82	$2.24

Diluted
Continuing operations	$1.53	$2.85	$0.82	$2.01
Discontinued operations	—	0.98	—	0.20

Net income attributable to Fortune Brands	$1.53	$3.83	$0.82	$2.21

For the nine and three months ended September 30, 2009 and 2008, certain stock options were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (the exercise price exceeded the average stock price). These excluded stock options were approximately 13.3 million and 8.7 million shares for the nine months ended September 30, 2009 and 2008, respectively. These excluded stock options were approximately 13.0 million and 8.6 million shares for the three months ended September 30, 2009 and 2008, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$20.9	$22.8	$1.8	$2.3
Interest cost	47.3	43.4	6.0	6.9
Expected return on plan assets	(56.0)	(51.7)	—	—
Amortization of prior service cost (credit)	1.9	2.1	(0.8)	(0.8)
Amortization of net losses (gains)	10.4	6.1	(1.0)	0.2
Curtailment and settlement losses (gains)	8.3	2.2	(0.1)	—

Net periodic benefit cost	$32.8	$24.9	$5.9	$8.6

Curtailment losses related to the downsizing or closure of facilities in the Home and Hardware and Golf businesses. Settlement losses related to the retirement of an executive officer.

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$7.2	$7.1	$0.6	$0.7
Interest cost	16.0	14.6	2.0	2.4
Expected return on plan assets	(18.3)	(17.0)	—	—
Amortization of prior service cost (credit)	0.6	0.9	(0.3)	(0.2)
Amortization of net losses (gains)	3.8	2.4	(0.3)	—
Curtailment and settlement losses	—	2.2	—	0.1

Net periodic benefit cost	$9.3	$10.2	$2.0	$3.0

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Long-Term Debt

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6  3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. Net proceeds of $496.7 million are less price discounts of $0.3 million and underwriting fees of $3.0 million.

In January 2009, we borrowed on our $400 million three-year term loan that matures in October 2011, to repay a €300 million note (approximately $394 million) that was due January 30, 2009. The interest rate under this term loan is variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating.

12.	Fair Value Measurements

On January 1, 2008, we adopted the authoritative guidance on fair value measurement (ASC 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. As permitted under this guidance, on January 1, 2009, we adopted the nonrecurring fair value measurement disclosures for nonfinancial assets and liabilities, such as goodwill and indefinite-lived intangible assets. The impact of adoption of this guidance was not material.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 were as follows:

(in millions)	Fair Value Using Significant Other Observable Inputs (Level 2)
	September 30, 2009	December 31, 2008
Assets
Derivative financial instruments	$28.0	$49.0
Deferred compensation program assets	45.5	50.4

Total assets	$73.5	$99.4
Liabilities
Derivative financial instruments	$24.0	$18.0
Deferred compensation program liabilities	45.5	50.4

Total liabilities	$69.5	$68.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments

Derivative financial instruments are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies, interest rate swaps or commodity swaps of forecasted commodity purchases. Deferred compensation programs assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

On January 1, 2009, we adopted the amendment on existing authoritative guidance on disclosures about derivatives and hedging (ASC 815). This guidance established the disclosure requirements for derivative financial instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of a) how and why derivatives are used, b) how derivative financial instruments and related hedged items are accounted for, and c) how they affect financial position, financial performance and cash flows.

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

We enter into commodity swaps to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swaps outstanding as of September 30, 2009.

In the second quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $500 million. The swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and are classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments (Continued)

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2009 was $1,111.9 million.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheet as of September 30, 2009 were:

(in millions)	Balance Sheet Location	Fair Value
Asset derivatives	Other current assets	$9.6
	Other non-current assets	18.4
Liability derivatives	Other current liabilities	24.0

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments (Continued)

The effect of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the nine months ended September 30, 2009 was:

(in millions)	Gain (Loss)
	Recognized In OCI (Effective Portion)	Recognized in Income
Type of hedge		Location of Gain (Loss) Recognized in Income	Amount
Cash flow	$20.5
		Net sales	$9.5
		Cost of sales	18.8
Fair value		Cost of sales	(0.2)
		Interest expense	4.9
		Other expense, net	(12.3)
Net investment	(0.1)		—

Total	$20.4		$20.7

(1)	Accumulated other comprehensive income

In the nine and three months ended September 30, 2009, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Guarantees and Commitments

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium Worldwide B.V., our Spirits business’s former international sales and distribution joint venture. Since April 1, 2009, we have been providing similar guarantees of 50% of the credit facilities of Maxxium España S.L., reflecting our ownership in the joint venture with TEG. Guarantees of the credit facilities of the new joint venture entities in the alliance with TEG are not material.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $24.3 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees of $0.5 million as of September 30, 2009 as a liability on our financial statements.

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. We cannot reasonably estimate potential payments under these divestiture-related indemnity obligations. The indemnities vary in duration, and in some cases the durations are indefinite. Because authoritative guidance on guarantees was effective after December 31, 2002, we did not record any liabilities in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2009 or in future periods.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges

Pre-tax restructuring and restructuring-related charges for the nine months ended September 30, 2009 and 2008 are shown below.

(in millions)	Nine Months Ended September 30, 2009
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$4.9	$0.6	$1.9	$7.4
Home and Hardware	16.8	23.6	3.2	43.6
Golf	21.8	1.3	1.5	24.6
Corporate	3.7	—	—	3.7

	$47.2	$25.5	$6.6	$79.3

(in millions)	Nine Months Ended September 30, 2008
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$22.1	$—	$11.9	$34.0
Home and Hardware	19.0	3.7	5.7	28.4

	$41.1	$3.7	$17.6	$62.4

Pre-tax restructuring and restructuring-related charges for the three months ended September 30, 2009 and 2008 are shown below.

(in millions)	Three Months Ended September 30, 2009
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$0.6	$—	$3.2	$3.8
Home and Hardware	0.8	0.9	2.2	3.9
Golf	0.1	(0.2)	0.5	0.4

	$1.5	$0.7	$5.9	$8.1

(in millions)	Three Months Ended September 30, 2008
	Restructuring Charges	Restructuring-Related		Total Charges
		Cost of Sales	G&A (1)
Spirits	$18.2	$—	$3.8	$22.0
Home and Hardware	12.8	1.1	2.0	15.9

	$31.0	$1.1	$5.8	$37.9

(1)	General and administrative expenses

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges (Continued)

Spirits restructuring and restructuring-related charges in 2009 of $7.4 million primarily related to our business repositioning, including strategic route-to-market initiatives in the U.S. and international markets, and supply chain activities. Home and Hardware charges were primarily due to supply chain realignment, and capacity and cost reduction initiatives, including the announced closure of seven additional U.S. manufacturing facilities, as well as workforce and shift reductions. For the nine months ended September 30, 2009, Home and Hardware restructuring charges of $16.8 million primarily consisted of $9.0 million for workforce reductions, $4.4 million for fixed assets write-downs, and $3.4 million for lease contract termination and other costs. Home and Hardware restructuring-related charges consisted primarily of accelerated depreciation associated with facilities being closed. Golf restructuring charges of $21.8 million for the nine months ended September 30, 2009 were primarily due to a company-wide workforce reduction ($20.5 million) and the closure of a shoe manufacturing facility ($1.3 million). Golf restructuring-related charges were primarily associated with discontinuance of a product line. Corporate charges related to costs incurred with the disposal of fixed assets.

Spirits restructuring charges for the nine months ended September 30, 2008 of $22.1 million included charges of $18.2 million to restructure our U.S. and international routes to market and primarily represented charges for workforce reduction and lease terminations. Restructuring charges also included costs for supply chain realignment ($3.9 million). Spirits restructuring-related charges for the nine months ended September 30, 2008 of $11.9 million were primarily costs for organizational repositioning and our strategic route-to-market initiative in the U.S. Home and Hardware charges in 2008 ($28.4 million) were primarily due to efforts to align costs and capacity with marketplace conditions, including the closure of additional U.S. manufacturing facilities.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2008	2009 Provision	Cash Expenditures	Non-Cash Charges	Balance at September 30, 2009
Workforce reductions	$30.7	$30.4	$(39.0)	$0.4	$22.5
Asset write-downs	—	9.5	0.4	(9.9)	—
Contract termination costs	7.3	2.4	(1.6)	0.9	9.0
Other	1.7	4.9	(5.6)	(0.1)	0.9

	$39.7	$47.2	$(45.8)	$(8.7)	$32.4

We expect that all remaining payments will be made within the next twelve months except for long-term lease obligations for facilities no longer in use.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Restructuring-Related Charges (Continued)

(in millions)	Balance at December 31, 2007	2008 Provision	Cash Expenditures	Non-Cash Charges	Balance at September 30, 2008
Workforce reductions	$9.3	$22.7	$(12.7)	$—	$19.3
Asset write-downs	—	7.8	0.5	(8.3)	—
Contract termination costs	3.7	11.4	(2.7)	(2.0)	10.4
Other	1.3	(0.8)	(0.4)	—	0.1

	$14.3	$41.1	$(15.3)	$(10.3)	$29.8

16.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, deferred net gains on treasury rate locks, and amortization of unrecognized net periodic pension and postretirement cost. Included in the foreign currency adjustments balance at September 30, 2009 were losses of $16.7 million related to the cash flow hedging of forecasted transactions denominated in foreign currencies.

Total comprehensive income attributable to Fortune Brands for the three months ended September 30, 2009 and 2008 is shown below.

	Three Months Ended September 30,
(in millions)	2009	2008
Net income attributable to Fortune Brands	$124.1	$335.9
Translation adjustments, net of effect of hedging	65.3	(297.5)
Pension and postretirement benefit adjustments	2.3	0.7

Total comprehensive income	191.7	39.1
Comprehensive income attributable to noncontrolling interests	1.1	1.2	(1)

Comprehensive income attributable to Fortune Brands	$192.8	$40.3

(1)

2008 net income on the condensed consolidated statement of stockholders’ equity includes $72.1 million of income from noncontrolling interests that was repurchased on September 30, 2008 and was classified on the balance sheet in mezzanine equity until repurchased.

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

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. Acushnet stipulated to infringement and a jury trial on the validity of the patent claims asserted by Callaway was conducted in December 2007. The jury was provided evidence related to nine claims contained in the four patents and returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial and that certain evidence supporting that defense may be available to Acushnet for the new trial. The District Court has scheduled a new trial for March 2010.

Separately, subsequent to the first trial in the District Court, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents on which Callaway’s infringement claims are based are invalid. The PTO also issued a Right of Appeal Notice on all four of the patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals. Callaway has filed appeals regarding all four of the patents with the Patent Board of Appeals.

In late 2008, Acushnet introduced what it believes to be non-infringing Pro V1 balls. In February 2009, Acushnet introduced new improved versions of the Pro V1 balls, which it also believes are non-infringing. On March 3, 2009, Callaway filed a lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two additional patents owned by Callaway.

In addition, on March 3, 2009, Acushnet filed with the PTO a reexamination request for the two additional patents asserted by Callaway. The PTO has accepted the reexaminations and has issued first office actions that reject all of the claims of both patents as invalid on multiple grounds.

Acushnet believes, and counsel advises, that it has meritorious defenses to all of the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

	Net Sales
			% Change
(in millions)	2009	2008	vs. Prior Year
Spirits	$1,723.2	$1,759.5	(2.1)%
Home and Hardware	2,183.0	2,907.1	(24.9)
Golf	991.4	1,156.7	(14.3)

Net Sales	$4,897.6	$5,823.3	(15.9)%

	Operating Income
			% Change
	2009	2008	vs. Prior Year
Spirits	$414.3	$417.6	(0.8)%
Home and Hardware	51.9	(45.9)	—
Golf	62.3	143.6	(56.6)
Corporate expenses	(70.6)	(49.3)	(43.2)

Operating Income	$457.9	$466.0	(1.7)%

Net Sales

Net sales decreased $925.7 million, or 16%, to $4.9 billion primarily due to:

•	the impact of the global economy and reduced consumer discretionary spending on all of our businesses,

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business, and

•	unfavorable foreign exchange (approximately $194 million).

Sales benefited from:

•	newly introduced products and line extensions in all segments,

•	selected price increases in the Home and Hardware and Spirits businesses, and

•

the impact of acquisitions (approximately $81 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium Worldwide B.V. (Maxxium), which was our international spirits sales and distribution joint venture).

Cost of products sold

Cost of products sold decreased $488.8 million, or 16%, primarily due to lower sales across all segments and cost reduction programs in the Home and Hardware and Golf businesses.

Excise taxes on spirits

Excise taxes on spirits were up approximately 120 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percentage of total Company sales, as well as the impact of foreign exchange on sales. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $102.2 million, or 7%, primarily as a result of lower variable sales-related expenses and a decrease in advertising and promotion spending, partly offset by increased operating costs associated with our U.S. and international route-to-market initiatives in our Spirits business.

Amortization of intangible assets

Amortization of intangible assets decreased $12.1 million to $25.2 million due to the impact of intangible asset impairment charges for definite-lived intangible assets in 2008.

Intangible asset impairment charges

Through the first nine months of 2009, no events or circumstances have arisen requiring an interim impairment test with regard to our goodwill or indefinite-lived tradenames. During the fourth quarter of 2009, we will be performing our regular annual impairment testing of goodwill and indefinite-lived tradenames. These tests are performed in conjunction with finalizing 2009 results and preparing our annual revenue and profit plan for 2010 – 2012. While we are confident in the long-term growth and return prospects of our reporting units and brands, generally accepted accounting principles require us to assess the impairment of goodwill and indefinite-lived tradenames based upon current fair value. We generally estimate fair value based on an estimate of discounted future cash flows to be derived from reporting units and use of our brands, in accordance with our critical accounting policies. We are in the process of preparing our 2010 – 2012 operating plans, which will be completed in the fourth quarter of 2009. To the extent these operating plans change from prior year estimates, it is possible we may incur impairment charges for certain intangible assets during the fourth quarter of 2009. Factors that could cause us to change our prior estimates of reporting unit and brand performance include the combined effect of the economic downturn in certain key geographic markets, consumers trading down to lower price points in certain product categories, competitor activity within those categories, and our potential responses to the current and longer term market conditions.

In the second quarter of 2008, due to the severity of the decline in the U.S. home products market, we recorded pre-tax intangible asset impairment charges in the Home and Hardware business of $324.3 million, primarily for our Therma-Tru door and Simonton window brands.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Restructuring charges

For the nine months ended September 30, 2009, we recorded restructuring charges of $47.2 million. These charges related to workforce reductions primarily in the Golf and Home and Hardware businesses ($29.5 million), including closure of a shoe manufacturing facility and the announced closure of seven Home and Hardware manufacturing facilities in the U.S. ($5.7 million in fixed asset write-downs), and $3.4 million for lease contract termination and other costs, as well as reductions in general and administrative costs, and charges associated with strategic route-to-market initiatives in our international spirits markets ($4.9 million). Corporate charges of $3.7 million related to the disposal of fixed assets.

For the nine months ended September 30, 2008, we recorded restructuring charges of $41.1 million, primarily in the Spirits business ($22.1 million in total) to restructure our U.S. and international routes to market, including charges for workforce reduction and lease terminations. Restructuring charges also included costs for supply chain realignment. In addition, we recorded charges in the Home and Hardware business ($19.0 million) to align costs and capacities with marketplace conditions, including the announced closing of six manufacturing facilities.

Operating income

Operating income decreased $8.1 million, or 2%, primarily due to the impact of lower sales and related adverse operating leverage in the Home and Hardware and Golf businesses. Operating income was favorably impacted by the absence of 2008 intangible asset impairment charges ($324.3 million), as well as reduced cost structures and lower advertising and promotion spending.

Interest expense

Interest expense decreased $18.2 million, or 10%, to $161.0 million, primarily due to lower average interest rates.

Other expense (income), net

Other expense (income), net, decreased $278.2 million, predominantly due to the absence of the following items recognized in 2008:

•	income of $230.0 million from Pernod Ricard S.A. for the early termination of Future Brands LLC (Future Brands) U.S. spirits distribution agreement,

•	$72.0 million of remaining unamortized deferred income from the initial establishment of the Future Brands, and

•	deferred income of $20.3 million related to Future Brands as a result of the purchase of the remaining balance of the minority interest in September 2008.

Other expense (income), net, benefited from a $12.5 million gain on a Maxxium dividend distribution and the absence of a 2008 $50.5 million write-down of our investment in Maxxium which was recorded to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium. Other expense (income), net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income taxes

The effective income tax rate for the nine months ended September 30, 2009 and 2008 was 19.0% and 33.2%, respectively. The 2009 effective tax rate was favorably impacted by higher tax benefits from restructuring and restructuring-related charges relative to lower taxed income before these charges. In addition, the effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was also favorably impacted by annual true-up adjustments related to tax returns filed in the current period. The 2009 income tax rate was unfavorably impacted by net tax expense of $8.5 million related to prior period items.

The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit related to our 2001 – 2002 federal tax returns and tax credits associated with the conclusion of our 2004 – 2005 federal tax audit. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $288.9 million and a $50.5 million write-down in our Maxxium joint venture.

Noncontrolling interests

Noncontrolling interest expense was $3.4 million compared to income of $67.5 million last year, primarily due to the $87.9 million gain recorded in 2008 from a reduction in the fair value of the noncontrolling interest in the Spirits business repurchased in July 2008, partially offset by absence of $9.8 million of preferred dividends paid to the noncontrolling interest and expenses associated with the repurchase of the noncontrolling interest.

Income from continuing operations attributable to Fortune Brands common stockholders

Income from continuing operations was $231.3 million, or $1.54 per basic share and $1.53 per diluted share, for the nine months ended September 30, 2009. These results compared to $439.9 million, or $2.89 per basic share and $2.85 per diluted share, for the nine months ended September 30, 2008. The $208.6 million decrease in income from continuing operations was primarily due to lower operating income and the absence of the following items recognized in 2008:

•	income from the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($187.3 million after tax in aggregate),

•	a gain due to a reduction in the fair value of the noncontrolling interest in the Spirits business ($81.5 million), and

•	tax-related credits ($98.2 million).

Income from continuing operations benefited from the absence of the 2008 intangible asset impairment charges ($324.3 million) in the Home and Hardware business and 2008 write-downs of the Spirits business’s investment in Maxxium ($50.5 million), as well as the 2009 gain on a Maxxium dividend distribution ($12.5 million).

Income from discontinued operations

There was no income from discontinued operations for the nine months ended September 30, 2009. Income from discontinued operations for the nine months ended September 30, 2008 of $152.5 million, or $1.00 per basic share and $0.98 per diluted share, was due to one-time tax benefits from a capital loss carry forward position associated with the sale of the U.S. Wine business, as well as a revision to the calculation of the state tax benefit on the gain on the sale of the U.S. Wine business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales decreased $36.3 million, or 2%, to $1,723.2 million, primarily due to unfavorable foreign exchange ($90 million), lower sales internationally on a constant currency basis, including the adverse impact of a 2008 Australian excise tax increase on ready-to-drink products and a change in distributors in Mexico, and lower U.S. shipments. These decreases were partly offset by the benefit of acquisitions (approximately $81 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium), higher pricing, our U.S. distributor program that has resulted in more stable wholesale inventory levels, and the introduction of new products.

Operating income decreased $3.3 million, or 1%, to $414.3 million. Increased operating costs associated with our new U.S. and international route-to-market structures were partially offset by price increases, a shift in the timing of advertising and promotional spending to the fourth quarter holiday season, and lower restructuring and restructuring-related charges. In 2009, we continue to expect that full year operating income will be adversely affected by a net impact of approximately $30 million due to costs associated with our U.S. and international route-to-market structures.

We expect to incur additional restructuring and restructuring-related charges of approximately $35 million over the next nine months related to our previously approved U.S. and international route-to-market initiatives, as well as organizational changes announced in the fourth quarter of 2009. These changes are being undertaken to align the business closer to customers and consumers and to support brand building and long-term profitable growth.

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Spirits business’s international operations and moderated during the first nine months of 2009. Based on spot exchange rates at September 30, 2009 and our outlook for full year, we anticipate the full year 2009 impact of adverse foreign exchange on operating income to be approximately $10 to $15 million.

In September 2008, Beam Global Spirits & Wine, Inc. (BGSW) and The Edrington Group Ltd. (TEG) entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. Prior to March 30, 2009, BGSW was a 25% partner in the Maxxium international sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S Group (V&S) and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the Maxxium joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are facilitating an orderly transition or winding down of Maxxium operations, which is now substantially complete.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Spirits (Continued)

Factors that could adversely affect results include consumers trading down to lower price points, competitive pricing activities, potential changes to commercial and operational risk in the transition from the Maxxium joint venture to the alliance with TEG, changes to third party distribution, changes in customer inventory levels in international markets, impairment charges, and the possibility of excise and other tax increases, including internationally.

In April 2008, the Australian government increased excise taxes on ready-to-drink products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Beam’s pre-mixed products including Jim Beam and Cola. Operating income comparisons were negatively affected by the excise tax increase until its impact was annualized at the end of April 2009. In addition, there have been excise tax increases in several U.S. states in 2009.

In October of 2009, we entered into a long-term agreement with the U.S. Virgin Islands to continue to produce rum on St. Croix. The mutually beneficial agreement is structured to promote increased tax revenue for the U.S. Virgin Islands and to provide cost effective production of rum for our Spirits business.

Home and Hardware

Net sales decreased $724.1 million, or 25%, to $2,183.0 million. The decrease was primarily attributable to the downturn in the U.S. home products market and the U.S. economic recession. These factors resulted in a substantial decrease in new home construction compared to the first nine months of 2008, a mix shift to lower-priced products, and lower repair and remodeling spending, particularly on big-ticket items such as cabinetry and entry doors. Sales benefited modestly from new products and line extensions, as well as the impact of select price increases and share gains with key customers.

Operating income increased $97.8 million to income of $51.9 million, primarily due to intangible asset impairment charges recorded in 2008 ($324.3 million) and lower cost structures in all areas of the business in 2009. These benefits were partially offset by continuing adverse operating leverage from substantially lower sales. In addition, restructuring and restructuring-related charges were $15.2 million higher than the same period in 2008 due to continuing efforts to reduce manufacturing capacity, and general and administrative costs. In the first nine months of 2009, we announced the closure of seven additional plants.

We anticipate that the restructuring initiatives will generate savings that pay back the cash costs in three years or less. Restructuring and restructuring-related charges for currently approved projects are expected to be approximately $50 million for all of 2009 and approximately $5 million in 2010.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Hardware (Continued)

We anticipate that the categories of the U.S. home products market in which we compete will decline in 2009 in the range of 20-25%. As a result, we continue to believe our full year 2009 sales will be significantly lower than 2008. Our business will continue to face pressures resulting from adverse operating leverage, potential increased price competition, and a shift to lower-priced product. In addition, we may see increases in bad debt expenses as our customers continue to face financial pressures. We may also incur additional restructuring charges to further rationalize our supply chains. We will continue to strive to mitigate the impact of the downturn through ongoing cost reductions as well as through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and building on our substantial presence in the repair-and-remodel segment of the U.S. home products market. As we continue to respond to the downturn in the U.S. home products market, our restructuring initiatives to reduce manufacturing capacity and administrative costs, and exit lower return product lines, may result in further impairments of assets.

Golf

Net sales decreased $165.3 million, or 14%, to $991.4 million, primarily due to the impact of significantly decreased demand in the U.S. and Western Europe across all product categories, including lower consumer demand for discretionary purchases such as golf clubs and lower sales of corporate custom golf balls, as well as unfavorable foreign exchange ($62 million). Net sales benefited from higher constant currency sales in Asian markets.

Operating income decreased $81.3 million, or 57%, to $62.3 million primarily due to restructuring and restructuring-related charges of $24.6 million, mainly related to workplace reductions and the closure of a footwear manufacturing facility, and unfavorable foreign currency ($16 million), as well as lower sales and the related unfavorable operating leverage. Operating income benefited from cost recovery actions and lower operating expenses, including reduced advertising and promotion and lower discretionary expenses.

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

The U.S. dollar strengthened in the fourth quarter of 2008 against major foreign currencies associated with our Golf business’s international operations. We expect the continued impact of adverse foreign exchange on operating income for the full year 2009 to be approximately $20-25 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, each of the USGA and the R&A has enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. More recently, they adopted a rule change to allow greater adjustability in golf clubs, which went into effect January 1, 2008. In August 2008, the USGA and R&A adopted a rule change, effective January 1, 2010, further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rules change will not apply to most golfers until January 1, 2024. It will be implemented on professional tours beginning in 2010 and then in other elite amateur competitions beginning 2014. All products shipped into the marketplace after December 31, 2010 must comply with the new groove specification. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies and the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $70.6 million, which include salaries, benefits and expenses related to corporate office employees, increased $21.3 million primarily due to pension settlement costs, timing of share-based compensation, and expenses associated with the disposition of fixed assets.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

	Net Sales
			% Change
(in millions)	2009	2008	vs. Prior Year
Spirits	$636.9	$636.3	0.1%
Home and Hardware	802.4	977.6	(17.9)
Golf	278.6	307.9	(9.5)

Net Sales	$1,717.9	$1,921.8	(10.6)%

	Operating Income
			% Change
	2009	2008	vs. Prior Year
Spirits	$145.4	$150.4	(3.3)%
Home and Hardware	70.8	95.9	(26.2)
Golf	9.7	24.0	(59.6)
Corporate expenses	(21.4)	(15.5)	(38.1)

Operating Income	$204.5	$254.8	(19.7)%

Net Sales

Net sales decreased $203.9 million, or 11%, to $1.7 billion primarily due to:

•	the impact of the global economy and reduced consumer discretionary spending on all of our businesses,

•	the downturn in the U.S. home products markets and its impact on our Home and Hardware business, and

•	unfavorable foreign exchange (approximately $35 million).

Sales benefited from:

•	newly introduced products and line extensions in all segments,

•	the impact of acquisitions ($34 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium),

•

higher U.S. sales in the Spirits business largely due to customers maintaining more consistent inventory levels compared to the third quarter of 2008 as a result of our U.S. distributor program that commenced in late 2008, and

•	select price increases in the Spirits business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Cost of products sold

Cost of products sold decreased $113.1 million, or 11%, primarily due to lower sales in the Home and Hardware and Golf businesses, as well as cost reduction programs in the Home and Hardware business.

Excise taxes on spirits

Excise taxes on spirits were up approximately 92 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percentage of total Company sales, as well as the impact of foreign exchange on sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $9.9 million, or 2%, primarily as a result of lower variable sales-related expenses and a reduction in advertising and promotion spending across all of our businesses, partially offset by increased operating costs associated with our U.S. and international route-to-market initiatives in our Spirits business.

Amortization of intangible assets

Amortization of intangible assets decreased $3.9 million to $8.5 million due to the impact of intangible asset impairment charges for definite-lived intangible assets in 2008.

Restructuring charges

For the three months ended September 30, 2009, we recorded restructuring charges of $1.5 million. For the three months ended September 30, 2008, we recorded restructuring charges of $31.0 million, primarily in the Spirits business ($18.2 million) due to initiatives to restructure our international and U.S. routes to market. In addition, we recorded charges in the Home and Hardware business ($12.8 million) to continue to align costs and capacity with marketplace conditions.

Operating income

Operating income decreased $50.3 million, or 20%, primarily due to the impact of lower sales and related adverse operating leverage in our Home and Hardware and Golf businesses. Operating income benefited from reduced cost structures, decreased advertising and promotion expense across all businesses, and lower restructuring charges ($29.5 million).

Interest expense

Interest expense decreased $5.3 million, or 9%, to $55.1 million, due to lower average interest rates and average debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Other income, net

Other income, net, decreased to income of $6.9 million from $285.1 million. The decrease of $278.2 million was predominantly due to the absence of 2008 income of $230.0 million from Pernod Ricard S.A. for the early termination of the Spirits U.S. distribution agreement, as well as recognition in 2008 of $72.0 million of remaining unamortized deferred income from the initial establishment of the joint venture. Other income, net, benefited from a $12.5 million gain on a Maxxium dividend distribution and the absence of the 2008 $25.4 million write-down of our investment in Maxxium, which was recorded to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium.

Income taxes

The effective income tax rate for the three months ended September 30, 2009 and 2008 was 19.9% and 35.7%, respectively. The 2009 effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was favorably impacted by annual true-up adjustments related to tax returns filed in the current period. The 2008 effective rate was unfavorably impacted by the absence of a tax benefit on a $25.4 million write-down of our investment in the Maxxium joint venture and higher taxed income associated with the termination of the Spirits business’s U.S. distribution agreement.

Noncontrolling interests

Noncontrolling interest expense was $1.1 million compared to $2.4 million in 2008.

Income from continuing operations attributable to Fortune Brands common stockholders

Income from continuing operations was $124.1 million, or $0.82 per basic and diluted share, for the three months ended September 30, 2009. These results compared to $305.7 million, or $2.04 per basic share and $2.01 per diluted share, for the three months ended September 30, 2008. The decrease of $181.6 million was primarily due to the absence of 2008 income from the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($187.3 million after tax in aggregate) and lower operating income. Income from continuing operations benefited from the absence of 2008 write-downs of the Spirits business’s investment in Maxxium ($25.4 million), lower restructuring and restructuring-related charges ($19.2 million), and the 2009 gain on the Maxxium dividend distribution ($12.5 million).

Income from discontinued operations

There was no income from discontinued operations for the three months ended September 30, 2009. Income from discontinued operations for the three months ended September 30, 2008 of $30.2 million, or $0.20 per basic and diluted share, was primarily due to one-time tax benefits from a capital loss carry forward position associated with the sale of the U.S. Wine business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales were flat compared to last year, benefiting from acquisitions (approximately $34 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium) and the U.S. distributor program that commenced in late 2008 that has resulted in more stable wholesale inventory levels in 2009. Excluding these items, sales decreased in the U.S. and internationally, partly due to adverse foreign exchange of approximately $19 million, despite benefiting from higher pricing and the introduction of new products.

Operating income decreased $5.0 million, or 3%, to $145.4 million, primarily due to increased operating costs including those associated with our U.S. and international route-to-market structures, and modestly unfavorable mix associated with trading down. Operating income benefited from the impact of price increases, lower restructuring-related costs ($18.2 million), and lower advertising and promotional expense due to a shift in brand spending to the fourth quarter holiday season.

Home and Hardware

Net sales decreased $175.2 million, or 18%, to $802.4 million. The decrease was primarily attributable to the downturn in the U.S. home products market, the U.S. economic recession, and the credit crisis. The combination of these factors resulted in a substantial decrease in new home construction compared to the third quarter of 2008, a mix shift to lower-priced products, and lower repair and remodeling spending particularly on big-ticket items such as cabinetry and entry doors. Sales benefited modestly from new products and line extensions.

Operating income decreased $25.1 million, or 26%, to $70.8 million, primarily due to continuing adverse operating leverage from substantially lower sales. Operating income benefited from a reduction in costs in all areas of the business, including the benefit of restructuring initiatives, as well as lower restructuring costs ($12.0 million).

Golf

Net sales decreased $29.3 million, or 10%, to $278.6 million primarily due to the impact of lower demand in the U.S., including reduced consumer demand for discretionary purchases of golf equipment, and unfavorable foreign exchange ($8 million). Net sales benefited from higher constant currency sales in Western Europe and Asian markets.

Operating income decreased $14.3 million, or 60%, to $9.7 million, primarily due to lower sales and related unfavorable operating leverage, as well as the timing of incentive compensation expense, partly offset by the benefit of a lower cost structure and other cost recovery actions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Corporate

Corporate expenses of $21.4 million, which include salaries, benefits and expenses related to corporate office employees, increased $5.9 million primarily due to the timing of share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

While the global credit crisis has improved in 2009, general economic conditions remain challenging and volatility in capital and credit markets may continue. We believe, however, that we have sufficient liquidity to fund our operations.

Liquidity and Capitalization

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. We cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic options, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

On April 28, 2009, we announced a reduction in the indicative annual dividend rate on our common stock from $1.76 per share to $0.76 per share to align our dividend with our historical payout ratio. We believe that this was a prudent course of action in the current environment and is in the best long-term interest of our stockholders. This change in dividend rate is expected to decrease cash required for dividend payments by approximately $110 million in 2009 and $150 million on an annual basis. We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section titled “—Forward-Looking Statements.”

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

Total debt decreased $248.7 million during the nine-month period ended September 30, 2009 to $4.5 billion. The ratio of total debt to total capital decreased to 46.8% at September 30, 2009 from 50.1% at December 31, 2008 primarily due to cash flow used to pay down debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity and Capitalization (Continued)

We have a $2.0 billion, 5-year committed revolving credit agreement, which matures in October 2010. There was no balance outstanding under this credit agreement as of September 30, 2009. We plan to negotiate a new revolving credit agreement before this credit agreement matures. In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011, and was used to repay a €300 million note due January 30, 2009. The interest rates under both credit facilities are variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating. These two credit facilities are for general corporate purposes. Both credit facilities include a minimum Consolidated Interest Coverage Ratio requirement of 3.5 to 1.0 as the only financial covenant. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. At September 30, 2009 and December 31, 2008, we exceeded this ratio by a wide margin. We continue to believe the possibility of violating this covenant is remote. No other debt instruments include financial ratio covenants

Our committed unused credit facilities provide sufficient liquidity to fund our current operating and financing needs. We believe all of our credit facilities are arranged with a strong and diversified group of financial institutions.

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6  3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. Net proceeds of $496.7 million are less price discounts of $0.3 million and underwriting fees of $3.0 million.

Cash Flows

Net cash provided by operating activities was $614.3 million for the nine months ended September 30, 2009 compared to $629.3 million for the same nine-month period last year. The decrease in cash provided of $15.0 million was principally due to the absence of the 2008 receipt from termination of the Spirits U.S. distribution agreement ($230.0 million pretax) and lower net income, partly offset by lower working capital due to lower sales and working capital improvement initiatives, including the benefit of reduced inventory levels in our Golf business.

Net cash used by investing activities for the nine months ended September 30, 2009 decreased by $61.3 million to $137.7 million, compared with a $199.0 million used in the same nine-month period last year, primarily due to the return of our investment from Maxxium ($58.4 million), less spending for acquisitions ($26.5 million) and lower capital spending ($14.9 million), partly offset by investments in international spirits joint ventures ($41.7 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows (Continued)

Net cash used by financing activities for the nine months ended September 30, 2009 was $420.3 million, compared with $456.5 million in the same nine-month period last year. The decrease of $36.2 million was primarily due to the absence of the 2008 redemption of the 10% noncontrolling interest in the Spirits business ($455.0 million), share repurchases ($278.6 million), and lower dividends ($71.6 million), partly offset by higher repayments of debt ($756.0 million, net of issuance of debt). We estimate that a net cash outflow of approximately $30 million will ultimately result from our purchase of the international spirits distribution companies from Maxxium (wholly-owned and 50%-owned), net of dividends we will receive from our residual interest in Maxxium.

Dividends

A summary of 2009 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.44 per share	January 28, 2009	February 11, 2009	March 2, 2009
$0.19 per share	April 27, 2009	May 13, 2009	June 1, 2009
$0.19 per share	July 28, 2009	August 12, 2009	September 1, 2009
$0.19 per share	October 1, 2009	November 4, 2009	December 1, 2009

A summary of 2009 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 28, 2009	February 11, 2009	March 10, 2009
$0.6675 per share	April 27, 2009	May 13, 2009	June 10, 2009
$0.6675 per share	July 28, 2009	August 12, 2009	September 10, 2009
$0.6675 per share	October 1, 2009	November 4, 2009	December 10, 2009

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Trade receivables were $969.0 million as of September 30, 2009 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $68.9 million as of September 30, 2009, an increase from $55.8 million at September 30, 2008. The current conditions in the global credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the U.S. housing downturn and the global credit crisis may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at September 30, 2009 was $28.0 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Insured Risks

We review our exposure to insurance risk and believe that there are no material changes related to the availability and cost of liability, property, casualty, and other forms of insurance. We continue to closely monitor events and the ratings of insurance companies associated with our insurance programs

Pension Plans

We sponsor defined benefit pension plans that are partially funded by a portfolio of investments maintained within benefit plan trusts. We have met all of our U.S. minimum funding requirements for 2009. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006. As of December 31, 2008, the fair value of our total pension plan assets was 82% of the accumulated benefit obligation liability.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium, our Spirits business’s former international sales and distribution joint venture. Since April 1, 2009, we have been providing similar guarantees of 50% of the credit facilities of Maxxium España S.L., reflecting our ownership in the joint venture with TEG. Guarantees of the credit facilities of the new joint venture entities in the alliance with TEG entered into after April 1, 2009 are not material.

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $24.3 million, through April 2013. As a result, we have recorded the fair value of these guarantees on our financial statements. The liability related to this guarantee was $0.5 million as of September 30, 2009.

Indemnification Contracts

We have provided certain indemnities pursuant to which we may be required to make payments to an indemnified party in connection with certain divestitures. These indemnities relate to various representations typically included in divestiture agreements such as environmental, tax, product liability, employee liability and other contingencies depending on the transaction. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not atypical for such transactions. Accordingly, potential payments under these divestiture-related indemnity obligations cannot be reasonably estimated. The indemnities vary in duration, and in some cases the durations are indefinite. Because authoritative guidance on guarantees was effective after December 31, 2002, we have not recorded any liability in the consolidated financial statements for indemnities entered into prior to that date.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Codification

In July 2009, the FASB established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP. The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

Transfer of Financial Assets

In June 2009, the FASB amended the existing authoritative guidance on transfer of financial assets (ASC 860). The new guidance a) eliminates of the concept of a qualifying special-purpose entity, b) clarifies and changes derecognition criteria for a transfer, and c) enhances disclosures about risks that a transferor continues to be exposed to because of continuing involvement in transferred financial assets. The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). It would currently have no impact on our financial statements or disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the existing authoritative guidance on variable interest entities (ASC 810), including a) a new approach for determining who should consolidate a variable interest entity (VIE) and b) changing when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). We are currently evaluating the impact on our financial statements and disclosures.

Disclosures about Postretirement Benefit Plans

In December 2008, the FASB amended the existing authoritative guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715). The amendment is effective for fiscal years ending after December 15, 2009 (calendar year-end 2009 for Fortune Brands). Additional disclosure relating to plan assets will be presented in our 2009 Annual Report on Form 10-K.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Business Combinations

On January 1, 2009, we adopted the revised authoritative guidance for business combinations (ASC 805), which establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired, and c) determines what information to disclose. All acquisition-related costs, including restructuring, are required to be recognized separately from the acquisition. This guidance eliminates adjustments to goodwill for uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar 2009 for Fortune Brands). The adoption of this guidance may result in increased volatility in the results of our operations to the extent that uncertain tax positions related to acquisitions are resolved more or less favorably than originally estimated.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, we adopted the amended authoritative guidance on accounting and reporting for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary (ASC 810), which changes the consolidated balance sheet presentation of noncontrolling interests from the mezzanine level (between liabilities and stockholders’ equity) to a component of stockholders’ equity. The guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This guidance has been applied prospectively except presentation and disclosure requirements are applied retrospectively for all periods presented.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We are currently evaluating the impact on our financial statements and disclosures.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions, including the U.S. housing and remodeling market,

•	competitive market pressures (including pricing pressures),

•	customer defaults and related bad debt expense,

•	consolidation of trade customers,

•	successful development of new products and processes,

•	ability to secure and maintain rights to intellectual property,

•

risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures and, integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

•	changes related to the Company’s Spirits business organization, including its U.S. and international distribution structure,

•	ability to attract and retain qualified personnel,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangible assets,

•	historical consolidated financial statements that may not be indicative of future conditions and results,

•	interest rate fluctuations,

•	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers, and

•	any possible downgrades of the Company’s credit ratings, as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the second quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $500 million. The swap agreements hedge changes in fair value on a portion of our existing fixed rate debt issuance that result from changes in a benchmark interest rate (U.S. LIBOR). The swaps were designated and are classified as fair value hedges in accordance with authoritative guidance on derivatives and hedging (ASC 815).

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below. The Company is in the process of reviewing the internal control structure of the spirits sales and distribution companies acquired from Maxxium Worldwide B.V. in the second quarter of 2009 and, if necessary, we will make appropriate changes as we incorporate our controls and procedures into these acquisitions.

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

As of November 1, 2009, there were approximately eight smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2008. See “Pending Cases” below.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended September 30, 2009.

Other Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. Acushnet stipulated to infringement and a jury trial on the validity of the patent claims asserted by Callaway was conducted in December 2007. The jury was provided evidence related to nine claims contained in the four patents and returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial and that certain evidence supporting that defense may be available to Acushnet for the new trial. The District Court has scheduled a new trial for March 2010.

Separately, subsequent to the first trial in the District Court, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents on which Callaway’s infringement claims are based are invalid. The PTO also issued a Right of Appeal Notice on all four of the patents, providing Callaway the opportunity to appeal the determination to the Patent Board of Appeals. Callaway has filed appeals regarding all four of the patents with the Patent Board of Appeals.

In late 2008, Acushnet introduced what it believes to be non-infringing Pro V1 balls. In February 2009, Acushnet introduced new improved versions of the Pro V1 balls, which it also believes are non-infringing. On March 3, 2009, Callaway filed a lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two additional patents owned by Callaway.

In addition, on March 3, 2009, Acushnet filed with the PTO a reexamination request for the two additional patents asserted by Callaway. The PTO has accepted the reexaminations and has issued first office actions that reject all of the claims of both patents as invalid on multiple grounds.

Acushnet believes, and counsel advises, that it has meritorious defenses to the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended September 30, 2009:

Three Months Ended September 30, 2009	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31	—		$—	—	—
August 1 – August 31	—		—	—	—
September 1 – September 30	1,563	(1)	45.78	—	—

Total	1,563		$45.78	—	—

(1)

The Company purchased all of the 1,563 shares between September 1, 2009 and September 30, 2009 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation, as amended April 30, 2009, of the Company is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2009, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Form of Amendment to the Restricted Stock Unit Agreements for awards granted to certain executives on February 25, 2008 under the Fortune Brands, Inc. 2007 Long Term Incentive Plan.

10.2*	Form of Performance Stock Award Notice and Terms and Conditions for the July 1, 20009 to December 31, 2010 award granted on July 27, 2009 to each of Messrs. Carbonari, Omtvedt, Roche, Klein and Hausberg under the Fortune Brands, Inc. 2007 Long Term Incentive Plan.

10.3*	Performance Award Notice and Agreement between the Company and Bruce A. Carbonari for the July 1, 2009 to June 30, 2011 award granted on July 27, 2009 under the Fortune Brands, Inc. 2007 Long Term Incentive Plan.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) related notes tagged as blocks of text.

*	Filed herewith.

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

FORTUNE BRANDS, INC. (Registrant)

Date: November 6, 2009	/s/ Craig P. Omtvedt
Craig P. Omtvedt Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation, as amended April 30, 2009, of the Company is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2009, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Form of Amendment to the Restricted Stock Unit Agreements for awards granted to certain executives on February 25, 2008 under the Fortune Brands, Inc. 2007 Long Term Incentive Plan.

10.2*	Form of Performance Stock Award Notice and Terms and Conditions for the July 1, 20009 to December 31, 2010 award granted on July 27, 2009 to each of Messrs. Carbonari, Omtvedt, Roche, Klein and Hausberg under the Fortune Brands, Inc. 2007 Long Term Incentive Plan.

10.3*	Performance Award Notice and Agreement between the Company and Bruce A. Carbonari for the July 1, 2009 to June 30, 2011 award granted on July 27, 2009 under the Fortune Brands, Inc. 2007 Long Term Incentive Plan.

12.*	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) related notes tagged as blocks of text.

*	Filed herewith.

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