Form 10-K
period 2009-12-31
FORTUNE BRANDS INC
filed 2010-02-24
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes    ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes    ☐        No    ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant, at June 30, 2009 (the last day of our most recent second quarter), was $5,203,249,957.62. The number of shares outstanding of registrant’s common stock, par value $3.125 per share, at February 5, 2010, was 151,977,804.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 27, 2010 (to be filed not later than 120 days after the end of registrant’s fiscal year) (the “2010 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

(a)    General development of business.

Fortune Brands, Inc. is a holding company with operating companies engaged in the manufacture, production and sale of distilled spirits, home and security products, and golf products. References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

Fortune Brands’ success is driven by leading consumer brands in three categories: distilled spirits, home and security products and golf products. First, we strive to enhance shareholder value by profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis. We succeed by positioning our brands and businesses to outperform their respective markets. We do this by developing innovative new products and effective marketing programs, expanding customer relationships, extending brands into adjacent categories and developing international growth opportunities. Second, we pursue business improvements by operating lean and flexible supply chains and business processes. Third, we promote organizational excellence by developing winning cultures and associates. Fourth, we seek to enhance returns by leveraging our breadth and balance and financial resources to drive shareholder value. While our first priority is internal growth and our current focus is on paying down debt, we also strive to create shareholder value through add-on acquisitions, dispositions and joint ventures. In addition, we enhance shareholder value through other initiatives, such as using our financial resources to repurchase shares and pay dividends.

We made the following acquisitions and divestitures in recent years:

In 2009:

>	We paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven subsidiaries of Maxxium Worldwide B.V. (Maxxium), our former international spirits sales distribution joint venture. In addition, we paid € 30 million (approximately $41.7 million) to acquire 50% ownership in five joint venture entities (April 2009).

>	We acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac Company, Inc. (June 2009).

In 2008:

>	We acquired the premium Cruzan rum business from Pernod Ricard S.A. (Pernod Ricard) for $103.2 million in cash (September 2008).

>	We repurchased the 10% noncontrolling interest in our Spirits business from Vin & Sprit Group (V&S) for $455.0 million (July 2008). In addition, we redeemed the 49% interest in our Spirits business’s U.S. distribution joint venture held by V&S (September 2008). In a related transaction, we received $230.0 million from Pernod Ricard for early termination of the U.S. distribution agreement with V&S subsequent to its acquisition by Pernod Ricard.

In 2007:

>	We sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery (August 2007).

>	We sold the remaining U.S. wine assets to Constellation Brands, Inc. for $887.0 million (December 2007).

>	We sold the U.S. distribution rights and related assets for The Dalmore Scotch Whisky to UB Group for $58.0 million (December 2007).

In 2006:

>	We acquired SBR, Inc. (now Simonton Holdings, Inc.), a company of brands including Simonton Windows, a leading vinyl-framed window brand in North America, for a total cost of $599.8 million (June 2006).

>	We sold the Cockburn’s port wine production assets, retaining the ownership of the brand and worldwide intellectual property rights, for $66.4 million (July 2006).

In 2005:

>	We acquired more than 25 spirits and wine brands as well as certain distribution assets in key markets from Pernod Ricard for a total cost of approximately $5.25 billion. Among the brands acquired were Sauza tequila, Maker’s Mark bourbon, Courvoisier cognac, Canadian Club whisky, Laphroaig single-malt Scotch and Clos du Bois super-premium wines (July 2005).

>	We completed the spin-off of the Office products business, ACCO World Corporation, to the Company’s shareholders (August 2005).

On an ongoing basis, we review the portfolio of brands owned by our operating companies and evaluate options for increasing shareholder value. Although no assurance can be given as to whether or when any acquisitions or dispositions may be made, we believe that we could finance acquisitions by issuing additional debt or equity securities. The possible additional securities from any completed acquisitions could increase the Company’s indebtedness or shares outstanding, and these debt or equity securities might impact the Company’s diluted earnings per share. We also consider other corporate strategies intended to enhance shareholder value, including share repurchases and changes to our dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect thereof might be upon the Company’s results of operations, cash flows or financial condition.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

>	general economic conditions, including the U.S. housing and remodeling market,

>	competitive market pressures (including pricing pressures),

>	customer defaults and related bad debt expense,

>	consolidation of trade customers,

>	successful development of new products and processes,

>	ability to secure and maintain rights to intellectual property,

>	risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, and integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

>	changes related to the Company’s Spirits business organization, including its U.S. and international distribution structure,

>	ability to attract and retain qualified personnel,

>	weather,

>	risks associated with doing business outside the United States, including currency exchange rate risks,

>	commodity and energy price volatility,

>	costs of certain employee and retiree benefits and returns on pension assets,

>	dependence on performance of distributors and other marketing arrangements,

>	the impact of excise tax increases on distilled spirits,

>	changes in golf equipment regulatory standards and other regulatory developments,

>	potential liabilities, costs and uncertainties of litigation,

>	impairment in the carrying value of goodwill or other acquired intangible assets,

>	historical consolidated financial statements that may not be indicative of future conditions and results,

>	interest rate fluctuations,

>	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers, and

>	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

(b)    Financial information about industry segments.

See Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

(c)    Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the Spirits, Home & Security, and Golf business segments. For financial information about these business segments, see Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Spirits

Beam Global Spirits & Wine, Inc. (BGSW or the Spirits business) is a holding company in the distilled spirits industry. The Company’s major subsidiaries include Jim Beam Brands Co. (JBBCo.), Jim Beam Brands Australia Pty. Limited, Beam Global España S.L., Beam Global Spirits & Wine (U.K.) Ltd., Tequila Sauza S.A. de C.V., Alberta Distillers Limited, Canadian Club Canada, Inc., Maker’s Mark Distillery, Inc., Courvoisier S.A.S., Beam Global Holdings Mexico S.A. de C.V., and Cruzan Viril Ltd.

The Spirits business sells its products under a number of trademarks which are key to the continued success of our brands. The Spirits business owns key trademarks, including global brands Jim Beam (#1 bourbon), Maker’s Mark (#1 super-premium bourbon), Sauza (#2 tequila), Canadian Club (a leading Canadian whisky), Laphroaig (#1 single Islay malt Scotch whisky) and Courvoisier (a leading cognac). The Company’s trademarks for its strong national and regional brands include: Teacher’s (Scotch whisky), Larios (gin), Whisky DYC (whisky), Cruzan (rum), Harveys (sherries), Cockburn’s (port) and Kuemmerling (bitters). Trademarks used under long-term licenses include DeKuyper (the #1 cordials line in the U.S.), which is produced and sold in the U.S. and Mexico under a license of unlimited duration, and Gilbey’s (gin and vodka in the U.S.), which is produced and sold in the U.S. under a license that has a current term until 2027 if not renewed.

Our spirits products are primarily sold through direct sales forces. In addition, we sell spirits products through joint ventures in which the Spirits business is a shareholder with The Edrington Group Ltd. (TEG), third party distributors, and global or regional duty free customers. Products are also sold through government-controlled liquor authorities in the 18 “control” states (and one county) in the U.S. that have established government control over certain aspects of the purchase and distribution of alcoholic beverages. The peak season for the Spirits business is the fourth quarter due to holiday buying.

In June 2009, we acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac Company, Inc.

Prior to April 1, 2009, BGSW owned a 25% interest in the Maxxium international spirits sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30,

2009, Rémy and V&S exited the joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are completing an orderly transition or winding down of Maxxium operations, which is substantially complete.

In September 2008, BGSW and TEG entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. The distribution alliance provided that BGSW and TEG acquire all or portions of certain distribution companies wholly-owned by Maxxium. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium subsidiaries. In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five joint venture entities (April 2009).

In September 2008, we acquired the premium Cruzan rum business from Pernod Ricard for $103.2 million in cash. Also in September 2008, we closed on a transaction that resulted in the early termination of the U.S. distribution agreement between our Spirits business and the U.S. business of V&S acquired by Pernod Ricard. Under the agreement, Pernod Ricard paid us $230.0 million in cash in exchange for early termination of the distribution agreement. As a part of the early termination, we redeemed the 49% interest in Future Brands LLC (Future Brands), the U.S. distribution joint venture, held by V&S. Future Brands was consolidated as of September 30, 2008 and the consolidation did not have a material impact on the financial statements. Since October, 2008, the Spirits business has operated its own dedicated sales force in the U.S.

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

Principal markets for the products of the Spirits business are the U.S., Australia, Spain, Germany, the U.K. and Mexico. Approximately 45% of our Spirits business’s sales are to markets outside the U.S.

The distilled spirits industry is competitive. Based on information from independent industry statistical sources, our Spirits business is the largest U.S.-based producer and marketer of distilled spirits and is the 4th largest premium, western-style spirits company in the world. We compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. Major competitors include Diageo, Pernod Ricard, Bacardi, Brown-Forman and Rémy.

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

The principal raw materials for the production, storage and aging of distilled products are primarily corn and other grains for whiskeys/whiskies and other spirits, agave for tequila, molasses for rum, new or used oak barrels and glass for bottles. These materials are generally readily available from a number of sources, except that new oak barrels are available from only a few sources. JBBCo. has a long-term supply agreement with a third-party supplier for the purchase of new oak barrels. This agreement requires a minimum of three years’ notice prior to termination. JBBCo. purchases barrels from two other suppliers on a year-to-year basis pursuant to purchase orders.

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

In many of the key markets for our Spirits business, distilled spirits are subject to federal excise taxes and/or customs duties as well as state/provincial, local and other taxes. Beverage alcohol sales could be impacted by higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, there were excise tax increases in several U.S. states in 2009 and the possibility of future increases cannot be ruled out. In April 2008, the Australian government increased excise taxes on ready-to-drink spirits products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Beam’s pre-mixed products including Jim Beam and Cola. Operating income comparisons were negatively impacted by the excise tax increase until its impact annualized at the end of April of 2009. Excise or other tax increases are also considered from time to time in other key markets such as the U.K., Spain and Mexico. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on our financial results.

Factors that could adversely affect future results in our Spirits business include consumers trading down to lower price points, competitive pricing activities, changes in customer inventory levels, potential impairment charges, the possibility of future excise and other tax increases globally, regulatory enforcement trends, and reduction of government financial incentives related to our rum production.

Home & Security

Fortune Brands Home & Security LLC (Home & Security) is a holding company for subsidiaries in the home products industry. Subsidiaries include MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Moen Incorporated (Moen), Therma-Tru Corp. (Therma-Tru), Simonton Holdings, Inc. (Simonton) and Fortune Brands Storage and Security LLC (Storage and Security). On January 1, 2010, we changed the name of this segment from Fortune Brands Home & Hardware LLC to Fortune Brands Home & Security LLC. Home & Security’s operating companies compete on the basis of innovation, fashion, product quality, price, service and responsiveness to distributor and retailer needs, and end-user consumer preferences. The home and security industry is highly competitive. Factors that affect our Home & Security business’s results of operations include levels of home improvement and residential construction activity, principally in the U.S. Approximately 15% of Home & Security’s sales are to international markets.

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

Moen manufactures faucets, bath furnishings, accessories, parts and kitchen sinks in North America, China and India. Sales are made through Moen’s own sales force and independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. Products are sold principally in the U.S. and Canada and also in China, India, Mexico, South America and Southeast Asia. Moen’s chief competitors include Masco, Black & Decker, Kohler, American Standard and imported private-label brands. Moen is the #1 faucet brand in North America according to an independent industry survey.

Therma-Tru is a leading residential entry door brand in the United States. Therma-Tru manufactures fiberglass and steel residential entry door and patio door systems, primarily for sale in the United States and Canada. In 2008, Therma-Tru withdrew from the U.K. door market. Therma-Tru’s principal customers are home centers and millwork building products distributors that provide products to the residential new construction market and home centers, as well as to the remodeling and renovation markets. Therma-Tru’s competitors include Masonite, JELD-WEN and Plastpro.

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

Storage and Security is comprised of the Master Lock and Waterloo product lines. Master Lock Company LLC (Master Lock) manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks and other specialty safety and security devices. Products designed for consumer use are sold to wholesale distributors, home centers and hardware and other retail outlets. Lock systems are sold to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset, Schlage and various imports. Master Lock is the #1 padlock manufacturer worldwide. Waterloo Industries, Inc. (Waterloo) manufactures tool and garage storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Stanley, Keter, Rubbermaid and others in the plastic hand box category. Waterloo is the #1 retail tool storage manufacturer in the U.S.

Product branding and innovation are important to the success of the Home & Security business. In addition to the previously discussed trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. The Home & Security business holds U.S. and foreign patents covering various features used in our faucet and bath furnishings, entry doors, windows, locks and security products as well as storage products.

Raw materials used for the manufacture of products offered by Home & Security’s operating companies are primarily red oak, maple and pine lumber, particleboard, rolled steel, brass, zinc, copper, nickel, aluminum, glass and various plastic resins. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products. Beginning in 2007, the Home & Security business experienced fluctuations in commodity and energy-related costs. While in the past we have been able to mitigate the impact of commodity cost increases through productivity improvements and passing on increased costs to our customers, there is no assurance that we will be able to offset such cost increases in the future.

Golf

Acushnet Company (Acushnet or the Golf business), together with its subsidiaries, is a leading manufacturer and marketer of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear and accessories. Acushnet’s leading brands are Titleist and Pinnacle golf balls; Titleist and Cobra golf clubs; Scotty Cameron by Titleist putters; Vokey Design wedges; FootJoy golf shoes; FootJoy and Titleist golf gloves; and FootJoy outerwear. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty and sporting goods stores throughout the United States. Sales are made directly in the U.S. and in key international markets. In some international markets, sales are made through distributors or agents. Approximately 45% of Acushnet’s sales are to international markets.

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. Acushnet has the leading market positions in golf balls (Titleist and Pinnacle), golf shoes and golf gloves (FootJoy). Acushnet also is a leading U.S. competitor in golf clubs (Titleist and Cobra). In golf balls, Acushnet’s main competitors are Bridgestone, Callaway, Nike, TaylorMade and Srixon. In golf clubs, TaylorMade, Callaway, Ping, Cleveland and Nike are the primary competitors. In golf shoes, Adidas and Nike are the main competitors. In golf gloves, Nike and Callaway are the primary competitors. Acushnet’s business is seasonal and approximately 60% of sales occur in the first half of the year and less than 20% in the fourth quarter.

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

Branding and product innovation are both important to the success of the Golf business. The Titleist, Cobra, FootJoy and Pinnacle trademarks are of particular importance to the business. Product innovation is a powerful growth engine in the golf segment, and our patent portfolio is an important resource to help inhibit competitors from copying or exploiting our innovations. The Company holds United States and foreign patents covering innovations and design features used in our golf balls, golf clubs and shoes, and holds other licenses, trademarks and tradenames. There continues to be a substantial issue with “knock-off” and counterfeit golf clubs, which imitate or copy the protected features of original equipment manufacturers’ golf club products. Acushnet has an active program of enforcing intellectual property rights against those who make or sell these products.

Employees

As of December 31, 2009, the Company and its subsidiaries had the following number of employees:

Spirits	3,452
Home & Security	15,834
Golf	4,836
Corporate	126
Total	24,248

Environmental Matters

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2009 and 2008, environmental accruals amounted to $24.5 million and $29.1 million, respectively, and are included in non-current liabilities on the balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition. See “Item 7 — Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations — Pending Litigation — Environmental Matters” for more information.

(d)    Financial Information about Geographic Areas.

We sell products primarily in the United States, Canada, Europe (primarily the U.K., Spain, Germany and France), Australia, Asia (primarily Japan, China and South Korea) and Mexico. A change in the value of the currencies of these countries can impact our financial statements when translated into U.S. dollars. The exchange rates between some of the foreign currencies in which our subsidiaries operate and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. We manufacture and source our products in the United States, Europe, Canada, Mexico, China, Thailand, Taiwan, India and other countries. We are subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. See Note 19, “Information on Business Segments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

(e)    Available Information.

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

Current economic challenges may continue and a recovery may be slow or reverse, adversely impacting our financial results and liquidity.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also our own financial condition. While the major economic disruptions of the global financial markets have largely subsided, major economic challenges remain globally, including very high unemployment, low consumer confidence, record budget deficits and levels of national debt, and fragile credit and housing markets. These factors may adversely impact our financial results and liquidity. As in past downturns, a recession decreases demand and causes consumers to defer discretionary purchases, such as major remodeling projects and the purchase of golf clubs. In addition, other portions of our business have come under pressure, including the global distilled spirits market, as well as the historically stable golf ball, golf shoe, golf glove and accessories markets. We have also seen consumers trade down to lower-priced products across all our businesses and increased price competition.

The global recession and credit crisis have also adversely impacted the financial stability of our customers which may result in further reductions in customer inventories, as well as higher bad debt expense across our businesses. A prolonged global economic stagnation may also impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

A significant portion of our business is impacted by risks associated with fluctuations in the U.S. housing market.

Our home products business is primarily impacted by U.S. demand for remodeling and repair of existing homes, as well the market for new homes, which began to stabilize in the second half of 2009. Demand for our products is strongly influenced by the financial strength and confidence of consumers, and by consumers’ household income, job security, access to credit and housing prices. While home prices have begun to stabilize, the housing market still faces downward pressures resulting from high levels of inventory. In addition, the eventual withdrawal of government programs for home products, such as the first time home buyer tax credit, the energy tax credit and the distressed mortgage buying programs will decrease demand and could impact the housing recovery.

Demographic factors, such as aging housing stock, changes in population growth and household formation will have a long-term effect on the home improvement, repair and residential construction markets. While demographic trends are favorable for the long-term growth of the U.S. home products market, it is very difficult to predict the pattern, timing, sustainability and impact of a recovery.

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

Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes on a timely basis to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful.

The inability to secure and maintain rights to intellectual property could adversely affect our business.

We have many patents, trademarks, brand names and trade names that are important to our business. Our business could be adversely affected by the loss of any major brand or by infringement of our intellectual property rights. We are also subject to risks in this area because existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products from infringement by others. In addition, others may assert intellectual property infringement claims against us or our customers. With respect to our Golf business, we are subject to intellectual property lawsuits that might cause us to incur significant costs, and if resolved unfavorably, pay significant damages, prohibit us from selling products or delay the introduction of new products.

Downgrades of our credit ratings could adversely affect us.

If Moody’s, S&P or Fitch were to downgrade our credit ratings to a non-investment grade rating, such a downgrade could result in an increase to our cost of capital and impact our future capability to access credit. Downgrades of our credit ratings would adversely affect the fair value and marketability of our outstanding debt.

Continued consolidation of our trade customers, particularly in the home and security industry, could adversely affect our business.

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

Risks associated with our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our business, either in an environment of potentially declining market demand or one that is volatile or resurging.

We need to continually evaluate our organizational productivity and global supply chains and assess opportunities to reduce costs and assets. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains to promote a consistently flexible and low cost supply chain that can respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could impair our financial results. Despite proactive efforts to cost controls and reduced production in our facilities, competition could still result in lower operating margins and profitability.

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

While our current focus is debt reduction, we continue to consider acquisitions and joint ventures as a means of enhancing shareowner value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures, retaining the acquired businesses’ customers and brands, and achieving the expected financial results and benefits of transactions, such as cost savings, and revenue increases from expanded geographic or product presence; loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, procedures, policies and information systems; and diversion of management’s attention from other business concerns. Our Spirits business is transitioning to more direct sales and distribution routes to market, both in the U.S. and internationally, following the sale of Vin & Sprit Group to Pernod Ricard S.A. in 2008. In the U.S., we have regained full ownership of the sales and distribution assets formerly held by our joint venture, Future Brands LLC. Distribution in most major international markets is through an alliance with The Edrington Group that is a combination of jointly-owned or company-owned sales forces. In 2008, we also acquired Cruzan rum.

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

We manufacture and source our products in the United States, Europe, Canada, Mexico, China, Thailand, Taiwan, India and other countries. Accordingly, we are subject to risks associated with potential supply chain disruption caused by changes in political, economic and social environments, civil unrest, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments, trade disputes with the U.S., as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. Exchange rate fluctuations may also significantly impact the cost of sourced products and our financial results.

We sell products globally and are exposed to currency exchange rate risks, including those related to the recent volatility of the U.S. dollar.

We sell and produce products in the United States, Europe, China and other areas (principally Canada, Mexico and Australia). While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position in local currency of our products, making it more difficult for our operations to compete. The exchange rates between some of the major foreign currencies in which our subsidiaries operate (including the British pound sterling, Australian dollar, euro, Japanese yen, Canadian dollar and Mexican peso) and the U.S. dollar have fluctuated significantly in recent years and are likely to continue to do so in the future. A revaluation of the Chinese yuan may significantly impact the cost of our products.

Our businesses rely on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels and customers, including financial pressures brought on by the global recession and credit crisis.

Our spirits products are sold principally through wholesale distributors for resale to retail outlets. Though strongly profitable, the replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our businesses. Our Home & Security business relies on a distribution network comprised of consolidating customers. Any unplanned disruption to the existing distribution could adversely affect our revenues and profitability. The sale of a distributor to a competitor or, financial instability or default of the distributor or one of its major customers, potentially could cause such a disruption.

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

Changes in government and industry regulatory standards could adversely affect our businesses.

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

In addition, we face government regulations pertaining to the health and safety of our employees and our consumers as well as regulations addressing our businesses’ impact on the environment, domestically as well as internationally. Our compliance with these regulations includes responding to emerging climate change initiatives, restrictions on lead content in plumbing products, regulations governing formaldehyde emissions applicable to our manufacture of cabinets and standards on volatile organic compounds which impact all of our businesses. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions could adversely impact our results and our ability to effectively and timely meet such regulations could adversely impact our competitive position.

Changes in excise taxes and incentives related to distilled spirits could adversely affect our Spirits business.

Distilled spirits are subject to excise tax in many countries where we operate. While no federal excise tax increase is presently pending in the United States, our largest market, fiscal pressures are rising dramatically, increasing the risk of a potential federal excise tax increase on spirits. Many states and other jurisdictions are considering possible excise tax increases. The effect of any future excise tax increases cannot be determined, but could have an adverse effect on our business by reducing demand. Our Spirits business is the recipient of certain governmental financial incentives in connection with its manufacture of rum. The amount and availability of financial incentives in future periods cannot be assured. Any reduction in incentives could have an adverse effect on our Spirits business by increasing production costs.

Potential liabilities and costs from litigation could adversely affect our business.

Our businesses are subject to risks related to litigation, including with respect to alcohol-related liability, as well as tobacco products made and sold by former subsidiaries. Our Golf business faces patent litigation that could result in significant costs as well as potentially impact our ability to sell products. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

Historical financial statements may not be reflective of our future financial condition and results of operations due to recent portfolio changes or other reasons.

Although we believe that this report contains all material information that is necessary to make an informed assessment of our assets and liabilities, financial position, profit and losses and prospects, historical financial statements do not necessarily represent what our results of operations or financial position will be for any future periods. Significant recent changes include regaining full ownership of spirits U.S. distribution in 2008 and the establishment of a new international distribution alliance with The Edrington Group on April 1, 2009. This alliance is a combination of jointly-owned and company-owned sales forces.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and shareholder equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in further impairments include a change in expected global consumer spending and timing of the recovery from the global recession, and the impact of slowing market growth rates in certain categories in our Spirits business. In addition, further impairment could be caused by changes in the industries in which we operate as well as competition, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and shareholders’ equity could be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries as of December 31, 2009:

Segment	Manufacturing Plants		Distribution Centers		Warehouses		Other(a)

	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Spirits
U.S.	5	—	—	—	9	1	—	—
Europe	12	—	1	—	10	—	—	—
Mexico	1	—	—	—	2	5	—	—
Asia	1	—	—	13	—	5	—	—
Canada	1	—	—	—	1	—	—	—
Home & Security
U.S.	29	4	2	14	1	8	—	—
Canada	1	1	—	2	—	3	—	—
Mexico	3	—	1	1	—	—	—	—
Asia	1	2	—	2	—	1	—	—
Europe	—	—	—	1	—	—	—	—
Central America	—	—	—	1	—	—	—	—
Golf
U.S.	3	1	1	2	—	—	3	4
Asia	2	1	1	6	—	—	—	—
Europe	—	—	1	1	—	—	—	3
Australia/New Zealand	—	—	—	2	—	—	—	—
Canada	—	—	—	1	—	—	—	—
Africa	—	—	—	1	—	—	—	—
Corporate
U.S.	—	—	—	—	—	—	—	1
Total U.S.	37	5	3	16	10	9	3	5
Total Non-U.S.	22	4	4	31	13	14	—	3
TOTAL	59	9	7	47	23	23	3	8

(a)	Other includes research and development facilities, golf club fitting centers and the Fortune Brands Corporate office.

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

Pending Cases

As of February 5, 2010, there were approximately six smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with eight cases reported in our Annual Report on Form 10-K for the year ended December 31, 2008. There are no purported smoking and health class actions or health care recovery actions pending against the Company. For a list of pending cases, see Exhibit 99 to this Annual Report on Form 10-K.

Terminated Cases

Two tobacco-related cases were terminated in 2009. For a list of terminated cases, see Exhibit 99 to this Annual Report on Form 10-K.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, the Florida Circuit Court upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006 the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, but instead addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On October 1, 2007, the United States Supreme Court denied defendants’ motion seeking review by that court. As of January 25, 2010, B&W and/or R.J. Reynolds Tobacco Company had been served in over 7,800 cases (the “Engle progeny cases”) brought by individual plaintiffs in state and federal courts in Florida. These cases include claims asserted by over 9,400 individual plaintiffs. The number of cases may increase as the Florida courts continue to sever cases with multiple plaintiffs. In 2009, trials in the Engle progeny cases began. Of the ten Engle progeny cases that were tried in 2009, several resulted in adverse judgments against tobacco companies, including four adverse judgments against the Indemnitor. All four of these adverse judgments are currently being appealed by the Indemnitor. The Company is not a party to any of the Engle litigation.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia dismissed certain counts of the lawsuit, but also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants’ profits from the sale of tobacco as a part of its RICO claim. The U.S. Supreme Court denied the government’s petition to review the case on October 17, 2005. The trial was concluded in June, 2005. On August 17, 2006, the Court issued its final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. The defendants and the government appealed this matter. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, ordered the dismissal of two defunct U.S. trade associations that were not covered by the district court’s injunctive remedies, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The government’s cross-appeal seeking disgorgement of past profits and the funding of smoking education and cessation programs was denied. On December 11, 2009, the U.S. Court of Appeals for the District of Columbia entered an order continuing the effective stay of the district court’s injunctive remedies pending the U.S. Supreme Court’s final disposition of the case. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiff’s appeal and ordered the lower court to dismiss plaintiff’s pending motion to vacate. On December 18, 2006, the trial court entered a final judgment in accordance with the Illinois Supreme Court’s mandate. On January 17, 2007, the plaintiffs subsequently filed a motion in the lower court seeking to vacate or withhold judgment. On August 22, 2007, the Illinois Supreme Court issued a supervisory order directing the lower courts to dismiss the motion. On August 30, 2007, the trial court dismissed plaintiffs’ motion. On December 18, 2008, plaintiff filed a petition requesting the state court to vacate the Price judgment in light of the U.S. Supreme Court’s December 15, 2008 decision in Altria Group, Inc. v. Good (in which the Court held that federal law did not preempt the plaintiff’s assertion of state-law consumer fraud claims which alleged that defendants’ advertising and marketing fraudulently conveyed the message that “light”

cigarettes deliver less tar and nicotine to smokers than regular cigarettes.) On February 4, 2009, the trial court dismissed the plaintiff’s petition. On March 4, 2009, plaintiff filed a notice of appeal to the intermediate appellate court. Oral argument was heard in the intermediate appellate court on February 2, 2010. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed and are otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard, Turner or Good litigation.

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

Prior to the MSA, health care cost recovery actions filed by the states of Minnesota, Texas, Florida and Mississippi were settled separately on terms that included monetary payments of several billion dollars. The Company was not a party to the Minnesota or Texas actions and was voluntarily dismissed from the Florida and Mississippi actions. The Company is not a party to any of these settlements nor is it required to pay any money under these settlements.

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

On March 3, 2009, Acushnet also filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that Callaway’s Tour i and Tour ix balls infringe nine of Acushnet’s patents.

In addition, on March 3, 2009, Acushnet filed with the PTO a reexamination request for the two additional patents asserted by Callaway. The PTO has accepted the reexaminations and has issued first office actions that reject all of the claims of both patents as invalid on multiple grounds.

We believe, and counsel advises, that Acushnet has meritorious defenses to the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Common Stock Cash Dividend Payments

	2009	2008

Payment date	Per share	Per share
March	$0.44	$0.42
June	0.19	0.42
September	0.19	0.44
December	0.19	0.44
Total	$1.01	$1.72

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Item 1A. Risk Factors.”

Quarterly Composite Common Stock Prices

	2009		2008

	High	Low	High	Low
First Quarter	$42.97	$17.68	$72.58	$62.13
Second Quarter	$43.49	$24.23	$74.44	$61.91
Third Quarter	$46.59	$31.58	$63.67	$51.59
Fourth Quarter	$46.77	$37.74	$57.95	$30.24

The common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On February 5, 2010, there were 18,467 record holders of the Company’s common stock, par value $3.125 per share.

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

Peer Group Index

The Peer Group is composed of the following publicly traded companies in industries corresponding to the Company’s current three core businesses:

Spirits:    Brown-Forman Corporation, Constellation Brands, Inc., Diageo PLC, Pernod Ricard S.A. and Rémy Cointreau S.A.;

Home & Security:    The Black & Decker Corporation, Masco Corporation, Newell Rubbermaid Inc. and The Stanley Works; and

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

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries For the year ended December 31,

(In millions, except per share amounts)	2009	2008	2007	2006	2005
Operating Data
Net sales	$6,694.7	$7,608.9	$8,563.1	$8,521.0	$6,891.0
Depreciation and amortization	254.7	265.5	265.0	240.5	219.5
Operating income	505.2	145.6	1,376.3	1,447.9	1,151.3
Interest expense	215.8	237.1	293.6	308.8	153.6
Income taxes	36.3	95.6	346.3	299.3	321.8
Income from continuing operations, net of tax	247.1	92.8	773.9	880.0	597.5
Income from discontinued operations, net of tax	—	152.5	13.1	18.0	43.6
Net income	247.1	245.3	787.0	898.0	641.1
Net income attributable to Fortune Brands	242.8	311.1	762.6	830.1	621.1
Basic earnings per common share
Continuing operations	$1.61	$1.04	$4.89	$5.44	$3.96
Net income attributable to Fortune Brands common shareholders	$1.61	$2.05	$4.98	$5.56	$4.26
Diluted earnings per common share
Continuing operations	$1.60	$1.03	$4.79	$5.31	$3.84
Net income attributable to Fortune Brands common shareholders	$1.60	$2.02	$4.87	$5.42	$4.13

Common Share Data(a)
Dividends paid	$152.2	$261.2	$248.6	$224.0	$201.6
Dividends paid per share	$1.01	$1.72	$1.62	$1.50	$1.38
Average number of basic shares outstanding	150.3	151.7	153.1	149.1	145.6
Book value per share	$33.90	$31.18	$36.90	$31.08	$24.88

Balance Sheet Data
Inventories	$2,016.6	$1,975.4	$2,047.6	$1,937.8	$1,404.8
Current assets	3,871.7	3,468.1	3,780.9	3,930.1	3,192.7
Working capital	2,408.1	2,278.0	1,687.0	1,414.7	374.8
Property, plant and equipment, net	1,467.9	1,553.9	1,698.2	1,708.2	1,405.2
Intangible assets, net	6,764.9	6,783.2	8,063.2	8,038.7	6,487.5
Total assets	12,370.6	12,091.9	13,956.9	14,668.3	13,201.5
Short-term debt	51.3	36.6	431.0	789.3	934.1
Long-term debt	4,413.3	4,688.6	3,942.7	5,034.9	4,889.9
Stockholders’ equity	5,092.4	4,686.0	5,685.5	4,728.0	3,645.6
Total equity	5,105.7	4,699.6	5,701.1	4,744.8	3,678.3

(a)	On December 31, 2009, there were 18,595 common stockholders of record.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales

	Year Ended December 31,
(In millions)	2009	% Change vs. Prior Year	2008	% Change vs. Prior Year	2007
Spirits	$2,469.6	(0.5)%	$2,480.9	(4.8)%	$2,606.8
Home & Security	3,006.8	(20.0)	3,759.1	(17.4)	4,550.9
Golf	1,218.3	(11.0)	1,368.9	(2.6)	1,405.4
NET SALES	$6,694.7	(12.0)%	$7,608.9	(11.1)%	$8,563.1

	Operating Income and Net Income

	Year Ended December 31,
(In millions)	2009	% Change vs. Prior Year	2008	% Change vs. Prior Year	2007
OPERATING INCOME:
Spirits	$484.7	(10.9)%	$543.7	(29.1)%	$766.7
Home & Security	87.0	118.7	(465.6)	—	503.0
Golf	25.0	(80.0)	125.3	(24.3)	165.5
Corporate expenses	(91.5)	(58.3)	(57.8)	1.9	(58.9)
OPERATING INCOME	$505.2	247.0%	$145.6	(89.4)%	$1,376.3

LESS:
Interest expense	215.8	(9.0)	237.1	(19.2)	293.6
Other expense (income), net	6.0	—	(279.9)	—	(37.5)
Income taxes	36.3	(62.0)	95.6	(72.4)	346.3
INCOME FROM CONTINUING OPERATIONS	$247.1	166.3%	$92.8	(88.0)%	$773.9
Income from discontinued operations	—	—	152.5	—	13.1
NET INCOME	$247.1	0.7%	$245.3	(68.8)%	$787.0
LESS: Noncontrolling interests	4.3	106.5	(65.8)	—	24.4
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$242.8	(22.0)%	$311.1	(59.2)%	$762.6

CONSOLIDATED

Summary

Fortune Brands is a holding company with subsidiaries that make and sell leading consumer branded products worldwide in the following markets: distilled spirits, home and security, and golf products. We strive to enhance shareholder value in a variety of ways, including:

>	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

>	positioning our brands and businesses to outperform their respective markets. We do this by:

>	developing innovative new products and effective marketing programs,

>	expanding customer relationships,

>	extending brands into adjacent categories, and

>	developing international growth opportunities,

>	pursuing business improvements by operating lean and flexible supply chains and business processes,

>	promoting organizational excellence by developing winning cultures and associates, and

>	leveraging our breadth and balance and financial resources to drive shareholder value.

While our first priority is internal growth, we continue to focus on paying down debt. We also strive to create shareholder value through add-on acquisitions, dispositions and joint ventures. In addition, we enhance shareholder value through other initiatives, such as using our financial resources to pay dividends and repurchase shares.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Item 1A. Risk Factors.”

In 2009, net income attributable to Fortune Brands and diluted earnings per share decreased 22% and 21%, respectively, compared to 2008. Income and diluted earnings per share from continuing operations increased 53% and 55%, respectively.

Sales decreased 12% to $6.7 billion. Sales were unfavorably impacted by:

>	the effect of the global economic environment and reduced consumer discretionary spending on all of our businesses,

>	the downturn in the U.S. housing products market and its impact on our Home & Security business, and

>	unfavorable foreign exchange ($135 million).

Sales benefited from:

>	the impact of acquisitions (approximately $106 million)

>	successful new products and line extensions in all segments,

>	selected price increases in the Spirits and Home & Security businesses, and

>	market share gains, principally in the Home & Security and Golf segments.

Income from continuing operations benefited from:

>	lower asset impairment charges in 2009 ($66.8 million after tax) compared to 2008 ($659.4 million after tax),

>	reduced cost structures,

>	lower advertising, selling, and general and administrative expenses ($56.2 million), and

>	the absence of write-downs of the Spirits business’s investment in Maxxium Worldwide B.V. (Maxxium) recorded in 2008 ($50.5 million).

Income from continuing operations was unfavorably impacted by:

>	lower sales and related unfavorable operating leverage, and

>	the absence of gains recorded in 2008:

>	income due to the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($190.8 million after tax in aggregate),

>	income tax-related credits of $98.4 million associated with the favorable resolution of uncertain income tax positions, and

>	a gain due to the reduction in the fair value of the noncontrolling interest in the Spirits business ($81.9 million after tax).

In 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interest in seven subsidiaries of Maxxium, our former international spirits sales and distribution joint venture. In addition, we paid € 30.9 million (approximately $41.7 million) to acquire 50% ownership in five Maxxium joint venture entities.

In addition, in 2009, we acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac Company, Inc.

In 2008, we acquired the premium Cruzan rum business from Pernod Ricard S.A. (Pernod Ricard) for $103.2 million in cash. In addition, we repurchased the 10% noncontrolling interest in our Spirits business from Vin & Sprit Group (V&S) for $455.0 million. We also redeemed the 49% interest in our Spirits business’s U.S. distribution joint venture held by V&S. In a related transaction, we received $230.0 million from Pernod Ricard for early termination of the U.S. distribution agreement with V&S subsequent to its acquisition by Pernod Ricard.

In 2007, we sold our remaining U.S. wine assets to Constellation Brands for $887.0 million, after selling two wine brands and related assets to E. & J. Gallo Winery. In addition, in 2007, we sold the U.S. distribution rights and related assets for The Dalmore Scotch Whisky for $58.0 million, resulting in a gain on the sale of $28.5 million, net of tax.

In 2010, we expect to:

>	remain focused on our initiatives designed to outperform our markets,

>	benefit from the strength of our brands and new products across all segments, and

>	continue targeted brand-building investment, as well as innovation and expansion into new markets, including international growth opportunities in all of our segments.

We have also identified certain risks and challenges that may impact our businesses in 2010 including:

>	current economic conditions, including the decrease in consumer discretionary spending and consumers trading down to lower-priced products,

>	continuing uncertainty with regard to the overall U.S. home products market, and

>	changes in foreign exchange rates.

See “Item 1A. Risk Factors” for a further description of risks and uncertainties that may be material to our businesses.

RESULTS OF OPERATIONS

2009 Compared to 2008

Net Sales

Net sales decreased $914.2 million, or 12%, to $6.7 billion primarily due to:

>	the impact of the slowdown in the global economy and reduced consumer discretionary spending on all of our businesses,

>	the downturn in the U.S. home products markets and its impact on our Home & Security business, and

>	unfavorable foreign exchange (approximately $135 million).

Sales benefited from:

>	the impact of acquisitions (approximately $106 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium, our former international spirits sales and distribution joint venture),

>	newly introduced products and line extensions in all segments,

>	selected price increases in the Spirits and Home & Security businesses and

>	market share gains, principally in the Home & Security and Golf segments.

Cost of products sold

Cost of products sold decreased $494.3 million, or 12%, primarily due to lower sales across all segments and cost reduction programs in the Home & Security and Golf businesses.

Excise taxes on spirits

Excise taxes on spirits were up 69 basis points as a percentage of sales compared to the prior year due to higher Spirits segment sales as a percentage of total Company sales. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $56.2 million, or 3%, primarily as a result of lower variable sales-related expenses and a decrease in advertising and promotion spending, partly offset by increased operating costs associated with our U.S. and international sales and distribution initiatives in our Spirits business and higher incentive compensation expense.

Amortization of intangible assets

Amortization of intangible assets decreased $15.9 million to $33.7 million due to the impact of intangible asset impairment charges for definite-lived intangible assets in 2008.

Asset impairment charges

In the fourth quarter of 2009, we recorded impairment charges of $92.5 million ($66.8 million after tax) primarily related to indefinite-lived tradenames for Sauza tequila in the Spirits business. The Company remains confident in the long-term growth prospects for our Spirits brands; however, these charges were a result of the combined effect of the current economic downturn on sales in key geographic markets, particularly Mexico and the U.S., and the expectation of more moderate market growth rates for the overall tequila spirits category for the foreseeable future. For additional information, refer to the Results of Operations for the Spirits segment.

In 2008, we recorded pre-tax asset impairment charges in the Home & Security and Spirits businesses of $785.5 million ($659.4 million after tax). The Home & Security charges of $758.3 million included write-downs of goodwill, tradenames and other long-lived assets. For additional information, refer to the Results of Operations for the Home & Security segment. In addition, we recorded a $27.2 million write-down of certain non-U.S. regional Spirits tradenames.

Restructuring charges

In the twelve months ended December 31, 2009, we recorded restructuring charges of $81.9 million. These charges related to workforce reductions across all segments ($60.2 million), including the announced closure of seven Home & Security manufacturing facilities in the U.S., the closure of a golf shoe manufacturing facility, and the announced closure of a spirits facility next year. Fixed asset write-downs totaled $10.3 million. In addition, we recorded $11.4 million for lease contract termination and other costs, as well as reductions in general and administrative costs, and charges associated with our Spirits business repositioning.

In the twelve months ended December 31, 2008, we recorded restructuring charges of $81.8 million. Home & Security business charges ($49.5 million in total) primarily related to supply-chain initiatives designed to align costs and capacities with marketplace conditions, including the announced closing of six manufacturing facilities. Charges also included costs to exit from select low-return product offerings ($10.5 million). In addition, we recorded charges in the Spirits business ($32.3 million) related to business repositioning, including supply-chain activities and sales and distribution initiatives in the U.S. and internationally.

Operating income

Operating income increased $359.6 million, or 247%, primarily due to lower asset impairment charges ($693.0 million), and to a lesser degree from reduced cost structures and lower advertising promotion spending. Operating income was unfavorably impacted by lower sales and related adverse operating leverage, higher costs in our Spirits business associated with our enhanced sales and distribution structures, and an unfavorable comparison to a lower level of incentive compensation in 2008.

Interest expense

Interest expense decreased $21.3 million, or 9%, to $215.8 million, primarily due to lower average interest rates.

Other expense (income), net

Other expense increased $285.9 million to net expense of $6.0 million, predominantly due to the absence of the following items recognized in 2008:

>	income of $230.0 million from Pernod Ricard for the early termination of Future Brands U.S. spirits distribution agreement,

>	$72.0 million of remaining unamortized deferred income from the initial establishment of the Future Brands, and

>	deferred income of $20.3 million related to Future Brands as a result of the purchase of the remaining balance of the noncontrolling interest in September 2008.

Other expense (income), net, benefited from a $12.5 million gain on a Maxxium dividend distribution and the absence of a 2008 $50.5 million write-down of our investment in Maxxium that was recorded to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium. Other expense (income), net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates for the twelve months ended December 31, 2009 and 2008 were 12.8% and 50.7%, respectively. The 2009 effective tax rate was favorably impacted by higher 2009 restructuring and other charges in the U.S. taxed at a higher rate. In addition, the effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was also favorably impacted by annual true-up adjustments related to tax returns filed in the current period. The 2009 income tax rate was unfavorably impacted by net tax expense of $13.3 million related to the correction of prior year items. These prior year items, primarily related to goodwill tax benefits, net operating loss carryforwards, and certain deferred tax adjustments, were determined to be immaterial to the years to which they relate.

The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to the final settlement of the federal income tax audit related to our 2001 – 2002 federal tax returns, tax credits associated with the conclusion of our 2004 – 2005 federal tax audit, and non-goodwill impairment and restructuring charges benefited at higher U.S. tax rates. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $451.3 million and a $50.5 million write-down of our investment in the Maxxium joint venture, as well as income associated with the termination of the Spirits business’s U.S. distribution agreement at the higher U.S. tax rate.

Noncontrolling interests

Noncontrolling interest expense was $4.3 million in 2009 compared to income of $65.8 million last year. The unfavorable change of $70.1 million was primarily due to the $87.9 million gain recorded in 2008 from a reduction in the fair value of the noncontrolling interest in the Spirits business repurchased in July 2008, partially offset by absence of $9.8 million of preferred dividends paid to the noncontrolling interest and expenses associated with the repurchase of the noncontrolling interest.

Income from continuing operations attributable to common shareholders

Income from continuing operations was $242.8 million, or $1.61 per basic share and $1.60 per diluted share, for the twelve months ended December 31, 2009. These results compared to $158.6 million, or $1.04 per basic share and $1.03 per diluted share, for the twelve months ended December 31, 2008. The $84.2 million increase in income from continuing operations was primarily due to higher operating income as a result of lower asset impairment charges ($592.6 million), as well as 2008 write-downs of the Spirits business’s investment in Maxxium ($50.5 million) and the 2009 gain on a Maxxium dividend distribution ($12.5 million). Income from continuing operations was unfavorably impacted by the absence of the following items recognized in 2008:

>	income from the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($190.8 million after tax in aggregate),

>	a gain due to a reduction in the fair value of the noncontrolling interest in the Spirits business ($81.9 million), and

>	tax-related credits ($98.4 million).

2008 Compared to 2007

Net Sales

Net sales decreased $954.2 million, or 11%, to $7.6 billion primarily due to:

>	the downturn in the U.S. home products market and its impact on our Home & Security business,

>	weak consumer sentiment that reduced demand for discretionary purchases, including its adverse impact on our Home & Security and Golf businesses, and

>	lower sales in certain markets in the Spirits business, including the impact of an Australian excise tax increase on ready-to-drink spirit products.

Sales benefited from:

>	newly introduced products and line extensions across all businesses (approximately $241 million in total, net of discontinued products),

>	price increases implemented to offset higher costs for materials in the Home & Security business, as well as targeted price increases in the Spirits business, and

>	growth in international markets in the Golf business.

Cost of products sold

Cost of products sold decreased $519.8 million, or 11%, primarily on lower sales, as well as cost reduction programs, global sourcing initiatives and productivity improvements. These factors were partly offset by adverse operating leverage, as well as higher commodity costs (approximately $85-90 million).

Excise taxes on spirits

Excise taxes on spirits were up 65 basis points as a percentage of sales compared to the prior year due to lower Home & Security sales and higher international spirits sales where we are the obligor as a percentage of spirits sales. Excise taxes are generally levied based on the alcohol content of spirits products. Consistent with industry practice, excise taxes collected from customers are reflected in net sales and the corresponding payments to governments are reflected in expenses.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses decreased $38.0 million, or 2%, primarily due to lower sales-related variable costs and cost reductions in the Home & Security business, partly offset by the costs for organization repositioning and sales and distribution initiatives in the Spirits business, as well as increased brand investment in the Golf business to support growth initiatives.

Amortization of intangible assets

Amortization of intangible assets increased $2.0 million, or 4%, primarily due to changes in foreign currency rates.

Asset impairment charges

We recorded pre-tax asset impairment charges in the Home & Security and Spirits businesses of $785.5 million ($659.4 million after tax). The Home & Security charges of $758.3 million included write-downs of goodwill, tradenames and other long-lived assets. These charges were a result of the impact of a steeper than anticipated decline in the U.S. home products market and the general economy in 2008, as well as the expectation of a slower than previously anticipated recovery. For additional information, refer to the Results of Operations for the Home & Security segment. In addition, we recorded a $27.2 million write-down of certain non-U.S. regional Spirits tradenames in 2008.

Restructuring charges

In the twelve months ended December 31, 2008, we recorded restructuring charges of $81.8 million. Home & Security business charges ($49.5 million in total) primarily related to supply-chain initiatives designed to align costs and capacities with marketplace conditions, including the announced closing of eight manufacturing facilities. Charges also included costs to exit from select low-return product offerings ($10.5 million). In addition, we recorded charges in the Spirits business ($32.3 million) related to business repositioning, including supply-chain activities and sales and distribution initiatives in the U.S. and internationally. In the twelve months ended December 31, 2007, we recorded pre-tax restructuring charges of $73.5 million (Home & Security $70.2 million, Spirits $2.7 million and Golf $0.6 million).

Operating Income

Operating income decreased $1,230.7 million to $145.6 million, primarily due to asset impairment charges of $785.5 million, lower sales in the Home & Security and Golf businesses and resulting adverse operating leverage, higher commodity costs, increased brand investment in the Golf business, and the absence of the 2007 gain on the sale of The Dalmore Scotch Whisky U.S. distribution rights and related assets ($45.6 million). Operating income benefited from new products and line extensions, price increases (implemented to offset higher commodity costs in the Home & Security business and in the Spirits business), cost reduction programs, global sourcing initiatives, and productivity improvements.

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

Income taxes

The effective income tax rates for the twelve months ended December 31, 2008 and 2007 were 50.7% and 30.9%, respectively. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $451.3 million and a $50.5 million write-down of our investment in the Maxxium joint venture, as well as income associated with termination of the Spirits business’s U.S. distribution agreement at the higher U.S. tax rate. The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to final settlement of the federal income tax audit of our 2001-2002 federal tax returns. Additionally, the effective income tax rate was favorably impacted by tax credits associated with the conclusion of our 2004-2005 federal income tax audit, non-goodwill impairment charges and higher restructuring charges in 2008 benefitted at higher U.S. tax rates, and a higher portion of foreign income taxed at lower statutory rates.

Noncontrolling interests

Noncontrolling interest income was $65.8 million in 2008 compared to expense of $24.4 million in 2007. The favorable change of $90.2 million was primarily due to an $87.9 million gain from a reduction in the fair value of the 10% noncontrolling interest in the Spirits business based upon the final settlement amount determined in connection with our repurchase of the noncontrolling interest in July 2008.

Income from continuing operations attributable to common shareholders

Income from continuing operations was $92.8 million for the twelve months ended December 31, 2008. These results compared to $773.9 million for the twelve months ended December 31, 2007. The $681.1 million decrease in income from continuing operations was primarily due to lower operating income (including asset impairment charges of $659.4 million after tax) and write-downs of the Spirits business’s investment in Maxxium ($50.5 million). Income from continuing operations benefited from income due to the termination of the Spirits U.S. distribution agreement and the related deferred gain recognition ($190.8 million after tax in aggregate), as well as a gain due to a reduction in the fair value of the noncontrolling interest in the Spirits business ($81.9 million), lower interest expense and tax-related credits ($98.4 million).

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

RESULTS OF OPERATIONS BY SEGMENT

Spirits

2009 Compared to 2008

Net sales were flat compared to 2008 on higher U.S. sales offset by lower international sales. Net sales in the U.S. were higher due to the benefit of acquisitions (approximately $106 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium), higher pricing, the introduction of new products, and our U.S. distributor program that has resulted in more stable wholesale inventory levels. U.S. net sales were unfavorably impacted by weak industry conditions. International net sales decreased on unfavorable foreign exchange ($51 million). In addition, net sales were lower on a constant currency basis in certain markets largely due to economic weakness in Western Europe and Mexico, the impact of a 2008 Australian excise tax increase on ready-to-drink products, and a change in distributors in Mexico.

Operating income decreased $59.0 million, or 11%, to $484.7 million. Operating income was lower due to higher tradename impairment charges ($92.5 million in 2009 compared to $27.2 million in 2008), increased operating costs associated with our enhanced U.S. and international sales and distribution structures (approximately $40 million) and unfavorable foreign exchange. Operating income benefited from lower advertising and promotional spending, select price increases, and lower restructuring and other charges ($33.3 million).

The Spirits business had indefinite-lived tradenames with a carrying value of $1,905.4 million as of December 31, 2009. In connection with our regular annual impairment testing in the fourth quarter of 2009, we recorded impairment charges of $92.5 million, primarily related to the indefinite-lived tradename for Sauza tequila, reducing the book value of the impaired brands to $782.8 million in aggregate. Because these tradenames were acquired in 2005, their fair value more closely approximates their book value. The Company remains confident in the long-term growth prospects for our Spirits brands; however, generally accepted accounting principles require that indefinite-lived tradenames be valued based on their current fair value. The impairment charges were recorded to reflect a decline in the estimated fair value of these impaired tradenames below their book value in accordance with the authoritative guidance on goodwill and other intangibles assets (ASC 350). For the impaired tradenames, we believe the current fair value has declined below book value primarily due to the combined effect of the current economic downturn on sales in key geographic markets, particularly Mexico and the U.S., and the expectation of more moderate market growth rates for the overall tequila spirits category for the foreseeable future. We estimate fair value using a standard relief-from-royalty method which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party. This method is consistent with the method we have employed in prior periods and the method employed to value the tradenames at the date of their original acquisition. In our methodology, the most important judgments and estimates that influence a tradename’s fair value include the expected branded product sales included in our final 2010 to 2012 operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal value revenue growth rates, and the weighted average cost of capital. The Company has certain indefinite-lived tradenames in its Spirits business for which a more than 10% reduction in the fair value would trigger an impairment charge in future periods. These tradenames had an aggregate book value of $865.9 million as of December 31, 2009.

We expect to incur additional restructuring and other charges of approximately $15-20 million over the next twelve to eighteen months related to our previously announced organization repositioning and U.S. supply chain initiatives. These initiatives have been undertaken to align the business closer to customers and consumers and to support brand building and long-term profitable growth.

In October of 2009, we entered into a long-term agreement with the U.S. Virgin Islands to continue to produce rum on St. Croix. The mutually beneficial agreement is structured to promote increased tax revenue for the U.S. Virgin Islands and to provide cost effective production of rum for our Spirits business.

In September 2008, Beam Global Spirits & Wine, Inc. (BGSW) and The Edrington Group Ltd. (TEG) entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. Operations under the new alliance began on April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. Prior to April 1, 2009, BGSW was a 25% partner in the Maxxium international sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the Maxxium joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are facilitating an orderly transition or winding down of Maxxium operations, which is now substantially complete.

Factors that could adversely affect future results in our Spirits business include consumers trading down to lower price points, competitive pricing activities, changes in customer inventory levels in international markets, potential impairment charges, the possibility of future excise and other tax increases globally, regulatory enforcement trends, and reduction of government financial incentives related to our rum production.

2008 Compared to 2007

Net sales decreased $125.9 million, or 5%, to $2,480.9 million, primarily due to the decline in sales from the adverse impact of an unexpected Australian excise tax on ready-to-drink spirits products instituted in April (approximately $47 million), the impact of the wind-down of transitional manufacturing agreements with Pernod Ricard to produce certain products subsequent to a 2005 acquisition (approximately $28 million), the impact of reduced fourth quarter 2008 sales due to a new U.S. distributor program that facilitates lower and more consistent U.S. distributor inventory levels going forward, and unfavorable foreign exchange ($25 million). In addition, economic pressures resulted in lower net sales in certain markets, particularly Spain, Germany and Mexico (approximately $32 million in aggregate). The sales of our portfolio of brands continued to shift toward the premium end, though at a slower rate. In addition, sales benefited from the impact of price and mix (approximately $35 million in aggregate) and the acquisition of Cruzan rum ($12.5 million).

Operating income decreased $223.0 million, or 29%, to $543.7 million, primarily due to lower sales and $63.6 million in restructuring and other charges related to business repositioning, including supply-chain activities and sales and distribution initiatives, as well as absence of the 2007 gain on the sale of The Dalmore U.S. distribution rights and assets ($45.6 million) and a 2008 write-down of certain non-U.S. regional tradenames ($27.2 million). In addition, operating income was impacted by higher operating expenses (approximately $12 million), primarily due to increased information technology costs and U.S. distribution costs.

Home & Security

2009 Compared to 2008

Net sales decreased $752.3 million, or 20%, to $3,006.8 million. The decrease was primarily attributable to the downturn in the U.S. housing and home products market and the U.S. economic recession. These factors resulted in lower repair and remodeling spending, particularly on big-ticket items such as cabinetry and entry doors, and a substantial decrease in new home construction, as well as a mix shift to lower-priced products. Net sales benefited from share gains with key customers, the impact of select price increases, and new products and line extensions.

Operating income increased $552.6 million to income of $87.0 million, primarily due to asset impairment charges recorded in 2008 that did not recur in 2009 ($758.3 million) and cost reduction and supply chain improvements in all areas of the business in 2009. These were partially offset by continuing adverse operating leverage from substantially lower sales and an unfavorable mix shift. Restructuring and other charges were slightly lower in 2009 ($52.0 million in 2009 compared to $55.6 million in 2008). In 2009, we announced the closure of seven additional plants in addition to six closures announced in 2008.

Since December 31, 2006, we have reduced the number of Home & Security segment manufacturing facilities and positions by approximately 40%. Headcount reductions have been implemented across all levels of the organization. We anticipate that these initiatives will generate savings that pay back the cash costs in three years or less. Restructuring and restructuring-related charges for currently approved projects are expected to be approximately $5 million in 2010.

We estimate that the categories of the U.S. home products market in which we compete declined in 2009 in the range of 20%. While we expect the market will be relatively stable in 2010, we may face higher raw material costs, and in the event the market continues to decline, our business may face pressures, including the impact of adverse operating leverage. We will continue to strive to mitigate the impact of the weak market conditions through ongoing cost reductions, as well as through market share gain initiatives, successful extension of brands into new markets, and expanding existing customer relationships.

There were no goodwill or indefinite-lived tradename impairment charges recorded in the Home & Security business in 2009. At December 31, 2009, the Company had long-lived assets in its Home & Security segment that totaled $2,900.3 million, including goodwill and indefinite-lived tradenames of $1,452.7 million and $662.6 million, respectively. The dollar amounts of goodwill and indefinite-lived tradenames associated with each of the reporting units within our Home & Security segment as of December 31, 2009 were as follows:

($ in millions) Reporting Unit	Goodwill	Indefinite-lived Tradename
Cabinet products	$490.3	$216.7
Faucet products	569.7	107.2
Entry door products	142.9	190.0
Window products	84.4	127.0
Storage and security products	165.4	21.7
Total	$1,452.7	$662.6

While we are confident in the long-term growth and return prospects for this segment, generally accepted accounting principles require us to assess the impairment of goodwill and indefinite-lived tradenames based upon current fair value. Goodwill is assessed at the reporting unit level. Key to estimating the fair value of our long-lived assets is our forecast of the depth and duration of the U.S. home products market downturn, and its impact on future revenues, operating margins and cash flows. Our projection for the U.S. home products market and global economic conditions is inherently subject to a number of uncertain factors, such as the depth and duration of the global economic slowdown, as well as U.S. changes in home prices, unsold homes inventory levels, credit availability and borrowing rates, unemployment levels, and overall consumer confidence. In the near term, as we monitor the above factors, it is possible we may change the revenue and cash flow projections of our

Home & Security segment, which may require the recording of additional asset impairment charges in accordance with the authoritative guidance on goodwill and other intangible assets, as well as property, plant and equipment. We currently believe that the reporting unit with a higher risk of future goodwill or trade name impairment is our window products reporting unit. This reporting unit is the most recently acquired (in 2006) and therefore has a cost that is closest to the current fair value. For our window products reporting unit, a more than 10% decline in reporting unit fair value could trigger an impairment of goodwill, its tradename or long-lived assets.

In addition, as we continue to respond to the current conditions in the U.S. home products market, it is possible we may initiate restructuring actions to reduce manufacturing capacity and administrative costs, which may result in further impairments of assets.

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

Restructuring and other charges were $55.6 million in 2008 compared to $96.3 million in 2007. Charges in 2008 related to supply-chain realignment, capacity and cost reduction initiatives and the exit of select low return product offerings.

Goodwill impairment charges in Home & Security of $451.3 million in 2008 predominantly related to our Therma-Tru entry door ($399.5 million) and Simonton ($48.8 million) reporting units, our two most recent acquisitions. In the second quarter of 2008, primarily due to the impact of a worse than anticipated decline in the U.S. home products market on financial results, the Company concluded it was necessary, in accordance with authoritative guidance on goodwill (ASC 350) to conduct an interim goodwill impairment test. As a result of this test, the Company recorded goodwill impairment charges totaling $288.9 million. In the fourth quarter, the Company conducted its regular annual goodwill impairment test as of December 31, 2008, and recorded goodwill impairment charges totaling $162.4 million. The fourth quarter charges were primarily the result of the expectation for a slower recovery than previously expected in the U.S. home products market, the current effect of the recession on the market, and our forecasts of the sales, operating income and cash flows of each reporting unit in the Home & Security business that were finalized through the course of our annual planning process.

We forecast the U.S. home products market in two segments: the new home construction segment and the repair/remodel segment. The impairments at Therma-Tru and Simonton occurred because these reporting units are most significantly impacted by new home construction and are the most recently acquired (and therefore have newer historical carrying values). In the Home & Security segment, our reporting units are components one level below the Home & Security operating segment that generally correspond to our major product lines and related brands. For each reporting unit, the goodwill impairment charges were measured as the excess of the carrying value of the goodwill over its implied fair value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the authoritative guidance on goodwill and other intangible assets. Consistent with historical practice, the Company estimates the fair value of a reporting unit based on estimate projection of future cash flows discounted at a market-participant-derived weighted-average cost of capital. Our estimate of discounted future cash flows decreased significantly from year-end 2007 primarily due to a reduction of current year forecasted revenues and cash flows compared to our original plan (which resulted in projecting future revenue and cash flow growth off of a significantly lower base) and the shifting of cash flow growth beyond 2008 into later years. As of December 31, 2008, our cash flow projections assumed declining revenue and cash flows in 2009 and that significant recovery would not begin until after 2010. In addition, the fair value declined due to an increase in our weighted-average cost of capital.

Golf

2009 Compared to 2008

Net sales decreased $150.6 million, or 11%, to $1,218.3 million, primarily due to the impact of decreased demand in the U.S. and Western Europe, particularly for golf clubs and custom golf balls, as well as unfavorable foreign exchange ($52 million). Net sales benefited from market share gains and a double-digit percentage increase in constant currency sales in Asian markets.

Operating income decreased $100.3 million, or 80%, to $25.0 million primarily due to lower sales and related unfavorable operating leverage, restructuring and other charges of $35.2 million, mainly related to workforce reductions and the closure of a footwear manufacturing facility, unfavorable foreign currency ($21 million), and higher incentive compensation expense. Operating income benefited from cost recovery actions and lower operating expenses, including reduced advertising and promotion, and lower discretionary expenses.

While we expect golfers to remain cautious in 2010, we expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age and retirement), and the increasing popularity of golf internationally.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, both the USGA and the R&A have enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. More recently, they adopted a rule change to allow greater adjustability in golf clubs, which went into effect January 1, 2008. In August 2008, the USGA and R&A adopted a rule change, effective January 1, 2010, further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rules change will not apply to most golfers until January 1, 2024. It will be implemented on professional tours beginning in 2010 and then in other elite amateur competitions beginning 2014. All products shipped into the marketplace after December 31, 2010 must comply with the new groove specification. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies, as well as impact the competitive dynamic among industry participants, potentially impacting our Golf business.

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

Corporate

2009 Compared to 2008

Corporate expenses of $91.5 million, which include salaries, benefits and expenses related to corporate office services and employees, increased $33.7 million primarily due to an unfavorable comparison to a low level of incentive compensation in 2008, pension settlement costs, and expenses associated with the disposition of fixed assets.

2008 Compared to 2007

Corporate expenses of $57.8  million, which include salaries, benefits and expenses related to corporate office services and employees, decreased $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

While the global credit crisis abated during the course of 2009, general economic conditions remained challenging and volatility in capital and credit markets continued. We believe; however, that we have sufficient liquidity to fund our operations.

Liquidity and Capitalization

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases when deemed appropriate. Our principal sources of liquidity are cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries, domestic or foreign, to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. While the current focus of our cash flow is paying down debt, we cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic options, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

On April 28, 2009, we announced a reduction in the indicative annual dividend rate on our common stock from $1.76 per share to $0.76 per share to align our dividend with our historical payout ratio range. We believe that this was a prudent course of action in the current environment and is in the best long-term interest of our stockholders. This change in dividend rate decreased cash required for dividend payments by $109 million in 2009 and $150 million on an annual basis. We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section titled “Item 1A. Risk Factors.”

We currently have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings to non-investment grade will modestly increase interest rates on some of our existing corporate debt as well as increase the interest rate on any new debt. In addition, it may impact our access to long-term capital markets and weaken operating cash flow and liquidity, potentially impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

Total debt decreased $260.6 million during the twelve-month period ended December 31, 2009 to $4.5 billion. The ratio of total debt to total capital decreased to 46.7% at December 31, 2009 from 50.1% at December 31, 2008, primarily due to our use of cash flow to pay down debt, as well as higher equity due to net income in 2009 and an increase in accumulated other comprehensive income resulting from foreign currency translation effects.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. This credit facility replaced our existing $2.0 billion, 5-year committed revolving credit agreement that had no balance outstanding as of December 31, 2009. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. total capital is defined as debt plus equity including deferred taxes. Equity excludes any future impairment charges. If these covenants were in existence, at December 31, 2009 and 2008, we would have complied with these ratios by a wide margin. We believe the possibility of violating these covenants is remote. No other debt instruments include financial ratio covenants.

We believe that our committed unused credit facility provides sufficient liquidity to fund our current operating and financing needs. We believe our credit facility was arranged with a strong and diversified group of financial institutions.

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6 3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. Net proceeds of $496.7 million are less price discounts of $0.3 million and underwriting fees of $3.0 million.

In November 2009, we issued long-term debt securities of $400 million under our shelf registration statement filed with the Securities and Exchange Commission. The 3% Notes mature in June 2012. Proceeds were used to extinguish our three year term loan. Net proceeds of $398.4 million are less price discounts of $0.4 million and underwriting fees of $1.2 million.

Cash Flows

Net cash provided by operating activities was $866.3 million for the twelve months ended December 31, 2009 compared to $817.6 million for the twelve months ended December 31, 2008. The increase in cash provided of $48.7 million was principally due to lower working capital due to the decrease in sales and working capital improvement initiatives across our businesses.

Net cash used for investing activities for the twelve months ended December 31, 2009 was $213.2 million, compared to $274.2 million in the twelve months ended December 31, 2008. The decrease in cash used of $61.0 million was primarily due to the return of our investment from Maxxium ($58.4 million), and lower capital spending ($18.8 million), partly offset by higher spending for acquisitions ($16.5 million). The total cost of acquisitions in 2009 ($121.9 million) primarily consisted of approximately $66.2 million to purchase 100% interest in seven subsidiaries of Maxxium (our former international spirits sales and distribution joint venture), approximately $41.7 million to acquire 50% ownership in five other Maxxium joint venture entities, and the acquisition of EFFEN vodka. This compares to 2008’s cost of acquisitions of $105.4 million, of which $103.2 million related to the acquisition of Cruzan rum.

Net cash used by financing activities for the twelve months ended December 31, 2009 was $432.3 million, compared with $555.8 million in the twelve month period ended December 31, 2008. The decrease of $123.5 million was primarily due to the absence of the 2008 redemption of the 10% noncontrolling interest in the Spirits business ($455.0 million) and 2008 share repurchases ($278.6 million), as well as lower dividends ($109.0 million), partly offset by higher repayments of debt ($674.6 million, net of issuance of debt).

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those in the section titled “Item 1A. — Risk Factors.”

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivables were $949.0 million as of December 31, 2009 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $72.0 million and $57.5 million as of December 31, 2009 and 2008, respectively. The current conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at December 31, 2009 was $19.9 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are partially funded by a portfolio of investments maintained within benefit plan trusts. Total pension plan cash contributions were $26.4 million and $114.5 million, respectively, in 2009 and 2008. We believe that we have sufficient liquidity to meet the minimum funding required by the U.S. Pension Protection Act of 2006. As of December 31, 2009, the fair value of our total pension plan assets was $821.7 million, representing 82% of the accumulated benefit obligation liability. On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, held as treasury stock, with a fair value of $67.9 million.

Foreign Exchange

We have investments in various foreign countries, principally Australia, Canada, Mexico, Spain, the U.K. and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars. In addition, in 2006 we issued euro-denominated long-term debt. See Note 7, “Debt and Financing Arrangements,” to the Consolidated Financial Statements, Item 8 of this Form 10-K.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. In the fourth quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In the second quarter of 2009, we entered into interest rate swaps with an aggregate notional principal amount of $500 million. Interest rate swaps outstanding at December 31, 2009 had a notional value totaling $900 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). In the second quarter of 2008, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In October 2008, we terminated and settled the 2008 interest rate swap agreements and recorded a $15.6 million gain that is being amortized to income as reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding as of December 31, 2008 and there were no interest rate swaps outstanding during 2007.

The fair market value of long-term fixed interest rate debt is impacted by interest rate risk and credit risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $4,413.3 million and $4,693.6 million total long-term debt (including current portion) at December 31, 2009 and 2008 was approximately $4,433.0 million and $4,383.6 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Guarantees and Commitments

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium, our Spirits business’s former international sales and distribution joint venture. Since April 1, 2009, we have been providing similar guarantees of 50% of the credit facilities of Maxxium España S.L., which expire in less than two years, in the amount of €11 million (approximately $15.7 million), reflecting our ownership in the joint venture with TEG. As of December 31, 2009, €6.5 million (approximately $9.3 million) was outstanding. The liability related to these guarantees was not material.

BGSW and TEG have also executed an uncommitted multi-currency Shareholder Loan Facility in the amount of €30 million (approximately $42.9 million) for BGSW/TEG joint ventures, of which our share is 50%. Our share of the outstanding balance as of December 31, 2009 was £5 million (approximately $8.1 million).

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $22.6 million, through April 2013. As a result, we have recorded the fair value of these guarantees on our financial statements. The liability related to this guarantee was $0.4 million as of December 31, 2009.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2009.

(In millions)	Payments Due by Period as of December 31, 2009

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$51.3	$51.3	$—	$—	$—
Long-term debt	4,413.3	—	1,146.4	1,532.5	1,734.4
Operating leases	193.3	56.0	78.0	44.3	15.0
Interest payments on long-term debt	1,711.1	227.7	391.2	294.7	797.5
Purchase obligations(a)	827.5	356.7	178.6	127.2	165.0
Pension and postretirement contributions(b)	18.1	18.1	—	—	—

(a)	Purchase obligations include: contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

(b)	Minimum required pension and postretirement contributions cannot be determined beyond 2010.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $460.5 million of unrecognized tax benefits as of December 31, 2009 have been excluded from the Contractual Obligations table above. See Note 15, “Income Taxes,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

In addition to the contractual obligations and guarantees and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2009. Other corporate commercial commitments include Standby Letters of Credit of $83.0 million, of which $46.2 million expires in less than one year with the remaining $36.8 million expiring in one to three years; and Surety Bonds of $30.3 million all of which expires in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Derivative Financial Instruments

In accordance with authoritative guidance on derivatives and hedging (ASC 815), all derivatives are recognized as either assets or liabilities on the balance sheet and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2009, deferred currency gains of $22.0 million were reclassified to earnings. During the year ended December 31, 2008, $3.9 million in deferred currency gains were reclassified to earnings. During the year ended December 31, 2007, $15.4 million in deferred currency losses were reclassified to earnings. Based on the foreign exchange rates at December 31, 2009, we estimate that $10.5 million of currency derivative losses included in OCI as of December 31, 2009 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the U.S. dollar, the euro, the Australian dollar, the Canadian dollar and the Japanese yen. We are also exposed to foreign currency risk as a result of our euro-denominated debt. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 8, “Financial Instruments,” to the Consolidated Financial Statements, Item 8 to this Form 10-K, for more information about the management of our interest rate risk.

Recently Issued Accounting Standards

Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP. The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

Transfer of Financial Assets

In June 2009, the FASB amended the existing authoritative guidance on transfer of financial assets (ASC 860). The new guidance a) eliminates of the concept of a qualifying special-purpose entity, b) clarifies and changes derecognition criteria for a transfer, and c) enhances disclosure of risks for which a transferor retains exposure due to continuing involvement in transferred financial assets. The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). If in effect in calendar year 2009, ASC 860 would have had no current impact on our financial statements or disclosure.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the existing authoritative guidance on variable interest entities (ASC 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements, Item 8 to this Form 10-K. The Consolidated Financial Statements are prepared in conformity with U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the more significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $72.0 million and $57.5 million as of December 31, 2009 and 2008, respectively.

Inventories

The first-in, first-out inventory method is our principal inventory method across all segments. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost of market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance or engineering/material changes.

Long-lived Assets

In accordance with authoritative guidance on property, plant, and equipment (ASC 360), a long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market participant basis.

Goodwill and Indefinite-lived Intangible Assets

In accordance with authoritative guidance on goodwill and other intangibles assets (ASC 350), goodwill is tested for impairment at least annually, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future cash flows of the reporting units to which the goodwill relates, and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. A reporting unit is an operating segment, or in the case of the Home & Security segment, one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of ASC 350.

ASC 350 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could hypothetically earned by licensing the brand name to a third party over the remaining useful life.

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

Pension and Postretirement Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets to calculate pension costs, recognizing each year’s asset gains or losses over a five-year period. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. The bond portfolio used for the selection of the interest rates is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for pension and postretirement benefit liabilities as of December 31, 2009 and 2008 was 5.9% and 6.5%, respectively.

As required by U.S. GAAP, the effects of actuarial deviations from assumptions are generally accumulated and, if over a specified corridor, amortized over the average remaining service period of the employees. The weighted average remaining service period for the pension plans at December 31, 2009 was approximately 10.4 years. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The total net actuarial losses for all pension and postretirement benefit plans were $429 million at December 31, 2009, a decrease of $18 million from December 31, 2008, primarily as a result of amortization of loss recognition in pension expense ($12 million) and recognition of curtailments and settlements ($15 million), partly offset by net actuarial losses in 2009 ($9 million). We believe that the assumptions utilized in recording our obligations under the Company’s plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2009, for postretirement medical and prescription drugs, our assumption was an assumed rate of increase of 7.5% in the next year, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year. Our assumption as of December 31, 2008, for postretirement medical, was an assumed rate of increase of 6.75% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year, and, for postretirement prescription drugs, an assumed rate of increase of 9.75% in the next year, declining 75 basis points a year until reaching an ultimate assumed rate of increase of 5% per year.

Pension expenses were $48.9 million, $32.5 million, $41.8 million, respectively, for the years ended December 31, 2009, 2008 and 2007, including net curtailment and settlement losses of $17.6 million, $2.8 million, and zero for the years ended December 31, 2009, 2008 and 2007, respectively. Postretirement expenses were $7.9 million, $8.8 million and $9.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007, including net curtailment gains of $0.1 million, $2.6 million, and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $4.1 million and $0.2 million, respectively, for 2009. A 25 basis point change in the long-term rate of return on plan assets used in accounting for the Company’s pension plans would have a $2.4 million impact on pension expense.

Income Taxes

In accordance with authoritative guidance on income taxes (ASC 740), we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company records a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest or on foreign subsidiary earnings that will be remitted without incremental taxes.

We record liabilities for uncertain income tax positions based on a two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2009, the Company has liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $460.5 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $85 to $140 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business’s products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “net sales” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, general customer program generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials and shared media. These costs are recorded at the latter of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

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

Pending Litigation

See Note 24, “Pending Litigation,” to the Consolidated Financial Statements, Item 8 to this Form 10-K.

Environmental Matters

We are involved in numerous remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. As of February 1, 2010, several of our subsidiaries had been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws in 51 instances. Of these instances, 37 have been dismissed, settled or otherwise resolved. In calendar year 2009, we were identified as a PRP in one new instance, and six PRP claims were dismissed, settled or otherwise resolved. The average settlement was approximately $7,333. In most instances where we are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2009 and 2008, we had accruals of $24.5 million and $29.1 million, respectively, to cover environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

A hypothetical 100 basis point change in interest rates affecting the Company’s variable rate borrowings would impact pre-tax interest expense by $9.9 million.

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

The following table summarizes our estimated loss under the VAR model as of December 31, 2009 and 2008, respectively. The decrease in the VAR results from more foreign exchanges contracts and greater volatility in the foreign exchange markets.

(In millions)	Estimated Amount of Loss	Period	Confidence Level
2009 foreign exchange	$5.5	1 day	95%
2008 foreign exchange	$7.2	1 day	95%

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

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2009	2008	2007
NET SALES	$6,694.7	$7,608.9	$8,563.1
Cost of products sold	3,550.5	4,044.8	4,564.6
Excise taxes on spirits	489.3	503.8	510.9
Advertising, selling, general and administrative expenses	1,941.6	1,997.8	2,035.8
Amortization of intangible assets	33.7	49.6	47.6
Restructuring charges	81.9	81.8	73.5
Asset impairment charges	92.5	785.5	—
Gain on the sale of The Dalmore Scotch Whisky assets	—	—	(45.6)
OPERATING INCOME	505.2	145.6	1,376.3
Interest expense	215.8	237.1	293.6
Other expense (income), net	6.0	(279.9)	(37.5)
Income from continuing operations before income taxes	283.4	188.4	1,120.2
Income taxes	36.3	95.6	346.3
Income from continuing operations, net of tax	$247.1	$92.8	$773.9
Income from discontinued operations, net of tax	—	152.5	13.1
Net income	$247.1	$245.3	$787.0
Less: Noncontrolling interests	4.3	(65.8)	24.4
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$242.8	$311.1	$762.6
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$242.8	$158.6	$749.5
Income from discontinued operations, net of tax	—	152.5	13.1
Net income attributable to Fortune Brands	$242.8	$311.1	$762.2
EARNINGS PER COMMON SHARE
Basic
Continuing operations	$1.61	$1.04	$4.89
Discontinued operations	—	1.01	0.09
Net income attributable to Fortune Brands common shareholders	$1.61	$2.05	$4.98
Diluted
Continuing operations	$1.60	$1.03	$4.79
Discontinued operations	—	0.99	0.08
Net income attributable to Fortune Brands common shareholders	$1.60	$2.02	$4.87
DIVIDENDS PAID PER COMMON SHARE	$1.01	$1.72	$1.62
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	150.3	151.7	153.1
Diluted	151.8	153.7	156.5

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$417.2	$163.3
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns	906.7	856.4
Accounts receivable from related parties	42.3	62.1
Inventories
Maturing spirits	1,243.0	1,128.1
Other raw materials, supplies and work in process	322.7	366.7
Finished products	450.9	480.6
Total inventories	2,016.6	1,975.4
Other current assets	488.9	410.9
TOTAL CURRENT ASSETS	3,871.7	3,468.1
Property, plant and equipment
Land and improvements	179.8	170.4
Buildings and improvements to leaseholds	810.4	812.3
Machinery and equipment	1,980.2	1,964.6
Construction in progress	89.2	76.6
	3,059.6	3,023.9
Less accumulated depreciation	1,591.7	1,470.0
Property, plant and equipment, net	1,467.9	1,553.9
Goodwill resulting from business acquisitions	3,576.5	3,571.8
Other intangible assets, net of accumulated amortization	3,188.4	3,211.4
Investments in unconsolidated subsidiaries	49.8	55.1
Other assets	216.3	231.6
TOTAL ASSETS	$12,370.6	$12,091.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$51.3	$31.6
Current portion of long-term debt	—	5.0
Accounts payable to vendors	440.6	350.6
Accounts payable to related parties	27.9	37.1
Other current liabilities	943.8	765.8
TOTAL CURRENT LIABILITIES	1,463.6	1,190.1
Long-term debt	4,413.3	4,688.6
Deferred income taxes	642.9	700.0
Accrued pension and postretirement benefits	451.3	442.2
Other non-current liabilities	293.8	371.4
TOTAL LIABILITIES	7,264.9	7,392.3
Equity
Fortune Brands stockholders’ equity $2.67 Convertible Preferred stock	5.2	5.5
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	755.6	716.4
Accumulated other comprehensive income (loss)	(211.8)	(478.4)
Retained earnings	7,135.4	7,046.2
Treasury stock, at cost	(3,326.0)	(3,337.7)
Total Fortune Brands stockholders’ equity	5,092.4	4,686.0
Noncontrolling interests	13.3	13.6
TOTAL EQUITY	5,105.7	4,699.6
TOTAL LIABILITIES AND EQUITY	$12,370.6	$12,091.9

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$247.1	$245.3	$787.0
Non-cash pre-tax (income) expense:
Depreciation	218.3	213.2	232.3
Amortization	36.4	52.3	48.1
Stock-based compensation	40.9	25.7	27.9
Restructuring charges	10.8	21.8	49.6
Deferred taxes	(57.6)	(66.3)	(140.2)
Gain on dividend distribution from Maxxium	(12.5)	—	—
Deferred income	—	(92.3)	(27.0)
Gain on sale of discontinued operations	—	(129.6)	(63.2)
Gain on sale of The Dalmore Scotch Whisky assets	—	—	(45.6)
Asset impairment charges	92.5	785.5	—
Maxxium investment impairment charges	—	50.5	—
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease in accounts receivable	134.5	124.3	36.1
Decrease (increase) in inventories	70.0	(58.1)	(4.7)
Increase (decrease) in accounts payable	54.3	(62.4)	(6.2)
(Decrease) increase in accrued taxes	(53.2)	(117.1)	189.2
Increase (decrease) in accrued expenses and other liabilities	14.7	(205.2)	(90.5)
Other operating activities, net	70.1	30.0	(27.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	866.3	817.6	965.3
INVESTING ACTIVITIES
Capital expenditures	(157.5)	(176.3)	(267.1)
Proceeds from the disposition of assets	15.9	19.2	69.3
Proceeds (settlement) from the sale of U.S. Wine business	—	(1.9)	948.3
Acquisitions, net of cash acquired	(121.9)	(105.4)	(6.3)
Return of investment in affiliates	58.4	—	—
Loans to affiliates	(8.1)	(9.8)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(213.2)	(274.2)	744.2
FINANCING ACTIVITIES
Increase (decrease) in short-term debt and commercial paper, net	11.1	(197.0)	(1,559.1)
Issuance of long-term debt	895.8	790.0	1.0
Repayment of long-term debt	(1,194.3)	(205.8)	(4.7)
Dividends to stockholders	(152.2)	(261.2)	(248.6)
Cash purchases of common stock for treasury	—	(278.6)	—
Proceeds received from exercise of stock options	6.9	21.5	80.8
Tax benefit on exercise of stock options	0.4	3.2	22.8
Redemption related to subsidiary preferred stock	—	(455.0)	—
Other financing activities, net	—	27.1	(5.2)
NET CASH USED BY FINANCING ACTIVITIES	(432.3)	(555.8)	(1,713.0)
Effect of foreign exchange rate changes on cash	33.1	(28.0)	24.5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$253.9	$(40.4)	$21.0
Cash and cash equivalents at beginning of year	$163.3	$203.7	$182.7
Cash and cash equivalents at end of year	417.2	163.3	203.7
Cash paid during the year for (including discontinued operations)
Interest	$222.2	$234.9	$307.4
Income taxes	77.0	147.6	313.3

See Notes to Consolidated Financial Statements.

Consolidated Statement of Equity	Fortune Brands, Inc. and Subsidiaries

			Fortune Brands, Inc. Stockholders’ Equity

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Non- controlling Interests	Total Equity
Balance at December 31, 2006	$6.3	$734.0	$615.7	$37.9	$6,496.3	$(3,162.2)	$16.8	$4,744.8
Comprehensive income
Net income	—	—	—	—	762.6	—	7.0 (a)	769.6
Translation adjustments, (net of tax benefit of $60.0 million)	—	—	—	256.8	—	—	—	256.8
Derivative instruments (net of tax expense of $0.3 million)	—	—	—	1.3	—	—	—	1.3
Pension and postretirement benefit adjustments (net of tax expense of $15.8 million)	—	—	—	53.1	—	—	—	53.1
Total comprehensive income(b)	—	—	—	311.2	762.6	—	7.0	1,080.8
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(8.2)	(8.2)
Adjustment to initially apply revised ASC 740 on unrecognized tax benefits	—	—	—	—	(3.6)	—	—	(3.6)
Dividends ($1.62 per Common share and $2.67 per Preferred share)	—	—	—	—	(248.6)	—	—	(248.6)
Stock-based compensation	—	—	46.5	—	(7.4)	70.8	—	109.9
Tax benefit on exercise of stock options	—	—	26.0	—	—	—	—	26.0
Conversion of preferred stock	(0.6)	—	(3.9)	—	—	4.5	—	—
Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	$(3,086.9)	$15.6	$5,701.1
Comprehensive income
Net income	—	—	—	—	311.1	—	6.3 (a)	317.4
Translation adjustments (net of tax expense of $6.1 million)	—	—	—	(694.7)	—	—	—	(694.7)
Derivative instruments (net of tax expense of $2.4 million)	—	—	—	35.0	—	—	—	35.0
Pension and postretirement benefit adjustments (net of tax benefit of $105.0 million)	—	—	—	(167.8)	—	—	—	(167.8)
Total comprehensive income (loss)(b)	—	—	—	(827.5)	311.1	—	6.3	(510.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(8.3)	(8.3)
Dividends ($1.72 per Common share and $2.67 per Preferred share)	—	—	—	—	(261.2)	—	—	(261.2)
Treasury stock purchases	—	—	—	—	—	(278.6)	—	(278.6)
Stock-based compensation	—	—	30.3	—	(3.0)	25.6	—	52.9
Tax benefit on exercise of stock options	—	—	3.8	—	—	—	—	3.8
Conversion of preferred stock	(0.2)	—	(2.0)	—	—	2.2	—	—
Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	242.8	—	4.3	247.1
Translation adjustments (net of tax expense of $5.2 million)	—	—	—	288.1	—	—	—	288.1
Derivative instruments (net of tax benefit of $1.8 million)	—	—	—	(39.2)	—	—	—	(39.2)
Pension and postretirement benefit adjustments (net of tax expense of $12.7 million)	—	—	—	17.7	—	—	—	17.7
Total comprehensive income(b)	—	—	—	266.6	242.8	—	4.3	513.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(4.6)	(4.6)
Dividends ($1.01 per Common share and $2.67 per Preferred share)	—	—	—	—	(152.2)	—	—	(152.2)
Stock-based compensation	—	—	40.2	—	(1.4)	9.7	—	48.5
Tax benefit on exercise of stock options	—	—	0.7	—	—	—	—	0.7
Conversion of preferred stock	(0.3)	—	(1.7)	—	—	2.0	—	—
Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7

(a)

Net income in 2008 and 2007 on the consolidated statement of stockholders’ equity includes $72.1 million and $17.4 million, respectively, of income from a noncontrolling interest that was repurchased September 30, 2008 and was classified on the balance sheet in mezzanine equity until repurchased.

(b)	Total comprehensive income (loss) attributable to Fortune Brands was $509.4 million, $(516.4) million and $1,073.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies

Basis of Presentation    The consolidated financial statements include the accounts of Fortune Brands, Inc. (after elimination of intercompany transactions), majority-owned subsidiaries and a subsidiary, Acushnet Lionscore Limited, in which it holds a noncontrolling interest but has substantive control as a result of the Company having operational decision-making powers over the entity. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year. Subsequent events have been evaluated through February 23, 2010, the date the financial statements were issued.

In accordance with authoritative guidance on property, plant and equipment (ASC 360), the results of operations related to the 2007 sale of the U.S. Wine business were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2008 and 2007. The cash flows from discontinued operations for the years ending December 31, 2008 and 2007 were not separately classified on the accompanying consolidated statements of cash flows. The consolidated financial statements were retrospectively adjusted for adoption of the authoritative guidance on noncontrolling interests, Accounting Standards Codification (ASC) 810.

The presentation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results in future periods could differ from those estimates.

Cash and Cash Equivalents    Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $72.0 million and $57.5 million as of December 31, 2009 and 2008, respectively.

Inventories    The first-in, first-out (FIFO) inventory method is our principal inventory method across all segments. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance or engineering/material changes.

In our Home & Security segment, we use the last-in, first-out (LIFO) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

at December 31, 2009 and 2008 were $153.6 million (with a current cost of $176.9 million) and $165.8 million (with a current cost of $184.3 million), respectively.

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

Long-lived Assets    In accordance with authoritative guidance on property, plant and equipment (ASC 360), a long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Goodwill and Indefinite-lived Intangible Assets    In accordance with authoritative guidance on goodwill and other intangible assets (ASC 350), goodwill is tested for impairment at least annually, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future cash flows of the reporting units to which the goodwill relates, and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. A reporting unit is an operating segment, or in the case of the Home & Security segment, one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of ASC 350.

ASC 350 requires that purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

each reporting period to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

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

Investments    The Company makes investments that include joint ventures that either complement or expand our existing businesses. In accordance with authoritative guidance on investments (ASC 323), the equity method of accounting is used to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the joint venture. We record our share of a joint venture’s income as an increase to our investment and dividends received as a reduction in our investment. The equity method requires impairment losses to be recognized for other than temporary losses of investment value below carrying value.

Pension and Postretirement Benefit Plans    We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets that recognizes the difference between the expected return and the actual return on plan assets over a five-year period. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As required by U.S. GAAP, the effects of actuarial deviations from assumptions are generally accumulated and, if over a specified corridor, amortized over the remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 13, “Pension and Other Retiree Benefits,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. We will continue to monitor these assumptions as market conditions warrant.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

Environmental    The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust expense as new information develops or circumstances change, and accruals are not discounted. At December 31, 2009 and 2008, environmental accruals amounted to $24.5 million and $29.1 million, respectively, and are included in non-current liabilities on the balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Income Taxes    In accordance with authoritative guidance on income taxes (ASC 740), we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company records a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest or on foreign subsidiary earnings that will be remitted without incremental taxes.

We record liabilities for uncertain income tax positions based on the two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2009, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $460.5 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $85 to $140 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

Revenue Recognition    We recognize revenue either upon shipment or upon delivery based on contractual terms. Criteria for recognition of revenue, in accordance with authoritative guidance on revenue recognition (ASC 605), are when title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is recorded net of applicable provisions for discounts, returns and allowances. We record estimates for doubtful accounts receivable resulting from the inability of customers to make payment. We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, promotions and advertising allowances, and cooperative advertising. Sales returns are based on historical returns, current trends, and forecasts of product demand.

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

Customer Program Costs    Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sell-through of that business’s products, and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “net sales” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, general customer program-generated expenses, cooperative advertising programs, volume allowances and promotional allowances. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials and shared media. These costs are recorded at the latter of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Advertising, Selling, General and Administrative Expenses    Advertising, selling, general and administrative expenses include advertising; marketing; selling, including commissions; research and development; shipping and handling, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in advertising, selling, general and administrative expenses were $175.1 million, $222.8 million and $224.7 million for 2009, 2008 and 2007, respectively.

Advertising costs, which amounted to $629.2 million, $705.5 million and $700.1 million for 2009, 2008 and 2007, respectively, are principally expensed as incurred. Advertising costs include media costs, point of sale materials, and product endorsements. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $47.8 million, $51.2 million and $57.0 million for 2009, 2008 and 2007, respectively. Advertising costs recorded in advertising, selling, general and administrative expenses were $581.4 million, $654.3 million and $643.1 million for 2009, 2008 and 2007, respectively.

Research and Development    Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $67.8 million, $71.2 million and $80.7 million in 2009, 2008 and 2007, respectively, are expensed as incurred.

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

1.    Significant Accounting Policies (Continued)

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of the “Accumulated other comprehensive income (loss)” caption in stockholders’ equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into functional currency with resulting transaction gains or losses recorded in other expense (income), net.

Derivative Financial Instruments    In accordance with authoritative guidance on derivatives and hedging (ASC 815), all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the year ended December 31, 2009, $22.0 million in deferred currency gains were reclassified into earnings. During the year ended December 31, 2008, $3.9 million in deferred currency gains were reclassified into earnings. During the year ended December 31, 2007, $15.4 million in deferred currency losses were reclassified into earnings. Based on foreign exchange rates as of December 31, 2009, we estimate that $10.5 million of net currency derivative losses included in OCI as of December 31, 2009 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP. The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

Transfer of Financial Assets

In June 2009, the FASB amended the existing authoritative guidance on transfer of financial assets (ASC 860). The new guidance a) eliminates the concept of a qualifying special-purpose entity, b) clarifies and changes derecognition criteria for a transfer, and c) enhances disclosure of risks for which a transferor retains exposure due continuing involvement in transferred financial assets. The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies (Continued)

year 2010 for Fortune Brands, Inc. (Fortune Brands)). If in effect for calendar year 2009, ASC 860 would have had no current impact on our financial statements or disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the existing authoritative guidance on variable interest entities (ASC 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

2.     Asset Impairment Charges

2009 Impairment Charges

The Spirits business had indefinite-lived tradenames with a book value of $1,905.4 million as of December 31, 2009. In connection with our regular annual impairment testing in the fourth quarter of 2009, we recorded impairment charges of $92.5 million, primarily related to the indefinite-lived tradename for Sauza tequila, reducing the book value of the impaired brands to $782.8 million in aggregate. The Company remains confident in the long-term growth prospects for our Spirits brands; however, GAAP requires that indefinite-lived tradenames be valued based on their current fair value. The impairment charges were recorded to reflect a decline in the estimated fair value of these impaired tradenames below their book value in accordance with the requirements of ASC 350. Because these tradenames were acquired in 2005, their fair value more closely approximates their book value. For the impaired tradenames, we believe the current fair value has declined below book value primarily due to the combined effect of the current economic downturn on sales in key geographic markets, particularly Mexico and the U.S., and the expectation of more moderate market growth rates for the overall tequila spirits category for the foreseeable future. We estimate fair value using a standard relief-from-royalty method which estimates the present value of hypothetical royalty payments avoided due to ownership of the tradename. This method is consistent with the method we have employed in prior periods and the method employed to value the tradenames at the date of their original acquisition. In our methodology, the most important judgments and estimates that influence a tradename’s fair value include the expected branded product sales included in our final 2010 to 2012 operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal value revenue growth rates, and

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.     Asset Impairment Charges (Continued)

the weighted average cost of capital. The Company has certain indefinite-lived tradenames in its Spirits business for which a more than 10% reduction in the fair value would trigger an impairment charge in future periods. These tradenames had an aggregate book value of $865.9 million as of December 31, 2009.

There were no goodwill or indefinite-lived tradename impairment charges recorded in the Home & Security business in 2009. At December 31, 2009, the Company had long-lived assets in its Home & Security segment that totaled $2,900.3 million, including goodwill and indefinite-lived tradenames of $1,452.7 million and $662.6 million, respectively. The dollar amounts of goodwill and indefinite-lived tradenames associated with each of the reporting units within our Home & Security segment as of December 31, 2009 were as follows:

($ in millions) Reporting Unit	Goodwill	Indefinite-lived Tradename
Cabinet products	$490.3	$216.7
Faucet products	569.7	107.2
Entry door products	142.9	190.0
Window products	84.4	127.0
Storage and security products	165.4	21.7
Total	$1,452.7	$662.6

For our window reporting unit, a more than 10% decline in reporting unit fair value could trigger an impairment of goodwill, its tradename or long-lived assets in future periods. Our estimates of fair value of reporting units and tradenames are significantly influenced by our assumptions regarding the U.S. home products market. Given current economic conditions in the U.S., our U.S. home products market assumptions could change in the near term.

There were no goodwill impairment charges identified in the Golf and Spirits businesses in 2009.

2008 Impairment Charges

In 2008, we recorded impairment charges of $785.5 million, comprised of $324.3 million in the second quarter, as well as $461.2 million in the fourth quarter. Asset impairment charges for the twelve months ended December 31, 2008 were as follows:

(In millions)	Goodwill	Indefinite-lived Tradenames	Amortizable Intangible Assets	Property and Plants	Total
Spirits	$—	$27.2	$—	$—	$27.2
Home & Security	451.3	123.2	162.2	21.6	758.3
Total	$451.3	$150.4	$162.2	$21.6	$785.5

Goodwill impairment charges in the Home & Security business predominantly related to our Therma-Tru entry door ($399.5 million) and Simonton ($48.8 million) reporting units, our two most recent Home & Security business acquisitions.

In the second quarter of 2008, primarily due to the impact of a worse than anticipated decline in the U.S. home products market on financial results, the Company concluded it was necessary, in accordance with authoritative guidance on goodwill and other intangible assets (ASC 350), to conduct an interim goodwill impairment test. As a result of this test, the Company recorded goodwill impairment charges totaling $288.9 million.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.     Asset Impairment Charges (Continued)

In the fourth quarter of 2008, the Company conducted its regular annual goodwill impairment test as of December 31, 2008, and recorded additional goodwill impairment charges totaling $162.4 million. The fourth quarter charges were primarily the result of the expectation for a slower than previously expected recovery in the U.S. home products market, the current effect of the recession on the market, and our forecasts of the sales, operating income and cash flows of each reporting unit in the Home & Security business that were finalized through the course of our annual planning process.

We forecast the U.S. home products market in two segments: the new home construction segment and the repair/remodel segment. The impairments at Therma-Tru and Simonton occurred because these reporting units are most significantly impacted by new home construction and are the most recently acquired (and therefore have newer historical carrying values). In the Home & Security segment, our reporting units are components one level below the Home & Security operating segment that generally correspond to our major product lines and related brands. For each reporting unit, the goodwill impairment charges were measured as the excess of the carrying value of the goodwill over its implied fair value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of authoritative guidance on goodwill and other intangibles assets (ASC 350). Consistent with historical practice, the Company estimates the fair value of a reporting unit based on a projection of future cash flows discounted at a market-participant-derived weighted average cost of capital. The significant estimates and assumptions we use in estimating future cash flows of our Home & Security reporting units are based upon our view of longer-term broad market trends and company-specific point-in-time factors. To evaluate broad market trends, we review data that includes external long-term forecasts of the U.S. home products markets (both the new construction and repair and remodel portions of the market). We combine this trend data with point-in-time estimates of current realities, including current economic conditions in the U.S., availability of credit, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment. In addition, our estimates of fair value are impacted by our estimates of the market-participant-derived weighted average cost of capital. The changes to fair value in our reporting units that triggered impairment charges were primarily attributable to changes in our assumptions with regard to the decline of U.S. home products market in 2008 and the timing of its recovery over the next three to five years, and its impact on future revenues, operating margins and cash flows. We changed our market assumptions based on the deterioration in actual market conditions throughout 2008, which negatively impacted our performance versus our original 2008 plan. Our estimate of discounted future cash flows decreased significantly from year-end 2007 primarily due to a reduction of current year forecasted revenues and cash flows compared to our original plan (which resulted in projecting future revenue and cash flow growth off of a significantly lower base) and the shifting of cash flow growth beyond 2008 into later years. As of December 31, 2008, our cash flow projections assumed declining revenue and cash flows in 2009 and that significant recovery would not occur until after 2010. In addition, the fair value declined due to an increase in our weighted average cost of capital.

The Home & Security indefinite-lived tradename impairment charges related to our Therma-Tru entry door and Simonton windows tradenames. We review indefinite-lived intangible assets for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

2.     Asset Impairment Charges (Continued)

licensing the brand name to a third party over the remaining useful life. As a result of the downward revision in the sales forecasts used for the goodwill impairment testing, the related tradename valuations were tested in both the second and fourth quarter, resulting in impairment charges of both tradenames totaling $31.2 million and $92.0 million in the second and fourth quarters of 2008, respectively. The indefinite-lived tradename impairment charges of $27.2 million in the Spirits business related to the write-down of certain non-U.S. regional Spirits tradenames due to local market factors.

Authoritative guidance on property, plant and equipment (ASC 360) requires that an impairment loss be recognized on held and used long-lived assets if the carrying amount is not recoverable and exceeds its fair value. In the fourth quarter of 2008, due to the decline in projected cash flows of our Therma-Tru and Simonton reporting units discussed above, we concluded it was necessary to test their depreciating and amortizable assets for impairment. As a result, we recorded asset impairment charges of $162.2 million for definite-lived intangible assets (developed technology and customer relationships) and $21.6 million for land and building. As is required by ASC 360, these impairments were quantified and determined prior to performing our goodwill impairment tests. To determine the fair values of definite-lived intangible assets, we applied an income approach using an excess earnings methodology which entails an estimation of the discounted after tax income expected to be derived from the intangible assets (after deductions for contributory assets). This valuation method was consistent with the method used to value these assets at the dates of original acquisition. The underlying cash flow assumptions used to test recoverability of these assets and measure impairment were consistent with the cash flow projections used to evaluate our goodwill and indefinite-lived intangible assets for impairment.

3.    Goodwill and Other Identifiable Intangible Assets

The change in the net carrying amount of goodwill by segment was as follows:

($ in millions)	Spirits	Home & Security	Golf	Total Goodwill
Balance at December 31, 2007
Goodwill	$2,264.6	$1,920.1	$11.8	$4,196.5
Accumulated impairment losses	—	—	—	—
Total goodwill, net	$2,264.6	$1,920.1	$11.8	$4,196.5
2008 activity:
Translation adjustments	(193.2)	(1.6)	—	(194.8)
Acquisition-related adjustments	26.8	(5.4)	—	21.4
Impairment charges	—	(451.3)	—	(451.3)
Balance at December 31, 2008
Goodwill	$2,098.2	$1,913.1	$11.8	$4,023.1
Accumulated impairment losses	—	(451.3)	—	(451.3)
Total goodwill, net	$2,098.2	$1,461.8	$11.8	$3,571.8
2009 activity:
Translation adjustments	44.3	6.9	—	35.2
Acquisition-related adjustments	(30.5)	(16.0)	—	(30.5)
Balance at December 31, 2009
Goodwill	$2,112.0	$1,904.0	$11.8	$4,027.8
Accumulated impairment losses	—	(451.3)	—	(451.3)
Total goodwill, net	$2,112.0	$1,452.7	$11.8	$3,576.5

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

3.    Goodwill and Other Identifiable Intangible Assets (Continued)

We also had indefinite-lived intangible assets, principally tradenames, of $2,623.1 million as of December 31, 2009 compared to $2,682.4 million as of December 31, 2008. The decrease of $59.3 million was primarily due to impairment charges related to certain tradenames in the Spirits business and the reclassification of a tradename from an indefinite-lived to amortizable intangible asset, partly offset by foreign currency translation adjustments. Refer to Note 2, “Asset Impairment Charges,” for more information on the impairment charges in the Spirits business.

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $932.1 million and $366.8 million, respectively, as of December 31, 2009, compared to $854.2 million and $325.2 million, respectively, as of December 31, 2008. The gross carrying value increase of $77.9 million was primarily due to changes in foreign currency translation adjustments and the reclassification of a tradename from an indefinite-lived to amortizable intangible asset.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2009 and 2008 were as follows:

	As of December 31, 2009				As of December 31, 2008

(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$2,695.1	$(72.0	)(a)	$2,623.1	$2,754.4	$(72.0	)(a)	$2,682.4
Amortizable intangible assets
Tradenames	572.3	(179.8)		392.5	505.5	(161.2)		344.3
Customer and contractual relationships	274.0	(140.9)		133.1	262.9	(123.1)		139.8
Patents/proprietary technology	40.5	(31.0)		9.5	40.5	(29.0)		11.5
Licenses and other	45.3	(15.1)		30.2	45.3	(11.9)		33.4
Total	932.1	(366.8)		565.3	854.2	(325.2)		529.0
Total identifiable intangibles	$3,627.2	$(438.8)		$3,188.4	$3,608.6	$(397.2)		$3,211.4

(a)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (ASC 350).

Intangible amortization was $33.7 million, $49.6 million and $47.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company expects to record intangible amortization of $34 million in 2010, trending down to $27 million by 2015.

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

4.    Acquisitions and Disposals

Acquisitions in 2009

In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium Worldwide B.V. (Maxxium) subsidiaries. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations (ASC 805). In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities. These entities are accounted for under the equity method. For additional information, refer to Note 6, “Related Party Transactions.”

In June 2009, we acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac Company, Inc.

These acquisitions were included in our consolidated results from the dates of acquisition. The acquisitions were not material for the purposes of supplemental disclosure in accordance with authoritative guidance on business combinations (ASC 805). The acquisitions and divestiture did not have a material impact on our consolidated financial statements.

Acquisition in 2008

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

Disposal in 2007

In December 2007, we sold the U.S. distribution rights and related assets to The Dalmore Scotch Whisky for $58 million. The sale resulted in a pre-tax gain of $45.6 million ($28.5 million after tax). Refer to Note 5, “Discontinued Operations” for information on the disposition of the U.S. Wine business.

5.    Discontinued Operations

In the third quarter of 2007, we sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery. In December 2007, we sold the remaining U.S. wine assets to Constellation Brands, Inc. (Constellation Brands) for $887.0 million.

The statements of income for the twelve months ended December 31, 2008 and 2007 were adjusted to reflect our U.S. Wine business as a discontinued operation. Interest expense associated with the outstanding debt of Fortune Brands was allocated to discontinued operations assuming the

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

5.    Discontinued Operations (Continued)

discontinued operations had a debt to equity ratio consistent with the debt to equity ratio of Fortune Brands in accordance with the authoritative guidance on discontinued operations (ASC 205). The following table summarizes the results of the discontinued operations for the years ended December 31, 2008 and 2007. There was no impact in 2009.

	For the Year ended December 31,

(In millions)	2008	2007
Net sales	$—	$239.2
Income from discontinued operations before income taxes	$4.0	$84.7
Income tax (benefit) expense	(148.5)	71.6
Income from discontinued operations, net of income taxes	$152.5	$13.1

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

6.     Related Party Transactions

The Edrington Alliance and Maxxium Worldwide B.V.

Prior to April 1, 2009, Beam Global Spirits & Wine, Inc. (BGSW) owned a 25% interest in the Maxxium international spirits sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), Vin & Sprit Group (V&S) and The Edrington Group Ltd. (TEG). In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the joint venture and BGSW became a 50% owner of Maxxium with TEG. BGSW and TEG are facilitating an orderly transition or winding down of Maxxium operations, which is now substantially complete. We account for Maxxium using the equity method. From April 2009 through December 31, 2009, we received dividend distributions from Maxxium totaling €42.9 million (approximately $58.4 million). The current carrying value of our investment in Maxxium is zero. In the third quarter of 2009, we recorded a gain of $12.5 million representing dividend distributions in excess of our carrying value.

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

6.     Related Party Transactions (Continued)

April 1, 2009. This alliance simplifies our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium subsidiaries. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations (ASC 805). In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities. These entities are accounted for under the equity method. The final purchase price allocation will be completed within the required measurement period after asset and liability valuations are finalized. Final adjustments may affect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium. Since April 1, 2009, we have been providing similar guarantees of 50% of the credit facilities of Maxxium España S.L., in the amount of €11 million (approximately $15.7 million), reflecting our ownership in the joint venture with TEG. As of December 31, 2009, €6.5 million (approximately $9.3 million) was outstanding. The liability related to these guarantees was not material. BGSW and TEG have also executed an uncommitted multi-currency Shareholder Loan Facility in the amount of €30 million (approximately $42.9 million) for BGSW/TEG joint ventures, of which our share is 50%. Our share of the outstanding balance as of December 31, 2009 was £5 million (approximately $8.1 million).

In 2008, we recorded write-downs of our investment in the Maxxium joint venture of $50.5 million in the statement of income in other expense (income), net, primarily to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium that resulted from the impending departures of Rémy and V&S and an other-than-temporary decline in value. The write-down was determined in accordance with authoritative guidance on investments (ASC 323) and was based on the value and intended future use of Maxxium’s remaining net assets after the departure of Rémy and V&S.

The Spirits business’s balances related to equity method investments for the years ended December 31, 2009 and 2008 included the following:

(In millions)	2009	2008
Accounts receivable	$42.3	$62.1
Short-term loan receivable	8.1	9.8
Inventory	24.5	28.8
Investment	49.8	54.3
Accounts payable (expense reimbursement) and accrued liabilities	27.9	37.1

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

6.     Related Party Transactions (Continued)

Brands. We accounted for the $270 million gain on the sale of our equity interest in Future Brands as deferred income due to certain continuing obligations of Jim Beam Brands Co., including, but not limited to, making payments to suppliers, employees and other parties with which Future Brands had contracts in the event of a default of Future Brands. In June 2001, we began amortizing these amounts to other expense, net, and income taxes on a straight-line basis over the initial term of the agreement. As the Future Brands joint venture was a cost sharing initiative and was considered integral to our operations, we classified the equity earnings in advertising, selling, general and administrative expense.

On September 30, 2008, we closed on a transaction that resulted in the early termination, as of September 30, 2008, of the U.S. distribution agreement between BGSW and the U.S. business of V&S acquired by Pernod Ricard. Under the agreement, Pernod Ricard paid Fortune Brands $230.0 million in cash in exchange for early termination of the distribution agreement, which was recorded in other expense (income), net, in the statement of income and we recognized the balance of unamortized deferred income of $72.0 million resulting from the initial payment in 2001 from V&S to establish the U.S. distribution joint venture ($190.8 million after tax in aggregate). The deferred gain was recognized as income because our obligations to our joint venture partner, V&S, to financially and operationally support the joint venture ceased when we redeemed V&S’s shares in Future Brands. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and did not have a material impact on the financial statements.

Noncontrolling Interest Held by V&S Group

V&S owned a 10% interest in BGSW until we repurchased the noncontrolling interest in July 2008 for the carrying value of $455.0 million. We accounted for the redemption feature of the convertible redeemable preferred stock and measured this noncontrolling interest at fair value with changes in fair value reflected in income from continuing operations in accordance with authoritative guidance on classification and measurement of redeemable securities. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period prior to June 30, 2008, we estimated fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The fair value at June 30, 2008 of $455.0 million was based upon the final settlement amount determined in connection with the repurchase of the noncontrolling interest. The valuation reflected the features of the preferred stock, which could not be sold to a third party and had unique shareholder rights as a preferred security. As a result, in the three months ended June 30, 2008, we recorded an $87.9 million decrease in the fair value of the noncontrolling interest as noncontrolling interest income. No adjustments to fair value were recorded in the twelve months ended December 31, 2007. In the twelve months periods ended December 31, 2008 and 2007, BGSW declared preferred dividends of $9.8 million and $17.4 million, respectively, to V&S that were recorded as noncontrolling interest expense.

7.    Debt and Financing Arrangements

At December 31, 2009 and 2008, there were $51.3 million and $31.6 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes, including acquisitions. Included in these amounts as of December 31, 2009 and 2008 were $39.9 million and $17.8 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $99.4 million and $46.7 million, respectively. In addition, at

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

7.    Debt and Financing Arrangements (Continued)

December 31, 2009 and 2008, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $115.9 million, of which $11.4 million was outstanding, and $121.7 million, of which $13.8 million was outstanding, respectively. The weighted-average interest rates on these borrowings were 1.4%, 3.0% and 5.4%, respectively, in 2009, 2008 and 2007.

The components of long-term debt were as follows:

(In millions)	2009	2008
3 1/2% Notes, Due 2009 (€300.0)(a)	$—	$419.4
$2 billion Revolving Credit Agreement, Due October 2010	—	790.0
5 1/8% Notes, Due January 2011	750.0	750.0
3% Notes, Due June 2012	400.0	—
4% Notes, Due 2013 (€500.0)	715.6	699.1
4 7/8% Notes, Due 2013	300.0	300.0
6 3/8% Notes, Due 2014	500.0	—
5 3/8% Notes, Due 2016	950.0	950.0
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
5 7/8% Notes, Due 2036	300.0	300.0
Miscellaneous	56.8	44.2
Total debt	4,413.3	4,693.6
Less current portion	—	5.0
Total long-term debt	$4,413.3	$4,688.6

(a)	Based on our intent and ability to refinance the 3 1/2% notes due 2009 on a long-term basis, it was classified as a long-term borrowing on the consolidated balance sheet as of December 31, 2008.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. This credit facility replaced our existing $2.0 billion, 5-year committed revolving credit agreement that had no balance outstanding as of December 31, 2009. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The weighted-average interest rate on our revolving credit borrowings was 0.9% in 2009. The 2010 credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity including deferred taxes. Equity excludes any future impairment charges. No other debt instruments include financial ratio covenants.

In October 2008, we executed a $400 million, 3-year term loan agreement with various banks, which matures in October 2011. In January 2009, we borrowed on our $400 million three-year term loan that

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

7.    Debt and Financing Arrangements (Continued)

matures in October 2011, to repay a €300 million note (approximately $394 million) that was due January 30, 2009. The interest rate under this term loan was variable based on U.S. LIBOR at the time of the borrowing and the Company’s long-term credit rating.

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the Securities and Exchange Commission. The 6 3/8% Notes will mature in June 2014. Proceeds were used to pay down balances on our revolving credit facility. Net proceeds of $496.7 million were less price discounts of $0.3 million and underwriting fees of $3.0 million. In November 2009, we issued $400 million, 30-month notes due June 2012 and used the proceeds to repay the $400 million term loan. Net proceeds of $398.4 million were less price discounts of $0.4 million and underwriting fees of $1.2 million.

In our debt agreements, there are normal and customary events of default which would permit the lenders of any debt agreement to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2009.

Estimated payments for maturing debt during the next five years as of December 31, 2009 were as follows: 2010, none; 2011, $750.0 million; 2012, $396.4 million; 2013, $1,032.5 million and 2014, $500.0 million.

8.    Financial Instruments

Derivative financial instruments are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies, interest rate swaps or commodity swaps of forecasted commodity purchases. Deferred compensation program assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time-to-time, we enter into commodity swaps to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swaps outstanding as of December 31, 2009.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

8.    Financial Instruments (Continued)

In the fourth quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In the second quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $500 million. Interest rate swaps outstanding at December 31, 2009 had a notional value totaling $900 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). In the second quarter of 2008, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In October 2008, we terminated and settled the 2008 interest rate swap agreements, and recorded a $15.6 million gain that is being amortized to income as a reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding as of December 31, 2008 and there were no interest rate swaps outstanding during 2007.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the euro, the Australian dollar, the Canadian dollar and the Japanese yen. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2009 was $564.6 million.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheet as of December 31, 2009 were:

(in millions)	Balance Sheet Location	Fair Value
Asset derivatives	Other current assets	$7.6
	Other non-current assets	12.3
Liability derivatives	Other current liabilities	18.6
	Other non-current liabilities	3.6

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

8.    Financial Instruments (Continued)

The effect of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the twelve months ended December 31, 2009 was:

(in millions)	Gain (Loss)

	Recognized in OCI (Effective Portion)	Recognized in Income
Type of hedge		Location of Gain (Loss) Recognized in Income	Amount
Cash flow	$22.9
		Net sales	$6.9
		Cost of products sold	14.1
		ASG&A(a)	0.1
Fair value	—	Cost of products sold	(0.2)
		Interest expense	9.4
		Other (expense) income, net	(13.0)
Net investment	0.2		—
Total	$23.1		$17.3

(a)	Advertising, selling, general and administrative expenses

In the twelve months ended December 31, 2009, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant. The Company has designated certain foreign-currency-denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815).

The Company’s $4,413.3 million and $4,693.6 million total long-term debt (including current portion) at December 31, 2009 and 2008 had a fair value of approximately $4,433.0 million and $4,383.6 million, respectively. The fair value was determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity. The estimated fair value of the Company’s notes payable to banks and bank revolving credit borrowings approximates the carrying amounts due principally to their floating rate nature.

9.    Fair Value Measurements

On January 1, 2008, we adopted the authoritative guidance on fair value measurement (ASC 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. As permitted under ASC 820, on January 1, 2009, we adopted the fair value measurement disclosures for nonfinancial assets and liabilities, such as goodwill and indefinite-lived intangible assets.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

9.    Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 were as follows:

(in millions)	Fair Value Using Significant Other Observable Inputs (Level 2)

	December 31, 2009	December 31, 2008
Assets
Derivative financial instruments	$19.9	$49.0
Deferred compensation program assets	47.1	50.4
Total assets	$67.0	$99.4
Liabilities
Derivative financial instruments	$22.2	$18.0
Deferred compensation program liabilities	47.1	50.4
Total liabilities	$69.3	$68.4

Derivatives are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currency, interest rate swaps or commodity swaps of forecasted commodity purchases. Assets and liabilities for deferred compensation programs are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — Noncontrolling Interest in the Spirits Business
Beginning balance — January 1, 2008	$542.9
Unrealized gains included in earnings	(87.9)
Repurchase of the noncontrolling interest	(455.0)
Ending balance — December 31, 2008	$—

At each reporting period prior to June 30, 2008, we estimated the fair value of the noncontrolling interest in the Spirits business based on a combination of market-based earnings multiples and discounted cash flow techniques. In the second quarter of 2008, based upon the final settlement amount determined in connection with the repurchase of the noncontrolling interest, we recorded an $87.9 million decrease in the fair value of the noncontrolling interest in the Spirits business as noncontrolling interest income. In July 2008, we repurchased the noncontrolling interest in BGSW from V&S for the carrying value of $455.0 million. For additional information on the accounting for the noncontrolling interest in the Spirits business, refer to Note 6, “Related Party Transactions.”

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

9.    Fair Value Measurements (Continued)

In 2009, we recorded intangible asset impairment charges of $92.5 million. Refer to Note 2, “Asset Impairments” for additional information. In accordance with ASC 820, below is the disclosure for assets measured at fair value on a nonrecurring basis.

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Indefinite-lived intangible assets	$782.8	$92.5

10.    $2.67 Convertible Preferred Stock — Redeemable at Company’s Option

We have 60 million authorized shares of Preferred stock. There were 171,138 and 178,504 shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2009 and 2008, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share together with holders of common stock (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.601 shares of common stock. Authorized but unissued common shares are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Holders converted 7,366 and 8,843 shares during 2009 and 2008, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

The Company paid cash dividends of $2.67 per share in the aggregate amount of $0.5 million in each of the years ended December 31, 2009, 2008 and 2007.

11.    Capital Stock

We have 750 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares

	2009	2008	2009	2008
Balance at the beginning of the year	150,101,919	153,913,500	84,775,617	80,964,036
Preferred stock conversion to common stock	48,609	58,326	(48,609)	(58,326)
Stock plan shares issued	305,577	666,198	(305,577)	(666,198)
Shares surrendered by optionees	(3,131)	(4,194)	3,131	4,194
Common stock repurchases	—	(4,531,911)	—	4,531,911
Balance at the end of the year	150,452,974	150,101,919	84,424,562	84,775,617

The cash dividends paid on the common stock for the years ended December 31, 2009, 2008 and 2007 aggregated $151.7 million, $260.7 million and $248.1 million, respectively.

On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, held as treasury stock, with a fair value of $67.9 million.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation

We use stock options, performance awards and restricted stock units (RSUs) to compensate key employees and stock awards to compensate outside directors. We had awards outstanding under three Long-Term Incentive Plans for employees and two for directors as of December 31, 2009. Grants under the 2007 Long-Term Incentive Plan may be made on or before February 27, 2017 for up to 13 million shares. No new stock-based awards can be made under the 1999 and 2003 Long-Term Incentive Plans or the 1997 and 2002 Non-Employee Director Stock Option Plans, but there are existing awards under those plans that continue to be exercisable.

Stock options have exercise prices equal to the fair value of a share of our common stock on the date of grant. Options generally may not be exercised prior to one year after the date of grant. Options issued prior to December 2005 and after August 2009 generally expire ten years after the date of grant; options issued between December 2005 and August 2009 expire seven years after the date of grant. Options issued generally vest one-third each year over a three-year period beginning on the first anniversary of the date of grant.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

	2009	2008	2007
Current expected dividend yield	2.1%	3.1%	2.1%
Expected volatility	33.3%	21.8%	18.5%
Risk-free interest rate	2.1%	2.9%	4.2%
Expected term	4.5 years	4.5 years	4.0 years

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the twelve months ended December 31, 2009, 2008 and 2007 was $10.81, $8.94 and $13.79, respectively.

In the twelve months ended December 31, 2009, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $23.4 million ($17.0 million after tax or $0.11 per basic and diluted share). In the twelve months ended December 31 2008, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $23.3 million ($16.8 million after tax or $0.11 per basic and per diluted share). In the twelve months ended December 31, 2007, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $29.1 million ($20.3 million after tax or $0.13 per basic and diluted share). Of the total pre-tax stock-based compensation expense, the amounts included in advertising, selling, general and administrative expenses in the consolidated statement of income were $20.8 million, $21.0 million and $26.7 million, in 2009, 2008 and 2007, respectively. The balance was included in cost of products sold. Manufacturing and fixed asset-related compensation costs that were capitalized were not material.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

The following table summarizes stock options outstanding for the three years ended December 31, 2009, 2008 and 2007, as well as activity during each of the twelve months then ended:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	13,520,419	$60.10
Granted	2,227,774	80.95
Exercised(a)	(1,872,744)	43.39
Forfeited	(497,289)	77.56
Outstanding at December 31, 2007	13,378,160	65.26
Granted	3,163,520	58.12
Exercised(a)	(580,160)	37.72
Forfeited	(847,235)	72.42
Outstanding at December 31, 2008	15,114,285	64.42
Granted	2,441,100	42.98
Exercised(a)	(222,252)	31.04
Forfeited	(1,128,267)	65.77
Outstanding at December 31, 2009(b)	16,204,866	$61.55

(a)

The intrinsic value of stock options exercised in the twelve months ended December 31, 2009, 2008 and 2007 was $2.3 million, $11.1 million and $74.5 million, respectively. The source of shares issued was treasury stock.

(b)	At December 31, 2009, the weighted-average remaining contractual life of options outstanding was 4.5 years and the aggregate intrinsic value of options outstanding was $13.6 million.

Options outstanding and exercisable at December 31, 2009 were as follows:

	Options Outstanding			Options Exercisable(a)

Range Of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$23.35 to $54.75	5,962,853	4.4	$44.52	3,534,653	$45.58
57.01 to 68.89	4,584,817	5.3	62.20	2,701,874	65.09
74.17 to 82.16	5,657,196	3.8	78.99	5,061,251	78.79
	16,204,866	4.5	$61.55	11,297,778	$65.12

(a)	At December 31, 2009, the weighted average remaining contractual life of options exercisable was 3.7 years and the aggregate intrinsic value of options exercisable was $13.1 million.

Options outstanding and exercisable at December 31, 2009, 2008 and 2007 were as follows:

	Options Outstanding			Options Exercisable

	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
December 31, 2009	16,204,866	4.5	$61.55	11,297,778	$65.12
December 31, 2008	15,114,285	5.0	$64.42	10,301,074	$63.73
December 31, 2007	13,378,160	5.4	$65.26	9,116,985	$58.91

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

A summary of the activity for nonvested stock options for the years ended December 31, 2009, 2008 and 2007, as well as activity during each of the twelve months then ended, was as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	4,974,064	$14.91
Granted	2,227,774	13.79
Vested	(2,455,881)	15.17
Cancelled	(371,451)	14.62
Nonvested at December 31, 2007	4,374,506	14.22
Granted	3,163,520	8.94
Vested	(2,075,124)	14.55
Cancelled	(649,691)	12.95
Nonvested at December 31, 2008	4,813,211	10.78
Granted	2,441,100	10.81
Vested	(2,086,188)	11.67
Cancelled	(260,140)	10.32
Nonvested at December 31, 2009	4,907,983	$10.44

The remaining unrecognized compensation cost related to unvested awards at December 31, 2009 was approximately $37.8 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of options that vested during the twelve months ended December 31, 2009 was $24.3 million.

We use stock awards to compensate outside directors under the 2005 Non-Employee Director Stock Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director’s fees paid in stock. Compensation cost is expensed at the time of an award based on the fair value of a share of Fortune Brands’ stock at the date of the award. In the twelve months ended December 31, 2009, we awarded 27,000 shares of common stock to outside directors with a weighted average fair value on the date of the award of $38.76 (pre-tax compensation cost $1.0 million). In the twelve months ended December 31, 2008, we awarded 13,326 shares of common stock to outside directors with a weighted average fair value on the date of the award of $67.51 (pre-tax compensation cost $0.9 million). In the twelve months ended December 31, 2007, we awarded 11,887 shares of common stock to outside directors with a fair value on the date of the award of $80.54 (pre-tax compensation cost $1.0 million).

Performance awards are granted to certain officers of the Company and represent the right to receive unrestricted shares of stock based on the achievement of targeted cumulative diluted earnings per share and average consolidated return on invested capital. Compensation cost is amortized into expense over the performance period based on the probability of meeting performance targets. The fair value of each performance award is based on the stock price at the date of grant.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

The following table summarizes performance awards outstanding for the three years ended December 31, 2009, 2008 and 2007, as well as activity during each of the twelve months then ended:

Performance Awards
Outstanding at December 31, 2006	519,088
Granted	161,475
Paid	(200,709)
Cancelled	(3,128)
Outstanding at December 31, 2007	476,726
Granted	198,000
Paid	(109,092)
Cancelled	(88,634)
Outstanding at December 31, 2008	477,000
Granted	607,100
Paid	—
Cancelled	(142,275)
Outstanding at December 31, 2009	941,825
Vested at December 31, 2009	—

The pre-tax compensation cost for performance awards recorded in the twelve months ended December 31, 2009 was $10.0 million ($6.2 million after tax). A nominal benefit to pre-tax compensation cost for performance awards was recorded in the twelve months ended December 31, 2008 and 2007 as a result of reductions related to lower expected incentive program payouts. The remaining unrecognized pre-tax compensation costs related to unvested awards at December 31, 2009 was approximately $5.7 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. No cash or shares were issued for performance awards in 2009. Cash used to settle performance awards in the twelve months ended December 31, 2008 and 2007 was $1.1 million and $15.7 million, respectively. In addition to the payment of cash, we issued 67,035 and 8,248 shares of common stock from treasury shares in the twelve months ended December 31, 2008 and 2007.

RSUs are granted to certain officers of the Company and represent the right to receive unrestricted shares of stock based on service or the achievement of certain performance targets. Compensation cost is amortized into expense over the service period. The fair value of each RSU granted is equal to the share price at the date of grant.

A summary of the Company’s RSU activity during years ended December 31, 2009 and 2008 was as follows:

RSUs
Outstanding at December 31, 2007	—
Granted	135,125
Paid	—
Cancelled	(7,950)
Outstanding at December 31, 2008	127,175
Granted	124,600
Paid	—
Cancelled	—
Outstanding at December 31, 2009	251,775
Vested at December 31, 2009	—

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

12.    Stock-Based Compensation (Continued)

The pre-tax compensation cost for RSUs recorded in the twelve months ended December 31, 2009 was $6.3 million ($3.9 million after tax). The pre-tax compensation cost for RSUs recorded in the twelve months ended December 31, 2008 was $1.5 million ($0.9 million after tax). The remaining unrecognized pre-tax compensation costs related to RSUs at December 31, 2009 was approximately $2.6 million, and the weighted-average period of time over which this cost will be recognized is 1.4 years.

Shares available for issuance in connection with future awards under the Company’s stock plans at December 31, 2009, 2008 and 2007 were: 6,840,158, 8,779,347 and 11,368,856, respectively. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

13.    Pension and Other Retiree Benefits

We have a number of pension plans, principally in the United States, covering many of the Company’s employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. In addition, from time to time, we may make contributions in excess of the legal funding requirements.

The Company provides postretirement health care and life insurance benefits to certain retirees. Many employees and retirees outside the United States are covered by government health care programs.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits
(In millions)	2009	2008	2009	2008
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Projected benefit obligation at beginning of year	$1,004.8	$924.7	$150.5	$148.1
Service cost	27.1	30.1	2.3	3.0
Interest cost	63.1	58.2	8.1	9.2
Actuarial loss (gain)	75.6	21.0	(10.8)	(0.9)
Participants’ contributions	0.4	0.6	2.2	2.3
Foreign exchange rate changes	7.1	(18.5)	—	—
Benefits paid	(72.5)	(50.2)	(12.2)	(12.1)
Plan curtailment (gain) loss	(3.8)	0.6	(0.1)	(2.6)
Plan amendments	0.1	4.5	(10.8)	1.7
Medicare Part D reimbursement	—	—	0.2	0.3
Impact of acquisitions, including consolidation of Future Brands	9.6	33.8	—	1.5
Projected benefit obligation at end of year	$1,111.5	$1,004.8	$129.4	$150.5
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$1,002.5	$898.9
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$736.2	$849.1	$—	$—
Actual return on plan assets	125.1	(181.1)	—	—
Employer contributions	26.4	114.5	9.8	9.5
Participants’ contributions	0.4	0.6	2.2	2.3
Medicare Part D reimbursement	—	—	0.2	0.3
Foreign exchange rate changes	6.1	(16.7)	—	—
Benefits paid	(72.5)	(49.6)	(12.2)	(12.1)
Impact of acquisitions, including consolidation of Future Brands	—	19.4	—	—
Fair value of plan assets at end of year	821.7	736.2	—	—
Funded Status (Fair value of plan assets less PBO)	(289.8)	(268.6)	(129.4)	(150.5)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2009	2008	2009	2008
Prepaid pension benefit	$2.0	$2.7	$—	$—
Current benefit payment liability	(4.2)	(12.3)	(9.6)	(12.6)
Accrued benefit liability	(287.6)	(259.0)	(119.8)	(137.9)
Net amount recognized (pre-tax)	$(289.8)	$(268.6)	$(129.4)	$(150.5)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

The amounts in accumulated other comprehensive income on the balance sheet that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss:
Net actuarial loss at December 31, 2007	$172.1	$4.9
Amortization	(8.3)	(0.3)
Current year actuarial loss (gain)	280.2	(0.8)
Impact of consolidation of Future Brands	(0.1)	0.1
Foreign exchange rate changes	(1.9)	—
Net actuarial loss at December 31, 2008	442.0	3.9
Amortization	(13.5)	1.3
Current year actuarial loss (gain)	20.0	(10.8)
Net actuarial gain due to curtailment/settlement	(14.9)	—
Foreign exchange rate changes	0.7	—
Net actuarial loss (gain) at December 31, 2009	$434.3	$(5.6)
Net prior service cost (credit) at December 31, 2007	$17.0	$(6.6)
Amortization	(2.7)	1.1
Current period service cost	4.5	1.7
Prior service cost recognition due to curtailment	(2.1)	(0.1)
Impact of consolidation of Future Brands	1.2	(0.8)
Foreign exchange rates	(0.1)	—
Net prior service cost (credit) at December 31, 2008	17.8	(4.7)
Amortization	(2.6)	1.1
Current period service cost loss (gain)	0.2	(10.8)
Prior service cost recognition due to curtailment	(0.6)	—
Net prior service cost (credit) at December 31, 2009	$14.8	$(14.4)
Total at December 31, 2009	$449.1	$(20.0)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss (gain)	$22.3	$(0.1)
Net prior service cost (credit)	2.4	(3.4)
Expense (income)	$24.7	$(3.5)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with accumulated benefit obligations in excess of plan assets (underfunded ABO) are shown below.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets (In millions)	2009	2008
Projected benefit obligation	$1,060.6	$964.7
Accumulated benefit obligation	960.7	867.9
Fair value of plan assets	768.8	694.0

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2009	2008	2007	2009	2008	2007
Service cost	$27.1	$30.1	$34.6	$2.3	$3.0	$3.5
Interest cost	63.1	58.2	53.5	8.1	9.2	9.1
Expected return on plan assets	(75.0)	(69.6)	(63.7)	—	—	—
Amortization of net loss (gain)	13.5	8.3	14.6	(1.3)	0.3	1.0
Amortization of prior service cost (credit)	2.6	2.7	2.8	(1.1)	(1.1)	(1.5)
Curtailment and settlement loss (gain)	17.6	2.8	—	(0.1)	(2.6)	(2.8)
Net periodic benefit cost	$48.9	$32.5	$41.8	$7.9	$8.8	$9.3

Assumptions	Pension Benefits			Postretirement Benefits

	2009	2008	2007	2009	2008	2007
Weighted-Average Assumptions Used To Determine Benefit Obligations at December 31:
Discount rate	5.9%	6.5%		5.8%	6.5%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used To Determine Net Cost for Years Ended December 31:
Discount rate	6.5%	6.4%	5.9%	6.5%	6.5%	6.0%
Expected long-term rate of return on plan assets	8.3%	8.3%	8.3%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2009	2008
	Medical and Prescription Drug	Medical	Prescription Drug
Assumed Health Care Cost Trend Rates Used To Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.50%	6.75%	9.75%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2012	2016

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.8	$(0.7)
Effect on postretirement benefit obligation	10.4	(9.2)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2009 were as follows:

(In millions)	Total as of balance sheet date	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$48.9	$48.9	$—	$—
Equities segregated by type:
U.S. large cap	209.7	209.7		—
U.S. small cap	88.0	88.0	—	—
International	167.0	167.0	—	—
U.S. government bonds	37.8	—	37.8	—
Non-U.S. government bonds	17.3	—	17.3	—
Corporate bonds	78.5	—	78.5	—
Mortgage-backed securities	77.6	—	77.6	—
Group annuity/insurance contracts	42.5	—	—	42.5
Other fixed income	13.0	—	13.0	—
Multi-strategy fund-of-hedge funds	25.0	—	—	25.0
Real estate	16.3	—	—	16.3
Mutual funds	0.1	0.1	—	—
Total	$821.7	$513.7	$224.2	$83.8

A reconciliation of Level 3 measurements for 2009 was as follows:

(In millions)	Group annuity/ insurance contracts	Multi-strategy fund-of-hedge funds	Real estate	Total
Beginning balance	$39.9	$21.9	$21.9	$83.7
Actual return on assets related to assets still held	3.9	3.1	(5.7)	1.3
Purchases, sales and settlements	(1.8)	—	—	(1.8)
Currency impact	0.5	—	0.1	0.6
Ending balance	$42.5	$25.0	$16.3	$83.8

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

Our pension plan weighted average asset allocations at December 31, 2008 were: 1% cash, 51% equity securities, 42% fixed income, 3% real estate and 3% hedge funds.

Our defined benefit trusts own a variety of assets including equity, fixed income, and real estate securities as well as group annuity / insurance contracts and fund-of-hedge funds. Equity securities are traded on national stock exchanges and are valued at daily closing prices. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Real estate securities are valued based on recent market appraisals of underlying property as well as valuation methodologies to determine the most probable cash price in a competitive market. Valuations of group annuity / insurance contracts and fund-of-hedge funds are based on daily closing or institutional evaluation prices of underlying securities consistent with industry practices.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Master trusts were established to hold the assets of our domestic defined benefit plans. The U.S. defined benefit asset allocation policy of these trusts allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, a cash allocation of up to 25% and other investments up to 20%. Non-U.S. investment trust targets may differ depending on the country, allowing up to 90% equity, 100% fixed income investments and up to 20% in real estate. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our expected 8.3% blended long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $30.8 million, $29.8 million and $34.1 million in 2009, 2008 and 2007, respectively.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments, which reflect expected future service, are expected to be paid:

		Postretirement Benefits
(In millions)	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy
2010	$51.8	$10.2	$0.6
2011	54.6	10.9	0.6
2012	65.0	11.1	0.7
2013	67.4	11.3	0.7
2014	63.8	11.3	0.7
Years 2015-2019	391.2	55.1	2.4

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

13.    Pension and Other Retiree Benefits (Continued)

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

14.    Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2009 were as follows:

(In millions)
2010	$56.0
2011	45.4
2012	32.6
2013	24.3
2014	20.0
Remainder	15.0
Total minimum rental payments	193.3
Less minimum rentals to be received under non-cancelable subleases	5.6
$187.7

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $71.9 million, $67.9 million and $64.8 million in 2009, 2008 and 2007, respectively.

15.    Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

(In millions)	2009	2008	2007
Domestic operations	$(46.7)	$(121.7)	$687.0
Foreign operations	330.1	310.1	433.2
Income from continuing operations before income taxes and noncontrolling interests	$283.4	$188.4	$1,120.2

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations were as follows:

(In millions)	2009	2008	2007
Income taxes computed at federal statutory income tax rate	$99.2	$65.9	$392.1
Other income taxes, net of federal tax benefit	(0.5)	12.9	16.3
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(80.2)	(64.4)	(86.2)
Goodwill impairment not deductible for tax purposes	—	158.0	—
Joint venture investment write-down not deductible for tax purposes	—	12.9	—
Tax benefit on income attributable to domestic production activities	(8.4)	(8.1)	(12.7)
Net adjustments for uncertain tax positions	18.1	(82.8)	18.7
Net effect of change in deferred taxes	1.7	1.0	(1.0)
Prior period items	13.3	—	—
Miscellaneous other, net	(6.9)	0.2	19.1
Income taxes from continuing operations as reported	$36.3	$95.6	$346.3

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15.    Income Taxes (Continued)

The effective income tax rates for the twelve months ended December 31, 2009 and 2008 were 12.8% and 50.7%, respectively. The 2009 effective tax rate was favorably impacted by higher 2009 restructuring and other charges in the U.S. taxed at a higher rate. In addition, the effective tax rate was favorably impacted by a higher proportion of foreign income in 2009, which is taxed at a lower rate relative to U.S. income. The 2009 income tax rate was also favorably impacted by annual true-up adjustments related to tax returns filed in the current period. The 2009 income tax rate was unfavorably impacted by net tax expense of $13.3 million related to the correction of prior year items. These prior year items, primarily related to goodwill tax benefits, net operating loss carryforwards, and certain deferred tax adjustments, were determined to be immaterial to the years to which they relate.

The 2008 effective income tax rate was favorably impacted by a $98.4 million tax benefit related to the final settlement of the federal income tax audit related to our 2001-2002 federal tax returns, tax credits associated with the conclusion of our 2004-2005 federal tax audit, and non-goodwill impairment and restructuring charges benefited at higher U.S. tax rates. The 2008 effective income tax rate was unfavorably impacted by the absence of a tax benefit on goodwill impairment charges of $451.3 million and a $50.5 million write-down of our investment in the Maxxium joint venture, as well as income associated with the termination of the Spirits business’s U.S. distribution agreement at the higher U.S. tax rate.

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

During the third quarter of 2007, the Spanish tax authorities concluded their routine audit of our Spanish Spirits companies, which were included as part of the spirits and wine brands as well as certain distribution assets acquired from Pernod Ricard S.A. in July 2005 (2005 Spirits Acquisition). Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2000 through 2004 tax periods, which preceded the date of acquisition. The Spanish tax authorities issued a net tax assessment of approximately $110 million ($91.7 million for tax and $18.3 million for related interest and penalties), which we paid in October 2007. Also during the third quarter of 2007, we received a $99.3 million tax indemnification payment from Pernod Ricard related to the above tax assessment ($110 million net of associated tax benefits). In order to reflect the impact of the Spanish tax assessment, we increased our liability for UTBs. Additionally, we further increased our liability for UTBs to reflect tax issues similar to those raised during the course of the audit but relating to tax periods subsequent to the audit period. The majority of the Spanish UTBs pertain to pre-acquisition periods and are subject to the tax indemnification agreement with Pernod Ricard.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15.    Income Taxes (Continued)

A reconciliation of the beginning and ending amount of UTBs is as follows:

(In millions)	2009	2008(a)	2007(a)
Unrecognized tax benefits — beginning of year	$434.2	$605.5	$383.3
Gross additions — current year tax positions	11.6	8.3	121.6
Gross additions — purchase accounting, prior year tax positions	1.5	30.0	218.5
Gross additions — prior year tax positions	14.5	37.4	16.1
Gross reductions — prior year tax positions	(8.0)	(22.6)	(7.1)
Gross reductions — settlements with taxing authorities	(1.8)	(210.3)	(150.1)
Impact of change in foreign exchange rates	9.3	(11.2)	23.2
Impact due to expiration of statutes of limitations	(0.8)	(2.9)	—
Unrecognized tax benefits — end of year	$460.5	$434.2	$605.5

(a)

The 2008 and 2007 UTB beginning balances, foreign exchange impacts and resulting ending balances were adjusted to reflect an additional €133 million related to the 2005 Spirits Acquisition and has no net effect on the Company’s statement of income or balance sheet.

The amount of UTBs that, if recognized as of December 31, 2009, would affect the Company’s effective tax rate was $447.1 million.

It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $85 to $140 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalties accruals related to UTBs as income tax expense. During the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $5.6 million, $14.4 million, and $7.7 million in interest and penalties. At December 31, 2009 and 2008, we had accruals for the payment of interest and penalties of $82.0 million and $79.5 million respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently examining the Company’s 2006 and 2007 federal income tax returns; however the Company is technically subject to IRS examination for the years 1997 through 2008 due to unexpired statute of limitations periods. The Company or one of its subsidiaries has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 1998, France for years after 2004, Mexico for years after 2001, Spain for years after 2003, and the United Kingdom for years after 2004.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15.    Income Taxes (Continued)

Income taxes were as follows:

(In millions)	2009	2008	2007
Currently payable
Federal	$(2.8)	$52.3	$249.1
Foreign	116.0	81.9	116.0
State and other	(6.8)	21.1	28.4
Deferred
Federal, state and other	(27.0)	(61.3)	(34.0)
Foreign	(43.1)	1.6	(13.2)
Total income tax provision	$36.3	$95.6	$346.3

The components of net deferred tax assets (liabilities) were as follows:

(In millions)	2009	2008
CURRENT ASSETS
Compensation and benefits	$31.5	$31.4
Other reserves	63.2	41.6
Inventories	40.1	45.6
Accounts receivable	16.9	10.4
State income taxes	3.4	4.2
Net operating loss and other tax carryforwards	11.8	8.0
Valuation allowance	(2.3)	(1.5)
Miscellaneous	31.4	40.7
	196.0	180.4
CURRENT LIABILITIES
Inventories	(11.2)	(17.1)
Miscellaneous	(14.4)	(22.4)
	(25.6)	(39.5)
NONCURRENT ASSETS
Compensation and benefits	49.8	37.5
Pension and other retiree benefits	165.6	174.0
Identifiable intangible assets	56.7	66.4
Other reserves	48.6	46.2
Deferred income	—	0.8
Currency translation adjustment	39.7	53.8
Net operating loss and other tax carryforwards	109.4	65.5
Valuation allowance	(7.3)	(3.1)
Miscellaneous	19.9	11.5
	482.4	452.6
NONCURRENT LIABILITIES
Fixed assets	(163.0)	(160.0)
Pension	—	(5.0)
Identifiable intangible assets	(849.6)	(899.4)
Miscellaneous	(40.1)	(12.7)
	(1,052.7)	(1,077.1)
Net deferred tax liability	$(399.9)	$(483.6)

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

15.    Income Taxes (Continued)

As of December 31, 2009 and 2008, the Company had net operating loss and other tax carryforwards of $121.2 million and $73.5 million, respectively, of which approximately $28.4 million will expire between 2013 and 2019, and the remainder which will expire in 2020 and thereafter. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has conclude that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest or on foreign subsidiary earnings that will be remitted without incremental taxes. The undistributed earnings of foreign subsidiaries that either are considered permanently invested or will be remitted without incremental taxes aggregated $589.9 million at December 31, 2009. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable. In the third quarter of 2009, we determined that approximately $524 million of foreign subsidiary earnings were no longer considered permanently reinvested. Current and deferred taxes associated with these earnings were recorded and were not material.

16.    Detail of Other Current Liabilities

Detail of other current liabilities as of December 31, 2009 and 2008 was as follows:

(In millions)	2009	2008
Accrued taxes	$159.4	$99.3
Accrued interest	86.7	103.9
Accrued customer programs	91.7	93.5
Accrued salaries, wages and other compensation	178.6	136.6
Accrued expenses and other current liabilities	427.4	332.5
Total other current liabilities	$943.8	$765.8

17.    Guarantees and Commitments

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium, our Spirits business’s former international sales and distribution joint venture. Since April 1, 2009, we have been providing similar guarantees of 50% of the credit facilities of Maxxium España S.L., in the amount of €11 million (approximately $15.7 million), reflecting our ownership in the joint venture with TEG. As of December 31, 2009, €6.5 million (approximately $9.3 million) was outstanding. The liability related to these guarantees was not material.

BGSW and TEG have also executed an uncommitted multi-currency Shareholder Loan Facility in the amount of € 30 million (approximately $42.9 million) for BGSW/TEG joint ventures, of which our share is 50%. Our share of the outstanding balance as of December 31, 2009 was £5 million (approximately $8.1 million).

We also guaranteed various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $22.6 million, through April 2013. Accordingly, we have recorded the fair value of these guarantees of $0.4 million as of December 31, 2009 as a liability on our financial statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

17.    Guarantees and Commitments (Continued)

We have provided typical indemnities in connection with divestitures. These indemnities relate to various representations generally included in divestiture agreements, such as environmental, tax, product liability, employee liability and other contingencies, depending on the transactions. In several of these divestitures, a maximum obligation for certain contingencies is not specified, which is not unusual for these transactions. We cannot reasonably estimate potential payments under these divestiture-related indemnity obligations. The indemnities vary in duration, and in some cases the durations are indefinite. Because authoritative guidance on guarantees was effective after December 31, 2002, we did not record any liabilities in the consolidated financial statements for indemnities entered into prior to that date. We have not made any indemnity payments that were material to our financial position or results of operations for any quarter. Furthermore, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position, results of operations or liquidity for 2010 or in future periods.

Purchase obligations by the Company as of December 31, 2009 were:

	Payments Due by Period as of December 31, 2009

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(a)	$827.5	$356.7	$178.6	$127.2	$165.0

(a)	Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

18.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the twelve months ended December 31, 2009 were:

	Twelve Months Ended December 31, 2009
		Other Charges(a)
(in millions)	Restructuring Charges	Cost of Products Sold	ASG&A(b)	Total Charges
Spirits	$25.1	$0.6	$4.6	$30.3
Home & Security	21.8	26.1	4.1	52.0
Golf	31.3	2.3	1.6	35.2
Corporate	3.7	—	—	3.7
	$81.9	$29.0	$10.3	$121.2

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Advertising, selling, general and administrative expenses.

Pre-tax restructuring charges in the Spirits business in 2009 of $25.1 million primarily related to our business repositioning, including strategic sales and distribution initiatives in international markets and U.S. supply chain activities, and consisted of $19.5 million for work force reductions and $5.6 million for contract termination costs and other costs. Spirits business other charges were primarily associated with the business repositioning, including the realignment of our U.S. business into fully

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18.    Restructuring and Other Charges (Continued)

integrated category business teams and a reduction of the number of our international regions from four to three. Home & Security business restructuring and other charges of $52.0 million were primarily due to supply chain realignment and capacity and cost reduction initiatives, including the announced closure of seven additional U.S. manufacturing facilities, as well as workforce reductions. Home & Security restructuring charges of $21.8 million primarily consisted of $11.5 million for workforce reductions, $5.2 million for fixed assets write-downs, and $5.1 million for lease contract termination and other costs. Home & Security other charges consisted primarily of accelerated depreciation associated with facilities being closed. Golf business restructuring charges of $31.3 million for the twelve months ended December 31, 2009 were primarily due to a company-wide workforce reduction ($29.2 million) and the closure of a shoe manufacturing facility ($1.3 million). Golf other charges were primarily associated with the closure of the shoe manufacturing facility. Corporate charges related to the disposal of fixed assets.

Pre-tax restructuring and other charges for the twelve months ended December 31, 2008 were:

	Twelve Months Ended December 31, 2008
		Other Charges(a)
(in millions)	Restructuring Charges	Cost of Products Sold	ASG&A(b)	Total Charges
Spirits	$32.3	$4.4	$26.9	$63.6
Home & Security	49.5	9.1	(3.0)	55.6
	$81.8	$13.5	$23.9	$119.2

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Advertising, selling, general and administrative expenses.

Pre-tax charges for the Spirits business for the twelve months ended December 31, 2008 of $63.6 million related to business repositioning, including supply chain activities and sales and distribution initiatives. Restructuring charges related to asset write-downs ($8.2 million), employee-related costs ($14.7 million), and lease contract termination costs and other costs ($9.4 million). Spirits other charges for the twelve months ended December 31, 2008 of $31.3 million were primarily costs for organizational repositioning and our strategic route-to-market initiative in the U.S.

Pre-tax charges in 2008 for the Home & Security business of $55.6 million were primarily due to efforts to align costs and capacity with marketplace conditions, including the announced closure of six additional U.S. manufacturing facilities, as well as the exit from select low-return product offerings. The 2008 restructuring charges consisted of $24.9 million for workforce reduction costs, $21.4 million for tangible and intangible asset write-downs, and $3.2 million for contract termination costs and other costs. Other cost of products sold charges were inventory write-downs associated with the exited markets and product lines. Other advertising, selling, general and administrative charges consisted of retention costs, more than offset by favorable translation adjustments related to the substantial liquidation of a foreign entity ($8.3 million).

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18.    Restructuring and Other Charges (Continued)

Pre-tax restructuring and other charges for twelve months ended December 31, 2007 were:

	Twelve Months Ended December 31, 2007
		Other Charges(a)
(in millions)	Restructuring Charges	Cost of Products Sold	ASG&A(b)	Total Charges
Spirits	$2.7	$—	$1.4	$4.1
Home & Security	70.2	14.7	11.4	96.3
Golf	0.6	—	0.2	0.8
	$73.5	$14.7	$13.0	$101.2

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Advertising, selling, general and administrative expenses.

For the twelve months ended December 31, 2007, we recorded pre-tax restructuring charges of $73.5 million principally related to supply chain initiatives in the Home & Security business, including facility closures (including the consolidation of facilities in cabinetry, window and tool storage production and closure of a cabinetry component operation), as well as the planned exit from the entry door market in the United Kingdom and decorative column products lines in the U.S. In the Home & Security business, we closed or downsized several facilities in order to improve the long-term efficiency, productivity and flexibility of supply chains, and to also provide near-term benefits by aligning costs and capacity to navigate the current downturn in the U.S. home products market. The 2007 restructuring charges consisted primarily of $16.3 million for workforce reduction costs, $49.6 million for tangible and intangible asset write-downs, and $7.6 million for contract termination costs and other costs. Cost of products sold charges were inventory write-downs associated with the exited markets and product lines. Advertising, selling, general and administrative charges consisted of accounts receivable reserves for doubtful accounts, warranty reserves and retention costs related to the exit from the entry door market in the U.K. and the decorative column products line in the U.S.

Spirits pre-tax charges in 2007 primarily related to a distribution model change in Australia.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/08	2009 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/09
Workforce reduction costs	$30.7	$60.2	$(44.7)	$(9.5)	$36.7
Asset write-downs	—	10.3	0.3	(10.6)	—
Contract termination costs	7.3	4.5	(2.2)	0.8	10.4
Other	1.7	6.9	(7.2)	(0.1)	1.3
	$39.7	$81.9	$(53.8)	$(19.4)	$48.4

(a)	Cash expenditures for asset write-downs include proceeds received on asset disposals

(b)

Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions, the impact of foreign exchange rate changes, and workforce reduction costs related to non-cash benefit plan curtailments and settlements

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

18.    Restructuring and Other Charges (Continued)

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
(a)	Cash expenditures for asset write-downs include proceeds received on asset disposals

(b)

Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions, the impact of foreign exchange rate changes and workforce reduction costs that benefited from non-cash benefit plan curtailment gains

19.    Information on Business Segments

We report our operating segments (Spirits, Home & Security, and Golf) based on how we have organized our segments within the Company for making operating decisions and assessing performance based on the markets served. The Company’s operating segments and types of products from which each segment derives revenues are described below:

Spirits includes products made, marketed or distributed by Beam Global Spirits & Wine, Inc. subsidiaries or affiliates.

Home & Security includes: kitchen and bathroom faucets and accessories manufactured, marketed or distributed by Moen; kitchen and bath cabinetry manufactured, marketed and distributed by MasterBrand Cabinets; residential entry door and patio door systems designed and manufactured by Therma-Tru; vinyl-framed windows manufactured, marketed and distributed by Simonton; locks, tool storage and organization products manufactured, marketed or distributed by Storage and Security.

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

(In millions)	2009	2008	2007
Net sales:
Spirits	$2,469.6	$2,480.9	$2,606.8
Home & Security	3,006.8	3,759.1	4,550.9
Golf	1,218.3	1,368.9	1,405.4
Net sales	$6,694.7	$7,608.9	$8,563.1

Operating income (loss):
Spirits	$484.7	$543.7	$766.7
Home & Security	87.0	(465.6)	503.0
Golf	25.0	125.3	165.5
Less: Corporate expenses(a)	(91.5)	(57.8)	(58.9)
Operating income	$505.2	$145.6	$1,376.3

Net sales by geographic region(b):
United States	$4,601.4	$5,312.2	$6,208.0
Canada	483.7	549.0	523.8
United Kingdom	239.2	435.6	504.7
Australia	276.8	258.4	280.5
Spain	178.9	156.5	189.5
Other countries	914.7	897.2	856.6
Net sales	$6,694.7	$7,608.9	$8,563.1

Total assets:
Spirits	$7,482.7	$7,128.4	$7,855.6
Home & Security	3,747.9	3,924.1	5,057.5
Golf	813.2	895.0	840.3
Corporate(c)	326.8	144.4	203.5
Total assets	$12,370.6	$12,091.9	$13,956.9

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

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

19.    Information on Business Segments (Continued)

(In millions)	2009	2008	2007
Property, plant and equipment, net:
United States	$950.2	$1,064.3	$1,144.6
Spain	189.0	189.9	198.5
Mexico	79.4	83.0	92.9
Canada	61.8	56.4	71.6
United Kingdom	54.2	49.2	72.8
France	48.6	49.0	53.7
Other countries	84.7	62.1	64.1
Property, plant and equipment, net	$1,467.9	$1,553.9	$1,698.2

Depreciation expense:
Spirits	$70.7	$68.4	$64.3
Home & Security	115.0	109.9	115.8
Golf	31.2	32.9	35.6
Corporate	1.4	2.0	1.7
Continuing operations	218.3	213.2	217.4
Discontinued operations	—	—	14.9
Depreciation expense	$218.3	$213.2	$232.3

Amortization of intangible assets:
Spirits	$17.3	$16.4	$13.7
Home & Security	16.1	32.9	33.6
Golf	0.3	0.3	0.3
Continuing operations	33.7	49.6	47.6
Discontinued operations	—	—	0.5
Amortization of intangible assets	$33.7	$49.6	$48.1

Capital expenditures:
Spirits	$77.9	$85.4	$111.3
Home & Security	43.2	57.0	75.1
Golf	36.3	33.6	63.0
Corporate	0.1	0.3	0.1
Continuing operations	157.5	176.3	249.5
Discontinued operations	—	—	17.6
Capital expenditures, gross	157.5	176.3	267.1
Less: proceeds from disposition of assets	(15.9)	(19.2)	(69.3)
Capital expenditures, net	$141.6	$157.0	$197.8

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

20.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2009	1st	2nd	3rd	4th
Net sales	$1,438.9	$1,740.8	$1,717.9	$1,797.1
Gross profit	550.9	702.4	699.2	702.4
Operating income	60.5	192.9	204.5	47.3
Net income	8.9	100.6	125.2	12.4
Net income attributable to Fortune Brands	7.4	99.8	124.1	11.5
Earnings per common share
Basic	$0.05	$0.66	$0.82	$0.08
Diluted	$0.05	$0.66	$0.82	$0.08

2008	1st	2nd	3rd	4th
Net sales	$1,806.1	$2,095.4	$1,921.8	$1,785.6
Gross profit	733.3	867.0	792.8	667.2
Operating income (loss)	227.2	(16.0)	254.8	(320.4)
Income (loss) from continuing operations	113.8	(49.5)	308.1	(279.6)
Income from discontinued operations	12.9	109.4	30.2	—
Net income (loss)	126.7	59.9	338.3	(279.6)
Net income (loss) attributable to Fortune Brands	120.5	136.0	335.9	(281.3)
Earnings per common share
Basic
Income (loss) from continuing operations	$0.70	$0.17	$2.04	$(1.88)
Net income (loss) attributable to Fortune Brands common shareholders	$0.78	$0.89	$2.24	$(1.88)
Diluted
Income (loss) from continuing operations	$0.69	$0.17	$2.01	$(1.88)
Net income (loss) attributable to Fortune Brands common shareholders	$0.77	$0.88	$2.21	$(1.88)

21. Other Expense (Income), net

The components of other expense (income), net, for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In millions)	2009	2008	2007
Maxxium distribution gain(a)	$(12.5)	$—	$—
Amortization of deferred income(a)	—	(20.3)	(27.0)
Early termination of Spirits business’s U.S. distribution agreement(a)	—	(233.7)	—
Acceleration of Future Brands unamortized deferred gain(a)	—	(72.0)	—
Maxxium investment impairment charges(a)	—	50.5	—
Foreign currency transaction losses	4.7	6.2	1.1
Other miscellaneous items	13.8	10.6	(11.6)
Total other expense (income), net	$6.0	$(279.9)	$(37.5)

(a)	Refer to Note 6, “Related Party Transactions,” for additional information.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

22.    Earnings Per Share

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

The computations of basic and diluted earnings per common share were as follows:

(In millions)	2009	2008	2007
Income from continuing operations	$242.8	$158.6	$749.5
Income from discontinued operations	—	152.5	13.1
Net income attributable to Fortune Brands	242.8	311.1	762.6
Less: Preferred stock dividends	0.5	0.5	0.5
Income available to Fortune Brands common stockholders — basic	242.3	310.6	762.1
Convertible Preferred stock Dividend requirements	0.5	0.5	0.5
Income available to Fortune Brands common stockholders — diluted	$242.8	$311.1	$762.6

Weighted average number of common shares outstanding — basic	150.3	151.7	153.1
Conversion of Convertible Preferred stock	1.2	1.2	1.2
Exercise of stock options	0.3	0.8	2.2
Weighted average number of common shares outstanding — diluted	151.8	153.7	156.5
Earnings per common share
Basic
Continuing operations	$1.61	$1.04	$4.89
Discontinued operations	—	1.01	0.09
Net income attributable to Fortune Brands common shareholders	$1.61	$2.05	$4.98
Diluted
Continuing operations	$1.60	$1.03	$4.79
Discontinued operations	—	0.99	0.08
Net income attributable to Fortune Brands common shareholders	$1.60	$2.02	$4.87

For the years ended December 31, 2009, 2008 and 2007, stock-based awards were excluded from the calculation of weighted average shares for diluted EPS if they were antidilutive (exercise price exceeded the average stock price). These excluded stock-based awards were approximately 16.1 million, 9.9 million and 6.2 million shares of weighted average shares outstanding, respectively.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

23.    Accumulated Other Comprehensive Income

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

(in millions)	Foreign Currency Adjustments	Pension and Postretirement Adjustment	Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2006	208.9	(169.2)	(1.8)	37.9
Changes during year	256.8	53.1	1.3	311.2
Balance at December 31, 2007	465.7	(116.1)	(0.5)	349.1
Changes during year	(694.7)	(167.8)	35.0	(827.5)
Balance at December 31, 2008	(229.0)	(283.9)	34.5	(478.4)
Changes during year	288.1	17.7	(39.2)	266.6
Balance at December 31, 2009	$59.1	$(266.2)	$(4.7)	$(211.8)

The 2009 change in foreign currency adjustments and derivative hedging position were a result of weakening of the U.S dollar against most major currencies. The 2008 change in foreign currency adjustments and derivative hedging position were a result of strengthening of the U.S dollar against most major currencies. The 2008 change in the pension and postretirement adjustment was primarily a result of a decrease in the fair value of plan assets.

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

On March 3, 2009, Acushnet also filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that Callaway’s Tour i and Tour ix balls infringe nine of Acushnet’s patents.

In addition, on March 3, 2009, Acushnet filed with the PTO a reexamination request for the two additional patents asserted by Callaway. The PTO has accepted the reexaminations and has issued first office actions that reject all of the claims of both patents as invalid on multiple grounds.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

24.    Pending Litigation (Continued)

We believe, and counsel advises, that Acushnet has meritorious defenses to all of the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded the sales and distribution companies acquired from Maxxium Worldwide B.V. from its assessment of internal control over financial reporting as of December 31, 2009 because they were acquired in a purchase business combination in April 2009. We have also excluded the sales and distribution companies acquired from Maxxium Worldwide B.V. from our audit of internal control over financial reporting. The Maxxium Worldwide B.V. sales and distribution companies are wholly-owned subsidiaries whose total assets and total revenues represent $247.8 million and $435.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2010

To The Shareholders of Fortune Brands, Inc.

We have prepared the consolidated balance sheet of Fortune Brands, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2009. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

As permitted by SEC rules and regulations, our management has excluded the spirits sales and distribution companies acquired from Maxxium Worldwide B.V. from the assessment of internal control over financial reporting as of December 31, 2009 because they were acquired in a purchase business combination in April 2009. These sales and distribution companies are wholly-owned subsidiaries, which statements reflect total assets of $247.8 million as of December 31, 2009, and total revenues of $435.7 million for the period from April 1, 2009 to December 31, 2009.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report included herein.

(c) Report	of the Registered Public Accounting Firm.

The report on the effectiveness of the Company’s internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”

(d) Changes	in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below. The Company is in the process of reviewing the internal control structure of the spirits sales and distribution companies acquired from Maxxium Worldwide B.V. in the second quarter of 2009 and, if necessary, we will make appropriate changes as we incorporate our controls and procedures into these acquisitions.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee,” “Report of the Audit Committee,” “Certain Information Regarding Security Holdings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2010 Proxy Statement, which information is incorporated herein by reference.

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

The name, present position and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age
Bruce A. Carbonari	Chairman of the Board and Chief Executive Officer since October 2008; President and Chief Executive Officer from January 2008 to September 2008; President and Chief Operating Officer of Fortune Brands, Inc. from January 2007 to December 2007; Chairman and Chief Executive Officer of Fortune Brands Home & Security LLC August 2005 to December 2006 and President and Chief Executive Officer of Fortune Brands Home & Security LLC from January 2001 to August 2005.	54
Mark Hausberg	Senior Vice President — Finance and Treasurer since January 2000.	60
Patrick J. Koley	Senior Vice President — Strategy and Corporate Development since February 2009; Principal Investment Officer, ConAgra Commercial division of ConAgra Foods, Inc. from June 2008 to February 2009 where he was responsible for strategic planning and corporate development; President, Emerging Business from 2007 to 2008; Vice President, Strategic Development ConAgra Foods, Inc. prior thereto.	45
Craig P. Omtvedt	Senior Vice President and Chief Financial Officer since January 2000.	60
Mark A. Roche	Senior Vice President, General Counsel and Secretary since January 2000.	55
Edward A. Wiertel	Vice President and Corporate Controller since April 2007; Partner — KPMG LLP from 2002 to March 2007 where he oversaw audit and related financial services provided to clients.	40

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

See the information under the captions “Board Committees — Compensation and Stock Option Committee,” “2009 Compensation,” “Compensation Discussion and Analysis” and “Compensation and Stock Option Committee Report” contained in the 2010 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2010 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2010 Proxy Statement, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

See the information under the caption “Fees of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2009 and 2008 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007 contained in Item 8 hereof.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 120.

(3)	Exhibits

3(i).	Restated Certificate of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2009, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

4.1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K filed on June 27, 1989, Commission file number 1-9076.

4.2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K filed on November 19, 1990, Commission file number 1-9076.

4.3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K filed on October 10, 1991, Commission file number 1-9076.

4.4.	Third Supplemental Indenture dated as of May 28, 1997 between the Company and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076.*

4.5.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076.

4.6.	Conformed copy of the Fiscal Agency Agreement, dated February 1, 2006, between Fortune Brands, Inc. and JPMorgan Chase Bank, N.A., including exhibits thereto, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2006, Commission file number 1-9076.

4.7.	Registration Rights Agreement between the Company and GreatBanc Trust Company, as investment manager of the accounts held under the Fortune Brands Inc. Master Retirement Trust and the Fortune Brands Home & Hardware LLC Retirement Plans Trust, is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 3, 2010, Commission file number 1-9076.

10.1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.2.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076.*

10.3.	Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.4.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076.*

10.5.	Amendment to the 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission file number 1-9076.*

10.6.	Amendment to the 2003 Long-Term Incentive Plan Amendment is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.7.	Amendment to Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.8.	Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.9.	First Amendment to the 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.*

10.10	Second Amendment to the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076.

10.11.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.12.	September 2005 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.13.	September 2006 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.14.	Form of Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.15.	February 2008 Nonqualified Stock Option Terms and Conditions for an award made to Bruce A. Carbonari under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.16	September 2009 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.17.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.18.	September 2005 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.19.	September 2006 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.20.	Form of Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.21.	Form of Performance Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10c1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.22.	Form of Performance Award Notice and Terms and Conditions for 2007-2009 awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.23.	Form of Performance Stock Award Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.24.	Form of Performance Award Notice and Terms and Conditions for 2009-2011 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, Commission file number 1-9076.*

10.25.	Form of Notice of Cash Performance Award and Terms and Conditions for 2009-2011 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan between the Company and Christopher J. Klein, incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, Commission file number 1-9076.*

10.26.	Form of Performance Stock Award Notice and Terms and Conditions for July 1, 2009 to December 31, 2010 award granted on July 27, 2009 to each of Messrs. Carbonari, Omtvedt, Roche, Klein, Koley and Hausberg under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, Commission file number 1-9076.*

10.27.	Performance Award Notice and Agreement between the Company and Bruce A. Carbonari for the July 1, 2009 to June 30, 2011 award granted on July 27, 2009 under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, Commission file number 1-9076.*

10.28.	Description of salary and incentive pay awards for certain executive officers of Fortune Brands, Inc. for 2010.*

10.29.	Form of Restricted Stock Unit Agreements between the Company and certain executives is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2008, Commission file number 1-9076.*

10.30.	Form of Amendment to the Restricted Stock Unit Agreements for awards granted to certain executives on February 25, 2008 under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, Commission file number 1-9076.*

10.31.	Restricted Stock Unit Agreement between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2008, Commission file number 1-9076.*

10.32.	Restricted Stock Unit Agreement between the Company and Patrick J. Koley effective February 3, 2009.*

10.33.	Form of Fortune Brands, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009, Commission file number 1-9076.*

10.34.	Fortune Brands, Inc. Supplemental Plan, as Amended and Restated, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2007, Commission file number 1-9076.*

10.35.	Amendment to the Fortune Brands, Inc. Supplemental Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.*

10.36.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.37.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.38.	Schedule identifying employee grantor Trust Agreements in favor of certain executives is incorporated herein by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission file number 1-9076.*

10.39.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.*

10.40.	Trust Agreement among Moen Incorporated, Northern Trust Company and Bruce A. Carbonari establishing an employee grantor trust for purposes of paying amounts under the Moen Incorporated Supplemental Plan is incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.41.	Form of Change of Change in Control Agreement between the Company and each of Messrs. Wesley, Carbonari, Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.42.	Form of Amendment to Change in Control Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche, Klein and Hausberg, incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission file number 1-9076.*

10.43.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under change in control agreements is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.44.	Severance and Retirement Agreement dated September 19, 2007 between the Company and Norman H. Wesley is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.45.	Severance Agreement dated September 19, 2007 between the Company and Bruce A. Carbonari is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.46.	Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement is incorporated herein by reference to Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.47.	Form of Amendment to the Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.

10.48.	Form of Severance Agreement between the Company and each of Messrs. Omtvedt, Roche, Klein and Hausberg, is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.49.	Form of Amendment to Severance Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche, Klein and Hausberg, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission file number 1-9076.*

10.50.	Agreement for the Payment of Benefits Following Termination of Employment between the Company and Mr. Koley dated April 28, 2009.*

10.51.	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated effective January 1, 2008), as of July 29, 2008, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008, Commission file number 1-9076.*

10.52.	Form of Aircraft Time-Sharing Agreement between the Company and each of Messrs. Carbonari and Omtvedt is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2008, Commission file number 1-9076.*

10.53.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076.*

10.54.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, Commission file number 1-9076.*

10.55.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendment thereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-9076.*

10.56.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission file number 1-9076.*

10.57.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.58.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission file number 1-9076.*

10.59.	Amendment to Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.60.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.61.	Fortune Brands, Inc. Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2000, Commission file number 1-9076.*

10.62.	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2005, Commission file number 1-9076.*

10.63.	Fortune Brands, Inc. Directors Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.64.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076.*

10.65.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076.*

10.66.	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 is incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.67.	Five Year Revolving Credit Agreement dated as of October 6, 2005 by and among Fortune Brands, Inc., Fortune Brands Finance UK P.L.C., the lenders that are party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank North America, Inc., as Syndication Agents, is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 11, 2005, Commission file number 1-9076. (This Agreement was replaced by the Three-Year Revolving Credit Agreement dated as of February 3, 2010.)

10.68.	Three-Year Revolving Credit Agreement dated as of February 3, 2010 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 5, 2010, Commission file number 1-9076. (This Agreement replaces the Five Year Revolving Credit Agreement dated as of October 6, 2005).

10.69.	Term Loan Agreement dated October 8, 2008 among Fortune Brands, Inc., the lenders party thereto, Barclays Capital and The Royal Bank of Scotland, as Syndication Agents, and Barclays Bank PLC, as Administrative Agent, is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 14, 2008, Commission file number 1-9076.

10.70.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10.64 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.

10.71.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) incorporated herein by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, Commission file number 1-9076.

10.72.	Termination, Replacement and Restatement Agreement dated July 10, 2003 among the Company as Borrower, JPMorgan Chase Bank as Administrative Agent, Citibank N.A. as Administrative Agent and 14 financial institutions as lenders is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076.

10.73.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission file number 1-9076.

10.74.	Termination and Redemption Agreement between Beam Global Spirits & Wine, Inc., The Absolut Spirits Company, Incorporated, Jim Beam Brands Co., Future Brands LLC, V & S Vin & Sprit AB and Fortune Brands, Inc. dated August 28, 2008 is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008, Commission file number 1-9076.

10.75.	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 21, 2005, Commission file number 1-9076.

10.76.	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 8, 2005, Commission file number 1-9076.

10.77.	Distribution Agreement dated March 15, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 21, 2005, Commission file number 1-9076.

10.78.	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on August 8, 2005, Commission file number 1-9076.

10.79.	Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed on August 22, 2005, Commission file number 1-9076.

10.80.	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 8, 2005, Commission file number 1-9076.

10.81.	Agreement and Plan of Merger dated as of February 9, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition, LLC and SBR, Inc. is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 10, 2006, Commission file number 1-9076.

10.82.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., Tres Acquisition Co. and Tres Investment Company is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A filed on February 22, 2006, Commission file number 1-9076.

10.83.	Agreement and Plan of Merger dated as of February 21, 2006 by and among Fortune Brands, Inc., SB Ross Acquisition Co. and S. Byrl Ross Enterprises, Inc. is incorporated herein by reference to Exhibit 2.3 to our Current Report on Form 8-K/A filed on February 22, 2006, Commission file number 1-9076.

10.84.	Escrow and Exchange Agent Agreement dated as of June 7, 2006 by and among Fortune Brands, Inc., Brightstar Acquisition LLC, SBR, Inc., The Bank of New York, as escrow agent, and Samuel B. Ross, II, as Holders Representative is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006, Commission file number 1-9076.

10.85.	Purchase Agreement between The Absolut Spirits Company, Incorporated, V & S Vin & Sprit AB and Beam Global Spirits & Wine, Inc. dated August 28, 2008 is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q for the period ended September 30, 2008, Commission file number 1-9076.

12.	Statement re computation of ratio of earnings to combined fixed charges and preferred dividends.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

101.	The following materials from the Fortune Brands, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) related notes tagged as blocks of text.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

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

FORTUNE BRANDS, INC. (The Company)

Date: February 24, 2010	BY:	/S/ BRUCE A. CARBONARI
Bruce A. Carbonari Chairman of the Board and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE A. CARBONARI Bruce A. Carbonari Chairman of the Board and Chief Executive Officer (Principal Executive Officer) Date: February 24, 2010	/s/ ANNE M. TATLOCK* Anne M. Tatlock, Director Date: February 24, 2010

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt, Senior Vice President And Chief Financial Officer (Principal Financial Officer) Date: February 24, 2010	/s/ DAVID M. THOMAS* David M. Thomas, Director Date: February 24, 2010

/s/ RICHARD A. GOLDSTEIN* Richard A. Goldstein, Director Date: February 24, 2010	/s/ RONALD V. WATERS III* Ronald V. Waters, Director Date: February 24, 2010

/s/ ANN FRITZ HACKETT* Ann Fritz Hackett, Director Date: February 24, 2010	/s/ NORMAN H. WESLEY* Norman H. Wesley, Director Date: February 24, 2010

/s/ PIERRE E. LEROY* Pierre E. Leroy, Director Date: February 24, 2010	/s/ PETER M. WILSON* Peter M. Wilson, Director Date: February 24, 2010

/s/ A.D. DAVID MACKAY* A.D. David Mackay Date: February 24, 2010

*By:	/s/ MARK A. ROCHE
Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2009, 2008 and 2007	Fortune Brands, Inc. and Subsidiaries

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts(a)	Write-offs and Deductions(b)	Balance @ End of Period
2009:
Allowance for cash discounts	$4.9	$54.3	$—	$54.3	$4.9
Allowance for returns	22.7	136.7	—	131.4	28.0
Allowance for doubtful accounts	29.9	23.2	0.6	14.6	39.1
	$57.5	$214.2	$0.6	$200.3	$72.0
2008:
Allowance for cash discounts	$7.1	$60.4	$—	$62.6	$4.9
Allowance for returns	18.5	166.2	—	162.0	22.7
Allowance for doubtful accounts	28.2	15.6	—	13.9	29.9
	$53.8	$242.2	$—	$238.5	$57.5
2007:
Allowance for cash discounts	$7.7	$80.9	$—	$81.5	$7.1
Allowance for returns	21.9	146.2	—	149.6	18.5
Allowance for doubtful accounts	19.5	14.2	3.7	9.2	28.2
	$49.1	$241.3	$3.7	$240.3	$53.8

(a)	Balance at acquisition date of subsidiaries, net of dispositions.

(b)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.