Form 10-Q
period 2010-03-31
FORTUNE BRANDS INC
filed 2010-05-07
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at April 30, 2010 was 152,323,573.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$289.7	$417.2
Accounts receivable, net	942.6	949.0
Inventories
Maturing spirits	1,240.2	1,243.0
Other raw materials, supplies and work in process	316.8	322.7
Finished products	495.7	450.9

	2,052.7	2,016.6
Other current assets	498.6	488.9

Total current assets	3,783.6	3,871.7

Property, plant and equipment	3,107.3	3,059.6
Less: accumulated depreciation	1,657.9	1,591.7

Property, plant and equipment, net	1,449.4	1,467.9
Goodwill resulting from business acquisitions	3,593.0	3,576.5
Other intangible assets resulting from business acquisitions, net	3,169.1	3,188.4
Other assets	235.8	266.1

Total assets	$12,230.9	$12,370.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Liabilities and equity
Current liabilities
Notes payable to banks	$56.6	$51.3
Current portion of long-term debt	750.0	—
Accounts payable	465.6	468.5
Other current liabilities	782.0	943.8

Total current liabilities	2,054.2	1,463.6

Long-term debt	3,630.8	4,413.3
Deferred income taxes	660.1	642.9
Accrued pension and postretirement benefits	359.0	451.3
Other non-current liabilities	287.5	293.8

Total liabilities	6,991.6	7,264.9

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.2	5.2
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	777.5	755.6
Accumulated other comprehensive loss	(215.8)	(211.8)
Retained earnings	7,175.6	7,135.4
Treasury stock, at cost	(3,252.0)	(3,326.0)

Total Fortune Brands stockholders’ equity	5,224.5	5,092.4
Noncontrolling interests	14.8	13.3

Total equity	5,239.3	5,105.7

Total liabilities and equity	$12,230.9	$12,370.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	2010	2009
Net sales	$1,625.1	$1,438.9

Cost of products sold	839.9	786.9
Excise taxes on spirits	126.4	101.1
Advertising, selling, general and administrative expenses	492.9	445.6
Amortization of intangible assets	8.4	8.3
Restructuring charges	1.1	36.5

Operating income	156.4	60.5

Interest expense	55.2	52.5
Other (income) expense, net	(2.0)	4.5

Income before income taxes	103.2	3.5

Income taxes	28.8	(5.4)

Net income	74.4	8.9
Less: Noncontrolling interests	2.2	1.5

Net income attributable to Fortune Brands	$72.2	$7.4

Earnings per common share attributable to Fortune Brands common shareholders
Basic	$0.48	$0.05
Diluted	$0.47	$0.05

Dividends paid per common share	$0.19	$0.44

Average number of common shares outstanding
Basic	151.6	150.1

Diluted	153.2	151.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(in millions)

(Unaudited)

	2010	2009
Operating activities
Net income	$74.4	$8.9
Non-cash pre-tax expense (income):
Restructuring charges	0.1	5.1
Depreciation	50.3	65.1
Amortization	9.1	9.0
Stock-based compensation	15.8	12.2
Deferred income taxes	26.2	(6.1)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(28.3)	58.9
Increase in inventories	(65.5)	(28.1)
Increase (decrease) in accounts payable	0.9	(32.5)
Decrease in accrued expenses and other liabilities	(206.8)	(169.6)
Increase (decrease) in accrued taxes	6.9	(19.5)
Other operating activities, net	44.9	(5.9)

Net cash used by operating activities	(72.0)	(102.5)

Investing activities
Capital expenditures	(32.0)	(27.0)
Proceeds from the disposition of assets	0.6	0.7
Loans to affiliates	7.6	(29.0)

Net cash used by investing activities	(23.8)	(55.3)

Financing activities
Increase (decrease) in short-term debt	9.4	(1.0)
Issuance of long-term debt	—	688.0
Repayment of long-term debt	(7.1)	(394.8)
Dividends to stockholders	(29.0)	(66.2)
Proceeds received from exercise of stock options	7.8	1.5
Tax benefit on exercise of stock options	1.5	0.1
Other financing, net	(7.4)	—

Net cash (used) provided by financing activities	(24.8)	227.6

Effect of foreign exchange rate changes on cash	(6.9)	7.0

Net (decrease) increase in cash and cash equivalents	$(127.5)	$76.8

Cash and cash equivalents at beginning of period	$417.2	$163.3

Cash and cash equivalents at end of period	$289.7	$240.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non-controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	7.4	—	1.5	8.9
Translation adjustments	—	—	—	(110.6)	—	—	—	(110.6)
Derivative instruments	—	—	—	(10.8)	—	—	—	(10.8)
Pension and postretirement benefit adjustments	—	—	—	1.6	—	—	—	1.6

Total comprehensive income	—	—	—	(119.8)	7.4	—	1.5	(110.9)

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Dividends ($0.44 per Common share and $0.6675 per Preferred share)	—	—	—	—	(66.2)	—	—	(66.2)
Stock-based compensation	—	—	12.1	—	(0.4)	1.9	—	13.6
Tax benefit on exercise of stock options	—	—	0.4	—	—	—	—	0.4
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.1)	—	—	0.2	—	0.0

Balance at March 31, 2009	$5.4	$734.0	$728.8	$(598.2)	$6,987.0	$(3,335.6)	$14.1	$4,535.5

Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Comprehensive income
Net income	—	—	—	—	72.2	—	2.2	74.4
Translation adjustments	—	—	—	(16.6)	—	—	—	(16.6)
Derivative instruments	—	—	—	10.1	—	—	—	10.1
Pension and postretirement benefit adjustments	—	—	—	2.5	—	—	—	2.5

Total comprehensive income	—	—	—	(4.0)	72.2	—	2.2	70.4

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Dividends ($0.19 per Common share and $0.6675 per Preferred share)	—	—	—	—	(29.0)	—	—	(29.0)
Shares issued from treasury stock for benefit plans	—	—	6.4	—	—	61.5	—	67.9
Stock-based compensation	—	—	14.4	—	(3.0)	12.2	—	23.6
Tax benefit on exercise of stock options	—	—	1.4	—	—	—	—	1.4
Conversion of preferred stock (0.2 shares)	—	—	(0.3)	—	—	0.3	—	0.0

Balance at March 31, 2010	$5.2	$734.0	$777.5	$(215.8)	$7,175.6	$(3,252.0)	$14.8	$5,239.3

(1)	Accumulated other comprehensive income (loss)

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Fortune Brands” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of March 31, 2010, the related condensed consolidated statements of income for the three-month periods ended March 31, 2010 and 2009 and the related condensed consolidated statements of cash flows and stockholders’ equity for the three-month periods ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) amended the existing authoritative guidance on variable interest entities ((Accounting Standards Codification) ASC 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for interim and annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). Adoption of this standard did not have an impact on our financial statements and disclosures.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisition

In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven subsidiaries of Maxxium Worldwide B.V. (Maxxium), our former spirits international sales and distribution joint venture, that were previously 50% owned equity investments. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations (ASC 805). In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities with The Edrington Group (TEG), our Maxxium joint venture partner. These entities are accounted for under the equity method.

4.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3,593.0 million as of March 31, 2010. The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Spirits	Home and Security	Golf	Total goodwill
Balance at December 31, 2009
Goodwill	$2,112.0	$1,904.0	$11.8	$4,027.8
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,112.0	$1,452.7	$11.8	$3,576.5

Year-to-date activity
Translation adjustments	7.3	0.9	—	8.2
Acquisition-related adjustments	8.3	—	—	8.3

Balance at March 31, 2010
Goodwill	$2,127.6	$1,904.9	$11.8	$4,044.3
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,127.6	$1,453.6	$11.8	$3,593.0

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Identifiable Intangible Assets (Continued)

We also had indefinite-lived intangible assets, principally tradenames, of $2,622.8 million and $2,623.1 million as of March 31, 2010 and December 31, 2009, respectively. The decrease of $0.3 million was due to changes in foreign currency translation adjustments.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $921.7 million and $375.4 million, respectively, as of March 31, 2010, compared to $932.1 million and $366.8 million, respectively, as of December 31, 2009. The gross carrying value decrease of $10.4 million was due to changes in foreign currency translation adjustments.

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010				As of December 31, 2009
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$2,694.8	$(72.0	)(1)	$2,622.8	$2,695.1	$(72.0	)(1)	$2,623.1
Amortizable intangible assets
Trade names	561.2	(183.0)		378.2	572.3	(179.8)		392.5
Customer and contractual relationships	274.7	(144.9)		129.8	274.0	(140.9)		133.1
Patents/proprietary technology	40.5	(31.6)		8.9	40.5	(31.0)		9.5
Licenses and other	45.3	(15.9)		29.4	45.3	(15.1)		30.2

Total	921.7	(375.4)		546.3	932.1	(366.8)		565.3

Total identifiable intangibles	$3,616.5	$(447.4)		$3,169.1	$3,627.2	$(438.8)		$3,188.4

(1)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (ASC 350).

Indefinite-lived tradenames as of March 31, 2010 were comprised of $1,891.8 million in the Spirits segment, $664.3 million in the Home and Security segment and $66.7 million in the Golf segment.

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

The effective income tax rates for the three months ended March 31, 2010 and 2009 were 27.9% and (154.3%), respectively. The effective tax rate in 2010 was unfavorably impacted by $2.2 million due to the reduction of tax benefits associated with a change in the tax law related to Medicare Part D subsidies. The effective tax rate was favorably impacted by a higher proportion of foreign income in 2010, which is taxed at a lower rate relative to domestic income. The negative effective tax rate in 2009 was primarily due to higher tax benefits from restructuring and other charges relative to lower taxed income before these charges.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $80 to $135 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

6.	Information on Business Segments

Net sales and operating income (loss) for the three months ended March 31, 2010 and 2009 by segment were as follows:

	Three Months Ended March 31,
(in millions)	2010	2009	% Change vs. Prior Year
Net Sales
Spirits	$573.1	$486.3	17.8%
Home and Security	698.4	605.6	15.3
Golf	353.6	347.0	1.9

Net Sales	$1,625.1	$1,438.9	12.9%

Operating Income (Loss)
Spirits	$115.1	$128.6	(10.5)%
Home and Security	22.4	(54.9)	140.8
Golf	44.4	9.0	—
Corporate expenses	(25.5)	(22.2)	(14.9)

Operating Income	$156.4	$60.5	158.5%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Three Months Ended March 31,
	2010	2009
Net income attributable to Fortune Brands	$72.2	$7.4
Less: Preferred stock dividends	0.1	0.1

Income attributable to Fortune Brands common stockholders – basic	72.1	7.3
Convertible Preferred stock dividends	0.1	0.1

Income attributable to Fortune Brands common stockholders – diluted	$72.2	$7.4

Weighted average number of common shares outstanding – basic	151.6	150.1
Conversion of Convertible Preferred stock	1.1	1.2
Exercise of share-based awards	0.5	0.1

Weighted average number of common shares outstanding – diluted	153.2	151.4

Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	17.2	15.6

Earnings per common share attributable to Fortune Brands common shareholders
Basic	$0.48	$0.05
Diluted	$0.47	$0.05

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$7.6	$8.0	$0.6	$0.7
Interest cost	16.1	15.8	1.8	2.4
Expected return on plan assets	(20.3)	(19.0)	—	—
Amortization of prior service cost (credit)	0.6	0.6	(0.9)	(0.3)
Amortization of net losses	5.6	3.7	—	0.1
Termination benefit and curtailment losses	0.1	1.2	—	—

Net periodic benefit cost	$9.7	$10.3	$1.5	$2.9

Curtailment losses in 2009 related to the downsizing or closure of facilities in the Home and Security business.

On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, held as treasury stock, with a fair value of $67.9 million.

9.	Debt and Financing Arrangements

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of March 31, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. No other debt instruments include financial ratio covenants.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Financial Instruments

Derivative financial instruments are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies, interest rate swaps or commodity swaps of forecasted commodity purchases. Deferred compensation programs’ assets and liabilities are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

We have entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $900 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). The unrealized gain on interest rate swap contracts and the offsetting unrealized loss on the related debt was $11.0 million in the three months ended March 31, 2010.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2010 was $519.7 million.

We enter into commodity swaps to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity contracts outstanding as of March 31, 2010.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Financial Instruments (Continued)

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 were:

		Fair Value
(in millions)	Balance Sheet Location	March 31, 2010	December 31, 2009
Foreign exchange contracts	Other current assets	$8.4	$6.6
Commodity contracts	Other current assets	1.3	1.0
Interest rate contracts	Other non-current assets	19.1	12.3
Foreign exchange contracts	Other current liabilities	12.6	18.6
Interest rate contracts	Other non-current liabilities	—	3.6

The effects of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the three months ended March 31, 2010 and 2009 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2010	2009	Location of Gain (Loss) Recognized in Income	2010	2009
Cash flow	$0.4	$4.1
			Net sales	$(6.9)	$6.4
			Cost of products sold	(1.4)	6.9
Fair value			Interest expense	5.0	—
			Other expense, net	(1.4)	—
Net investment	0.4	0.3		—	—

Total	$0.8	$4.4		$(4.7)	$13.3

In the three months ended March 31, 2010 and 2009, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 were as follows:

	Fair Value Using
	Significant Other Observable Inputs (Level 2)
(in millions)	March 31, 2010	December 31, 2009
Assets
Derivative financial instruments	$28.8	$19.9
Deferred compensation program assets	19.6	47.1

Total assets	$48.4	$67.0
Liabilities
Derivative financial instruments	$12.6	$22.2
Deferred compensation program liabilities	19.6	47.1

Total liabilities	$32.2	$69.3

Authoritative guidance on fair value measurement (ASC 820), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity. The fair value of long-term debt at March 31, 2010 was approximately $4,493.9 million, compared with the aggregate carrying value of $4,380.8 million. The fair value of long-term debt at December 31, 2009 was approximately $4,433.0 million compared with the aggregate carrying value of $4,413.3 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Guarantees and Commitments

We guarantee 50% of the credit facilities of Maxxium España S.L., in the amount of €9.5 million (approximately $12.8 million), reflecting our ownership in the joint venture with TEG. The liability related to these guarantees was not material. Beam Global Spirits & Wine, Inc. (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $20.3 million). There was no balance outstanding at March 31, 2010.

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $20.9 million, through April 2013. The liability related to this guarantee was not material.

There were no material changes to our contractual indemnification obligations as previously disclosed in our Annual Report on Form 10-K as of December 31, 2009.

13.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2010 and 2009 are shown below.

(in millions)	Three Months Ended March 31, 2010
		Other Charges(1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$0.7	$0.7	$2.3	$3.7
Home and Security	0.4	0.9	—	1.3
Golf	—	(0.4)	0.1	(0.3)

	$1.1	$1.2	$2.4	$4.7

(in millions)	Three Months Ended March 31, 2009
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$0.7	$—	$2.0	$2.7
Home and Security	11.9	19.4	0.5	31.8
Golf	23.9	1.3	0.5	25.7

	$36.5	$20.7	$3.0	$60.2

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Restructuring and Other Charges (Continued)

For the three months ended March 31, 2010, we recorded restructuring charges of $1.1 million related to previously announced projects in the Spirits and Home and Security businesses.

Spirits charges of $2.7 million in 2009 related to our strategic sales and distribution initiatives in the U.S. and international markets. Home and Security charges of $31.8 million were primarily due to continuing efforts to reduce manufacturing capacity and general and administrative costs, including the announced closure of three additional U.S. manufacturing facilities, as well as workforce and shift reductions. The Home and Security restructuring charges of $11.9 million consisted of $8.8 million for workforce reductions and $3.1 million for fixed assets write-downs. Home and Security other charges primarily consisted of accelerated depreciation associated with facilities being closed. Golf restructuring charges were primarily due to a company-wide workforce reduction and the closure of a shoe manufacturing facility. Golf charges also included fixed asset write-downs and inventory associated with the facility closure.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2009	2010 Provision	Cash Expenditures	Non-Cash Changes	Balance at March 31, 2010
Workforce reductions	$36.7	$0.3	$(14.7)	$(0.9)	$21.4
Asset write-downs	—	0.1	—	(0.1)	—
Contract termination costs	10.4	(0.1)	(0.1)	(1.2)	9.0
Other	1.3	0.8	(0.9)	(0.3)	0.9

	$48.4	$1.1	$(15.7)	$(2.5)	$31.3

(in millions)	Balance at December 31, 2008	2009 Provision	Cash Expenditures	Non-Cash Changes	Balance at March 31, 2009
Workforce reductions	$30.7	$31.7	$(13.2)	$(0.4)	$48.8
Asset write-downs	—	4.7	0.2	(4.9)	—
Contract termination costs	7.3	0.2	(0.4)	(0.2)	6.9
Other	1.7	(0.1)	(0.8)	(0.2)	0.6

	$39.7	$36.5	$(14.2)	$(5.7)	$56.3

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Pending Litigation

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Pending Litigation (Continued)

Other Litigation

The 2006 Callaway Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. At a December, 2007 trial, the validity of nine claims contained in the four patents was tried to a jury which returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial and that certain evidence supporting that defense may be available to Acushnet for the new trial. On March 29, 2010, following the new trial, a jury found in favor of Acushnet on all counts. Specifically, the jury concluded that Acushnet was not liable because all of the patents asserted by Callaway were invalid both as obvious and anticipated by earlier patents. Following the trial, Callaway filed a motion asking the court to enter judgement as a matter of law in its favor or, alternatively, to grant a new trial on the validity of the Callaway patents. The court is currently considering this post-trial motion.

The 2009 Callaway Litigation

In late 2008, Acushnet introduced what it believes to be non-infringing Pro V1 balls. In February 2009, Acushnet introduced new improved versions of the Pro V1 balls, which it also believes are non-infringing. On March 3, 2009, Callaway filed another lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two additional patents owned by Callaway. On March 3, 2009, Acushnet also filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that Callaway’s Tour i and Tour ix balls infringe nine of Acushnet’s patents.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

14.	Pending Litigation (Continued)

Other Litigation (Continued)

Proceedings at the U.S. Patent and Trademark Office

In separate proceedings, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents asserted by Callaway in the 2006 Callaway Litigation are invalid. Callaway has filed appeals regarding all four of the patents with the Patent Board of Appeals. With regard to the patents asserted by Callaway in the 2009 Callaway Litigation, Acushnet also filed a request for reexamination with the PTO. The PTO has accepted the reexaminations and has issued office actions that reject all of the claims of both patents as invalid on multiple grounds.

We believe, and counsel advises, that Acushnet has meritorious defenses to all of the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial position.

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

16.	Subsequent Event

On March 10, 2010, we announced an agreement to sell the Cobra golf product line to PUMA AG. The sale included the Cobra brand and related inventory, intellectual property and endorsement contracts. The sale closed on April 16, 2010. The impact of the sale was not material to our results of operations.

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

While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions and joint ventures. In addition, we enhance shareholder value through other initiatives, such as using our financial resources to pay dividends and repurchase shares, when deemed appropriate. Currently, we continue to focus on paying down debt.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

	Net Sales
			% Change
(in millions)	2010	2009	vs. Prior Year
Spirits	$573.1	$486.3	17.8%
Home and Security	698.4	605.6	15.3
Golf	353.6	347.0	1.9

Net Sales	$1,625.1	$1,438.9	12.9%

	Operating Income (Loss)
			% Change
	2010	2009	vs. Prior Year
Spirits	$115.1	$128.6	(10.5)%
Home and Security	22.4	(54.9)	140.8
Golf	44.4	9.0	—
Corporate expenses	(25.5)	(22.2)	(14.9)

Operating Income	$156.4	$60.5	158.5%

Net Sales

Net sales increased $186.2 million, or 13%, to $1.6 billion primarily due to higher sales in the Spirits and Home and Security businesses. In addition, net sales benefited from favorable foreign exchange ($50 million) and the impact of acquisitions in the Spirits business (approximately $37 million), including sales of third party brands and excise taxes within distribution businesses acquired from Maxxium Worldwide B.V. (Maxxium), our prior international spirits sales and distribution joint venture.

Cost of products sold

Cost of products sold increased $53.0 million, or 7%, primarily due to higher sales across all segments, partially offset by lower charges related to restructuring programs ($19.5 million), as well as cost reduction programs mainly in the Home and Security and Golf segments.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits were up $25.3 million, primarily due to the acquisition and consolidation of former Maxxium joint venture entities and higher U.S. sales volume.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $47.3 million, or 11%, primarily due to increased sales, higher levels of advertising and promotion spending, including comparison to a lower level of spending in 2009, and increased selling and distribution costs associated with our new Spirits business’ international sales and distribution structures.

Amortization of intangible assets

Amortization of intangible assets was flat year-over-year.

Restructuring charges

For the three months ended March 31, 2010, we recorded restructuring charges of $1.1 million related to previously announced projects in the Spirits and Home and Security businesses.

For the three months ended March 31, 2009, we recorded restructuring charges of $36.5 million. These charges related to workforce reductions in the Golf and Home and Security businesses, including closure of a shoe manufacturing facility, the announced closure of three additional Home and Security manufacturing facilities in the U.S., and reductions in general and administrative costs, as well as charges associated with strategic sales and distribution initiatives in our international spirits markets.

Operating income

Operating income increased $95.9 million, or 159%, to $156.4 million, primarily due to higher net sales in all segments, lower restructuring and other charges ($55.5 million) and reduced cost structures in the Home and Security and Golf businesses. Operating income was unfavorably impacted by higher advertising and promotion spending and increased operating costs associated with our new international sales and distribution structures in the Spirits business.

Interest expense

Interest expense increased $2.7 million, or 5%, to $55.2 million, primarily due to higher average interest rates, partially offset by lower average borrowings.

Other (income) expense, net

Other (income) expense, net, increased $6.5 million to income of $2.0 million, predominantly due to lower losses from Spirits business joint ventures accounted for using the equity method. Other (income) expense, net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates for the three months ended March 31, 2010 and 2009 were 27.9% and (154.3%), respectively. The effective tax rate in 2010 was unfavorably impacted by $2.2 million due to the reduction of tax benefits associated with a change in the tax law related to Medicare Part D subsidies. The effective tax rate was favorably impacted by a higher proportion of foreign income in 2010, which is taxed at a lower rate relative to domestic income. The negative effective tax rate in 2009 was primarily due to higher tax benefits from restructuring and other charges relative to lower taxed income before these charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Noncontrolling interests

Noncontrolling interest expense was $2.2 million compared to $1.5 million last year.

Income attributable to Fortune Brands common shareholders

Income from continuing operations was $72.2 million, or $0.48 per basic share and $0.47 per diluted share, for the three months ended March 31, 2010. These results compared to $7.4 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2009. The $64.8 million increase in income was primarily due to higher operating income.

Results of Operations By Segment

Spirits

Net sales increased $86.8 million, or 18%, to 573.1 million. Approximately $54 million of this increase was attributable to a combination of the acquisition and consolidation of former Maxxium joint venture entities ($37 million) and favorable foreign exchange ($17 million). The remaining net sales increase of $33 million was primarily attributable to higher sales volumes in both the U.S. and certain international markets. Sales volume benefited from third party distributor changes in select international locations and higher bulk spirits sales.

Operating income decreased $13.5 million, or 10%, to $115.1 million, primarily due to higher levels of advertising and promotional expense, including comparison to a lower level of spending in 2009. In addition, operating income was unfavorably impacted by higher selling and distribution costs associated with our new international sales and distribution structure. The new structure began on April 1, 2009 and annualized on March 31, 2010. Operating income increases from higher sales volume were partially offset by a modest level of price reduction as a result of responding to increased price competition in select market categories.

We expect to incur additional restructuring and other charges of approximately $15 million over the next twelve to eighteen months related to our previously announced organizational repositioning and U.S. supply chain initiatives.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Security

Net sales increased $92.8 million, or 15%, to $698.4 million. The increase was primarily due to improved market conditions in home products, expanding relationships with key customers, and new product introductions, as well as year-over-year increased customer inventories in certain product categories.

Operating income increased $77.3 million to income of $22.4 million, primarily due to higher sales and the benefit of favorable operating leverage on lower cost structures in all areas of the business. In addition, operating income benefited from lower restructuring and other charges ($30.5 million) due to the completion of many of the 2009 projects that were undertaken to reduce manufacturing capacity and administrative cost structures. The benefits of higher sales were partially offset by an unfavorable mix shift in certain product categories as consumers traded down to lower-priced products.

While we believe that the home products market will be stable in 2010, we expect to face higher raw material and transportation costs as the year progresses. The home products market continues to face challenges as consumers remain cautious, unemployment stays high, foreclosures continue, and the mortgage market remains weak. Moreover, it is uncertain how the end of U.S. government stimulus programs in 2010 (e.g. homebuyer and energy efficiency tax credits) will impact the home products market. We will continue to strive to mitigate the impact of the weak market conditions through market share gain initiatives, successful extension of brands into new markets, and expanding existing customer relationships.

Golf

Net sales increased $6.6 million, or 2%, to $353.6 million, primarily due to favorable foreign exchange rates ($17 million). Net sales were unfavorably impacted by lower U.S. demand due to poor weather and lower net sales in certain international markets. Net sales increased in the Pacific Basin.

Operating income increased $35.4 million to $44.4 million primarily due to the absence of last year’s restructuring and other charges of $25.7 million and favorable foreign exchange. In addition, operating income benefited from productivity initiatives.

While we expect golfers to remain cautious in their purchases of equipment in 2010, we expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age and retirement), and the increasing popularity of golf internationally.

On March 10, 2010, we announced an agreement to sell the Cobra golf product line to PUMA AG. The sale included the Cobra brand and related inventory, intellectual property and endorsement contracts. The sale closed on April 16, 2010. In 2009, Cobra net sales were approximately $130 million. We do not expect the sale to materially impact the operating income of the Golf business.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, both the USGA and the R&A have enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. More recently, they adopted a rule change to allow greater adjustability in golf clubs, which went into effect January 1, 2008. In August 2008, the USGA and R&A adopted a rule change, effective January 1, 2010, further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change will not apply to most golfers until January 1, 2024. It was implemented on professional tours beginning in 2010 and will be implemented in other elite amateur competitions beginning 2014. All products shipped into the marketplace after December 31, 2010 must comply with the new groove specification. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies, as well as impact the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $25.5 million, which include salaries, benefits and expenses related to corporate office employees, increased $3.3 million, predominantly due to higher share-based compensation partly due to a low level of incentive compensation in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our internally generated funds, together with access to global credit markets and availability under our existing revolving credit agreements, are adequate to meet our long-term and short-term liquidity and capital needs, including our current maturities of long-term debt. Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases, when deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. Our current focus is paying down debt. However, we cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic options, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those in the section titled “— Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity and Capitalization

Total debt decreased $27.3 million during the three-month period ended March 31, 2010 to $4.4 billion. The ratio of total debt to total capital decreased to 45.9% at March 31, 2010 from 46.7% at December 31, 2009, primarily due to higher equity resulting from the first quarter stock contribution to the defined benefit pension plans and net income, partially offset by dividends paid.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of March 31, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. As of March 31, 2010, we have complied with these ratios by a wide margin. We believe the possibility of violating any of these covenants is remote. No other debt instruments include financial ratio covenants.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity and Capitalization (Continued)

Cash Flows

Net cash used by operating activities was $72.0 million for the three months ended March 31, 2010 compared to $102.5 million for the same three-month period last year. The decrease in cash used of $30.5 million was principally due to higher net income, partially offset by an increase in working capital due to higher sales.

Net cash used by investing activities for the three months ended March 31, 2010 decreased by $31.5 million to $23.8 million, compared with $55.3 million used in the same three-month period last year, primarily due to the absence of the 2009 loan to affiliates ($29.0 million) and repayment of loans to affiliates in 2010 ($7.6 million), partially offset by higher capital spending ($5.0 million).

Net cash used by financing activities for the three months ended March 31, 2010 was $24.8 million, compared with cash provided of $227.6 million in the same three-month period last year. The 2009 cash provided was primarily used to fund seasonal working capital requirements; however, in 2010 cash on hand was sufficient to fund these requirements. Cash flow from financing activities benefited from lower dividends ($37.2 million).

Dividends

A summary of 2010 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.19 per share	January 26, 2010	February 10, 2010	March 1, 2010
$0.19 per share	April 27, 2010	May 12, 2010	June 1, 2010

A summary of 2010 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 26, 2010	February 10, 2010	March 10, 2010
$0.6675 per share	April 27, 2010	May 12, 2010	June 10, 2010

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivables were $942.6 million as of March 31, 2010 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $71.5 million as of March 31, 2010, an increase from $61.8 million at March 31, 2009. The current conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at March 31, 2010 was $28.8 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We have met all of our U.S. minimum funding requirements for 2010. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006. As of December 31, 2009, the fair value of our total pension plan assets was $821.7 million, representing 82% of the accumulated benefit obligation liability. On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, held as treasury stock, with a fair value of $67.9 million ($43.50 per share).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

We guarantee 50% of the credit facilities of Maxxium España S.L., in the amount of €9.5 million (approximately $12.8 million), reflecting our ownership in the joint venture with The Edrington Group Ltd. (TEG). The liability related to these guarantees was not material. Beam Global Spirits & Wine (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $20.3 million).

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $20.9 million, through April 2013. The liability related to this guarantee was not material.

There were no material changes to our contractual indemnification obligations as previously disclosed in our Annual Report on Form 10-K as of December 31, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) amended the existing authoritative guidance on variable interest entities ((Accounting Standards Codification) ASC 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for interim and annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). Adoption of this standard did not have an impact on our financial statements and disclosures.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions, including the U.S. housing and remodeling market,

•	the impact of changes in U.S. government stimulus programs,

•	competitive market pressures (including pricing pressures),

•	customer defaults and related bad debt expense,

•	consolidation of trade customers,

•	successful development of new products and processes,

•	ability to secure and maintain rights to intellectual property,

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

There were no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below. The Company is in the process of reviewing the internal control structure of the spirits sales and distribution companies acquired from Maxxium Worldwide B.V. in the second quarter of 2009 and, if necessary, we will make appropriate changes as we incorporate our controls and procedures into these acquisitions.

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

As of May 1, 2010, there were approximately eight smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2009. See “Pending Cases” below.

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

Pending Cases

There were no pending smoking and health proceedings in which the Company has been named as a defendant other than as previously reporting in Exhibit 99 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Terminated Cases

No tobacco-related cases were terminated in the three months ended March 31, 2010.

Other Litigation

The 2006 Callaway Litigation

On February 9, 2006, Callaway Golf Company filed a lawsuit seeking unspecified damages against Acushnet Company in the United States District Court for the District of Delaware. Callaway alleged that Pro V1 golf balls then manufactured by Acushnet Company infringed four of Callaway’s patents. At a December, 2007 trial, the validity of nine claims contained in the four patents was tried to a jury which returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial and that certain evidence supporting that defense may be available to Acushnet for the new trial. On March 29, 2010, following the new trial, a jury found in favor of Acushnet on all counts. Specifically, the jury concluded that Acushnet was not liable because all of the patents asserted by Callaway were invalid both as obvious and anticipated by earlier patents. Following the trial, Callaway filed a motion asking the court to enter judgement as a matter of law in its favor or, alternatively, to grant a new trial on the validity of the Callaway patents. The court is currently considering this post-trial motion.

The 2009 Callaway Litigation

In late 2008, Acushnet introduced what it believes to be non-infringing Pro V1 balls. In February 2009, Acushnet introduced new improved versions of the Pro V1 balls, which it also believes are non-infringing. On March 3, 2009, Callaway filed another lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware. Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two additional patents owned by Callaway. On March 3, 2009, Acushnet also filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that Callaway’s Tour i and Tour ix balls infringe nine of Acushnet’s patents.

Proceedings at the U.S. Patent and Trademark Office

In separate proceedings, the U.S. Patent and Trademark Office (PTO) issued final actions determining that all four of the patents asserted by Callaway in the 2006 Callaway Litigation are invalid. Callaway has filed appeals regarding all four of the patents with the Patent Board of Appeals. With regard to the patents asserted by Callaway in the 2009 Callaway Litigation, Acushnet also filed a request for reexamination with the PTO. The PTO has accepted the reexaminations and has issued office actions that reject all of the claims of both patents as invalid on multiple grounds.

We believe, and counsel advises, that Acushnet has meritorious defenses to all of the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial position.

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

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended March 31, 2010:

Three Months Ended March 31, 2010	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	7,007	42.84	—	—
March 1 – March 31	1,539	44.77	—	—

Total	8,546	$43.19	—	—

(1)

The Company purchased all of the 8,546 shares between February 1, 2010 and March 31, 2010 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6.	EXHIBITS

3(i).*	Restated Certificate of Incorporation of the Company, as amended April 30, 2009 and April 29, 2010.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

4.1.	Registration Rights Agreement between the Company and Great Banc Trust Company, as investment manager of the accounts held under Fortune Brands, Inc. Master Retirement Trust and the Fortune Brands Home & Hardware LLC Retirement Plans Trust, is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 3, 2010, Commission file number 1-9076.

10.1.*	Three-Year Revolving Credit Agreement dated as of February 3, 2010 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) related notes tagged as blocks of text.

*	Filed herewith.

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

FORTUNE BRANDS, INC. (Registrant)

Date: May 7, 2010	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).*	Restated Certificate of Incorporation of the Company, as amended April 30, 2009 and April 29, 2010.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

4.1.	Registration Rights Agreement between the Company and Great Banc Trust Company, as investment manager of the accounts held under Fortune Brands, Inc. Master Retirement Trust and the Fortune Brands Home & Hardware LLC Retirement Plans Trust, is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 3, 2010, Commission file number 1-9076.

10.1.*	Three-Year Revolving Credit Agreement dated as of February 3, 2010 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) related notes tagged as blocks of text.

*	Filed herewith.

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