Form 10-Q
period 2010-06-30
FORTUNE BRANDS INC
filed 2010-08-06
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at July 31, 2010 was 152,358,261.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$416.3	$417.2
Accounts receivable, net	1,014.8	949.0
Inventories
Maturing spirits	1,188.7	1,243.0
Other raw materials, supplies and work in process	319.4	322.7
Finished products	452.7	450.9

	1,960.8	2,016.6
Other current assets	471.8	488.9

Total current assets	3,863.7	3,871.7

Property, plant and equipment	3,068.8	3,059.6
Less: accumulated depreciation	1,662.3	1,591.7

Property, plant and equipment, net	1,406.5	1,467.9
Goodwill resulting from business acquisitions	3,545.4	3,576.5
Other intangible assets resulting from business acquisitions, net	3,002.5	3,188.4
Other assets	245.9	266.1

Total assets	$12,064.0	$12,370.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and equity
Current liabilities
Notes payable to banks	$53.0	$51.3
Current portion of long-term debt	594.3	—
Accounts payable	466.1	468.5
Other current liabilities	824.0	943.8

Total current liabilities	1,937.4	1,463.6

Long-term debt	3,580.6	4,413.3
Deferred income taxes	677.5	642.9
Accrued pension and postretirement benefits	341.4	451.3
Other non-current liabilities	236.1	293.8

Total liabilities	6,773.0	7,264.9

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.0	5.2
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	789.5	755.6
Accumulated other comprehensive loss	(377.9)	(211.8)
Retained earnings	7,373.6	7,135.4
Treasury stock, at cost	(3,248.9)	(3,326.0)

Total Fortune Brands stockholders’ equity	5,275.3	5,092.4
Noncontrolling interests	15.7	13.3

Total equity	5,291.0	5,105.7

Total liabilities and equity	$12,064.0	$12,370.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	2010	2009
Net sales	$3,524.0	$3,179.7

Cost of products sold	1,819.2	1,701.7
Excise taxes on spirits	254.4	224.7
Advertising, selling, general and administrative expenses	1,014.4	937.5
Amortization of intangible assets	16.7	16.7
Restructuring charges	0.9	45.7
Gain on sale of brands and related assets	(11.5)	—

Operating income	429.9	253.4

Interest expense	108.7	105.9
Other (income) expense, net	(20.8)	14.1

Income before income taxes	342.0	133.4

Income taxes	38.2	23.9

Net income	303.8	109.5
Less: Noncontrolling interests	4.2	2.3

Net income attributable to Fortune Brands	$299.6	$107.2

Earnings per common share attributable to Fortune Brands common shareholders
Basic	$1.97	$0.71
Diluted	$1.95	$0.71

Dividends paid per common share	$0.38	$0.63

Average number of common shares outstanding
Basic	152.0	150.2

Diluted	153.6	151.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	2010	2009
Net sales	$1,898.9	$1,740.8

Cost of products sold	979.3	914.8
Excise taxes on spirits	128.0	123.6
Advertising, selling, general and administrative expenses	521.5	491.9
Amortization of intangible assets	8.3	8.4
Restructuring charges	(0.2)	9.2
Gain on sale of brands and related assets	(11.5)	—

Operating income	273.5	192.9

Interest expense	53.5	53.4
Other (income) expense, net	(18.8)	9.6

Income before income taxes	238.8	129.9

Income taxes	9.4	29.3

Net income	229.4	100.6
Less: Noncontrolling interests	2.0	0.8

Net income attributable to Fortune Brands	$227.4	$99.8

Earnings per common share attributable to Fortune Brands common shareholders
Basic	$1.49	$0.66
Diluted	$1.48	$0.66

Dividends paid per common share	$0.19	$0.19

Average number of common shares outstanding
Basic	152.5	150.2

Diluted	154.1	151.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(in millions)

(Unaudited)

	2010	2009
Operating activities
Net income	$303.8	$109.5
Non-cash pre-tax expense (income):
Restructuring charges	(0.3)	9.0
Depreciation	102.4	114.8
Amortization	18.1	18.0
Stock-based compensation	29.1	20.1
Deferred income taxes	37.2	(17.7)
Tax benefit from income tax audit settlements	(42.3)	—
Gain on the sale of brands and related assets	(15.1)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(121.6)	6.2
(Increase) decrease in inventories	(64.4)	61.5
Increase in accounts payable	8.7	24.1
Decrease in accrued expenses and other liabilities	(148.1)	(129.3)
Increase (decrease) in accrued taxes	43.7	(1.3)
Other operating activities, net	50.0	17.1

Net cash provided by operating activities	201.2	232.0

Investing activities
Capital expenditures	(68.9)	(57.9)
Proceeds from the disposition of assets	91.1	8.5
Acquisitions, net of cash acquired	—	(77.6)
Investments in affiliates	—	(41.7)
Return of investment in affiliates	—	37.6
Loans to affiliates	7.6	19.7

Net cash provided (used) by investing activities	29.8	(111.4)

Financing activities
Increase in short-term debt	7.5	4.4
Issuance of long-term debt	—	896.1
Repayment of long-term debt	(166.5)	(849.4)
Dividends to stockholders	(58.0)	(94.9)
Proceeds received from exercise of stock options	8.8	3.4
Tax benefit on exercise of stock options	1.7	0.3
Dividends paid to noncontrolling interests	(1.8)	—
Other financing, net	(6.9)	—

Net cash used by financing activities	(215.2)	(40.1)

Effect of foreign exchange rate changes on cash	(16.7)	20.8

Net (decrease) increase in cash and cash equivalents	$(0.9)	$101.3

Cash and cash equivalents at beginning of period	$417.2	$163.3

Cash and cash equivalents at end of period	$416.3	$264.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non-controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	107.2	—	2.3	109.5
Translation adjustments	—	—	—	183.3	—	—	—	183.3
Derivative instruments	—	—	—	(37.8)	—	—	—	(37.8)
Pension and postretirement benefit adjustments	—	—	—	22.5	—	—	—	22.5

Total comprehensive income	—	—	—	168.0	107.2	—	2.3	277.5

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(2.8)	(2.8)
Dividends ($0.63 per Common share and $1.335 per Preferred share)	—	—	—	—	(94.9)	—	—	(94.9)
Stock-based compensation	—	—	19.6	—	(0.9)	5.3	—	24.0
Tax benefit on exercise of stock options	—	—	0.3	—	—	—	—	0.3
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.3)	—	—	0.4	—	—

Balance at June 30, 2009	$5.4	$734.0	$736.0	$(310.4)	$7,057.6	$(3,332.0)	$13.1	$4,903.7

Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Comprehensive income
Net income	—	—	—	—	299.6	—	4.2	303.8
Translation adjustments	—	—	—	(192.6)	—	—	—	(192.6)
Derivative instruments	—	—	—	11.9	—	—	—	11.9
Pension and postretirement benefit adjustments	—	—	—	14.6	—	—	—	14.6

Total comprehensive income	—	—	—	(166.1)	299.6	—	4.2	137.7

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Dividends ($0.38 per Common share and $1.335 per Preferred share)	—	—	—	—	(58.0)	—	—	(58.0)
Shares issued from treasury stock for benefit plans	—	—	6.4	—	—	61.4	—	67.8
Stock-based compensation	—	—	27.0	—	(3.4)	14.2	—	37.8
Tax benefit on exercise of stock options	—	—	1.8	—	—	—	—	1.8
Conversion of preferred stock (0.2 shares)	(0.2)	—	(1.3)	—	—	1.5	—	—

Balance at June 30, 2010	$5.0	$734.0	$789.5	$(377.9)	$7,373.6	$(3,248.9)	$15.7	$5,291.0

(1)	Accumulated other comprehensive income (loss)

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Fortune Brands” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of June 30, 2010, the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2010 and 2009 and the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) amended the existing authoritative guidance on variable interest entities (Accounting Standards Codification (ASC) 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for interim and annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). Adoption of this standard did not have an impact on our financial statements and disclosures.

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

In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven subsidiaries of Maxxium Worldwide B.V. (Maxxium), our former international spirits sales and distribution joint venture, that were previously 50% owned equity investments. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations (ASC 805). In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities with The Edrington Group (TEG), our Maxxium joint venture partner. These entities are accounted for under the equity method.

In June 2009, the Spirits business acquired the EFFEN super-premium vodka brand and related assets from Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac Company, Inc. The acquisition has been included in our consolidated results from the date of acquisition. The acquisition was not material for the purposes of supplemental disclosure in accordance with authoritative guidance on business combinations (ASC 805). The acquisition and divestiture did not have a material impact on our consolidated financial statements.

4.	Disposition

In April 2010, we sold our Cobra golf product line to PUMA AG for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.5 million ($10.4 million after tax). We may receive additional consideration related to the achievement by Cobra of specific sales targets in 2010 or 2011. In 2009, Cobra net sales were approximately $130 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3,545.4 million as of June 30, 2010. The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Spirits	Home and Security	Golf	Total goodwill
Balance at December 31, 2009
Goodwill	$2,112.0	$1,904.0	$11.8	$4,027.8
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,112.0	$1,452.7	$11.8	$3,576.5

Year-to-date activity
Translation adjustments	(38.0)	0.7	—	(37.3)
Acquisition-related adjustments	7.4	—	—	7.4
Dispositions	—	—	(1.2)	(1.2)

Balance at June 30, 2010
Goodwill	$2,081.4	$1,904.7	$10.6	$3,996.7
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,081.4	$1,453.4	$10.6	$3,545.4

We also had indefinite-lived intangible assets, principally tradenames, of $2,481.5 million and $2,623.1 million as of June 30, 2010 and December 31, 2009, respectively. The decrease of $141.6 million was due to changes in foreign currency translation adjustments ($76.8 million) and the disposition of the Cobra golf product line ($64.8 million).

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $900.4 million and $379.4 million, respectively, as of June 30, 2010, compared to $932.1 million and $366.8 million, respectively, as of December 31, 2009. The gross carrying value decrease of $31.7 million was primarily due to changes in foreign currency translation adjustments.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2010 and December 31, 2009 were as follows:

(in millions)	As of June 30, 2010				As of December 31, 2009
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$2,536.4	$(54.9	)(1)	$2,481.5	$2,695.1	$(72.0	)(1)	$2,623.1
Amortizable intangible assets
Tradenames	540.1	(182.2)		357.9	572.3	(179.8)		392.5
Customer and contractual relationships	274.5	(148.4)		126.1	274.0	(140.9)		133.1
Patents/proprietary technology	40.5	(32.1)		8.4	40.5	(31.0)		9.5
Licenses and other	45.3	(16.7)		28.6	45.3	(15.1)		30.2

Total	900.4	(379.4)		521.0	932.1	(366.8)		565.3

Total identifiable intangibles	$3,436.8	$(434.3)		$3,002.5	$3,627.2	$(438.8)		$3,188.4

(1)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (ASC 350).

Indefinite-lived tradenames as of June 30, 2010 were comprised of $1,815.9 million in the Spirits segment, $663.7 million in the Home and Security segment and $1.9 million in the Golf segment.

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

Our effective income tax rates for the six months ended June 30, 2010 and 2009 were 11.2% and 17.9%, respectively. The effective tax rate in 2010 was favorably impacted by a $42.0 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification income received in connection with the settlement of the Spanish income tax audit. The effective tax rate in 2010 was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income. Our effective income tax rate in 2009 was favorably impacted by tax benefits from restructuring and other charges relative to the lower taxed income before these charges.

Our effective income tax rates for the three months ended June 30, 2010 and 2009 were 3.9% and 22.6%, respectively. The effective tax rate in 2010 was favorably impacted by a $42.0 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of the indemnification proceeds received in connection with the settlement of the Spanish income tax audit mentioned above. The 2010 effective tax rate was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income.

During the second quarter of 2010, the Spanish tax authorities concluded their routine examination of our Spanish spirits companies, which included the spirits and wine brands as well as certain distribution assets acquired from Pernod Ricard S.A. (Pernod Ricard) in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2004 through 2006 periods, and the majority of the audit assessment related to pre-acquisition issues. The Spanish tax authorities issued a net assessment of approximately $29.3 million ($22.9 million for tax and $6.4 million for related interest and penalties), which was paid in July 2010. Pursuant to the acquisition agreement, we negotiated and received a tax indemnification payment from Pernod Ricard related to the above assessment and recorded other (income) expense, net of $25.6 million related to the finalization of the income tax indemnification on these matters.

Also during the second quarter of 2010, the Internal Revenue Service (IRS) concluded its routine examination of the Company’s 2006 and 2007 tax years.

As a result of the conclusion of the above-mentioned audit examinations, during the second quarter of 2010, we recorded approximately $42.0 million of previously unrecognized tax benefits (net of current and deferred taxes) into net income.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $30 to $40 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Information on Business Segments

Net sales and operating income (loss) for the six months ended June 30, 2010 and 2009 by segment were as follows:

	Six Months Ended June 30,
(in millions)	2010	2009	% Change vs. Prior Year
Net Sales
Spirits	$1,204.6	$1,086.3	10.9%
Home and Security	1,576.5	1,380.6	14.2
Golf	742.9	712.8	4.2

Net Sales	$3,524.0	$3,179.7	10.8%

Operating Income (Loss)
Spirits	$261.1	$268.9	(2.9)%
Home and Security	105.0	(18.9)	—
Golf	109.8	52.6	108.7
Corporate expenses	(46.0)	(49.2)	6.5

Operating Income	$429.9	$253.4	69.7%

Net sales and operating income for the three months ended June 30, 2010 and 2009 by segment were as follows:

	Three Months Ended June 30,
(in millions)	2010	2009	% Change vs. Prior Year
Net Sales
Spirits	$631.5	$600.0	5.3%
Home and Security	878.1	775.0	13.3
Golf	389.3	365.8	6.4

Net Sales	$1,898.9	$1,740.8	9.1%

Operating Income
Spirits	$146.0	$140.3	4.1%
Home and Security	82.6	36.0	129.4
Golf	65.4	43.6	50.0
Corporate expenses	(20.5)	(27.0)	24.1

Operating Income	$273.5	$192.9	41.8%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Fortune Brands	$299.6	$107.2	$227.4	$99.8
Less: Preferred stock dividends	0.2	0.2	0.1	0.1

Income attributable to Fortune Brands common stockholders – basic	299.4	107.0	227.3	99.7
Convertible Preferred stock dividends	0.2	0.2	0.1	0.1

Income attributable to Fortune Brands common stockholders – diluted	$299.6	$107.2	$227.4	$99.8

Weighted average number of common shares outstanding – basic	152.0	150.2	152.5	150.2
Conversion of Convertible Preferred stock	1.1	1.2	1.1	1.2
Exercise of share-based awards	0.5	0.1	0.5	0.2

Weighted average number of common shares outstanding – diluted	153.6	151.5	154.1	151.6

Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	16.4	14.3	17.1	14.0

Earnings per common share attributable to Fortune Brands common shareholders
Basic	$1.97	$0.71	$1.49	$0.66
Diluted	$1.95	$0.71	$1.48	$0.66

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$14.7	$13.7	$1.0	$1.2
Interest cost	31.9	31.3	3.3	4.0
Expected return on plan assets	(40.3)	(37.7)	—	—
Amortization of prior service cost (credit)	1.2	1.3	(2.0)	(0.5)
Amortization of net losses (gains)	10.8	6.6	(0.3)	(0.7)
Curtailment and settlement losses (gains)	0.2	8.3	—	(0.1)

Net periodic benefit cost	$18.5	$23.5	$2.0	$3.9

Curtailment losses in 2009 related to the downsizing or closure of facilities in the Home and Security business. The settlement loss related to retirement of an executive officer.

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$7.1	$5.7	$0.4	$0.5
Interest cost	15.8	15.5	1.5	1.6
Expected return on plan assets	(20.0)	(18.7)	—	—
Amortization of prior service cost (credit)	0.6	0.7	(1.1)	(0.2)
Amortization of net losses (gains)	5.2	2.9	(0.3)	(0.8)
Curtailment and settlement losses (gains)	0.1	7.1	—	(0.1)

Net periodic benefit cost	$8.8	$13.2	$0.5	$1.0

On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, previously held as treasury stock, with a fair value of $67.9 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt and Financing Arrangements

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of June 30, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. No other debt instruments include financial ratio covenants.

During the second quarter of 2010, we repurchased outstanding notes that mature on January 15, 2011 with a face value of $159.4 million. A loss on the repurchase of $4.4 million was recognized in other (income) expense, net.

11.	Financial Instruments

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

We have entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $900 million as of June 30, 2010. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). The unrealized gain on interest rate swap contracts and the offsetting unrealized loss on the related debt was $29.6 million and $9.8 million in the six months ended June 30, 2010 and 2009, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Australian dollar, the Euro and the British pound sterling. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2010 was $481.7 million.

We enter into commodity swap contracts to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding as of June 30, 2010.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial.

The fair values of derivative instruments on the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 were:

(in millions)		Fair Value
		June 30, 2010	December 31, 2009
Assets:
Foreign exchange contracts	Other current assets	$10.6	$6.6
Interest rate contracts	Other assets	37.7	12.3
Commodity contracts	Other current assets	0.3	1.0

	Total assets	$48.6	$19.9
Liabilities:
Foreign exchange contracts	Other current liabilities	$8.0	$18.6
	Other non-current liabilities	0.4	—
Interest rate contracts	Other non-current liabilities	—	3.6
Commodity contracts	Other current liabilities	0.3	—

	Total liabilities	$8.7	$22.2

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statement of income and OCI for the six months ended June 30, 2010 and 2009 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2010	2009	Location of Gain (Loss) Recognized in Income	2010	2009
Cash flow	$3.3	$7.0	Net sales	$(9.2)	$9.2
			Cost of products sold	(1.4)	18.1
			Interest expense	(0.4)	(0.4)
Fair value			Cost of products sold	—	(0.2)
			Interest expense	10.0	0.9
			Other expense, net	(1.4)	(12.4)
Net investment	0.4	0.4		—	—

Total	$3.7	$7.4		$(2.4)	$15.2

The effects of derivative financial instruments on the statement of income and OCI for the three months ended June 30, 2010 and 2009 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2010	2009	Location of Gain (Loss) Recognized in Income	2010	2009
Cash flow	$2.9	$2.9	Net sales	$(2.3)	$2.8
			Cost of products sold	—	11.2
			Interest expense	(0.4)	(0.4)
Fair value			Cost of products sold	—	(0.2)
			Interest expense	5.0	0.9
			Other expense, net	—	(12.4)
Net investment	—	0.1		—	—

Total	$2.9	$3.0		$2.3	$1.9

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

In the six and three months ended June 30, 2010 and 2009, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was immaterial. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815). The net unrealized gain for nonderivative financial instruments included in cumulative translation adjustment in accumulated other comprehensive income on the consolidated balance sheet in the six months ended June 30, 2010 and 2009 was $64.2 million and $14.3 million, respectively. The net unrealized gain (loss) for nonderivative financial instruments included in cumulative translation adjustment in accumulated other comprehensive income on the consolidated balance sheet in the three months ended June 30, 2010 and 2009 was $40.2 million and $(19.9) million, respectively.

12.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 were as follows:

(in millions)	Fair Value
	June 30, 2010	December 31, 2009
Assets
Derivative financial instruments (Level 2)	$48.6	$19.9
Deferred compensation program assets (Level 1)	18.7	47.1

Total assets	$67.3	$67.0
Liabilities
Derivative financial instruments (Level 2)	$8.7	$22.2

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

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, using current interest rates that consider credit ratings and the remaining terms to maturity. The fair value of long-term debt at June 30, 2010 was approximately $4,362.3 million, compared to the aggregate carrying value of $4,174.9 million. The fair value of long-term debt at December 31, 2009 was approximately $4,433.0 million compared to the aggregate carrying value of $4,413.3 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Guarantees and Commitments

We guarantee 50% of the credit facilities of Maxxium España S.L., in the amount of €9.5 million (approximately $11.6 million), reflecting our ownership in the joint venture with TEG. The liability related to these guarantees was not material. Beam Global Spirits & Wine, Inc. (BGSW) and TEG also have provided an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $18.4 million).

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $19.3 million, through April 2013. The liability related to this guarantee is not material.

14.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six months ended June 30, 2010 and 2009 are shown below.

(in millions)	Six Months Ended June 30, 2010
		Other Charges(1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$(0.2)	$1.6	$3.3	$4.7
Home and Security	0.7	1.2	(0.4)	1.5
Golf	0.4	(0.3)	0.1	0.2

	$0.9	$2.5	$3.0	$6.4

(in millions)	Six Months Ended June 30, 2009
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$4.3	$0.6	$(1.3)	$3.6
Home and Security	16.0	22.7	1.0	39.7
Golf	21.7	1.5	1.0	24.2
Corporate	3.7	—	—	3.7

	$45.7	$24.8	$0.7	$71.2

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Other Charges (Continued)

Pre-tax restructuring and other charges for the three months ended June 30, 2010 and 2009 are shown below.

(in millions)	Three Months Ended June 30, 2010
		Other Charges(1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$(0.9)	$0.9	$1.0	$1.0
Home and Security	0.3	0.3	(0.4)	0.2
Golf	0.4	0.1	—	0.5

	$(0.2)	$1.3	$0.6	$1.7

(in millions)	Three Months Ended June 30, 2009
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$3.6	$0.6	$(3.3)	$0.9
Home and Security	4.1	3.3	0.5	7.9
Golf	(2.2)	0.2	0.5	(1.5)
Corporate	3.7	—	—	3.7

	$9.2	$4.1	$(2.3)	$11.0

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Other Charges (Continued)

For the six and three months ended June 30, 2010, restructuring and other charges primarily related to previously announced projects in the Spirits and Home and Security businesses.

For the six and three months ended June 30, 2009, Spirits charges in 2009 related to our business repositioning, including strategic sales and distribution initiatives in the U.S. and international markets, and supply chain activities. The credit in the second quarter of 2009 for the Spirits business was due to changes in estimates related to business repositioning costs. Home and Security charges were primarily due to supply chain realignment, and capacity and cost reduction initiatives, including the announced closure of three U.S. manufacturing facilities, as well as workforce and shift reductions. Home and Security restructuring charges of $16.0 million primarily consisted of $9.9 million for workforce reductions, $3.8 million for fixed assets write-downs, and $2.3 million for lease contract termination and other costs. Home and Security restructuring-related charges primarily consisted of accelerated depreciation associated with facilities being closed. Golf restructuring charges of $21.7 million were primarily due to a company-wide workforce reduction ($20.3 million) and the closure of a shoe manufacturing facility ($1.4 million). Golf restructuring-related charges were associated with disposing of inventory at a closed facility and other costs associated with the workforce reduction. The credit in the second quarter of 2009 for the Golf business reflected a change in estimate with regard to workforce reduction liabilities. Corporate charges related to costs incurred with the disposal of fixed assets.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2009	2010 Provision	Cash Expenditures	Non-Cash Changes	Balance at June 30, 2010
Workforce reductions	$36.7	$(0.3)	$(20.6)	$(0.2)	$15.6
Asset write-downs	—	(0.3)	0.6	(0.3)	—
Contract termination costs	10.4	(0.2)	(0.4)	(1.3)	8.5
Other	1.3	1.7	(1.3)	(0.4)	1.3

	$48.4	$0.9	$(21.7)	$(2.2)	$25.4

(in millions)	Balance at December 31, 2008	2009 Provision	Cash Expenditures	Non-Cash Changes	Balance at June 30, 2009
Workforce reductions	$30.7	$30.7	$(29.8)	$0.4	$32.0
Asset write-downs	—	9.0	—	(9.0)	—
Contract termination costs	7.3	3.6	(1.3)	0.8	10.4
Other	1.7	2.4	(3.6)	(0.1)	0.4

	$39.7	$45.7	$(34.7)	$(7.9)	$42.8

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Total Other Comprehensive Income (Loss)

Total comprehensive income attributable to Fortune Brands for the three months ended June 30, 2010 and 2009 is shown below.

	Three Months Ended
(in millions)	June 30, 2010	June 30, 2009
Net income attributable to Fortune Brands	$227.4	$99.8
Translation adjustments	(176.0)	293.9
Derivative instruments	1.8	(27.0)
Pension and postretirement benefit adjustments	12.1	20.9

Total comprehensive income	65.3	387.6
Comprehensive income attributable to noncontrolling interests	2.0	0.8

Comprehensive income attributable to Fortune Brands	$67.3	$388.4

16.	Pending Litigation

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

Other Litigation

The 2006 Callaway Litigation

On February 9, 2006, Callaway Golf Company (Callaway) filed a lawsuit seeking unspecified damages against the Company’s subsidiary Acushnet Company (Acushnet) in the United States District Court for the District of Delaware. Callaway alleged that Pro V1 golf balls then manufactured by Acushnet infringed four of Callaway’s patents. At a December, 2007 trial, the validity of nine claims contained in the four patents was tried to a jury which returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial and that certain evidence supporting that defense may be available to Acushnet for the new trial.

On March 29, 2010, following the new trial, a jury found in favor of Acushnet on all counts. Specifically, the jury concluded that Acushnet was not liable because all of the patents asserted by Callaway were invalid both as obvious and anticipated by earlier patents. Following the trial, Callaway filed a motion asking the court to enter judgment as a matter of law in its favor or, alternatively, to grant a new trial on the validity of the Callaway patents. The court is currently considering this post-trial motion.

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

In July 2010, we committed to sell certain German spirits brands and related assets. We expect to record an after tax loss of $10 to $15 million when the sale is consummated, which we expect to occur in the third quarter of 2010.

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

While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions and joint ventures. In addition, we seek to enhance shareholder value through other initiatives, such as using our financial resources to pay dividends and repurchase shares, when deemed appropriate. Currently, we continue to focus on paying down debt.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

	Net Sales
			% Change
(in millions)	2010	2009	vs. Prior Year
Spirits	$1,204.6	$1,086.3	10.9%
Home and Security	1,576.5	1,380.6	14.2
Golf	742.9	712.8	4.2

Net Sales	$3,524.0	$3,179.7	10.9%

	Operating Income (Loss)
			% Change
	2010	2009	vs. Prior Year
Spirits	$261.1	$268.9	(2.9)%
Home and Security	105.0	(18.9)	—
Golf	109.8	52.6	108.7
Corporate expenses	(46.0)	(49.2)	6.5

Operating Income	$429.9	$253.4	69.7%

Net sales

Net sales increased $344.3 million, or 11%, to $3.5 billion, primarily due to higher sales in the Spirits and Home and Security segments. Net sales benefited from favorable foreign exchange ($72 million) and the impact of acquisitions in the Spirits business on the first quarter (approximately $37 million), including sales of third party brands and excise taxes within distribution businesses acquired from Maxxium Worldwide B.V. (Maxxium), our prior international spirits sales and distribution joint venture. In addition, net sales increased in the Home and Security business partly due to customer purchases in advance of the expiration of the U.S. homebuyer tax credit, and in the Spirits business partly due to the timing of customer orders in certain markets. We anticipate these factors will negatively impact revenues in the second half of 2010.

Cost of products sold

Cost of products sold increased $117.5 million, or 7%, primarily due to higher sales across all segments, partially offset by lower charges related to restructuring programs ($22.3 million) and cost reduction programs, mainly in the Home and Security and Golf segments.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits were up $29.7 million, primarily due to the acquisition and consolidation of former Maxxium joint venture entities and higher U.S. sales volume.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $76.9 million, or 8%, primarily due to increased sales, higher levels of advertising and promotion spending and increased selling and distribution costs associated with our Spirits business’ new international sales and distribution structures.

Amortization of intangible assets

Amortization of intangible assets was flat year-over-year for the six months ended June 30, 2010 compared to the same period in 2009.

Restructuring charges

For the six months ended June 30, 2010, we recorded restructuring charges of $0.9 million related to previously announced projects in the Spirits and Home and Security businesses.

For the six months ended June 30, 2009, we recorded restructuring charges of $45.7 million. These charges related to workforce reductions in the Golf and Home and Security businesses, including closure of a shoe manufacturing facility and three Home and Security manufacturing facilities in the U.S., as well as reductions in general and administrative costs, and charges associated with strategic sales and distribution initiatives in our international spirits markets.

Gain on sale of brands and related assets

In April 2010, we sold the Cobra golf product line to PUMA AG. The asset sale included the Cobra golf product line and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.5 million.

Operating income

Operating income increased $176.5 million, or 70%, to $429.9 million, primarily due to higher net sales in all segments, lower restructuring and other charges ($64.8 million), favorable foreign currency ($16 million), and reduced cost structures in the Home and Security and Golf businesses, as well as the gain on the sale of the Cobra golf product line. Operating income was unfavorably impacted by higher advertising and promotion spending and increased operating costs associated with our new international sales and distribution structures in the Spirits business.

Interest expense

Interest expense increased $2.8 million, or 3%, to $108.7 million, primarily due to higher average interest rates and debt amortization expenses, partially offset by lower average borrowings.

Other (income) expense, net

Other (income) expense, net, increased $34.9 million to income of $20.8 million, primarily due to tax indemnification income of $25.6 million from Pernod Ricard S.A. (Pernod Ricard) in connection with a 2004-2006 Spanish income tax audit settlement. In addition, other (income) expense, net, benefited from lower losses from Spirits business joint ventures accounted for using the equity method ($8.7 million). Other (income) expense, net, also includes non-operating income and expense, such as interest income, transaction gains/losses related to foreign currency-denominated transactions, and gains/losses on the early extinguishment of debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income taxes

Our effective income tax rates for the six months ended June 30, 2010 and 2009 were 11.2% and 17.9%, respectively. The effective tax rate in 2010 was favorably impacted by a $42.0 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification income received in connection with the settlement of the Spanish income tax audit. The effective tax rate in 2010 was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income. Our effective income tax rate in 2009 was favorably impacted by tax benefits from restructuring and other charges relative to the lower taxed income before these charges.

During the second quarter of 2010, the Spanish tax authorities concluded their routine examination of our Spanish spirits companies, which included the spirits and wine brands as well as certain distribution assets acquired from Pernod Ricard in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2004 through 2006 periods, and the majority of the audit assessment related to pre-acquisition issues. The Spanish tax authorities issued a net assessment of approximately $29.3 million ($22.9 million for tax and $6.4 million for related interest and penalties), which was paid in July 2010. Pursuant to the acquisition agreement, we received a tax indemnification payment from Pernod Ricard related to the above assessment and recorded other (income) expense, net of $25.6 million related to the finalization of the income tax indemnification on these matters.

Also during the second quarter of 2010, the Internal Revenue Service (IRS) concluded its routine examination of the Company’s 2006 and 2007 tax years.

As a result of the resolution of the above-mentioned audit examinations, during the second quarter of 2010, we recorded approximately $42.0 million of previously unrecognized tax benefits (net of current and deferred taxes) in net income.

Noncontrolling interests

Noncontrolling interest expense was $4.2 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively.

Income attributable to Fortune Brands common shareholders

Income from continuing operations was $299.6 million, or $1.97 per basic share and $1.95 per diluted share, for the six months ended June 30, 2010. These results compared to $107.2 million, or $0.71 per basic and diluted share, for the six months ended June 30, 2009. The $192.4 million increase in income was primarily due to higher operating income, as well as the favorable resolution of U.S. and international tax audits ($67.6 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales increased $118.3 million, or 11%, to $1,204.6 million. The net sales increase was primarily attributable to higher sales volumes in both the U.S. and certain international markets. Sales volume benefited from introduction of new products, increased demand in the spirits market, higher bulk spirits sales, and favorable foreign exchange ($18 million). Sales also benefited from the timing of customer orders in the U.S. and select international markets. We expect this timing of orders will negatively impact revenues in the second half of 2010.

Operating income decreased $7.8 million, or 3%, to $261.1 million, primarily due to higher levels of advertising and promotional expense, and increased selling and distribution costs associated with our Spirits business’ new international sales and distribution structures. Operating income increases from higher sales volume were partially offset by price reductions as a result of increased price competition in select market categories.

We expect to incur additional restructuring and other charges of approximately $10 to $15 million over the next twelve to eighteen months related to our previously announced organizational repositioning and U.S. supply chain initiatives.

Based on exchange rates as of June 30, 2010, we expect the impact of adverse foreign exchange on operating income in the second half of 2010 to be approximately $10 to $15 million.

In July 2010, we committed to sell certain German spirits brands and related assets. We expect to record an after tax loss of $10 to $15 million when the sale is consummated, which we expect to occur in the third quarter of 2010.

Factors that could adversely affect future results in our Spirits business include consumers trading down to lower price points, competitive pricing activities, changes in customer inventory levels, potential impairment charges, future excise and other tax increases globally, regulatory enforcement trends, and reduction of government financial incentives related to our rum production.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Security

Net sales increased $195.9 million, or 14%, to $1,576.5 million. The increase was primarily due to improved market conditions in the U.S. home products market compared to weak market conditions in the same period of 2009, favorable foreign exchange ($28 million), expanding relationships with key customers, and new product introductions, including offerings at new price points, as well as year-over-year increased customer inventories in certain product categories. In addition, net sales benefited from consumer purchases in advance of the expiration of the U.S. homebuyer tax credit. We anticipate this timing of purchases will negatively impact the second half of 2010.

Operating income increased $123.9 million to income of $105.0 million, primarily due to higher sales and the benefit of favorable operating leverage on lower cost structures in all areas of the business. In addition, operating income benefited from lower restructuring and other charges ($38.2 million) due to the completion of many of the 2009 projects that were undertaken to reduce manufacturing capacity and administrative cost structures.

We expect results in the second half of 2010 will be more challenging as the U.S. home products market responds to consumer caution and expiration of U.S. government stimulus programs. In addition, we expect our second half costs will be higher, particularly for raw materials and transportation, and that the benefit of major cost savings programs initiated in 2008 and 2009 will be annualized in the second half. We will continue to strive to mitigate the impact of these challenges through market share gain initiatives, successful extension of brands into new markets, expanding existing customer relationships, and ongoing productivity programs.

Golf

Net sales increased $30.1 million, or 4%, to $742.9 million, primarily due to favorable foreign exchange ($26 million) and higher international sales on a constant currency basis. Net sales were unfavorably impacted due to the April 2010 sale of the Cobra golf product line (approximately $11 million).

Operating income increased $57.2 million, or 109%, to $109.8 million, primarily due to the absence of last year’s restructuring and other charges of $24.2 million, a gain on the sale of the Cobra golf product line of $11.5 million, favorable foreign exchange, and the benefit of productivity initiatives.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

In April 2010, we sold our Cobra golf product line to PUMA AG for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. In 2009, Cobra net sales were approximately $130 million. In connection with a transition services agreement with PUMA AG, we expect to record revenues and distribute Cobra products in select international markets over the next six to nine months.

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

Corporate

Corporate expenses of $46.0 million, which include salaries, benefits and expenses related to corporate office employees, decreased $3.2 million, primarily due to the absence of pension settlement costs and expense associated with the disposition of fixed assets from 2009, partially offset by higher share-based compensation partly due to a low level of incentive compensation in 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

	Net Sales
			% Change
(in millions)	2010	2009	vs. Prior Year
Spirits	$631.5	$600.0	5.3%
Home and Security	878.1	775.0	13.3
Golf	389.3	365.8	6.4

Net Sales	$1,898.9	$1,740.8	9.1%

	Operating Income
			% Change
	2010	2009	vs. Prior Year
Spirits	$146.0	$140.3	4.1%
Home and Security	82.6	36.0	129.4
Golf	65.4	43.6	50.0
Corporate expenses	(20.5)	(27.0)	24.1

Operating Income	$273.5	$192.9	41.8%

Net sales

Net sales increased $158.1 million, or 9%, to $1.9 billion, primarily due to higher sales volumes in the Spirits and Home and Security segments. Net sales benefited from the introduction of new products, global expansion initiatives, and brand investment programs. In addition, net sales increased in the Home and Security business partly due to customer purchases in advance of the expiration of the U.S. homebuyer tax credit and in the Spirits business partly due to the timing of customer orders in certain markets. We anticipate these factors will negatively impact revenues in the second half of 2010.

Cost of products sold

Cost of products sold increased $64.5 million, or 7%, primarily due to higher sales across all segments, partially offset by cost reduction programs, mainly in the Home and Security and Golf segments.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits increased approximately 4% on higher spirits sales.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $29.6 million, or 6%, primarily due to increased sales and higher levels of advertising and promotion spending.

Amortization of intangible assets

Amortization of intangible assets was flat year-over-year for the three months ended June 30, 2010 compared to the same period in 2009.

Restructuring charges

For the three months ended June 30, 2010, we recorded restructuring income of $0.2 million related to changes in estimates for previously announced projects in the Spirits and Home and Security businesses.

For the three months ended June 30, 2009, we recorded restructuring charges of $9.2 million. These charges primarily related to previously announced supply-chain realignment, and capacity and cost reduction initiatives in the Home and Security business, as well as sales and distribution and supply chain initiatives in the Spirits business.

Gain on sale of brands and related assets

In April 2010, we sold the Cobra golf product line to PUMA AG. The asset sale included the Cobra golf product line and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.5 million.

Operating income

Operating income increased $80.6 million, or 42%, to $273.5 million, primarily due to higher net sales in all segments, lower restructuring and other charges ($9.3 million) and reduced cost structures in the Home and Security and Golf businesses, as well as the gain on the sale of the Cobra golf product line. Operating income was unfavorably impacted by higher advertising and promotion spending.

Interest expense

Interest expense was flat year-over-year for the three months ended June 30, 2010 compared to the same period in 2009.

Other (income) expense, net

Other (income) expense, net, increased $28.4 million to income of $18.8 million, primarily due to tax indemnification income of $25.6 million from Pernod Ricard in connection with a 2004-2006 Spanish income tax audit settlement. Other (income) expense, net, also includes non-operating income and expense, such as interest income, transaction gains/losses related to foreign currency-denominated transactions, and gains/losses on the early extinguishment of debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income taxes

Our effective income tax rates for the three months ended June 30, 2010 and 2009 were 3.9% and 22.6%, respectively. The effective tax rate in 2010 was favorably impacted by a $42.0 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax free treatment of the indemnification proceeds received in connection with the settlement of the Spanish income tax audit mentioned above. The 2010 effective tax rate was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income.

During the second quarter of 2010, the Spanish tax authorities concluded their routine examination of our Spanish Spirits companies, which included the spirits and wine brands as well as certain distribution assets acquired from Pernod Ricard in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2004 through 2006 periods, and the majority of the audit assessment related to pre-acquisition issues. The Spanish tax authorities issued a net assessment of approximately $29.3 million ($22.9 million for tax and $6.4 million for related interest and penalties), which was paid in July 2010. Pursuant to the acquisition agreement, we received a tax indemnification payment from Pernod Ricard related to the above assessment and recorded other (income) expense, net of $25.6 million related to the finalization of the income tax indemnification on these matters.

Also during the second quarter of 2010, the IRS concluded its routine examination of the Company’s 2006 and 2007 tax years.

As a result of the resolution of the above-mentioned audit examinations, during the second quarter of 2010, we recorded approximately $42.0 million of previously unrecognized tax benefits (net of current and deferred taxes) in net income.

Noncontrolling interests

Noncontrolling interest expense was $2.0 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively.

Income attributable to Fortune Brands common shareholders

Income from continuing operations was $227.4 million, or $1.49 per basic share and $1.48 per diluted share, for the three months ended June, 2010. These results compared to $99.8 million, or $0.66 per basic and diluted share, for the three months ended June 30, 2009. The $127.6 million increase in income was primarily due to higher operating income as well as the favorable resolution of U.S. and international tax audits ($67.6 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales increased $31.5 million, or 5%, to $631.5 million. The net sales increase was primarily attributable to higher sales volumes in both the U.S. and certain international markets, benefiting from increased demand in the U.S. spirits market. Sales volume also benefited from higher bulk spirits sales, as well as the timing of customer orders in the U.S. and select international markets. We anticipate this timing of orders will negatively impact revenues in the second half of 2010.

Operating income increased $5.7 million, or 4%, to $146.0 million, primarily due to higher sales. Operating income was unfavorably impacted by higher levels of advertising and promotional expense and price reduction as a result of increased price competition in select market categories.

Home and Security

Net sales increased $103.1 million, or 13%, to $878.1 million. The increase was primarily due to improved market conditions in the U.S. home products market, expanding relationships with key customers, and new product introductions, including offerings at new price points. Net sales also benefited from customer purchases in advance of the expiration of the U.S. homebuyer tax credit. We expect this timing of purchases will negatively impact revenues in the second half of 2010.

Operating income increased $46.6 million, or 129%, to $82.6 million, primarily due to higher sales and the benefit of cost saving initiatives, as well as favorable operating leverage on lower cost structures in all areas of the business. In addition, operating income benefited from lower restructuring and other charges ($7.7 million) due to the completion of many of the 2009 projects that were undertaken to reduce manufacturing capacity and administrative cost structures. The benefits of higher sales were partially offset by higher raw material and transportation costs.

Golf

Net sales increased $23.5 million, or 6%, to $389.3 million, primarily due to higher sales across all product lines, as well as favorable foreign exchange rates ($9 million). Net sales were higher in the U.S. and internationally on a constant currency basis. Net sales were unfavorably impacted by the April 2010 sale of the Cobra golf product line (approximately $11 million).

Operating income increased $21.8 million, or 50%, to $65.4 million, primarily due to higher sales, a gain on the sale of the Cobra golf product line of $11.5 million, and favorable product mix.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Corporate

Corporate expenses of $20.5 million, which include salaries, benefits and expenses related to corporate office employees, decreased $6.5 million, primarily due to the absence of pension settlement costs and expense associated with the disposition of fixed assets from 2009, partially offset by higher share-based compensation partly due to a low level of incentive compensation in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our internally generated funds, together with access to global credit markets and availability under our existing revolving credit agreements, are adequate to meet our long-term and short-term liquidity and capital needs, including our current maturities of long-term debt. Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases, when deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. Our current focus is paying down debt. However, we cannot predict whether or when we may enter into an acquisition, disposition, joint venture or other strategic options, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section titled “— Forward-Looking Statements.”

Liquidity and Capitalization

Total debt decreased $236.7 million during the six-month period ended June 30, 2010 to $4.2 billion. During the second quarter of 2010, we repurchased $159.4 million of notes due January 15, 2011. The remainder of the decrease was due to a change in foreign currency rates. The ratio of total debt to total capital decreased to 44.4% at June 30, 2010 from 46.7% at December 31, 2009, primarily due to the lower debt level, higher equity resulting from 2010 net income, and the first quarter stock contribution to the defined benefit pension plans, partially offset by dividends paid.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity and Capitalization (Continued)

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of June 30, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in the financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. As of June 30, 2010, we have complied with these ratios by a wide margin. We believe the possibility of violating any of these covenants is remote. No other debt instruments include financial ratio covenants.

We have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings to non-investment grade or a prolonged global economic decline and credit crisis may impact our access to long-term capital markets, increase interest rates on some of our corporate debt, and weaken operating cash flow and liquidity, potentially impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

Cash Flows

Net cash provided by operating activities was $201.2 million for the six months ended June 30, 2010 compared to $232.0 million for the same six-month period last year. The decrease in cash provided of $30.8 million was principally due to an increase in working capital due to higher sales and unfavorable comparison to the first half of 2009 when we were reducing inventory levels as a result of the weak economy. Cash provided by operating activities benefited from higher net income.

Net cash provided by investing activities for the six months ended June 30, 2010 increased by $141.2 million to $29.8 million, compared with cash used by investing activities of $111.4 million in the same six-month period last year. This change was primarily due to proceeds from the April 2010 disposition of the Cobra golf product line ($88.9 million) and the absence of the cash outflow from the purchase of the Beam international sales and distribution companies in April 2009 (approximately $66 million net of cash acquired). This change was partially offset by higher capital spending ($11.0 million) and lower repayments of loans from affiliates ($12.1 million).

Net cash used by financing activities for the six months ended June 30, 2010 was $215.2 million, compared to $40.1 million in the same six-month period last year. The increase in cash used of $175.1 million was primarily due to second quarter 2010 debt repurchase of $159.4 million of the $750 million of notes due January 15, 2011 compared to net additional borrowings in the first half of 2009 ($51.1 million), partially offset by lower dividends paid in 2010 ($36.8 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends

A summary of 2010 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.19 per share	January 26, 2010	February 10, 2010	March 1, 2010
$0.19 per share	April 27, 2010	May 12, 2010	June 1, 2010
$0.19 per share	July 26, 2010	August 11, 2010	September 1, 2010

A summary of 2010 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 26, 2010	February 10, 2010	March 10, 2010
$0.6675 per share	April 27, 2010	May 12, 2010	June 10, 2010
$0.6675 per share	July 26, 2010	August 11, 2010	September 10, 2010

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $1,014.8 million as of June 30, 2010 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $76.6 million as of June 30, 2010, an increase from $67.6 million at June 30, 2009. The current conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial. The fair value of derivative assets at June 30, 2010 was $48.6 million. The estimated fair value of derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We have met all of our U.S. minimum funding requirements for 2010. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006. As of December 31, 2009, the fair value of our total pension plan assets was $821.7 million, representing 82% of the accumulated benefit obligation liability. On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, previously held as treasury stock, with a fair value of $67.9 million ($43.50 per share).

Guarantees and Commitments

We guarantee 50% of the credit facilities of Maxxium España S.L., in the amount of €9.5 million (approximately $11.6 million), reflecting our ownership in the joint venture with The Edrington Group Ltd. (TEG). The liability related to these guarantees was not material. Beam Global Spirits & Wine (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $18.4 million).

We also guarantee various leases for ACCO World Corporation, the Office business divested in a spin-off in 2005. We continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $19.3 million, through April 2013. The liability related to this guarantee is not material.

There were no material changes to our contractual indemnification obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) amended the existing authoritative guidance on variable interest entities (Accounting Standards Codification (ASC) 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for interim and annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). Adoption of this standard did not have an impact on our financial statements and disclosures.

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

•	ability to attract and retain qualified personnel,

•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	commodity and energy price volatility,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	dependence on performance of distributors and other marketing arrangements,

•	the impact of excise tax increases on distilled spirits,

•	the status of the U.S. rum excise tax cover-over program,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	potential liabilities, costs and uncertainties of litigation,

•	impairment in the carrying value of goodwill or other acquired intangible assets,

•	historical consolidated financial statements that may not be indicative of future conditions and results,

•	interest rate fluctuations,

•	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers, and

•	any possible downgrades of the Company’s credit ratings,

as well as other risks and uncertainties described from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below. The Company is in the process of reviewing the internal control structure of the spirits sales and distribution companies acquired from Maxxium Worldwide B.V. in the second quarter of 2009, and, if necessary, we will make appropriate changes as we incorporate our controls and procedures into these acquisitions.

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

As of August1, 2010, there were approximately eight smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2009. See “Pending Cases” below.

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

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiff’s appeal and ordered the lower court to dismiss plaintiff’s pending motion to vacate. On December 18, 2006, the trial court entered a final judgment in accordance with the Illinois Supreme Court’s mandate. On January 17, 2007, the plaintiffs subsequently filed a motion in the lower court seeking to vacate or withhold judgment. On August 22, 2007, the Illinois Supreme Court issued a supervisory order directing the lower courts to dismiss the motion. On August 30, 2007, the trial court dismissed plaintiffs’ motion. On December 18, 2008, plaintiff filed a petition requesting the state court to vacate the Price judgment in light of the U.S. Supreme Court’s December 15, 2008 decision in Altria Group, Inc. v. Good (in which the Court held that federal law did not preempt the plaintiff’s assertion of state-law consumer fraud claims which alleged that defendants’ advertising and marketing fraudulently conveyed the message that “light” cigarettes deliver less tar and nicotine to smokers than regular cigarettes). On February 4, 2009, the trial court dismissed the plaintiff’s petition. On March 4, 2009, plaintiff filed a notice of appeal to the intermediate appellate court. Oral argument was heard in the intermediate appellate court on February 2, 2010. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed and are otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard, Turner or Good litigation.

Resolution of Health Care Cost Recovery Actions by State, U.S. Territories and the District of Columbia

In 1998, certain U.S. tobacco companies, including B&W, entered into a Master Settlement Agreement (MSA) with certain state attorneys general that resulted in the dismissal of all remaining health care reimbursement lawsuits brought by 52 government entities, including 46 states, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia. Although the Company is not a party to the MSA and is not bound by any of its payment obligations or other restrictions, the Company understands that it is a released party under the terms of the MSA, which provides for the release of claims not only against participating manufacturers, but also against their predecessors, successors, and past, present and future affiliates.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended June 30, 2010.

Other Litigation

The 2006 Callaway Litigation

On February 9, 2006, Callaway Golf Company (Callaway) filed a lawsuit seeking unspecified damages against the Company’s subsidiary Acushnet Company (Acushnet) in the United States District Court for the District of Delaware. Callaway alleged that Pro V1 golf balls then manufactured by Acushnet infringed four of Callaway’s patents. At a December, 2007 trial, the validity of nine claims contained in the four patents was tried to a jury which returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial and that certain evidence supporting that defense may be available to Acushnet for the new trial.

On March 29, 2010, following the new trial, a jury found in favor of Acushnet on all counts. Specifically, the jury concluded that Acushnet was not liable because all of the patents asserted by Callaway were invalid both as obvious and anticipated by earlier patents. Following the trial, Callaway filed a motion asking the court to enter judgment as a matter of law in its favor or, alternatively, to grant a new trial on the validity of the Callaway patents. The court is currently considering this post-trial motion.

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

We believe, and counsel advises, that Acushnet has meritorious defenses to all of the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial con.

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

Item 1A.	RISK FACTORS.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2009.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of the Company, as amended April 30, 2009 and April 29, 2010, is incorporated herein by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q filed May 7, 2010.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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

FORTUNE BRANDS, INC. (Registrant)

Date: August 6, 2010	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation of the Company, as amended April 30, 2009 and April 29, 2010, is incorporated herein by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q filed May 7, 2010.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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