Form 10-Q
period 2010-09-30
FORTUNE BRANDS INC
filed 2010-11-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at October 31, 2010 was 152,580,819.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$671.2	$417.2
Accounts receivable, net	920.3	949.0
Inventories
Maturing spirits	1,238.1	1,243.0
Other raw materials, supplies and work in process	351.1	322.7
Finished products	520.6	450.9

	2,109.8	2,016.6
Other current assets	469.1	488.9

Total current assets	4,170.4	3,871.7

Property, plant and equipment	3,109.2	3,059.6
Less: accumulated depreciation	1,706.2	1,591.7

Property, plant and equipment, net	1,403.0	1,467.9
Goodwill resulting from business acquisitions	3,590.0	3,576.5
Other intangible assets resulting from business acquisitions, net	3,063.0	3,188.4
Other assets	260.5	266.1

Total assets	$12,486.9	$12,370.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and equity
Current liabilities
Notes payable to banks	$23.6	$51.3
Current portion of long-term debt	590.6	—
Accounts payable	491.4	468.5
Other current liabilities	915.1	943.8

Total current liabilities	2,020.7	1,463.6

Long-term debt	3,662.9	4,413.3
Deferred income taxes	656.2	642.9
Accrued pension and postretirement benefits	345.9	451.3
Other non-current liabilities	239.7	293.8

Total liabilities	6,925.4	7,264.9

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	5.0	5.2
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	804.2	755.6
Accumulated other comprehensive loss	(172.8)	(211.8)
Retained earnings	7,416.1	7,135.4
Treasury stock, at cost	(3,242.7)	(3,326.0)

Total Fortune Brands stockholders’ equity	5,543.8	5,092.4
Noncontrolling interests	17.7	13.3

Total equity	5,561.5	5,105.7

Total liabilities and equity	$12,486.9	$12,370.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	2010	2009
Net sales	$5,246.0	$4,897.6

Cost of products sold	2,707.5	2,595.1
Excise taxes on spirits	382.7	350.0
Advertising, selling, general and administrative expenses	1,511.6	1,422.2
Amortization of intangible assets	24.6	25.2
Restructuring charges	15.8	47.2
Gain on sale of brands and related assets, net	(2.9)	—

Operating income	606.7	457.9

Interest expense	160.7	161.0
Other (income) expense, net	(27.7)	7.2

Income before income taxes	473.7	289.7

Income taxes	65.2	55.0

Net income	408.5	234.7
Less: Noncontrolling interests	6.3	3.4

Net income attributable to Fortune Brands	$402.2	$231.3

Earnings per common share attributable to Fortune Brands common stockholders
Basic	$2.64	$1.54
Diluted	$2.61	$1.53

Dividends paid per common share	$0.57	$0.82
Average number of common shares outstanding
Basic	152.2	150.2
Diluted	153.9	151.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	2010	2009
Net sales	$1,722.0	$1,717.9

Cost of products sold	888.3	893.4
Excise taxes on spirits	128.3	125.3
Advertising, selling, general and administrative expenses	497.2	484.7
Amortization of intangible assets	7.9	8.5
Restructuring charges	14.9	1.5
Loss on sale of brands and related assets	8.6	—

Operating income	176.8	204.5

Interest expense	52.0	55.1
Other (income) expense, net	(6.9)	(6.9)

Income before income taxes	131.7	156.3

Income taxes	27.0	31.1

Net income	104.7	125.2
Less: Noncontrolling interests	2.1	1.1

Net income attributable to Fortune Brands	$102.6	$124.1

Earnings per common share attributable to Fortune Brands common stockholders
Basic	$0.67	$0.82
Diluted	$0.66	$0.82

Dividends paid per common share	$0.19	$0.19
Average number of common shares outstanding
Basic	152.6	150.3
Diluted	154.3	152.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(in millions)

(Unaudited)

	2010	2009
Operating activities
Net income	$408.5	$234.7
Non-cash pre-tax expense (income):
Restructuring charges	(0.1)	10.0
Depreciation	154.6	164.9
Amortization	26.6	27.2
Stock-based compensation	44.4	35.3
Deferred income taxes	16.6	(15.4)
Gain on dividend distribution from Maxxium	—	(12.5)
Tax benefit from income tax audit settlements	(42.3)	—
Gain on the sale of brands and related assets	(2.9)	—
Changes in assets and liabilities:
Decrease in accounts receivable	3.8	112.9
(Increase) decrease in inventories	(137.8)	61.1
Increase in accounts payable	10.9	2.5
Decrease in accrued expenses and other liabilities	(134.2)	(29.9)
Increase (decrease) in accrued taxes	62.5	(9.8)
Other operating activities, net	78.5	33.3

Net cash provided by operating activities	489.1	614.3

Investing activities
Capital expenditures	(111.0)	(91.2)
Proceeds from the disposition of assets	134.8	14.4
Acquisitions, net of cash acquired	—	(77.6)
Investments in affiliates	—	(41.7)
Return of investment in affiliates	—	58.4
Repayment of loans by affiliates	7.6	—

Net cash provided (used) by investing activities	31.4	(137.7)

Financing activities
Decrease in short-term debt	(27.5)	(3.6)
Issuance of long-term debt	—	895.8
Repayment of long-term debt	(166.5)	(1,194.3)
Dividends to stockholders	(87.1)	(123.5)
Proceeds received from exercise of stock options	12.0	4.9
Tax benefit on exercise of stock options	2.5	0.4
Dividends paid to noncontrolling interests	(1.9)	—
Other financing, net	(6.8)	—

Net cash used by financing activities	(275.3)	(420.3)

Effect of foreign exchange rate changes on cash	8.8	40.5

Net increase in cash and cash equivalents	$254.0	$96.8

Cash and cash equivalents at beginning of period	$417.2	$163.3

Cash and cash equivalents at end of period	$671.2	$260.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 and 2009

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non- controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	231.3	—	3.4	234.7
Translation adjustments	—	—	—	260.4	—	—	—	260.4
Derivative instruments	—	—	—	(49.6)	—	—	—	(49.6)
Pension and postretirement benefit adjustments	—	—	—	24.8	—	—	—	24.8

Total comprehensive income	—	—	—	235.6	231.3	—	3.4	470.3

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(2.9)	(2.9)
Dividends ($0.82 per Common share and $2.0025 per Preferred share)	—	—	—	—	(123.5)	—	—	(123.5)
Stock-based compensation	—	—	34.8	—	(0.8)	7.1	—	41.1
Tax benefit on exercise of stock options	—	—	0.5	—	—	—	—	0.5
Conversion of preferred stock (<0.1 shares)	(0.2)	—	(1.0)	—	—	1.2	—	—

Balance at September 30, 2009	$5.3	$734.0	$750.7	$(242.8)	$7,153.2	$(3,329.4)	$14.1	$5,085.1

Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Comprehensive income
Net income	—	—	—	—	402.2	—	6.3	408.5
Translation adjustments	—	—	—	15.0	—	—	—	15.0
Derivative instruments	—	—	—	5.6	—	—	—	5.6
Pension and postretirement benefit adjustments	—	—	—	18.4	—	—	—	18.4

Total comprehensive income	—	—	—	39.0	402.2	—	6.3	447.5

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Dividends ($0.76 per Common share and $2.67 per Preferred share)	—	—	—	—	(116.2)	—	—	(116.2)
Shares issued from treasury stock for benefit plans	—	—	6.4	—	—	61.4	—	67.8
Stock-based compensation	—	—	41.2	—	(5.3)	19.9	—	55.8
Tax benefit on exercise of stock options	—	—	2.8	—	—	—	—	2.8
Conversion of preferred stock (0.2 shares)	(0.2)	—	(1.8)	—	—	2.0	—	—

Balance at September 30, 2010	$5.0	$734.0	$804.2	$(172.8)	$7,416.1	$(3,242.7)	$17.7	$5,561.5

(1)	Accumulated other comprehensive loss

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Fortune Brands” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of September 30, 2010, the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2010 and 2009 and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

4.	Dispositions

In August 2010, we sold certain non-strategic German spirits brands and related assets for $42.3 million. We recorded a pre-tax loss of $8.6 million ($12.4 million after tax).

In April 2010, we sold our Cobra golf product line to PUMA AG for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.5 million ($10.1 million after tax). In 2009, full year Cobra net sales were approximately $130 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3,590.0 million as of September 30, 2010. The changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	Spirits	Home and Security	Golf	Total goodwill
Balance at December 31, 2009
Goodwill	$2,112.0	$1,904.0	$11.8	$4,027.8
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,112.0	$1,452.7	$11.8	$3,576.5

Year-to-date activity
Translation adjustments	6.5	0.9	—	7.4
Acquisition-related adjustments	18.2	—	—	18.2
Dispositions	(10.9)	—	(1.2)	(12.1)

Balance at September 30, 2010
Goodwill	$2,125.8	$1,904.9	$10.6	$4,041.3
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,125.8	$1,453.6	$10.6	$3,590.0

We also had indefinite-lived intangible assets, principally tradenames, of $2,559.8 million and $2,623.1 million as of September 30, 2010 and December 31, 2009, respectively. The decrease of $63.3 million was due to the disposition of the Cobra golf product line ($64.8 million), partially offset by changes in foreign currency translation adjustments ($1.5 million).

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $888.2 million and $385.0 million, respectively, as of September 30, 2010, compared to $932.1 million and $366.8 million, respectively, as of December 31, 2009. The gross carrying value decrease of $43.9 million was primarily due to the disposition of certain non-strategic German spirits brands and related assets ($31.8 million) and changes in foreign currency translation adjustments ($10.5 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2010 and December 31, 2009 were as follows:

(in millions)	As of September 30, 2010				As of December 31, 2009
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$2,614.7	$(54.9	)(1)	$2,559.8	$2,695.1	$(72.0	)(1)	$2,623.1
Amortizable intangible assets
Tradenames	527.5	(183.0)		344.5	572.3	(179.8)		392.5
Customer and contractual relationships	274.9	(151.9)		123.0	274.0	(140.9)		133.1
Patents/proprietary technology	40.5	(32.6)		7.9	40.5	(31.0)		9.5
Licenses and other	45.3	(17.5)		27.8	45.3	(15.1)		30.2

Total	888.2	(385.0)		503.2	932.1	(366.8)		565.3

Total identifiable intangibles	$3,502.9	$(439.9)		$3,063.0	$3,627.2	$(438.8)		$3,188.4

(1)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (ASC 350).

Indefinite-lived tradenames as of September 30, 2010 were comprised of $1,893.4 million in the Spirits segment, $664.5 million in the Home and Security segment and $1.9 million in the Golf segment.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to: the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

6.	Income Taxes

Our effective income tax rates for the nine months ended September 30, 2010 and 2009 were 13.8% and 19.0%, respectively. The effective tax rate in 2010 was favorably impacted by a $45.7 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification proceeds received in connection with the settlement of Spanish income tax audits. The effective tax rate in 2010 was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income. Our effective income tax rate in 2009 was favorably impacted by tax benefits from restructuring and other charges relative to the lower taxed income before these charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes (Continued)

Our effective income tax rates for the three months ended September 30, 2010 and 2009 were 20.5% and 19.9%, respectively. The effective tax rate in 2010 was favorably impacted by tax benefits related to final settlement of the U.S. federal income tax audit for the 2004 and 2005 tax years and the tax-free treatment of indemnification proceeds received in connection with the settlement of a Spanish income tax audit, as described in more detail below. The 2010 effective tax rate was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income.

During the third quarter of 2010, due to a decision by the Spanish Supreme Court, the Spanish tax authorities issued an assessment of tax and interest to our Spanish spirits companies, which include assets acquired from Pernod Ricard S.A. (Pernod Ricard) in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The assessment related to the 1988 through 1990 pre-acquisition tax years. The Spanish tax authorities issued a net assessment of approximately $6.7 million ($4.6 million for tax and $2.1 million for related interest), which was paid in October 2010. Pursuant to the acquisition agreement, we negotiated and received a $6.3 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other (income) expense, net.

Also during the third quarter of 2010, the Internal Revenue Service (IRS) concluded its routine examination of the Company’s 2004 and 2005 tax years.

During the second quarter of 2010, the Spanish tax authorities concluded their routine examination of our Spanish spirits companies for the 2004 through 2006 periods, the majority of which related to pre-acquisition issues. The Spanish tax authorities issued a net assessment of approximately $29.3 million ($22.9 million for tax and $6.4 million for related interest and penalties), which was paid in July 2010. Pursuant to the acquisition agreement, we negotiated and received a $25.6 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other (income) expense, net.

Also during the second quarter of 2010, the IRS concluded its routine examination of the Company’s 2006 and 2007 tax years.

As a result of the conclusion of these audit examinations, during the second quarter of 2010, we recorded approximately $42.0 million of previously unrecognized tax benefits (net of current and deferred taxes) into our provision for income taxes.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 to $10 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Information on Business Segments

Net sales and operating income for the nine months ended September 30, 2010 and 2009 by segment were as follows:

	Nine Months Ended September 30,
(in millions)	2010	2009	% Change vs. Prior Year
Net Sales
Spirits	$1,847.7	$1,723.2	7.2%
Home and Security	2,390.2	2,183.0	9.5
Golf	1,008.1	991.4	1.7

Net Sales	$5,246.0	$4,897.6	7.1%

Operating Income
Spirits	$379.2	$414.3	(8.5)%
Home and Security	178.6	51.9	—
Golf	115.3	62.3	85.1
Corporate expenses	(66.4)	(70.6)	5.9

Operating Income	$606.7	$457.9	32.5%

Net sales and operating income for the three months ended September 30, 2010 and 2009 by segment were as follows:

	Three Months Ended September 30,
(in millions)	2010	2009	% Change vs. Prior Year
Net Sales
Spirits	$643.1	$636.9	1.0%
Home and Security	813.7	802.4	1.4
Golf	265.2	278.6	(4.8)

Net Sales	$1,722.0	$1,717.9	0.2%

Operating Income
Spirits	$118.1	$145.4	(18.8)%
Home and Security	73.6	70.8	4.0
Golf	5.5	9.7	(43.3)
Corporate expenses	(20.4)	(21.4)	4.7

Operating Income	$176.8	$204.5	(13.5)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) was as follows:

(in millions, except for per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Fortune Brands	$402.2	$231.3	$102.6	$124.1
Less: Preferred stock dividends	0.4	0.4	0.2	0.1

Income attributable to Fortune Brands common stockholders – basic	401.8	230.9	102.4	124.0
Convertible Preferred stock dividends	0.4	0.4	0.2	0.1

Income attributable to Fortune Brands common stockholders – diluted	$402.2	$231.3	$102.6	$124.1

Weighted average number of common shares outstanding – basic	152.2	150.2	152.6	150.3
Conversion of Convertible Preferred stock	1.1	1.2	1.1	1.2
Exercise of share-based awards	0.6	0.3	0.6	0.5

Weighted average number of common shares outstanding – diluted	153.9	151.7	154.3	152.0

Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	16.9	14.1	17.2	13.8

Earnings per common share attributable to Fortune Brands common stockholders
Basic	$2.64	$1.54	$0.67	$0.82
Diluted	$2.61	$1.53	$0.66	$0.82

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$22.1	$20.9	$1.5	$1.8
Interest cost	47.8	47.3	5.0	6.0
Expected return on plan assets	(60.4)	(56.0)	—	—
Amortization of prior service cost (credit)	1.8	1.9	(3.0)	(0.8)
Amortization of net losses (gains)	16.1	10.4	(0.5)	(1.0)
Curtailment and settlement losses (gains)	2.3	8.3	—	(0.1)

Net periodic benefit cost	$29.7	$32.8	$3.0	$5.9

Curtailment and settlement losses related to the downsizing or closure of facilities and the retirement of executives.

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$7.4	$7.2	$0.5	$0.6
Interest cost	15.9	16.0	1.7	2.0
Expected return on plan assets	(20.1)	(18.3)	—	—
Amortization of prior service cost (credit)	0.6	0.6	(1.0)	(0.3)
Amortization of net losses (gains)	5.3	3.8	(0.2)	(0.3)
Curtailment and settlement losses (gains)	2.1	—	—	—

Net periodic benefit cost	$11.2	$9.3	$1.0	$2.0

On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, previously held as treasury stock, with a fair value of $67.9 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt and Financing Arrangements

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of September 30, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. None of our other debt instruments include financial ratio covenants.

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

We have entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $900 million as of September 30, 2010. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). The unrealized gain on interest rate swap contracts and the offsetting unrealized loss on the related debt was $41.9 million and $18.4 million in the nine months ended September 30, 2010 and 2009, respectively. The unrealized gain on interest rate swap contracts and the offsetting unrealized loss on the related debt was $12.3 million and $8.6 million in the three months ended September 30, 2010 and 2009, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Australian dollar, the Euro and the British pound sterling. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2010 was $659.7 million.

We enter into commodity swap contracts to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding as of September 30, 2010.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to the Company.

The fair values of derivative instruments on the condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 were:

(in millions)		September 30, 2010	December 31, 2009
Assets:
Foreign exchange contracts	Other current assets	$9.4	$6.6
	Other assets	—	0.6
Interest rate contracts	Other assets	50.0	11.7
Commodity contracts	Other current assets	1.2	1.0

	Total assets	$60.6	$19.9
Liabilities:
Foreign exchange contracts	Other current liabilities	$14.3	$18.6
	Other non-current liabilities	0.5	—
Interest rate contracts	Other non-current liabilities	—	3.6
Commodity contracts	Other current liabilities	0.1	—

	Total liabilities	$14.9	$22.2

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statement of income and OCI for the nine months ended September 30, 2010 and 2009 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2010	2009	Location of Gain (Loss) Recognized in Income	2010	2009
Cash flow	$(5.4)	$20.5	Net sales	$(10.1)	$9.5
			Cost of products sold	0.7	18.8
			Interest expense	(0.7)	—
Fair value			Cost of products sold	—	(0.2)
			Interest expense	14.9	4.9
			Other expense, net	(0.2)	(12.3)
Net investment	0.4	(0.1)		—	—

Total	$(5.0)	$20.4		$4.6	$20.7

The effects of derivative financial instruments on the statement of income and OCI for the three months ended September 30, 2010 and 2009 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2010	2009	Location of Gain (Loss) Recognized in Income	2010	2009
Cash flow	$(8.7)	$13.5	Net sales	$(0.9)	$0.3
			Cost of products sold	2.1	0.7
			Interest expense	(0.3)	—
Fair value			Cost of products sold	—	—
			Interest expense	4.9	4.0
			Other expense, net	1.2	0.1
Net investment	—	(0.5)		—	—

Total	$(8.7)	$13.0		$7.0	$5.1

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Financial Instruments (Continued)

In the nine and three months ended September 30, 2010 and 2009, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was immaterial. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815). The net unrealized gain (loss) for nonderivative financial instruments in accumulated other comprehensive loss in the nine months ended September 30, 2010 and 2009 was $20.9 million and $(4.6) million, respectively. The net unrealized loss for nonderivative financial instruments in accumulated other comprehensive loss in the three months ended September 30, 2010 and 2009 was $(43.4) million and $(18.9) million, respectively.

12.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 were as follows:

(in millions)	Fair Value
	September 30, 2010	December 31, 2009
Assets
Derivative financial instruments (Level 2)	$60.6	$19.9
Deferred compensation program assets (Level 1)	20.2	47.1

Total assets	$80.8	$67.0
Liabilities
Derivative financial instruments (Level 2)	$14.9	$22.2

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

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, using current interest rates that consider credit ratings and the remaining terms to maturity. The fair value of long-term debt at September 30, 2010 was approximately $4,526.7 million, compared to the aggregate carrying value of $4,253.5 million. The fair value of long-term debt at December 31, 2009 was approximately $4,433.0 million compared to the aggregate carrying value of $4,413.3 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.5 million (approximately $13.0 million) and Maxxium Cyprus Ltd. in the amount of €4.0 million (approximately $5.5 million), reflecting our ownership in the joint ventures with TEG. The liability related to these guarantees is not material. Beam Global Spirits & Wine, Inc. (BGSW) and TEG also have provided an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $20.5 million).

We also guarantee a lease of ACCO World Corporation, the office products business we divested in a spin-off in 2005. The guaranteed lease payments total approximately $17.6 million, through April 2013. The liability related to this guarantee is not material.

14.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine months ended September 30, 2010 and 2009 were as follows:

(in millions)	Nine Months Ended September 30, 2010
		Other Charges(1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$14.3	$2.6	$6.9	$23.8
Home and Security	0.8	1.1	1.0	2.9
Golf	0.7	(0.4)	0.4	0.7

	$15.8	$3.3	$8.3	$27.4

(in millions)	Nine Months Ended September 30, 2009
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$4.9	$0.6	$1.9	$7.4
Home and Security	16.8	23.6	3.2	43.6
Golf	21.8	1.3	1.5	24.6
Corporate	3.7	—	—	3.7

	$47.2	$25.5	$6.6	$79.3

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Other Charges (Continued)

Pre-tax restructuring and other charges for the three months ended September 30, 2010 and 2009 were as follows:

(in millions)	Three Months Ended September 30, 2010
		Other Charges(1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$14.5	$1.0	$3.6	$19.1
Home and Security	0.1	(0.1)	1.4	1.4
Golf	0.3	(0.1)	0.3	0.5

	$14.9	$0.8	$5.3	$21.0

(in millions)	Three Months Ended September 30, 2009
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$0.6	$—	$3.2	$3.8
Home and Security	0.8	0.9	2.2	3.9
Golf	0.1	(0.2)	0.5	0.4

	$1.5	$0.7	$5.9	$8.1

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

For the nine and three months ended September 30, 2010, restructuring and other charges of $27.4 million and $21.0 million, respectively, primarily related to additional organizational streamlining initiatives in our supply chain and administrative cost structures in the Spirits business. For the nine months ended September 30, 2010, these charges consisted of $15.7 million for workforce reductions, $3.2 million primarily for accelerated depreciation for facilities that will be closed, and $8.5 million for lease contract termination and other costs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Restructuring and Other Charges (Continued)

Spirits restructuring and other charges in 2009 of $7.4 million primarily related to our business repositioning, including strategic route-to-market initiatives in the U.S. and international markets, and supply chain activities. Home and Security charges were primarily due to supply chain realignment, and capacity and cost reduction initiatives, including the announced closure of seven additional U.S. manufacturing facilities, as well as workforce and shift reductions. For the nine months ended September 30, 2009, Home and Security restructuring charges of $16.8 million primarily consisted of $9.0 million for workforce reductions, $4.4 million for fixed assets write-downs, and $3.4 million for lease contract termination and other costs. Home and Security other charges consisted primarily of accelerated depreciation associated with facilities being closed. Golf restructuring charges of $21.8 million for the nine months ended September 30, 2009 were primarily due to a company-wide workforce reduction ($20.5 million) and the closure of a shoe manufacturing facility ($1.3 million). Golf other charges were primarily associated with discontinuance of a product line. Corporate charges related to costs incurred with the disposal of fixed assets.

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2009	2010 Provision	Cash Expenditures	Non-Cash Changes	Balance at September 30, 2010
Workforce reductions	$36.7	$13.9	$(27.1)	$0.2	$23.7
Asset write-downs	—	(0.1)	0.6	(0.5)	—
Contract termination costs	10.4	—	(1.3)	(9.9)	(0.8)
Other	1.3	2.0	(1.6)	(1.8)	(0.1)

	$48.4	$15.8	$(29.4)	$(12.0)	$22.8

(in millions)	Balance at December 31, 2008	2009 Provision	Cash Expenditures	Non-Cash Changes	Balance at September 30, 2009
Workforce reductions	$30.7	$30.4	$(39.0)	$0.4	$22.5
Asset write-downs	—	9.5	0.4	(9.9)	—
Contract termination costs	7.3	2.4	(1.6)	0.9	9.0
Other	1.7	4.9	(5.6)	(0.1)	0.9

	$39.7	$47.2	$(45.8)	$(8.7)	$32.4

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Other (Income) Expense, Net

The components of other (income) expense, net, for the nine and three months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions)	2010	2009	2010	2009
Maxxium distribution gain	$—	$(12.5)	$—	$(12.5)
Tax indemnification income	(31.9)	—	(6.3)	—
Equity loss (income) in joint ventures	2.0	11.5	(0.9)	(0.1)
Foreign currency transaction (gains) losses	(1.2)	5.4	0.8	5.2
Other items, net	3.4	2.8	(0.5)	0.5

Total other (income) expense, net	$(27.7)	$7.2	$(6.9)	$(6.9)

16.	Total Other Comprehensive Loss

Total comprehensive income attributable to Fortune Brands for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,
(in millions)	2010	2009
Net income attributable to Fortune Brands	$102.6	$124.1
Translation adjustments	207.6	77.1
Derivative instruments	(6.3)	(11.8)
Pension and postretirement benefit adjustments	3.8	2.3

Total comprehensive income	307.7	191.7
Comprehensive income attributable to noncontrolling interests	2.1	1.1

Comprehensive income attributable to Fortune Brands	$309.8	$192.8

17.	Pending Litigation

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

Other Litigation

The 2006 Callaway Litigation

On February 9, 2006, Callaway Golf Company (Callaway) filed a lawsuit seeking unspecified damages against the Company’s subsidiary Acushnet Company (Acushnet) in the United States District Court for the District of Delaware. Callaway alleged that Pro V1 golf balls then manufactured by Acushnet infringed four of Callaway's patents. At a December 2007 trial, the validity of nine claims contained in the four patents was tried to a jury which returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Pending Litigation (Continued)

Other Litigation (Continued)

The 2006 Callaway Litigation (Continued)

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

We believe that Acushnet has meritorious defenses to all of the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Pending Litigation (Continued)

Other Litigation (Continued)

Proceedings at the U.S. Patent and Trademark Office (Continued)

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

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

In October 2010, we entered into a binding agreement, subject to customary regulatory approval, to sell the Cockburn port brand and inventory. We expect to record an after tax loss of approximately $5 to $10 million when the sale is consummated.

Item 2.	FORTUNE BRANDS, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Fortune Brands, Inc. (Fortune Brands) is a leading consumer products company with subsidiaries that make and sell branded products worldwide in the distilled spirits, home and security, and golf markets. We strive to enhance shareholder value in a variety of ways, including:

•	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

•	positioning our brands and businesses to outperform their respective markets. We do this by:

-	developing innovative new products and effective marketing programs,

-	expanding customer relationships,

-	extending brands into adjacent categories, and

-	developing international growth opportunities,

•	pursuing business improvements by operating lean and flexible supply chains and business processes,

•	promoting organizational excellence by developing winning cultures and associates,

•	leveraging our breadth and balance and financial resources to drive shareholder value, and

•	pursuing investments with the highest return opportunities.

While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions, joint ventures and other strategic alternatives. In addition, we seek to enhance shareholder value through other initiatives, such as using our financial resources to pay dividends and repurchase shares, when deemed appropriate. Currently, we continue to focus on paying down debt.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

	Net Sales
			% Change
(in millions)	2010	2009	vs. Prior Year
Spirits	$1,847.7	$1,723.2	7.2%
Home and Security	2,390.2	2,183.0	9.5
Golf	1,008.1	991.4	1.7

Net Sales	$5,246.0	$4,897.6	7.1%

	Operating Income
			% Change
	2010	2009	vs. Prior Year
Spirits	$379.2	$414.3	(8.5)%
Home and Security	178.6	51.9	—
Golf	115.3	62.3	85.1
Corporate expenses	(66.4)	(70.6)	5.9

Operating Income	$606.7	$457.9	32.5%

Net sales

Net sales increased $348.4 million, or 7%, to $5.2 billion, primarily due to higher sales in the Spirits business as a result of higher brand sales in the U.S. and international markets, as well as in the Home and Security business due to expanding relationships with key customers, new product introductions, and more stable market conditions in the U.S. Net sales benefited from favorable foreign exchange (approximately $77 million) and the impact of international distribution acquisitions in the Spirits business on the first quarter of 2010 (approximately $37 million, principally related to excise taxes). Sales were unfavorably impacted by the sale of the Cobra golf product line (approximately $34 million).

Cost of products sold

Cost of products sold increased $112.4 million, or 4%, primarily due to higher sales across all segments and increased raw material and transportation costs (approximately $25 million, primarily in the Home and Security business), partially offset by lower charges related to restructuring programs in 2010 compared to 2009 ($22.2 million, primarily in the Home and Security business), and the impact of cost reduction programs, mainly in the Home and Security and Golf segments.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits were up $32.7 million, primarily due to the acquisition and consolidation of former Maxxium Worldwide B.V. joint venture entities and higher U.S. sales volume.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $89.4 million, or 6%, primarily due to increased sales, higher levels of advertising and promotion spending in all segments, and increased selling and distribution costs associated with our Spirits business’ new international sales and distribution structures.

Restructuring charges

For the nine months ended September 30, 2010, we recorded restructuring charges of $15.8 million, primarily related to additional organizational streamlining initiatives in our supply chain and administrative cost structures in the Spirits business, as well as changes in estimates for previously announced projects. These charges primarily consisted of $13.9 million for workforce reductions.

For the nine months ended September 30, 2009, we recorded restructuring charges of $47.2 million. These charges related to workforce reductions primarily in the Golf and Home and Security businesses ($29.5 million), including closure of a shoe manufacturing facility and the announced closure of seven Home and Security manufacturing facilities in the U.S. ($5.7 million in fixed asset write-downs), and $3.4 million for lease contract termination and other costs, as well as reductions in general and administrative costs, and charges associated with business repositioning, including strategic route-to-market initiatives in our international spirits markets ($4.9 million). Corporate charges of $3.7 million related to the disposal of fixed assets.

Gain on sale of brands and related assets, net

In April 2010, we sold the Cobra golf product line to PUMA AG. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.5 million. In August 2010, we sold certain non-strategic German spirits brands and related assets. We recorded a pre-tax loss of $8.6 million in connection with the sale.

Operating income

Operating income increased $148.8 million, or 32%, to $473.7 million, primarily due to higher net sales in all segments, lower restructuring and other charges ($51.9 million), favorable foreign currency (approximately $25 million), and reduced cost structures in the Home and Security and Golf businesses. Operating income was unfavorably impacted by higher advertising and promotion spending, higher raw material and transportation costs, and increased operating costs associated with our new international sales and distribution structures in the Spirits business.

Interest expense

Interest expense was flat year-over year for the nine months ended September 30, 2010 compared to the same period in 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Other (income) expense, net

Other (income) expense, net, increased $34.9 million to income of $27.7 million, primarily due to income recognized as a result of tax indemnification payments of $31.9 million from Pernod Ricard S.A. (Pernod Ricard) in connection with Spanish income tax audit settlements. Other (income) expense, net, also includes non-operating income and expense, such as interest income, transaction gains/losses related to foreign currency-denominated transactions, and losses on the early extinguishment of debt.

Income taxes

Our effective income tax rates for the nine months ended September 30, 2010 and 2009 were 13.8% and 19.0%, respectively. The effective tax rate in 2010 was favorably impacted by a $45.7 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification proceeds received in connection with the settlement of Spanish income tax audits. The effective tax rate in 2010 was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income. Our effective income tax rate in 2009 was favorably impacted by tax benefits from restructuring and other charges relative to the lower taxed income before these charges.

During the third quarter of 2010, due to a decision by the Spanish Supreme Court, the Spanish tax authorities issued an assessment of tax and interest to our Spanish spirits companies, which include the assets acquired from Pernod Ricard in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The assessment related to the 1988 through 1990 pre-acquisition tax years. The Spanish tax authorities issued a net assessment of approximately $6.7 million ($4.6 million for tax and $2.1 million for related interest), which was paid in October 2010. Pursuant to the acquisition agreement, we negotiated and received a $6.3 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other (income) expense, net.

Also during the third quarter of 2010, the Internal Revenue Service (IRS) concluded its routine examination of the Company’s 2004 and 2005 tax years.

During the second quarter of 2010, the Spanish tax authorities concluded their routine examination of our Spanish spirits companies for the 2004 through 2006 periods, the majority of which related to pre-acquisition issues. The Spanish tax authorities issued a net assessment of approximately $29.3 million ($22.9 million for tax and $6.4 million for related interest and penalties), which was paid in July 2010. Pursuant to the acquisition agreement, we negotiated and received a $25.6 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other (income) expense, net.

Also during the second quarter of 2010, the IRS concluded its routine examination of the Company’s 2006 and 2007 tax years.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income taxes (continued)

As a result of the resolution of these audit examinations, during the second quarter of 2010, we recorded approximately $42.0 million of previously unrecognized tax benefits (net of current and deferred taxes) in our provision for income taxes.

Noncontrolling interests

Noncontrolling interest expense was $6.3 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Income attributable to Fortune Brands common stockholders

Income from continuing operations was $402.2 million, or $2.64 per basic share and $2.61 per diluted share, for the nine months ended September 30, 2010. These results compared to $231.3 million, or $1.54 per basic share and $1.53 per diluted share, for the nine months ended September 30, 2009. The $170.9 million increase in income was primarily due to higher operating income, as well as the favorable resolution of U.S. and international tax audits ($77.5 million in total).

Results of Operations By Segment

Spirits

Net sales increased $124.5 million, or 7%, to $1,847.7 million. Higher brand sales in both the U.S. and certain international markets totaled approximately $60 million. The combination of higher bulk spirit sales, the impact of international distribution acquisitions on the first quarter of 2010, and the impact of divestitures accounted for a net sales increase of approximately $50 million. In addition, favorable foreign exchange contributed approximately $15 million.

Operating income decreased $35.1 million, or 8%, to $379.2 million, primarily due to higher levels of advertising and promotional expense, increased restructuring and other charges ($16.4 million), a loss on the sale of German brands and related assets ($8.6 million), increased selling and distribution costs associated with our Spirits business’ new international sales and distribution structures, and price reductions as a result of increased price competition in some product categories and markets. The impact of foreign exchange on operating income was not significant.

We expect to incur additional restructuring and other charges of approximately $10 million over the next twelve to eighteen months related to our previously announced initiatives.

In August 2010, we sold certain non-strategic German spirits brands and related assets for $42.3 million. We recorded a pre-tax loss of $8.6 million ($12.4 million after tax) in connection with the sale.

Factors that could adversely affect future results in our Spirits business include competitive pricing activities, reductions in customer inventory levels, potential impairment charges, future excise and other tax increases, increased regulatory enforcement, and reduction of government financial incentives related to our rum production. The long-term demographic trends are favorable for the continued growth of western premium spirits in the U.S. and internationally. The Spirits business’s focus on our best growth and return opportunities, as well as our stepped-up investment in new products and more effective routes to market, position us well for long-term growth.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home and Security

Net sales increased $207.2 million, or 9%, to $2,390.2 million. The increase was primarily due to expanding relationships with key customers and new product introductions, including offerings at new price points, as well as more stable market conditions in the U.S. home products market and favorable foreign exchange ($34 million). In addition, net sales benefited somewhat from consumer purchases in advance of the expiration of the U.S. homebuyer tax credit in June 2010.

Operating income increased $126.7 million to $178.6 million, primarily due to higher sales and the benefit of favorable operating leverage on lower cost structures in all areas of the business. In addition, operating income benefited from lower restructuring and other charges ($40.7 million) due to the completion of many of the 2009 projects that were undertaken to reduce manufacturing capacity and administrative costs. Foreign currency changes favorably impacted operating income by approximately $10 million. Operating income was unfavorably impacted by higher raw material and transportation costs (approximately $25 million).

We believe that the U.S. home product market recovery will be gradual and uneven. We expect near term results will continue to be challenging as consumers remain cautious. The recovery of the U.S. home products market will depend on employment, home prices credit availability, and the rate of foreclosures. In addition, we expect costs will be higher for raw material and transportation, as well as investments to support the rollouts of new business. Over the long term, we believe the market will benefit from favorable population and immigration trends that will drive demand for new housing units and that existing housing stock will continue to need to be remodeled or repaired.

Golf

Net sales increased $16.7 million, or 2%, to $1,008.1 million, primarily due to favorable foreign exchange ($28 million) and higher international sales on a constant currency basis. Net sales were unfavorably impacted due to the April 2010 sale of the Cobra golf product line (approximately $34 million).

Operating income increased $53.0 million, or 85%, to $115.3 million, primarily due to lower restructuring and other charges ($23.9 million), a pre-tax gain on the sale of the Cobra golf product line of $11.5 million and favorable foreign exchange (approximately $15 million).

While we expect golfers to remain cautious in their purchases of equipment, we expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age and retirement), and the increasing popularity of golf internationally.

In April 2010, we sold our Cobra golf product line to PUMA AG for $88.9 million to concentrate our investments behind our higher return Titleist and FootJoy brands. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. In 2009, Cobra net sales were approximately $130 million. In connection with a transition services agreement with PUMA AG, we expect to record revenues and distribute Cobra products in select international markets over the next three to six months.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, both the USGA and the R&A have enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. More recently, they adopted a rule change to allow greater adjustability in golf clubs, which went into effect on January 1, 2008. In August 2008, the USGA and R&A adopted a rule change, effective January 1, 2010, further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change will not apply to most golfers until January 1, 2024. However, it was implemented on professional tours beginning in 2010 and will be implemented in other elite amateur competitions beginning 2014. All products manufactured after December 31, 2010 must comply with the new groove specification. Existing rules and any new rules could change the golf products industry’s ability to innovate and deploy new technologies, as well as impact the competitive dynamic among industry participants, potentially impacting our Golf business.

Corporate

Corporate expenses of $66.4 million, which include salaries, benefits and expenses related to corporate office employees, decreased $4.2 million, primarily due to the absence of pension settlement costs and expense associated with the disposition of fixed assets during 2009, partially offset by higher share-based compensation in 2010 partly due to a low level of incentive compensation in 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

	Net Sales
			% Change
(in millions)	2010	2009	vs. Prior Year
Spirits	$643.1	$636.9	1.0%
Home and Security	813.7	802.4	1.4
Golf	265.2	278.6	(4.8)

Net Sales	$1,722.0	$1,717.9	0.2%

	Operating Income
			% Change
	2010	2009	vs. Prior Year
Spirits	$118.1	$145.4	(18.8)%
Home and Security	73.6	70.8	4.0
Golf	5.5	9.7	(43.3)
Corporate expenses	(20.4)	(21.4)	4.7

Operating Income	$176.8	$204.5	(13.5)%

Net sales

Net sales were flat at $1.7 billion. Higher sales volumes in the Spirits and Home and Security segments and favorable foreign exchange (approximately $5 million) were offset by lower sales in the Golf segment as a result of the sale of the Cobra golf product line in the second quarter of 2010 (approximately $23 million). Net sales reflected the unfavorable impact of second quarter 2010 customer purchases in advance of the expiration of the U.S. homebuyer tax credit in the Home and Security business and the timing of customer orders in certain markets in the Spirits business. While the pace of the global economic recovery has been uneven and gradual, net sales benefited from the introduction of new products, global expansion initiatives, and brand investment programs.

Cost of products sold

Cost of products sold decreased $5.1 million, or 1%, primarily due to cost reduction programs, mainly in the Home and Security and Golf segments, partially offset by higher raw material and transportation costs (approximately $15 million, primarily in the Home and Security business).

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits increased approximately 2% due to higher U.S. spirits sales volume.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $12.5 million, or 3%, primarily due to higher levels of advertising and promotion spending in all segments.

Restructuring charges

For the three months ended September 30, 2010, we recorded restructuring charges of $14.9 million, primarily related to additional organizational streamlining initiatives in our supply chain and administrative cost structures in the Spirits business, as well as changes in estimates for previously announced projects. These charges primarily consisted of $14.2 million for workforce reductions.

For the three months ended September 30, 2009, we recorded restructuring charges of $1.5 million.

Loss on sale of brands and related assets

In August 2010, we sold certain non-strategic German spirits brands and related assets and recorded a pre-tax loss of $8.6 million in connection with the sale.

Operating income

Operating income decreased $27.7 million, or 14%, to $176.8 million, primarily due to increased advertising and promotion expense, higher raw material and transportation costs, increased restructuring and other charges ($12.9 million), and the loss on the sale of the German spirits brands and related assets ($8.6 million). Operating income benefited from higher net sales, favorable foreign currency (approximately $10 million), and reduced cost structures in the Home and Security and Golf businesses.

Interest expense

Interest expense decreased $3.1 million, or 6%, primarily due to lower average borrowings partially offset by higher average interest rates.

Other (income) expense, net

Other (income) expense, net, was flat year-over-year for the three months ended September 30, 2010 compared to the same period in 2009.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income taxes

Our effective income tax rates for the three months ended September 30, 2010 and 2009 were 20.5% and 19.9%, respectively. The effective tax rate in 2010 was favorably impacted by tax benefits related to final settlement of the U.S. federal income tax audit for the 2004 and 2005 tax years and the tax-free treatment of indemnification proceeds received in connection with the settlement of a Spanish income tax audit, as described in more detail below. The 2010 effective tax rate was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income.

During the third quarter of 2010, due to a decision by the Spanish Supreme Court, the Spanish tax authorities issued an assessment of tax and interest to our Spanish spirits companies, which include assets acquired from Pernod Ricard in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The assessment related to the 1988 through 1990 pre-acquisition tax years. The Spanish tax authorities issued a net assessment of approximately $6.7 million ($4.6 million for tax and $2.1 million for related interest), which was paid in October 2010. Pursuant to the acquisition agreement, we negotiated and received a $6.3 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other (income) expense, net.

Also during the third quarter of 2010, the IRS concluded its routine examination of the Company’s 2004 and 2005 tax years.

Noncontrolling interests

Noncontrolling interest expense was $2.1 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively.

Income attributable to Fortune Brands common stockholders

Income from continuing operations was $102.6 million, or $0.67 per basic share and $0.66 per diluted share, for the three months ended September 30, 2010. These results compared to $124.1 million, or $0.82 per basic and diluted share, for the three months ended September 30, 2009. The $21.5 million decrease in income was primarily due to lower operating income.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales increased $6.2 million, or 1%, to $643.1 million. U.S. sales of our brands were flat, while international sales were down slightly as a result of the timing of customer orders in certain markets. Sales benefited from higher bulk spirits sales and excise taxes.

Operating income decreased $27.3 million, or 19%, to $118.1 million, primarily due to higher restructuring and other charges primarily related to additional organizational streamlining initiatives in our supply chain and administrative cost structures ($15.3 million), higher levels of advertising and promotional expense, and a loss on the sale of German brands and related assets ($8.6 million).

Home and Security

Net sales increased $11.3 million, or 1%, to $813.7 million. The increase was primarily due to expanding relationships with key customers, new product introductions, including offerings at new price points, and growth into adjacent markets and internationally. Net sales reflected the unfavorable impact of second quarter 2010 customer purchases in advance of the expiration of the U.S. homebuyer tax credit.

Operating income increased $2.8 million, or 4%, to $73.6 million, primarily due to higher sales, the benefit of cost saving initiatives, the favorable resolution of patent litigation, and a benefit of approximately $4 million from favorable foreign exchange. The benefits of higher sales were partially offset by higher raw material and transportation costs (approximately $15 million), start-up costs for new business, and higher advertising and promotion spending.

Golf

Net sales decreased $13.4 million, or 5%, to $265.2 million. Excluding the impact of the April 2010 sale of the Cobra golf product line (approximately $23 million) and favorable foreign exchange, net sales increased $7.0 million, or 3%.

Operating income decreased $4.2 million to $5.5 million, primarily due to higher brand spending and investment in Asian growth markets and the impact of the sale of Cobra golf product line, partially offset by higher Titleist and FootJoy brand sales, as well as a benefit of approximately $3 million from favorable foreign exchange.

Corporate

Corporate expenses of $20.4 million, which include salaries, benefits and expenses related to corporate office employees, decreased $1.0 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

We believe that our internally generated funds, together with access to global credit markets and availability under our existing revolving credit agreements, are adequate to meet our long-term and short-term liquidity and capital needs, including repayment of our $590.6 million of Notes due January 15, 2011. Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases, when deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. Our current focus is paying down debt. However, we cannot predict whether or when we may enter into acquisition, disposition, joint venture or other strategic transactions, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section titled “— Forward-Looking Statements.”

Liquidity and Capitalization

Total debt decreased $187.5 million during the nine-month period ended September 30, 2010 to $4.3 billion. During the second quarter of 2010, we repurchased $159.4 million of notes due January 15, 2011. The remainder of the decrease was primarily due to a change in foreign currency rates. The ratio of total debt to total capital decreased to 43.5% at September 30, 2010 from 46.7% at December 31, 2009, primarily due to the lower debt level, higher equity resulting from 2010 net income, and the first quarter stock contribution to the defined benefit pension plans, partially offset by dividends paid.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of September 30, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any impairment charges. As of September 30, 2010, we are in compliance with these ratios by a wide margin. We believe the possibility of violating any of these covenants is remote. None of our other debt instruments include financial ratio covenants.

We have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings to non-investment grade or a prolonged global economic decline and credit crisis may impact our access to long-term capital markets, increase interest rates on some of our corporate debt, and weaken operating cash flow and liquidity, potentially adversely impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity and Capitalization (Continued)

Cash Flows

Net cash provided by operating activities was $489.1 million for the nine months ended September 30, 2010 compared to $614.3 million for the same nine-month period last year. The decrease in cash provided of $125.2 million was principally due to an increase in working capital due to higher sales and unfavorable comparison to the first half of 2009 when we were reducing inventory levels as a result of the weak economy. Cash provided by operating activities benefited from higher net income.

Net cash provided by investing activities for the nine months ended September 30, 2010 increased by $169.1 million to $31.4 million, compared with cash used by investing activities of $137.7 million in the same nine-month period last year. This change was primarily due to proceeds from the April 2010 disposition of the Cobra golf product line ($88.9 million) and certain German spirits brands and related assets ($42.3 million), and the absence of the cash outflow from the purchase of the Beam international sales and distribution companies in April 2009 (approximately $66 million net of cash acquired). This change was partially offset by higher capital spending ($19.8 million).

Net cash used by financing activities for the nine months ended September 30, 2010 was $275.3 million, compared to $420.3 million in the same nine-month period last year. The decrease in cash used of $145.0 million was primarily due to lower debt repayments ($194.0 million in the first nine months of 2010 compared to a net $302.1 million in the same period in 2009), as well as lower dividends paid in 2010 ($36.4 million).

Dividends

A summary of 2010 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.19 per share	January 26, 2010	February 10, 2010	March 1, 2010
$0.19 per share	April 27, 2010	May 12, 2010	June 1, 2010
$0.19 per share	July 26, 2010	August 11, 2010	September 1, 2010
$0.19 per share	September 28, 2010	November 10, 2010	December 1, 2010

A summary of 2010 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 26, 2010	February 10, 2010	March 10, 2010
$0.6675 per share	April 27, 2010	May 12, 2010	June 10, 2010
$0.6675 per share	July 26, 2010	August 11, 2010	September 10, 2010
$0.6675 per share	September 28, 2010	November 10, 2010	December 10, 2010

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $920.3 million as of September 30, 2010 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $92.6 million as of September 30, 2010, an increase from $68.9 million at September 30, 2009. The current conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations or financial condition. The fair value of our derivative assets at September 30, 2010 was $60.6 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.5 million (approximately $13.0 million) and Maxxium Cyprus Ltd. in the amount of €4.0 million (approximately $5.5 million), reflecting our ownership in the joint ventures with The Edrington Group Ltd. (TEG). The liability related to these guarantees is not material. Beam Global Spirits & Wine (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $20.5 million).

We also guarantee a lease of ACCO World Corporation, the office products business we divested in a spin-off in 2005. The guaranteed lease payments total approximately $17.6 million, through April 2013. The liability related to this guarantee is not material.

There were no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) amended the existing authoritative guidance on variable interest entities (Accounting Standards Codification 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for interim and annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). Adoption of this standard did not have an impact on our financial statements and disclosures.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below. The Company is in the process of reviewing the internal control structure of the spirits sales and distribution companies acquired from Maxxium Worldwide B.V. in the second quarter of 2009, and, if necessary, we will make appropriate changes as we incorporate our controls and procedures into these acquisitions.

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

As of November 1, 2010, there were approximately six smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2009. See “Pending Cases” below.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended September 30, 2010.

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

(b)	Callaway Litigation.

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

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial.

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

We believe, that Acushnet has meritorious defenses to all of the litigation brought by Callaway and both of these matters are being vigorously contested. It is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial condition.

(c)	Other Litigation.

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition. These actions are being vigorously contested.

(d)	Environmental Matters.

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

Item 1A.	RISK FACTORS.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2009.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of the Company, as amended April 30, 2009 and April 29, 2010, is incorporated herein by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q filed May 7, 2010.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Second Amendment to the Fortune Brands, Inc. Supplemental Plan (as amended and restated effective January 1, 2008) as of October 1, 2010.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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

FORTUNE BRANDS, INC.
(Registrant)

Date: November 8, 2010	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation of the Company, as amended April 30, 2009 and April 29, 2010, is incorporated herein by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q filed May 7, 2010.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

10.1*	Second Amendment to the Fortune Brands, Inc. Supplemental Plan (as amended and restated effective January 1, 2008) as of October 1, 2010.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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