Form 10-K
period 2010-12-31
FORTUNE BRANDS INC
filed 2011-02-23
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes    ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☒      Accelerated filer      ☐      Non-accelerated filer      ☐      Smaller reporting company      ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2010 (the last day of our most recent second quarter) was $5,951,576,309.04. The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at February 4, 2011, was 153,422,247.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on April 26, 2011 (to be filed not later than 120 days after the end of registrant’s fiscal year) (the “2011 Proxy Statement”) is incorporated by reference into Part III  hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

(a)    General development of business.

Fortune Brands, Inc. is a leading consumer products company with operating companies that make and sell branded products worldwide in the distilled spirits, home and security, and golf markets. References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

We strive to enhance shareholder value in a variety of ways, including:

>	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

>	positioning our brands and businesses to outperform their respective markets by:

—	developing innovative new products and effective marketing programs,

—	expanding customer relationships,

—	extending brands into adjacent categories, and

—	developing international growth opportunities,

>	pursuing business improvements by operating lean and flexible supply chains and business processes,

>	promoting organizational excellence by developing winning cultures and associates,

>	leveraging our breadth and balance and financial resources to drive shareholder value, and

>	pursuing investments with the highest return opportunities.

While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions, joint ventures and other strategic alternatives. In addition, we seek to enhance shareholder value through other initiatives, such as using our financial resources to pay dividends and repurchase shares, when deemed appropriate. Our current priority is to pay down debt.

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

As a holding company, the Company is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the Company, and thus the right of the Company’s creditors (including holders of debt securities and other obligations) and shareholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of the Company’s unconsolidated revenues and funds is dividends and other payments from subsidiaries. The Company’s subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

On December 8, 2010, we announced that the Board of Directors approved in principle a separation of the Company’s three business segments (Proposed Separation). The broad plan includes: the continuation of Fortune Brands as an independent, publicly-traded company focused solely on the Spirits business; the tax-free spin-off to shareholders of the Home & Security business into an independent publicly-traded company; and exploring the sale or tax-free spin-off of the Golf business. The Company currently expects to complete the transactions by the end of 2011. While over the years the benefits of breadth and balance of our portfolio have facilitated the building of three large, leading and profitable consumer businesses, each business has now reached a point of strength and scale coming out of the recent economic downturn where we believe the benefits of focus are substantially greater. As separate businesses, we believe we will significantly enhance each business’s long-term growth and return prospects as well as offer substantially greater total long-term value to shareholders. Focused capital structures and share ownership for each business will create even greater strategic flexibility to pursue profitable organic growth investments as well as to compete for high return acquisitions. In addition, dedicated management teams and boards of directors for each business will enable faster and more effective operational and strategic decision-making. Lastly, as standalone companies concentrated on building brands and outperforming their respective consumer categories, each business will be able to provide targeted equity-based incentive compensation that will be a more effective management tool to attract, motivate and retain key employees. For a description of certain factors that may have had, or may in the future have, a significant impact on our business, results of operations, cash flows or financial condition, see “Item 1A. Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations.”

We made the following acquisitions and divestitures in recent years:

In 2010:

>	We sold certain non-strategic German spirits brands and related assets (August 2010). In addition, we sold the Cockburn port brand and inventory (December 2010). The proceeds from these two transactions were $49.2 million in aggregate.

>	We sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts (April 2010).

In 2009:

>	We paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% of the interests in seven subsidiaries of Maxxium Worldwide B.V. (Maxxium), our former international spirits sales distribution joint venture. In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five Maxxium joint venture entities (April 2009).

>	We acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to the Sazerac Company, Inc. (June 2009).

In 2008:

>	We acquired the premium Cruzan rum business from Pernod Ricard S.A. (Pernod Ricard) for $103.2 million in cash (September 2008).

>	We repurchased the 10% noncontrolling interest in our Spirits business from Vin & Sprit Group (V&S) for $455.0 million (July 2008). In addition, we redeemed the 49% interest in our Spirits business’s U.S. distribution joint venture held by V&S (September 2008). In a related transaction, we received $230.0 million from Pernod Ricard for early termination of the U.S. distribution agreement with V&S subsequent to its acquisition by Pernod Ricard.

In 2007:

>	We sold the William Hill and Canyon Road wine brands and related assets to E. & J. Gallo Winery (August 2007).

>	We sold the remaining U.S. wine assets to Constellation Brands, Inc. for $887.0 million (December 2007).

>	We sold the U.S. distribution rights and related assets for The Dalmore Scotch Whisky to UB Group for $58.0 million (December 2007).

In 2006:

>	We acquired SBR, Inc. (now Simonton Holdings, Inc.), a company of brands including Simonton Windows, a leading vinyl-framed window brand in North America, for a total cost of $599.8 million (June 2006).

>	We sold the Cockburn’s port wine production assets, retaining the ownership of the brand and worldwide intellectual property rights, which was subsequently sold in 2010, for $66.4 million (July 2006).

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

Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

>	general economic conditions, including the U.S. housing and remodeling market,

>	expiration of government stimulus programs,

>	competitive market pressures (including pricing pressures),

>	successful development of new products and processes,

>	consolidation of trade customers,

>	customer defaults and related bad debt expense,

>	unanticipated developments that delay or negatively impact the Proposed Separation,

>	disruption to operations as a result of the Proposed Separation,

>	inability of one or more of the businesses to operate independently following the completion of the Proposed Separation,

>	risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, and integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

>	any possible downgrades of the Company’s credit ratings,

>	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers,

>	interest rate fluctuations,

>	commodity and energy price volatility,

>	risks associated with doing business outside the United States, including currency exchange rate risks,

>	ability to secure and maintain rights to intellectual property,

>	inability to attract and retain qualified personnel,

>	changes in golf equipment regulatory standards and other regulatory developments,

>	the status of the U.S. rum excise tax cover-over program,

>	the impact of excise tax increases on distilled spirits,

>	dependence on performance of distributors and other marketing arrangements,

>	costs of certain employee and retiree benefits and returns on pension assets,

>	tax law changes and/or interpretation of existing tax laws,

>	potential liabilities, costs and uncertainties of litigation,

>	historical consolidated financial statements that may not be indicative of future conditions and results,

>	impairment in the carrying value of goodwill or other acquired intangible assets, and

>	weather,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission (SEC) filings.

(b)    Financial information about segments.

See Note 19, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

(c)    Narrative description of business.

The following is a description of the business of the subsidiaries of the Company in the Spirits, Home & Security, and Golf business segments. Annual revenues for products associated with each of these segments were as follows:

(In millions)	2010	2009	2008
Spirits products	$2,665.9	$2,469.6	$2,480.9
Home & Security products	3,234.0	3,006.8	3,759.1
Golf products	1,241.6	1,218.3	1,368.9
Total	$7,141.5	$6,694.7	$7,608.9

Spirits products consist of distilled spirits manufactured and marketed under a number of trademarks. Principal products include bourbon, whisky, tequila and cognac. Home & Security products consist of branded products used for residential home repair, remodeling, new construction, security, and storage. Golf products principally include balls, clubs, and shoes manufactured and marketed under a number of trademarks. For additional financial information about these business segments, see Note 19, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K. A more detailed description of each segment is contained below.

Spirits

Beam Global Spirits & Wine, Inc. (BGSW or the Spirits business) is a holding company in the distilled spirits industry. The Company’s major subsidiaries include Jim Beam Brands Co. (JBBCo.), Beam Global Australia Pty. Limited, Beam Global España S.L., Beam Global Spirits & Wine (U.K.) Ltd., Tequila Sauza S. de R.L. de C.V., Alberta Distillers Limited, Canadian Club Canada, Inc., Maker’s Mark Distillery, Inc., Courvoisier S.A.S., Beam Global Holdings Mexico S.A. de C.V., and Cruzan Viril Ltd.

The Spirits business sells its products under a number of trademarks which are key to the continued success of our brands. The Spirits business owns key trademarks, including global brands Jim Beam (#1 bourbon), Maker’s Mark (#1 super-premium bourbon), Sauza (#2 tequila), Canadian Club (a leading Canadian whisky), Laphroaig (#1 single Islay malt Scotch whisky) and Courvoisier (a leading cognac). The Company’s trademarks for its strong national and regional brands include: Teacher’s (Scotch whisky), Larios (gin), Whisky DYC (whisky), Cruzan (rum), and Harveys (sherries). Trademarks used under long-term licenses include DeKuyper (the #1 cordials line in the U.S.), which is produced and sold in the U.S. and Mexico under a license of unlimited duration, and Gilbey’s (gin and vodka in the U.S.), which is produced and sold in the U.S. under a license that has a current term until 2027 if not renewed.

Our spirits products are primarily sold through direct sales forces to distributors. In addition, we sell spirits products through joint ventures in which the Spirits business is a shareholder with The Edrington Group Ltd. (TEG), as well as through third-party distributors and global or regional duty free customers. Products are also sold through government-controlled liquor authorities in the 18 “control” states (and one county) in the U.S. and Liquor Control Boards in Canada that have established government control over certain aspects of the purchase and distribution of alcoholic beverages. The peak season for the Spirits business is the fourth calendar quarter due to holiday buying.

In August 2010, we sold certain non-strategic German spirits brands and related assets. As a result, we recorded a pre-tax loss of $8.6 million ($12.4 million after tax). In addition, in December 2010, we sold the Cockburn port brand and inventory. We recorded a pre-tax loss of $7.4 million ($6.8 million after tax) in connection with that transaction. The proceeds from these two transactions were $49.2 million in aggregate. In July 2006, we had sold the Cockburn’s port wine production assets for $66.4 million, but had retained the ownership of the brand and worldwide intellectual property rights.

In June 2009, we acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to the Sazerac Company, Inc.

Prior to April 1, 2009, BGSW owned a 25% interest in the Maxxium international spirits sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the joint venture and BGSW became a 50% owner of Maxxium with TEG.

In September 2008, BGSW and TEG entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. In accordance with the distribution alliance BGSW or TEG acquired all or portions of certain distribution companies that were previously wholly-owned by Maxxium. Operations under the new alliance began on April 1, 2009. This alliance simplified our international routes to market and gave us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium subsidiaries. In addition, we also paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five joint venture entities in April 2009.

In September 2008, we acquired the premium Cruzan rum business from Pernod Ricard for $103.2 million in cash. Also in September 2008, we closed on a transaction that resulted in the early termination of the U.S. distribution agreement between our Spirits business and the U.S. business of V&S acquired by Pernod Ricard. Under the agreement, Pernod Ricard paid us $230.0 million in cash in exchange for early termination of the distribution agreement. As a part of the early termination, we redeemed the 49% interest in Future Brands LLC (Future Brands), the U.S. distribution joint venture, held by V&S. Future Brands was consolidated as of September 30, 2008 and the consolidation did not have a material impact on the financial statements. Since October 2008, the Spirits business has operated its own dedicated sales force in the U.S.

In December 2007, we sold the remainder of our U.S. wine assets to Constellation Brands Inc. (Constellation) for $887.0 million after selling two wine brands and related assets to E. & J. Gallo Winery in August 2007. The two transactions are collectively referred to as the sale of the U.S. Wine business. The sale to Constellation included Beam Wine Estates, Inc.’s table wine brands (including Clos du Bois, Geyser Peak, Wild Horse), as well as the associated vineyards and winemaking assets, but excluded its fortified wine brands (Harveys sherries and Cockburn’s port). In addition, in December 2007, we also sold the U.S. distribution rights and related assets of The Dalmore Scotch Whisky to UB Group for $58 million.

Principal markets for the products of the Spirits business are the U.S., Australia, Europe and Canada. Approximately 45% of our Spirits business’s sales are to markets outside the U.S.

The distilled spirits industry is very competitive. Based on information from independent industry statistical sources, our Spirits business is the largest U.S.-based producer and marketer of distilled spirits and is the 4th largest premium, western-style spirits company in the world. We compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. Major competitors include Diageo, Pernod Ricard, Bacardi and Brown-Forman.

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

In many of the key markets for our Spirits business, distilled spirits are subject to federal excise taxes and/or customs duties, as well as state/provincial, local and other taxes. Beverage alcohol sales could be adversely impacted by higher excise tax rates. Although no federal excise tax increase is presently pending in the U.S., our largest market, there were excise tax increases in several U.S. states in 2009. Several state excise tax increases were proposed during 2010 and were all defeated, but the possibility of future increases cannot be ruled out, particularly in light of government budget issues. In April 2008, the Australian government increased excise taxes on ready-to-drink spirits products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Beam’s pre-mixed products including Jim Beam & Cola. Year-over-year operating income was negatively impacted by the excise tax increase until its impact annualized at the end of April of 2009. Excise or other tax increases are also considered from time to time in other key markets such as the U.K., Spain and Mexico. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on our business, financial condition and results of operations.

Home & Security

Fortune Brands Home & Security LLC (Home & Security) is a holding company for subsidiaries in the home products industry. Subsidiaries include MasterBrand Cabinets, Inc. (MasterBrand Cabinets), Moen Incorporated (Moen), Therma-Tru Corp. (Therma-Tru), Simonton Holdings, Inc. (Simonton) and Fortune Brands Storage and Security LLC (Storage and Security). Home & Security’s operating companies compete on the basis of innovation, fashion, product quality, price, service and responsiveness to distributor and retailer needs, and end-user consumer preferences. The home and security industry is very competitive. Factors that affect our Home & Security business’s results of operations include levels of home improvement and residential construction activity, principally in the U.S. Approximately 15% of Home & Security’s sales are to international markets.

MasterBrand Cabinets manufactures custom, semi-custom and stock cabinetry for the kitchen, bath and home. MasterBrand Cabinets sells under brand names including Aristokraft, Omega, Kitchen Craft, Schrock, Diamond, HomeCrest, Decorá and Kemper. MasterBrand Cabinets sells directly to kitchen and bath specialty dealers, home centers, wholesalers and large builders. MasterBrand Cabinets’ competitors include Masco, American Woodmark and Norcraft Companies, as well as a large number of small suppliers. MasterBrand Cabinets is the second largest manufacturer of kitchen and bath cabinetry in North America.

Moen manufactures faucets, bath furnishings, accessories, parts and kitchen sinks in North America, China and India. Sales are made through Moen’s own sales force and independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. Products are sold principally in the U.S. and Canada, and also in China, India, Mexico, South America and Southeast Asia. Moen’s chief competitors include Masco, Black & Decker, Kohler, American Standard and imported private-label brands. Moen is the #1 faucet brand in North America according to an independent industry survey.

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

In June 2006, we acquired SBR, Inc., a privately held company consisting of brands including Simonton Windows, a leading brand of vinyl-framed windows and patio doors. Simonton products are principally manufactured and sold in the United States. Simonton’s principal customers are home centers, wholesale distributors and specialty dealers that provide products to the residential market, primarily for both retrofit and new construction applications. Simonton’s competitors include Silverline (owned by Andersen Windows), Atrium and Milgard.

Storage and Security is comprised of the Master Lock and Waterloo product lines. Master Lock Company LLC (Master Lock) manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks and other specialty safety and security devices. Products designed for consumer use are sold to wholesale distributors, home centers and hardware and other retail outlets. Lock systems are sold to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset, Schlage and various imports. Master Lock is the #1 padlock manufacturer in North America. Waterloo Industries, Inc. (Waterloo) manufactures tool and garage storage products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo sells to Sears for resale under the Craftsman brand owned by Sears, and under the Waterloo brand name to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley, Stack-On and others in the metal storage segment, and with Stanley, Keter, Rubbermaid and others in the plastic hand box category. Waterloo is the #1 retail tool storage manufacturer in the U.S.

Product innovation and branding are important to the success of the Home & Security business. In addition to the previously discussed trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. The Home & Security business holds U.S. and foreign patents covering various features used in our faucet and bath furnishings, entry doors, windows, locks and security products as well as storage products.

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

Golf

Acushnet Company (Acushnet or the Golf business), together with its subsidiaries, is a leading manufacturer and marketer of golf balls, golf clubs, golf shoes and golf gloves. Other products include golf bags, golf outerwear and accessories. Acushnet’s leading brands are Titleist and Pinnacle golf balls; Titleist golf clubs; Scotty Cameron by Titleist putters; Vokey Design wedges; FootJoy golf shoes; FootJoy and Titleist golf gloves; and FootJoy outerwear. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty stores, sporting goods stores, mass merchants and select warehouse clubs throughout the United States. Sales are made directly in the U.S. and in key international markets. In some international markets, sales are made through distributors or agents. Approximately 45% of Acushnet’s sales are to international markets.

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.3 million ($10.0 million after tax).

Acushnet and its subsidiaries compete on the basis of product quality, product innovation, price, service and responsiveness to consumer preferences. The golf products industry is very competitive. Acushnet has the leading market positions in golf balls (Titleist and Pinnacle), golf shoes and golf gloves (FootJoy). Acushnet also is a leading U.S. competitor in golf clubs (Titleist). In golf balls, Acushnet’s main competitors are Bridgestone, Callaway, Nike, TaylorMade and Srixon. In golf clubs, TaylorMade, Callaway, Ping, Cleveland, Nike, Cobra, Adams, Mizuno and Bridgestone are the primary competitors. In golf shoes, Adidas, Nike and ECCO are the main competitors. In golf gloves, Nike, Callaway and TaylorMade are the primary competitors. Acushnet’s business is seasonal and approximately 60% of sales occur in the first half of the year and less than 20% in the fourth quarter.

Principal raw materials for the Company’s golf business include petro-based rubber, urethane and paint materials, steel/titanium golf club heads and golf club shafts, and natural and synthetic leathers. While these materials are generally available, due to the stringent material specifications required to produce our golf clubs, balls, shoes and gloves, many of our materials are single sourced or are concentrated in a small supplier base. As a result, we are subject to risk of business disruption if a supplier is not able to perform and there are resulting delays or interruptions in the raw material supply chain.

Acushnet’s advertising and promotional campaigns feature a large number of touring professionals and club professionals using and endorsing its products. The market for the endorsement and promotional services of touring professionals has been and is expected to be increasingly competitive.

Branding and product innovation are both important to the success of the Golf business. The Titleist, FootJoy and Pinnacle trademarks are of particular importance to the business. Product innovation is a powerful growth engine in the golf segment, and our patent portfolio is an important resource to help prevent third parties from copying or exploiting our innovations. The Company holds United States and foreign patents covering innovations and design features used in our golf balls, golf clubs and shoes, and holds other licenses, trademarks and tradenames. There continues to be a substantial issue with counterfeit golf clubs, which copy the protected features of original equipment manufacturers’ golf club products. Acushnet has an active program of enforcing intellectual property rights against those who make or sell these products.

Employees

As of December 31, 2010, the Company and its subsidiaries had approximately the following number of employees:

Spirits	3,300
Home & Security	16,100
Golf	5,100
Corporate	100
Total	24,600

Approximately 23% of our employees are covered by collective bargaining agreements, of which 40% are subject to agreements that will expire within one year from the filing date of this Form 10-K. Employee relations are generally good.

Environmental Matters

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2010 and 2009, environmental accruals amounted to $21.3 million and $24.5 million, respectively, and are included in non-current liabilities on our balance sheet. In our opinion, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition. See “Item 7 — Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations — Pending Litigation — Environmental Matters” for more information.

(d)    Financial Information about Geographic Areas.

We sell products primarily in the United States, Canada, Australia, Europe (primarily the U.K., Germany, Spain, and France), Australia, Asia (primarily Japan, China, South Korea, and India) and Mexico. A change in the value of the currencies of these countries can impact our financial statements when translated into U.S. dollars. The exchange rates between some of the foreign currencies in which our subsidiaries operate and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. We manufacture and source our products in the United States, Europe (primarily Spain, the U.K. and France), Mexico, Canada, China, Thailand and other countries. We are subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, and U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. See Note 19, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 to this Form 10-K.

(e)    Available Information.

The Company’s website address is www.fortunebrands.com. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Policies, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Charters for the Committees of our Board of Directors and other information related to the Company.

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

Item 1A.  Risk Factors.

We believe that the following risks and uncertainties may be material to our business. Additional risks and uncertainties that we currently consider to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, results of operations, cash flows, and financial condition could be materially and adversely impacted.

Current economic challenges may continue and a recovery may be slow or reverse, adversely impacting our financial results and liquidity.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also our own financial condition. While the major economic disruptions of the global financial markets have subsided, significant economic challenges remain globally, including high unemployment, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. As a result, consumers’ increased price consciousness may endure. These factors may adversely impact our financial results and liquidity. A prolonged global economic stagnation may impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

A significant portion of our business is impacted by risks associated with fluctuations in the U.S. housing market.

Our home products business is primarily impacted by U.S. demand for remodeling and repair of existing homes, as well the market for new homes. Demand for our products is strongly influenced by the financial strength and confidence of consumers, and by consumers’ household income, job security, access to credit and belief in housing as a sound investment. While home prices have begun to stabilize, the housing market continues to face downward pressures resulting from high levels of inventory and foreclosures. In addition, the withdrawal of supportive government programs for home products, such as the first time home buyer tax credit, the energy tax credit and the distressed mortgage buying programs decreased demand and, at least in the short term, negatively impacted the housing recovery. Demographic factors, such as aging housing stock, changes in population growth and household formation will have a long-term effect on the home improvement, repair and residential construction markets. While demographic trends are favorable for the long-term growth of the U.S. home products market, it is very difficult to predict the timing and sustainability of the recovery.

We operate in very competitive consumer categories, subject to changes in consumer trends.

While we largely compete for customers on the basis of product quality, brand strength and service, price is also an important basis of selection and competition. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to more than offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful. In addition, it is possible competitors may either improve more rapidly or effectively or resort to price competition to sustain market share and manufacturing capacity utilization, both of which could adversely affect our sales, margins and profitability. In addition, market demand may decline as a result of consumer preferences trending away from our categories and adversely impact our results.

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

Risks associated with the Proposed Separation.

The Proposed Separation is complex in nature, subject to various regulatory, tax and Board approvals, and may be affected by unanticipated developments or changes in market conditions. As a result, the Proposed Separation may be delayed or not occur.

We expect to achieve substantial benefits of focus as a result of the Proposed Separation, resulting in significantly enhanced long-term growth and return prospects for each business and offering substantially greater total long-term value to shareholders. However, the Company cannot predict with certainty when these benefits will occur or the extent to which they will be achieved, if at all. Furthermore, there are various uncertainties and risks relating to the process of the Proposed Separation that could have a negative impact on our results, including disruption of our operations and impairment of our relationship with key personnel, customers and vendors.

If the Proposed Separation is successfully completed, the Company will face new and unique risks, including the possibility of reduced financial resources and less diversification of revenue sources, which may adversely impact future results.

While the Company believes that a spin-off distribution of our Home & Security or Golf businesses will qualify as tax-free under Section 355 of the U.S. Internal Revenue Code, this is not certain and both the Company and our shareholders could incur significant U.S. federal income tax liabilities if taxing authorities conclude the distribution is taxable.

Risks associated with our strategic acquisitions and joint ventures could adversely affect our business.

We continue to consider acquisitions and joint ventures as a means of enhancing shareowner value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures, retaining the acquired businesses’ customers and brands, and achieving the expected financial results and benefits of transactions, such as cost savings, and revenue increases from expanded geographic or product presence; loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, procedures, policies and information systems; and diversion of management’s attention from other business concerns. Future acquisitions could cause us to incur additional debt, issue shares and experience dilution in earnings per share and return on capital.

Downgrades of our credit ratings could adversely affect us.

If Moody’s, Standard & Poor’s or Fitch were to downgrade our credit ratings to a non-investment grade rating, such a downgrade could result in an increase to our interest expense, cost of capital and impact our future capability to access credit. Downgrades of our credit ratings would adversely affect the fair value and marketability of our outstanding debt.

Risks associated with interest rate fluctuations, as well as commodity and energy availability, price increases and volatility could adversely affect our business.

We are exposed to risks associated with interest rate fluctuations and commodity price volatility arising from supply conditions, geopolitical and economic variables, weather, and other unpredictable external factors. We buy commodities, including wood, steel, copper, zinc, titanium, glass, plastic, resins, particleboard, grains and grapes. We also grow agave plants for tequila production. Availability, increases and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing and transporting our products, could increase the manufacturing costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers, there is no assurance that we will be able to offset such cost increases in the future. While we may use derivative contracts to limit our exposure to commodity price volatility, the exposures under these contracts could still be material to our results of operations, cash flows, and financial condition.

Risks associated with our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our business.

We need to continually evaluate our organizational productivity and global supply chains and assess opportunities to reduce costs and assets. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains to promote a consistently flexible and low cost supply chain that can respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could impair our financial results. Despite proactive efforts to control costs and reduce production in our facilities, increased competition could still cause lower operating margins and profitability.

We manufacture, source and sell many products internationally and are exposed to risks associated with doing business globally.

We manufacture, source or sell our products in the United States, Europe, Canada, Australia, Mexico, China, Thailand, India, South Korea and other countries. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments, trade disputes with the U.S., as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. Our success will depend, in part, on our ability to manage our businesses through the impact of these potential changes.

We source and sell products globally and are exposed to currency exchange rate risks, including those related to the recent volatility of the U.S. dollar.

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

Changes in government and industry regulatory standards could adversely affect our businesses

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

In addition, all of our businesses face government regulations pertaining to the health and safety of our employees and our consumers as well as regulations addressing our businesses’ impact on the environment, domestically as well as internationally. Our compliance with these regulations includes responding to emerging climate change initiatives, restrictions on lead content in plumbing products, regulations governing formaldehyde emissions applicable to our manufacture of cabinets and standards on volatile organic compounds which impact all of our businesses. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions could adversely impact our results and our ability to effectively and timely meet such regulations could adversely impact our competitive position.

Changes in excise taxes and incentives related to distilled spirits could adversely affect our Spirits business.

Distilled spirits are subject to potential excise tax increases in many countries as a result of economic and societal pressures. While no federal excise tax increase is presently pending in the United States, our largest market, fiscal pressures are rising dramatically, increasing the risk of a potential federal excise tax increase on spirits. Many states and other jurisdictions are considering possible excise tax increases. The effect of any future excise tax increases cannot be determined, but could have an adverse effect on our business by increasing prices and reducing demand. Our Spirits business is the recipient of certain governmental financial incentives in connection with its manufacture of rum. The amount and availability of financial incentives in future periods cannot be assured. Any reduction in incentives would have an adverse effect on our Spirits business by increasing production costs.

Our businesses rely on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels and customers.

Our spirits products are sold principally through wholesale distributors for resale to retail outlets. Though generally very profitable, the replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our businesses. Our Home & Security business also relies on a distribution network comprised of consolidating customers. Any unplanned disruption to the existing distribution could adversely affect our revenues and profitability. The sale of a distributor to a competitor or, financial instability or default of the distributor or one of its major customers, potentially could cause such a disruption.

Costs and funding requirements of certain employee and retiree benefits may continue to accelerate.

Increases in the costs of medical and pension benefits may continue and negatively affect our business as a result of: increased usage of medical benefits by current and retired employees and medical cost inflation in the United States; the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes in law and accounting standards that may increase the funding of, and the expense reflected for, employee benefits.

Future tax law changes and/or interpretation of existing tax laws may materially impact the Company’s effective income tax rate and the resolution of unrecognized tax benefits.

Our businesses are subject to income taxation in the U.S. as well as internationally. It is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. In addition, it is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision.

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

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that this report contains material information necessary to make an informed assessment of our assets and liabilities, financial position, profit and losses and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be for any future periods.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and stockholders’ equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date, net of any cumulative impairments. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date, net of impairments and accumulated amortization. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in future impairments include a change in expected global consumer spending and timing of the recovery from the global recession, and if market growth rates in certain categories in our Spirits business were to slow significantly. In addition, future impairment could be caused by changes in the consumer categories in which we operate as well as competition, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and stockholders’ equity could be adversely affected.

Various other external conditions such as weather could adversely impact our sales, profitability, and cash flow from operations.

Weather conditions are also a factor impacting year-to-year comparisons in our Golf business as well as our U.S. manufacturing capabilities. Specifically, adverse weather conditions can erode annual rounds of play, thus decreasing the short term demand for our golf products. In addition, extreme weather events could potentially disrupt the Company’s supply chain coordination in the event of damage to our facilities or the inventory located at our facilities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries as of December 31, 2010:

Segment	Manufacturing Plants		Distribution Centers and Warehouses		Other(a)

	Owned	Leased	Owned	Leased	Owned	Leased
Spirits
U.S.	7	—	11	1	—	—
Europe	11	—	12	—	—	—
Mexico	1	—	2	3	—	—
Asia	1	—	—	21	—	—
Canada	1	—	2	—	—	—
Home & Security
U.S.	28	4	1	12	—	—
Europe	—	—	—	1	—	—
Mexico	3	—	—	1	—	—
Asia	1	2	—	4	—	—
Canada	1	—	—	3	—	—
Central America	—	—	—	1	—	—
Golf
U.S.	3	1	1	2	3	2
Europe	—	—	1	1	—	3
Asia	3	1	1	6	—	—
Canada	—	—	—	1	—	—
Australia/New Zealand	—	—	—	2	—	—
Africa	—	—	—	1	—	—
Corporate
U.S.	—	—	—	—	—	1
Total U.S.	38	5	13	15	3	3
Total Non-U.S.	22	3	19	45	—	3
TOTAL	60	8	32	60	3	6

(a)	Other includes research and development facilities, golf club fitting centers and the Fortune Brands Corporate office.

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

The Indemnitor has complied with the terms of the Indemnification Agreement since 1994, and we are not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

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

Pending Cases

As of February 4, 2011, there were five smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with six cases reported in our Annual Report on Form 10-K for the year ended December 31, 2009. As of February 4, 2011, there were no purported smoking and health class actions or health care recovery actions pending against the Company. For a list of pending cases, see Exhibit 99 to this Annual Report on Form 10-K.

Terminated Cases

One tobacco-related case was terminated in 2010. For the terminated case, see Exhibit 99 to this Annual Report on Form 10-K.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, the Florida Circuit Court upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, but instead addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On October 1, 2007, the United States Supreme Court denied defendants’ motion seeking review by that court. As of January 25, 2011, B&W and/or R.J. Reynolds Tobacco Company had been served in over 7,900 cases (the “Engle progeny cases”) brought by individual plaintiffs in state and federal courts in Florida. These cases include claims asserted by over 9,400 individual plaintiffs. The number of cases may increase as the Florida courts continue to sever cases with multiple plaintiffs. In 2009, trials in the Engle progeny cases began. Of the nine Engle progeny cases that were tried in 2009, several resulted in adverse judgments against tobacco companies, including four adverse judgments against the Indemnitor. All of these adverse judgments were appealed by the Indemnitor. Three of these appeals remain pending before Florida appellate courts, and one of them was affirmed by a Florida appellate court on December 14, 2010. Twenty-three Engle progeny cases were tried to verdict in 2010. Fourteen resulted in adverse judgments against tobacco companies, including twelve adverse judgments against the Indemnitor. Eleven of these twelve adverse judgments are currently being appealed by the Indemnitor. All of these appeals remain pending. The twelfth adverse judgment is currently stayed pending resolution of post-trial motions in the trial court. The Company is not a party to any of the Engle progeny cases.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including the Indemnitor and B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia dismissed certain counts of the lawsuit, but also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants’ profits from the sale of tobacco as a part of its RICO claim. The U.S. Supreme Court denied the government’s petition to review this decision on October 17, 2005. The trial was concluded in June, 2005. On August 17, 2006, the Court issued its final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. The defendants and the government appealed this matter. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, ordered the dismissal of two defunct U.S. trade associations that were not covered by the district court’s injunctive remedies, remanded for further proceeding on certain remedial issues, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The government’s cross-appeal seeking disgorgement of past profits and the funding of smoking education and cessation programs was denied. On June 28, 2010, the U.S. Supreme Court denied the defendants’ petition for certiorari review, and denied the government’s petition for certiorari review seeking to reinstate the government’s claim for disgorgement of past profits. On July 7, 2010, the U.S. Court of Appeals for the District of Columbia issued its remand returning the case to the District Court for further proceedings. The District Court issued an order on December 22, 2010, on consent of the parties, ruling that Brown & Williamson Holding, Inc. (formerly known as Brown & Williamson Tobacco Corporation) is no longer subject to the injunctive remedies in the case. These remedies are still being litigated in the District Court. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiffs’ appeal and ordered the lower court to dismiss plaintiffs’ pending motion to vacate. On December 18, 2006, the trial court entered a final judgment in accordance with the Illinois Supreme Court’s mandate. On January 17, 2007, the plaintiffs subsequently filed a motion in the lower court seeking to vacate or withhold judgment. On August 22, 2007, the Illinois Supreme Court issued a supervisory order directing the lower courts to dismiss the motion. On August 30, 2007, the trial court dismissed plaintiffs’ motion. On December 18, 2008, plaintiffs filed a petition requesting the state court to vacate the Price judgment in light of the U.S. Supreme Court’s December 15, 2008 decision in Altria Group, Inc. v. Good (in which the Court held that federal law did not preempt the plaintiffs’ assertion of state-law consumer fraud claims which alleged that defendants’ advertising and marketing fraudulently conveyed the message that “light” cigarettes deliver less tar and nicotine to smokers than regular cigarettes.) On February 4, 2009, the trial court dismissed the plaintiffs’ petition. On March 4, 2009, plaintiffs filed a notice of appeal to the intermediate appellate court. Oral argument was heard in the intermediate appellate court on February 2, 2010. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed or are otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard, Turner or Good litigation.

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

Under the MSA, participating manufacturers were required to make initial payments through 2003, with additional payments to the settling parties required to continue in perpetuity (starting at $4.5 billion in 2000 and increasing to $9 billion in 2018 and thereafter). Payments to a strategic contribution fund for individual states from 2008 to 2017, and a public health foundation until 2008, were also required. Ongoing payments are to be allocated according to market share and are subject to various credits and adjustments, depending on industry volume. The MSA also calls for the participating manufacturers to pay attorneys’ fees for the states’ attorneys in the settled litigation.

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

Conclusion

It is not possible to predict the outcome of the pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses and the Company is indemnified under the Indemnification Agreement.

Callaway Litigation

The 2006 Callaway Litigation

On February 9, 2006, Callaway Golf Company (Callaway) filed a lawsuit seeking unspecified damages against the Company’s subsidiary Acushnet Company (Acushnet) in the United States District Court for the District of Delaware (2006 Callaway Litigation). Callaway alleged that Pro V1 golf balls then manufactured by Acushnet infringed four of Callaway’s patents. At a December, 2007 trial, the validity of nine claims contained in the four patents was tried to a jury which returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

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

The 2009 Callaway Litigation

In late 2008, Acushnet introduced what it believes to be non-infringing Pro V1 balls. In February 2009, Acushnet introduced new improved versions of the Pro V1 balls, which it also believes are non-infringing. On March 3, 2009, Callaway filed another lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware (2009 Callaway Litigation). Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two additional patents owned by Callaway. On March 3, 2009, Acushnet also filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that several Callaway ball models infringe nine Acushnet patents.

Proceedings at the U.S. Patent and Trademark Office

In separate proceedings, on February 19, 2006, Acushnet filed requests with the U.S. Patent and Trademark Office (PTO) for reexamination of all four of the patents asserted by Callaway in the 2006

Callaway Litigation. The PTO issued final office actions finding that all four patents are invalid. Callaway subsequently filed appeals regarding all four of the patents with the Patent Board of Appeals. The Patent Board of Appeals conducted a hearing on January 19, 2011 and their decision is expected later this year. With regard to the patents asserted by Callaway in the 2009 Callaway Litigation, Acushnet also filed requests for reexamination with the PTO. The PTO has accepted the reexaminations and has issued office actions that reject all of the claims of both patents as invalid on multiple grounds.

Conclusion

We believe that Acushnet has meritorious defenses to all of the litigation brought by Callaway and each of these matters is being vigorously contested. Given the favorable jury verdict in the first Callaway suit and the favorable developments at the PTO with respect to the validity of patents asserted in both Callaway patent suits, as well as the speculative nature of damages asserted by Callaway in both suits, it is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial conditions.

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

Item 4. [Removed and Reserved.]

Item 4A. Executive Officers of the Registrant.

The name, present position and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are as follows:

Name	Present positions and offices with the Company and principal occupations during the past five years	Age
Bruce A. Carbonari	Chairman of the Board and Chief Executive Officer since October 2008; President and Chief Executive Officer from January 2008 to September 2008; President and Chief Operating Officer from January 2007 to December 2007; Chairman and Chief Executive Officer of Fortune Brands Home & Security LLC August 2005 to December 2006 and President and Chief Executive Officer of Fortune Brands Home & Security LLC from January 2001 to August 2005.	55
Mark Hausberg	Senior Vice President — Finance and Treasurer since January 2000.	61
Patrick J. Koley	Senior Vice President — Strategy and Corporate Development since February 2009; Principal Investment Officer, ConAgra Commercial division of ConAgra Foods, Inc. from June 2008 to February 2009 where he was responsible for strategic planning and corporate development; President, Emerging Business, ConAgra Foods, Inc. from 2007 to 2008; Vice President, Strategic Development ConAgra Foods, Inc. prior thereto.	46
Craig P. Omtvedt	Senior Vice President and Chief Financial Officer since January 2000.	61
Mark A. Roche	Senior Vice President, General Counsel and Secretary since January 2000.	56
Edward A. Wiertel	Vice President and Corporate Controller since April 2007; Partner — KPMG LLP from 2002 to March 2007 where he oversaw audit and related financial services provided to clients.	41

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Composite Common Stock Prices and Common Stock Cash Dividend Payments

	2010			2009

	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
First Quarter	$50.08	$39.84	$0.19	$42.97	$17.68	$0.44
Second Quarter	55.68	39.09	0.19	43.49	24.23	0.19
Third Quarter	50.39	37.05	0.19	46.59	31.58	0.19
Fourth Quarter	63.51	49.02	0.19	46.77	37.74	0.19
Total			$0.76			$1.01

The Company’s common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Item 1A. Risk Factors.”

On February 4, 2011, there were 17,109 record holders of the Company’s common stock, par value $3.125 per share.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2010:

Three Months Ended December 31, 2010	Total number of shares purchased(a)	Average price paid per share
October 1 – October 31	—	$—
November 1 – November 30	—	—
December 1 – December 31	3,097	61.89
Total	3,097	$61.89

(a)

The Company purchased all of the 3,097 shares between December 1, 2010 and December 31, 2010 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised and the related tax withholding amounts.

Stock Performance

The foregoing performance graph is being furnished as part of this Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Peer Group Index

The Peer Group is composed of the following publicly traded companies in industries corresponding to the Company’s current three core businesses:

Spirits:    Brown-Forman Corporation, Constellation Brands, Inc., Diageo PLC, Pernod Ricard S.A. and Rémy Cointreau S.A.;

Home & Security:    Stanley Black & Decker, Inc., Masco Corporation, and Newell Rubbermaid Inc. and

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

(3)	each segment’s weighted average total return is then weighted based on the percentage of sales, excluding excise taxes, as required by SEC regulations, of that segment of the Company for the year, as compared with total Company sales, excluding excise taxes, and the sum of such weighted returns results in a weighted average total return for the entire Peer Group.

The Peer Group Index reflects the weighted average total return for the entire applicable Peer Group calculated for the five-year period, starting with a base of $100.

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data	Fortune Brands, Inc. and Subsidiaries	For the year ended December 31,

(In millions, except per share amounts)	2010	2009	2008	2007	2006
Income Statement Data
Net sales	$7,141.5	$6,694.7	$7,608.9	$8,563.1	$8,521.0
Depreciation and amortization	245.2	254.7	265.5	265.0	240.5
Operating income	763.9	505.2	145.6	1,376.3	1,447.9
Interest expense	213.8	215.8	237.1	293.6	308.8
Income taxes	91.6	36.3	95.6	346.3	299.3
Income from continuing operations, net of tax	496.0	247.1	92.8	773.9	880.0
Income from discontinued operations, net of tax	—	—	152.5	13.1	18.0
Net income	496.0	247.1	245.3	787.0	898.0
Net income attributable to Fortune Brands	487.6	242.8	311.1	762.6	830.1
Basic earnings per common share
Continuing operations	$3.20	$1.61	$1.04	$4.89	$5.44
Net income	$3.20	$1.61	$2.05	$4.98	$5.56
Diluted earnings per common share
Continuing operations	$3.16	$1.60	$1.03	$4.79	$5.31
Net income	$3.16	$1.60	$2.02	$4.87	$5.42
Average number of diluted shares outstanding	154.3	151.8	153.7	156.5	153.0

Balance Sheet Data
Inventories	$2,088.3	$2,016.6	$1,975.4	$2,047.6	$1,937.8
Working capital	2,236.1	2,408.1	2,278.0	1,687.0	1,414.7
Total assets	12,675.3	12,370.6	12,091.9	13,956.9	14,668.3
Short-term debt	643.5	51.3	36.6	431.0	789.3
Long-term debt	3,637.4	4,413.3	4,688.6	3,942.7	5,034.9
Total equity	5,688.0	5,105.7	4,699.6	5,701.1	4,744.8

Cash Flow Data — inflow (outflow)
Net cash provided by operating activities	$770.6	$866.3	$817.6	$965.3	$982.7
Capital expenditures	(223.0)	(157.5)	(176.3)	(267.1)	(266.0)
Proceeds from the disposition of assets	142.4	15.9	19.2	69.3	84.6
Dividends to stockholders	(116.2)	(152.2)	(261.2)	(248.6)	(224.0)
Dividends paid per common share	0.76	1.01	1.72	1.62	1.50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Net Sales

	Year Ended December 31,
(In millions)	2010	% Change vs. Prior Year	2009	% Change vs. Prior Year	2008
Spirits	$2,665.9	7.9%	$2,469.6	(0.5)%	$2,480.9
Home & Security	3,234.0	7.6	3,006.8	(20.0)	3,759.1
Golf	1,241.6	1.9	1,218.3	(11.0)	1,368.9
NET SALES	$7,141.5	6.7%	$6,694.7	(12.0)%	$7,608.9

	Operating Income and Net Income

	Year Ended December 31,
(In millions)	2010	% Change vs. Prior Year	2009	% Change vs. Prior Year	2008
OPERATING INCOME:
Spirits	$544.3	12.3%	$484.7	(10.9)%	$543.7
Home & Security	222.0	155.2	87.0	118.7	(465.6)
Golf	88.7	254.8	25.0	(80.0)	125.3
Corporate expenses	(91.1)	0.4	(91.5)	(58.3)	(57.8)
OPERATING INCOME	$763.9	51.2%	$505.2	247.0%	$145.6
Less:
Interest expense	213.8	(0.9)	215.8	(9.0)	237.1
Other (income) expense, net	(37.5)	—	6.0	—	(279.9)
Income taxes	91.6	152.3	36.3	(62.0)	95.6
INCOME FROM CONTINUING OPERATIONS	$496.0	100.7%	$247.1	166.3%	$92.8
Income from discontinued operations	—	—	—	—	152.5
NET INCOME	$496.0	100.7%	$247.1	0.7%	$245.3
Less: Noncontrolling interests	8.4	95.3	4.3	106.5	(65.8)
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$487.6	100.8%	$242.8	(22.0)%	$311.1

CONSOLIDATED

Summary

Fortune Brands is a holding company with operating companies that make and sell leading consumer branded products worldwide in the following markets: distilled spirits, home and security, and golf products. We strive to enhance shareholder value in a variety of ways, including:

>	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

>	positioning our brands and businesses to outperform their respective markets by:

—	developing innovative new products and effective marketing programs,

—	expanding customer relationships,

—	extending brands into adjacent categories, and

—	developing international growth opportunities,

>	pursuing business improvements by operating lean and flexible supply chains and business processes,

>	promoting organizational excellence by developing winning cultures and associates,

>	leveraging our breadth and balance and financial resources to drive shareholder value, and

>	pursuing investments with the highest return opportunities.

While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions, joint ventures and other strategic alternatives. In addition, we seek to enhance shareholder value through other initiatives, such as using our financial resources to pay dividends and repurchase shares, when deemed appropriate. Our current priority is to pay down debt.

On December 8, 2010, we announced that the Board of Directors approved in principle a separation of the Company’s three business segments (Proposed Separation). The broad plan includes: the continuation of Fortune Brands as an independent, publicly-traded company focused solely on the Spirits business; the tax-free spin-off to shareholders of the Home & Security business into an independent publicly-traded company; and exploring the sale or tax-free spin-off of the Golf business. The Company currently expects to complete the transactions by the end of 2011. While over the years the benefits of breadth and balance of our portfolio have facilitated the building of three large, leading and profitable consumer businesses, each business has now reached a point of strength and scale coming out of the recent economic downturn where we believe the benefits of focus are substantially greater. As separate businesses, we believe we will significantly enhance each business’s long-term growth and return prospects as well as offer substantially greater total long-term value to shareholders. Focused capital structures and share ownership for each business will create even greater strategic flexibility to pursue profitable organic growth investments as well as to compete for high return acquisitions. In addition, dedicated management teams and boards of directors for each business will enable faster and more effective operational and strategic decision-making. Lastly, as standalone companies concentrated on building brands and outperforming their respective consumer categories, each business will be able to provide targeted equity-based incentive compensation that will be a more effective management tool to attract, motivate and retain key employees. For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Item 1A. Risk Factors.”

Certain items had a significant impact on our results in 2010, 2009 and 2008. These included the impact of changes in foreign currency exchange rates, acquisition and disposition-related items, restructuring and other charges, and income tax-related items.

In 2010, financial results included:

>	The favorable impact of foreign currency changes compared to 2009 of approximately $90 million on net sales, $40 million on operating income and $30 million on net income (approximately $0.20 per diluted share),

>	Lower net sales as a result of the sale of the Cobra golf brand and related assets ($52.4 million) and certain non-strategic spirits brands (approximately $16 million),

>	Restructuring and other charges of $41.3 million before tax ($19.5 million after tax or $0.13 per diluted share),

>	The net loss on the sale of certain non-strategic brands and related assets (Cobra golf brand, local German spirits brands and Cockburn port brand) of $4.7 million before tax ($9.2 million after tax, or $0.05 per diluted share),

>	Costs related to the Proposed Separation of $2.3 million ($1.5 million after tax or $0.01 per share), and

>	Income-tax related credits of $83.5 million ($0.54 per diluted share) related to the resolution of routine foreign and U.S. income tax audit examinations.

In 2009, financial results included:

>	The unfavorable impact of foreign currency changes compared to 2008 of approximately $135 million on net sales and $30 million on both operating income and net income (approximately $1.85 per diluted share),

>	The incremental impact of the acquisitions on net sales ($106 million), including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium, our prior international spirits sales and distribution joint venture,

>	Restructuring and other charges of $121.2 million before tax ($71.7 million after tax or $0.47 per diluted share),

>	Asset impairment charges related to the Spirits business’s indefinite-lived tradenames of $92.5 million ($66.8 million after tax or $0.44 per diluted share), and

>	A gain related to a dividend distribution from our Maxxium investment of $12.5 million (or $0.08 per diluted share).

In 2008, financial results included:

>	Restructuring and other charges of $119.2 million before tax ($73.5 million after tax or $0.48 per diluted share),

>	Asset impairment charges related to both the Home & Security and Spirits businesses of $785.5 million ($659.4 million after tax or $4.29 per diluted share),

>	The write-down of the Maxxium international spirits distribution joint venture investment of $50.5 million ($51.2 million after tax or $0.33 per diluted share),

>	An after-tax gain resulting from the repurchase of the Beam Global minority interest of $81.8 million ($0.53 per diluted share),

>	A gain on the termination of the Future Brands U.S. spirits distribution joint venture of $233.7 million ($145.9 million after tax or $0.95 per diluted share),

>	An accelerated Future Brand deferred gain of $72.0 million ($44.9 million after tax or $0.29 per diluted share),

>	Vin & Sprit Group (V&S) auction process costs of $8.2 million ($5.2 million after tax or $0.03 per diluted share), and

>	Tax-related credits of $98.2 million ($0.64 per diluted share).

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.3 million ($10.0 million after tax). In 2009, full year Cobra net sales were approximately $130 million. In August 2010, we sold certain non-strategic German spirits brands and related assets. We recorded a pre-tax loss of $8.6 million ($12.4 million after tax). In December 2010, we sold the Cockburn port brand and inventory. As a result, we recorded a pre-tax loss of $7.4 million ($6.8 million after tax) on the sale. The proceeds from the two spirits transactions totaled $49.2 million.

In 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% of the interests in seven subsidiaries of Maxxium, our former international spirits sales and distribution joint venture. In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five Maxxium joint venture entities.

In addition, in 2009, we acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to the Sazerac Company, Inc.

In 2008, we repurchased the 10% noncontrolling interest in our Spirits business from V&S for $455.0 million. We also redeemed the 49% interest in our Spirits business’s U.S. distribution joint venture held by V&S. In a related transaction, we received $230.0 million from Pernod Ricard S.A. (Pernod Ricard) for early termination of the U.S. distribution agreement with V&S subsequent to its acquisition by Pernod Ricard. In addition, in 2008 we acquired the premium Cruzan rum business from Pernod Ricard for $103.2 million in cash.

In 2011, we expect to:

>	remain focused on our initiatives designed to outperform our markets,

>	benefit from the strength of our brands and new products across all segments, and

>	continue targeted brand-building investment, as well as innovation and expansion into new markets, including international growth opportunities in all of our segments.

We have also identified certain risks and challenges that may impact our businesses in 2011 including:

>	current economic conditions, including the gradual and uneven recovery in consumers’ discretionary spending and trading down to lower-priced products,

>	continuing uncertainty with regard to the overall U.S. home products market, and

>	changes in foreign exchange rates.

For a more detailed discussion of these and other risk factors that may impact our business, results of operations, cash flows or financial condition, see “Item 1A. Risk Factors.”

RESULTS OF OPERATIONS

2010 Compared to 2009

Net sales

Net sales increased $446.8 million, or 7%, to $7.1 billion, primarily due to:

>	higher sales in the Home & Security business due to expanding relationships with key customers, new product introductions, and more stable market conditions in the U.S.,

>	increased sales in the Spirits business in the U.S. and internationally benefiting from new product introductions, market growth and increased strategic investment, as well as higher excise taxes ($81.7 million),

>	increased Titleist and FootJoy brand golf sales across all product lines, and

>	the benefit of favorable foreign exchange (approximately $90 million).

Sales were unfavorably impacted by the sale of the Cobra golf product line (approximately $52 million) and certain non-strategic spirits brands (approximately $16 million).

Cost of products sold

Cost of products sold increased $137.9 million, or 4%, primarily due to higher sales across all segments and increased raw material and transportation costs (approximately $35 million, predominantly in the Home & Security business), partially offset by lower other charges related to restructuring programs in 2010 compared to 2009 ($24.8 million, primarily in the Home & Security business), and the impact of cost reduction programs, mainly in the Home & Security and Golf segments.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits increased $81.7 million, primarily due to the impact of the acquisition and consolidation of former Maxxium joint venture entities in April 2009 on the first quarter of 2010, a change in selling terms with a major customer in Australia, and higher U.S. sales volume.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $113.6 million, or 6%, primarily due to increased sales and higher levels of advertising and promotion spending in all segments to support long-term growth and new product launches and new business, as well as first quarter costs associated with our Spirits business’s new international sales and distribution structures.

Restructuring charges

In 2010, we recorded restructuring charges of $26.1 million related to additional organizational streamlining initiatives in the Spirits business ($15.4 million), product line integration and facility consolidations in the Home & Security business ($8.0 million), and facility consolidations in the Golf business ($2.7 million). These charges consisted of $21.7 million for workforce reductions and $4.3 million for fixed asset write-downs and other costs.

In 2009, we recorded restructuring charges of $81.9 million. These charges related to workforce reductions across all segments ($60.2 million), including the announced closure of seven Home & Security manufacturing facilities in the U.S., the closure of a golf shoe manufacturing facility, and the announced closure of a spirits facility in 2010. Fixed asset write-downs totaled $10.3 million. In addition, we recorded $11.4 million for lease contract termination and other costs, as well as reductions in general and administrative costs and charges associated with our Spirits business repositioning.

Loss on sale of brands and related assets, net

In April 2010, we sold the Cobra golf product line to PUMA North America, Inc. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.3 million. In August 2010, we sold certain non-strategic German spirits brands and related assets. We recorded a pre-tax loss of $8.6 million in connection with the sale. In December 2010, we sold the Cockburn port brand and U.S., U.K. and Portugal inventory. We recorded a pre-tax loss of $7.4 million in connection with the transaction.

Operating income

Operating income increased $258.7 million, or 51%, to $763.9 million, primarily due to higher net sales in all segments, lower restructuring and other charges ($77.6 million), the favorable impact of foreign currency rates (approximately $40 million), and reduced cost structures in the Home & Security and Golf businesses. Operating income was unfavorably impacted by higher advertising and promotion spending, higher raw material and transportation costs, and increased operating costs associated with our new international sales and distribution structures in the Spirits business.

Interest expense

Interest expense decreased $2.0 million, or 1%, due to lower average borrowings, partially offset by higher average interest rates.

Other (income) expense, net

Other (income) expense, net, was income of $37.5 million in 2010 compared to expense of $6.0 million in 2009, primarily due to income recognized upon receipt of tax indemnification payments of $37.1 million from Pernod Ricard in connection with Spanish income tax audit settlements. Other (income) expense, net, also includes non-operating income and expense, such as interest income, transaction gains/losses related to foreign currency-denominated transactions, and losses on the early extinguishment of debt.

Income taxes

Our effective income tax rates for the twelve months ended December 31, 2010 and 2009 were 15.6% and 12.8%, respectively. The effective tax rate in 2010 was favorably impacted due to the final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification income received in connection with the settlement of the Spanish income tax audit. The effective tax rate in 2010 was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income. Our effective income tax rate in 2009 was favorably impacted by tax benefits from restructuring and other charges relative to the lower-taxed income before these charges.

During 2010, the Spanish tax authorities issued three assessments of tax and/or interest to our Spanish spirits companies, which include the assets acquired from Pernod Ricard in July 2005. The assessments related to the 1988-1990 and 2004-2006 periods, the majority of which related to pre-acquisition tax years. The Spanish tax authorities issued net assessments of approximately $42.2 million ($27.5 million for tax and $14.7 million for related interest), which were paid in July, October and December 2010. Pursuant to the acquisition agreement, we negotiated and received $37.1 million in tax indemnification payments from Pernod Ricard related to the above assessments and recorded these payments in other (income) expense, net. The net difference represents items for which the Company will receive future income tax benefits.

Also during 2010, the Company settled its 2004-2005 IRS audit appeal and the IRS concluded its routine examinations of the Company’s 2006-2007 tax years.

As a result of the resolution of the U.S. and Spanish audit examinations, we recorded approximately $46.5 million of previously unrecognized tax benefits (net of current and deferred taxes) in our provision for income taxes.

Noncontrolling interests

Noncontrolling interest expense was $8.4 million and $4.3 million for the twelve months ended December 31, 2010 and 2009, respectively. The increase is due to higher earnings in consolidated subsidiaries for which there is a noncontrolling interest.

Income attributable to Fortune Brands common stockholders

Income from continuing operations was $487.6 million, or $3.20 per basic share and $3.16 per diluted share, for the twelve months ended December 31, 2010. These results compared to $242.8 million, or $1.61 per basic share and $1.60 per diluted share, for the twelve months ended December 31, 2009. The $244.8 million increase in income was primarily due to higher operating income, as well as the favorable resolution of U.S. and international tax audits ($83.5 million in total).

2009 Compared to 2008

Net Sales

Net sales decreased $914.2 million, or 12%, to $6.7 billion primarily due to:

>	the impact of the slowdown in the global economy and reduced consumer discretionary spending on all of our businesses,

>	the downturn in the U.S. home products markets and its impact on our Home & Security business, and

>	unfavorable impact of changes in foreign exchange rates (approximately $135 million).

Sales benefited from:

>	the impact of acquisitions (approximately $106 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium, our former international spirits sales and distribution joint venture),

>	newly introduced products and line extensions in all segments,

>	selected price increases in the Spirits and Home & Security businesses and

>	market share gains, principally in the Home & Security and Golf segments.

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

Restructuring charges

In the twelve months ended December 31, 2009, we recorded restructuring charges of $81.9 million. These charges related to workforce reductions across all segments ($60.2 million), including the announced closure of seven Home & Security manufacturing facilities in the U.S., the closure of a golf shoe manufacturing facility, and the announced closure of a spirits facility. Fixed asset write-downs totaled $10.3 million. In addition, we recorded $11.4 million for lease contract termination and other costs, as well as reductions in general and administrative costs and charges associated with our Spirits business repositioning.

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

Operating income

Operating income increased $359.6 million, or 247%, primarily due to lower asset impairment charges ($693.0 million), and to a lesser degree from reduced cost structures and lower advertising promotion spending. Operating income was unfavorably impacted by lower sales and related adverse operating leverage, higher costs in our Spirits business associated with our enhanced sales and distribution structures, unfavorable foreign currency (approximately $30 million), and an unfavorable comparison to a lower level of incentive compensation in 2008.

Interest expense

Interest expense decreased $21.3 million, or 9%, to $215.8 million, primarily due to lower average interest rates.

Other (income) expense, net

Other expense increased $285.9 million to net expense of $6.0 million, predominantly due to the absence of the following items which were recognized in 2008:

>	income of $230.0 million from Pernod Ricard for the early termination of the Future Brands U.S. spirits distribution agreement,

>	$72.0 million of remaining unamortized deferred income from the initial establishment of the Future Brands U.S. spirits distribution arrangement, and

>	deferred income of $20.3 million related to Future Brands as a result of the purchase of the remaining balance of the noncontrolling interest in September 2008.

Other (income) expense, net, benefited from a $12.5 million gain on a Maxxium dividend distribution and the absence of a 2008 $50.5 million write-down of our investment in Maxxium that was recorded to reflect our share of a goodwill write-down recorded in the financial statements of Maxxium. Other (income) expense, net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

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

Noncontrolling interests

Noncontrolling interest expense was $4.3 million in 2009 compared to income of $65.8 million in 2008. The unfavorable change $70.1 million was primarily due to the $87.9 million gain recorded in 2008 from a reduction in the fair value of the noncontrolling interest in the Spirits business repurchased in July 2008, partially offset by absence of $9.8 million of preferred dividends paid to the noncontrolling interest and expenses associated with the repurchase of the noncontrolling interest.

Income from continuing operations attributable to common stockholders

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

RESULTS OF OPERATIONS BY SEGMENT

Spirits

2010 Compared to 2009

Net sales increased $196.3 million, or 8%, to $2,665.9 million. Excise taxes included in net sales, which have no net impact on operating income, increased by $81.7 million, principally due to our new international distribution structure, a change in selling terms with a major customer in Australia that required the inclusion of excise taxes in net sales, and higher U.S. sales volume. Excluding the impact of excise taxes, net sales increased $114.6 million, or 6%. Net sales increased primarily due to higher sales volume in the U.S. and internationally, benefiting from new product introductions, market growth and increased strategic investment. Foreign exchange also favorably impacted net sales by approximately $20 million. These increases were partially offset by the unfavorable impact of divesting certain non-strategic brands (approximately $16 million).

Operating income increased $59.6 million, or 12%, to $544.3 million. Certain items had a significant impact on the change in operating income, including the absence of a $92.5 million impairment charge that occurred in 2009, 2010 losses on the sale of certain non-strategic brands ($16.0 million) and lower restructuring and other charges ($4.3 million). Excluding these items, Spirits operating income decreased by $21.2 million, or 3%. This decrease was due to higher strategic investment, including advertising and promotion expense, selling and distribution costs associated with our new international sales and distribution structures, and price reductions as a result of proactive price repositioning, primarily in economy vodkas, tequila and in Australia. We expect to incur additional restructuring and other charges of approximately $10 million over the next twelve to eighteen months related to our previously announced initiatives.

In August 2010, we sold certain non-strategic German spirits brands and related assets. We recorded a pre-tax loss of $8.6 million ($12.4 million after tax) in connection with the sale. In December 2010, we sold the Cockburn port brand and U.S., U.K. and Portugal inventory. As a result, we recorded a pre-tax loss of $7.4 million ($6.8 million after tax) on the sale. The proceeds from these two dispositions were $49.2 million.

The long-term demographic trends are favorable for the continued growth of western premium spirits. We believe the continued focus on the best growth and return opportunities, as well as our increased investment in innovation, advertising, and more effective routes to market, position us well for long-term growth. Factors that could adversely affect future results in our Spirits business include competitive pricing and other activities, reductions in customer inventory levels, potential reduction of government financial incentives related to our rum production, increases in commodity and energy prices, future excise and other tax increases, continued consolidation in the distributor and retail tiers, increased regulatory enforcement, and potential impairment charges.

2009 Compared to 2008

Net sales were flat in 2009 compared to 2008 due to higher U.S. sales offset by lower international sales. Net sales in the U.S. were higher due to the benefit of acquisitions (approximately $106 million, including Cruzan rum and sales of third party brands within distribution businesses acquired from Maxxium), higher pricing, the introduction of new products, and our U.S. distributor program, which has resulted in more stable wholesale inventory levels. U.S. net sales were unfavorably impacted by weak industry conditions. International net sales decreased on unfavorable foreign exchange (approximately $50 million). In addition, net sales were lower on a constant currency basis in certain markets largely due to economic weakness in Western Europe and Mexico, the impact of a 2008 Australian excise tax increase on ready-to-drink products, and a change in distributors in Mexico.

Operating income decreased $59.0 million, or 11%, to $484.7 million. Operating income was lower due to higher tradename impairment charges ($92.5 million in 2009 compared to $27.2 million in 2008), increased operating costs associated with our enhanced U.S. and international sales and distribution structures (approximately $40 million) and unfavorable foreign exchange (approximately $10 million). Operating income benefited from lower advertising and promotional spending, select price increases, and lower restructuring and other charges ($33.3 million).

The Spirits business had indefinite-lived tradenames with a carrying value of $1,905.4 million as of December 31, 2009. In connection with our regular annual impairment testing in the fourth quarter of 2009, we recorded impairment charges of $92.5 million, primarily related to the indefinite-lived tradename for Sauza tequila, reducing the book value of the impaired brands to $782.8 million in aggregate. Because these tradenames were acquired in 2005, their fair value more closely approximates their book value. The Company remains confident in the long-term growth prospects for our Spirits brands; however, generally accepted accounting principles require that indefinite-lived tradenames be valued based on their current fair value if that value is below book value. The impairment charges were recorded to reflect a decline in the estimated fair value of these impaired tradenames below their book value in accordance with the authoritative guidance on goodwill and other intangibles assets (ASC 350). For the impaired tradenames, we believed the fair value declined below book value primarily due to the combined effect of the economic downturn on sales in key geographic markets, particularly Mexico and the U.S., and the expectation of more moderate market growth rates for the overall tequila spirits category for the foreseeable future. We estimate fair value using a standard relief-from-royalty method which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party. This method is consistent with the method we have employed in prior periods and the method employed to value the tradenames at the date of their original acquisition. In our methodology, the most important judgments and estimates that influence a tradename’s fair value include the expected branded product sales included in our operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal value, revenue growth rates, and the weighted average cost of capital.

In October of 2009, we entered into a long-term agreement with the U.S. Virgin Islands to continue to produce rum on St. Croix. The mutually beneficial agreement was structured to promote increased tax revenue for the U.S. Virgin Islands and to provide cost effective production of rum for our Spirits business.

In September 2008, Beam Global Spirits & Wine, Inc. (BGSW) and The Edrington Group Ltd. (TEG) entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. Operations under the new alliance began on April 1, 2009. This alliance simplified our international routes to market and gave us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-

owned distribution companies distribute both companies’ products and third party products in certain other markets. Prior to April 1, 2009, BGSW was a 25% partner in the Maxxium international sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), V&S and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the Maxxium joint venture and BGSW became a 50% owner of Maxxium with TEG.

Home & Security

2010 Compared to 2009

Net sales increased $227.2 million, or 8%, to $3,234.0 million. The increase was primarily due to expanding relationships with key customers and new product introductions, including offerings at new price points, as well as more stable market conditions in the U.S. home products market, and favorable foreign exchange rates (approximately $40 million).

Operating income increased $135.0 million to $222.0 million, primarily due to higher sales and the benefit of favorable operating leverage, as well as cost savings from prior year restructuring initiatives. In addition, operating income benefited from lower restructuring and other charges ($39.5 million) due to the completion of many of the 2009 projects that were undertaken to reduce manufacturing capacity and administrative costs. Foreign currency changes favorably impacted operating income by approximately $15 million. Operating income was unfavorably impacted by higher raw material and transportation costs (approximately $35 million), as well as costs to support new business.

We believe that the U.S. home product market recovery will continue to be gradual and uneven. We expect near term results will continue to be challenging as consumers remain cautious. The recovery of the U.S. home products market will depend on employment, home prices and credit availability, and the rate of foreclosures. In addition, we expect costs may be higher for raw material and transportation, as well as investments to support the rollouts of new business. Over the long term, we believe the market will benefit from favorable population and immigration trends that will drive demand for new housing units and that aging housing stock will continue to need to be remodeled or repaired.

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

Operating income increased $552.6 million to income of $87.0 million, primarily due to asset impairment charges recorded in 2008 that did not recur in 2009 ($758.3 million) and cost reduction and supply chain improvements in all areas of the business in 2009. These were partially offset by continuing adverse operating leverage from substantially lower sales and an unfavorable mix shift. Restructuring and other charges were slightly lower in 2009 ($52.0 million in 2009 compared to $55.6 million in 2008). In 2009, we announced the closure of seven plants in addition to six closures announced in 2008.

Since December 31, 2006, we have reduced the number of Home & Security segment manufacturing facilities and positions by approximately 40%. Headcount reductions have been implemented across all levels of the organization.

Golf

2010 Compared to 2009

Net sales increased $23.3 million, or 2%, to $1,241.6 million. Excluding the impact of the April 2010 sale of the Cobra golf product line (approximately $52 million) and favorable foreign exchange (approximately $30 million), net sales increased $43.9 million, or 4%, on higher Titleist and FootJoy brand sales.

Operating income increased $63.7 million to $88.7 million due to lower restructuring and other charges ($32.4 million), favorable foreign exchange rates (approximately $20 million), and a pre-tax gain on the sale of the Cobra golf product line of $11.3 million. Operating income was adversely impacted by higher advertising expense and increased selling and marketing spending to support long-term growth in key Asian markets.

While we expect golfers to remain cautious in their purchases of equipment, we expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play increase with age and retirement) and the increasing popularity of golf internationally.

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million to concentrate our resources behind the growth of our Titleist and FootJoy brands. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. In 2009, Cobra net sales were approximately $130 million. In connection with a transition services agreement with PUMA North America, Inc., we expect to record revenues and distribute Cobra products in select international markets through March 31, 2011.

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, both the USGA and the R&A have enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. More recently, they adopted a rule change to allow greater adjustability in golf clubs, which went into effect on January 1, 2008. In August 2008, the USGA and R&A adopted a rule change, effective January 1, 2010, further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change will not apply to most golfers until January 1, 2024. However, it was implemented on professional tours beginning in 2010 and will be implemented in other elite amateur competitions beginning in 2014. All products manufactured after December 31, 2010 must comply with the new groove specification. Existing rules and any new rules could change the industry’s ability to innovate and deploy new technologies, as well as impact the competitive dynamic among industry participants, potentially impacting our Golf business.

2009 Compared to 2008

Net sales decreased $150.6 million, or 11%, to $1,218.3 million, primarily due to the impact of decreased demand in the U.S. and Western Europe, particularly golf clubs and custom golf balls, as well as the impact of unfavorable foreign exchange rates (approximately $50 million). Net sales benefited from market share gains and a double-digit percentage increase in constant currency sales in Asian markets.

Operating income decreased $100.3 million, or 80%, to $25.0 million primarily due to lower sales and related unfavorable operating leverage, restructuring and other charges of $35.2 million, mainly related to workforce reductions and the closure of a footwear manufacturing facility, unfavorable foreign currency (approximately $20 million), and higher incentive compensation expense. Operating income benefited from cost recovery actions and lower operating expenses, including reduced advertising and promotion, and lower discretionary expenses.

Corporate

2010 Compared to 2009

Corporate expenses of $91.1 million, which include salaries, benefits and expenses related to corporate office employees, decreased $0.4 million. This decrease is primarily due to the absence of pension settlement costs and expenses associated with the disposition of fixed assets during 2009, partially offset by higher share-based compensation in 2010 compared to a lower level of incentive compensation in 2009. In 2011, excluding business separation costs, we expect Corporate expenses will be approximately $80 million as a result of lower expenses related to stock-based and incentive compensation costs.

2009 Compared to 2008

Corporate expenses of $91.5 million, which include salaries, benefits and expenses related to corporate office services and employees, increased $33.7 million primarily due to an unfavorable comparison to a low level of incentive compensation in 2008, pension settlement costs, and expenses associated with the disposition of fixed assets.

Business Separation Costs

Business separation costs are external costs directly related to implementing the Proposed Separation of the Company’s three businesses. These costs predominately consist of required financial, legal, and related advisory fees. The Company estimates it may incur business separation costs of $50 million to $60 million during 2011.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our internally generated funds, together with access to global credit markets and availability under our existing revolving credit agreement, are adequate to meet our long-term and short-term liquidity and capital needs. Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases, when deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. Our current priority is paying down debt. However, we cannot predict whether or when we may enter into acquisition, disposition, joint venture or other strategic transactions, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. In addition, the Company cannot predict the impact that the Proposed Separation may have on our future liquidity or capitalization. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section titled “Item 1A. Risk Factors.”

Liquidity and Capitalization

Total debt decreased $183.7 million during the year ended December 31, 2010 to $4.3 billion. During the second quarter of 2010, we repurchased $159.4 million of notes due January 15, 2011. The remainder of the decrease was primarily due to a change in foreign currency rates. The ratio of total debt to total capital decreased to 43.0% at December 31, 2010 from 46.7% at December 31, 2009, primarily due to the lower debt level, higher equity resulting from 2010 net income, and our first quarter 2010 stock contribution to the defined benefit pension plans, partially offset by dividends paid.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of December 31, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any impairment charges. As of December 31, 2010, we were in compliance with these ratios by a wide margin. We believe the possibility of violating any of these financial covenants is remote.

We believe that our unused committed credit facility provides sufficient liquidity to fund our current operating and financing needs. We believe our credit facility was arranged with a strong and diversified group of financial institutions.

In the first quarter of 2011, the Company entered into uncommitted lines of credit totaling $200 million for seasonal working capital and other needs. One of the uncommitted lines of credit references the financial ratio covenant in the revolving credit agreement.

In June 2009, we issued long-term debt securities of $500 million under our shelf registration statement filed with the SEC. The 6 3/8% Notes will mature in June 2014. Net proceeds of $496.7 million were less price discounts of $0.3 million and underwriting fees of $3.0 million. Proceeds were used to pay down balances on our revolving credit facility.

In November 2009, we issued long-term debt securities of $400 million under our shelf registration statement filed with the Securities and Exchange Commission. The 3% Notes mature in June 2012. Net proceeds of $398.4 million were less price discounts of $0.4 million and underwriting fees of $1.2 million. Proceeds were used to pay off our three year term loan.

During the second quarter of 2010, we repurchased outstanding notes with a face value of $159.4 million that were scheduled to mature on January 15, 2011. A loss on the repurchase of $4.4 million was recognized in other (income) expense, net. In January 2011, we repaid the remaining $590.6 million of outstanding notes that matured on January 15, 2011 using cash on hand.

On April 28, 2009, we announced a reduction in the indicative annual dividend rate on our common stock from $1.76 per share to $0.76 per share to align our dividend with our historical payout ratio range. We believe that this was a prudent course of action given the economic environment and is in the best long-term interest of our shareholders. We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section titled “Item 1A. Risk Factors.”

We have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings to non-investment grade or a renewed global economic decline or credit crisis may impact our access to long-term capital markets, increase interest rates on some of our corporate debt, and weaken operating cash flow and liquidity, potentially adversely impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2010, 2009 and 2008.

(In millions)	2010	2009	2008
Net cash provided by operating activities	$770.6	$866.3	$817.6
Net cash used in investing activities	(73.0)	(213.2)	(274.2)
Net cash used in financing activities	(248.5)	(432.3)	(555.8)
Effect of foreign exchange rate changes on cash	(1.6)	33.1	(28.0)
Net increase (decrease) in cash and cash equivalents	$447.5	$253.9	$(40.4)

Management believes that free cash flow provides investors with useful supplemental information about our ability to fund internal growth, make acquisitions, repay debt, pay dividends and repurchase common stock. Free cash flow, as shown below, is cash from operating activities less net capital expenditures (capital expenditures less proceeds from the sale of assets, including property, plant and equipment). Free cash flow is not a measure derived in accordance with U.S. generally accepted accounting principles (GAAP) and may not be consistent with similar measures presented by other companies.

(In millions)	2010	2009	2008
Net cash provided by operating activities	$770.6	$866.3	$817.6
Capital expenditures	(223.0)	(157.5)	(176.3)
Proceeds from the disposition of assets	142.4	15.9	19.2
Free cash flow	$690.0	$724.7	$660.5

Net cash provided by operating activities was $770.6 million for the twelve months ended December 31, 2010 compared to $866.3 million for the same period last year. The decrease in cash provided of $95.7 million was primarily due to higher accounts receivable due to increased sales and higher inventory levels in our Home & Security and Golf businesses to support anticipated growth and new product introductions in 2011, partially offset by higher net income.

Net cash used in investing activities for the twelve months ended December 31, 2010 decreased by $140.2 million to $73.0 million, compared with cash used in investing activities of $213.2 million in the same period last year. This change was primarily due to proceeds from 2010 asset sales including dispositions of the Cobra golf product line, certain German spirits brands and related assets and the Cockburn port brand. These high cash receipts were partially offset by higher capital expenditures ($65.5 million). In addition, net cash used in investing activities in 2009 included:

>	the purchase of the Beam international sales and distribution companies in April 2009 (approximately $66 million net of cash acquired),

>	approximately $42 million to acquire 50% ownership in five other Maxxium joint ventures, and

>	a return of our investment from Maxxium (approximately $58 million).

Net cash used in financing activities for the twelve months ended December 31, 2010 was $248.5 million, compared to $432.3 million in the same period last year. The decrease in cash used of $183.8 million was primarily due to lower debt repayments ($122.2 million, net of issuance of debt), lower dividends paid in 2010 ($36.0 million) and higher cash from the exercise of stock options ($33.7 million).

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

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $947.4 million as of December 31, 2010 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but not yet clearly associated with a specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $81.9 million and $72.0 million as of December 31, 2010 and 2009, respectively. The current conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at December 31, 2010 was $66.4 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We have met all of our U.S. minimum funding requirements for 2010. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006. As of December 31, 2010, the fair value of our total pension plan assets was $989.4 million, representing 93% of the accumulated benefit obligation liability.

Foreign Exchange

We have investments in various foreign countries, principally Australia, Canada, Mexico, Spain, the U.K. and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars. In addition, we have euro-denominated long-term debt outstanding. See Note 7, “Debt and Financing Arrangements,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Interest Rates

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. In the fourth quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In the second quarter of 2009, we entered into interest rate swaps with an aggregate notional principal amount of $500 million. Interest rate swaps outstanding at December 31, 2010 and 2009 had a notional value totaling $900 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). In the second quarter of 2008, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In October 2008, we terminated and settled the 2008 interest rate swap agreements and recorded a $15.6 million gain that is being amortized to income as reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding as of December 31, 2008.

The fair market value of long-term fixed interest rate debt is impacted by interest rate risk and credit risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $4,228.0 million and $4,413.3 million total long-term debt (including current portion) at December 31, 2010 and 2009 was approximately $4,323.6 million and $4,433.0 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers with respect to interest rates considering credit ratings and the remaining terms to maturity.

Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.0 million (approximately $12.0 million), Denview Ltd. in the amount of €9.0 million (approximately $12.0 million), and Maxxium Cyprus Ltd., in the amount of €4.0 million (approximately $5.4 million), reflecting our ownership in the joint ventures with TEG. The liability related to these guarantees is not material. BGSW and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $20.1 million).

We also guarantee a lease of ACCO World Corporation, the office products business we divested in a spin-off in 2005. The guaranteed lease payments total approximately $15.9 million through April 2013. The liability related to this guarantee is not material.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2010.

(In millions)	Payments Due by Period as of December 31, 2010

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$52.9	$52.9	$—	$—	$—
Long-term debt	4,228.0	590.6	1,399.6	500.0	1,737.8
Operating leases	189.4	55.5	77.1	37.3	19.5
Interest payments on long-term debt	1,398.0	182.6	322.7	202.0	690.7
Purchase obligations(a)	602.3	312.1	169.4	120.4	0.4
Pension and postretirement contributions(b)	16.4	16.4	—	—	—

(a)	Purchase obligations include: contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

(b)	Minimum required pension and postretirement contributions cannot be determined beyond 2011.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $134.5 million of unrecognized tax benefits as of December 31, 2010 has been excluded from the Contractual Obligations table above. See Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

In addition to the contractual obligations and guarantees and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2010. Other corporate commercial commitments include Standby Letters of Credit of $71.1 million, all of which will expire in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

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

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the years ended December 31, 2010, 2009 and 2008 deferred currency gains of $11.5 million, $22.0 million and $3.9 million, respectively, were reclassified to earnings. Based on the foreign exchange rates at December 31, 2010, we estimate that $8.4 million of currency derivative losses included in OCI as of December 31, 2010 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the U.S. dollar, Canadian dollar, the euro, the Australian dollar, the Japanese yen and the British pound. We are also exposed to foreign currency risk as a result of our euro-denominated debt. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. We also may, from time to time, enter into treasury rate locks and interest rate swaps to hedge the risk associated with fluctuation in interest rates related to anticipated issuances of new long-term debt. See Note 8, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, for more information about the management of our interest rate risk.

Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) amended the existing authoritative guidance on variable interest entities (ASC 810). This new authoritative guidance a) includes a new approach for determining when a variable interest entity (VIE) should be consolidated and b) changes when it is necessary to reassess who should consolidate a VIE. The new approach requires an enterprise to qualitatively assess the determination of the primary beneficiary (consolidator). The amendment is effective for interim and annual reporting periods beginning after November 15, 2009 (calendar year 2010 for Fortune Brands). Adoption of this standard did not have an impact on our financial statements or disclosures.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Consolidated Financial Statements are prepared in conformity with U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $81.9 million and $72.0 million as of December 31, 2010 and 2009, respectively.

Inventories

The first-in, first-out inventory method is our principal inventory method across all segments. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

Long-lived Assets

In accordance with authoritative guidance on property, plant, and equipment (ASC 360), a long-lived asset (including amortizable identifiable intangible assets) or asset group held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market participant basis.

Goodwill and Indefinite-lived Intangible Assets

In accordance with authoritative guidance on goodwill and other intangible assets (ASC 350), goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

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

ASC 350 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The Company has two indefinite-lived tradenames for which a 10% reduction in the fair value would trigger an impairment charge in future periods. These tradenames in the Spirits business had an aggregate book value of $652.4 million as of December 31, 2010. The significant estimates and assumptions that influence a tradename’s fair value include the expected branded product sales included in our operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal value, revenue growth rates, and the weighted average cost of capital.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

Pension and Postretirement Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets to calculate pension costs, recognizing each year’s asset gains or losses over a five-year period. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for pension and postretirement benefit liabilities as of December 31, 2010 and 2009 was 5.7% and 5.9%, respectively.

As required by U.S. GAAP, the effects of actuarial deviations from assumptions are generally accumulated and, if outside a specified corridor, amortized over the average remaining service period of the employees. The weighted average remaining service period for the pension plans at December 31, 2010 was approximately 10.3 years. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The total net actuarial losses for all pension and postretirement benefit plans were $408 million at December 31, 2010, a decrease of $21 million from December 31, 2009, primarily as a result of amortization of loss recognition in pension expense. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2010 and 2009, for postretirement medical and prescription drugs, our assumption was an assumed rate of increase of 7.5% in the next year, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year. Pension expenses were $38.9 million, $48.9 million, and $32.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, including net curtailment and settlement losses of $2.4 million, $17.6 million, and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Postretirement expenses were $4.0 million, $7.9 million and $8.8 million, respectively, for the years ended December 31, 2010, 2009 and 2008, including net curtailment gains of $0.1 million, and $2.6 million for the years ended December 31, 2009 and 2008, respectively. There were no curtailments in 2010. A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $4.3 million and $0.3 million, respectively, for 2011. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $2.5 million impact on pension expense.

Income Taxes

In accordance with authoritative guidance on income taxes (ASC 740), we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2010, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $134.5 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $5 million to $20 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

As a result of the Proposed Separation and related transactions, it is possible that tax assertions regarding permanent reinvestment of foreign earnings and assumptions with respect to the realization of certain deferred assets could change.

Customer Program Costs

Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote the sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “net sales” or the category “advertising, selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials and media costs. These costs are recorded at the latter of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Litigation Contingencies

Our businesses are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. In addition, our Golf business faces patent litigation that could result in significant costs as well as potentially impact our ability to sell products. Liabilities and costs associated with litigation related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC 450. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

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

Pending Litigation

See Note 24, “Pending Litigation,” to the Consolidated Financial Statements in Item 8 to this Form 10-K.

Environmental Matters

We are involved in numerous remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. As of February 4, 2011, several of our subsidiaries had been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws in 53 instances. Of these instances, 38 have been dismissed, settled or otherwise resolved. In calendar year 2010, one previously resolved matter was re-opened and re-settled, and we were identified as a PRP in two new instances, one of which was dismissed, settled or otherwise resolved. The average settlement was approximately $1,224. In most instances where we are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other potentially responsible parties or insurance, will not have a material adverse effect upon our results of operations, cash flows or financial condition. At December 31, 2010 and 2009, we had accruals of $21.3 million and $24.5 million, respectively, to cover environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

A hypothetical 100 basis point change in interest rates affecting the Company’s variable rate borrowings would impact pre-tax interest expense by $9.8 million.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (VAR) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss from the Company’s foreign currency exchange contracts using the VAR model was $5.1 million and $5.5 million at December 31, 2010 and 2009, respectively. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statement of Income	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2010	2009	2008
NET SALES	$7,141.5	$6,694.7	$7,608.9
Cost of products sold	3,688.4	3,550.5	4,044.8
Excise taxes on spirits	571.0	489.3	503.8
Advertising, selling, general and administrative expenses	2,055.2	1,941.6	1,997.8
Amortization of intangible assets	32.2	33.7	49.6
Restructuring charges	26.1	81.9	81.8
Asset impairment charges	—	92.5	785.5
Loss on the sale of brands and related assets, net	4.7	—	—
OPERATING INCOME	763.9	505.2	145.6
Interest expense	213.8	215.8	237.1
Other (income) expense, net	(37.5)	6.0	(279.9)
Income from continuing operations before income taxes	587.6	283.4	188.4
Income taxes	91.6	36.3	95.6
Income from continuing operations, net of tax	$496.0	$247.1	$92.8
Income from discontinued operations, net of tax	—	—	152.5
NET INCOME	$496.0	$247.1	$245.3
Less: Noncontrolling interests	8.4	4.3	(65.8)
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$487.6	$242.8	$311.1
AMOUNTS ATTRIBUTABLE TO FORTUNE BRANDS
Income from continuing operations, net of tax	$487.6	$242.8	$158.6
Income from discontinued operations, net of tax	—	—	152.5
Net income attributable to Fortune Brands	$487.6	$242.8	$311.1
EARNINGS PER COMMON SHARE
Basic
Continuing operations	$3.20	$1.61	$1.04
Discontinued operations	—	—	1.01
Net income	$3.20	$1.61	$2.05
Diluted
Continuing operations	$3.16	$1.60	$1.03
Discontinued operations	—	—	0.99
Net income	$3.16	$1.60	$2.02
DIVIDENDS PAID PER COMMON SHARE	$0.76	$1.01	$1.72
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	152.4	150.3	151.7
Diluted	154.3	151.8	153.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Fortune Brands, Inc. and Subsidiaries

	December 31

(In millions, except per share amounts)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$864.7	$417.2
Accounts receivable from customers less allowances for discounts, doubtful accounts and returns	917.2	906.7
Accounts receivable from related parties	30.2	42.3
Inventories	2,088.3	2,016.6
Other current assets	442.6	488.9
TOTAL CURRENT ASSETS	4,343.0	3,871.7
Property, plant and equipment, net of accumulated depreciation	1,432.1	1,467.9
Goodwill resulting from business acquisitions	3,602.4	3,576.5
Other intangible assets, net of accumulated amortization	3,048.9	3,188.4
Investments in affiliates	51.9	49.8
Other assets	197.0	216.3
TOTAL ASSETS	$12,675.3	$12,370.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$52.9	$51.3
Current portion of long-term debt	590.6	—
Accounts payable to vendors	476.0	440.6
Accounts payable to related parties	37.4	27.9
Other current liabilities	950.0	943.8
TOTAL CURRENT LIABILITIES	2,106.9	1,463.6
Long-term debt	3,637.4	4,413.3
Deferred income taxes	662.2	642.9
Accrued pension and postretirement benefits	332.2	451.3
Other non-current liabilities	248.6	293.8
TOTAL LIABILITIES	6,987.3	7,264.9
Equity
Fortune Brands stockholders’ equity $2.67 Convertible Preferred stock	4.9	5.2
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	820.2	755.6
Accumulated other comprehensive loss	(172.0)	(211.8)
Retained earnings	7,499.3	7,135.4
Treasury stock, at cost	(3,215.3)	(3,326.0)
Total Fortune Brands stockholders’ equity	5,671.1	5,092.4
Noncontrolling interests	16.9	13.3
TOTAL EQUITY	5,688.0	5,105.7
TOTAL LIABILITIES AND EQUITY	$12,675.3	$12,370.6

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Fortune Brands, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$496.0	$247.1	$245.3
Non-cash pre-tax (income) expense:
Depreciation	210.2	218.3	213.2
Amortization	34.9	36.4	52.3
Stock-based compensation	56.0	40.9	25.7
Restructuring charges	1.1	10.8	21.8
Deferred taxes	54.7	(57.6)	(66.3)
Tax benefit from income tax audit settlements	(42.3)	—	—
Loss on the sale of brands and related assets	4.7	—	—
Gain on dividend distribution from Maxxium	—	(12.5)	—
Deferred income	—	—	(92.3)
Gain on sale of discontinued operations	—	—	(129.6)
Asset impairment charges	—	92.5	785.5
Maxxium investment impairment charges	—	—	50.5
Changes in assets and liabilities including effects subsequent to acquisitions:
(Increase) decrease in accounts receivable	(18.0)	134.5	124.3
(Increase) decrease in inventories	(119.0)	70.0	(58.1)
Increase (decrease) in accounts payable	44.7	54.3	(62.4)
Increase (decrease) in accrued taxes	6.4	(53.2)	(117.1)
(Decrease) increase in accrued expenses and other liabilities	(66.9)	14.7	(205.2)
Other operating activities, net	108.1	70.1	30.0
NET CASH PROVIDED BY OPERATING ACTIVITIES	770.6	866.3	817.6
INVESTING ACTIVITIES
Capital expenditures	(223.0)	(157.5)	(176.3)
Proceeds from the disposition of assets	142.4	15.9	19.2
Settlement from the sale of U.S. Wine business	—	—	(1.9)
Acquisitions, net of cash acquired	—	(121.9)	(105.4)
Return of investment in affiliates	—	58.4	—
Loans to affiliates	7.6	(8.1)	(9.8)
NET CASH USED IN INVESTING ACTIVITIES	(73.0)	(213.2)	(274.2)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt and commercial paper, net	1.3	11.1	(197.0)
Issuance of long-term debt	—	895.8	790.0
Repayment of long-term debt	(166.5)	(1,194.3)	(205.8)
Dividends to stockholders	(116.2)	(152.2)	(261.2)
Cash purchases of common stock for treasury	—	—	(278.6)
Proceeds received from exercise of stock options	40.6	6.9	21.5
Tax benefit on exercise of stock options	4.0	0.4	3.2
Redemption related to subsidiary preferred stock	—	—	(455.0)
Dividends paid to noncontrolling interests	(4.8)	—	—
Other financing activities, net	(6.9)	—	27.1
NET CASH USED IN FINANCING ACTIVITIES	(248.5)	(432.3)	(555.8)
Effect of foreign exchange rate changes on cash	(1.6)	33.1	(28.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$447.5	$253.9	$(40.4)
Cash and cash equivalents at beginning of year	$417.2	$163.3	$203.7
Cash and cash equivalents at end of year	864.7	417.2	163.3
Cash paid during the year (including discontinued operations) for
Interest	$208.7	$222.2	$234.9
Income taxes	119.5	77.0	147.6

See Notes to Consolidated Financial Statements.

Consolidated Statement of Equity	Fortune Brands, Inc. and Subsidiaries

			Fortune Brands, Inc. Stockholders’ Equity

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Non- controlling Interests	Total Equity
Balance at December 31, 2007	$5.7	$734.0	$684.3	$349.1	$6,999.3	$(3,086.9)	$15.6	$5,701.1
Comprehensive income
Net income	—	—	—	—	311.1	—	6.3 (a)	317.4
Translation adjustments (net of tax expense of $6.1 million)	—	—	—	(694.7)	—	—	—	(694.7)
Derivative instruments (net of tax expense of $2.4 million)	—	—	—	35.0	—	—	—	35.0
Pension and postretirement benefit adjustments (net of tax benefit of $105.0 million)	—	—	—	(167.8)	—	—	—	(167.8)
Total comprehensive income (loss)(b)	—	—	—	(827.5)	311.1	—	6.3	(510.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(8.3)	(8.3)
Dividends ($1.72 per Common share and $2.67 per Preferred share)	—	—	—	—	(261.2)	—	—	(261.2)
Treasury stock purchases	—	—	—	—	—	(278.6)	—	(278.6)
Stock-based compensation	—	—	30.3	—	(3.0)	25.6	—	52.9
Tax benefit on exercise of stock options	—	—	3.8	—	—	—	—	3.8
Conversion of preferred stock	(0.2)	—	(2.0)	—	—	2.2	—	—
Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	242.8	—	4.3	247.1
Translation adjustments (net of tax expense of $5.2 million)	—	—	—	288.1	—	—	—	288.1
Derivative instruments (net of tax benefit of $1.8 million)	—	—	—	(39.2)	—	—	—	(39.2)
Pension and postretirement benefit adjustments (net of tax expense of $12.7 million)	—	—	—	17.7	—	—	—	17.7
Total comprehensive income(b)	—	—	—	266.6	242.8	—	4.3	513.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(4.6)	(4.6)
Dividends ($1.01 per Common share and $2.67 per Preferred share)	—	—	—	—	(152.2)	—	—	(152.2)
Stock-based compensation	—	—	40.2	—	(1.4)	9.7	—	48.5
Tax benefit on exercise of stock options	—	—	0.7	—	—	—	—	0.7
Conversion of preferred stock	(0.3)	—	(1.7)	—	—	2.0	—	—
Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Comprehensive income
Net income	—	—	—	—	487.6	—	8.4	496.0
Translation adjustments (net of tax expense of $17.3 million)	—	—	—	26.0	—	—	—	26.0
Derivative instruments (net of tax benefit of $1.5 million)	—	—	—	2.8	—	—	—	2.8
Pension and postretirement benefit adjustments (net of tax expense of $8.1 million)	—	—	—	11.0	—	—	—	11.0
Total comprehensive income(b)	—	—	—	39.8	487.6	—	8.4	535.8
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(4.8)	(4.8)
Dividends ($0.76 per Common share and $2.67 per Preferred share)	—	—	—	—	(116.2)	—	—	(116.2)
Shares issued from treasury stock for benefit plans	—	—	5.7	—	—	61.4	—	67.1
Stock-based compensation	—	—	55.2	—	(7.5)	46.6	—	94.3
Tax benefit on exercise of stock options	—	—	6.1	—	—	—	—	6.1
Conversion of preferred stock	(0.3)	—	(2.4)	—	—	2.7	—	—
Balance at December 31, 2010	$4.9	$734.0	$820.2	$(172.0)	$7,499.3	$(3,215.3)	$16.9	$5,688.0

(a)

Net income in 2008 on the consolidated statement of stockholders’ equity includes $72.1 million, of income from noncontrolling interests that was repurchased September 30, 2008 and was classified on the balance sheet in mezzanine equity until repurchase.

(b)

Total comprehensive income (loss) attributable to Fortune Brands was $527.4 million, $509.4 million and $(516.4) million, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Fortune Brands, Inc. and Subsidiaries

1.    Significant Accounting Policies

Basis of Presentation    The consolidated financial statements include the accounts of Fortune Brands, Inc. (after elimination of intercompany transactions), majority-owned subsidiaries and a subsidiary in which it holds a noncontrolling interest but has substantive control as a result of the Company having operational decision-making powers over the entity. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year. References to “we,” “our” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

In accordance with authoritative guidance on property, plant and equipment (ASC 360), the results of operations related to the 2007 sale of the U.S. Wine business were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for the year ended December 31, 2008. The cash flows from discontinued operations for the year ended December 31, 2008 were not separately classified on the accompanying consolidated statements of cash flows. The consolidated financial statements were retrospectively adjusted for adoption of the authoritative guidance on noncontrolling interests, Accounting Standards Codification (ASC) 810.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for discounts, doubtful accounts and returns for continuing operations was $81.9 million and $72.0 million as of December 31, 2010 and 2009, respectively.

Inventories    The first-in, first-out (FIFO) inventory method is our principal inventory method across all segments. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

In our Home & Security segment, we use the last-in, first-out (LIFO) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2010 and 2009 were $132.6 million (with a current cost of $159.5 million) and $153.6 million (with a current cost of $176.9 million), respectively.

1.    Significant Accounting Policies (Continued)

Property, Plant and Equipment    Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value at the time the assets are being actively marketed for sale. As of December 31, 2010 and 2009, the carrying value of assets held for sale was not material. Estimated useful lives of the related assets are as follows:

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

Goodwill and Indefinite-lived Intangible Assets    In accordance with authoritative guidance on goodwill and other intangible assets (ASC 350), goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

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

ASC 350 requires that purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at

1.    Significant Accounting Policies (Continued)

least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

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

Pension and Postretirement Benefit Plans    We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets that recognizes the difference between the expected return and the actual return on plan assets over a five-year period. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As required by U.S. GAAP, the effects of actuarial deviations from assumptions are generally accumulated and, if outside a specified corridor, amortized over the remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 13, “Pension and Other Retiree Benefits,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. We will continue to monitor these assumptions as market conditions warrant.

Environmental    The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust expense

1.    Significant Accounting Policies (Continued)

as new information develops or circumstances change, and accruals are not discounted. At December 31, 2010 and 2009, environmental accruals amounted to $21.3 million and $24.5 million, respectively, and are included in non-current liabilities on the balance sheet. Company management believes that compliance with current environmental protection laws (before taking into account estimated recoveries from third parties, including insurers) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Income Taxes    In accordance with authoritative guidance on income taxes (ASC 740), we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest.

We record liabilities for uncertain income tax positions based on the two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31, 2010, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $134.5 million. It is reasonably possible the unrecognized tax benefits may decrease in the range of $5 million to $20 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

Revenue Recognition    Revenue is recorded when persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is recorded net of applicable provisions for discounts, returns and allowances. We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, promotions and advertising allowances, and cooperative advertising. Sales returns are based on historical returns, current trends, and forecasts of product demand.

Cost of Products Sold    Cost of products sold includes all costs to make products saleable, such as inbound freight, purchasing and receiving costs, inspection costs, and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs    Customer programs and incentives are a common practice in many of our businesses. These businesses incur customer program costs to obtain favorable product placement, to promote sales of products, and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “net sales” or the category “advertising, selling, general and administrative expenses” at the time

1.    Significant Accounting Policies (Continued)

the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. The costs typically recognized in “advertising, selling, general and administrative expenses” include point of sale materials and media costs. These costs are recorded at the latter of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Advertising, Selling, General and Administrative Expenses    Advertising, selling, general and administrative expenses include advertising; marketing; selling, including commissions; research and development; shipping and handling, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in advertising, selling, general and administrative expenses were $187.6 million, $175.1 million and $222.8 million for 2010, 2009 and 2008, respectively.

Advertising costs, which amounted to $681.6 million, $629.2 million and $705.5 million for 2010, 2009 and 2008, respectively, are principally expensed as incurred. Advertising costs include media costs, point of sale materials, and product endorsements. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $53.5 million, $47.8 million and $51.2 million for 2010, 2009 and 2008, respectively. Advertising costs recorded in advertising, selling, general and administrative expenses were $628.1 million, $581.4 million and $654.3 million for 2010, 2009 and 2008, respectively.

Research and Development    Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $70.7 million, $67.8 million and $71.2 million in 2010, 2009 and 2008, respectively, are expensed as incurred.

Stock-based Compensation    We recognize share-based compensation expense, measured as the fair value of an award on the date of grant, in the financial statements over the period that an employee is required to provide services in exchange for the award. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance award is based on the stock price at the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the share price at the date of grant. See Note 12, “Stock-Based Compensation” for additional information.

Earnings Per Share    Basic earnings per common share is calculated by dividing net income attributable to Fortune Brands less preferred stock dividends by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated by dividing net income available to common stockholders plus preferred stock dividends by the weighted average number of shares of common stock outstanding, assuming conversion of all potentially dilutive preferred stock, stock options and awards. See Note 22, “Earnings Per Share” for further discussion.

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are

1.    Significant Accounting Policies (Continued)

translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the “Accumulated other comprehensive loss” caption in stockholders’ equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into functional currency with resulting transaction gains or losses recorded in other (income) expense, net.

Derivative Financial Instruments    In accordance with authoritative guidance on derivatives and hedging (ASC 815), all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the years ended December 31, 2010, 2009 and 2008 deferred currency gains of $11.5 million, $22.0 million and $3.9 million, respectfully, were reclassified into earnings. Based on foreign exchange rates as of December 31, 2010, we estimate that $8.4 million of net currency derivative losses included in OCI as of December 31, 2010 will be reclassified to earnings within the next twelve months.

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

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

2.    Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by segment was as follows:

($ in millions)	Spirits	Home & Security	Golf	Total Goodwill
Balance at December 31, 2008:
Goodwill	$2,098.2	$1,913.1	$11.8	$4,023.1
Accumulated impairment losses	—	(451.3)	—	(451.3)
Total goodwill, net	$2,098.2	$1,461.8	$11.8	$3,571.8
2009 activity:
Translation adjustments	44.3	6.9	—	35.2
Acquisition-related adjustments	(30.5)	(16.0)	—	(30.5)
Balance at December 31, 2009:
Goodwill	$2,112.0	$1,904.0	$11.8	$4,027.8
Accumulated impairment losses	—	(451.3)	—	(451.3)
Total goodwill, net	$2,112.0	$1,452.7	$11.8	$3,576.5
2010 activity:
Translation adjustments	7.4	1.6	—	9.0
Acquisition-related adjustments	29.0		—	29.0
Dispositions	(10.9)	—	(1.2)	(12.1)
Balance at December 31, 2010:
Goodwill	$2,137.5	$1,905.6	$10.6	$4,053.7
Accumulated impairment losses	—	(451.3)	—	(451.3)
Total goodwill, net	$2,137.5	$1,454.3	$10.6	$3,602.4

We also had indefinite-lived intangible assets, principally tradenames, of $2,565.3 million as of December 31, 2010 compared to $2,623.1 million as of December 31, 2009. The decrease of $57.8 million was primarily due to the disposition of the Cobra golf product line ($64.8 million), partially offset by changes in foreign currency translation adjustments ($7.0 million).

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $874.6 million and $391.0 million, respectively, as of December 31, 2010, compared to $932.1 million and $366.8 million, respectively, as of December 31, 2009. The gross carrying value decrease of $57.5 million was primarily due to the disposition of certain non-strategic spirits brands and related assets ($45.6 million) and changes in foreign currency translation adjustments ($12.3 million).

2.    Goodwill and Other Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2010 and 2009 were as follows:

	As of December 31, 2010				As of December 31, 2009

(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$2,620.2	$(54.9	)(a)	$2,565.3	$2,695.1	$(72.0	)(a)	$2,623.1
Amortizable intangible assets
Tradenames	513.3	(184.0)		329.3	572.3	(179.8)		392.5
Customer and contractual relationships	275.5	(155.6)		119.9	274.0	(140.9)		133.1
Patents/proprietary technology	40.5	(33.1)		7.4	40.5	(31.0)		9.5
Licenses and other	45.3	(18.3)		27.0	45.3	(15.1)		30.2
Total	874.6	(391.0)		483.6	932.1	(366.8)		565.3
Total identifiable intangibles	$3,494.8	$(445.9)		$3,048.9	$3,627.2	$(438.8)		$3,188.4

(a)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (ASC 350).

Indefinite-lived tradenames as of December 31, 2010 were comprised of $1,897.5 million in the Spirits segment, $665.9 million in the Home & Security segment and $1.9 million in the Golf segment. The Company expects to record intangible amortization of $33 million in 2011, trending down to $27 million by 2016.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

3.    Acquisitions and Dispositions

Dispositions in 2010

In December 2010, we sold the Cockburn port brand and U.S., U.K. and Portugal inventory. Remaining inventory will be sold in March 2011. We recorded a pre-tax loss of $7.4 million ($6.8 million after tax). In August 2010, we sold certain non-strategic German spirits brands and related assets. We recorded a pre-tax loss of $8.6 million ($12.4 million after tax). The proceeds from these two dispositions were $49.2 million.

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.3 million ($10.0 million after tax). In 2009, full year Cobra net sales were approximately $130 million.

Acquisitions in 2009

In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven subsidiaries of Maxxium Worldwide B.V. (Maxxium), our former international spirits sales and distribution joint venture. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations (ASC 805). In addition,

3.    Acquisitions and Dispositions (Continued)

we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities with The Edrington Group (TEG), our Maxxium joint venture partner. These entities are accounted for under the equity method. For additional information, refer to Note 6, “Related Party Transactions.”

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

The statement of income for the twelve months ended December 31, 2008 reflects our U.S. Wine business as a discontinued operation. Interest expense associated with the outstanding debt of Fortune Brands was allocated to discontinued operations assuming the discontinued operations had a debt to equity ratio consistent with the debt to equity ratio of Fortune Brands in accordance with the authoritative guidance on discontinued operations (ASC 205). The following table summarizes the results of the discontinued operations for the year ended December 31, 2008. There was no impact in 2010 and 2009.

(In millions)	For the Year ended December 31, 2008
Net sales	$—
Income from discontinued operations before income taxes	$4.0
Income tax (benefit) expense	(148.5)
Income from discontinued operations, net of income taxes	$152.5

In 2008, we recorded net income of $152.5 million in discontinued operations. This included pre-tax income of $4.0 million (after tax $2.5 million) from the settlement of outstanding working capital claims related to the sale of the U.S. Wine business. We also recorded a $43.1 million tax benefit related to finalization of the tax accounting for the sale of the U.S. Wine business and tax credits associated with the conclusion of our 2004-2005 federal income tax audit that pertained to other discontinued

4.    Discontinued Operations (Continued)

operations. In addition, we recorded a $98.0 million tax benefit ($98.7 million of unrecognized tax benefits less interest of $0.7 million) related to a capital loss carryforward position associated with the sale of the U.S. Wine business.

5.    Asset Impairment Charges

No goodwill or intangible asset impairment charges were recorded in 2010. The Company has two indefinite-lived tradenames for which a 10% reduction in the fair value would trigger an impairment charge in future periods. These tradenames in the Spirits business had an aggregate book value of $652.4 million as of December 31, 2010. The significant estimates and assumptions that influence a tradename’s fair value include the expected branded product sales included in our operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal value, revenue growth rates, and the weighted average cost of capital.

At December 31, 2010, the Company had long-lived assets in its Home & Security segment that totaled $2,253.2 million, including goodwill and indefinite-lived tradenames of $1,454.3 million and $665.9 million, respectively. The dollar amounts of goodwill and indefinite-lived tradenames associated with each of the reporting units within our Home & Security segment as of December 31, 2010 were as follows:

($ in millions) Reporting Unit	Goodwill	Indefinite-lived Tradename
Cabinet products	$491.7	$220.0
Faucet products	569.7	107.2
Entry door products	142.9	190.0
Window products	84.4	127.0
Storage and security products	165.6	21.7
Total	$1,454.3	$665.9

Our estimates of fair value of reporting units and tradenames are significantly influenced by our assumptions regarding the U.S. home products market. Given current economic conditions in the U.S., our U.S. home products market assumptions could change in the near term.

2009 Impairment Charges

The Spirits business had indefinite-lived tradenames with a book value of $1,905.4 million as of December 31, 2009. In connection with our regular annual impairment testing in the fourth quarter of 2009, we recorded impairment charges of $92.5 million, primarily related to the indefinite-lived tradename for Sauza tequila, reducing the book value of the impaired brands to $782.8 million in aggregate. We remain confident in the long-term growth prospects for our Spirits brands; however, GAAP requires that indefinite-lived tradenames be valued based on their current fair value if it is lower than book value. The impairment charges were recorded to reflect a decline in the estimated fair value of these impaired tradenames below their book value in accordance with the requirements of ASC 350. Because these tradenames were acquired in 2005, their fair value more closely approximates their book value. For the impaired tradenames, we believe the fair value declined below book value primarily due to the combined effect of the economic downturn on sales in key geographic markets, particularly Mexico and the U.S., and the expectation of more moderate market growth rates for the overall tequila spirits category for the foreseeable future. We estimate fair value using a standard relief-from-royalty method which estimates the present value of hypothetical royalty payments avoided due to ownership of the tradename. This method is consistent with the method we have employed in prior periods and the method employed to value the tradenames at the date of their original acquisition.

5.    Asset Impairment Charges (Continued)

No goodwill or indefinite-lived tradename impairment charges were recorded in the Home & Security or Golf businesses in 2009. There were no goodwill impairment charges identified in the Spirits businesses in 2009.

2008 Impairment Charges

In 2008, we recorded impairment charges of $785.5 million, comprised of $324.3 million in the second quarter, as well as $461.2 million in the fourth quarter. Asset impairment charges for the twelve months ended December 31, 2008 were as follows:

(In millions)	Goodwill	Indefinite-lived Tradenames	Amortizable Intangible Assets	Property and Plant	Total
Spirits	$—	$27.2	$—	$—	$27.2
Home & Security	451.3	123.2	162.2	21.6	758.3
Total	$451.3	$150.4	$162.2	$21.6	$785.5

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

We forecast the U.S. home products market in two segments: the new home construction segment and the repair/remodel segment. The impairments at Therma-Tru and Simonton occurred because these reporting units are most significantly impacted by new home construction and are the most recently acquired (and therefore have newer historical carrying values). In the Home & Security segment, our reporting units are components one level below the Home & Security operating segment that generally correspond to our major product lines and related brands. For each reporting unit, the goodwill impairment charges were measured as the excess of the carrying value of the goodwill over its implied fair value. The implied fair value of goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of authoritative guidance on goodwill and other intangibles assets (ASC 350). Consistent with historical practice, the Company estimates the fair value of a reporting unit based on a projection of future cash flows discounted at a market-participant-derived weighted average cost of capital. The significant estimates and assumptions we use in estimating future cash flows of our Home & Security reporting units are based upon our view of longer-term broad market trends and company-specific point-in-time factors. To evaluate broad market trends, we review data that includes external long-term forecasts of the U.S. home products markets (both the new construction and repair and remodel portions of the market). We combine this trend data with point-in-time estimates of current realities, including current economic conditions in the U.S., availability of credit, competitor

5.    Asset Impairment Charges (Continued)

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

6.    Related Party Transactions

The Edrington Alliance and Maxxium Worldwide B.V.

Prior to April 1, 2009, Beam Global Spirits & Wine, Inc. (BGSW) owned a 25% interest in the Maxxium international spirits sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (Rémy), Vin & Sprit Group (V&S) and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the joint venture and BGSW became a 50% owner of Maxxium with TEG. We accounted for Maxxium using the equity method. In 2009, we received dividend distributions from Maxxium totaling €42.9 million (approximately $58.4 million). In 2009, we recorded a gain of $12.5 million representing dividend distributions in excess of our carrying value.

In September 2008, BGSW and TEG entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in 24 markets. In accordance with the distribution alliance BGSW or TEG acquired all or portions of certain distribution companies that were previously wholly-owned by Maxxium. Operations under the new alliance began on April 1, 2009. This alliance simplified our international routes to market and gives us greater control over our distribution. The alliance provides that BGSW and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that BGSW wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium subsidiaries. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations (ASC 805). In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities. These entities are accounted for under the equity method.

As of March 31, 2009, we terminated our guarantees related to the debt of Maxxium. We provide similar guarantees of certain credit facilities of Maxxium España S.L., in the amount of €9.0 million (approximately $12.0 million), Denview Ltd., in the amount of €9.0 million (approximately $12.0 million), and Maxxium Cyprus Ltd., in the amount of €4.0 million (approximately $5.4 million), reflecting our ownership in the joint ventures with TEG. The liability related to these guarantees is not material. BGSW and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $20.1 million).

In 2008, we recorded write-downs of our investment in the Maxxium joint venture of $50.5 million in the statement of income in other (income) expense, net, primarily to reflect the impact of the impending departures of Rémy and V&S and an other-than-temporary decline in value. The write-downs were determined in accordance with authoritative guidance on investments (ASC 323) and were based on the value and intended future use of Maxxium’s remaining net assets after the departure of Rémy and V&S.

The Spirits business’s balances related to equity method investments for the years ended December 31, 2010 and 2009 included the following:

(In millions)	2010	2009
Accounts receivable	$30.2	$42.3
Short-term loan receivable	—	8.1
Inventory	19.0	24.5
Investment	49.7	46.8
Accounts payable (expense reimbursement) and accrued liabilities	37.4	27.9

Future Brands LLC

On September 30, 2008, we closed on a transaction that resulted in the early termination, as of September 30, 2008, of the U.S. distribution agreement between BGSW and the U.S. business of V&S

6.    Related Party Transactions (Continued)

acquired by Pernod Ricard. Under the agreement, Pernod Ricard paid Fortune Brands $230.0 million in cash in exchange for early termination of the distribution agreement, which was recorded in other (income) expense, net, in the statement of income and we recognized the balance of unamortized deferred income of $72.0 million resulting from the initial payment in 2001 from V&S to establish the U.S. distribution joint venture ($190.8 million after tax in aggregate). The deferred gain was recognized as income because our obligations to our joint venture partner, V&S, to financially and operationally support the joint venture ceased when we redeemed V&S’s shares in Future Brands. As a part of the early termination of the U.S. distribution agreement, BGSW redeemed the interest in Future Brands held by V&S. Future Brands was consolidated as of September 30, 2008 and did not have a material impact on our financial statements.

Noncontrolling Interest Held by V&S Group

V&S owned a 10% interest in BGSW until we repurchased the noncontrolling interest in July 2008 for the carrying value of $455.0 million. We accounted for the redemption feature of the convertible redeemable preferred stock and measured this noncontrolling interest at fair value with changes in fair value reflected in income from continuing operations in accordance with authoritative guidance on classification and measurement of redeemable securities. BGSW is not a publicly traded entity and therefore there is no quoted market price for its common or preferred shares. At each reporting period prior to June 30, 2008, we estimated fair value based on a combination of market-based earnings multiples and discounted cash flow techniques. The fair value at June 30, 2008 of $455.0 million was based upon the final settlement amount determined in connection with the repurchase of the noncontrolling interest. The valuation reflected the features of the preferred stock, which could not be sold to a third party and had unique shareholder rights as a preferred security. As a result, in 2008, we recorded an $87.9 million decrease in the fair value of the noncontrolling interest as noncontrolling interest income. In the twelve months period ended December 31, 2008, BGSW declared preferred dividends of $9.8 million to V&S that were recorded as noncontrolling interest expense. A reconciliation of the noncontrolling interest is shown below:

(in millions)
Noncontrolling interest — December 31, 2007	$542.9
Noncontrolling interest income	9.8
Preferred dividends	(9.8)
Decline in fair value of noncontrolling interest	(87.9)
Redemption payment	(455.0)
Noncontrolling interest — December 31, 2008	$—

7.    Debt and Financing Arrangements

At December 31, 2010 and 2009, there were $52.9 million and $51.3 million of short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes, including acquisitions. Included in these amounts as of December 31, 2010 and 2009 were $20.8 million and $39.9 million outstanding under committed bank credit agreements, which provide for unsecured borrowings of up to $62.1 million and $99.4 million, respectively. In addition, at December 31, 2010 and 2009, the Company had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital, of up to $135.9 million, of which $32.0 million was outstanding, and $115.9 million, of which $11.4 million was outstanding, respectively. The weighted-average interest rates on these borrowings were 2.8%, 1.4% and 3.0%, respectively, in 2010, 2009 and 2008.

7.    Debt and Financing Arrangements (Continued)

The components of long-term debt were as follows:

(In millions)	2010	2009
5 1/8% Notes, Due January 2011	$590.6	$750.0
3% Notes, Due June 2012	400.0	400.0
4% Notes, Due 2013 (€500.0)	670.8	715.6
4 7/8% Notes, Due 2013	300.0	300.0
6 3/8% Notes, Due 2014	500.0	500.0
5 3/8% Notes, Due 2016	950.0	950.0
8 5/8% Debentures, Due 2021	90.9	90.9
7 7/8% Debentures, Due 2023	150.0	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
5 7/8% Notes, Due 2036	300.0	300.0
Miscellaneous	75.7	56.8
Total debt	4,228.0	4,413.3
Less current portion	590.6	—
Total long-term debt	$3,637.4	$4,413.3

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of December 31, 2010, this facility had no balance outstanding. This credit facility replaced our prior $2.0 billion, 5-year committed revolving credit agreement. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. None of our other debt instruments include financial ratio covenants.

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

During the second quarter of 2010, we repurchased outstanding notes that were scheduled to mature on January 15, 2011 with a face value of $159.4 million. A loss on the repurchase of $4.4 million was recognized in other (income) expense, net. In January 2011, we repaid the remaining $590.6 million of outstanding notes that matured on January 15, 2011 using cash on hand.

7.    Debt and Financing Arrangements (Continued)

In our debt agreements, there are normal and customary events of default which would permit the lenders of any debt agreement to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2010.

Estimated payments for maturing debt during the next five years as of December 31, 2010 were as follows: 2011, $590.6 million; 2012, $415.1 million; 2013, $984.6 million; 2014, $500.0 million; and 2015, none.

8.    Financial Instruments

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

We do not enter into financial instruments for trading or speculative purposes. Financial instruments are principally used to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into interest rate swaps and commodity swaps. Derivative financial instruments are recorded at fair value.

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchase of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swaps outstanding as of December 31, 2010.

In the fourth quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In the second quarter of 2009, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $500 million. Interest rate swaps outstanding at December 31, 2010 and 2009 had a notional value totaling $900 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). In the second quarter of 2008, we entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $400 million. In October 2008, we terminated and settled the 2008 interest rate swap agreements, and recorded a $15.6 million gain that is being amortized to income as a reduction of interest expense over the remaining life of the debt using the effective interest method. There were no interest rate swaps outstanding as of December 31, 2008. The unrealized gain on interest rate swap contracts and the offsetting unrealized loss on the related debt was $36.7 million and $8.1 million in the twelve months ended December 31, 2010 and 2009, respectively.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to

8.    Financial Instruments (Continued)

hedge a portion of our net investments in certain foreign subsidiaries. For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item are recognized on the same line of the income statement. Any ineffectiveness was immaterial. The effective portions of cash flow hedges are reported in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Canadian dollar, the euro, the Australian dollar, the Japanese yen and the British pound sterling. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2010 was $957.7 million, representing a net settlement obligation of $10.0 million.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to the Company.

The fair values of foreign exchange derivative instruments on the consolidated balance sheet as of December 31, 2010 and 2009 were:

		Fair Value

(in millions)		2010	2009
Assets
Foreign exchange contracts	Other current assets	$6.8	$6.6
	Other assets	0.4	0.6
Interest rate contracts	Other assets	36.7	11.7
Commodity contracts	Other current assets	1.0	1.0
	Total assets	$44.9	$19.9
Liabilities
Foreign exchange contracts	Other current liabilities	17.0	$18.6
	Other non-current liabilities	0.2	—
Interest rate contracts	Other non-current liabilities	—	3.6
	Total liabilities	$17.2	$22.2

The effect of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the twelve months ended December 31, 2010 and 2009 was:

(in millions)	Gain (Loss)

	Recognized in OCI (Effective Portion)		Recognized in Income
			Location of Gain (Loss) Recognized in Income

Type of hedge	2010	2009		2010	2009
Cash flow	$(8.4)	$22.9
			Net sales	$11.7	$6.9
			Cost of products sold	1.4	14.1
			ASG&A(a)	—	0.1
Fair value	—	—	Cost of products sold	—	(0.2)
			Interest expense	19.6	9.4
			Other income (expense), net	1.8	(13.0)
Net investment	0.4	0.2		—	—
Total	$(8.0)	$23.1		$34.5	$17.3

(a)	Advertising, selling, general and administrative expenses

8.    Financial Instruments (Continued)

In the twelve months ended December 31, 2010 and 2009, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was immaterial. The Company has designated certain foreign-currency-denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815). The changes in net unrealized gains for nonderivative financial instruments in accumulated other comprehensive loss in the twelve months ended December 31, 2010 and 2009 were $28.3 million and $5.2 million, respectively.

9.    Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 were as follows:

(in millions)	Fair Value Using

	December 31, 2010	December 31, 2009
Assets
Derivative financial instruments (level 2)	$44.9	$19.9
Deferred compensation program assets (level 1)	21.5	47.1
Total assets	$66.4	$67.0
Liabilities
Derivative financial instruments (level 2)	$17.2	$22.2

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

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, using current interest rates that consider credit ratings and the remaining terms to maturity. The fair value of long-term debt at December 31, 2010 was approximately $4,323.6 million, compared to the aggregate carrying value of $4,228.0 million. The fair value of long-term debt at December 31, 2009 was approximately $4,433.0 million compared to the aggregate carrying value of $4,413.3 million.

9.    Fair Value Measurements (Continued)

In 2009, we recorded intangible asset impairment charges of $92.5 million. Refer to Note 5, “Asset Impairment Charges” for additional information. In accordance with ASC 820, below is the disclosure for assets measured at fair value on a nonrecurring basis.

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Indefinite-lived intangible assets	$782.8	$92.5

10.    $2.67 Convertible Preferred Stock — Redeemable at Company’s Option

We have 60 million authorized shares of Preferred stock. There were 160,729 and 171,138 shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2010 and 2009, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share together with holders of common stock (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 6.601 shares of common stock. Authorized but unissued shares of common stock are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Holders converted 10,409 and 7,366 shares of Preferred stock into common stock during 2010 and 2009, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

The Company paid cash dividends of $2.67 per share of Preferred stock in the aggregate amount of $0.4 million in the year ended December 31, 2010 and $0.5 million in each of the years ended December 31, 2009 and 2008.

11.    Capital Stock

We have 750 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares

	2010	2009	2010	2009
Balance at the beginning of the year	150,397,549	150,101,919	84,479,987	84,775,617
Preferred stock conversion to common stock	68,684	48,609	(68,684)	(48,609)
Stock plan shares issued	1,197,433	250,152	(1,197,433)	(250,152)
Shares surrendered by optionees	(11,643)	(3,131)	11,643	3,131
Pension stock contribution	1,560,000	—	(1,560,000)	—
Common stock repurchases	—	—	—	—
Balance at the end of the year	153,212,023	150,397,549	81,665,513	84,479,987

The cash dividends paid on the common stock for the years ended December 31, 2010, 2009 and 2008 aggregated $115.8 million, $151.7 million and $260.7 million, respectively.

On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, held as treasury stock, with a fair value of $67.1 million.

12.    Stock-Based Compensation

We use stock options, performance awards and restricted stock units (RSUs) to compensate key employees and stock awards to compensate outside directors. We had awards outstanding under three Long-Term Incentive Plans for employees and two for directors as of December 31, 2010. Grants under the 2007 Long-Term Incentive Plan may be made on or before February 27, 2017 for up to 13 million shares. No new stock-based awards can be made under the 1999 and 2003 Long-Term Incentive Plans or the 1997 and 2002 Non-Employee Director Stock Option Plans, but there are existing awards under those plans that continue to be exercisable.

Stock options have exercise prices equal to the fair value of a share of Fortune Brands’ common stock on the date of grant. Options generally may not be exercised prior to one year after the date of grant. Options awarded prior to September 2005 generally expire ten years after the date of grant; options awarded after September 2005 expire seven years after the date of grant. Options issued generally vest one-third each year over a three-year period beginning on the first anniversary of the date of grant.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

	2010	2009	2008
Current expected dividend yield	2.1%	2.1%	3.1%
Expected volatility	34.1%	33.3%	21.8%
Risk-free interest rate	2.2%	2.1%	2.9%
Expected term	4.5 years	4.5 years	4.5 years

The determination of expected volatility is based on historical volatility of our stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The weighted average expected term was determined based on historical employee exercise behavior and the contractual term of the options. The weighted-average grant date fair value of stock options granted during the twelve months ended December 31, 2010, 2009 and 2008 was $11.28, $10.81 and $8.94, respectively.

In the twelve months ended December 31, 2010, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $36.2 million ($24.8 million after tax or $0.16 per basic and diluted share). In the twelve months ended December 31 2009, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $23.4 million ($17.0 million after tax or $0.11 per basic and per diluted share). In the twelve months ended December 31, 2008, we recognized pre-tax stock-based compensation expense for stock options in income from continuing operations of $23.3 million ($16.8 million after tax or $0.11 per basic and diluted share). Of the total pre-tax stock-based compensation expense, the amounts included in advertising, selling, general and administrative expenses in the consolidated statement of income were $30.5 million, $20.8 million and $21.0 million, in 2010, 2009 and 2008, respectively. The balance was included in cost of products sold. Compensation costs capitalized in cost of products sold were not material.

12.    Stock-Based Compensation (Continued)

The following table summarizes stock options outstanding for the years ended December 31, 2010, 2009 and 2008, as well as activity during each of the twelve months then ended:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2007	13,378,160	$65.26
Granted	3,163,520	58.12
Exercised(a)	(580,160)	37.72
Forfeited	(847,235)	72.42
Outstanding at December 31, 2008	15,114,285	64.42
Granted	2,441,100	42.98
Exercised(a)	(222,252)	31.04
Forfeited	(1,128,267)	65.77
Outstanding at December 31, 2009	16,204,866	61.55
Granted	2,459,000	43.67
Exercised(a)	(1,130,568)	36.34
Forfeited	(842,733)	64.03
Outstanding at December 31, 2010(b)	16,690,565	$60.50

(a)

The intrinsic value of stock options exercised in the twelve months ended December 31, 2010, 2009 and 2008 was $21.0 million, $2.3 million and $11.1 million, respectively. The source of shares issued was treasury stock.

(b)	At December 31, 2010, the weighted-average remaining contractual life of options outstanding was 3.9 years and the aggregate intrinsic value of options outstanding was $111.1 million.

Options outstanding and exercisable at December 31, 2010 were as follows:

	Options Outstanding			Options Exercisable(a)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$30.21 to $46.23	4,725,332	5.7	$42.73	868,400	$39.76
46.78 to 57.01	4,737,563	3.5	54.28	3,961,902	53.75
67.93 to 82.16	7,227,670	3.0	76.19	7,020,671	76.45
	16,690,565	3.9	$60.50	11,832,973	$66.16

(a)	At December 31, 2010, the weighted average remaining contractual life of options exercisable was 3.2 years and the aggregate intrinsic value of options exercisable was $43.6 million.

Options outstanding and exercisable at December 31, 2010, 2009 and 2008 were as follows:

	Options Outstanding			Options Exercisable

	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
December 31, 2010	16,690,565	3.9	$60.50	11,832,973	$66.16
December 31, 2009	16,204,866	4.5	$61.55	11,297,778	$65.12
December 31, 2008	15,114,285	5.0	$64.42	10,301,074	$63.73

12.    Stock-Based Compensation (Continued)

A summary of the activity for nonvested stock options for the years ended December 31, 2010, 2009 and 2008, as well as activity during each of the twelve months then ended, was as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2007	4,374,506	$14.22
Granted	3,163,520	8.94
Vested	(2,075,124)	14.55
Cancelled	(649,691)	12.95
Nonvested at December 31, 2008	4,813,211	10.78
Granted	2,441,100	10.81
Vested	(2,086,188)	11.67
Cancelled	(260,140)	10.32
Nonvested at December 31, 2009	4,907,983	10.44
Granted	2,459,000	11.28
Vested	(2,124,541)	10.75
Cancelled	(384,850)	10.66
Nonvested at December 31, 2010	4,857,592	$10.71

The remaining unrecognized compensation cost related to unvested awards at December 31, 2010 was approximately $28.3 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of options that vested during the twelve months ended December 31, 2010 was $22.8 million.

We use stock awards to compensate outside directors under the 2005 Non-Employee Director Stock Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors may elect to have director’s fees paid in stock. Compensation cost is expensed at the time of an award based on the fair value of a share of Fortune Brands’ stock at the date of the award. In the twelve months ended December 31, 2010, we awarded 18,900 shares of common stock to outside directors with a weighted average fair value on the date of the award of $53.83 (pre-tax compensation cost $1.0 million). In the twelve months ended December 31, 2009, we awarded 27,000 shares of common stock to outside directors with a weighted average fair value on the date of the award of $38.76 (pre-tax compensation cost $1.0 million). In the twelve months ended December 31, 2008, we awarded 13,326 shares of common stock to outside directors with a weighted average fair value on the date of the award of $67.51 (pre-tax compensation cost $0.9 million).

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

12.    Stock-Based Compensation (Continued)

The following table summarizes performance awards outstanding for the three years ended December 31, 2010, 2009 and 2008, as well as activity during each of the twelve months then ended:

Performance Awards
Outstanding at December 31, 2007	476,726
Granted	198,000
Paid	(109,092)
Cancelled	(88,634)
Outstanding at December 31, 2008	477,000
Granted	607,100
Paid	—
Cancelled	(142,275)
Outstanding at December 31, 2009	941,825
Granted	314,006
Paid	(11,106)
Cancelled	(349,925)
Outstanding at December 31, 2010	894,800
Vested at December 31, 2010	—

The pre-tax compensation cost for performance awards recorded in the twelve months ended December 31, 2010 was $14.0 million ($8.7 million after tax). The pre-tax compensation cost for performance awards recorded in the twelve months ended December 31, 2009 was $10.0 million ($6.2 million after tax). A nominal benefit to pre-tax compensation cost for performance awards was recorded in the twelve months ended December 31, 2008 as a result of reductions related to lower expected incentive program payouts. The remaining unrecognized pre-tax compensation costs related to unvested awards at December 31, 2010 was approximately $2.7 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. We issued 11,106 shares of common stock from treasury shares for performance awards in the twelve months ended December 31, 2010. No cash or shares were issued for performance awards in the twelve months ended December 31, 2009. Cash used to settle performance awards in the twelve months ended December 31, 2008 was $1.1 million. In addition to the payment of cash, we issued 67,035 shares of common stock from treasury shares in the twelve months ended December 31, 2008.

RSUs are granted to certain officers of the Company and represent the right to receive unrestricted shares of stock based on service. Compensation cost is amortized into expense over the service period. The fair value of each RSU granted is equal to the share price at the date of grant.

A summary of the Company’s RSU activity during years ended December 31, 2010 and 2009 is as follows:

RSUs
Outstanding at December 31, 2008	127,175
Granted	124,600
Paid	—
Cancelled	—
Outstanding at December 31, 2009	251,775
Granted	75,600
Paid	(38,959)
Cancelled	(7,700)
Outstanding at December 31, 2010	280,716
Vested at December 31, 2010	—

12.    Stock-Based Compensation (Continued)

The pre-tax compensation cost for RSUs recorded in the twelve months ended December 31, 2010, 2009 and 2008 were $4.0 million ($2.5 million after tax), $6.3 million ($3.9 million after tax) and $1.5 million ($0.9 million after tax), respectively. The remaining unrecognized pre-tax compensation costs related to RSUs at December 31, 2010 was approximately $1.6 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. In the twelve months ended December 31, 2010, we issued 38,959 shares of common stock from treasury shares to settle RSUs. No shares were issued for RSUs in 2009 or 2008.

Shares available for issuance in connection with future awards under the Company’s stock plans at December 31, 2010, 2009 and 2008 were: 5,383,931, 6,840,158 and 8,779,347, respectively. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and are delivered.

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

13.    Pension and Other Retiree Benefits (Continued)

The Company provides postretirement health care and life insurance benefits to certain retirees. Many employees and retirees outside the United States are covered by government health care programs.

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits
(In millions)	2010	2009	2010	2009
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Projected benefit obligation at beginning of year	$1,111.5	$1,004.8	$129.4	$150.5
Service cost	29.4	27.1	2.0	2.3
Interest cost	63.8	63.1	6.6	8.1
Actuarial loss (gain)	37.4	75.6	0.3	(10.8)
Participants’ contributions	0.3	0.4	2.0	2.2
Foreign exchange rate changes	(2.2)	7.1	—	—
Benefits paid	(55.6)	(72.5)	(11.2)	(12.2)
Plan curtailment (gain) loss	0.8	(3.8)	—	(0.1)
Plan amendments	—	0.1	(1.5)	(10.8)
Medicare Part D reimbursement	—	—	0.7	0.2
Impact of (dispositions) acquisitions	(0.2)	9.6	—	—
Projected benefit obligation at end of year	$1,185.2	$1,111.5	$128.3	$129.4
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$1,066.3	$1,002.5
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$821.7	$736.2	$—	$—
Actual return on plan assets	117.5	125.1	—	—
Employer contributions	107.7	26.4	8.5	9.8
Participants’ contributions	0.3	0.4	2.0	2.2
Medicare Part D reimbursement	—	—	0.7	0.2
Foreign exchange rate changes	(2.1)	6.1	—	—
Benefits paid	(55.7)	(72.5)	(11.2)	(12.2)
Fair value of plan assets at end of year	$989.4	$821.7	$—	$—
Funded Status (Fair value of plan assets less PBO)	$(195.8)	$(289.8)	$(128.3)	$(129.4)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2010	2009	2010	2009
Prepaid pension benefit	$4.3	$2.0	$—	$—
Current benefit payment liability	(5.5)	(4.2)	(9.6)	(9.6)
Accrued benefit liability	(194.6)	(287.6)	(118.7)	(119.8)
Net amount recognized (pre-tax)	$(195.8)	$(289.8)	$(128.3)	$(129.4)

13.    Pension and Other Retiree Benefits (Continued)

The amounts in accumulated other comprehensive income on the balance sheet that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss:
Net actuarial loss at December 31, 2008	$442.0	$3.9
Amortization	(13.5)	1.3
Current year actuarial loss (gain)	20.0	(10.8)
Net actuarial gain due to curtailments/settlements	(14.9)	—
Foreign exchange rate changes	0.7	—
Net actuarial loss (gain) at December 31, 2009	434.3	(5.6)
Amortization	(21.5)	0.7
Current year actuarial loss (gain)	1.6	0.3
Net actuarial gain due to curtailments/settlements	(2.4)	—
Foreign exchange rate changes	0.2	—
Net actuarial loss (gain) at December 31, 2010	$412.2	$(4.6)
Net prior service cost (credit) at December 31, 2008	$17.8	$(4.7)
Amortization	(2.6)	1.1
Current period service cost loss (gain)	0.2	(10.8)
Prior service cost recognition due to curtailments	(0.6)	—
Net prior service cost (credit) at December 31, 2009	14.8	(14.4)
Amortization	(2.4)	3.9
Prior service cost recognition due to curtailments	—	(1.5)
Net prior service cost (credit) at December 31, 2010	$12.4	$(12.0)
Total at December 31, 2010	$424.6	$(16.6)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss (gain)	$25.5	$0.1
Net prior service cost (credit)	2.2	(3.9)
Expense (income)	$27.7	$(3.8)

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with accumulated benefit obligations in excess of plan assets (underfunded ABO) are shown below.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets (In millions)	2010	2009
Projected benefit obligation	$1,053.8	$1,060.6
Accumulated benefit obligation	946.1	960.7
Fair value of plan assets	857.1	768.8

13.    Pension and Other Retiree Benefits (Continued)

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2010	2009	2008	2010	2009	2008
Service cost	$29.4	$27.1	$30.1	$2.0	$2.3	$3.0
Interest cost	63.8	63.1	58.2	6.6	8.1	9.2
Expected return on plan assets	(80.6)	(75.0)	(69.6)	—	—	—
Amortization of net loss (gain)	21.5	13.5	8.3	(0.7)	(1.3)	0.3
Amortization of prior service cost (credit)	2.4	2.6	2.7	(3.9)	(1.1)	(1.1)
Curtailment and settlement loss (gain)	2.4	17.6	2.8	—	(0.1)	(2.6)
Net periodic benefit cost	$38.9	$48.9	$32.5	$4.0	$7.9	$8.8

Assumptions	Pension Benefits			Postretirement Benefits

	2010	2009	2008	2010	2009	2008
Weighted-Average Assumptions Used To Determine Benefit Obligations at December 31:
Discount rate	5.7%	5.9%		5.3%	5.8%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used To Determine Net Cost for Years Ended December 31:
Discount rate	5.9%	6.5%	6.4%	5.8%	6.5%	6.5%
Expected long-term rate of return on plan assets	8.2%	8.3%	8.3%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2010	2009
	Medical and Prescription Drug	Medical and Prescription Drug
Assumed Health Care Cost Trend Rates Used To Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.50%	7.50%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2016	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.8	$(0.6)
Effect on postretirement benefit obligation	10.1	(8.7)

13.    Pension and Other Retiree Benefits (Continued)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2010 were as follows:

(In millions)	Total as of balance sheet date	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$5.9	$—	$5.9	$—
Equities:
Company stock	94.4	94.4	—
U.S.	240.9	240.9	—	—
International	71.5	71.5	—	—
Fixed Income	106.0	—	106.0	—
Group annuity/insurance contracts	42.0	—	—	42.0
Commingled Funds:
Equities:
U.S.	82.0	—	82.0	—
International	113.9	—	113.9	—
Fixed income	176.2	—	176.2	—
Multi-strategy hedge funds	27.0	—	—	27.0
Real estate	29.4	—	—	29.4
Mutual funds	0.2	0.2	—	—
Total	$989.4	$407.0	$484.0	$98.4

A reconciliation of Level 3 measurements for 2010 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
Beginning balance	$42.5	$25.0	$16.3	$83.8
Actual return on assets related to assets still held	2.3	2.0	3.1	7.4
Purchases, sales and settlements	(1.3)	—	10.0	8.7
Currency impact	(1.5)	—	—	(1.5)
Ending balance	$42.0	$27.0	$29.4	$98.4

13.    Pension and Other Retiree Benefits (Continued)

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2009 were as follows:

(In millions)	Total as of balance sheet date	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$8.5	$—	$8.5	$—
Equities:
U.S.	218.3	218.3	—	—
International	66.2	66.2	—	—
Fixed Income	58.7	—	58.7	—
Group annuity/insurance contracts	42.5	—	—	42.5
Commingled Funds:
Equities:
U.S.	85.7	—	85.7	—
International	102.2	—	102.2	—
Fixed income	198.2	—	198.2	—
Multi-strategy hedge funds	25.0	—	—	25.0
Real estate	16.3	—	—	16.3
Mutual funds	0.1	—	0.1	—
Total	$821.7	$284.5	$453.4	$83.8

A reconciliation of Level 3 measurements for 2009 was as follows:

(In millions)	Group annuity/ insurance contracts	Multi-strategy fund-of-hedge funds	Real estate	Total
Beginning balance	$39.9	$21.9	$21.9	$83.7
Actual return on assets related to assets still held	3.9	3.1	(5.7)	1.3
Purchases, sales and settlements	(1.8)	—	—	(1.8)
Currency impact	0.5	—	0.1	0.6
Ending balance	$42.5	$25.0	$16.3	$83.8

Our defined benefit trusts own a variety of assets including equity, fixed income, and real estate securities as well as group annuity/insurance contracts and fund-of-hedge funds. Equity securities are traded on national stock exchanges and are valued at daily closing prices. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Real estate securities are valued based on recent market appraisals of underlying property as well as valuation methodologies to determine the most probable cash price in a competitive market. Valuations of group annuity/insurance contracts and fund-of-hedge funds are based on daily closing prices of underlying securities or institutional evaluation prices consistent with industry practices.

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

13.    Pension and Other Retiree Benefits (Continued)

liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our expected 8.2% blended long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $33.9 million, $30.8 million and $29.8 million in 2010, 2009 and 2008, respectively.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments, which reflect expected future service, are expected to be paid:

		Postretirement Benefits
(In millions)	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy
2011	$54.0	$10.2	$0.7
2012	71.4	10.4	0.7
2013	60.4	9.9	—
2014	62.9	10.0	—
2015	65.5	10.1	—
Years 2016-2020	408.2	50.5	—

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

14.     Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2010 were as follows:

(In millions)
2011	$55.5
2012	43.4
2013	33.7
2014	21.6
2015	15.7
Remainder	19.5
Total minimum rental payments	189.4
Less minimum rentals to be received under non-cancelable subleases	5.5
$183.9

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $71.5 million, $71.9 million and $67.9 million in 2010, 2009 and 2008, respectively.

15.    Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

(In millions)	2010	2009	2008
Domestic operations	$103.4	$(46.7)	$(121.7)
Foreign operations	484.2	330.1	310.1
Income from continuing operations before income taxes and noncontrolling interests	$587.6	$283.4	$188.4

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations were as follows:

(In millions)	2010	2009	2008
Income taxes computed at federal statutory income tax rate	$205.7	$99.2	$65.9
Other income taxes, net of federal tax benefit	5.4	(0.5)	12.9
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(60.2)	(80.2)	(64.4)
Non-taxable indemnification income	(13.0)	—	—
Goodwill impairment not deductible for tax purposes	—	—	158.0
Joint venture investment write-down not deductible for tax purposes	—	—	12.9
Tax benefit on income attributable to domestic production activities	(5.8)	(8.4)	(8.1)
Net adjustments for uncertain tax positions	(34.9)	18.1	(82.8)
Net effect of change in deferred taxes	0.6	1.7	1.0
Prior period items	—	13.3	—
Miscellaneous other, net	(6.2)	(6.9)	0.2
Income taxes from continuing operations as reported	$91.6	$36.3	$95.6
Effective income tax rate	15.6%	12.8%	50.7%

The effective tax rate in 2010 was favorably impacted due to the final settlement of U.S. and Spanish federal income tax audits and by the tax-free treatment of indemnification income received in connection with the settlement of the Spanish income tax audits. The effective tax rate in 2010 was unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income. Our effective income tax rate in 2009 was favorably impacted by tax benefits from restructuring and other charges relative to the lower taxed income before these charges. Our income tax rate in 2009 was unfavorably impacted by a net tax expense of $13.3 million related to the correction of prior year items, which were determined to be immaterial to the years to which they relate.

During 2010, the Spanish tax authorities issued three assessments of tax and/or interest to our Spanish spirits companies, which include the assets acquired from Pernod Ricard in July 2005. The assessments related to the 1988-1990 and 2004-2006 periods, the majority of which related to pre-acquisition tax years. The Spanish tax authorities issued net assessments of approximately $42.2 million ($27.5 million for tax and $14.7 million for related interest), which were paid in July, October and December 2010. Pursuant to the acquisition agreement, we negotiated and received $37.1 million in tax indemnification payments from Pernod Ricard related to the above assessments and recorded these payments in other (income) expense, net. The net difference represents items for which the Company will receive future income tax benefits.

Also during 2010, the Company settled its 2004-2005 IRS audit appeal and the IRS concluded its routine examination of the Company’s 2006-2007 tax years.

15.    Income Taxes (Continued)

As a result of the conclusion of the above-mentioned U.S. and Spanish audit examinations, we recorded approximately $46.5 million of previously unrecognized tax benefits (net of current and deferred taxes) into net income. This tax benefit is included in the “Net adjustments for uncertain tax positions” line item of the tax rate reconciliation.

In 2008, the Congressional Joint Committee on Taxation completed its review of a tax refund associated with a capital loss carryforward item that was favorably resolved in an IRS administrative proceeding relating to our 2001-2002 federal tax returns. Unrecognized tax benefits (UTBs) of approximately $76.8 million were reversed into income, relating to the approval of the refund associated with our 2001-2002 federal tax returns. In the fourth quarter of 2008, we received this refund and accrued interest totaling $93.2 million. Additionally, the final settlement of the audit of our 2001-2002 federal tax returns removed uncertainty relating to the utilization of a capital loss carryforward, and we reversed $14.4 million of UTBs relating to the utilization of a portion of the capital loss carryforward against the 2007 capital gain on the sale of the U.S. distribution rights to The Dalmore Scotch Whisky. We recorded, in income from discontinued operations, a reversal of $98.7 million of UTBs associated with utilization of a portion of the capital loss carryforward against the capital gain on the sale of the U.S. Wine business.

A reconciliation of the beginning and ending amount of UTBs is as follows:

(In millions)	2010	2009	2008
Unrecognized tax benefits — beginning of year	$460.5	$434.2	$605.5
Gross additions — current year tax positions	10.6	11.6	8.3
Gross additions — purchase accounting, prior year tax positions	2.3	1.5	30.0
Gross additions — prior year tax positions	8.8	14.5	37.4
Gross reductions — prior year tax positions	(7.2)	(8.0)	(22.6)
Gross reductions — settlements with taxing authorities	(300.3)	(1.8)	(210.3)
Impact of change in foreign exchange rates	(38.1)	9.3	(11.2)
Impact due to expiration of statutes of limitations	(2.1)	(0.8)	(2.9)
Unrecognized tax benefits — end of year	$134.5	$460.5	$434.2

The amount of UTBs that, if recognized as of December 31, 2010, would affect the Company’s effective tax rate was $133.1 million.

It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $5 million to $20 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalties accruals related to UTBs as income tax expense. During the year ended December 31, 2010 the Company recognized an interest and penalty benefit of approximately $13.0 million, primarily driven by audit resolutions. During the years ended December 31, 2009 and 2008, the Company recognized $5.6 million, and $14.4 million in interest and penalty expense. At December 31, 2010 and 2009, we had accruals for the payment of interest and penalties of $48.7 million and $82.0 million respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently examining the Company’s 2008 and 2009 federal income tax returns; however the Company is technically subject to IRS examination for the years 2006 through 2009 due to unexpired statute of limitations periods. The Company or one of its subsidiaries has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2000, France for years after 2007, Mexico for years after 2001, Spain for years after 2005, and the United Kingdom for years after 2004.

15.    Income Taxes (Continued)

Income taxes were as follows:

(In millions)	2010	2009	2008
Currently payable
Federal	$(60.9)	$(2.8)	$52.3
Foreign	70.8	116.0	81.9
State and other	7.8	(6.8)	21.1
Deferred
Federal, state and other	30.9	(27.0)	(61.3)
Foreign	43.0	(43.1)	1.6
Total income tax provision	$91.6	$36.3	$95.6

The components of net deferred tax assets (liabilities) were as follows:

(In millions)	2010	2009
Deferred Tax Assets
Compensation and benefits	$102.5	$81.3
Pension and other retiree benefits	138.3	165.6
Identifiable intangible assets	28.6	56.7
Inventories	39.6	40.1
Accounts receivable	17.2	16.9
Currency translation adjustment	23.2	39.7
State income taxes	4.0	3.4
Other reserves	72.6	111.8
Miscellaneous	56.5	51.3
Net operating loss and other tax carryforwards	298.6	121.2
Valuation allowance	(215.9)	(9.6)
Total deferred tax assets	565.2	678.4
Deferred Tax Liabilities
Inventories	(11.3)	(11.2)
Fixed assets	(153.4)	(163.0)
Identifiable intangible assets	(823.9)	(849.6)
Miscellaneous	(72.6)	(54.5)
Total deferred tax liabilities	(1,061.2)	(1,078.3)
Net deferred tax liability	$(496.0)	$(399.9)

In accordance with authoritative guidance on accounting for income taxes (ASC 740), deferred taxes were classified in the balance sheet as of December 31, 2010 and 2009 as:

(In millions)	2010	2009
Other current assets	$128.4	$170.5
Other current liabilities	(8.3)	(0.1)
Other assets	46.1	72.6
Deferred income taxes	(662.2)	(642.9)
Net deferred tax liability	$(496.0)	$(399.9)

As of December 31, 2010 and 2009, the Company had deferred tax assets relating to net operating loss, capital loss and other tax carryforwards of $298.6 million and $121.2 million, respectively, of which approximately $219.6 million will expire between 2013 and 2015, and the remainder which will expire in 2016 and thereafter. The increase in the tax carryforward amount in primarily driven by a capital loss carryover deferred tax asset of $205 million resulting from the sale of our Cobra golf

15.    Income Taxes (Continued)

product line. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. A full valuation allowance has been established against the above-mentioned capital loss carryover.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries that are considered permanently reinvested were $487.7 million in the aggregate at December 31, 2010. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

16.    Balance Sheet Information

Supplemental information on our year-end balance sheets was as follows:

(In millions)	2010	2009
Inventories:
Maturing spirits	$1,253.7	$1,243.0
Other raw materials, supplies, and work in process	348.5	322.7
Finished products	486.1	450.9
Total inventories	$2,088.3	$2,016.6
Property, plant and equipment:
Land and improvements	$185.3	$179.8
Buildings and improvements to leaseholds	807.2	810.4
Machinery and equipment	2,076.6	1,980.2
Construction in progress	104.6	89.2
Property, plant and equipment, gross	3,173.7	3,059.6
Less: accumulated depreciation	1,741.6	1,591.7
Property, plant and equipment, net of accumulated depreciation	$1,432.1	$1,467.9
Other current liabilities:
Accrued, deferred and FIN48 taxes	$121.1	$159.4
Accrued interest	81.0	86.7
Accrued customer programs	103.8	91.7
Accrued salaries, wages and other compensation	221.3	178.6
Accrued expenses and other current liabilities	422.8	427.4
Total other current liabilities	$950.0	$943.8

Accrued expenses and other current liabilities include accruals for advertising and promotion, insurance, restructuring and benefit accruals.

17.     Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.0 million (approximately $12.0 million), Denview Ltd., in the amount of €9.0 million (approximately $12.0 million), and Maxxium Cyprus Ltd., in the amount of €4.0 million (approximately $5.4 million), reflecting our ownership in the joint ventures with TEG. The liability related to these guarantees is not material. BGSW and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $20.1 million).

17.    Guarantees and Commitments (Continued)

We also guarantee a lease of ACCO World Corporation, the office products business we divested in a spin-off in 2005. The guaranteed lease payments total approximately $15.9 million through April 2013. The liability related to this guarantee is not material.

Purchase obligations by the Company as of December 31, 2010 were:

	Payments Due by Period as of December 31, 2010

(In millions)	Total	2011	2012-2013	2014-2015	After 5 years
Purchase obligations(a)	$602.3	$312.1	$169.4	$120.4	$0.4

(a)	Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

18.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the twelve months ended December 31, 2010 were:

	Twelve Months Ended December 31, 2010
		Other Charges(a)
(in millions)	Restructuring Charges	Cost of Products Sold	ASG&A(b)	Total Charges
Spirits	$15.4	$3.6	$7.0	$26.0
Home & Security	8.0	1.0	3.5	12.5
Golf	2.7	(0.4)	0.5	2.8
Total	$26.1	$4.2	$11.0	$41.3

(a)	“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.
(b)	Advertising, selling, general and administrative expenses.

Pretax restructuring and other charges of $41.3 million in 2010, primarily related to additional organizational streamlining initiatives in the Spirits business ($26.0 million) and product line integration and facility consolidations in the Home & Security business ($12.5 million). These charges consisted of $23.6 million for workforce reductions, $6.3 million primarily for accelerated depreciation for facilities that will be closed, and $11.4 million for lease contract termination and other costs.

Pre-tax restructuring and other charges for the twelve months ended December 31, 2009 were:

	Twelve Months Ended December 31, 2009
		Other Charges(a)
(in millions)	Restructuring Charges	Cost of Products Sold	ASG&A(b)	Total Charges
Spirits	$25.1	$0.6	$4.6	$30.3
Home & Security	21.8	26.1	4.1	52.0
Golf	31.3	2.3	1.6	35.2
Corporate	3.7	—	—	3.7
Total	$81.9	$29.0	$10.3	$121.2

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Advertising, selling, general and administrative expenses.

18.    Restructuring and Other Charges (Continued)

Pre-tax restructuring charges in the Spirits business in 2009 of $25.1 million primarily related to our business repositioning, including strategic sales and distribution initiatives in international markets and U.S. supply chain activities, and consisted of $19.5 million for work force reductions and $5.6 million for contract termination costs and other costs. Spirits other charges were primarily associated with the business repositioning, including the realignment of our U.S. business into fully integrated category business teams and a reduction of the number of our international regions from four to three. Home & Security business restructuring and other charges of $52.0 million were primarily due to supply chain realignment and capacity and cost reduction initiatives, including the announced closure of seven additional U.S. manufacturing facilities, as well as workforce reductions. Home & Security restructuring charges of $21.8 million primarily consisted of $11.5 million for workforce reductions, $5.2 million for fixed assets write-downs, and $5.1 million for lease contract termination and other costs. Home & Security other charges consisted primarily of accelerated depreciation associated with facilities being closed. Golf business restructuring charges of $31.3 million for the twelve months ended December 31, 2009 were primarily due to a company-wide workforce reduction ($29.2 million) and the closure of a shoe manufacturing facility ($1.3 million). Golf other charges were primarily associated with the closure of the shoe manufacturing facility. Corporate charges related to the disposal of fixed assets.

Pre-tax restructuring and other charges for the twelve months ended December 31, 2008 were:

	Twelve Months Ended December 31, 2008
		Other Charges(a)
(in millions)	Restructuring Charges	Cost of Products Sold	ASG&A(b)	Total Charges
Spirits	$32.3	$4.4	$26.9	$63.6
Home & Security	49.5	9.1	(3.0)	55.6
Total	$81.8	$13.5	$23.9	$119.2

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Advertising, selling, general and administrative expenses.

Pre-tax charges for the Spirits business in 2008 of $63.6 million related to business repositioning, including supply chain activities and sales and distribution initiatives. Restructuring charges related to asset write-downs ($8.2 million), employee-related costs ($14.7 million), and lease contract termination costs and other costs ($9.4 million). Spirits other charges for the twelve months ended December 31, 2008 of $31.3 million were primarily costs for organizational repositioning and our strategic route-to-market initiative in the U.S.

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

18.    Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/09	2010 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/10
Workforce reduction costs	$36.7	$21.7	$(35.2)	$0.3	$23.5
Asset write-downs	—	0.9	0.9	(1.8)	—
Contract termination costs	10.4	—	(1.4)	(9.8)	(0.8)
Other	1.3	3.5	(2.2)	(1.9)	0.7
Total	$48.4	$26.1	$(37.9)	$(13.2)	$23.4

(a)	Cash expenditures for asset write-downs include proceeds received on asset disposals

(b)

Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions, the impact of foreign exchange rate changes, and workforce reduction costs related to non-cash benefit plan curtailments and settlements

(In millions)	Balance at 12/31/08	2009 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 12/31/09
Workforce reduction costs	$30.7	$60.2	$(44.7)	$(9.5)	$36.7
Asset write-downs	—	10.3	0.3	(10.6)	—
Contract termination costs	7.3	4.5	(2.2)	0.8	10.4
Other	1.7	6.9	(7.2)	(0.1)	1.3
Total	$39.7	$81.9	$(53.8)	$(19.4)	$48.4

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

Spirits includes products made, marketed or distributed by Beam Global Spirits & Wine, Inc. subsidiaries and affiliates.

Home & Security includes: kitchen and bathroom faucets and accessories manufactured, marketed or distributed by Moen Incorporated and its subsidiaries and affiliates; kitchen and bath cabinetry manufactured, marketed and distributed by MasterBrand Cabinets, Inc. and its subsidiaries and affiliates; residential entry door and patio door systems designed and manufactured by Therma-Tru Corp. and its subsidiaries and affiliates; vinyl-framed windows manufactured, marketed and distributed by Simonton Holdings Inc. and its subsidiaries and affiliates; and locks, tool storage and organization products manufactured, marketed or distributed by the Storage and Security business which is comprised of the Master Lock and Waterloo product lines.

Golf includes golf balls, golf clubs, golf shoes and gloves manufactured, marketed or distributed by Acushnet Company and its subsidiaries and affiliates.

The Company’s subsidiaries operate principally in the United States, Canada, Europe (primarily in Spain, the United Kingdom and France), Australia and Mexico.

19.    Information on Business Segments (Continued)

(In millions)	2010	2009	2008
Net sales:
Spirits	$2,665.9	$2,469.6	$2,480.9
Home & Security	3,234.0	3,006.8	3,759.1
Golf	1,241.6	1,218.3	1,368.9
Net sales	$7,141.5	$6,694.7	$7,608.9

Operating income (loss):
Spirits	$544.3	$484.7	$543.7
Home & Security	222.0	87.0	(465.6)
Golf	88.7	25.0	125.3
Less: Corporate expenses(a)	(91.1)	(91.5)	(57.8)
Operating income	$763.9	$505.2	$145.6

Net sales by geographic region(b):
United States	$4,784.5	$4,601.4	$5,312.2
Europe	739.1	776.3	921.1
Canada	578.7	483.7	549.0
Australia	332.5	276.8	258.4
Other countries	706.7	556.5	568.2
Net sales	$7,141.5	$6,694.7	$7,608.9

Total assets:
Spirits	$7,359.9	$7,482.7	$7,128.4
Home & Security	3,750.3	3,747.9	3,924.1
Golf	877.4	813.2	895.0
Corporate(c)	687.7	326.8	144.4
Total assets	$12,675.3	$12,370.6	$12,091.9

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

19.    Information on Business Segments (Continued)

(In millions)	2010	2009	2008
Property, plant and equipment, net:
United States	$941.1	$950.2	$1,064.3
Europe	272.4	313.1	308.4
Mexico	73.8	79.4	83.0
Canada	64.8	61.8	56.4
Other countries	80.0	63.4	41.8
Property, plant and equipment, net	$1,432.1	$1,467.9	$1,553.9

Depreciation expense:
Spirits	$82.7	$70.7	$68.4
Home & Security	95.9	115.0	109.9
Golf	29.4	31.2	32.9
Corporate	2.2	1.4	2.0
Depreciation expense	$210.2	$218.3	$213.2

Amortization of intangible assets:
Spirits	$16.3	$17.3	$16.4
Home & Security	15.7	16.1	32.9
Golf	0.2	0.3	0.3
Amortization of intangible assets	$32.2	$33.7	$49.6

Capital expenditures:
Spirits	$130.9	$77.9	$85.4
Home & Security	58.3	43.2	57.0
Golf	30.9	36.3	33.6
Corporate	2.9	0.1	0.3
Capital expenditures, gross	223.0	157.5	176.3
Less: proceeds from disposition of assets	(142.4)	(15.9)	(19.2)
Capital expenditures, net	$80.6	$141.6	$157.0

20.     Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2010	1st	2nd	3rd	4th
Net sales	$1,625.1	$1,898.9	$1,722.0	$1,895.5
Gross profit	658.8	791.6	705.4	726.3
Operating income	156.4	273.5	176.8	157.2
Net income	74.4	229.4	104.7	87.5
Net income attributable to Fortune Brands	72.2	227.4	102.6	85.4
Earnings per common share
Basic	$0.48	$1.49	$0.67	$0.56
Diluted	$0.47	$1.48	$0.66	$0.55

2009	1st	2nd	3rd	4th
Net sales	$1,438.9	$1,740.8	$1,717.9	$1,797.1
Gross profit	550.9	702.4	699.2	702.4
Operating income	60.5	192.9	204.5	47.3
Net income	8.9	100.6	125.2	12.4
Net income attributable to Fortune Brands	7.4	99.8	124.1	11.5
Earnings per common share
Basic	$0.05	$0.66	$0.82	$0.08
Diluted	$0.05	$0.66	$0.82	$0.08

21.     Other (Income) Expense, net

The components of other (income) expense, net, for the years ended December 31, 2010, 2009 and 2008 were as follows:

(In millions)	2010	2009	2008
Tax indemnification income(a)	$(37.1)	$—	$—
Maxxium distribution gain(b)	—	(12.5)	—
Amortization of deferred income(b )	—	—	(20.3)
Early termination of Spirits business’s U.S. distribution agreement(b )	—	—	(233.7)
Acceleration of Future Brands unamortized deferred gain(b )	—	—	(72.0)
Maxxium investment impairment charges(b )	—	—	50.5
Equity loss (income) in joint ventures	0.7	8.5	(11.2)
Foreign currency transaction (gains) losses	(2.6)	4.7	6.2
Other items, net	1.5	5.3	0.6
Total other (income) expense, net	$(37.5)	$6.0	$(279.9)

(a)	Refer to Note 15, “Income Taxes,” for additional information.

(b)	Refer to Note 6, “Related Party Transactions,” for additional information.

22.     Earnings Per Share

Basic earnings per common share for a given year are based on the weighted-average number of common shares outstanding in such year and after preferred stock dividend requirements have been satisfied. Diluted earnings per common share assume that any convertible preferred shares

22.    Earnings Per Share (Continued)

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

The computations of basic and diluted earnings per common share were as follows:

(In millions)	2010	2009	2008
Income from continuing operations	$487.6	$242.8	$158.6
Income from discontinued operations	—	—	152.5
Net income attributable to Fortune Brands	487.6	242.8	311.1
Less: Preferred stock dividends	0.4	0.5	0.5
Income available to Fortune Brands common stockholders — basic	487.2	242.3	310.6
Convertible Preferred stock Dividend requirements	0.4	0.5	0.5
Income available to Fortune Brands common stockholders — diluted	$487.6	$242.8	$311.1

Weighted average number of common shares outstanding — basic	152.4	150.3	151.7
Conversion of Convertible Preferred stock	1.1	1.2	1.2
Exercise of stock options	0.8	0.3	0.8
Weighted average number of common shares outstanding — diluted	154.3	151.8	153.7
Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	14.5	16.1	9.9
Earnings per common share
Basic
Continuing operations	$3.20	$1.61	$1.04
Discontinued operations	—	—	1.01
Net income	$3.20	$1.61	$2.05
Diluted
Continuing operations	$3.16	$1.60	$1.03
Discontinued operations	—	—	0.99
Net income	$3.16	$1.60	$2.02

23.    Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consists of net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and pension and postretirement adjustments. The components of and changes in accumulated other comprehensive loss were as follows:

(in millions)	Foreign Currency Adjustments	Pension and Postretirement Adjustments	Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2007	$465.7	$(116.1)	$(0.5)	$349.1
Changes during year	(694.7)	(167.8)	35.0	(827.5)
Balance at December 31, 2008	(229.0)	(283.9)	34.5	(478.4)
Changes during year	288.1	17.7	(39.2)	266.6
Balance at December 31, 2009	59.1	(266.2)	(4.7)	(211.8)
Changes during year	26.0	11.0	2.8	39.8
Balance at December 31, 2010	$85.1	$(255.2)	$(1.9)	$(172.0)

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

The Indemnitor has complied with the terms of the Indemnification Agreement since 1994, and we are not aware of any inability on the part of the Indemnitor to satisfy its indemnity obligations.

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

Callaway Litigation

The 2006 Callaway Litigation

On February 9, 2006, Callaway Golf Company (Callaway) filed a lawsuit seeking unspecified damages against the Company’s subsidiary Acushnet Company (Acushnet) in the United States District Court for the District of Delaware (2006 Callaway Litigation). Callaway alleged that Pro V1 golf balls then manufactured by Acushnet infringed four of Callaway’s patents. At a December, 2007 trial, the validity of nine claims contained in the four patents was tried to a jury which returned a mixed verdict, finding one claim invalid and eight claims valid. On November 10, 2008, the trial court issued an order enjoining sales of all 2007 Pro V1 golf balls as of January 1, 2009. Acushnet appealed to the United States Court of Appeals for the Federal Circuit.

On August 14, 2009, the Court of Appeals overturned the judgment, vacated the injunction and sent the case back to the District Court. The Court of Appeals also found that the District Court erred in rejecting an Acushnet defense before the trial.

24.    Pending Litigation (Continued)

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

The 2009 Callaway Litigation

In late 2008, Acushnet introduced what it believes to be non-infringing Pro V1 balls. In February 2009, Acushnet introduced new improved versions of the Pro V1 balls, which it also believes are non-infringing. On March 3, 2009, Callaway filed another lawsuit seeking unspecified damages against Acushnet in the United States District Court for the District of Delaware (2009 Callaway Litigation). Callaway alleged that Acushnet’s modified Pro V1 balls and Acushnet’s new 2009 versions of the Pro V1 balls infringe two additional patents owned by Callaway. On March 3, 2009, Acushnet also filed a lawsuit seeking unspecified damages against Callaway in the United States District Court for the District of Delaware. Acushnet alleged that several Callaway ball models infringe nine Acushnet patents.

Proceedings at the U.S. Patent and Trademark Office

In separate proceedings, on February 19, 2006, Acushnet filed requests with the U.S. Patent and Trademark Office (PTO) for reexamination of all four of the patents asserted by Callaway in the 2006 Callaway Litigation. The PTO issued final office actions finding that all four patents are invalid. Callaway subsequently filed appeals regarding all four of the patents with the Patent Board of Appeals. The Patent Board of Appeals conducted a hearing on January 19, 2011 and their decision is expected later this year. With regard to the patents asserted by Callaway in the 2009 Callaway Litigation, Acushnet also filed a request for reexamination with the PTO. The PTO has accepted the reexaminations and has issued office actions that reject all of the claims of both patents as invalid on multiple grounds.

We believe that Acushnet has meritorious defenses to all of the litigation brought by Callaway and each of these matters is being vigorously contested. Given the favorable jury verdict in the first Callaway suit and the favorable developments at the PTO with respect to the validity of patents asserted in both Callaway patent suits, as well as the speculative nature of damages asserted by Callaway in both suits, it is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the results of the Company’s operations, cash flows or financial conditions.

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

26.    Subsequent Event

In the first quarter of 2011, the Company entered into uncommitted lines of credit totaling $200 million for seasonal working capital and other needs. One of the uncommitted lines of credit references the financial ratio covenant in the revolving credit agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2011

To The Shareholders of Fortune Brands, Inc.

We have prepared the consolidated balance sheets of Fortune Brands, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and equity for each of the three years in the period ended December 31, 2010. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

Internal control over financial reporting of the Company and its subsidiaries is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

The Company’s stockholders annually ratify the appointment of the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. Their audit is performed in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report included herein.

(c) Report	of the Registered Public Accounting Firm.

The report on the effectiveness of the Company’s internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”

(d) Changes	in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2011 Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors has adopted a Code of Ethics for the CEO and Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer and controller. The Code of Ethics for the CEO and Senior Financial Officers is available, free of charge, on the Company’s website, www.fortunebrands.com. A copy of the Code of Ethics for the CEO and Senior Financial Officers is also available and will be sent to shareholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11. Executive Compensation.

See the information under the captions “Board Committees — Compensation and Stock Option Committee,” “2010 Compensation,” “Compensation Discussion and Analysis” and “Compensation and Stock Option Committee Report” contained in the 2011 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions “Certain Information Regarding Security Holdings” and “Equity Compensation Plan Information” contained in the 2011 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2011 Proxy Statement, which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2011 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2010 and 2009 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008 contained in Item 8 hereof.

Consolidated Statement of Equity for the years ended December 31, 2010, 2009 and 2008 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 117.

(3)	Exhibits

3(i).	Restated Certificate of Incorporation of the Company as amended on April 30, 2009 and April 29, 2010 is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2010, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc. (as amended), as of July 29, 2008, is incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.

4.1.	Indenture dated as of July 15, 1988 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee (“Chemical”) is incorporated herein by reference to Exhibit 4a to our Current Report on Form 8-K filed on June 27, 1989, Commission file number 1-9076.

4.2.	First Supplemental Indenture dated as of November 14, 1990 between the Company and Chemical is incorporated herein by reference to Exhibit 4b to our Current Report on Form 8-K filed on November 19, 1990, Commission file number 1-9076.

4.3.	Second Supplemental Indenture dated as of September 1, 1991 between the Company and Chemical is incorporated herein by reference to Exhibit 4c to our Current Report on Form 8-K filed on October 10, 1991, Commission file number 1-9076.

4.4.	Third Supplemental Indenture dated as of May 28, 1997 between the Company and The Chase Manhattan Bank (as successor by merger to Chemical) is incorporated herein by reference to Exhibit 4a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076.*

4.5.	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Trustee is incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076.

4.6.	Conformed copy of the Fiscal Agency Agreement, dated February 1, 2006, between Fortune Brands, Inc. and JPMorgan Chase Bank, N.A., including exhibits thereto, is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2006, Commission file number 1-9076.

4.7.	Registration Rights Agreement between the Company and GreatBanc Trust Company, as investment manager of the accounts held under the Fortune Brands Inc. Master Retirement Trust and the Fortune Brands Home & Hardware LLC Retirement Plans Trust, is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 3, 2010, Commission file number 1-9076.

10.1.	Fortune Brands, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.2.	Fortune Brands, Inc. 1999 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076.*

10.3.	Amendment to Fortune Brands, Inc. 1999 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.4.	Fortune Brands, Inc. 2003 Long-Term Incentive Plan incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076.*

10.5.	Amendment to the 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission file number 1-9076.*

10.6.	Amendment to the 2003 Long-Term Incentive Plan Amendment is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.7.	Amendment to Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.8.	Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076.*

10.9.	First Amendment to the 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.*

10.10	Second Amendment to the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076.

10.11.	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.12.	September 2005 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.13.	September 2006 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.14.	Form of Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.15.	February 2008 Nonqualified Stock Option Terms and Conditions for an award made to Bruce A. Carbonari under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.16.	September 2009 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission file number 1-9076.*

10.17.	February 2010 Nonqualified Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.18.	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.19.	September 2005 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076.*

10.20.	September 2006 Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2003 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.21.	Form of Incentive Stock Option Terms and Conditions for awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.22.	Form of Performance Award Notice and Terms and Conditions for 2009-2011 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, Commission file number 1-9076.*

10.23.	Form of Performance Award Notice and Terms and Conditions for 2010-2012 awards under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.24.	Form of Amendment to February 2009, July 2009 and February 2010 Performance Stock Awards Terms and Conditions granted under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan.*

10.25.	Performance Award Notice and Agreement between the Company and Bruce A. Carbonari for the July 1, 2009 to June 30, 2011 award granted on July 27, 2009 under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, Commission file number 1-9076.*

10.26.	Form of Restricted Stock Unit Agreements between the Company and certain executives is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2008, Commission file number 1-9076.*

10.27.	Form of Amendment to the Restricted Stock Unit Agreements for awards granted to certain executives on February 25, 2008 under the Fortune Brands, Inc. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, Commission file number 1-9076.*

10.28.	Restricted Stock Unit Agreement between the Company and Patrick J. Koley effective February 3, 2009 is incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K, for the year ended December 31, 2009, Commission file number 1-9076.*

10.29.	Form of Fortune Brands, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009, Commission file number 1-9076.*

10.30.	Fortune Brands, Inc. Supplemental Plan, as Amended and Restated, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2007, Commission file number 1-9076.*

10.31.	Amendment to the Fortune Brands, Inc. Supplemental Plan is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076.*

10.32.	Second Amendment to the Fortune Brands, Inc. Supplemental Plan (as amended and restated effective January 1, 2008) as of October 1, 2010 is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2010, Commission file number 1-9076.*

10.33.	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.34.	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers for purposes of paying amounts under the Supplemental Plan is incorporated herein by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.35.	Schedule identifying employee grantor Trust Agreements in favor of certain executives is incorporated herein by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission file number 1-9076.*

10.36.	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche is incorporated herein by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076.*

10.37.	Trust Agreement among Moen Incorporated, Northern Trust Company and Bruce A. Carbonari establishing an employee grantor trust for purposes of paying amounts under the Moen Incorporated Supplemental Plan is incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.*

10.38.	Form of Change of Change in Control Agreement between the Company and each of Messrs. Carbonari, Omtvedt, Roche and Hausberg, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.39.	Form of Amendment to Change in Control Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche and Hausberg, incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission file number 1-9076.*

10.40.	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under change in control agreements is incorporated herein by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076.*

10.41.	Severance Agreement dated September 19, 2007 between the Company and Bruce A. Carbonari is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.42.	Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement is incorporated herein by reference to Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.43.	Form of Amendment to the Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076.

10.44.	Form of Severance Agreement between the Company and each of Messrs. Omtvedt, Roche and Hausberg, is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076.*

10.45.	Form of Amendment to Severance Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche and Hausberg, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission file number 1-9076.*

10.46.	Agreement for the Payment of Benefits Following Termination of Employment between the Company and Mr. Koley dated April 28, 2009 is incorporated herein by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

10.47.	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated effective January 1, 2008), as of July 29, 2008, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008, Commission file number 1-9076.*

10.48.	Form of Aircraft Time-Sharing Agreement between the Company and each of Messrs. Carbonari and Omtvedt is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2008, Commission file number 1-9076.*

10.49.	Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076.*

10.50.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, Commission file number 1-9076.*

10.51.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendment thereto is incorporated herein by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-9076.*

10.52.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan and Amendments thereto is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission file number 1-9076.*

10.53.	Amendment to Fortune Brands, Inc. Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.54.	Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission file number 1-9076.*

10.55.	Amendment to Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.56.	Form of Stock Option Agreement for awards under the Fortune Brands, Inc. 2002 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076.*

10.57.	Fortune Brands, Inc. Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2000, Commission file number 1-9076.*

10.58.	Fortune Brands, Inc. 2005 Non-Employee Director Stock Plan is incorporated herein by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2005, Commission file number 1-9076.*

10.59.	Fortune Brands, Inc. 2010 Non-Employee Director Stock Plan is incorporated herein by reference to Appendix B to our Definitive Proxy Statement filed on March 8, 2010, Commission file number 1-9076.*

10.60.	Fortune Brands, Inc. Directors Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076.*

10.61.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof are incorporated herein by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076.*

10.62.	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan is incorporated herein by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076.*

10.63.	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 is incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076.*

10.64.	Three-Year Revolving Credit Agreement dated as of February 3, 2010 among Fortune Brands, Inc., Fortune Brands Finance UK p.l.c., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 5, 2010, Commission file number 1-9076.

10.65.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation is incorporated herein by reference to Exhibit 10.64 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076.

10.66.	Supplemental Agreement, dated as of July 30, 2004, among Fortune Brands, Inc., Brown & Williamson Tobacco Corporation (B&W) and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) incorporated herein by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, Commission file number 1-9076.

10.67.	Master Transaction Agreement dated March 20, 2001 by and among V&S Vin & Sprit AB, The Absolut Spirits Company, Incorporated, Jim Beam Brands Worldwide, Inc., Jim Beam Brands Co. and the Company is incorporated herein by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission file number 1-9076.

10.68.	Termination and Redemption Agreement between Beam Global Spirits & Wine, Inc., The Absolut Spirits Company, Incorporated, Jim Beam Brands Co., Future Brands LLC, V & S Vin & Sprit AB and Fortune Brands, Inc. dated August 28, 2008 is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008, Commission file number 1-9076.

10.69.	Agreement and Plan of Merger dated March 15, 2005 among the Company, ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 21, 2005, Commission file number 1-9076.

10.70.	Amendment to Agreement and Plan of Merger dated as of August 4, 2005 among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 8, 2005, Commission file number 1-9076.

10.71.	Distribution Agreement dated March 15, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 21, 2005, Commission file number 1-9076.

10.72.	Amendment to Distribution Agreement dated as of August 4, 2005 between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on August 8, 2005, Commission file number 1-9076.

10.73.	Tax Allocation Agreement dated as of August 16, 2005 by and between Fortune Brands, Inc. and ACCO World Corporation is incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed on August 22, 2005, Commission file number 1-9076.

10.74.	Asset Purchase Agreement dated as of April 21, 2005 among Larios Pernod Ricard, S.A., Fortune Brands, Inc., and Pernod Ricard S.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 8, 2005, Commission file number 1-9076.

10.75.	Purchase Agreement between The Absolut Spirits Company, Incorporated, V & S Vin & Sprit AB and Beam Global Spirits & Wine, Inc. dated August 28, 2008 is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q for the period ended September 30, 2008, Commission file number 1-9076.

12.	Statement re computation of ratio of earnings to combined fixed charges and preferred dividends.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.	List of Pending/Terminated Cases.

101.	The following materials from the Fortune Brands, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) the Notes to the Consolidated Financial Statements.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

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

FORTUNE BRANDS, INC. (The Company)

Date: February 23, 2011	BY:	/S/ BRUCE A. CARBONARI
Bruce A. Carbonari Chairman of the Board and Chief Executive Officer (principal executive officer)

/S/ CRAIG P. OMTVEDT
Craig P. Omtvedt Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE A. CARBONARI Bruce A. Carbonari, Chairman of the Board and Chief Executive Officer (principal executive officer) Date: February 23, 2011	/s/ A.D. DAVID MACKAY* A.D. David Mackay, Director Date: February 23, 2011

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 23, 2011	/s/ ANNE M. TATLOCK* Anne M. Tatlock, Director Date: February 23, 2011

/s/ EDWARD A. WIERTEL Edward A. Wiertel, Vice President and Corporate Controller (principal accounting officer) Date: February 23, 2011	/s/ DAVID M. THOMAS* David M. Thomas, Director Date: February 23, 2011

/s/ RICHARD A. GOLDSTEIN* Richard A. Goldstein, Director Date: February 23, 2011	/s/ RONALD V. WATERS, III* Ronald V. Waters, III, Director Date: February 23, 2011

/s/ ANN FRITZ HACKETT* Ann Fritz Hackett, Director Date: February 23, 2011	/s/ NORMAN H. WESLEY* Norman H. Wesley, Director Date: February 23, 2011

/s/ PIERRE E. LEROY* Pierre E. Leroy, Director Date: February 23, 2011	/s/ PETER M. WILSON* Peter M. Wilson, Director Date: February 23, 2011

*By:	/s/ MARK A. ROCHE
Mark A. Roche, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2010, 2009 and 2008	FORTUNE BRANDS, INC. AND SUBSIDIARIES

		Additions
(In millions)	Balance @ Beginning of Period	Charged to Expense	Charged to Other Accounts(a)	Write-offs and Deductions(b)	Balance @ End of Period
2010:
Allowance for cash discounts, returns and sales allowances	$32.9	$171.4	$—	$161.3	$43.0
Allowance for doubtful accounts	39.1	8.1	—	8.3	38.9
Allowance for deferred tax assets	9.6	206.7	—	0.4	215.9

2009:
Allowance for cash discounts, returns and sales allowances	$27.6	$191.0	$—	$185.7	$32.9
Allowance for doubtful accounts	29.9	23.2	0.6	14.6	39.1
Allowance for deferred tax assets	4.6	7.1	—	2.1	9.6

2008:
Allowance for cash discounts, returns and sales allowances	$25.6	$226.6	$—	$224.6	$27.6
Allowance for doubtful accounts	28.2	15.6	—	13.9	29.9
Allowance for deferred tax assets	21.3	1.5	—	18.2	4.6

(a)	Balance at acquisition date of subsidiaries, net of dispositions.

(b)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.