Form 10-Q
period 2011-03-31
FORTUNE BRANDS INC
filed 2011-05-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at April 30, 2011 was 154,163,985.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$269.2	$864.7
Accounts receivable, net	1,078.9	947.4
Inventories
Maturing spirits	1,316.6	1,253.7
Other raw materials, supplies and work in process	351.7	348.5
Finished products	503.1	486.1

	2,171.4	2,088.3
Other current assets	457.3	442.6

Total current assets	3,976.8	4,343.0

Property, plant and equipment	3,216.8	3,173.7
Less: accumulated depreciation	1,779.6	1,741.6

Property, plant and equipment, net	1,437.2	1,432.1
Goodwill resulting from business acquisitions	3,685.2	3,602.4
Other intangible assets resulting from business acquisitions, net	3,107.8	3,048.9
Other assets	316.0	248.9

Total assets	$12,523.0	$12,675.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Liabilities and equity
Current liabilities
Notes payable to banks	$57.4	$52.9
Bank lines of credit	280.0	—
Current portion of long-term debt	—	590.6
Accounts payable	486.8	513.4
Other current liabilities	851.7	950.0

Total current liabilities	1,675.9	2,106.9

Long-term debt	3,671.3	3,637.4
Deferred income taxes	674.6	662.2
Accrued pension and postretirement benefits	335.5	332.2
Other non-current liabilities	263.1	248.6

Total liabilities	6,620.4	6,987.3

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	4.9	4.9
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	829.9	820.2
Accumulated other comprehensive loss	(46.2)	(172.0)
Retained earnings	7,550.4	7,499.3
Treasury stock, at cost	(3,188.4)	(3,215.3)

Total Fortune Brands stockholders’ equity	5,884.6	5,671.1
Noncontrolling interests	18.0	16.9

Total equity	5,902.6	5,688.0

Total liabilities and equity	$12,523.0	$12,675.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2011 and 2010

(in millions, except per share amounts)

(Unaudited)

	2011	2010
Net sales	$1,757.4	$1,625.1

Cost of products sold	933.0	839.9
Excise taxes on spirits	148.9	126.4
Advertising, selling, general and administrative expenses	495.3	492.9
Amortization of intangible assets	7.6	8.4
Restructuring charges	2.6	1.1
Business separation costs	9.5	—

Operating income	160.5	156.4

Interest expense	46.6	55.2
Other expense (income), net	1.3	(2.0)

Income before income taxes	112.6	103.2

Income taxes	29.4	28.8

Net income	83.2	74.4
Less: Noncontrolling interests	2.0	2.2

Net income attributable to Fortune Brands	$81.2	$72.2

Earnings per common share
Basic	$0.53	$0.48
Diluted	$0.52	$0.47

Dividends paid per common share	$0.19	$0.19

Average number of common shares outstanding
Basic	153.7	151.6

Diluted	156.6	153.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(in millions)

(Unaudited)

	2011	2010
Operating activities
Net income	$83.2	$74.4
Non-cash pre-tax expense (income):
Restructuring charges	(0.1)	0.1
Depreciation	50.3	50.3
Amortization	8.3	9.1
Stock-based compensation	13.8	15.8
Deferred income taxes	13.2	26.2
Changes in assets and liabilities:
Increase in accounts receivable	(130.9)	(28.3)
Increase in inventories	(28.7)	(65.5)
(Decrease) increase in accounts payable	(19.2)	0.9
Decrease in accrued expenses and other liabilities	(188.0)	(206.8)
Increase in accrued taxes	5.5	6.9
Other operating activities, net	(13.7)	44.9

Net cash used in operating activities	(206.3)	(72.0)

Investing activities
Capital expenditures	(37.3)	(32.0)
Proceeds from the disposition of assets	1.5	0.6
Acquisitions, net of cash acquired	(39.0)	—
Return of investment in affiliates	2.1	—
Repayment of loans to affiliates	—	7.6

Net cash used in investing activities	(72.7)	(23.8)

Financing activities
Increase in short-term debt	281.1	9.4
Repayment of long-term debt	(590.6)	(7.1)
Dividends to stockholders	(29.2)	(29.0)
Proceeds received from exercise of stock options	20.7	7.8
Tax benefit on exercise of stock options	0.8	1.5
Other financing activities, net	(0.9)	(7.4)

Net cash used in financing activities	(318.1)	(24.8)

Effect of foreign exchange rate changes on cash	1.6	(6.9)

Net decrease in cash and cash equivalents	$(595.5)	$(127.5)

Cash and cash equivalents at beginning of period	$864.7	$417.2

Cash and cash equivalents at end of period	$269.2	$289.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2011 and 2010

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non-controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Comprehensive income
Net income	—	—	—	—	72.2	—	2.2	74.4
Translation adjustments	—	—	—	(16.6)	—	—	—	(16.6)
Derivative instruments	—	—	—	10.1	—	—	—	10.1
Pension and postretirement benefit adjustments	—	—	—	2.5	—	—	—	2.5

Total comprehensive income	—	—	—	(4.0)	72.2	—	2.2	70.4

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Dividends ($0.19 per Common share and $0.6675 per Preferred share)	—	—	—	—	(29.0)	—	—	(29.0)
Shares issued from treasury stock for benefit plans	—	—	6.4	—	—	61.5	—	67.9
Stock-based compensation	—	—	14.4	—	(3.0)	12.2	—	23.6
Tax benefit on exercise of stock options	—	—	1.4	—	—	—	—	1.4
Conversion of preferred stock (<0.1shares)	—	—	(0.3)	—	—	0.3	—	—

Balance at March 31, 2010	$5.2	$734.0	$777.5	$(215.8)	$7,175.6	$(3,252.0)	$14.8	$5,239.3

Balance at December 31, 2010	$4.9	$734.0	$820.2	$(172.0)	$7,499.3	$(3,215.3)	$16.9	$5,688.0
Comprehensive income
Net income	—	—	—	—	81.2	—	2.0	83.2
Translation adjustments	—	—	—	123.3	—	—	—	123.3
Derivative instruments	—	—	—	(1.3)	—	—	—	(1.3)
Pension and postretirement benefit adjustments	—	—	—	3.8	—	—	—	3.8

Total comprehensive income	—	—	—	125.8	81.2	—	2.0	209.0

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Dividends ($0.19 per Common share and $0.6675 per Preferred share)	—	—	—	—	(29.2)	—	—	(29.3)
Stock-based compensation	—	—	8.5	—	(0.9)	26.7	—	34.4
Tax benefit on exercise of stock options	—	—	1.4	—	—	—	—	1.4
Conversion of preferred stock (<0.1 shares)	—	—	(0.2)	—	—	0.2	—	—

Balance at March 31, 2011	$4.9	$734.0	$829.9	$(46.2)	$7,550.4	$(3,188.4)	$18.0	$5,902.6

(1)	Accumulated other comprehensive income (loss)

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Background, Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Fortune Brands” and “the Company” refer to Fortune Brands, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The condensed consolidated balance sheet as of March 31, 2011, the related condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). This Form 10-Q should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

On December 8, 2010, we announced that the Board of Directors approved in principle a separation of the Company’s three business segments (the “Proposed Separation”). The broad plan includes: the continuation of Fortune Brands as an independent, publicly-traded company focused solely on the Spirits business; the tax-free spin-off to shareholders of the Home & Security business into an independent publicly-traded company; and exploring the sale or tax-free spin-off of the Golf business.

2.	Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. Adoption of this standard did not impact our financial statements and disclosures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3.685.2 million as of March 31, 2011. The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Spirits	Home & Security	Golf	Total goodwill
Balance at December 31, 2010
Goodwill	$2,137.5	$1,905.6	$10.6	$4,053.7
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,137.5	$1,454.3	$10.6	$3,602.4

Year-to-date activity
Translation adjustments	35.9	1.4	—	37.3
Acquisition-related adjustments	44.9	0.6	—	45.5

Balance at March 31, 2011
Goodwill	$2,218.3	$1,907.6	$10.6	$4,136.5
Accumulated impairment losses	—	(451.3)	—	(451.3)

Total goodwill, net	$2,218.3	$1,456.3	$10.6	$3,685.2

We also had indefinite-lived intangible assets, principally tradenames, of $2,625.1 million and $2,565.3 million as of March 31, 2011 and December 31, 2010, respectively. The increase of $59.8 million was due to changes in foreign currency translation adjustments.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $884.6 million and $401.9 million, respectively, as of March 31, 2011, compared to $874.6 million and $391.0 million, respectively, as of December 31, 2010. The gross carrying value increase of $10.0 million was due to changes in foreign currency translation adjustments.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2011 and December 31, 2010 were as follows:

(in millions)	As of March 31, 2011				As of December 31, 2010
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$2,680.0	$(54.9	)(1)	$2,625.1	$2,620.2	$(54.9	)(1)	$2,565.3
Amortizable intangible assets
Tradenames	522.0	(189.3)		332.7	513.3	(184.0)		329.3
Customer and contractual relationships	276.8	(159.9)		116.9	275.5	(155.6)		119.9
Patents/proprietary technology	40.5	(33.6)		6.9	40.5	(33.1)		7.4
Licenses and other	45.3	(19.1)		26.2	45.3	(18.3)		27.0

Total	884.6	(401.9)		482.7	874.6	(391.0)		483.6

Total identifiable intangibles	$3,564.6	$(456.8)		$3,107.8	$3,494.8	$(445.9)		$3,048.9

(1)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (Accounting Standards Codification (ASC) 350).

Indefinite-lived tradenames as of March 31, 2011 were comprised of $1,954.4 million in the Spirits segment, $668.8 million in the Home & Security segment and $1.9 million in the Golf segment.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

4.	Acquisition

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The purchase price allocation is preliminary and will be completed after asset valuations are finalized. Final adjustments will affect the fair value assigned to the assets, including intangible assets. The acquisition was not material for the purposes of supplemental disclosure (per ASC 805).

5.	Disposition

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

Business separation costs are external costs directly related to implementing the Proposed Separation of the Company’s three business segments. We recorded $9.5 million of business separation costs in the first quarter of 2011 that predominately consisted of financial, legal and other separation related advisory fees.

7.	Income Taxes

The effective income tax rates for the three months ended March 31, 2011 and 2010 were 26.1% and 27.9%, respectively. The effective tax rate in 2011 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income. The effective tax rate in 2010 was unfavorably impacted by a $2.2 million tax expense associated with a change in the tax law related to Medicare Part D subsidies.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 million to $20 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We do not provide for deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. As a result of the Proposed Separation and related transactions, it is possible that the above tax assertion regarding permanent reinvestment of foreign earnings, as well as assumptions with respect to the realization of certain deferred assets, could change.

8.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2011 and 2010 by segment were as follows:

	Three Months Ended March 31,
(in millions)	2011	2010	% Change vs. Prior Year
Net Sales
Spirits	$673.1	$573.1	17.4%
Home & Security	714.2	698.4	2.3
Golf	370.1	353.6	4.7

Net Sales	$1,757.4	$1,625.1	8.1%

Operating Income
Spirits	$144.4	$115.1	25.5%
Home & Security	5.7	22.4	(74.6)
Golf	43.3	44.4	(2.5)
Corporate expenses	(32.9)	(25.5)	(29.0)

Operating Income	$160.5	$156.4	2.6%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Three Months Ended March 31,
	2011	2010
Net income attributable to Fortune Brands	$81.2	$72.2
Less: Preferred stock dividends	0.1	0.1

Income attributable to Fortune Brands common stockholders – basic	81.1	72.1
Convertible Preferred stock dividends	0.1	0.1

Income attributable to Fortune Brands common stockholders – diluted	$81.2	$72.2

Weighted average number of common shares outstanding – basic	153.7	151.6
Conversion of Convertible Preferred stock	1.1	1.1
Exercise of share-based awards	1.8	0.5

Weighted average number of common shares outstanding – diluted	156.6	153.2

Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	8.2	17.2

Earnings per common share
Basic	$0.53	$0.48
Diluted	$0.52	$0.47

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(in millions)	2011	2010	2011	2010
Service cost	$8.0	$7.6	$0.6	$0.6
Interest cost	16.5	16.1	1.6	1.8
Expected return on plan assets	(20.9)	(20.3)	—	—
Amortization of prior service cost (credit)	0.6	0.6	(0.9)	(0.9)
Amortization of net losses	6.4	5.6	—	—
Termination benefit and curtailment losses	—	0.1	—	—

Net periodic benefit cost	$10.6	$9.7	$1.3	$1.5

On February 3, 2010, we made a voluntary contribution to our U.S. defined benefit pension plans of 1.56 million shares of our common stock, held as treasury stock, with a fair value of $67.1 million.

11.	Debt and Financing Arrangements

In January 2011, we repaid maturing notes of $590.6 million using cash on hand. In addition, in the first quarter of 2011, we entered into uncommitted lines of credit totaling $200 million for seasonal working capital and other needs. One of the uncommitted lines of credit is subject to the financial ratio covenant in our revolving credit agreement. There was $200 million outstanding on these lines of credit at March 31, 2011. The interest rates under these lines of credit are variable based on LIBOR at the time of borrowing. Borrowings under these uncommitted lines of credit have maturities of one month or less.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of March 31, 2011, there was $80 million outstanding under this facility. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. None of our other debt instruments include financial ratio covenants. There were no events of default as of March 31, 2011.

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

We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates, interest rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into interest rate swaps and commodity swaps.

As of March 31, 2011, we had entered into fixed to floating interest rate swaps with an aggregate notional principal amount of $900 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). The unrealized gain on these interest rate swap contracts and the offsetting unrealized loss on the related debt was $31.5 million as of March 31, 2011.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2011 was $1,066.9 million.

We enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding as of March 31, 2011.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Financial Instruments (Continued)

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 were:

(in millions)		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
Assets
Foreign exchange contracts	Other current assets	$4.9	$6.8
	Other assets	—	0.4
Commodity contracts	Other current assets	1.6	1.0
Interest rate contracts	Other assets	31.5	36.7

	Total assets	$38.0	$44.9
Liabilities
Foreign exchange contracts	Other current liabilities	$32.1	$17.0
	Other non-current liabilities	1.2	0.2
Commodity contracts	Other current liabilities	0.3	—

	Total liabilities	$33.6	$17.2

The effects of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the three months ended March 31, 2011 and 2010 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010
Cash flow	$(8.8)	$0.4	Net sales	$(4.1)	$(6.9)
			Cost of products sold	(0.9)	(1.4)
Fair value	—	—	Interest expense	5.0	5.0
			Other expense, net	(13.0)	(1.4)
Net investment	—	0.4		—	—

Total	$(8.8)	$0.8		$(13.0)	$(4.7)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Financial Instruments (Continued)

In the three months ended March 31, 2011 and 2010, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815). The changes in net unrealized (losses) gains for nonderivative financial instruments in accumulated other comprehensive loss in the three months ended March 31, 2011 and 2010 were $(24.7) million and $24.7 million, respectively.

13.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 were as follows:

(in millions)	Fair Value
	March 31, 2011	December 31, 2010
Assets
Derivative financial instruments (level 2)	$38.0	$44.9
Deferred compensation program assets (level 1)	22.5	21.5

Total assets	$60.5	$66.4
Liabilities
Derivative financial instruments (level 2)	$33.6	$17.2

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

Authoritative guidance on fair value measurement (ASC 820) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity. The fair value of long-term debt at March 31, 2011 was approximately $3,795.8 million, compared with the aggregate carrying value of $3,671.3 million. The fair value of long-term debt at December 31, 2010 was approximately $4,323.6 million compared with the aggregate carrying value of $4,228.0 million.

14.	Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.0 million (approximately $12.8 million), Denview Ltd., in the amount of €9.0 million (approximately $12.8 million), and Maxxium Cyprus Ltd., in the amount of €4.0 million (approximately $5.7 million), reflecting our ownership in the joint ventures with The Edrington Group (TEG). The liability related to these guarantees is not material. Beam Global Spirits & Wine, Inc. (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $21.3 million).

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $14.4 million, through April 2013. The liability related to this guarantee was not material.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2011 and 2010 are shown below.

(in millions)	Three Months Ended March 31, 2011
		Other Charges(1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$2.1	$4.6	$(0.6)	$6.1
Home & Security	0.3	0.2	—	0.5
Golf	0.2	—	0.4	0.6

	$2.6	$4.8	$(0.2)	$7.2

(in millions)	Three Months Ended March 31, 2010
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$0.7	$0.7	$2.3	$3.7
Home & Security	0.4	0.9	—	1.3
Golf	—	(0.4)	0.1	(0.3)

	$1.1	$1.2	$2.4	$4.7

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

For the three months ended March 31, 2011, we recorded restructuring charges of $2.6 million and other charges of $4.6 million, primarily related to a distribution and supply-chain initiatives. Restructuring charges of $1.1 million in the three months ended March 31, 2010 related to previously announced projects in the Spirits and Home & Security businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2010	2011 Provision	Cash Expenditures	Non-Cash Changes	Balance at March 31, 2011
Workforce reductions	$23.5	$0.6	$(6.6)	$(1.1)	$16.4
Asset write-downs	—	(0.1)	0.1	—	—
Contract termination costs	(0.8)	1.6	—	3.4	4.2
Other	0.7	0.5	(0.5)	(0.7)	—

	$23.4	$2.6	$(7.0)	$1.6	$20.6

(in millions)	Balance at December 31, 2009	2010 Provision	Cash Expenditures	Non-Cash Changes	Balance at March 31, 2010
Workforce reductions	$36.7	$0.3	$(14.7)	$(0.9)	$21.4
Asset write-downs	—	0.1	—	(0.1)	—
Contract termination costs	10.4	(0.1)	(0.1)	(1.2)	9.0
Other	1.3	0.8	(0.9)	(0.3)	0.9

	$48.4	$1.1	$(15.7)	$(2.5)	$31.3

16.	Pending Litigation

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

The Company is a defendant in a number of actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably against us. We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, we believe that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. We believe that the pending actions will not have a material adverse effect upon our results of operations, cash flows or financial condition because we believe we have meritorious defenses and the Company is indemnified under the Indemnification Agreement.

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

On March 29, 2010, following the new trial, a jury found in favor of Acushnet on all counts. Specifically, the jury concluded that Acushnet was not liable because all of the patents asserted by Callaway were invalid both as obvious and anticipated by earlier patents. Following the trial, Callaway filed a motion asking the District Court to enter judgment as a matter of law in its favor or, alternatively, to grant a new trial on the validity of the Callaway patents. On April 21, 2011, the District Court denied the post-trial motions and issued an order declaring the patents invalid. Callaway may now appeal the verdict to the United States Court of Appeals for the Federal Circuit.

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

Proceedings at the U.S. Patent and Trademark Office

In separate proceedings, on February 19, 2006, Acushnet filed requests with the U.S. Patent and Trademark Office (PTO) for reexamination of all four of the patents asserted by Callaway in the 2006 Callaway Litigation. The PTO issued final office actions finding that all four patents are invalid. Callaway subsequently filed appeals regarding all four of the patents with the Patent Board of Appeals. The Patent Board of Appeals conducted a hearing on January 19, 2011 and issued its decision on March 9, 2011 affirming the examiner’s finding of invalidity. On March 15, 2011, Callaway filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia seeking to have the reexaminations and the Patent Board of Appeals decision vacated and set aside. On April 11, 2011, Callaway also asked the Patent Board of Appeals to rehear the appeal.

With regard to the patents asserted by Callaway in the 2009 Callaway Litigation, Acushnet also filed requests for reexamination with the PTO. The PTO has accepted the reexaminations and has issued office actions that reject all of the claims of both patents as invalid on multiple grounds.

We believe that Acushnet has meritorious defenses to all of the litigation brought by Callaway, and Acushnet is vigorously contesting each of these matters. Given the favorable jury verdict in the first Callaway suit and the favorable developments at the PTO with respect to the validity of patents asserted in both Callaway patent suits, as well as the speculative nature of damages asserted by Callaway in both suits, it is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Pending Litigation (Continued)

Other Litigation (Continued)

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon its consolidated results of operations, cash flow, or financial condition, and where appropriate, these actions are being vigorously contested.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this report. This discussion contains or incorporates by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K and the section entitled “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.

OVERVIEW

Fortune Brands, Inc. (Fortune Brands) is a holding company with subsidiaries that make and sell leading consumer branded products worldwide in the following markets: distilled spirits, home and security, and golf products. We strive to enhance shareholder value in a variety of ways, including:

•	profitably building leading consumer brands to drive sales and earnings growth and enhance returns on a long-term basis,

•	positioning our brands and businesses to outperform their respective markets by:

-	developing innovative new products and effective marketing programs,

-	expanding customer relationships,

-	extending brands into adjacent categories, and

-	developing international growth opportunities,

•	pursuing business improvements by operating lean and flexible supply chains and business processes,

•	promoting organizational excellence by developing winning cultures and associates, and

•	leveraging our breadth and balance and financial resources to drive shareholder value.

While our first priority is internal growth, we also strive to create shareholder value through add-on acquisitions, dispositions and joint ventures. In addition, we enhance shareholder value through other initiatives, such as using our financial resources to pay dividends and repurchase shares, when deemed appropriate. In 2011, we plan to continue to focus on paying down debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On December 8, 2010, we announced that the Board of Directors approved in principle a separation of the Company’s three business segments (the “Proposed Separation”). The broad plan, which is subject to various regulatory, tax and Board approvals, includes: the continuation of Fortune Brands as an independent, publicly-traded company focused solely on the Spirits business; the tax-free spin-off to shareholders of the Home & Security business into an independent publicly-traded company; and exploring the sale or tax-free spin-off of the Golf business. The Company expects to complete the transactions by the end of 2011. While the benefits of breadth and balance of our portfolio supported the building of three leading and profitable consumer businesses, we believe that each business has emerged from the economic downturn with the strength and scale to complete effectively on its own and drive even greater value as a focused business. We believe that separating our businesses will significantly enhance each business’s long-term growth and return prospects and offer substantially greater total long-term value to stockholders. We believe that focused capital structures and share ownership for each business will create even greater strategic flexibility to pursue profitable organic growth investments as well as to compete for high-return acquisitions. In addition, dedicated management teams and boards of directors for each business will enable faster and more effective operational and strategic decision-making. Lastly, as stand-alone companies concentrated on building brands and outperforming their respective consumer categories, each business will be able to provide targeted equity-based incentive compensation that will be a more effective management tool to attract, motivate and retain key employees.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

	Net Sales
(in millions)	2011	2010	% Change
			vs. Prior Year
Spirits	$673.1	$573.1	17.4%
Home & Security	714.2	698.4	2.3
Golf	370.1	353.6	4.7

Net Sales	$1,757.4	$1,625.1	8.1%

	Operating Income
			% Change
	2011	2010	vs. Prior Year
Spirits	$144.1	$115.1	25.5%
Home & Security	5.7	22.4	(74.6)
Golf	43.3	44.4	(2.5)
Corporate expenses	(32.9)	(25.5)	(29.0)

Operating Income	$160.5	$156.4	2.6%

Net Sales

Net sales increased $132.3 million, or 8%, primarily due to higher sales volume in all segments. In addition, net sales benefited from transitioning to a new Spirits distribution arrangement in Australia (approximately $45 million), favorable foreign exchange (approximately $35 million), and higher excise taxes ($22.5 million). Net sales were unfavorably impacted by the sale of the Cobra brand last year (approximately $45 million).

Cost of products sold

Cost of products sold increased $93.1 million, or 11%, primarily due to higher sales across all segments and increased commodity costs (approximately $15 million, in the Home & Security and Spirits segments), partially offset by the benefit of productivity initiatives.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits increased by $22.5 million, primarily due to a change in selling terms with a major customer in Australia.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $2.4 million, or 0.5%, primarily due to increased sales and higher advertising and promotion spending, particularly in the Spirits and Home & Security businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets was $0.8 million lower due to changes in foreign currency rates and lack of amortization on a fully amortized customer relationship intangible asset.

Restructuring charges

For the three months ended March 31, 2011, we recorded restructuring charges of $2.6 million, primarily related to distribution and supply-chain initiatives in the Spirits business. Restructuring charges of $1.1 million in the three months ended March 31, 2010 related to previously announced projects in the Spirits and Home & Security businesses.

Business separation costs

We recorded $9.5 million of business separation costs in the first quarter of 2011 related to financial, legal and other separation-related advisory fees. We expect these costs will be approximately $60 million for the full year.

Operating income

Operating income increased $4.1 million, or 3%, to $160.5 million. Increased operating income in the Spirits business due to higher net sales was partially offset by lower operating income in the Home & Security business which was unfavorably impacted by higher commodity costs. In addition, operating income was unfavorably impacted by business separation costs.

Interest expense

Interest expense decreased $8.6 million, or 16%, primarily due to lower average borrowings, as well as lower average interest rates.

Other expense (income), net

Other expense (income), net, was expense of $1.3 million compared to income of $2.0 million in the same period of 2010, primarily due to higher foreign currency transaction losses in the Spirits business. Other expense (income), net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates for the three months ended March 31, 2011 and 2010 were 26.1% and 27.9%, respectively. The effective tax rate in 2011 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income. The effective tax rate in 2010 was unfavorably impacted by a $2.2 million tax expense associated with a change in the tax law related to Medicare Part D subsidies.

Noncontrolling interests

Noncontrolling interest expense was $2.0 million compared to $2.2 million last year.

Net income attributable to Fortune Brands

Income from continuing operations was $81.2 million, or $0.53 per basic share and $0.52 per diluted share, for the three months ended March 31, 2011. These results compared to $72.2 million, or $0.48 per basic share and $0.47 per diluted share, for the three months ended March 31, 2010. The $9.0 million increase in income was primarily due to lower interest expense and higher operating income.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales increased $100.0 million, or 17%, to $673.1 million. The increase was primarily due to the benefit of transitioning to a new distribution arrangement in Australia (approximately $45 million), higher excise taxes primarily due to a change in selling terms with a major customer in Australia ($22.5 million), and favorable foreign exchange (approximately $20 million). In addition, net sales were higher on increased sales volume in the U.S. and certain international markets, as well as favorable product mix. These increases were partially offset by the unfavorable impact of divesting certain non-strategic brands (approximately $10 million).

Operating income increased $29.3 million, or 25%, to $144.4 million, primarily due to higher sales, favorable mix and favorable foreign exchange (approximately $10 million). Operating income was unfavorably impacted by higher advertising and promotional expense and increased commodity costs.

We expect to incur additional restructuring and other charges of approximately $5 million to $10 million over the next twelve to eighteen months related to our previously announced organizational repositioning and U.S. supply chain initiatives.

The long-term demographic trends are favorable for the continued growth of western premium spirits. We believe the continued focus on the best growth and return opportunities, as well as our increased investment in innovation, advertising, and more effective routes to market, position us well for long-term growth. Factors that could adversely affect future results in our Spirits business include competitive pricing and other activities, reductions in customer inventory levels, increases in commodity and energy prices, potential reduction of government financial incentives related to our rum production, future excise and other tax increases, continued consolidation in the distributor and retail tiers, increased regulatory enforcement, and potential impairment charges.

Home & Security

Net sales increased $15.8 million, or 2%, to $714.2 million. The increase was primarily due to expanding relationships with key customers and new product introductions. These increases were partially offset by the impact of expiring governmental tax incentives in the U.S. and Canada, as well as the 2010 impact of customers increasing their inventories in certain product categories.

Operating income decreased $16.7 million to $5.7 million, primarily due to higher commodity costs (approximately $10 million), mainly for wood, brass, zinc, steel and resins. In addition, operating income decreased due to planned strategic spending to support growth initiatives and new product introductions. Operating income benefited from higher sales and productivity initiatives.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home & Security (Continued)

We believe that the U.S. home products market recovery will continue to be gradual and uneven. We expect near term results will continue to be challenging as consumers remain cautious. The recovery of the U.S. home products market will depend on employment, home prices and credit availability, and the rate of foreclosures. In addition, we expect costs will be higher for raw materials and transportation, as well as strategic investments to support the growth and rollouts of new business. We are striving to offset as much of the increases as we can with productivity initiatives and price increases. Over the long term, we believe the market will benefit from favorable population and immigration trends that will drive demand for new housing units and that aging housing stock will continue to need to be remodeled or repaired.

Golf

Net sales increased $16.5 million, or 5%, to $370.1 million, primarily due to substantially higher Titleist and FootJoy brand sales in all major regions, in part due to new product introductions. In addition, net sales increased due to favorable foreign currency (approximately $10 million). These increases more than offset the unfavorable impact of the sale of the Cobra brand last year (approximately $45 million).

Operating income decreased $1.1 million, or 2%, to $43.3 million, primarily due to both the divestiture of the Cobra golf product line and higher strategic spending, including increased selling and promotional expense to support new products. Operating income benefited from higher sales.

While we expect golfers to remain cautious in their purchases of equipment, we expect the golf industry to benefit from favorable long-term demographic trends, including an aging U.S. population (rounds of play generally increase with age and retirement) and the increasing popularity of golf internationally. While we expect the near term results in Golf to be impacted by the recent earthquake and tsunami in Japan, the extent of impact is uncertain, and we believe that long-term impact on operating income of our Golf business will not be material. In 2010, Japan net sales were approximately 10% of the Golf businesses total net sales.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Golf (Continued)

The United States Golf Association (USGA) and the Royal and Ancient Golf Club (R&A) establish standards for golf equipment used in the United States and outside the United States, respectively. In recent years, both the USGA and the R&A have enacted new rules further restricting the dimensions or performance of golf clubs and golf balls. In March 2005, the USGA and R&A requested that manufacturers participate in a golf ball research project by manufacturing and submitting balls that would conform to an overall distance standard that is 15 to 25 yards shorter than the current standard of 317 yards. More recently, they adopted a rule change to allow greater adjustability in golf clubs, which went into effect on January 1, 2008. In August 2008, the USGA and R&A adopted a rule change, effective January 1, 2010, further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change will not apply to most golfers until January 1, 2024. However, it was implemented on professional tours beginning in 2010 and will be implemented in other elite amateur competitions beginning in 2014. All products manufactured after December 31, 2010 must comply with the new groove specification. Existing rules and any new rules could change the industry’s ability to innovate and deploy new technologies, as well as impact the competitive dynamic among industry participants, potentially adversely impacting our Golf business.

Corporate

Corporate expenses of $32.9 million, which include salaries, benefits and expenses related to corporate office employees, increased $7.4 million, or 29%, predominantly due to business separation costs of $9.5 million, partly offset by lower share-based compensation expense. We expect the business separation costs will be approximately $60 million for the full year. In addition, in connection with the Proposed Separation, we may incur expenses associated with the modification of share-based compensation arrangements and losses from the early retirement of certain debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

We believe that our internally generated funds, together with access to global credit markets and availability under our existing revolving credit agreement, are adequate to meet our long-term and short-term liquidity and capital needs. Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases, when deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. After funding internal growth, our priority is paying down debt. However, we cannot predict whether or when we may enter into acquisition, disposition, joint venture or other strategic transactions, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. In addition, we cannot predict the impact that the Proposed Separation may have on our future liquidity or capitalization. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”

Liquidity and Capitalization

Total debt decreased $272.2 million during the three-month period ended March 31, 2011 to $4.0 billion. The ratio of total debt to total capital decreased to 40.4% at March 31, 2011 from 43.0% at December 31, 2010, primarily due to the first quarter 2011 repayment of $590.6 million of maturing notes using cash on hand, partly offset by the cash provided by revolving credit arrangements and new bank lines of credit ($280 million in total).

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of March 31, 2011, there was $80 million outstanding under this facility. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any impairment charges. As of March 31, 2011, we were in compliance with these ratios by a wide margin. We believe the possibility of violating any of these financial covenants is remote. There were no events of default as of March 31, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity and Capitalization (Continued)

In the first quarter of 2011, the Company entered into uncommitted lines of credit totaling $200 million for seasonal working capital and other needs. One of the uncommitted lines of credit is subject to the financial ratio covenants in our revolving credit agreement. There was $200 million outstanding on these lines of credit at March 31, 2011. The interest rates under these lines of credit are variable based on LIBOR at the time of borrowing. Borrowings under these uncommitted lines of credit have maturities of one month or less.

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

As of March 31, 2011, we had total cash and cash equivalents of $269.2 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2011 and 2010.

(In millions)	2011	2010
Net cash used in operating activities	$(206.3)	$(72.0)
Net cash used in investing activities	(72.7)	(23.8)
Net cash used in financing activities	(318.1)	(24.8)
Effect of foreign exchange rate changes on cash	1.6	(6.9)

Net decrease in cash and cash equivalents	$(595.5)	$(127.5)

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows (Continued)

(In millions)	2011	2010
Net cash used in operating activities	$(206.3)	$(72.0)
Capital expenditures	(37.3)	(32.0)
Proceeds from the disposition of assets	1.5	0.6

Free cash flow	$(242.1)	$(103.4)

Net cash used in operating activities was $206.3 million for the three months ended March 31, 2011 compared to $72.0 million for the same three-month period last year. The increase in cash used of $134.3 million was principally due to increased accounts receivable at March 31, 2011 due to higher first quarter 2011 sales in the Spirits business.

Net cash used in investing activities for the three months ended March 31, 2011 increased by $48.9 million to $72.7 million, compared with $23.8 million used in the same three-month period last year, primarily due the acquisition of the Skinnygirl cocktail business and the absence of the 2010 repayments of loans to affiliates of $7.6 million.

Net cash used in financing activities for the three months ended March 31, 2011 was $318.1 million, compared with $24.8 million used in the same three-month period last year, primarily due to the repayment of long-term debt ($590.6 million), partially offset by cash provided by revolving credit arrangements and new bank lines of credit ($280 million in total).

Dividends

A summary of 2011 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.19 per share	January 25, 2011	February 9, 2011	March 1, 2011
$0.19 per share	April 26, 2011	May 11, 2011	June 1, 2011

A summary of 2011 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 25, 2011	February 9, 2011	March 10, 2010
$0.6675 per share	April 26, 2011	May 11, 2011	June 10, 2011

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $1,078.9 million as of March 31, 2011 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but cannot yet be associated with specific customer. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $76.3 million and $71.5 million as of March 31, 2011 and 2010, respectively. The conditions in the global economy and credit markets may reduce our customer’s ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at March 31, 2011 was $38.0 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We have met all of our U.S. minimum funding requirements for 2011. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006. As of December 31, 2010, the fair value of our total pension plan assets was $989.4 million, representing 93% of the accumulated benefit obligation liability.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.0 million (approximately $12.8 million), Denview Ltd. in the amount of €9.0 million (approximately $12.8 million), and Maxxium Cyprus Ltd., in the amount of €4.0 million (approximately $5.7 million), reflecting our ownership in the joint ventures with The Edrington Group (TEG). The liability related to these guarantees is not material. Beam Global Spirits & Wine, Inc. (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $21.3 million).

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $14.4 million, through April 2013. The liability related to this guarantee was not material.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. Adoption of this standard did not impact our financial statements and disclosures.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions, including the U.S. housing and remodeling market,

•	expiration of government stimulus programs,

•	competitive market pressures (including pricing pressures),

•	successful development of new products and processes,

•	consolidation of customers,

•	customer defaults and related bad debt expense,

•	unanticipated developments that delay or negatively impact the Proposed Separation,

•	disruption to operations as a result of the Proposed Separation,

•	inability of one or more of the businesses to operate independently following the completion of the Proposed Separation,

•

risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, and integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

•	any possible downgrades of the Company’s credit ratings,

•	volatility of financial and credit markets, which could affect access to capital for the Company, its customers and consumers,

•	interest rate fluctuations,

•	commodity and energy price volatility,

•	risks associated with doing business outside the United States, including currency exchange rate risks,

•	ability to secure and maintain rights to intellectual property,

•	inability to attract and retain qualified personnel,

•	changes in golf equipment regulatory standards and other regulatory developments,

•	the status of the U.S. rum excise tax cover-over program,

•	the impact of excise tax increases on distilled spirits,

•	dependence on performance of distributors and other marketing arrangements,

•	costs of certain employee and retiree benefits and returns on pension assets,

•	tax law changes and/or interpretation of existing tax laws,

•	potential liabilities, costs and uncertainties of litigation,

•	historical consolidated financial statements that may not be indicative of future conditions and results,

•	impairment in the carrying value of goodwill or other acquired intangible assets, and

•	weather and natural disasters,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below.

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

As of May 1, 2011, there were approximately five smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2010. See “Pending Cases” below.

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

Pending Cases

There were no pending smoking and health proceedings in which the Company has been named as a defendant other than as previously reporting in Exhibit 99 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Terminated Cases

No tobacco-related cases were terminated in the three months ended March 31, 2011.

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

On March 29, 2010, following the new trial, a jury found in favor of Acushnet on all counts. Specifically, the jury concluded that Acushnet was not liable because all of the patents asserted by Callaway were invalid both as obvious and anticipated by earlier patents. Following the trial, Callaway filed a motion asking the District Court to enter judgment as a matter of law in its favor or, alternatively, to grant a new trial on the validity of the Callaway patents. On April 21, 2011, the District Court denied the post-trial motions and issued an order declaring the patents invalid. Callaway may now appeal the verdict to the United States Court of Appeals for the Federal Circuit.

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

Proceedings at the U.S. Patent and Trademark Office

In separate proceedings, on February 19, 2006, Acushnet filed requests with the U.S. Patent and Trademark Office (PTO) for reexamination of all four of the patents asserted by Callaway in the 2006 Callaway Litigation. The PTO issued final office actions finding that all four patents are invalid. Callaway subsequently filed appeals regarding all four of the patents with the Patent Board of Appeals. The Patent Board of Appeals conducted a hearing on January 19, 2011 and issued its decision on March 9, 2011 affirming the examiner’s finding of invalidity. On March 15, 2011, Callaway filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia seeking to have the reexaminations and the Patent Board of Appeals decision vacated and set aside. On April 11, 2011, Callaway also asked the Patent Board of Appeals to rehear the appeal.

With regard to the patents asserted by Callaway in the 2009 Callaway Litigation, Acushnet also filed requests for reexamination with the PTO. The PTO has accepted the reexaminations and has issued office actions that reject all of the claims of both patents as invalid on multiple grounds.

Conclusion

We believe that Acushnet has meritorious defenses to all of the litigation brought by Callaway, and Acushnet is vigorously contesting each of these matters. Given the favorable jury verdict in the first Callaway suit and the favorable developments at the PTO with respect to the validity of patents asserted in both Callaway patent suits, as well as the speculative nature of damages asserted by Callaway in both suits, it is not possible at this time to assess the likelihood of an adverse outcome or determine a reasonable estimate, or range of estimates, of potential damages. If decided unfavorably, however, the litigation could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Litigation

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested.

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

Item 1A.	RISK FACTORS.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2010.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc., as amended April 26, 2011, is incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

10.1	Fortune Brands, Inc. 2011 Long Term Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s definitive Proxy Statement filed on March 7, 2011, Commission file number 1-9076.

10.2	First Amendment to the Fortune Brands, Inc. 2011 Long Term Incentive Plan is incorporated herein by reference to Annex A to the Registrant’s additional definitive proxy materials on Schedule 14A filed on March 29, 2011, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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

FORTUNE BRANDS, INC.
(Registrant)

Date: May 9, 2011	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
3(i).	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc., as amended April 26, 2011, is incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

10.1.	Fortune Brands, Inc. 2011 Long Term Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s definitive Proxy Statement filed on March 7, 2011, Commission file number 1-9076.

10.2	First Amendment to the Fortune Brands, Inc. 2011 Long Term Incentive Plan is incorporated herein by reference to Annex A to the Registrant’s additional definitive proxy materials on Schedule 14A filed on March 29, 2011, Commission file number 1-9076.

12.*	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Fortune Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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