Form 10-Q
period 2011-06-30
FORTUNE BRANDS INC
filed 2011-08-05
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at July 31, 2011 was 154,468,863.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$287.4	$864.7
Accounts receivable, net	887.1	805.2
Inventories
Maturing spirits	1,321.5	1,253.7
Other raw materials, supplies and work in process	303.7	290.7
Finished products	348.6	312.5

	1,973.8	1,856.9
Other current assets	626.0	387.4
Current assets of discontinued operations	571.7	428.8

Total current assets	4,346.0	4,343.0

Property, plant and equipment	2,717.2	2,619.7
Less: accumulated depreciation	1,464.2	1,401.3

Property, plant and equipment, net	1,253.0	1,218.4
Goodwill resulting from business acquisitions	3,677.7	3,591.8
Other intangible assets resulting from business acquisitions, net	3,109.3	3,025.7
Other assets	253.6	229.5
Non-current assets of discontinued operations	259.0	265.6

Total assets	$12,898.6	$12,674.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Liabilities and equity
Current liabilities
Notes payable to banks	$30.8	$23.8
Bank lines of credit	150.0	—
Current portion of long-term debt	403.4	590.6
Accounts payable	426.2	442.1
Other current liabilities	721.4	806.2
Current liabilities of discontinued operations	273.0	244.2

Total current liabilities	2,004.8	2,106.9

Long-term debt	3,290.1	3,637.4
Deferred income taxes	710.7	659.5
Accrued pension and postretirement benefits	228.2	229.2
Other non-current liabilities	269.8	245.6
Non-current liabilities of discontinued operations	116.8	107.4

Total liabilities	6,620.4	6,986.0

Equity
Fortune Brands stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	4.8	4.9
Common stock, par value $3.125 per share, 234.9 shares issued	734.0	734.0
Paid-in capital	843.3	820.2
Accumulated other comprehensive loss	(0.7)	(172.0)
Retained earnings	7,849.3	7,499.3
Treasury stock, at cost	(3,172.1)	(3,215.3)

Total Fortune Brands stockholders’ equity	6,258.6	5,671.1
Noncontrolling interests	19.6	16.9

Total equity	6,278.2	5,688.0

Total liabilities and equity	$12,898.6	$12,674.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months and Three Months Ended June 30, 2011 and 2010

(in millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net sales	$2,979.7	$2,781.1	$1,592.4	$1,509.6

Cost of products sold	1,585.2	1,446.6	841.3	781.9
Excise taxes on spirits	281.4	254.4	132.5	128.0
Advertising, selling, general and administrative expenses	770.5	741.5	412.8	383.9
Amortization of intangible assets	15.5	16.6	7.9	8.2
Restructuring charges	2.6	0.5	0.1	(0.6)
Business separation costs	19.8	—	10.3	—

Operating income	304.7	321.5	187.5	208.2

Interest expense	85.8	101.8	42.1	49.9
Other expense (income), net	4.0	(19.9)	3.0	(18.8)

Income from continuing operations before income taxes	214.9	239.6	142.4	177.1

Income taxes	58.8	14.7	39.2	(3.6)

Income from continuing operations, net of tax	156.1	224.9	103.2	180.7
Income from discontinued operations, net of tax	257.1	78.9	226.8	48.7

Net income	413.2	303.8	330.0	229.4

Less: Noncontrolling interests	3.4	4.2	1.4	2.0

Net income attributable to Fortune Brands	$409.8	$299.6	$328.6	$227.4

Amounts attributable to common shareholders
Income from continuing operations, net of tax	$155.5	$224.4	$102.9	$180.5
Income from discontinued operations, net of tax	254.3	75.2	225.7	46.9

Net income attributable to Fortune Brands	$409.8	$299.6	$328.6	$227.4

Earnings per common share
Basic
Continuing operations	$1.01	$1.47	$0.67	$1.18
Discontinued operations	1.65	0.50	1.46	0.31

Net income	$2.66	$1.97	$2.13	$1.49
Diluted
Continuing operations	$0.99	$1.46	$0.65	$1.17
Discontinued operations	1.62	0.49	1.44	0.31

Net income	$2.61	$1.95	$2.09	$1.48

Dividends paid per common share	$0.38	$0.38	$0.19	$0.19
Average number of common shares outstanding
Basic	154.0	152.0	154.3	152.5
Diluted	156.9	153.6	157.3	154.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(in millions)

(Unaudited)

	2011	2010
Operating activities
Net income	$413.2	$303.8
Non-cash pre-tax expense (income):
Restructuring charges	0.5	(0.3)
Depreciation	100.4	102.4
Amortization	16.9	18.1
Stock-based compensation	23.6	29.1
Deferred income taxes	(189.3)	37.2
Tax benefit from income tax audit settlements	—	(42.3)
Gain on the sale of brands and related assets	—	(15.1)
Changes in assets and liabilities:
Increase in accounts receivable	(213.4)	(121.6)
Increase in inventories	(30.9)	(64.4)
(Decrease) increase in accounts payable	(6.0)	8.7
Decrease in other assets	6.5	50.0
Decrease in accrued expenses and other liabilities	(133.9)	(148.1)
Increase in accrued taxes	18.9	43.7

Net cash provided by operating activities	6.5	201.2

Investing activities
Capital expenditures	(98.0)	(68.9)
Proceeds from the disposition of assets	5.2	91.1
Acquisitions, net of cash acquired	(39.6)	—
Return of investment in affiliates	12.2	—
Repayment of loans to affiliates	—	7.6

Net cash (used in) provided by investing activities	(120.2)	29.8

Financing activities
Increase in short-term debt, net	144.9	7.5
Repayment of long-term debt	(590.6)	(166.5)
Dividends to stockholders	(58.7)	(58.0)
Proceeds received from exercise of stock options	38.7	8.8
Tax benefit on exercise of stock options	2.0	1.7
Dividends paid to noncontrolling interest	(0.7)	(1.8)
Other financing, net	—	(6.9)

Net cash used in financing activities	(464.4)	(215.2)

Effect of foreign exchange rate changes on cash	0.8	(16.7)

Net decrease in cash and cash equivalents	$(577.3)	$(0.9)

Cash and cash equivalents at beginning of period	$864.7	$417.2

Cash and cash equivalents at end of period	$287.4	$416.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2011 and 2010

(in millions, except per share amounts)

(Unaudited)

	Fortune Brands, Inc. Stockholders’ Equity						Non- controlling Interest	Total
	Convertible Preferred Stock	Common Stock	Paid-in Capital	AOCI (1)	Retained Earnings	Treasury Stock, At Cost
Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Comprehensive income
Net income	—	—	—	—	299.6	—	4.2	303.8
Translation adjustments	—	—	—	(192.6)	—	—	—	(192.6)
Derivative instruments	—	—	—	11.9	—	—	—	11.9
Pension and postretirement benefit adjustments	—	—	—	14.6	—	—	—	14.6

Total comprehensive income	—	—	—	(166.1)	299.6	—	4.2	137.7

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Dividends ($0.38 per Common share and $1.335 per Preferred share)	—	—	—	—	(58.0)	—	—	(58.0)
Shares issued from treasury stock for benefit plans	—	—	6.4	—	—	61.4	—	67.8
Stock-based compensation	—	—	27.0	—	(3.4)	14.2	—	37.8
Tax benefit on exercise of stock options	—	—	1.8	—	—	—	—	1.8
Conversion of preferred stock (<0.1 shares)	(0.2)	—	(1.3)	—	—	1.5	—	—

Balance at June 30, 2010	$5.0	$734.0	$789.5	$(377.9)	$7,373.6	$(3,248.9)	$15.7	$5,291.0

Balance at December 31, 2010	$4.9	$734.0	$820.2	$(172.0)	$7,499.3	$(3,215.3)	$16.9	$5,688.0
Comprehensive income
Net income	—	—	—	—	409.8	—	3.4	413.2
Translation adjustments	—	—	—	162.6	—	—	—	162.6
Derivative instruments	—	—	—	0.7	—	—	—	0.7
Pension and postretirement benefit adjustments	—	—	—	8.0	—	—	—	8.0

Total comprehensive income	—	—	—	171.3	409.8	—	3.4	584.5

Dividends paid to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Dividends ($0.38 per Common share and $1.335 per Preferred share)	—	—	—	—	(58.7)	—	—	(58.7)
Stock-based compensation	—	—	20.6	—	(1.1)	42.5	—	62.0
Tax benefit on exercise of stock options	—	—	3.1	—	—	—	—	3.1
Conversion of preferred stock (<0.1 shares)	(0.1)	—	(0.6)	—	—	0.7	—	—

Balance at June 30, 2011	$4.8	$734.0	$843.3	$(0.7)	$7,849.3	$(3,172.1)	$19.6	$6,278.2

(1)	Accumulated other comprehensive loss

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

The condensed consolidated balance sheet as of June 30, 2011, the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2011 and 2010 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

On December 8, 2010, we announced that the Board of Directors approved in principle a separation of the Company’s three business segments (the “Proposed Separation”). The current plan includes: the continuation of Fortune Brands as an independent, publicly-traded company focused solely on the Spirits business; the tax-free spin-off to shareholders of the Home & Security business into an independent publicly-traded company; and the sale of the Golf business. On May 20, 2011, we announced a definitive agreement for the sale of the Acushnet Company golf business to a group led by Fila Korea Ltd. and Mirae Asset Private Equity for $1.225 billion. We closed the sale of the Acushnet Company golf business on July 29, 2011. In addition to final authorization of the Board of Directors, the spin-off of the Home & Security business is subject to the receipt of a number of customary regulatory approvals and rulings, the execution of intercompany agreements and finalization of other related matters. We expect to complete the spin-off early in the fourth quarter of 2011, but there can be no assurance that the spin-off will be completed as anticipated or at all.

In accordance with Accounting Standards Codification (ASC) 205, the results of operations related to the 2011 sale of the Acushnet Company golf business were separately stated in the accompanying consolidated statements of income for the six and three months ended June 30, 2011 and 2010 as discontinued operations. The assets and liabilities of this discontinued operation were reclassified in the accompanying condensed consolidated balance sheet as of December 31, 2010. The cash flows from discontinued operations for the six months ended June 30, 2010 were not separately classified on the accompanying consolidated statements of cash flows. Information on business segments does not include discontinued operations.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). The condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. Adoption of this standard did not impact our financial statements and disclosures.

Fair Value Measurement

In May 2011, the FASB issued new guidance on fair value measurement and disclosure requirements (ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Fortune Brands). We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (calendar year 2012 for Fortune Brands). Full retrospective application is required. Early adoption is permitted. We believe that adoption of this standard will not have a material impact on our financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Discontinued Operations

On May 20, 2011, we announced a definitive agreement for the sale of the Acushnet Company golf business to a group led by Fila Korea Ltd. and Mirae Asset Private Equity for $1.225 billion. We closed the sale of the Acushnet Company golf business on July 29, 2011 and expect to record a gain. The purchase price and gain are subject to certain post-closing adjustments.

The following table summarizes the results of the Acushnet Company golf business for the six and three months ended June 30, 2011 and 2010.

(in millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net sales	$768.9	$742.9	$398.8	$389.3

Income from discontinued operations before income taxes	$86.6	$102.4	$46.5	$61.7
Income taxes	(170.5)	23.5	(180.3)	13.0

Net income from discontinued operations, net of taxes	$257.1	$78.9	$226.8	$48.7
Net income from discontinued operations attributable to Fortune Brands, net of taxes	$254.3	$75.2	$225.7	$46.9

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million. The asset sale included the Cobra golf brand and related inventory, intellectual property and endorsement contracts. The sale resulted in a pre-tax gain of $11.3 million ($10.0 million after tax).

During the second quarter of 2011, the Acushnet Company golf business recorded a $215.3 million reduction of a valuation allowance that had previously been established with respect to a capital loss carryforward. The valuation allowance was reduced because we expect to utilize the capital loss carryforward to offset capital gains associated with the sale. Also, as a result of the intended sale of the Acushnet Company golf business, during the second quarter of 2011, we provided a deferred tax expense of $24.7 million related to the expected repatriation of undistributed foreign earnings and expected gains associated with the sale of foreign subsidiary stock that are deemed to be taxable U.S. dividends.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $3,677.7 million as of June 30, 2011. The change in the net carrying amount of goodwill by segment was as follows:

(in millions)	Spirits	Home & Security	Total goodwill
Balance at December 31, 2010
Goodwill	$2,137.5	$1,905.6	$4,043.1
Accumulated impairment losses	—	(451.3)	(451.3)

Total goodwill, net	$2,137.5	$1,454.3	$3,591.8

Year-to-date activity
Translation adjustments	49.9	1.1	51.0
Acquisition-related adjustments	34.3	0.6	34.9

Balance at June 30, 2011
Goodwill	$2,221.7	$1,907.3	$4,129.0
Accumulated impairment losses	—	(451.3)	(451.3)

Total goodwill, net	$2,221.7	$1,456.0	$3,677.7

We also had indefinite-lived intangible assets, principally tradenames, of $2,644.2 million and $2,563.4 million as of June 30, 2011 and December 31, 2010, respectively. The increase of $80.8 million was due to changes in foreign currency translation adjustments.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $861.1 million and $396.0 million, respectively, as of June 30, 2011, compared to $840.0 million and $377.7 million, respectively, as of December 31, 2010. The gross carrying value increase of $21.1 million was due to changes in foreign currency translation adjustments ($13.0 million) and the acquisition of the Skinnygirl ready-to-drink cocktail business ($8.1 million).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2011 and December 31, 2010 were as follows:

(in millions)	As of June 30, 2011				As of December 31, 2010
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$2,697.8	$(53.6	)(1)	$2,644.2	$2,617.0	$(53.6	)(1)	$2,563.4
Amortizable intangible assets
Tradenames	529.6	(192.0)		337.6	510.6	(182.2)		328.4
Customer and contractual relationships	276.5	(162.8)		113.7	275.5	(155.6)		119.9
Patents/proprietary technology	40.5	(34.1)		6.4	40.5	(33.1)		7.4
Licenses and other	14.5	(7.1)		7.4	13.4	(6.8)		6.6

Total	861.1	(396.0)		465.1	840.0	(377.7)		462.3

Total identifiable intangibles	$3,558.9	$(449.6)		$3,109.3	$3,457.0	$(431.3)		$3,025.7

(1)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (ASC 350).

Indefinite-lived tradenames as of June 30, 2011 were comprised of $1,976.1 million in the Spirits segment and $668.1 million in the Home & Security segment.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

5.	Acquisition

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. In addition to goodwill, we recorded contingent consideration which is based on the achievement of certain sales targets. In future periods, the Company may be required to record contingent consideration in an amount not in excess of approximately $25 million. Any change in the Company’s estimated liabilities for contingent consideration will impact operating income in future periods. The acquisition was not material for purposes of supplemental disclosure (per ASC 805).

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Business Separation Costs

Business separation costs are directly related to implementing the Proposed Separation. We recorded $19.8 million and $10.3 million of business separation costs in the six and three months ended June 30, 2011, respectively. These costs predominantly consisted of financial, legal and other separation-related advisory fees.

7.	Income Taxes

Our effective income tax rates for the six months ended June 30, 2011 and 2010 were 27.4% and 6.1%, respectively. Our effective income tax rates for the three months ended June 30, 2011 and 2010 were 27.5% and (2.0)%, respectively. The effective income tax rates in 2011 were unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income. The effective income tax rates in 2010 were favorably impacted by a $42.4 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective income tax rates in 2010 were also favorably impacted by the tax-free treatment of indemnification income received in connection with the settlement of the Spanish income tax audit.

During the second quarter of 2010, the Spanish tax authorities concluded their routine examination of our Spanish spirits companies, which included the spirits and wine brands as well as certain distribution assets acquired from Pernod Ricard S.A. (Pernod Ricard) in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The tax returns that were subject to examination included the 2004 through 2006 periods, and the majority of the audit assessment related to pre-acquisition issues. The Spanish tax authorities issued a net assessment of approximately $29.3 million ($22.9 million for tax and $6.4 million for related interest and penalties), which we paid in July 2010. Pursuant to the acquisition agreement, we negotiated and received a tax indemnification payment from Pernod Ricard related to the above assessment and recorded other expense (income), net of $25.6 million related to the finalization of the income tax indemnification on these matters.

Also during the second quarter of 2010, the Internal Revenue Service concluded its routine examination of the Company’s 2006 and 2007 tax years.

As a result of the conclusion of the above-mentioned audit examinations, during the second quarter of 2010, we recorded approximately $42.4 million of previously unrecognized tax benefits (net of current and deferred taxes) in net income.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 million to $20 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income Taxes (Continued)

We do not provide for deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. As a result of the Proposed Separation and related transactions, it is possible that the above tax assertion regarding permanent reinvestment of foreign earnings could change.

8.	Information on Business Segments

Net sales and operating income for the six months ended June 30, 2011 and 2010 by segment were as follows:

	Six Months Ended June 30,
(in millions)	2011	2010	% Change vs. Prior Year
Net Sales
Spirits	$1,375.8	$1,204.6	14.2%
Home & Security	1,603.9	1,576.5	1.7

Net sales	$2,979.7	$2,781.1	7.1%

Operating Income
Spirits	$291.1	$261.1	11.5%
Home & Security	76.1	105.0	(27.5)
Corporate expenses	(62.5)	(44.6)	(40.1)

Operating income	$304.7	$321.5	(5.2)%

Net sales and operating income for the three months ended June 30, 2011 and 2010 by segment were as follows:

	Three Months Ended June 30,
(in millions)	2011	2010	% Change vs. Prior Year
Net Sales
Spirits	$702.7	$631.5	11.3%
Home & Security	889.7	878.1	1.3

Net sales	$1,592.4	$1,509.6	5.5%

Operating Income
Spirits	$146.7	$146.0	0.5%
Home & Security	70.4	82.6	(14.8)
Corporate expenses	(29.6)	(20.4)	(45.1)

Operating income	$187.5	$208.2	(9.9)%

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings Per Share

The computation of basic and diluted earnings per common share (EPS) is as follows:

(in millions, except for per share amounts)	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Income from continuing operations	$155.5	$224.4	$102.9	$180.5
Income from discontinued operations	254.3	75.2	225.7	46.9

Net income attributable to Fortune Brands	$409.8	$299.6	$328.6	$227.4
Less: Preferred stock dividends	0.2	0.2	0.1	0.1

Income attributable to Fortune Brands common stockholders – basic	409.6	299.4	328.5	227.3
Convertible Preferred stock dividends	0.2	0.2	0.1	0.1

Income attributable to Fortune Brands common stockholders – diluted	$409.8	$299.6	$328.6	$227.4

Weighted average number of common shares outstanding – basic	154.0	152.0	154.3	152.5
Conversion of Convertible Preferred stock	1.1	1.1	1.0	1.1
Exercise of share-based awards	1.8	0.5	2.0	0.5

Weighted average number of common shares outstanding – diluted	156.9	153.6	157.3	154.1

Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	8.5	16.4	8.8	17.1

Earnings per common share
Basic
Continuing operations	$1.01	$1.47	$0.67	$1.18
Discontinued operations	1.65	0.50	1.46	0.31

Net earnings per basic share	$2.66	$1.97	$2.13	$1.49
Diluted
Continuing operations	$0.99	$1.46	$0.65	$1.17
Discontinued operations	1.62	0.49	1.44	0.31

Net earnings per diluted share	$2.61	$1.95	$2.09	$1.48

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for continuing operations for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2011	2010	2011	2010
Service cost	$10.3	$10.1	$0.5	$0.4
Interest cost	27.5	26.7	2.6	2.7
Expected return on plan assets	(36.1)	(34.7)	—	—
Amortization of prior service cost (credit)	0.9	1.1	(1.9)	(1.9)
Amortization of net losses (gains)	11.4	9.6	0.1	(0.2)
Termination benefit	—	0.2	—	—

Net periodic benefit cost	$14.0	$13.0	$1.3	$1.0

The components of net periodic benefit cost for pension and postretirement benefits for continuing operations for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(in millions)	2011	2010	2011	2010
Service cost	$4.8	$4.8	$0.2	$0.1
Interest cost	13.7	13.3	1.3	1.3
Expected return on plan assets	(18.0)	(17.3)	—	—
Amortization of prior service cost (credit)	0.4	0.6	(0.9)	(1.1)
Amortization of net losses (gains)	5.7	4.7	0.1	(0.2)
Termination benefit	—	0.1	—	—

Net periodic benefit cost	$6.6	$6.2	$0.7	$0.1

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Debt and Financing Arrangements

In January 2011, we repaid maturing notes of $590.6 million using cash on hand. In addition, in the first quarter of 2011, we entered into uncommitted lines of credit totaling $200 million for seasonal working capital and other needs of which $50 million has expired. There was $150 million outstanding on these lines of credit at June 30, 2011. The interest rates under these lines of credit are variable based on LIBOR at the time of borrowing. Borrowings under these uncommitted lines of credit have maturities of one month or less.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of June 30, 2011, there were no amounts outstanding under this facility. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. None of our other debt instruments include financial ratio covenants. There were no events of default as of June 30, 2011.

On July 28, 2011, we announced an offer to purchase (“Tender”) an aggregate purchase price of $1 billion of our outstanding long-term debt. The Tender will be financed from cash received from the sale of our Golf business which closed on July 29, 2011. We expect the Tender to be completed in August 2011. We maintain the option to increase the size of the Tender or extend the Tender prior to expiration.

12.	Financial Instruments

Derivative financial instruments are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currencies, interest rate swaps or commodity swaps of forecasted commodity purchases. Deferred compensation programs’ assets are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

As of June 30, 2011, we had fixed to floating interest rate swaps with an aggregate notional principal amount of $900 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging (ASC 815). The unrealized gain on these interest rate swap contracts and the offsetting unrealized loss on the related debt were $37.8 million as of June 30, 2011.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2011 was $815.3 million.

We enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding as of June 30, 2011.

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Financial Instruments (Continued)

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 were:

(in millions)		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010
Assets
Foreign exchange contracts	Other current assets	$4.8	$4.6
Commodity contracts	Other current assets	0.6	1.0
Interest rate contracts	Other current assets	3.4	—
	Other assets	34.4	36.7

	Total assets	$43.2	$42.3
Liabilities
Foreign exchange contracts	Other current liabilities	$14.2	$12.9
Commodity contracts	Other current liabilities	0.1	—

	Total liabilities	$14.3	$12.9

The effects of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the six months ended June 30, 2011 and 2010 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010
Cash flow	$(4.8)	$0.3	Net sales	$(7.5)	$(9.2)
			Cost of products sold	0.9	0.5
			Interest expense	—	(0.4)
Fair value	—	—	Interest expense	10.1	10.0
			Other expense, net	(16.4)	(2.7)
Net investment	—	0.4		—	—

Total	$(4.8)	$0.7		$(12.9)	$(1.8)

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the three months ended June 30, 2011 and 2010 were:

(in millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010
Cash flow	$(3.7)	$(1.7)	Net sales	$(3.4)	$(2.3)
			Cost of products sold	0.4	0.1
			Interest expense		(0.4)
Fair value	—	—	Interest expense	5.1	5.0

			Other expense, net	(5.0)	(1.0)

Total	$(3.7)	$(1.7)		$(2.9)	$1.4

In the six and three months ended June 30, 2011 and 2010, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation (ASC 830) and derivatives and hedging (ASC 815). The changes in net unrealized (losses) gains for nonderivative financial instruments in accumulated other comprehensive loss in the six months ended June 30, 2011 and 2010 were $(35.0) million and $64.2 million, respectively. The changes in net unrealized (losses) gains for nonderivative financial instruments in accumulated other comprehensive loss in the three months ended June 30, 2011 and 2010 were $(10.3) million and $40.2 million, respectively.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 were as follows:

(in millions)	Fair Value
	June 30, 2011	December 31, 2010
Assets
Derivative financial instruments (level 2)	$43.2	$42.3
Deferred compensation program assets (level 1)	5.4	6.2

Total assets	$48.6	$48.5
Liabilities
Derivative financial instruments (level 2)	$14.3	$12.9

Derivatives are either foreign exchange contracts recorded at fair value to hedge currency fluctuations for transactions denominated in foreign currency, interest rate swaps or commodity swaps of forecasted commodity purchases. Assets for deferred compensation programs are for programs where select employees can defer compensation until death, disability or other termination of employment.

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

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity. The fair value of long-term debt at June 30, 2011 was approximately $3,886.9 million, compared with the aggregate carrying value of $3,693.5 million. The fair value of long-term debt at December 31, 2010 was approximately $4,323.6 million compared with the aggregate carrying value of $4,228.0 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.0 million (approximately $13.1 million), Denview Ltd., in the amount of €9.0 million (approximately $13.1 million), and Maxxium Cyprus Ltd., in the amount of €4.0 million (approximately $5.8 million), reflecting our ownership in the joint ventures with The Edrington Group (TEG). The liability related to these guarantees is not material. Beam Global Spirits & Wine, Inc. (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $21.8 million).

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. The liability related to this guarantee was not material. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $12.9 million, through April 2013.

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2011 and 2010 are shown below.

(in millions)	Six Months Ended June 30, 2011
		Other Charges(1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$1.9	$6.0	$(0.5)	$7.4
Home & Security	0.7	0.3	—	1.0

	$2.6	$6.3	$(0.5)	$8.4

(in millions)	Six Months Ended June 30, 2010
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$(0.2)	$1.6	$3.3	$4.7
Home & Security	0.7	1.2	(0.4)	1.5

	$0.5	$2.8	$2.9	$6.2

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

(in millions)	Three Months Ended June 30, 2011
	Restructuring Charges	Other Charges(1)		Total Charges
		Cost of Products Sold	ASG&A (2)
Spirits	$(0.2)	$1.4	$—	$1.2
Home & Security	0.3	0.2	—	0.5

	$0.1	$1.6	$—	$1.7

(in millions)	Three Months Ended June 30, 2010
	Restructuring Charges	Other Charges (1)		Total Charges
		Cost of Products Sold	ASG&A (2)
Spirits	$(0.9)	$0.9	$1.0	$1.0
Home & Security	0.3	0.3	(0.4)	0.2

	$(0.6)	$1.2	$0.6	$1.2

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

In the six and three months ended June 30, 2011, we recorded restructuring and other charges of $8.4 million and $1.7 million, respectively, related to distribution and supply-chain initiatives, primarily in the Spirits business. For the six and three months ended June 30, 2010, restructuring and other charges of $6.2 million and $1.2 million, respectively, related to previously announced projects in the Spirits and Home & Security businesses.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(in millions)	Balance at December 31, 2010	2011 Provision	Cash Expenditures	Non-Cash Changes	Balance at June 30, 2011
Workforce reductions	$19.2	$0.1	$(7.3)	$(1.1)	$10.9
Asset write-downs	—	0.5	0.2	(0.7)	—
Contract termination costs	(0.8)	1.6	(4.0)	3.4	0.2
Other	0.7	0.4	(0.7)	(0.4)	—

	$19.1	$2.6	$(11.8)	$1.2	$11.1

(in millions)	Balance at December 31, 2009	2010 Provision	Cash Expenditures	Non-Cash Changes	Balance at June 30, 2010
Workforce reductions	$25.3	$(0.7)	$(16.0)	$(0.2)	$8.4
Asset write-downs	—	(0.3)	0.6	(0.3)	—
Contract termination costs	9.6	(0.2)	(0.2)	(1.3)	7.9
Other	1.3	1.7	(1.3)	(0.3)	1.4

	$36.2	$0.5	$(16.9)	$(2.1)	$17.7

16.	Total Other Comprehensive Income

Total comprehensive income for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,
(in millions)	2011	2010
Net income attributable to Fortune Brands	$328.6	$227.4
Translation adjustments	39.3	(176.0)
Derivative instruments	2.0	1.8
Pension and postretirement benefit adjustments	4.2	12.1

Comprehensive income attributable to Fortune Brands	374.1	65.3
Comprehensive income attributable to noncontrolling interests	1.4	2.0

Total comprehensive income	$375.5	$67.3

FORTUNE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Pending Litigation

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

The Company is a defendant in a number of actions based upon allegations that human ailments have resulted from tobacco use. It is not possible to predict the outcome of the pending litigation, and, as with any litigation, it is possible that some of these actions could be decided unfavorably against us. We are unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. However, we believe that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. We believe that the pending actions will not have a material adverse effect upon our results of operations, cash flows or financial condition because we believe we have meritorious defenses and the Company is indemnified under the Indemnification Agreement.

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

OVERVIEW

Fortune Brands, Inc. (together with its consolidated subsidiaries, “Fortune Brands,” “we,” “our,” “us” or the “Company”) is a holding company with subsidiaries that make and sell leading consumer branded products worldwide in the distilled spirits and home and security products markets. We strive to enhance shareholder value in a variety of ways, including:

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On December 8, 2010, we announced that our Board of Directors approved in principle a separation of the Company’s three business segments (the “Proposed Separation”). The current plan, which is subject to various regulatory, tax and Board approvals, includes: the continuation of Fortune Brands as an independent, publicly-traded company focused solely on the Spirits business; the tax-free spin-off to shareholders of the Home & Security business into an independent publicly-traded company; and the sale of the Golf business. While the benefits of breadth and balance of our portfolio supported the building of three leading and profitable consumer businesses, we believe that each business has emerged from the economic downturn with the strength and scale to complete effectively on its own and drive even greater value as a focused business. We believe that separating our businesses will significantly enhance each business’s long-term growth and return prospects and offer substantially greater total long-term value to stockholders. We believe that focused capital structures and share ownership for each business will create even greater strategic flexibility to pursue profitable organic growth investments as well as to compete for high-return acquisitions. In addition, dedicated management teams and boards of directors for each business will enable faster and more effective operational and strategic decision-making. Lastly, as stand-alone companies concentrated on building brands and outperforming their respective consumer categories, each business will be able to provide targeted equity-based incentive compensation that will be a more effective management tool to attract, motivate and retain key employees.

On May 20, 2011, we announced a definitive agreement for the sale of the Acushnet Company golf business to a group led by Fila Korea Ltd. and Mirae Asset Private Equity for $1.225 billion. We closed on the sale of the Acushnet Company golf business on July 29, 2011. In addition to final authorization of the Board of Directors, the spin-off of the Home & Security business is subject to the receipt of a number of customary regulatory approvals and rulings, the execution of intercompany agreements and finalization of other related matters. We expect to complete the spin-off early in the fourth quarter of 2011, but there can be no assurance that the spin-off will be completed as anticipated or at all.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

	Net Sales
			% Change
(in millions)	2011	2010	vs. Prior Year
Spirits	$1,375.8	$1,204.6	14.2%
Home & Security	1,603.9	1,576.5	1.7

Net sales	$2,979.7	$2,781.1	7.1%

	Operating Income
			% Change
	2011	2010	vs. Prior Year
Spirits	$291.1	$261.1	11.5%
Home & Security	76.1	105.0	(27.5)
Corporate expenses	(62.5)	(44.6)	(40.1)

Operating income	$304.7	$321.5	(5.2)%

Net sales

Net sales increased $198.6 million, or 7%, primarily due to higher sales volume in both the Spirits and Home & Security segments. In addition, net sales benefited in the first quarter of 2011 from transitioning to a new Spirits distribution arrangement in Australia (approximately $45 million), favorable foreign exchange (approximately $60 million), and higher excise taxes ($27.0 million).

Cost of products sold

Cost of products sold increased $138.6 million, or 10%, primarily due to higher sales across both segments and increased raw material costs (approximately $30 million), partially offset by the benefit of productivity initiatives.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits increased by $27.0 million primarily due to the impact of a change in selling terms with a major customer in Australia in the first quarter of 2011.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $29.0 million, or 4%, primarily due to higher sales, planned increases in advertising and promotion spending to support new business and new product introductions and drive long-term growth, and higher transportation costs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets was $1.1 million lower due to lack of amortization on a fully amortized customer relationship intangible asset in the Home & Security segment ($0.8 million) and changes in foreign currency rates ($0.3 million).

Restructuring charges

In the six months ended June 30, 2011, we recorded restructuring charges of $2.6 million, primarily related to distribution and supply-chain initiatives in the Spirits business. Restructuring charges of $0.5 million in the six months ended June 30, 2010 related to previously announced projects in both the Spirits and Home & Security segments.

Business separation costs

We recorded $19.8 million of business separation costs in the six months ended June 30, 2011 related to financial, legal and other separation-related advisory fees.

For the full year 2011, business separation costs are expected to be approximately $120 million to $130 million. Approximately $90 million to $100 million of these costs are expected to be cash costs. Business separation costs are directly related to implementing the Proposed Separation of the Company’s three business segments and include (i) financial, legal, and other separation related advisory fees, (ii) employee termination related costs, and (iii) share-based compensation expense resulting from the conversion of existing vested Fortune Brands share-based awards as a result of the spin-off to shareholders of the Home & Security business.

Operating income

Operating income decreased $16.8 million, or 5%, to $304.7 million. The decrease was primarily due to lower operating income in the Home & Security segment which was unfavorably impacted by higher raw material and transportation costs and $19.8 million of business separation costs. Operating income benefited from increased operating income in the Spirits business primarily due to higher net sales.

Interest expense

Interest expense decreased $16.0 million, or 16%, primarily due to lower average borrowings, as well as lower average interest rates.

Other expense (income), net

Other expense (income), net, was expense of $4.0 million compared to income of $19.9 million in the same period of 2010. The $23.9 million decrease was primarily due to the 2010 tax indemnification income of $25.6 million from Pernod Ricard S.A. in connection with a 2004-2006 Spanish income tax audit settlement. Other expense (income), net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income taxes

Our effective income tax rates for the six months ended June 30, 2011 and 2010 were 27.4% and 6.1%, respectively. The effective tax rate in 2011 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income. The effective tax rate in 2010 was favorably impacted by a $42.4 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification income received in connection with the settlement of the Spanish income tax audit.

Income from continuing operations, net of tax

Income from continuing operations was $156.1 million in the six months ended June 30, 2011 compared to $224.9 million in the six months ended June 30, 2010. The $68.8 million decrease was primarily due to lower operating income in the Home & Security segment, the impact of the 2010 tax indemnification income of $25.6 million in other expense (income), net, and the impact of the 2010 tax benefit of $42.4 million related to final settlement of U.S. and Spanish federal income tax audits. These increases were partially offset by higher operating income in the Spirits business and lower interest expense.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, increased $178.2 million to $257.1 million in the six months ended June 30, 2011 compared to $78.9 million in the six months ended June 30, 2010. During the second quarter of 2011, the Acushnet Company golf business recorded a $215.3 million reduction of a valuation allowance that had previously been established with respect to a capital loss carryforward. The valuation allowance was reduced because we expect to utilize the capital loss carryforward to offset capital gain associated with the sale. Also, during the second quarter of 2011, we provided a deferred tax expense of $24.7 million related to the expected repatriation of undistributed foreign earnings and expected gains associated with the sale of foreign subsidiary stock that are deemed to be taxable U.S. dividends.

Noncontrolling interests

Noncontrolling interest expense was $3.4 million in the six months ended June 30, 2011 compared to $4.2 million in the same period of the prior year.

Net income attributable to Fortune Brands

Net income was $409.8 million, or $2.66 per basic share and $2.61 per diluted share, for the six months ended June 30, 2011. These results compared to $299.6 million, or $1.97 per basic share and $1.95 per diluted share, for the six months ended June 30, 2010.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Spirits

Net sales increased $171.2 million, or 14%, to $1,375.8 million. The increase was due to the first quarter 2011 benefit of transitioning to a new distribution arrangement in Australia (approximately $45 million), higher first quarter 2011 excise taxes (approximately $22.5 million) primarily due to the impact of a change in selling terms with a major customer in Australia, and favorable foreign exchange (approximately $45 million). In addition, net sales were higher on increased sales volume in the U.S. and certain international markets, new product introductions including the growth of Skinnygirl cocktails, as well as favorable product mix. These increases were partially offset by the unfavorable impact of divesting certain non-strategic brands (approximately $20 million).

Operating income increased $30.0 million, or 11%, to $291.1 million, primarily due to higher sales, favorable mix and favorable foreign exchange (approximately $10 million). Operating income was unfavorably impacted by substantially higher advertising and promotional expense, costs associated with acquisitions and the introduction of new products, and approximately $7 million of increased raw material costs.

The long-term demographic trends are favorable for the continued growth of western premium spirits. We believe the continued focus on the best growth and return opportunities, as well as our increased investment in innovation, advertising, and more effective routes to market, position us well for long-term growth. Factors that could adversely affect future results in our Spirits segment include competitive pricing and other activities, future customs, excise and other tax increases, increases in commodity and energy prices, potential reduction of government financial incentives related to rum production, reductions in customer inventory levels, continued consolidation in the distributor and retail tiers, increased industry regulation, and potential impairment charges.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home & Security

Net sales increased $27.4 million, or 2%, to $1,603.9 million. The increase was primarily due to expanding relationships with key customers, new product introductions and approximately $15 million of favorable foreign currency. These increases were partially offset by the impact of expiring governmental tax incentives in the U.S. and Canada, and the 2010 impact of customers increasing their inventories in certain product categories.

Operating income decreased $28.9 million, or 28%, to $76.1 million, primarily due to higher raw material costs (approximately $25 million), mainly for brass, resins, steel, and wood, increased promotional spending, and higher transportation costs. In addition, operating income decreased due to planned strategic spending to support growth initiatives and new product introductions. Operating income benefited from higher sales and productivity initiatives.

We believe that the U.S. home products market recovery will continue to be gradual and uneven. We expect near term results will continue to be challenging as consumers remain cautious. The recovery of the U.S. home products market will depend on the broader economy and employment, home prices and credit availability, and consumer confidence. In addition, we expect costs will be higher for raw materials and transportation, as well as strategic investments to support the growth and rollouts of new business. We are striving to offset as much of these cost increases as we can with productivity initiatives and price increases. Over the long term, we believe the market will benefit from favorable population and immigration trends that will drive demand for new housing units and that aging housing stock will continue to need to be remodeled or repaired.

Corporate

Corporate expenses of $62.5 million, which include salaries, benefits and expenses related to corporate office employees, increased $17.9 million, or 40%, predominantly due to business separation costs of $19.8 million. In addition, in connection with the Proposed Separation, we may incur expenses associated with the modification of share-based compensation arrangements and we expect to incur losses from the early retirement of certain debt.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

	Net Sales
			% Change
(in millions)	2011	2010	vs. Prior Year
Spirits	$702.7	$631.5	11.3%
Home & Security	889.7	878.1	1.3

Net sales	$1,592.4	$1,509.6	5.5%

	Operating Income
			% Change
	2011	2010	vs. Prior Year
Spirits	$146.7	$146.0	0.5%
Home & Security	70.4	82.6	(14.8)
Corporate expenses	(29.6)	(20.4)	(45.1)

Operating income	$187.5	$208.2	(9.9)%

Net sales

Net sales increased $82.8 million, or 5%, primarily due to higher sales volume in the Spirits segment. In addition, net sales benefited from favorable foreign exchange (approximately $35 million) and higher excise taxes ($4.5 million).

Cost of products sold

Cost of products sold increased $59.4 million, or 8%, primarily due to higher sales and increased raw material costs (approximately $20 million primarily in the Home & Security segment), partially offset by the benefit of productivity initiatives.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits increased by $4.5 million, primarily due to higher U.S. spirits sales.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $28.9 million, or 8%, primarily due to higher sales and planned increases in advertising and promotion spending to support new business and new product introductions and drive long-term growth, and higher transportation costs.

Amortization of intangible assets

Amortization of intangible assets was $0.3 million lower primarily due to lack of amortization on a fully amortized customer relationship intangible asset in the Home & Security segment.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Restructuring charges

For the three months ended June 30, 2011, we recorded restructuring charges of $0.1 million. In the three months ended June 30, 2010, we recorded net restructuring accrual reversals of $0.6 million that were no longer required, primarily related to the Spirits segment.

Business separation costs

We recorded $10.3 million of business separation costs in the three months ended June 30, 2011 predominantly consisting of financial, legal and other separation-related advisory fees.

Operating income

Operating income decreased $20.7 million, or 10%, to $187.5 million. The decrease was primarily due to lower operating income in the Home & Security segment which was unfavorably impacted by higher raw material costs, as well as business separation costs of $10.3 million.

Interest expense

Interest expense decreased $7.8 million, or 16%, primarily due to lower average borrowings, as well as lower average interest rates.

Other expense (income), net

Other expense (income), net, was expense of $3.0 million compared to income of $18.8 million in the same period of 2010. The $21.8 million decrease was primarily due to the 2010 tax indemnification income of $25.6 million from Pernod Ricard S.A. in connection with a 2004-2006 Spanish income tax audit settlement. Other expense (income), net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

Our effective income tax rates for the three months ended June 30, 2011 and 2010 were 27.5% and (2.0)%, respectively. The effective tax rate in 2011 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income. The effective tax rate in 2010 was favorably impacted by a $42.4 million tax benefit related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of the indemnification proceeds received in connection with the settlement of the Spanish income tax audit.

Income from continuing operations, net of tax

Income from continuing operations was $103.2 million in the three months ended June 30, 2011 compared to $180.7 million in the three months ended June 30, 2010. The $77.5 million decrease in income was primarily due to lower operating income in the Home & Security segment, the impact of the 2010 tax indemnification income of $25.6 million in other expense (income), net, and the impact of the 2010 tax benefit of $42.4 million related to final settlement of U.S. and Spanish federal income tax audits. These increases were partially offset by lower interest expense.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, was $226.8 million in the three months ended June 30, 2011 compared to $48.7 million in the same period of 2010. During the second quarter of 2011, the Acushnet Company golf business recorded a $215.3 million reduction of a valuation allowance that had previously been established with respect to a capital loss carryforward. The valuation allowance was reduced because we expect to utilize the capital loss carryforward to offset capital gain associated with the sale. Also, during the second quarter of 2011, we provided a deferred tax expense of $24.7 million related to the expected repatriation of undistributed foreign earnings and expected gains associated with the sale of foreign subsidiary stock that are deemed to be taxable U.S. dividends.

Noncontrolling interests

Noncontrolling interest expense was $1.4 million in the three months ended June 30, 2011 compared to $2.0 million in the same period of the prior year.

Net income attributable to Fortune Brands

Net income was $328.6 million, or $2.13 per basic share and $2.09 per diluted share, in the three months ended June 30, 2011. These results compared to $227.4 million, or $1.49 per basic share and $1.48 per diluted share, in the three months ended June 30, 2010.

Results of Operations By Segment

Spirits

Net sales increased $71.2 million, or 11%, to $702.7 million. Net sales increased on higher sales volume in the U.S. and certain international markets, new product introductions and the acquisition of Skinnygirl cocktails, as well as favorable foreign exchange (approximately $25 million), favorable product mix and $4.5 million of higher excise taxes. These increases were partially offset by the unfavorable impact of divesting certain non-strategic brands (approximately $10 million).

Operating income increased $0.7 million, to $146.7 million. The benefit of higher sales, favorable mix and favorable foreign exchange (approximately $5 million) were offset by higher advertising and promotional expense, costs associated with acquisitions and the introduction of new products, and an approximately $4 million increase in raw material costs.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Home & Security

Net sales increased $11.6 million, or 1%, to $889.7 million. The increase was primarily due to expanding relationships with key customers, new product introductions and approximately $10 million of favorable foreign currency. These increases were partially offset by the impact of expiring governmental tax incentives in the U.S. and Canada, as well as the adverse impact of customers increasing their inventories in certain product categories in 2010.

Operating income decreased $12.2 million, or 15%, to $70.4 million, primarily due to higher raw material costs (approximately $15 million), mainly for brass, steel, resins and wood, as well as higher transportation costs. In addition, operating income decreased due to planned strategic spending to support growth initiatives, promotional spending, and new product introductions. Operating income benefited from productivity initiatives.

Corporate

Corporate expenses of $29.6 million, which include salaries, benefits and expenses related to corporate office employees, increased $9.2 million, or 45%, predominantly due to business separation costs of $10.3 million.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

We believe that our internally generated funds, together with access to global credit markets and availability under our existing revolving credit agreement, are adequate to meet our long-term and short-term liquidity and capital needs. Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases, when deemed appropriate. After funding internal growth, our priority is paying down debt. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. However, we cannot predict whether or when we may enter into acquisition, disposition, joint venture or other strategic transactions, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. In addition, we cannot predict the impact that the Proposed Separation may have on our future liquidity or capitalization. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”

Liquidity and Capitalization

Total debt decreased $377.5 million during the six-month period ended June 30, 2011 to $3.9 billion. The ratio of total debt to total capital decreased to 38.2% at June 30, 2011 from 42.8% at December 31, 2010, primarily due to the first quarter 2011 repayment of $590.6 million of maturing notes using cash on hand, partly offset by the cash provided by revolving credit arrangements and new bank lines of credit ($150 million in total) and changes in foreign exchange rates.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of June 30, 2011, there were no amounts outstanding under this facility. The interest rates under this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any impairment charges. As of June 30, 2011, we were in compliance with these ratios by a wide margin. We believe the possibility of violating any of these financial covenants is remote. There were no events of default as of June 30, 2011.

On July 28, 2011, we announced an offer to purchase (“Tender”) an aggregate purchase price of $1 billion of our outstanding long-term debt. The Tender will be financed from cash received from the sale of our Golf business which closed on July 29, 2011. We expect the Tender to be completed in August 2011. We maintain the option to increase the size of the Tender or extend the Tender prior to expiration. Based on current market prices, we expect to record a pre-tax loss on the early retirement of debt of approximately $100 million to $130 million in connection with the Tender. The actual amount of the loss is dependent on the total principal amount and specific debt maturities repurchased.

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

In the first quarter of 2011, the Company entered into uncommitted lines of credit totaling $200 million for seasonal working capital and other needs of which $50 million has expired. There was $150 million outstanding on these lines of credit at June 30, 2011. The interest rates under these lines of credit are variable based on LIBOR at the time of borrowing. Borrowings under these uncommitted lines of credit have maturities of one month or less.

We have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings to non-investment grade or a renewed global economic decline or credit crisis may impact our access to long-term capital markets, increase interest rates on some of our corporate debt, or weaken operating cash flow and liquidity, potentially adversely impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

As of June 30, 2011, we had total cash and cash equivalents of $287.4 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
(in millions)	2011	2010
Net cash provided by operating activities	$6.5	$201.2
Net cash (used in) provided by investing activities	(120.2)	29.8
Net cash used in financing activities	(464.4)	(215.2)
Effect of foreign exchange rate changes on cash	0.8	(16.7)

Net decrease in cash and cash equivalents	$(577.3)	$(0.9)

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

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows (Continued)

	Six Months Ended June 30,
(in millions)	2011	2010
Net cash provided by operating activities	$6.5	$201.2
Capital expenditures	(98.0)	(68.9)
Proceeds from the disposition of assets	5.2	91.1

Free cash flow	$(86.3)	$223.4

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2011 compared to $201.2 million for the same six-month period last year. The decrease in cash provided of $194.7 million was principally due to increased accounts receivable at June 30, 2011 due to higher second quarter 2011 sales in the Spirits business compared to 2010, higher incentive compensation and customer program payments in 2011, and the timing of tax payments.

Net cash used in investing activities for the six months ended June 30, 2011 was $120.2 million, compared with cash provided by investing activities of $29.8 million in the same six-month period last year. This $150.0 million change was primarily due to the acquisition of the Skinnygirl cocktail business, the absence of the 2010 disposition of the Cobra golf product line ($88.9 million) and higher capital spending ($29.1 million).

Net cash used in financing activities for the six months ended June 30, 2011 was $464.4 million, compared with $215.2 million used in the same six-month period last year. This $249.2 million increase was primarily due to the repayment of long-term debt ($590.6 million), partially offset by cash provided by revolving credit arrangements and new bank lines of credit ($150 million in total) and the proceeds received from the exercise of stock options ($29.9 million), compared to 2010 repayment of debt of $166.5 million.

Dividends

A summary of 2011 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.19 per share	January 25, 2011	February 9, 2011	March 1, 2011
$0.19 per share	April 26, 2011	May 11, 2011	June 1, 2011
$0.19 per share	July 26, 2011	August 10, 2011	September 1, 2011

A summary of 2011 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 25, 2011	February 9, 2011	March 10, 2010
$0.6675 per share	April 26, 2011	May 11, 2011	June 10, 2011
$0.6675 per share	July 26, 2011	August 10, 2011	September 10, 2011

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $887.1 million as of June 30, 2011 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions determined on a general formula basis when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $54.7 million as of both June 30, 2011 and 2010. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at June 30, 2011 was $43.2 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We have met all of our U.S. minimum funding requirements for 2011. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Guarantees and Commitments

We guarantee 50% of certain credit facilities of Maxxium España S.L., in the amount of €9.0 million (approximately $13.1 million), Denview Ltd. in the amount of €9.0 million (approximately $13.1 million), and Maxxium Cyprus Ltd., in the amount of €4.0 million (approximately $5.8 million), reflecting our ownership in the joint ventures with The Edrington Group (TEG). The liability related to these guarantees is not material. Beam Global Spirits & Wine, Inc. (BGSW) and TEG also have an uncommitted multi-currency Shareholder Loan Facility for BGSW/TEG joint ventures, of which our share is 50%, or €15 million (approximately $21.8 million).

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. The liability related to this guarantee was not material. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $12.9 million, through April 2013.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Fortune Brands) and can be applied either prospectively or retrospectively. Adoption of this standard did not impact our financial statements and disclosures.

Fair Value Measurement

In May 2011, the FASB issued new guidance on fair value measurement and disclosure requirements (ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Fortune Brands). We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (calendar year 2012 for Fortune Brands). Full retrospective application is required. Early adoption is permitted. We believe that adoption of this standard will not have a material impact on our financial statements.

FORTUNE BRANDS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions, including the U.S. housing and remodeling market,

•	expiration of government economic stimulus programs,

•	competitive market pressures (including pricing pressures),

•	successful development of new products and processes,

•	consolidation of customers,

•	customer defaults and related bad debt expense,

•	unanticipated developments that delay or negatively impact the Proposed Separation,

•	disruption to operations as a result of the Proposed Separation,

•	inability of one or more of the businesses to operate independently following the completion of the Proposed Separation,

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of August 1, 2011, there were approximately five smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2010. See “Pending Cases” below.

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

Terminated Cases

No tobacco-related cases were terminated in the three months ended June 30, 2011.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended June 30, 2011:

Three Months Ended June 30, 2011	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30	—	$—	—	—
May 1 – May 31	1,574	63.50	—	—
June 1 – June 30	—	—	—	—

Total	1,574	$63.50	—	—

(1)

The Company purchased all of the 1,574 shares between May 1, 2011 and May 31, 2011 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 5.	OTHER INFORMATION.

On April 29, 2011, the Company filed a Current Report on Form 8-K disclosing the final voting results in connection with the Company’s annual meeting of stockholders held on April 26, 2011. In line with the recommendation from the Company’s stockholders, the Company will provide an advisory vote on executive compensation on an annual basis.

Item 6.	EXHIBITS

2.1.*	Stock Purchase Agreement, dated as of May 19, 2011, by and between the Company and Alexandria Operations Corp.†

2.2.*	Amendment No. 1 to Stock Purchase Agreement, dated July 29, 2011, by and between the Company and Alexandria Operations Corp.

3(i).	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc., as amended April 26, 2011, are incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

10.1.*	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated July 15, 2011).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

FORTUNE BRANDS, INC.
(Registrant)

Date: August 5, 2011	/s/ Craig P. Omtvedt
Craig P. Omtvedt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
2.1.*	Stock Purchase Agreement, dated as of May 19, 2011, by and between the Company and Alexandria Operations Corp.†

2.2.*	Amendment No. 1 to Stock Purchase Agreement, dated July 29, 2011, by and between the Company and Alexandria Operations Corp.

3(i).	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

3(ii).	By-laws of Fortune Brands, Inc., as amended April 26, 2011, are incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on April 29, 2011, Commission file number 1-9076.

10.1.*	Fortune Brands, Inc. Severance Plan for Vice Presidents (as amended and restated July 15, 2011).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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