Form 10-Q
period 2011-09-30
BEAM INC
filed 2011-11-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9076

Beam Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3295276
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

510 LAKE COOK ROAD, DEERFIELD, ILLINOIS	60015
(Address of Principal Executive Offices)	(Zip Code)

(847) 948-8888

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock, $3.125 par value, outstanding as of October 31, 2011: 155,458,769

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$1,555.4	$1,456.8	$4,535.1	$4,237.9
Cost of products sold	820.5	746.4	2,405.6	2,193.0
Excise taxes on spirits	128.0	128.3	409.5	382.7
Advertising, selling, general and administrative expenses	438.2	379.8	1,208.9	1,121.3
Amortization of intangible assets	7.7	7.8	23.2	24.4
Restructuring charges	5.0	14.6	7.5	15.1
Business separation costs	82.9	—	102.6	—
Loss on sale of brands and related assets	—	8.6	—	8.6

Operating income	73.1	171.3	377.8	492.8
Interest expense	39.7	50.1	125.5	151.9
Loss on early extinguishment of debt	134.0	—	134.0	—
Other income, net	(35.8)	(5.5)	(31.8)	(25.4)

(Loss) income from continuing operations before income taxes	(64.8)	126.7	150.1	366.3
Income tax (benefit) expense	(1.3)	25.9	57.5	40.6

(Loss) income from continuing operations	(63.5)	100.8	92.6	325.7
Income from discontinued operations, net of tax	477.3	3.9	734.4	82.8

Net income	413.8	104.7	827.0	408.5
Less: Noncontrolling interests	0.7	2.1	4.1	6.3

Net income attributable to Beam Inc.	$413.1	$102.6	$822.9	$402.2

Amounts attributable to Beam Inc.
(Loss) income from continuing operations	$(63.8)	$100.5	$91.7	$324.9
Income from discontinued operations, net of tax	476.9	2.1	731.2	77.3

Net income attributable to Beam Inc.	$413.1	$102.6	$822.9	$402.2

Basic earnings (loss) per Beam Inc. common share
Continuing operations	$(0.41)	$0.66	$0.59	$2.13
Discontinued operations	3.08	0.01	4.74	0.51

Net income	$2.67	$0.67	$5.33	$2.64
Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$(0.41)	$0.65	$0.58	$2.11
Discontinued operations	3.08	0.01	4.66	0.50

Net income	$2.67	$0.66	$5.24	$2.61
Cash dividends per share paid on common share	$0.19	$0.19	$0.57	$0.57
Weighted-average common shares outstanding - basic	154.8	152.6	154.3	152.2
Weighted-average common shares outstanding - diluted	154.8	154.3	157.2	153.9

See notes to condensed consolidated financial statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$475.9	$864.7
Accounts receivable, net	743.7	805.2
Inventories
Maturing spirits	1,252.4	1,253.7
Other raw materials, supplies and work in process	312.7	290.7
Finished products	384.2	312.5

	1,949.3	1,856.9
Other current assets	452.8	400.0
Current assets of discontinued operations	—	416.2

Total current assets	3,621.7	4,343.0
Property, plant and equipment	2,706.0	2,619.7
Less: accumulated depreciation	1,465.8	1,401.3

Property, plant and equipment, net	1,240.2	1,218.4
Goodwill	3,572.7	3,591.8
Other intangible assets (net of accumulated amortization of $451.5 and $431.3 at September 30, 2011 and December 31, 2010, respectively)	2,948.4	3,025.7
Other assets	192.2	229.5
Non-current assets of discontinued operations	—	265.6

Total assets	$11,575.2	$12,674.0

See notes to condensed consolidated financial statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Liabilities and equity
Current liabilities
Notes payable and current portion of long-term debt	$419.5	$614.4
Accounts payable	399.5	442.1
Other current liabilities	827.0	825.8
Current liabilities of discontinued operations	—	224.6

Total current liabilities	1,646.0	2,106.9
Long-term debt	2,320.6	3,637.4
Deferred income taxes	645.1	659.5
Accrued pension and postretirement benefits	320.4	229.2
Other non-current liabilities	324.6	245.6
Non-current liabilities of discontinued operations	—	107.4

Total liabilities	5,256.7	6,986.0

Equity
Beam Inc. stockholders’ equity
$2.67 Convertible Preferred stock – redeemable at Company’s option	4.8	4.9
Common stock, par value $3.125 per share, 750.0 shares authorized, 234.9 shares issued, and 155.1 outstanding at September 30, 2011	734.0	734.0
Paid-in capital	872.7	820.2
Accumulated other comprehensive loss	(353.9)	(172.0)
Retained earnings	8,202.2	7,499.3
Treasury stock, at cost	(3,144.9)	(3,215.3)

Total Beam Inc. stockholders’ equity	6,314.9	5,671.1
Noncontrolling interests	3.6	16.9

Total equity	6,318.5	5,688.0

Total liabilities and equity	$11,575.2	$12,674.0

See notes to condensed consolidated financial statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$827.0	$408.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	148.9	154.6
Amortization	24.8	26.6
Stock-based compensation	49.0	44.4
Deferred income taxes	(83.7)	16.6
Tax benefit from income tax audit settlements	—	(42.3)
Loss on early extinguishment of debt	134.0	—
Gain on sale of assets	(691.2)	(2.9)
Changes in assets and liabilities, net of disposition:
Accounts receivable	(43.1)	3.8
Inventories	(79.1)	(137.8)
Accounts payable	(45.5)	10.9
Other assets	25.7	78.5
Accrued expenses and other liabilities	22.2	(134.3)
Accrued taxes	28.4	62.5

Net cash provided by operating activities	317.4	489.1

Investing activities
Capital expenditures	(161.6)	(111.0)
Proceeds from the disposition of assets	1,209.9	134.8
Acquisitions, net of cash acquired	(45.6)	—
Return of investment in affiliates	19.8	—
Repayment of loans by affiliates	—	7.6

Net cash provided by investing activities	1,022.5	31.4

Financing activities
Decrease in short-term notes payable, net	(38.9)	(27.5)
Repayment of long-term debt	(1,640.6)	(166.5)
Dividends to stockholders	(88.2)	(87.1)
Proceeds received from exercise of stock options	67.5	12.0
Tax benefit on exercise of stock options	3.3	2.5
Dividends paid to noncontrolling interest	(0.8)	(1.9)
Other financing, net	(12.0)	(6.8)

Net cash used in financing activities	(1,709.7)	(275.3)
Effect of foreign exchange rate changes on cash	(19.0)	8.8

Net (decrease) increase in cash and cash equivalents	(388.8)	254.0
Cash and cash equivalents at beginning of period	864.7	417.2

Cash and cash equivalents at end of period	$475.9	$671.2

See notes to condensed consolidated financial statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Background, Basis of Presentation and Principles of Consolidation

References to “we,” “our,” “us,” “Beam” and “the Company” refer to Beam Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

On October 3, 2011, Beam Inc. (formerly Fortune Brands, Inc. or “Fortune”) completed the spin-off of Fortune Brands Home & Security, Inc. (“Home & Security”) by distributing 100% of the outstanding shares of common stock of Home & Security to holders of the Company’s common stock (the “Spin-Off”).

To effectuate the Spin-Off, at 11:59 p.m. New York City time on October 3, 2011, the Company paid a pro rata dividend of one share of common stock, par value $0.01 per share, of Home & Security (the “H&S Common Stock”) for each share of common stock, par value $3.125 per share, of the Company (the “Company Common Stock”) outstanding as of 6:00 p.m. New York City time on the record date of September 20, 2011. The Spin-Off was completed without the payment of any consideration or the exchange of any shares by the Company’s stockholders. On October 4, 2011, as a result of the Spin-Off, Home & Security became an independent public company trading under the symbol “FBHS” on the New York Stock Exchange.

The Spin-Off was completed pursuant to the Separation and Distribution Agreement between the Company and Home & Security, dated as of September 27, 2011 (the “Separation Agreement”). Under the terms of the Separation Agreement, immediately prior to the effective time of the Spin-Off, Home & Security paid a cash dividend to the Company in the amount of $500 million using the proceeds of a new debt financing arrangement entered into by Home & Security.

Following the completion of the Spin-Off, effective as of 12:01 a.m. New York City time on October 4, 2011, Fortune Brands, Inc. changed its name to Beam Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging Beam Inc., a wholly-owned subsidiary of Fortune Brands, Inc., with and into Fortune Brands, Inc., with the Company continuing as the surviving corporation in the merger.

Following the Spin-Off, the outstanding shares of Company Common Stock continued to trade on the New York Stock Exchange, under the new symbol “BEAM.”

On July 29, 2011, the Company completed the sale of the Acushnet Company golf business (the “Golf business”) to a company formed by Fila Korea Ltd. and Mirae Asset Private Equity of Korea as further described in Note 3.

The Spin-Off and the sale of the Golf business are together referred to herein as the “Transactions.”

In accordance with Accounting Standards Codification (ASC) 205, the results of operations of the Golf business and the related 2011 sale were separately stated in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 as discontinued operations. The assets and liabilities of the Golf business were reclassified to discontinued operations in the accompanying condensed consolidated balance sheet as of December 31, 2010. The cash flows from discontinued operations for the nine months ended September 30, 2011 and 2010 are not separately classified in the accompanying condensed consolidated statements of cash flows. Information on business segments does not include discontinued operations. We will report Home & Security as a discontinued operation as of October 4, 2011.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated balance sheet as of September 30, 2011, the related condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management these financial statements include all adjustments that are considered necessary for a fair presentation of our

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Background, Basis of Presentation and Principles of Consolidation (Continued)

financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Interim results may not be indicative of results for a full year.

2.	Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Beam) and can be applied either prospectively or retrospectively. Adoption of this guidance did not impact our financial statements and disclosures.

Fair Value Measurement

In May 2011, the FASB issued new guidance on fair value measurement and disclosure requirements (ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Beam). We do not believe that adoption of this guidance will have a material impact on our financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income.” This guidance requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new presentation requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (calendar year 2012 for Beam). Full retrospective application is required. Early adoption is permitted. We believe that adoption of this guidance will not have a material impact on our financial statements.

Goodwill

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (calendar 2012 for Beam), but early adoption is permitted. We believe that adoption of this guidance will not have a material impact on our financial statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Discontinued Operations

On July 29, 2011, the Company completed the sale of the Golf business to a company formed by Fila Korea Ltd. and Mirae Asset Private Equity of Korea for a cash purchase price of $1.275 billion, which excludes cash sold and includes a working capital adjustment received in October 2011.

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million.

The following table summarizes the results of the Golf business for the three and nine months ended September 30, 2011 and 2010 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$109.1	$265.2	$878.0	$1,008.1
Income from discontinued operations before income taxes	$1.0	$5.0	$87.6	$107.4
Income tax (benefit) expense	(0.4)	1.1	44.4	24.6
Gain on sale of discontinued operations	780.4	—	780.4	—
Tax expense on sale of discontinued operations	304.5	—	89.2	—

Net income from discontinued operations	$477.3	$3.9	$734.4	$82.8

During the second quarter of 2011, the Golf business recorded a $215.3 million reduction of a valuation allowance that had previously been established with respect to a capital loss carryforward. The valuation allowance was reduced because we expect to utilize the capital loss carryforward to offset capital gains associated with the sale. Also, as a result of the intended sale of the Golf business, during the second quarter of 2011 we provided a deferred tax expense of $24.7 million related to the expected repatriation of undistributed foreign earnings and expected gains associated with the sale of foreign subsidiary stock that are deemed to be taxable U.S. dividends.

Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of net assets of the Golf business to the sum of the Company’s total net assets plus consolidated debt other than debt directly attributable to other operations of the Company. The amount of interest expense allocated to, and included in, discontinued operations for the three months ended September 30, 2011 and 2010 was $1.1 million and $1.8 million, respectively. The amount of interest expense allocated to, and included in, discontinued operations for the nine months ended September 30, 2011 and 2010 was $7.5 million and $8.6 million, respectively.

4.	Acquisition and Disposition

Acquisition

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. We recorded the estimated fair value of contingent consideration, which is based on the achievement of certain sales targets, as of the acquisition date. Subsequent to the acquisition, we recorded an increase of $28 million to the estimated contingent consideration liability in advertising, selling, general and administrative expenses in the accompanying condensed consolidated statement of income. In future periods, the Company may be required to record contingent consideration in an amount not in excess of approximately $2 million. Any change in the Company’s estimated liability for contingent consideration will increase or decrease operating income in future periods.

Disposition

In August 2010, we sold certain non-strategic German spirits brands and related assets for $42.3 million. In connection with the sale, we recorded a pre-tax loss of $8.6 million ($12.4 million after tax).

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Instruments

Derivative financial instruments are either foreign exchange contracts to hedge currency fluctuations for transactions denominated in foreign currencies, interest rate swaps or commodity swaps of forecasted commodity purchases.

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

During the third quarter of 2011, we terminated interest rate swaps with a notional amount of $900.0 million in conjunction with the planned debt retirements (see Notes 7 and 16). Termination of the swaps resulted in a gain of $44.4 million. The portion of the gain related to debt extinguished in the third quarter of 2011 was recorded in loss on early extinguishment of debt in the accompanying condensed consolidated statement of income. The remaining portion ($35.4 million) was deferred as a reduction of long-term debt and will be amortized over the remaining term of the debt. There were no interest rate swaps outstanding as of September 30, 2011.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities and to hedge a portion of our net investments in certain foreign subsidiaries. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Mexican peso, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2011 was $657.9 million.

We entered into commodity swaps, primarily in the Home & Security segment, to manage the price risk associated with forecasted purchases of materials used in our operations. We accounted for these commodity swaps as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding as of, or for the nine months ended, September 30, 2011 or 2010.

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Instruments (Continued)

The fair values of derivative instruments on the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 were (in millions):

		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010
Assets
Foreign exchange contracts	Other current assets	$14.1	$4.6
Interest rate contracts	Other assets	—	36.7

	Total assets	$14.1	$41.3
Liabilities
Foreign exchange contracts	Other current liabilities	$17.6	$12.9

	Total liabilities	$17.6	$12.9

The effects of derivative financial instruments on the statement of income and other comprehensive income (“OCI”) for the three months ended September 30, 2011 and 2010 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010

Cash flow	$5.2	$(4.8)	Net sales	$(2.4)	$(0.9)
			Cost of products sold	0.7	0.3
			Interest expense	0.1	(0.3)
Fair value	—	—	Interest expense	3.1	4.9
			Other income, net	(6.6)	3.0

Total	$5.2	$(4.8)		$(5.1)	$7.0

The effects of derivative financial instruments on the statement of income and OCI for the nine months ended September 30, 2011 and 2010 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010

Cash flow	$(0.5)	$(3.9)	Net sales	$(10.0)	$(10.1)
			Cost of products sold	0.2	0.3
			Interest expense	0.1	(0.7)
Fair value	—	—	Interest expense	13.2	14.9
			Other income, net	(23.0)	0.3

Total	$(0.5)	$(3.9)		$(19.5)	$4.7

Based on foreign exchange rates as of September 30, 2011, we estimate that $3.1 million of net currency derivative losses included in OCI as of September 30, 2011 will be reclassified to earnings within the next twelve months.

In the three and nine months ended September 30, 2011 and 2010, the ineffective portion of cash flow hedges recognized in other income, net, was insignificant. The Company has designated certain foreign currency denominated nonderivative financial instruments as hedges of the currency exposure of net investments in foreign operations in accordance with authoritative guidance on foreign currency translation and derivatives and hedging. The changes in net unrealized (losses) gains for nonderivative financial instruments in accumulated other comprehensive loss in the three months ended September 30, 2011 and 2010 were $33.7 million and $(43.4) million, respectively. The changes in net unrealized (losses) gains for nonderivative financial instruments in accumulated other comprehensive loss in the nine months ended September 30, 2011 and 2010 were $(1.3) million and $20.9 million, respectively.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Fair Value Measurements

Authoritative accounting guidance establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments:

Derivative financial instruments are carried at fair value, based on industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	Fair Value
	September 30, 2011	December 31, 2010
Assets
Derivative financial instruments (level 2)	$14.1	$36.7
Liabilities
Derivative financial instruments (level 2)	$17.6	$12.9

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity. The fair value of long-term debt at September 30, 2011 was approximately $2,863.5 million, compared with the aggregate carrying value of $2,723.1 million. The fair value of long-term debt at December 31, 2010 was approximately $4,323.6 million compared with the aggregate carrying value of $4,228.0 million.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt

Notes payable and the current portion of long-term debt in the condensed consolidated balance sheet includes current portions of long-term debt of $402.5 million and $590.6 million as of September 30, 2011 and December 31, 2010, respectively.

In August 2011, we used proceeds from the sale of Golf to complete an early extinguishment of debt, consisting of the following principal amounts (in millions):

4.875% Notes due 2013	$119.5
6.375% Notes due 2014	173.6
5.375% Notes due 2016	550.0
8.625% Debentures due 2021	31.7
7.875% Debentures due 2023	36.2

Total	$911.0

The total cash paid to holders of the tendered notes and debentures was approximately $1.05 billion, which included $911.0 million in debt principal and $139.0 million in purchase premiums. The $139.0 million of purchase premiums, gain associated with amortization/write-off of deferred gains related to terminated interest rate swaps of $10.5 million, and the acceleration of unamortized debt issuance costs of $5.5 million were recorded in loss on early extinguishment of debt in the accompanying condensed consolidated statement of income.

See Note 5 for additional information on the termination of interest rate swaps in the third quarter of 2011.

In January 2011, we repaid maturing notes of $590.6 million using cash on hand.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of September 30, 2011, there were no amounts outstanding under this facility. The interest rates for this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any future impairment charges. There were no events of default under our credit facility as of September 30, 2011. None of our other debt instruments include financial ratio covenants.

See Note 16 for additional information on debt activities occurring subsequent to the period ended September 30, 2011.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Restructuring and Other Charges

In the three and nine months ended September 30, 2011, restructuring and other charges related to distribution and supply-chain initiatives, facility consolidations, and other organizational streamlining initiatives, primarily in the Spirits segment. In the three and nine months ended September 30, 2010, restructuring and other charges related to previously announced projects in the Spirits and Home & Security segments.

Pre-tax restructuring and other charges for the three months ended September 30, 2011 and 2010 were (in millions):

	Three Months Ended September 30, 2011
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$3.9	$2.5	$0.6	$7.0
Home & Security	1.1	1.4	—	2.5

Total	$5.0	$3.9	$0.6	$9.5

	Three Months Ended September 30, 2010
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$14.5	$1.0	$3.6	$19.1
Home & Security	0.1	(0.1)	1.4	1.4

Total	$14.6	$0.9	$5.0	$20.5

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Restructuring and Other Charges (Continued)

Pre-tax restructuring and other charges for the nine months ended September 30, 2011 and 2010 were (in millions):

	Nine Months Ended September 30, 2011
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$5.7	$8.5	$0.1	$14.3
Home & Security	1.8	1.6	—	3.4

Total	$7.5	$10.1	$0.1	$17.7

	Nine Months Ended September 30, 2010
		Other Charges (1)
	Restructuring Charges	Cost of Products Sold	ASG&A (2)	Total Charges
Spirits	$14.3	$2.6	$6.9	$23.8
Home & Security	0.8	1.1	1.0	2.9

Total	$15.1	$3.7	$7.9	$26.7

(1)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(2)	Advertising, selling, general and administrative expenses.

Reconciliation of Restructuring Liability

The changes in the balance of the restructuring liability for the nine months ended September 30, 2011 are as follows (in millions):

	Balance at December 31, 2010	Expense	Cash Payments	Non-Cash Changes	Balance at September 30, 2011
Workforce reductions	$19.2	$4.9	$(8.6)	$(1.3)	$14.2
Asset write-downs	—	0.5	0.2	(0.7)	—
Contract termination costs	(0.8)	1.6	(4.1)	3.5	0.2
Other	0.7	0.5	(0.8)	(0.4)	—

Total	$19.1	$7.5	$(13.3)	$1.1	$14.4

The changes in the balance of the restructuring liability for the nine months ended September 30, 2010 are as follows (in millions):

	Balance at December 31, 2009	Expense	Cash Payments	Non-Cash Changes	Balance at September 30, 2010
Workforce reductions	$25.3	$13.4	$(20.1)	$0.2	$18.8
Asset write-downs	—	(0.5)	0.6	(0.1)	—
Contract termination costs	9.6	0.2	(0.8)	(9.9)	(0.9)
Other	1.3	2.0	(1.6)	(1.8)	(0.1)

Total	$36.2	$15.1	$(21.9)	$(11.6)	$17.8

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for continuing operations for the three months ended September 30, 2011 and 2010 were as follows (in millions):

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$5.0	$5.1	$0.2	$0.2
Interest cost	13.7	13.4	1.2	1.4
Expected return on plan assets	(17.8)	(17.4)	—	—
Amortization of prior service cost (credit)	0.6	0.4	(1.0)	(1.0)
Amortization of net losses (gains)	5.7	4.8	—	(0.1)
Curtailment loss	4.4	0.4	—	—

Net periodic benefit cost	$11.6	$6.7	$0.4	$0.5
The components of net periodic benefit cost for pension and postretirement benefits for continuing operations for the nine months ended September 30, 2011 and 2010 were as follows (in millions):
	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$15.3	$15.2	$0.7	$0.6
Interest cost	41.2	40.1	3.8	4.1
Expected return on plan assets	(53.9)	(52.1)	—	—
Amortization of prior service cost (credit)	1.5	1.5	(2.9)	(2.9)
Amortization of net losses (gains)	17.1	14.4	—	(0.3)
Curtailment loss	4.4	0.4	—	—

Net periodic benefit cost	$25.6	$19.5	$1.6	$1.5

During the third quarter of 2011, in addition to the net periodic benefit cost shown above, the Company recognized costs of $13.3 million related to special postretirement termination benefits for certain departing executives as a result of the Transactions. These costs are included within business separation costs in the condensed consolidated statement of income.

During the third quarter of 2011, the Company amended certain of its pension plans in the U.S. to freeze the accrual of future benefits effective at the end of 2011. For Beam non-union corporate employees and Spirits segment employees, the freeze will be effective as of December 31, 2011. Home & Security segment employees will continue to earn benefits until December 31, 2016. As a result of the plan amendments, we measured our pension liability using updated asset values and actuarial assumptions. Assumptions used to measure our pension liability and funded status of the pension plans included a weighted-average discount rate of 5.2% and a weighted-average expected long-term rate of return on plan assets of 8.0%. The measurement referred to above resulted in an increase in our pension liability and accumulated other comprehensive loss of approximately $80 million.

10.	Commitments and Contingencies

Legal

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (“ATCO”) subsidiary to Brown & Williamson Tobacco Corporation (“B&W”), at the time a wholly-owned subsidiary of B.A.T. Industries p.l.c. In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement (the “Indemnification Agreement”), to indemnify Beam Inc. against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

On July 30, 2004, B&W and R.J. Reynolds Tobacco Holdings, Inc. announced that they had completed the combination of their respective U.S. tobacco businesses, previously conducted by B&W (and ATCO) and R.J. Reynolds

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies (Continued)

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

Other Litigation

In addition to the lawsuits described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon its consolidated results of operations, cash flow, or financial condition, and where appropriate, these actions are being vigorously contested.

Guarantees

We guarantee 50% of certain euro-denominated credit and loan facilities of two of our 50% owned foreign joint ventures. The total U.S. dollar equivalent of these guarantees is approximately $19.5 million at September 30, 2011. The Company has not recorded a liability for these guarantees.

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. The liability related to this guarantee was not material. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $11.4 million, through April 2013.

Environmental

We are subject to laws and regulations relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. We are involved in remediation actions to clean up hazardous wastes as required by federal and state laws. Based on our evaluation of the cleanup cost estimates and the compliance programs, we do not believe there is a reasonable possibility that a material loss exceeding the amounts already recognized may have been incurred. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Total Other Comprehensive Income

Total comprehensive income for the three months ended September 30, 2011 and 2010 was as follows (in millions):

	Three Months Ended September 30,
	2011	2010
Net income attributable to Beam Inc.	$413.1	$102.6
Translation adjustments	(352.4)	207.6
Derivative instruments	7.3	(6.3)
Pension and postretirement benefit adjustments	(8.1)	3.8

Comprehensive income attributable to Beam Inc.	59.9	307.7
Comprehensive income attributable to noncontrolling interests	0.7	2.1

Total comprehensive income	$60.6	$309.8

Total comprehensive income for the nine months ended September 30, 2011 and 2010 was as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
Net income attributable to Beam Inc.	$822.9	$402.2
Translation adjustments	(189.8)	15.0
Derivative instruments	8.0	5.6
Pension and postretirement benefit adjustments	(0.1)	18.4

Comprehensive income attributable to Beam Inc.	641.0	441.2
Comprehensive income attributable to noncontrolling interests	4.1	6.3

Total comprehensive income	$645.1	$447.5

Equity Changes in Noncontrolling Interests

The net changes in the equity attributable to noncontrolling interests in the nine months ended September 30, 2011 and 2010 were due to net income attributable to the noncontrolling interests as reported in the condensed consolidated statement of income offset by dividends paid to the noncontrolling interests, as reported in the condensed consolidated statements of cash flows. In addition, in the nine month period ended September 30, 2011, equity attributable to noncontrolling interests decreased by approximately $13 million due to the sale of the Golf business.

12.	Business Separation Costs

Business separation costs are directly related to implementing the Transactions (refer to Note 1 for additional information on the Transactions). We recorded $82.9 million and $102.6 million of business separation costs in the three and nine months ended September 30, 2011, respectively. Business separation costs for the three months ended September 30, 2011 consisted of $37.6 million of financial, legal and other separation-related advisory fees, as well as $45.3 million of employee-related costs primarily related to termination benefits. Business separation costs for the nine months ended September 30, 2011 consisted of $57.3 million of financial, legal and other separation-related advisory fees, as well as $45.3 million of employee-related costs primarily related to termination benefits.

Included within employee-related business separation costs is incremental stock-based compensation expense of approximately $8 million related to the modification of certain outstanding Fortune Brands equity awards, which did not have anti-dilution provisions, in anticipation of the conversion of these awards to Beam and Home & Security equity awards. The Fortune Brands equity awards were modified during the third quarter of 2011 to add anti-dilutive protection provisions in anticipation of the Transaction. The additional expense, included in business separation costs in the accompanying condensed consolidated statement of income, was determined by comparing the fair values of these awards prior to and immediately after modification.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Income Taxes

Our effective income tax rates for the three months ended September 30, 2011 and 2010 were 2.0% and 20.4%, respectively. Our effective income tax rates for the nine months ended September 30, 2011 and 2010 were 38.3% and 11.1%, respectively. The effective income tax rate in the nine months ended September 30, 2011 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income, and a tax assessment related to the settlement of a Mexican income tax audit as discussed below. The rate was favorably impacted for the three and nine months ended September 30, 2011 by the tax-free treatment of indemnification income received in connection with a settlement of the Mexican income tax audit. The effective income tax rate for the nine months ended September 30, 2010 was favorably impacted by tax benefits of $45.7 million related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate for the three months ended September 30, 2010 was also favorably impacted by the tax-free treatment of indemnification proceeds received in connection with the settlement of a Spanish income tax audit.

During the third quarter of 2011, the Mexico tax authorities issued an assessment of tax and interest to our Mexican spirits companies, which include assets acquired from Pernod Ricard S.A. (“Pernod Ricard”) in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The assessment related to the 2004 and 2005 pre-acquisition tax years. The Mexican tax authorities issued a net assessment of approximately $25.5 million ($14.8 million for tax and $10.7 million for related interest and penalties), which was paid in September 2011. Pursuant to the acquisition agreement, we negotiated and received a $26.0 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other (income) expense, net.

During the third quarter of 2010, due to a decision by the Spanish Supreme Court, the Spanish tax authorities issued an assessment of tax and interest to our Spanish spirits companies, which include assets acquired from Pernod Ricard in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The assessment related to the 1988 through 1990 pre-acquisition tax years. The Spanish tax authorities issued a net assessment of approximately $6.7 million ($4.6 million for tax and $2.1 million for related interest), which was paid in October 2010. Pursuant to the acquisition agreement, we negotiated and received a $6.3 million tax indemnification payment from Pernod Ricard in September 2011 related to the above assessment and recorded this payment in other (income) expense, net.

Also during the nine months ended September 30, 2010, the Internal Revenue Service (“IRS”) concluded its routine examination of the Company’s 2004 to 2007 tax years.

During the second quarter of 2010, the Spanish tax authorities concluded their routine examination of our Spanish spirits companies for the 2004 through 2006 periods, the majority of which related to pre-acquisition issues. The Spanish tax authorities issued a net assessment of approximately $29.3 million ($22.9 million for tax and $6.4 million for related interest and penalties), which was paid in July 2010. Pursuant to the acquisition agreement, we negotiated and received a $25.6 million tax indemnification payment from Pernod Ricard in July 2010 related to the above assessment and recorded this payment in other (income) expense, net.

As a result of the conclusion of the above-mentioned audit examinations, during the second quarter of 2010, we recorded approximately $42.4 million of previously unrecognized tax benefits (net of current and deferred taxes) as a reduction to income tax expense.

The Company is currently under audit by the IRS for the 2008 and 2009 tax years.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $1 million to $60 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We do not provide for deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Earnings Per Share

The computation of basic and diluted earnings per common share (“EPS”) is as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Loss) income from continuing operations	$(63.8)	$100.5	$91.7	$324.9
Income from discontinued operations	476.9	2.1	731.2	77.3

Net income attributable to Beam Inc.	$413.1	$102.6	$822.9	$402.2
Less: Preferred stock dividends	0.2	0.2	0.4	0.4

Income attributable to Beam Inc. common stockholders – basic	412.9	102.4	822.5	401.8
Preferred stock dividends	—	0.2	0.4	0.4

Income attributable to Beam Inc. common stockholders – diluted	$412.9	$102.6	$822.9	$402.2

Weighted average number of common shares outstanding – basic	154.8	152.6	154.3	152.2
Conversion of Convertible Preferred stock	—	1.1	1.0	1.1
Exercise of stock-based awards	—	0.6	1.9	0.6

Weighted average number of common shares outstanding – diluted	154.8	154.3	157.2	153.9

Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	17.7	17.2	8.4	16.9
Basic earnings (loss) per common share
Continuing operations	$(0.41)	$0.66	$0.59	$2.13
Discontinued operations	3.08	0.01	4.74	0.51

Net earnings per basic share	$2.67	$0.67	$5.33	$2.64

Diluted earnings (loss) per common share
Continuing operations	$(0.41)	$0.65	$0.58	$2.11
Discontinued operations	3.08	0.01	4.66	0.50

Net earnings per diluted share	$2.67	$0.66	$5.24	$2.61

The potential diluted impact of preferred stock and stock-based awards were excluded from the computation of diluted earnings per share during the three months ended September 30, 2011 since including these items would be anti-dilutive.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Information

Financial information by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales:
Spirits	$707.3	$643.1	$2,083.1	$1,847.7
Home & Security	848.1	813.7	2,452.0	2,390.2

Net sales	$1,555.4	$1,456.8	$4,535.1	$4,237.9
Operating Income:
Spirits	$114.1	$118.1	$405.2	$379.2
Home & Security	58.7	73.6	134.8	178.6
Corporate expenses	(99.7)	(20.4)	(162.2)	(65.0)

Operating income	$73.1	$171.3	$377.8	$492.8
Interest expense	39.7	50.1	125.5	151.9
Loss on early extinguishment of debt	134.0	—	134.0	—
Other income, net	(35.8)	(5.5)	(31.8)	(25.4)

(Loss) income from continuing operations before income taxes	$(64.8)	$126.7	$150.1	$366.3

Included in Corporate expenses are business separation costs (refer to Note 12 for additional information on business separation costs).

16.	Subsequent Events

Spin-off & debt extinguishment

On October 3, 2011, the Company completed the spin-off of Home & Security by distributing 100% of the outstanding shares of common stock of Home & Security to holders of the Company’s common stock (refer to Note 1 for additional information on the Spin-Off).

Immediately prior to the effective time of the Spin-Off, Home & Security paid a cash dividend to the Company in the amount of $500 million using the proceeds of a new debt financing arrangement entered into by Home & Security. In November 2011, the Company used the proceeds of the dividend to redeem in full its 3.000% Notes due 2012, of which $400 million in aggregate principal amount were outstanding. The redemption included a make-whole premium of approximately $6 million. On October 31, 2011, the Company also commenced, but has yet to complete as of the date of this report, a tender offer for a portion of its 4% Notes due 2013, of which €500 million in aggregate principal amount are outstanding.

On October 4, 2011, as required by the terms of the Company’s certificate of incorporation, the conversion price of the $2.67 Convertible Preferred Stock increased from 6.601 to 8.411 shares of common stock per share of $2.67 Convertible Preferred.

Stock-based compensation

In October 2011, the Company granted share-based compensation awards with a total fair value of approximately $20 million to certain members of the Company’s management.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this report. This discussion contains or incorporates by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

OVERVIEW

As of September 30, 2011, Fortune Brands, Inc. (now known as Beam Inc., the “Company,” “we,” “our,” or “us”) was a holding company that reported financial results for two business segments, Spirits and Home & Security. Following the spin-off of the Company’s Home & Security business on October 3, 2011, the Company became a standalone premium spirits company named Beam Inc.

Spin-Off of Home & Security

On October 3, 2011, the Company completed the spin-off of Fortune Brands Home & Security, Inc. (“Home & Security”) by distributing 100% of the outstanding shares of common stock of Home & Security to holders of the Company’s common stock (the “Spin-Off”). To effectuate the Spin-Off, the Company paid a pro rata dividend of one share of common stock of Home & Security for each share of common stock of the Company outstanding as of 6:00 p.m. New York City time on the record date of September 20, 2011. The Spin-Off was completed without the payment of any consideration or the exchange of any shares by the Company’s stockholders. On October 4, 2011, as a result of the Spin-Off, Home & Security became an independent public company trading under the symbol “FBHS” on the New York Stock Exchange.

The Spin-Off was completed pursuant to the Separation and Distribution Agreement between the Company and Home & Security, dated as of September 27, 2011. Under the terms of the Separation Agreement, immediately prior to the effective time of the Spin-Off, Home & Security paid a cash dividend to the Company in the amount of $500 million using the proceeds of a new debt financing arrangement entered into by Home & Security. Following the completion of the Spin-Off, Fortune Brands, Inc. changed its name to Beam Inc. The name change was effected by merging Beam Inc., a wholly-owned subsidiary of Fortune Brands, Inc., with and into Fortune Brands, Inc., with the Company continuing as the surviving corporation in the merger. Shares of the Company’s common stock continue to trade on the New York Stock Exchange, under the new symbol “BEAM,” following the Spin-Off.

Beam Inc.

Beam Inc. is a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon, whisky, tequila, cognac and ready-to-drink pre-mixed cocktails. Our portfolio includes 10 of the world’s top 100 premium spirits brands and some of the industry’s fastest growing innovations.

Our portfolio consists of brands we identify as Power Brands, Rising Stars, Local Jewels and Value Creators. The Power Brands are our core brand equities, with global reach in premium categories and large annual sales volume. Rising Stars are brands that we believe have excellent growth profiles and provide attractive economics in priority markets. Brands indentified as Local Jewels deliver strong cash flows on a local or regional scale, and our Value Creators include a variety of brands competing across multiple categories. Our Power Brands and Rising Stars, which are the focus of our brand investment, are listed below.

Power Brands:	Jim Beam Bourbon, Maker’s Mark Bourbon, Sauza Tequila, Courvoisier Cognac, Canadian Club Whisky and Teacher’s Scotch

Rising Stars:	Laphroaig Scotch, Knob Creek Bourbon, Basil Hayden Bourbon, Cruzan Rum, Hornitos Tequila, EFFEN Vodka, Pucker Vodka, Skinnygirl Cocktails and Sourz Liqueurs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The principal markets for our spirits products are North America, Australia and Europe, and we continue to invest in emerging markets such as India, Brazil, Russia and other countries. We operate our spirits business on the basis of geographical regions, consisting of North America, Asia-Pacific/South America (APSA) and Europe, Middle East and Africa (EMEA).

Our spirits products are primarily sold through direct sales forces to distributors. We also sell spirits products through joint ventures with The Edrington Group Ltd., as well as through third-party distributors and global or regional duty free customers.

Basis of Reporting

Following the completion of the Spin-Off, the Company does not beneficially own any shares of Home & Security common stock and will not consolidate Home & Security financial results for the purpose of its own financial reporting. The financial information presented in this Quarterly Report on Form 10-Q contains the results of the Company as of September 30, 2011, which includes the results of Home & Security in continuing operations. Beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the historical financial results of Home & Security will be reflected in the Company’s consolidated financial statements as discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

(in millions)	Net Sales
	2011	2010	% Change vs. Prior Year
Spirits	$707.3	$643.1	10.0%
Home & Security	848.1	813.7	4.2%

Net sales	$1,555.4	$1,456.8	6.8%

	Operating Income
	2011	2010	% Change vs. Prior Year
Spirits	$114.1	$118.1	(3.4)%
Home & Security	58.7	73.6	(20.2)%
Corporate expenses	(99.7)	(20.4)	n/m

Operating income	$73.1	$171.3	(57.3)%

Net sales

Net sales increased $98.6 million, or 7%, primarily due to higher sales volume in both the Spirits and Home & Security segments. In addition, net sales benefited from the favorable impact of foreign currency translation (approximately $28 million).

Cost of products sold

Cost of products sold increased $74.1 million, or 10%, primarily due to higher sales and approximately $22 million of increased raw material costs (primarily in the Home & Security segment), partially offset by the benefit of productivity initiatives.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits were essentially unchanged during the three months ended September 30, 2011 compared to the prior year period.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $58.4 million, or 15%, primarily due to higher sales, planned increases in advertising and promotion spending to support new business and new product introductions and drive long-term growth, and higher transportation costs. We also recorded $25.0 million of contingent consideration expense during the three months ended September 30, 2011 related to the first quarter 2011 acquisition of the Skinnygirl ready-to-drink cocktail business.

Restructuring charges

Restructuring charges of $5.0 million in the three months ended September 30, 2011 primarily related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives, primarily in the Spirits segment. Restructuring charges of $14.6 million in the three months ended September 30, 2010 primarily related to organizational streamlining initiatives in our supply chain and administrative cost structures in the Spirits segment, as well as changes in estimates for previously announced projects.

Business separation costs

Business separation costs were $82.9 million in the three months ended September 30, 2011. These costs consisted of $37.6 million of financial, legal and other separation-related advisory fees, as well as $45.3 million of employee-related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

costs primarily related to termination benefits and incremental stock-based compensation expense related to the modification of certain outstanding Fortune Brands equity awards, which did not have anti-dilution provisions, in anticipation of the conversion of these awards to Beam and Home & Security equity awards.

Loss on sale of brands and related assets

In August 2010, we sold certain non-strategic German spirits brands and related assets for $42.3 million. In connection with the sale, we recorded a pre-tax loss of $8.6 million ($12.4 million after tax).

Interest expense

Interest expense decreased $10.4 million, or 21%, primarily due to lower average borrowings. In January 2011, we repaid maturing notes of $590.6 million. In August 2011, we completed a tender offer in which we repurchased $911.0 million in aggregate principal amount of various notes and debentures.

Loss on early extinguishment of debt

In August 2011, we used proceeds from the sale of our Golf business to complete an early extinguishment of debt with a principal amount of $911.0 million. The loss on early extinguishment of debt of $134.0 million consists of $139.0 million of purchase premiums and $5.5 million of accelerated unamortized debt issuance costs, partially offset by $10.5 million related to amortization/write-off of deferred gains on terminated interest rate swaps related to the extinguished debt.

Other income, net

Other income, net, was $35.8 million in the three months ended September 30, 2011 compared to $5.5 million in the prior year period. The increase of $30.3 million was primarily due to the 2011 tax indemnification income of $26.0 million from Pernod Ricard S.A. (“Pernod Ricard”) in connection with a 1988 through 1990 Mexico income tax audit settlement. Additionally, during the three months ended September 30, 2011, we received a $7.6 million dividend related to the winding down of a joint venture. Other income, net, also includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income tax (benefit) expense

Our effective income tax rate was 2.0% and 20.4% for the three months ended September 30, 2011 and 2010, respectively. The effective income tax rate in 2011 was favorably impacted by the tax-free treatment of indemnification income received in connection with the settlement of a Mexican income tax audit, and was unfavorably impacted by the tax assessment related to the settlement of a Mexican income tax audit.

(Loss) income from continuing operations, net of tax

Loss from continuing operations was $(63.5) million in the three months ended September 30, 2011 compared to income from continuing operations of $100.8 million in the prior year period. Significant items impacted the current year period including a net loss on early extinguishment of debt of $134.0 million, business separation costs of $82.9 million, and contingent consideration expense of $25.0 million related to the Skinnygirl acquisition. These unfavorable items in 2011 were partially offset by the impact of higher net sales in both segments and lower interest expense compared to the prior year period.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, was $477.3 million in the three months ended September 30, 2011 compared to $3.9 million in the prior year period. During the three months ended September 30, 2011, we recorded a gain of $475.9 million on the sale of the Golf business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

(in millions)	Net Sales
	2011	2010	% Change vs. Prior Year
Spirits	$2,083.1	$1,847.7	12.7%
Home & Security	2,452.0	2,390.2	2.6%

Net sales	$4,535.1	$4,237.9	7.0%

	Operating Income
	2011	2010	% Change vs. Prior Year
Spirits	$405.2	$379.2	6.9%
Home & Security	134.8	178.6	(24.5)%
Corporate expenses	(162.2)	(65.0)	149.5%

Operating income	$377.8	$492.8	(23.3)%

Net sales

Net sales increased $297.2 million, or 7%, primarily due to higher sales volume in both the Spirits and Home & Security segments. In addition, net sales benefited from the favorable impact of foreign currency translation (approximately $96 million), the favorable impact of transitioning to a new Spirits distribution arrangement in Australia (approximately $46 million), and higher excise taxes ($26.8 million).

Cost of products sold

Cost of products sold increased $212.6 million, or 10%, primarily due to higher sales and approximately $54 million of increased raw material costs (primarily in the Home & Security segment), partially offset by the benefit of productivity initiatives.

Excise taxes on spirits

Excise taxes collected from customers are reflected in net sales, and the equal and corresponding payments to governments are reflected in expenses. Excise taxes are generally levied based on the alcohol content of spirits products and vary significantly by country. Excise taxes on spirits increased by $26.8 million, or 7.0%. Excise taxes were higher during the nine months ended September 30, 2011 due to the collection of excise taxes in the first quarter of 2011 for a major customer in Australia, which were not collected in the comparable year-ago period due to a different distribution agreement at that time. The Company’s new distribution agreement in Australia, effective at the end of the first quarter of 2011, does not require the Company to collect and remit excise taxes.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses increased $87.6 million, or 8%, primarily due to higher sales and planned increases in advertising and promotion spending to support new business and new product introductions and drive long-term growth, and higher transportation costs in the Home & Security segment. We also recorded $28.0 million of contingent consideration expense during the nine months ended September 30, 2011 related to the first quarter 2011 acquisition of the Skinnygirl ready-to-drink cocktail business.

Restructuring charges

Restructuring charges of $7.5 million in the nine months ended September 30, 2011 primarily related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives, primarily in the Spirits segment. Restructuring charges of $15.1 million in the nine months ended September 30, 2010 primarily related to organizational streamlining initiatives in our supply chain and administrative cost structures in the Spirits segment, as well as changes in estimates for previously announced projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Business separation costs

Business separation costs were $102.6 million in the nine months ended September 30, 2011. These costs consisted of $57.3 million of financial, legal and other separation-related advisory fees, as well as $45.3 million of employee-related costs primarily related to termination benefits and incremental stock-based compensation expense related to the modification of certain outstanding Fortune Brands equity awards, which did not have anti-dilution provisions, in anticipation of the conversion of these awards to Beam and Home & Security equity awards.

For the full year 2011, business separation costs are expected to be approximately $105 million to $110 million.

Loss on sale of brands and related assets

In August 2010, we sold certain non-strategic German spirits brands and related assets for $42.3 million. In connection with the sale, we recorded a pre-tax loss of $8.6 million ($12.4 million after tax).

Interest expense

Interest expense decreased $26.4 million, or 17%, primarily due to lower average borrowings, as well as lower average interest rates. In January 2011, we repaid maturing notes of $590.6 million. In August 2011, we completed a tender offer in which we repurchased $911.0 million in aggregate principal amount of various notes and debentures.

Loss on early extinguishment of debt

In August 2011, we used proceeds from the sale of our Golf business to complete an early extinguishment of debt with a principal amount of $911.0 million. The loss on early extinguishment of debt of $134.0 million consists of $139.0 million of purchase premiums and $5.5 million of accelerated unamortized debt issuance costs, partially offset by $10.5 million related to amortization/write-off of deferred gains on terminated interest rate swaps related to the extinguished debt.

Other income, net

Other income, net, was $31.8 million in the nine months ended September 30, 2011 compared to $25.4 million in the prior year period. The 2011 period included tax indemnification income of $26.0 million from Pernod Ricard in connection with a 1988 through 1990 Mexico income tax audit settlement and a $7.6 million dividend related to the winding down of a joint venture. The 2010 period included tax indemnification income of $31.9 million from Pernod Ricard in connection with Spanish income tax audit settlements.

Income tax expense

Our effective income tax rate was 38.3% and 11.1% for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate in 2011 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income, and the tax assessment related to the settlement of a Mexican income tax audit. These unfavorable impacts were partially offset by the tax-free treatment of indemnification income received in connection with the settlement of a Mexican income tax audit. The effective income tax rate in 2010 was favorably impacted by tax benefits of $45.7 million related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification proceeds received in connection with the settlement of a Spanish income tax audit.

Income from continuing operations, net of tax

Income from continuing operations was $92.6 million in the nine months ended September 30, 2011 compared to $325.7 million in the prior year period. Significant items impacted the current year period including a net loss on early extinguishment of debt of $134.0 million, business separation costs of $102.6 million, and contingent consideration expense of $28.0 million during the nine months ended September 30, 2011 related to the first quarter 2011 acquisition of the Skinnygirl ready-to-drink cocktail business. These unfavorable items in 2011 were partially offset by the impact of higher net sales in both segments and lower interest expense compared to the prior year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, was $734.4 million in the nine months ended September 30, 2011 compared to $82.8 million in the prior year period. During 2011, we recorded a gain of $691.2 million on the sale of the Golf business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Spirits

Net sales increased $64.2 million, or 10%, to $707.3 million. The increase was due to higher sales volume in all regions, new product introductions and the acquisition and growth of the Skinnygirl ready-to-drink cocktail business, the approximately $23 million favorable impact of foreign currency translation, and favorable product mix. These increases were partially offset by the unfavorable impact of divesting certain non-strategic brands and related assets of approximately $8 million and lower bulk sales.

Operating income decreased $4.0 million, or 3%, to $114.1 million. The benefit of higher sales, a decrease in restructuring and related charges of $12.1 million ($7.0 million in 2011 compared with $19.1 million last year), the absence of a loss in the current year period from the 2010 sale of certain non-strategic brands and related assets of $8.6 million, and the favorable impact of foreign currency translation of approximately $6 million were more than offset by higher costs, including contingent consideration expense of $25.0 million related to the first quarter 2011 Skinnygirl acquisition, higher advertising and marketing expense of approximately $17 million, and higher start-up costs associated with new products.

Home & Security

Net sales increased $34.4 million, or 4%, to $848.1 million. The increase was primarily due to higher sales volume related to expanding relationships with key customers, new product introductions, the impact of price increases to help mitigate cost increases, and the approximately $5 million favorable impact of foreign currency translation. These increases were partially offset by lower volume due to weaker market conditions, including the impact of expiring governmental tax incentives in the U.S. and Canada in 2010.

Operating income decreased $14.9 million, or 20%, to $58.7 million. The decrease was primarily due to higher raw material and transportation costs (approximately $25 million) and the impact of the 2010 favorable resolution of litigation (approximately $8 million). In addition, operating income decreased due to planned increases in strategic spending to support long-term growth initiatives and new product introductions, as well as higher promotional spending. Operating income benefited from higher sales and productivity initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Results of Operations By Segment (Continued)

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Spirits

Net sales increased $235.4 million, or 13%, to $2,083.1 million. The increase was due to higher sales volume in all regions, new product introductions and the acquisition and growth of the Skinnygirl ready-to-drink cocktail business, the approximately $76 million favorable impact of foreign currency translation, as well as favorable product mix. The 2011 period included the benefit of transitioning to a new distribution arrangement in Australia (approximately $46 million). Additionally, the 2011 period included higher first quarter 2011 excise taxes (approximately $23 million) as described under “Excise Taxes” in the discussion of consolidated results, above. These increases were partially offset by the unfavorable impact of divesting certain non-strategic brands and related assets of approximately $27 million.

Operating income increased $26.0 million, or 7%, to $405.2 million. The increase was due to the benefit of higher sales, the favorable impact of foreign currency translation of approximately $18 million, and a decrease in restructuring and related costs of $9.5 million ($14.3 million in 2011 compared with $23.8 million last year). The prior year period also included a loss on the sale of certain non-strategic brands and related assets of $8.6 million. These factors were partially offset by substantially higher advertising and marketing expense of approximately $45 million, $28.0 million of contingent consideration expense related to the Skinnygirl acquisition, an increase of approximately $11 million in raw material costs, and higher start-up costs associated with new products.

The long-term market trends are favorable for the continued global growth of western premium spirits. We believe the continued focus on the best growth and return opportunities, as well as our recent increased investment in innovation, advertising, and ongoing efforts to enhance our routes to market, position us well for long-term profitable growth. Factors that could adversely affect future results in our Spirits segment include competitive pricing and other activities, potential future excise and customs tax increases, commodity and energy price increases, potential reduction of government financial incentives, reductions in customer inventory levels, continued consolidation in the distributor and retail tiers, increased industry regulation, and potential impairment charges.

Home & Security

Net sales increased $61.8 million, or 3%, to $2,452.0 million. The increase was primarily due to higher sales volume related to expanding relationships with key customers, new product introductions, the impact of price increases to help mitigate cost increases, and the approximately $20 million favorable impact of foreign currency translation. These increases were partially offset by lower sales volume due to weaker market conditions, including the impact of expiring governmental tax incentives in the U.S. and Canada in 2010, and higher promotional spending, as well as the impact of lower customer inventory levels in 2011 compared to increased customer inventory levels in certain product categories in 2010.

Operating income decreased $43.8 million, or 25%, to $134.8 million. The decrease was primarily due to higher raw material and transportation costs (approximately $55 million), mainly for brass, resins, steel and wood, and the impact of the 2010 favorable resolution of litigation (approximately $8 million). In addition, operating income decreased due to planned increases in strategic spending to support long-term growth initiatives and new product introductions, as well as higher promotional spending. Operating income benefited from higher sales and productivity initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash flows from operations, together with access to global credit markets and availability under our existing revolving credit agreement, are adequate to meet our long-term and short-term liquidity and capital needs. Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends, as well as finance acquisitions and share repurchases, when deemed appropriate. As a result of the separation transaction, after funding internal growth, our priority in recent periods has been the reduction of indebtedness. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit agreements. We periodically review our portfolio of brands and evaluate strategic options to increase shareholder value. However, we cannot predict whether or when we may enter into acquisition, disposition, joint venture or other strategic transactions, or what impact any such transaction could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in Part II, Item 1A of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Liquidity and Capitalization

Total debt decreased by $1,511.7 million during the nine months ended September 30, 2011 to $2.7 billion. The ratio of total debt to total capital decreased to 30.2% at September 30, 2011 from 42.8% at December 31, 2010, primarily due to the third quarter 2011 early retirement of debt of $911.0 million and the first quarter 2011 repayment of $590.6 million of maturing notes using cash on hand, partly offset by changes in foreign exchange rates.

In August 2011, we completed a tender offer in which we repurchased $911.0 million in aggregate principal amount of various notes and debentures. The total cash paid to holders of the tendered notes and debentures was approximately $1.05 billion, which consisted of $911.0 million in debt principal and $139.0 million in purchase premiums. The tender offer was financed from cash received from the sale of our Golf business which closed on July 29, 2011.

On February 3, 2010, we executed a $750 million, 3-year committed revolving credit agreement to be used for general corporate purposes. As of September 30, 2011, there were no amounts outstanding under this facility. The interest rates for this credit facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating. The credit facility includes a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0 through 2011 and 3.5 to 1.0 in 2012. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, as well as noncash restructuring and nonrecurring charges, losses from asset impairments, and gains or losses resulting from the sale of assets not in the ordinary course of business. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a maximum debt to total capital ratio of 0.55 to 1.0. Total capital is defined as debt plus equity and deferred taxes less any impairment charges. As of September 30, 2011, we were in compliance with these ratios by a wide margin. We believe the possibility of violating any of these financial covenants is remote. There were no events of default under our credit facility as of September 30, 2011.

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

As of September 30, 2011, we had total cash and cash equivalents of $475.9 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

Subsequent to the period ended September 30, 2011 and immediately prior to the effective time of the Spin-Off, Home & Security paid a cash dividend to the Company in the amount of $500 million using the proceeds of a new debt financing arrangement entered into by Home & Security. In November 2011, the Company used the proceeds of the dividend to redeem in full its 3.000% Notes due 2012, of which $400 million in aggregate principal amount were

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity and Capitalization (Continued)

outstanding. The redemption included a make-whole premium of approximately $6 million. On October 31, 2011, the Company also commenced, but has yet to complete as of the date of this report, a tender offer for a portion of its 4% Notes due 2013, of which €500 million in aggregate principal amount are outstanding.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2011 and 2010 (in millions).

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$317.4	$489.1
Net cash provided by investing activities	1,022.5	31.4
Net cash used in financing activities	(1,709.7)	(275.3)
Effect of foreign exchange rate changes on cash	(19.0)	8.8

Net (decrease) increase in cash and cash equivalents	$(388.8)	$254.0

Operating Activities

Net cash provided by operating activities was $317.4 million for the nine months ended September 30, 2011 compared to $489.1 million for the prior year period. The decrease of $171.7 million was mostly due to a decrease in cash provided by the Golf business, which was sold in July 2011, lower operating income in the Home & Security segment, and higher cash payments related to business separation costs.

Investing Activities

Net cash provided by investing activities was $1,022.5 million for the nine months ended September 30, 2011 compared to $31.4 million for the prior year period. The increase of $991.1 million was primarily due to higher net proceeds received in the current period for the sale of assets. In the third quarter of 2011, we received net proceeds of $1.2 billion for the sale of our Golf business. Partially offsetting this increase were higher capital spending of $50.6 million and net cash used in the current period for acquisitions of $45.6 million.

Financing Activities

Net cash used in financing activities was $1,709.7 million for the nine months ended September 30, 2011 compared to $275.3 million for the prior year period. The increase of $1,434.4 million was primarily due to higher repayments of long-term debt of $1,474.1 million.

Dividends

A summary of 2011 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.19 per share	January 25, 2011	February 9, 2011	March 1, 2011

$0.19 per share	April 26, 2011	May 11, 2011	June 1, 2011

$0.19 per share	July 26, 2011	August 10, 2011	September 1, 2011

$0.19 per share	September 27, 2011	November 9, 2011	December 1, 2011

A summary of 2011 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:
Dividend Amount	Declaration Date	Record Date	Payment Date

$0.6675 per share	January 25, 2011	February 9, 2011	March 10, 2010

$0.6675 per share	April 26, 2011	May 11, 2011	June 10, 2011

$0.6675 per share	July 26, 2011	August 10, 2011	September 10, 2011

$0.6675 per share	September 27, 2011	November 9, 2011	December 10, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $743.7 million as of September 30, 2011 and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts, doubtful accounts and returns was $58.4 million and $83.6 million as of September 30, 2011 and 2010, respectively. The current challenges in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at September 30, 2011 was $14.1 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We have met all of our U.S. minimum funding requirements for 2011. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Guarantees and Commitments

We guarantee 50% of certain euro-denominated credit and loan facilities of two of our 50% owned foreign joint ventures. The total U.S. dollar equivalent of these guarantees is approximately $19.5 million at September 30, 2011. The Company has not recorded a liability for these guarantees.

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. The liability related to this guarantee was not material. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $11.4 million, through April 2013.

CRITICAL ACCOUNTING POLICIES

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” – contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The Company tests goodwill and indefinite-lived tradenames for impairment in the fourth quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the test in the fourth quarter 2010, the Company concluded that no impairment of goodwill or indefinite-lived intangibles exists. While our indefinite-lived tradenames are currently generating sufficient results to support the recoverability of the tradenames, some of the inherent assumptions and estimates used in determining fair value of these tradenames are outside the control of management, including interest rates (in the U.S. and abroad), exchange rates, the cost of capital, and tax rates. Changes in these underlying assumptions could also adversely impact tradename fair values and could result in impairment. As disclosed in the Company’s 2010 Annual Report on Form 10-K, certain of the Company’s intangible assets are susceptible to a potential impairment if a 10 percent decrease in fair value occurs. Given the volatility of the underlying assumptions required to estimate asset fair values, the Company cannot predict whether a future impairment will result.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions and credit market instability;

•	customer defaults and related bad debt expense;

•	competitive market pressures (including pricing pressures);

•	changes in consumer preferences and trends;

•	risks pertaining to strategic acquisitions and joint ventures, particularly financial and integration risks;

•	any possible downgrades of the Company’s credit ratings;

•	commodity and energy price volatility;

•	risks associated with doing business outside the United States, including currency exchange rate risks;

•	inability to attract and retain qualified personnel;

•	the impact of excise tax increases and customs duties on distilled spirits;

•	the status of the U.S. rum excise tax cover-over program and other government incentive programs;

•	dependence on performance of distributors and other marketing arrangements;

•	costs of certain employee and retiree benefits and returns on pension assets;

•	tax law changes and/or interpretation of existing tax laws;

•	potential liabilities, costs and uncertainties of litigation;

•	ability to secure and maintain rights to trademarks and tradenames;

•	impairment in the carrying value of goodwill or other acquired intangible assets;

•	disruptions at production facilities;

•	risks related to the Home & Security spin-off; and

•	other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of November 1, 2011, there were approximately five smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. This number has not changed from the number reported in our Annual Report on Form 10-K for the year ended December 31, 2010. See “Pending Cases” below.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On November 6, 2000, the Florida Circuit Court upheld this jury award, and held that the class of plaintiffs eligible to recover damages should be extended to smokers with illnesses diagnosed more than four years before the lawsuit was filed in 1994. On May 21, 2003, a Florida appellate court reversed the jury’s verdict and damages award and decertified the class. On October 22, 2003, plaintiffs’ counsel sought review of this decision in the Florida Supreme Court. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). On August 7, 2006, both parties filed motions for rehearing with the Florida Supreme Court. On December 21, 2006, the Florida Supreme Court denied plaintiffs’ rehearing motion, and granted in part and denied in part defendants’ rehearing motion. The December 21, 2006 ruling did not amend the July 6, 2006 decision’s major holdings, but instead addressed the claims to which the Engle jury’s phase one verdict will be applicable in the individual lawsuits that the Florida Supreme Court’s decision has permitted. On October 1, 2007, the United States Supreme Court denied defendants’ motion seeking review by that court. As of November 1, 2011, B&W and/or R.J. Reynolds Tobacco Company had been served in over 8,000 cases (the “Engle progeny cases”) brought by individual plaintiffs in state and federal courts in Florida. These cases include claims asserted by over 9,400 individual plaintiffs. The number of cases may increase as the Florida courts continue to sever cases with multiple plaintiffs. In 2009, trials in the Engle progeny cases began. As of November 1, 2011, there have been approximately 52 Engle progeny cases that have been tried to verdict, including approximately 35 that resulted in adverse judgments against tobacco companies. Of those approximately 35 adverse judgments, approximately 27 resulted in adverse judgments against the Indemnitor. The Indemnitor is appealing these adverse judgments. As of November 1, 2011, approximately 23 of these appeals remained pending. In each of the four appeals that were decided, the Florida intermediate appellate courts affirmed final judgments in favor of plaintiffs. The Florida Supreme Court declined to review these four decisions. On October 7, 2011, the U.S. Supreme Court granted the Indemnitor an extension of time to file petitions for certiorari review in these four appeals, ordering the Indemnitor to file its certiorari petitions by December 16, 2011 in three of those appeals, and by December 17, 2011 in the fourth of those appeals. The Company is not a party to any of the Engle progeny cases.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including the Indemnitor and B&W individually and as a successor to ATCO) seeking recovery of costs paid by the federal government for claimed smoking-related illness. In this action, the U.S. District Court for the District of Columbia dismissed certain counts of the lawsuit, but also ruled that the government may proceed with two counts under the federal RICO statute. On February 4, 2005, the U.S. Circuit Court of Appeals for the District of Columbia held that the government may not, however, seek a disgorgement of defendants’ profits from the sale of tobacco as a part of its RICO claim. The U.S. Supreme Court denied the government’s petition to review this decision on October 17, 2005. The trial was concluded in June, 2005. On August 17, 2006, the Court issued its final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. The defendants and the government appealed this matter. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, ordered the dismissal of two defunct U.S. trade associations that were not covered by the district court’s injunctive remedies, remanded for further proceeding on certain remedial issues, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The government’s cross-appeal seeking disgorgement of past profits and the funding of smoking education and cessation programs was denied. On June 28, 2010, the U.S. Supreme Court denied the defendants’ petition for certiorari review, and denied the government’s petition for certiorari review seeking to reinstate the government’s claim for disgorgement of past profits. On July 7, 2010, the U.S. Court of Appeals for the District of Columbia issued its remand returning the case to the District Court for further proceedings. The District Court issued an order on December 22, 2010, on consent of the parties, ruling that Brown & Williamson Holding, Inc. (formerly known as Brown & Williamson Tobacco Corporation) is no longer subject to the injunctive remedies in the case. These remedies are still being litigated in the District Court. In addition, the defendants filed an appeal to the U.S. Court of Appeals for the District of Columbia on June 3, 2011 from an order entered by the District Court denying the defendants’ motion to vacate all injunctive remedies and dismiss the case in its entirety based on the passage of new federal law that granted the Food and Drug Administration regulatory authority over the marketing and sale of tobacco products. Defendants also noticed an appeal on June 8, 2011 from an order entered by the District Court requiring the defendants to disclose various disaggregated marketing data. Both appeals remain pending. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On December 15, 2005, the Illinois Supreme Court reversed the judgment and remanded the case to the lower court with instruction to dismiss the case. On November 27, 2006, the U.S. Supreme Court refused to hear plaintiffs’ appeal and ordered the lower court to dismiss plaintiffs’ pending motion to vacate. On December 18, 2006, the trial court entered a final judgment in accordance with the Illinois Supreme Court’s mandate. On January 17, 2007, the plaintiffs subsequently filed a motion in the lower court seeking to vacate or withhold judgment. On August 22, 2007, the Illinois Supreme Court issued a supervisory order directing the lower courts to dismiss the motion. On August 30, 2007, the trial court dismissed plaintiffs’ motion. On December 18, 2008, plaintiffs filed a petition requesting the state court to vacate the Price judgment in light of the U.S. Supreme Court’s December 15, 2008 decision in Altria Group, Inc. v. Good (in which the Court held that federal law did not preempt the plaintiffs’ assertion of state-law consumer fraud claims which alleged that defendants’ advertising and marketing fraudulently conveyed the message that “light” cigarettes deliver less tar and nicotine to smokers than regular cigarettes). On February 4, 2009, the trial court dismissed the plaintiffs’ petition on the basis that it was untimely. On February 24, 2011, the intermediate appellate court reversed the trial court’s order and remanded for further proceedings. On September 30, 2011, the Supreme Court of Illinois denied Philip Morris, Inc.’s petition for leave to appeal this decision. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed or are otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard, Turner or Good litigation.

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

No tobacco-related cases were terminated in the three months ended September 30, 2011.

(b)	Environmental Matters.

We are subject to laws and regulations relating to protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. In our opinion, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

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

Item 1A.	RISK FACTORS.

The following is a description of certain risks and uncertainties that may be material to our business. This description updates the discussion of risks and uncertainties contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties that we currently consider to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, results of operations, cash flows, and financial condition could be materially and adversely impacted.

Current economic challenges may continue and a recovery may be slow or reverse, adversely impacting our results of operations, cash flows and financial condition.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. There are presently significant challenges in the global economy, including high unemployment, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. Instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, may continue to put pressure on global economic conditions. As a result, consumers’ increased price consciousness may endure, which may affect consumers’ willingness to pay for premium brands and the overall level of spirits consumption, particularly in bars, restaurants, nightclubs and other public environments where consumers drink spirits. In addition, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we provide to customers and otherwise adversely impact our results of operations, cash flows and financial condition. A prolonged global economic stagnation may impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations, pay dividends, complete acquisitions and repurchase shares in the future.

Demand for our spirits products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, changes in travel, vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits products. Our sales would be negatively affected by a general decline in consumption of spirits products, due to a shift in consumer preferences toward beer, wine or non-alcoholic beverages, or the decision of wholesalers, retailers or consumers to purchase our competitors’ spirits products instead of ours. In addition, concerns about health issues relating to alcohol consumption, dietary effects, regulatory action or any litigation against companies in the industry may have an adverse effect on our business. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful. In addition, global economic conditions or market trends could cause consumer preferences to trend away from our premium spirits categories toward lower cost alternatives, which may also adversely impact our results of operations and cash flows.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. It is possible that our competitors may either respond to industry conditions more rapidly or effectively or resort to price competition to sustain market share and manufacturing capacity utilization, both of which could adversely affect our sales, margins and profitability. Further, while we believe that our size relative to that of our competitors gives us sufficient scale to succeed, we nevertheless face a risk that a continuing consolidation of the large distilled spirits companies could cause us to experience competitive disadvantages. Our inability to manage these and other competitive factors successfully could adversely affect our results of operations, cash flows and financial condition.

Risks associated with our strategic acquisitions and joint ventures could adversely affect our business.

We continue to consider acquisitions and joint ventures as a means of enhancing shareowner value. Acquisitions and joint ventures involve risks and uncertainties, including:

•	difficulties integrating acquired companies and operating joint ventures;

•

retaining the acquired businesses’ customers and brands, and achieving the expected financial results and benefits of transactions, such as cost savings, and revenue increases from expanded geographic or product presence;

•	loss of key employees from acquired companies;

•	implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•	exposure to unknown liabilities; and

•	diversion of management’s attention from other business concerns.

Future acquisitions could cause us to incur additional debt or issue shares of capital stock, which could lead to dilution in earnings per share and return on capital.

Downgrades of our credit ratings could adversely affect our business.

If Moody’s, Standard & Poor’s or Fitch were to downgrade our credit ratings to a non-investment grade rating, such a downgrade could result in an increase to our interest expense and cost of capital and impact our future capability to access credit. Downgrades of our credit ratings would also adversely affect the fair value and marketability of our outstanding debt.

Risks associated with commodity price volatility and energy availability could adversely affect our business.

We are exposed to risks associated with commodity price volatility arising from supply conditions, geopolitical and economic variables, weather, and other unpredictable external factors. We buy commodities such as corn and other grains, grapes, glass and plastic for the production, packaging and distribution of our products. We also grow agave plants for tequila production. Availability, increases and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing and transporting our products, could increase the manufacturing and distribution costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and pricing adjustments, there is no assurance that we will be able to offset such cost increases in the future.

If we are unable to effectively manage organizational productivity and global supply chain efficiency and flexibility, then our business could be adversely affected.

We need to continually evaluate our organizational productivity and global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains to promote a consistently flexible and low cost supply chain that can respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could adversely affect our financial results. Despite proactive efforts to control costs and increase efficiency in our facilities, increased competition could still cause us to realize lower operating margins and profitability.

We manufacture, source and sell many products internationally and are exposed to risks associated with doing business globally.

We manufacture, source or sell our products in the United States, Europe, Australia, Canada, Mexico, India, Brazil, Russia and other countries. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws and governmental regulations and policies in many countries outside the United States. We are also subject to U.S. laws affecting the activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. Our success will depend, in part, on our ability to manage our business through the impact of potential changes in these and other matters affecting U.S. companies with global operations.

We are exposed to fluctuations in currency exchange rates that could negatively impact our business.

While we hedge certain foreign currency transactions, a change in the value of local currencies where we manufacture, source or sell our products impacts our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position in local currency of our products, making it more difficult for us to compete. The exchange rates between some of the major foreign currencies in which we operate (including the Australian dollar, British pound sterling, euro, Canadian dollar, Indian rupee and Mexican peso) and the U.S. dollar have fluctuated significantly in recent years and are likely to continue to do so in the future.

Our operations may be adversely affected by failure to maintain or renegotiate distribution, supply, manufacturing or license agreements on favorable terms.

We have a number of distribution, supply, manufacturing and license agreements for our spirits products. These agreements vary depending on the particular brand, but tend to be for a fixed number of years. There can be no assurance that we will be able to renegotiate our rights on favorable terms when they expire or that these agreements will not be terminated. Failure to renew these agreements on favorable terms could have a negative affect on our results of operations and financial condition.

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

Changes in regulatory standards could adversely affect our business.

Our business is subject to extensive domestic and international regulatory requirements regarding distribution, production, labeling, and marketing. Changes to regulation of the beverage alcohol industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our business. In addition, we face government regulations pertaining to the health and safety of our employees and our consumers as well as regulations addressing the impact of our business on the environment, domestically as well as internationally. Our compliance with these regulations includes responding to emerging climate change initiatives and standards on emissions of volatile organic compounds. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions could adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

Changes in excise taxes, incentives and customs duties related to distilled spirits could adversely affect our business.

Distilled spirits are subject to potential excise tax increases in many countries as a result of economic and societal pressures. While no federal excise tax increase is presently pending in the United States, our largest market, fiscal pressures are rising dramatically, increasing the risk of a potential federal excise tax increase on spirits. Many states and other jurisdictions are considering possible excise tax increases. Any future excise tax increases could have an adverse effect on our business by increasing prices and reducing demand, particularly if excise tax levels increase substantially relative to those for beer and wine. For example, in April 2008 the Australian government increased excise taxes specifically on ready-to-drink spirits products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Jim Beam and Cola and other pre-mixed products. We are also the recipient of certain U.S. governmental financial incentives in connection with our manufacture of rum. The amount and availability of financial incentives in future periods cannot be assured. Any reduction in incentives would have an adverse effect on our business by increasing production costs. In addition, distilled spirits products are the subject of customs duties in many countries around the world. An unanticipated increase in customs duties in the markets where we sell our products could also adversely affect our results of operations and cash flows.

We rely on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by consolidation, poor performance or other disruptions in our distribution channels and customers.

Our spirits products are sold principally through wholesale distributors for resale to retail outlets. The replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our business. Industry consolidation could also adversely affect our margins and profitability. Though large customers can offer efficiencies and unique opportunities, they can also seek to make significant changes in their volume of purchases, represent a large number of competing products, negotiate more favorable terms and seek price reductions, which could negatively impact our financial results.

Costs and funding requirements of certain employee and retiree benefits may continue to accelerate.

Increases in the costs of medical and pension benefits may continue and negatively affect our business as a result of increased usage of medical benefits by current and retired employees and medical cost inflation in the United States, the effect of potential declines in the stock and bond markets on the performance of our pension plan assets, potential reductions in the discount rate used to determine the present value of our benefit obligations, and changes in legal and accounting standards that may increase the funding of, and the expense reflected for, employee benefits.

Future tax law changes and/or interpretation of existing tax laws may adversely affect our effective income tax rate and the resolution of unrecognized tax benefits.

We are subject to income taxation in the U.S. as well as internationally. It is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that our recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the timing of ultimate tax audit settlement. In addition, it is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision.

Potential liabilities and costs from litigation could adversely affect our business.

Our business is, from time to time, exposed to litigation relating to the production, promotion, distribution or sale of spirits products or specific brands. We are subject to litigation risks in the ordinary course of our business and have also been named in litigation relating to tobacco products made and sold by former subsidiaries. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could adversely affect our results of operations, cash flows or financial condition. In addition, because litigation can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations and cash flows.

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that this report contains material information necessary to make an informed assessment of our assets and liabilities, financial position, profits and losses and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future. In particular, this Quarterly Report on Form 10-Q includes the financial position and results of operations of Home & Security in our condensed consolidated financial statements. As a result of the Spin-Off, Home & Security will not be included in our continuing operations for future periods.

Our inability to secure and maintain rights to intellectual property could adversely affect our business.

We have many trademarks, brand names and trade names that are important to our business. Our business could be adversely affected by the loss of any major brand or by material infringement of our intellectual property rights. We are also subject to intellectual property risks because existing trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products from infringement by others. In addition, others may assert intellectual property infringement claims against us or our customers.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and stockholders’ equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date, net of any cumulative impairments. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date, net of impairments and accumulated amortization. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in future impairments include a change in expected global consumer spending and timing of the recovery from the global recession, and decreases in market growth rates in certain categories in our business, among others. In addition, future impairment could be caused by changes in competition, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and stockholders’ equity could be adversely affected.

A disruption at our production facilities could adversely impact our results of operations, cash flows and financial condition.

Because whiskeys/whiskies, cognacs, brandies, ports, rum and some tequila varieties are aged for various periods, we maintain substantial inventories of maturing product in warehouse facilities. If there were a catastrophic failure at one of our major distillation or bottling facilities, our business would be adversely affected. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. Similarly, if we experienced a disruption in the supply of barrels in which to age our products, our business could suffer. A consequence of any of these supply disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, there can be no assurance that insurance proceeds would cover the replacement value of our inventory of maturing products or other assets if they were to be lost.

We may not realize the anticipated benefits of the Spin-Off of Home & Security.

At the time of the Spin-Off of Home & Security, our board of directors, after consultation with independent financial and legal advisors, believed that the Spin-Off would allow the Company to achieve the benefit of focus, result in enhanced long-term growth and return prospects, and offer greater total long-term value to shareholders. However, we cannot provide any assurance as to when these benefits will occur or the extent to which they will be achieved, if at all. Furthermore, while we believe that the Spin-Off will qualify as tax-free under Section 355 of the U.S. Internal Revenue Code and we received a private letter ruling from the IRS substantially to that effect, it is not a certainty. Both the Company and our stockholders could incur significant U.S. federal income tax liabilities if taxing authorities conclude that the Spin-Off distribution is taxable.

Indemnification agreements with Home & Security entered into in connection with the Spin-Off may not fully protect us against certain liabilities.

Pursuant to the Separation and Distribution Agreement and other related agreements with Home & Security, Home & Security agreed to indemnify us for liabilities related to the Home & Security business. There can be no assurance that the indemnity from Home & Security will be sufficient to protect us against the full amount of any such liabilities that may arise, or that Home & Security will be able to fully satisfy its indemnification obligations. The failure to receive amounts for which we are entitled to indemnification could adversely affect our results of operations, cash flows and financial condition.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1	Separation and Distribution Agreement, dated as of September 27, 2011, by and between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

3(i)	Restated Certificate of Incorporation of Beam Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

3(ii)	By-laws of Beam Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

10.1*	Success Bonus Agreement, dated as of September 8, 2011, between the Company and Bruce A. Carbonari.

10.2*	Success Bonus and Consulting Agreement, dated as of September 8, 2011, between the Company and Craig P. Omtvedt.

10.3	Indemnification Agreement, dated as of September 14, 2011, between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-9076).

10.4	Tax Allocation Agreement, dated as of September 28, 2011, between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.5	Employee Matters Agreement, dated as of September 28, 2011, between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM INC.
(Registrant)

Date: November 9, 2011	/s/ Robert F. Probst
Robert F. Probst
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)