Form 10-K
period 2011-12-31
BEAM INC
filed 2012-02-29
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-9076

Beam Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3295276
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

510 Lake Cook Road, Deerfield, IL 60015

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 948-8888

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2011 (the last day of our most recent second quarter) was $9,804,656,695. The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at January 31, 2012, was 156,720,910.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2012 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2012 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties and other factors. For a discussion of important factors that could cause our results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements, please refer to “Item 1. Business – Forward-Looking Statements,” “Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below.

Item 1.	Business.

Overview

Beam Inc. is a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, Scotch whisky, Canadian whisky, tequila, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails. Our portfolio includes several of the world’s top premium spirits brands and some of the industry’s fastest growing innovations. We use the terms “Beam,” “the Company,” “we,” “us” and “our” to refer to the business of Beam Inc. and its consolidated subsidiaries.

Our portfolio consists of brands we identify as Power Brands, Rising Stars, Local Jewels and Value Creators. The Power Brands are our core brand equities, with global reach in premium categories and large annual sales volume. Rising Stars are smaller premium brands in priority markets that we believe have excellent growth profiles that receive substantial brand investment to drive expansion. Brands identified as Local Jewels act as Power Brands in local markets. Value Creators include a variety of brands competing across multiple categories. Our Power Brands and Rising Stars, which are the focus of our brand investment, are listed below.

Power Brands:	Jim Beam Bourbon, Maker’s Mark Bourbon, Sauza Tequila, Courvoisier Cognac, Canadian Club Whisky and Teacher’s Scotch

Rising Stars:	Laphroaig Scotch, Knob Creek Bourbon, Basil Hayden’s Bourbon, Kilbeggan Irish Whiskey, Cruzan Rum, Hornitos Tequila, EFFEN Vodka, Pucker Vodka, Skinnygirl Cocktails, and Sourz Liqueurs

The principal markets for our spirits products are North America, Australia and Europe, and we continue to invest in emerging markets such as India, Brazil, Russia, Central Europe, Asia, and other geographies. We operate our business on the basis of geographical regions, consisting of North America, Europe/Middle East/Africa (EMEA), and Asia-Pacific/South America (APSA). Approximately 50% of our net sales are to markets outside the United States.

Our spirits products are primarily sold through direct sales forces to distributors. We also sell spirits products through joint ventures with The Edrington Group Ltd., as well as through third-party distributors and global or regional duty free customers.

Separation Transactions

On December 8, 2010, Beam (then known as Fortune Brands, Inc.) announced that its Board of Directors approved in principle a separation of the Company’s three business segments. The announced plan included the tax-free spin-off of the Home & Security business (“Home & Security”) into an independent publicly-traded company and the sale or tax-free spin-off of the Golf business (the “Golf business”) with the continuation of Beam as an independent publicly-traded pure-play spirits company. The Company concluded that the separation of the three businesses would significantly enhance each business’s long-term growth and return prospects and offer substantially greater total long-term value to shareholders. On July 29, 2011, the Company completed the sale of the Golf business to a company formed by Fila Korea Ltd. and Mirae Asset Private Equity of Korea. On October 3, 2011, the Company completed the spin-off of Home & Security by distributing 100% of the outstanding shares of common stock of Home & Security to holders of the Company’s common stock (the “Spin-Off”). Following the completion of the Spin-Off, the Company changed its name from Fortune Brands, Inc. to Beam Inc. The sale of the Golf business and the Spin-Off are together referred to in this Form 10-K as the “Separation Transactions.”

By separating the three businesses, the Company believes it has significantly enhanced each business’s long-term growth and return prospects, as well as offered substantially greater total long-term value to stockholders. Refer to Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information on the Separation Transactions.

Strategy

We strive to enhance shareholder value by executing our Vision Into Action strategy, including:

•	profitably building our core distilled spirits brands to drive sales and earnings growth and enhance returns on a long-term basis; and

•	positioning our brands to outperform their respective markets by:

•	Creating Famous Brands

•	Building Winning Markets

•	Fueling Our Growth

We seek to “Create Famous Brands” by building our core brand equities, principally for our Power Brands and Rising Stars. To strengthen our brands and their connection with consumers, we invest in impactful communications, such as television advertising, digital and print media, and local market in-store marketing. We also seek to create profitable growth through product innovation, expanded category participation, speed to market and synergy-driven acquisitions.

We seek to “Build Winning Markets” through effective distribution and enhancing the presence of our brands, particularly in key markets. We amplify our scale in select markets by aligning with key strategic partners, such as Coca-Cola Amatil in Australia and The Edrington Group in more than 20 global markets. These alliances complement our distribution in other key markets, including our strong U.S. sales organization and performance-based contracts with partners such as Southern Wine & Spirits in the U.S. and our company-owned distribution in markets such as Germany and India.

We seek to “Fuel Our Growth” by optimizing our supply chains, designing products to maximize value for money for consumers, exercising disciplined capital and cost management, and building an effective and efficient organization. We believe that we promote organizational excellence by developing a winning culture with highly engaged employees.

Acquisitions and Divestitures

While our first priority is internal growth, we also strive to enhance shareholder value through acquisitions and divestitures, joint ventures, alliances, share repurchases, and other strategic alternatives. With an empowered and accountable regional organizational structure focused on leveraging our broad portfolio of brands and distribution assets to outperform our market, we believe we achieve a “scale with agility” that is a source of competitive advantage. In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. In January 2012, we completed the acquisition of Cooley Distillery plc, an award-winning independent Irish whiskey producer. Through these two transactions, we entered into two of the industry’s fastest growing categories, leveraging our global distribution network and supply chain.

Our other acquisitions and divestitures completed in recent years include the following:

•	In 2010, we sold certain non-strategic German spirits brands and related assets (August) and sold the Cockburn’s port brand and inventory (December) for aggregate proceeds of $49.2 million.

•	In June 2009, we acquired the EFFEN super-premium vodka brand and related assets from the Sazerac Company, Inc. and sold the Old Taylor whiskey brand and assets to Sazerac.

•

In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% of the interests in seven subsidiaries of Maxxium Worldwide B.V., our former international spirits sales distribution joint venture. In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five Maxxium joint venture entities.

On an ongoing basis, we review our portfolio of brands and evaluate options for increasing shareholder value. In addition to acquisitions and divestitures, we consider other corporate strategies intended to enhance shareholder value, including share repurchases and changes to our dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect thereof might be upon the Company’s results of operations, cash flows or financial condition.

Segments

Our three reportable segments are the geographic regions of North America, EMEA and APSA. Each segment is engaged in the manufacture and sale of distilled spirits products. Approximately 50% of our consolidated net sales were generated in the U.S. (based on country of destination) in the year ended December 31, 2011. For additional financial information by segment, refer to Note 22, Segment Information, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report. For a description of the risks attendant to operating outside the United States, see Item 1A — Risk Factors.

Trademarks

We sell our products under a number of trademarks, brand names and trade names that are important to our continued success. We own most of our key trademarks, including the trademarks for each of our Power Brands, but we also use trademarks under long-term licenses for brands such as DeKuyper (the #1 cordials line in the U.S.), which is produced and sold in the U.S. and Mexico under a license of unlimited duration. Our business could be adversely affected by the loss of any major brand or by material infringement of our intellectual property rights. We are also subject to intellectual property risks because existing trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products from infringement by others.

Seasonality

The peak season for our business is the fourth calendar quarter due to holiday buying, modestly benefiting fourth quarter margins. Approximately 28%, 30%, and 31% of our net sales for the fiscal years ended December 31, 2011, 2010, and 2009, respectively, were in the fourth quarter.

Customers and Distributors

Our spirits products are primarily sold through direct sales forces to distributors. In addition, we sell spirits products through our joint ventures with The Edrington Group and global or regional duty free customers. We also sell our products through governmental liquor authorities in jurisdictions where aspects of the purchase and distribution of alcoholic beverages are under government control. Examples of such authorities are the eighteen “control” states (and one county) in the United States and the Liquor Control Boards in Canada. In each of the years ended December 31, 2011, 2010, and 2009, the Company’s 50% owned joint ventures with The Edrington Group and Southern Wine & Spirits accounted in the aggregate for approximately 30% of our total sales.

Competition

The global distilled spirits industry is very competitive. Based on volume information from independent industry statistical sources, we are the fourth largest premium spirits company in the world (the largest U.S. based) as well as the second largest in the U.S. We compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. While the industry is highly fragmented, major competitors include Brown-Forman Corporation, Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Davide Campari Milano-S.p.A., Rémy Cointreau S.A., and Constellation Brands, Inc.

Raw Materials and Other Supplies

The principal raw materials for the production, storage and aging of distilled products are primarily corn and other grains for whiskies and other spirits, agave for tequila, molasses for rum, grapes for cognac and fortified wines, new or used oak barrels, plastic and glass for bottles. These materials are generally readily available from a number of sources, except that new oak barrels are available from only a few sources. Beam has a long-term supply agreement with a third-party supplier for the purchase of new oak barrels. This agreement requires a minimum of three years’ notice prior to termination. In addition, we purchase barrels from two other suppliers on a year-to-year basis pursuant to purchase orders. We purchase grains, malts, and grapes primarily from independent growers under long-term supply contracts or on the spot market and we grow our own agave supply. From time to time, these raw materials are affected by weather and other forces that may impact production and quality.

Inventory

Because whiskeys/whiskies, cognacs, brandies, rum and some tequila varieties are aged for various periods (generally from three to ten years for whiskies, for example), we maintain substantial inventories of maturing product in warehouse facilities. Production of maturing inventory is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, we may, from time to time, purchase or sell maturing spirits to manage estimated future demand.

Regulatory Environment

The production, storage, transportation, distribution and sale of our products are subject to regulation by federal, state, local and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits and fortified wines in whole or in part.

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the U.S. spirits industry with respect to production, blending, bottling, sales, advertising, and transportation of industry products. Also, each state in the United States regulates the advertising, promotion, transportation, sale, and distribution of such products.

In many of the key markets for our business, distilled spirits are subject to federal excise taxes and/or customs duties, as well as state/provincial, local and other taxes. Beverage alcohol sales could be adversely impacted by increases to excise tax rates, which are considered from time to time by U.S. states and municipalities and in other key markets for our business. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on our business, financial condition and results of operations.

Environmental Matters

The Company is subject to both U.S. and international laws and regulations relating to the protection of the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund (the environmental program established in the Comprehensive Environmental Response, Compensation, and Liability Act to address abandoned hazardous waste sites), which imposes joint and severable liability on each potentially responsible party. Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Refer to Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information about pending environmental matters.

Employees

As of December 31, 2011, the Company and its subsidiaries had approximately 3,200 employees, of which approximately 1,500 were based in the United States. Approximately 38% of our employees are covered by collective bargaining agreements, of which approximately 36% are subject to agreements that will expire within one year from the filing date of this Form 10-K. We believe our employee relations are good.

Additional Company Information

The Company was incorporated under the laws of Delaware in 1985 and conducted no business until 1986. American Brands, Inc., a New Jersey corporation organized in 1904 (“American New Jersey”), was merged into The American Tobacco Company on December 31, 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to the Company. In addition, the Company assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. On May 30, 1997, the Company’s name was changed from American Brands, Inc. to Fortune Brands, Inc. Following the Spin-Off on October 3, 2011, the Company became a standalone spirits company under the name Beam Inc.

The Company’s website address is www.beamglobal.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Principles, Code of Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Charters for the Committees of our Board of Directors and other information related to the Company.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results, or states our intentions, beliefs and expectations or predictions for the future. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “targets,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will,” “seeks,” “strives” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions and credit market instability, particularly in Europe;

•	competitive market pressures (including pricing pressures);

•	changes in consumer preferences and trends;

•	risks pertaining to strategic acquisitions, joint ventures, and alliances, particularly financial and integration risks;

•	commodity and energy price volatility;

•	risks associated with doing business outside the United States, including currency exchange rate risks;

•	inability to attract and retain qualified personnel;

•	the impact of excise tax increases and customs duties on distilled spirits or changes to government financial incentives;

•	dependence on performance of distributors and other marketing arrangements;

•	customer defaults and related bad debt expense;

•	any possible downgrades of the Company’s credit ratings;

•	costs of certain employee and retiree benefits and returns on pension assets;

•	tax law changes and/or interpretation of existing tax laws;

•	potential liabilities, costs and uncertainties of litigation;

•	ability to secure and maintain rights to trademarks and tradenames;

•	impairment in the carrying value of goodwill or other acquired intangible assets;

•	disruptions at production facilities;

•	risks related to the Home & Security Spin-Off; and

•	other risks and uncertainties detailed from time to time in the Company’s SEC filings.

Further information about factors that could materially affect Beam, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of this report.

Item 1A.	Risk Factors.

We believe that the following risks and uncertainties may be material to our business. Additional risks and uncertainties that we currently consider to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, results of operations, cash flows, and financial condition could be materially and adversely impacted.

Current global economic challenges may continue and a recovery may be slow or reverse, adversely impacting our results of operations, cash flows and financial condition.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. There are presently significant challenges in the global economy, including high unemployment rates, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. In addition, instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, may continue to put pressure on global economic conditions. As a result, consumers’ increased price consciousness may endure, which may affect consumers’ willingness to pay for premium brands as well as the overall level of spirits consumption, particularly in bars, restaurants, nightclubs and other public environments where consumers drink spirits. Furthermore, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we provide to customers and otherwise adversely impact our results of operations, cash flows and financial condition. A prolonged global economic stagnation may impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations, pay dividends, complete acquisitions and repurchase shares in the future.

Demand for our spirits products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in travel, vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits products or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. In addition, concerns about health issues relating to alcohol consumption, dietary effects, regulatory action or any litigation against companies in the industry may have an adverse effect on our business. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful. In addition, global economic conditions or market trends could cause consumer preferences to trend away from our premium spirits brands and categories toward lower cost alternatives, which may also adversely impact our results of operations and cash flows.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, both of which could adversely affect our sales and profitability. Further, while we believe that our scale, portfolio breadth and entrepreneurial organization relative to that of our competitors gives us the ability to outperform our market, we nevertheless face a risk that a continuing consolidation of the large distilled spirits companies could cause us to experience competitive disadvantages. Our inability to manage these and other competitive factors successfully could adversely affect our results of operations, cash flows and financial condition.

Risks associated with our strategic acquisitions, joint ventures, and alliances could adversely affect our business.

We continue to consider acquisitions, joint ventures, and alliances as a means of enhancing shareowner value. Acquisitions and joint ventures involve risks and uncertainties, including:

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

We are exposed to risks associated with commodity price volatility arising from supply conditions, geopolitical and economic variables, weather, and other unpredictable external factors. We buy commodities such as corn and other grains, molasses, grapes, glass and plastic for the production, packaging and distribution of our products. We also grow agave plants for tequila production. Availability, increases and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing and transporting our products, could increase the manufacturing and distribution costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and pricing adjustments, there is no assurance that we will be able to offset such cost increases in the future.

If we are unable to effectively manage organizational productivity and global supply chain efficiency and flexibility, then our business could be adversely affected.

We need to continually evaluate our organizational productivity and global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and are able to respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, increased competition could still cause us to realize lower operating margins and profitability.

We manufacture, source and sell many products internationally and are exposed to risks associated with doing business globally.

We manufacture, source or sell our products in the United States, Europe, Australia, Canada, Mexico, India, Brazil, Russia and other countries. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws and governmental regulations and policies in many countries outside the United States. We are also subject to U.S. laws affecting the activities of U.S. companies abroad, including tax laws, anti-corruption laws and laws regarding the enforcement of contract and intellectual property rights. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these factors and other matters affecting U.S. companies with global operations.

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

We have a number of distribution, supply, manufacturing and license agreements for our spirits products. These agreements vary depending on the particular brand, but tend to be for a fixed number of years. There can be no assurance that we will be able to renew these agreements on favorable terms or that these agreements will not be terminated. Termination of these agreements or failure to renew these agreements on favorable terms could have a negative affect on our results of operations and financial condition.

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

Our business is subject to extensive domestic and international regulatory requirements regarding distribution, production, labeling, and marketing. Changes to regulation of the beverage alcohol industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our business. In addition, we face government regulations pertaining to the health and safety of our employees and our consumers as well as regulations addressing the impact of our business on the environment, domestically as well as internationally. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions could adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely comply with such regulations could adversely impact our competitive position.

Changes in excise taxes, incentives and customs duties related to distilled spirits could adversely affect our business.

Distilled spirits are subject to excise taxation in many markets at the federal, state and/or local level. Any increase in federal, state or local excise taxes could have an adverse effect on our business by increasing prices and reducing demand, particularly if excise tax levels increase substantially relative to those for beer and wine. For example, in April 2008 the Australian government increased excise taxes specifically on ready-to-drink spirits products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Jim Beam and Cola and other pre-mixed products. We are also the recipient of certain U.S. governmental economic development incentives in connection with our manufacture of rum. The amount and availability of these incentives in future periods cannot be assured. Any reduction in incentives would have an adverse effect on our business by increasing production costs. In addition, distilled spirits products are the subject of customs duties in many countries around the world. An unanticipated increase in customs duties in the markets where we sell our products could also adversely affect our results of operations and cash flows.

Downgrades of our credit ratings could adversely affect our business.

A downgrade of our credit rating by Moody’s, Standard & Poor’s or Fitch could result in an increase to our interest expense and cost of capital and impact our future ability to access credit, particularly if the downgrade were to a non-investment grade rating. Downgrades of our credit ratings would also adversely affect the fair value and marketability of our outstanding debt. In addition, a downgrade could weaken operating cash flow and liquidity, potentially adversely impacting our ability to pay dividends, fund acquisitions and repurchase shares.

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

We are subject to income taxation in the U.S. as well as internationally. It is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that our recorded tax estimates are reasonable and appropriate, there are inherent uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the timing of ultimate tax audit settlement. In addition, it is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision.

Potential liabilities and costs from litigation and other legal proceedings could adversely affect our business.

From time to time we are subject to various lawsuits, claims, disputes and investigations in the normal conduct of our operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. It is possible that some of the actions could be decided unfavorably and could adversely affect our results of operations, cash flows or financial condition. In addition, because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations and cash flows.

Numerous legal actions are pending in various jurisdictions against leading tobacco manufacturers based upon allegations that cancer and other ailments have resulted from tobacco use. The Company has been named in some of these actions relating to tobacco products made and sold by former subsidiaries. See Item 3 – Legal Proceedings. It is not possible to predict the outcome of pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Management believes that the Company has meritorious defenses, including the fact that the Company never made or sold tobacco, and the Company is indemnified for any losses. However, damages claimed in some of these cases range into the billions of dollars and, as a result, any failure of the indemnitor to satisfy its indemnification obligations could result in a material adverse affect on the Company.

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that this report contains material information necessary to make an informed assessment of our assets and liabilities, financial position, profits and losses and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future. This is particularly true in light of the significant changes to the Company’s business and operations following the Separation Transactions during 2011.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date, net of any cumulative impairments. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date, net of impairments and accumulated amortization. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. For example, in connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2011, we recorded impairment charges of $31.3 million to adjust the Larios and DYC tradenames to fair value. Events and conditions that could result in future impairments include a change in expected global consumer spending and timing of the recovery from the global recession, and decreases in market growth rates in certain categories in our business, among others. In addition, future impairment could be caused by changes in competition, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and stockholders’ equity could be adversely affected.

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

At the time of the Spin-Off of Home & Security, our board of directors, after consultation with independent financial and legal advisors, believed that the Spin-Off would allow the Company to achieve the benefit of focus, result in enhanced long-term growth and return prospects, and offer greater total long-term value to stockholders. There is no assurance that these long-term benefits will be realized. Furthermore, while we believe that the Spin-Off will qualify as tax-free under Section 355 of the U.S. Internal Revenue Code, and we received a private letter ruling from the IRS substantially to that effect, it is not a certainty. Both the Company and our stockholders could incur significant U.S. federal income tax liabilities if taxing authorities conclude that the Spin-Off distribution is taxable.

Indemnification agreements with Home & Security and other divested businesses may not fully protect us against certain liabilities.

In connection with the Spin-Off, Home & Security agreed to indemnify us for any losses relating to the conduct of the Home & Security business. We have entered into similar agreements with other divested businesses. There can be no assurance that the indemnity agreements will be sufficient to protect us against the full amount of any liabilities that may arise, or that the indemnitors will be able to fully satisfy their indemnification obligations. The failure to receive amounts for which we are entitled to indemnification could adversely affect our results of operations, cash flows and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases its principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries as of December 31, 2011:

	Owned	Leased
Production and Warehouse Facilities:
Canada	6	—
France	8	—
India	1	9
Mexico	3	6
Spain	11	—
U.K.	3	—
U.S. – Kentucky	13	2
U.S. Virgin Islands	3	—

Total	48	17

Distribution Facilities:
Germany (EMEA)	—	1
India (APSA)	—	9
Spain (EMEA)	1	—

Total	1	10
Total	49	27

The production and warehouse facilities listed above support the operations of each of our segments. In addition to the leased property located in Deerfield, Illinois, the Company also leases properties located in Australia, India, Mexico, and Spain related to corporate and administrative functions.

We are of the opinion that the properties are suitable for our business and have production capacities adequate to meet the needs of our business.

Item 3.	Legal Proceedings.

Tobacco Litigation

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (now known as Brown & Williamson Holding, Inc.) (B&W). In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement (the Indemnification Agreement), to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

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

It is not possible to predict the outcome of the pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses, and because the Company is indemnified under the Indemnification Agreement.

On September 14, 2011, in connection with the Spin-Off, the Company agreed to indemnify Home & Security for any losses arising from smoking and health or fire-safe cigarette matters relating to the tobacco business of any of the Company’s predecessors or former subsidiaries.

Pending Cases

As of February 1, 2012, there were five smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with five cases reported in our Annual Report on Form 10-K for the year ended December 31, 2010. As of February 1, 2012, there were no purported smoking and health class actions or health care recovery actions pending against the Company. For a list of pending cases, see Exhibit 99 to this Annual Report on Form 10-K.

Terminated Cases

There were no tobacco-related cases terminated in 2011 in which the Company was named as one of the defendants.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of February 1, 2012, B&W and/or R.J. Reynolds Tobacco Company had been served in over 6,500 pending cases (the “Engle progeny cases”), 56 of which have been tried to verdict and 38 of which resulted in adverse judgments against tobacco companies. Of those 38 adverse judgments, 30 resulted in adverse judgments against the Indemnitor. The Indemnitor is appealing 27 of these adverse judgments and, as of February 1, 2012, the Indemnitor’s time to file an appeal from the other three of these adverse judgments had not yet expired. Twenty-three of these appeals remained pending as of February 1, 2012. In each of the four appeals that were decided, the Florida intermediate appellate courts affirmed final judgments in favor of plaintiffs. On December 16, 2011, the Indemnitor petitioned the United States Supreme Court for writ of certiorari in these four appeals. These certiorari petitions remain pending. The Company is not a party to any of the Engle progeny cases.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including the Indemnitor and B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. On August 17, 2006, the Court issued a final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The District Court issued an order on December 22, 2010, on consent of the parties, ruling that B&W is no longer subject to the injunctive remedies in the case. These remedies are still being litigated in the District Court.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On September 28, 2011, after several years of appellate proceedings, the Supreme Court of Illinois remanded the case to the trial court for further proceedings. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed or are otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard or Turner litigation.

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

Other Legal Proceedings

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these actions and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 4A.	Executive Officers of the Registrant.

The name, present position and offices with the Company, principal occupations during the past five years and age of each of the Company’s present executive officers are set forth below. References to “Beam Global Spirits & Wine, Inc.” are to the spirits operating segment of Fortune Brands, Inc. prior to the Spin-Off on October 3, 2011.

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Matthew J. Shattock	President and Chief Executive Officer of the Company since October 2011; President and Chief Executive Officer of Beam Global Spirits & Wine, Inc. from March 2009 to October 2011; Region President of Cadbury Plc, a confectionary company, from 2003 to 2008.	49

Robert F. Probst	Senior Vice President and Chief Financial Officer since October 2011; Senior Vice President and Chief Financial Officer of Beam Global Spirits & Wine, Inc. from September 2008 to October 2011; Vice President Finance at Baxter International Inc., a global diversified healthcare company, from January 2005 to September 2008 where he was a divisional chief financial officer responsible for financial services, strategic planning and business development.	44

William A. Newlands	Senior Vice President and President, North America since October 2011; Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011; Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010; President of Beam Wine Estates from July 2005 to February 2008.	53

Albert Baladi	Senior Vice President and President, Europe/Middle East/Africa since October 2011; Senior Vice President and President, Europe/Middle East/Africa of Beam Global Spirits & Wine, Inc. from March 2011 to October 2011; Managing Director, South Pacific of YUM! Restaurants International, a division of YUM! Brands, Inc., the world’s largest quickserve restaurant company, from January 2008 to February 2011, where he led the business in Australia and New Zealand; Chief Operations and Development Officer of YUM! Restaurants International, from May 2007 to December 2007, where he led the operations and development functions with primary responsibility over goals and strategies; General Manager at Pepsi-Lipton International, a beverage products joint venture, from January 2004 to April 2007, where he developed and managed business strategy.	47

Philip A. Baldock	Senior Vice President and President, Asia-Pacific/South America since October 2011; Senior Vice President and President, Asia-Pacific/South America of Beam Global Spirits & Wine, Inc. from November 2010 to October 2011; Managing Director, Asia-Pacific Region of Beam Global Spirits & Wine, Inc. from January 2005 to November 2010.	51

Donard P. Gaynor	Senior Vice President Corporate Development since October 2011; Senior Vice President Corporate Development of Beam Global Spirits & Wine, Inc. from January 2011 to October 2011; Senior Vice President and Managing Director, International of Beam Global Spirits & Wine, Inc. from September 2003 to December 2010.	55

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Kevin B. George	Senior Vice President and Chief Marketing Officer since October 2011; Senior Vice President and Chief Marketing Officer of Beam Global Spirits & Wine, Inc. from September 2009 to October 2011; Vice President and General Manager, Unilever N.V., one of the world’s leading suppliers of fast-moving consumer goods, from August 2006 to September 2009, where he managed one of Unilever’s three U.S. business units.	45

Ian Gourlay	Senior Vice President Global Operations and Supply Chain since October 2011; Senior Vice President Global Operations and Supply Chain of Beam Global Spirits & Wine, Inc. from September 2005 to October 2011.	56

C. Clarkson Hine	Senior Vice President – Corporate Communications and Public Affairs since October 2011; Vice President – Corporate Communications and Public Affairs from January 2009 to October 2011; Vice President – Corporate Communications from September 1999 to January 2009.	48

Mindy Mackenzie	Senior Vice President and Chief Human Resources Officer since October 2011; Senior Vice President Human Resources of Beam Global Spirits & Wine, Inc. from January 2010 to October 2011; Vice President Human Resources and Communications APAC of Campbell Soup Company, a global manufacturer of branded convenience food products, from January 2008 to December 2010, where she directed all regional human resources and communication programs; Vice President, Corporate Human Resources of Campbell Soup Company from June 2006 to December 2007, where she provided global human resources support.	41

Kenton R. Rose	Senior Vice President, General Counsel and Chief Administrative Officer and Secretary since October 2011; Senior Vice President, General Counsel and Chief Administrative Officer of Beam Global Spirits & Wine, Inc. from October 2001 to October 2011.	54

Leo A. Mierzwicki	Vice President and Global Controller since October 2011; Vice President, Controller of Beam Global Spirits & Wine, Inc. from May 2009 to October 2011; Assistant Controller of Trane Inc. (f/k/a American Standard Co.), a global manufacturer of heating, ventilation and air conditioning equipment, from July 2007 to September 2008, where he was responsible for controllership and financial planning and analysis; Chief Financial Officer of Liberty Lane Partners, a private equity investment firm, from January 2007 to June 2007, where he directed finance and reporting matters.	42

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Composite Common Stock Prices and Common Stock Cash Dividend Payments

	2011					2010
	High		Low		Dividend Per Share of Common Stock	High	Low	Dividend per Share of Common Stock
First Quarter	$63.51		$58.89		$0.19	$50.08	$39.84	$0.19
Second Quarter	65.48		61.62		0.19	55.68	39.09	0.19
Third Quarter	65.42		50.88		0.19	50.39	37.05	0.19
Fourth Quarter	54.49	(1)	42.30	(1)	0.19	63.51	49.02	0.19

Total					$0.76			$0.76

(1)	On October 3, 2011, we completed the Spin-Off by paying a pro rata dividend of one share of Home & Security common stock for each share of our common stock held on September 20, 2011, the record date for the Spin-Off. On October 3, 2011, the last trading day before the Spin-Off became effective, the closing price of our common stock, trading “regular way” (that is, with an entitlement to shares of Home & Security common stock distributed in the Spin-Off), was $54.20. On October 4, 2011, the first day of trading after the Spin-Off, the opening price of our common stock was $43.55 per share and the opening price of Home & Security common stock was $12.19 per share.

The Company’s common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On January 27, 2012, we announced that our board of directors approved an 8% increase in the dividend on the Company’s common stock. Beginning with the payment date of March 1, 2012, the dividend will increase 6 cents per share to an annual rate of $0.82 (payable 20.5 cents per quarter) from $0.76 per share (19 cents per quarter). We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section entitled “Item 1A. Risk Factors.”

On January 31, 2012, there were 16,938 record holders of the Company’s common stock, par value $3.125 per share.

Stock Performance Graph

The graph below compares the cumulative total shareholder return of the Company’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index, the former Fortune Brands peer group and the new Beam Inc. peer group (described below). The former Fortune Brands peer group is presented to provide a meaningful comparison of Beam’s stock performance relative to its peers during the periods prior to the Separation Transactions. On October 3, 2011, Beam Inc. spun-off its entire interest in Fortune Brands Home & Security, Inc. to its stockholders. The Spin-Off is treated as a special dividend for the purposes of calculating total shareholder return, with the then current market value of the distributed shares being deemed to have been reinvested on the Spin-Off date in shares of Beam Inc. A vertical line is included on the graph below to separate periods that include the combined Fortune Brands businesses from periods that only include the standalone Beam Inc. spirits business (October 3, 2011).

BEAM INC. TOTAL SHAREHOLDER RETURNS

(With Dividend Reinvestment)

The foregoing performance graph is being furnished as part of this Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

The weighted average total return for Beam Inc. common stock and the three indices is calculated from an assumed initial investment of $100 and assumes dividend reinvestment, including the impact of the distribution of Home & Security common stock in the Spin-Off.

New Beam Peer Group

The new Beam peer group is the Dow Jones Food & Beverage Titans 30 Index, a published index that represents leading companies in the global food and beverage sector based on market capitalization, revenue, and net profit.

Former Fortune Brands, Inc. Peer Group

The former Fortune Brands, Inc. peer group was comprised of the following publicly traded companies in industries corresponding to the three businesses of Fortune Brands, Inc. prior to the Separation Transactions:

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

(3)	each segment’s weighted average total return is then weighted based on the percentage of sales, excluding excise taxes, as required by SEC regulations, of that segment of the Company for the year, as compared with total Company sales, excluding excise taxes, and the sum of such weighted returns results in a weighted average total return for the entire peer group.

Item 6.	Selected Financial Data.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Reclassifications

We changed our presentation of excise taxes from a gross basis (included in sales and cost of goods sold) to a net basis in 2011. Financial information for prior periods has been reclassified to conform to the current year presentation.

We completed the sale of our Golf business and the spin-off of our Home & Security business in 2011. The operating results of those businesses are reported as discontinued operations for all periods presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies—Changes in Basis of Presentation and Accounting, of the Notes to the Consolidated Financial Statements.

(In millions, except per share amounts)	For the year ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data
Sales (a)	$2,871.7	$2,665.9	$2,469.6	$2,480.9	$2,606.8
Less: excise taxes	(560.6)	(571.0)	(489.3)	(503.8)	(510.9)

Net sales (a)	2,311.1	2,094.9	1,980.3	1,977.1	2,095.9
Cost of goods sold (b)	987.8	865.0	782.7	791.5	831.7

Gross profit	1,323.3	1,229.9	1,197.6	1,185.6	1,264.2
Advertising and marketing expense	358.7	307.6	275.7	331.3	341.2
Selling, general and administrative expense (c) (d)	430.0	416.1	384.2	292.6	247.8
Amortization of intangible assets	16.3	16.3	17.3	16.4	12.7
Business separation costs	83.8	2.3	—	—	—
Restructuring charges	7.7	15.4	28.8	32.3	2.6
Asset impairment charges	31.3	—	92.5	27.2	—
Loss (gain) on sale of brands and related assets	—	16.0	—	—	(45.6)

Operating income	395.5	456.2	399.1	485.8	705.5
Interest expense	117.4	143.7	143.6	139.8	169.4
Loss on early extinguishment of debt	149.2	—	—	—	—
Other (income) expense (e)	(40.4)	(33.2)	7.5	(279.9)	(35.2)

Income from continuing operations	169.3	345.7	248.0	625.9	571.3
Income taxes	36.0	36.2	13.3	120.5	137.8

Income from continuing operations, net of tax	133.3	309.5	234.7	505.4	433.5
Earnings per common share – continuing operations
Basic	$0.86	$2.03	$1.56	$3.80	$2.72
Diluted	$0.85	$2.01	$1.55	$3.76	$2.66
Weighted-average common shares outstanding
Basic	154.6	152.4	150.3	151.7	153.1
Diluted	157.8	154.3	151.8	153.7	156.5
Cash Flow Data
Cash dividends declared per share of common stock	$0.76	$0.76	$1.01	$1.72	$1.62

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Total assets	$7,491.8	$12,674.0	$12,370.6	$12,091.9	$13,956.9
Total assets (net of assets of discontinued operations)	7,491.8	8,262.2	7,903.0	7,370.1	8,135.5
Short-term debt (f)	28.4	611.4	39.9	17.9	411.9
Long-term debt	1,902.1	3,620.6	4,389.4	4,664.7	3,913.9

(a)	Includes $46.3 million benefit in 2011 associated with transition to our new long-term distribution agreement in Australia.

(b)	Includes $22.7 million in 2011 related to the Australia distribution agreement transition and restructuring-related charges of $15.6 million, $3.6 million, and $0.6 million in 2011, 2010, and 2009, respectively, primarily related to restructuring activities discussed in Note 7, Restructuring and Other Charges, of the Notes to the Consolidated Financial Statements.

(c)	Includes $28 million of acquisition-related contingent consideration in 2011. Refer to Note 2, Acquisitions and Dispositions, of the Notes to the Consolidated Financial Statements for more information.

(d)	Includes restructuring-related charges of $0.9 million, $6.9 million, and $4.6 million in 2011, 2010, and 2009, respectively, primarily related to restructuring activities discussed in Note 7, Restructuring and Other Charges, of the Notes to the Consolidated Financial Statements.

(e)	Includes nontaxable income tax indemnification payments related to foreign tax jurisdictions for periods prior to our acquisitions of the businesses of $27 million in 2011 and $37 million in 2010.

(f)	Includes notes payables and current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the “Disclosure Regarding Forward-Looking Statements” section in Part I, Item 1 of this report and the “Risk Factors” section in Part I, Item 1A of this report.

We use the terms “Beam,” “the Company,” “we,” “us,” and “our” to refer to the business of Beam Inc. and its subsidiaries.

EXECUTIVE SUMMARY

We are a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, Scotch whisky, Canadian whisky, tequila, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails. Our portfolio includes several of the world’s top premium spirits brands and some of the industry’s fastest growing innovations.

Separation Transactions

On December 8, 2010, Beam (then known as Fortune Brands, Inc.) announced that the Board of Directors approved in principle a separation of the Company’s three business segments. The announced plan included the tax-free spin-off of the home and security products business and the sale or tax-free spin-off of the golf business with the continuation of Beam as an independent publicly-traded pure-play spirits company. The Company concluded that the separation of the three businesses would significantly enhance each business’s long-term growth and return prospects and offer substantially greater total long-term value to shareholders.

On July 29, 2011, we completed the sale of the Acushnet Company golf business (the “Golf business”) to a company formed by Fila Korea Ltd. and Mirae Asset Private Equity of Korea. On October 3, 2011, we completed the spin-off of Fortune Brands Home & Security, Inc. (“Home & Security”) by distributing 100% of the outstanding shares of common stock of Home & Security to holders of our common stock (the “Spin-Off”). The sale of the Golf business and the Spin-Off are together referred to in this Form 10-K as the “Separation Transactions.” Both the Golf business and Home & Security have been reported as discontinued operations for all periods presented.

Upon completion of the Spin-Off, we changed our name from Fortune Brands, Inc. to Beam Inc. and began trading on the NYSE under the ticker “BEAM” on October 4, 2011.

Operating Segments

Following the Separation Transactions, our operating segments, based on the internal, regional organization used by management for making operating decisions and assessing performance, are as follows:

Segment	Key Countries/Markets

North America	United States, Canada and Mexico

EMEA (Europe/Middle East/Africa)	Spain, United Kingdom, Germany, Russia, Turkey, Ireland, Italy, Hungary, Czech Republic, Romania, South Africa, North America Duty Free and Europe Travel Retail

APSA (Asia-Pacific/South America)	Australia, New Zealand, South East Asia, China, Brazil, India, South Korea and Japan

Each operating segment derives revenues from the sale of distilled spirits.

Financial Impact of Separation Transactions and Other Matters

Certain items had a significant impact on our financial results in 2011, 2010 and 2009. These include the impact of the Separation Transactions, changes in foreign currency exchange rates, acquisition and disposition-related items, restructuring and other related charges and income tax related matters.

In 2011, our financial results included the following:

•

Business separation costs of $83.8 million ($67.6 million net of tax or $0.43 per share) incurred in connection with the Separation Transactions, principally transaction and professional advisory fees, severance and other employee related costs;

•

Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure through the Spin-Off (October 3, 2011) of $60.5 million ($38.1 million net of tax or $0.24 per share);

•	Acquisition related contingent consideration of $28 million ($17.4 million net of tax, or $0.11 per share) recorded based on the actual and forecasted performance of the business acquired in 2011;

•

Restructuring and other related charges of $25.4 million ($16.0 million net of tax or $0.10 per share) primarily related to a facility consolidation and other supply chain and distribution cost reduction initiatives in North America as well as other organizational streamlining initiatives;

•

Higher net sales of $46.3 million and operating income of $23.6 million ($16.5 million net of tax or $0.10 per share) related to the one-time sale of product recorded in connection with our transition to a new long-term distribution agreement in Australia;

•	A favorable impact of foreign exchange compared to 2010 of $64 million on net sales and $16 million on operating income ($11 million net of tax or $0.07 per share);

•	Asset impairment charges related to indefinite-lived trade names for Whisky DYC and Larios of $31.3 million ($21.9 million net of tax or $0.14 per share);

•

Other income benefited from a nontaxable distribution from our Maxxium investment of $10.2 million ($0.06 per share) and nontaxable income tax indemnification payments of $27 million ($0.17 per share) related to foreign tax jurisdictions for periods prior to our acquisitions of the businesses;

•	Loss on early extinguishment of debt of $149.2 million ($96.2 million net of tax or $0.61 per share);

•

Income tax expense was impacted by the tax effects of the significant items described above and the impact of tax assessments associated with the resolution of routine foreign and US income tax audit examinations, including an unfavorable $25.5 million related to Mexican tax audits and a favorable $19 million related to Germany tax audits.

In 2010, our financial results included the following:

•	A favorable impact of foreign exchange compared to 2009 of $11.2 million on net sales and $3.3 million on operating income;

•

Business separation costs of $2.3 million ($1.5 million net of tax or $0.01 per share) incurred in connection with the Separation Transactions principally for transaction and professional advisory fees;

•	Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure of $85.8 million ($55.4 million net of tax or $0.36 per share);

•

Restructuring and other related charges of $26 million ($16.7 million net of tax or $0.11 per share) primarily related to a facility consolidation and other supply chain and distribution cost reduction initiatives in North America as well as other organizational streamlining initiatives;

•

Lower net sales as a result of the sale of certain non-strategic spirits brands in Germany and the Cockburn’s port brand and a loss on the sale of such brands of $16 million ($19 million net of tax or $0.12 per share);

•	Other income benefited from nontaxable income tax indemnification payments of $37 million related to foreign tax jurisdictions for periods prior to our acquisitions of the business.

•

Income tax expense was impacted by the tax effects of the significant items described above and a favorable $46 million related to tax assessments associated with the resolution of routine foreign and US income tax audit examinations.

In 2009, our financial results included the following:

•

The incremental impact of the acquisitions on net sales ($106 million) of Cruzan rum and sales of third-party brands within distribution businesses acquired from Maxxium, our prior international spirits sales and distribution venture;

•	Restructuring and other related charges of $34 million ($22 million net of tax or $0.14 per share);

•	Asset impairment charges related to indefinite-live intangible tradenames in North America of $92.5 million ($66.8 million net of tax or $0.44 per share).

Business Outlook

We believe that the long-term demographic trends are favorable for the continued profitable growth of western premium spirits. We believe that the continued management and investment focus on the best growth and return opportunities, including innovation, advertising, and more effective routes to market, position us well for long-term growth. We expect our global spirits market to grow value in the range of 3% during 2012 supported by solid growth in mature markets such as the U.S. and double-digit growth in key emerging markets (such as Brazil, India, China and Russia).

Factors that could adversely affect future results in our business include macro-economic challenges and changes in market trends, competitive pricing and other activities, changes in foreign exchange rates, reductions in customer inventory levels, changes to government financial incentives, increases in commodity and energy prices, future increases in excise taxes and customs duties, continued consolidation in the distributor and retail tiers, increased regulatory enforcement, and potential impairment charges.

RESULTS OF OPERATIONS

The following discussion and analysis of our results from continuing operations for 2011 compared to 2010 and 2010 compared to 2009 addresses changes in net sales, operating expenses and income from continuing operations. We calculate foreign exchange translation effects by translating current year results at prior year exchange rates. Approximately 50 percent of our business is outside the U.S., therefore changes in foreign exchange rates (particularly the Australian dollar and the Euro) can have a significant impact on our reported results of operations when translated and presented in U.S. dollars.

Consolidated Results for 2011 Compared to 2010

Net sales

Net sales increased $216.2 million or 10% from $2.1 billion in 2010 to $2.3 billion in 2011. The increase in net sales was driven by an increase in volume of 3% as well as favorable product mix of 5%. Our Power Brands and Rising Stars brands grew 12% and 52%, respectively, reflecting strong growth at the premium end of our portfolio, achieved through a significant increase in advertising and marketing expense behind these brands as well as innovation in 2011. The remaining increase in net sales is attributed to favorable foreign currency exchange of 3% and the impact of a one-time sale of inventory related to transitioning to our new long-term distribution agreement in Australia of 2%, partially offset by the combination of the ongoing impact of our Australia distributor agreement and the net impact of acquisitions and divestitures (primarily due to the sale of non-strategic German spirits brands and inventories and the Cockburn’s port business in 2010) of 3%. In 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. Under the new agreement, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

Cost of goods sold

Cost of goods sold increased $122.8 million or 14% from $865 million in 2010 to $988 million in 2011. Cost of goods sold increased 10% primarily due to higher sales, start-up costs associated with new products, an increase in commodities (including corn, rye and other grains) and other raw material costs of approximately $20 million, partially offset by the favorable impact of our productivity initiatives achieved under our “Fuel Our Growth” strategy. The remaining increase in cost of goods sold is primarily attributed to the unfavorable impact of foreign currency translation (approximately $34 million), the impact of a one-time sale of inventory related to transitioning to our new long-term distribution agreement in Australia (net of the ongoing impact of the Australia agreement), and $10 million of higher charges in 2011 versus 2010, partially offset by the above mentioned net impact of acquisition and divestitures.

Advertising and marketing expense

Advertising and marketing expense increased $51 million or 17% from $308 million in 2010 to $359 million in 2011. We substantially increased advertising and marketing expense in the year to build and enhance our core brand equities, principally our Power Brands and Rising Stars, drive net sales growth in the year and position our brands for long-term growth. We increased advertising and marketing expense across all segments, principally North America and Asia-Pacific/South America.

Selling, general and administrative expense

Selling, general and administrative expense increased $14 million or 3% from $416 million in 2010 to $430 million in 2011. Increased strategic investments in new product development to support innovation initiatives, higher variable selling costs in North America resulting from strong sales growth (particularly in the U.S.), and selling and administrative costs in APSA incurred to build infrastructure regionally and within our key emerging markets increased selling, general and administrative expense, collectively, by approximately 7%. These higher costs were partially offset by the favorable impact of lower Fortune Brands corporate overhead.

In 2011, selling, general and administrative expenses included corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure through the Spin-Off (October 3, 2011) of approximately $61 million as compared to approximately $86 million for 2010, a decrease of $25 million, which was partially offset by incremental corporate costs incurred by Beam in the fourth quarter of 2011. Selling, general and administrative expense for 2011 also included acquisition-related contingent consideration of $28 million based on the actual and forecasted performance of the acquired business. Selling expenses under our new manufacturing and distribution agreement in Australia decreased in 2011, because our distributor is responsible for selling costs under the new agreement. In addition, other charges included in selling, general and administrative expense decreased by $6 million from 2010.

Business separation costs

Business separation costs incurred in connection with the Separation Transactions were $83.8 million and $2.3 million in the years ended December 31, 2011 and 2010, respectively. Business separation costs for 2011 consisted of $43.4 million of financial, legal and other separation-related advisory fees, as well as $40.4 million of employee-related costs primarily related to termination benefits and incremental stock-based compensation expense incurred as a result of the modification of certain outstanding Fortune Brands equity awards in anticipation of the conversion of these awards to Beam and Home & Security equity awards. Business separation costs of $2.3 million in 2010 principally related to transaction and professional advisory fees incurred in connection with the Separation Transactions.

Restructuring charges

In 2011, restructuring charges of $7.7 million related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives. We completed a significant supply-chain initiative towards the end of 2011 with the consolidation of our U.S. bottling facilities into our expanded operations and center of excellence in Frankfort, Kentucky. In 2010, restructuring charges of $15.4 million related to organizational streamlining initiatives.

Asset impairment charges

We recorded a non-cash impairment charge of $31 million to reduce the Larios and DYC tradenames to their estimated fair value in December 2011. The asset impairment was due to the combined effect of the economic downturn on sales in key geographic markets (principally Spain), as well as the effect of substantially higher interest rates. Refer to “Critical Accounting Policies and Estimates – Goodwill and Indefinite-Lived Intangible Assets” below and Note 12, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information. There were no asset impairment charges in 2010.

Loss on sale of brands and related assets

In December 2010, we sold the Cockburn’s port brand and related U.S., U.K. and Portugal inventory. In connection with the sale, we recorded a pre-tax loss of $7.4 million ($6.8 million after tax). In August 2010, we sold certain non-strategic German spirits brands and related assets. In connection with the sale, we recorded a pre-tax loss of $8.6 million ($12.4 million after tax).

Operating income

Operating income decreased $61 million or 13% from $456.2 million in 2010 to $395.5 million in 2011. Our consolidated operating income was significantly impacted by several unusual items described above, including business separation costs ($83.8 million), asset impairment charges ($31.3 million) and contingent consideration for a business acquisition ($25 million), partially offset by the one-time benefit of the sale of product under our new Australia distribution agreement ($24 million). The unfavorable increase in unusual costs was also partially offset by favorable foreign currency impacts ($15.5 million), lower Fortune Brands corporate costs in 2011 as compared to 2010 ($25 million) as a result of the Spin-Off occurring at the start of fourth quarter of 2011 and the absence of a loss on sale of non-strategic brands in 2010 of $16 million.

Interest expense

Interest expense decreased $26.3 million, or 18%, primarily due to lower average borrowings, as well as lower average interest rates. We reduced our outstanding debt by approximately $2.3 billion during 2011. Refer to the section “Liquidity and Capital Resources” below for additional information regarding the reduction of debt during 2011.

Loss on early extinguishment of debt

The loss on early extinguishment of debt of $149.2 million consists of $155.0 million of purchase premiums and $7.2 million of accelerated unamortized debt issuance costs, partially offset by $13.0 million attributed to the amortization/write-off of deferred gains on terminated interest rate swaps related to the extinguished debt. Refer to the section “Liquidity and Capital Resources” below for additional information regarding the reduction of debt during 2011.

Other (income) expense

Other income increased $7.2 million or 22% from $33.2 million in 2010 to $40.4 million in 2011. In 2011, we recognized income of $26 million upon receipt of tax indemnification payments from Pernod Ricard in connection with Mexican income tax audit settlements and a $10 million distribution related to the winding down of a joint venture investment. In 2010, we recognized income of $37 million upon receipt of tax indemnification payments from Pernod Ricard in connection with Spanish income tax audit settlements. Other (income) expense also includes non-operating (income) expense, such as interest income, transaction gains and losses related to foreign currency denominated transactions as well as equity (income) and expense.

Income taxes

Our effective income tax rate was 21.3% and 10.5% for 2011 and 2010, respectively. The effective income tax rate in 2011 was unfavorably impacted by non-deductible business separation costs and a tax assessment related to the settlement of a Mexican income tax audit. The effective tax rate in 2011 was favorably impacted by the tax-free treatment of indemnification income received in connection with a settlement of the Mexican income tax audit and the resolution of a German tax audit. The effective income tax rate in 2010 was favorably impacted by tax benefits of approximately $46 million related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification proceeds received in connection with the settlement of a Spanish income tax audit. See Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements for additional information related to our effective tax rate in 2011 and 2010.

Income from discontinued operations

Income from discontinued operations, net of tax, was $782.2 million in 2011 compared to $186.5 million in 2010, reflecting the discontinued operations of both our former Golf business and former Home & Security business. During 2011, we recorded a gain of $687 million on the sale of the Golf business.

Segment Results for 2011 Compared to 2010

The following table sets forth net sales and operating income by operating segment for 2011 and 2010 as reported and adjusted to exclude the impact of foreign exchange translation, a non-GAAP measure described below (in millions):

Net Sales				Excluding Foreign Exchange Translation
	2011	2010	% Change Reported	2011 Adjusted Amount	% Change Adjusted
North America	$1,271.5	$1,161.8	9.4%	$1,266.3	9.0%
EMEA	505.9	477.8	5.9%	483.9	1.3%
APSA	487.4	455.3	7.1%	450.6	(1.0)%

Segment net sales	2,264.8	2,094.9	8.1%	2,200.8	5.1%

Foreign exchange	—	—		64.0	n/m
Australia distribution one-time sale	46.3	—		46.3	n/m

Net sales	$2,311.1	$2,094.9	10.3%	$2,311.1	10.3%

Operating Income				Excluding Foreign Exchange Translation
	2011	2010	% Change Reported	2011 Adjusted Amount	% Change Adjusted
North America	$360.9	$359.8	0.3%	$363.1	0.9%
EMEA	120.3	98.7	21.9%	111.1	12.6%
APSA	91.0	93.8	(3.0)%	82.5	(12.0)%

Segment operating income	572.2	552.3	3.6%	556.7	0.8%

Foreign exchange	—	—		(15.5)
Restructuring charges	7.7	15.4		7.7
Other charges	133.0	28.8		133.0
Unallocated corporate costs	36.0	51.9		36.0

Operating income	$395.5	$456.2	(13.3)%	$395.5	(13.3)%

Segment net sales and operating income in the following discussion are stated excluding the impact of foreign exchange translation. We calculate foreign exchange translation effects by translating current year results at prior year exchange rates. These amounts are non-GAAP measures which management believes are useful for evaluating performance without foreign exchange impacts. These measures may not be comparable to similar measures used by other companies.

North America

North America net sales increased $104.5 million or 9% from $1.2 billion in 2010 to $1.3 billion in 2011. Favorable product mix and increased volume each contributed roughly equally to year-over-year sales growth. Net sales volume and product mix benefited from new product innovations, such as Pucker Flavored Vodka, Jim Beam Devil’s Cut and Red Stag, as well as the acquisition and growth of the Skinnygirl ready-to-drink cocktail brand in addition to strength in our Power Brands and Rising Stars brands. By geographic market, sales increases in the U.S. and Canada were partially offset by a decrease in Mexico driven by a transition to a new distributor in the fourth quarter.

North America operating income increased by $3 million or 1% from $360 million in 2010 to $363 million in 2011. Operating income increased at a rate below the increase in net sales principally due to double digit increases in advertising and marketing expense, new product start-up and innovation costs, including Skinnygirl, as well as higher commodity costs without the benefit of price increases.

Europe/Middle East/Africa

EMEA net sales increased $6 million or 1% from $478 million in 2010 to $484 million in 2011. The increase in net sales includes the adverse impact of the July 2010 divestiture of non-strategic local German brands (approximately $30 million or 7%). Net sales benefited primarily from volume and favorable product mix, including new product innovations, such as Sourz Raspberry and Jim Beam Red Stag as well strong growth of our Power Brands in Germany, Russia and travel retail, partially offset by decreases in economically challenged markets, including the U.K. and Spain.

EMEA operating income increased $12 million or 13% from $99 million in 2010 to $111 million in 2011 resulting from favorable product and market mix, including our Power Brands in Germany, Russia, the U.K. and travel retail as well as effective cost management, productivity initiatives and the divestiture of non-strategic German brands and the Cockburn’s port business in 2010 which carried lower average margins.

Asia-Pacific/South America

APSA net sales decreased $4 million or 1% from $455 million in 2010 to $451 million in 2011 driven by the adverse impact on net sales of 9% related to the ongoing impact of our new distribution agreement in Australia. In 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. Under the new agreement, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam. The adverse impact of the new Australian agreement on reported net sales was mostly offset by volume increases for Power Brands Jim Beam, Canadian Club, and Teacher’s in the APSA segment, primarily in Australia and emerging markets such as India.

APSA operating income decreased $11 million or 12% from $94 million in 2010 to $83 million in 2011 as a result of our planned investments within the segment to support long-term growth, including an investment in sales and distribution infrastructure in India and Brazil as well as double digit increases advertising and marketing to support brand-building in Australia.

Consolidated Results for 2010 Compared to 2009

Net sales

Net sales increased $115 million or 6% from $2.0 billion in 2009 to $2.1 billion in 2010, driven by growth in each of our operating segments. Growth was predominantly driven by volume growth from our Power Brands, benefiting from innovation, strength in emerging markets and the travel retail channel, and increased brand investment. Foreign exchange also favorably impacted net sales by approximately $11 million. Divestitures of non-strategic brands in Germany in August 2010 adversely impacted net sales growth by approximately $16 million, or 1%.

Cost of goods sold

Cost of goods sold increased $82.3 million, or 10%, from $783 million in 2009 to $865 million in 2010. Growth in cost of goods sold was primarily due to increased sales volume and increased cost associated with product mix in 2010 as compared to 2009. Cost increases were moderate, concentrated in the price of energy and grains.

Advertising and marketing expense

Advertising and marketing expense increased $31.9 million, or 12%, primarily due to planned increases in all segments to support core brand equities, new product innovations, and long-term growth. The growth in spend was focused on our Power Brands, including Jim Beam, Maker’s Mark and Courvoisier, and was concentrated in the U.S. and across several emerging markets in EMEA and APSA.

Selling, general and administrative expense

Selling, general and administrative costs increased $31.9 million, or 8%, from $384 million in 2009 to $416 million in 2010. Selling, general and administrative expense was unfavorably impacted in 2010 by costs associated with our new international sales and distribution structures following the dissolution in 2009 of the Maxxium international joint venture, which accounted for approximately 2 percentage points of growth in selling, general and administrative expenses. Excluding this impact, selling, general and administrative expense grew approximately 6% driven by higher sales-related costs, foreign currency, and other inflationary pressures on general and administrative costs.

Restructuring charges

In 2010, restructuring charges of $15.4 million are related to organizational streamlining initiatives. In 2009, restructuring charges of $28.8 million related to business repositioning, including strategic sales and distribution initiatives in international markets and U.S. supply chain activities.

Asset impairment charges

In connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2009, we recorded impairment charges of $92.5 million to adjust the carrying value of tradenames, primarily Sauza, to an estimated aggregate fair value of $782.8 million.

The fair value declined below book value primarily due to the combined effect of the economic downturn and excess agave supply on sales in key geographic markets, particularly Mexico and the U.S., and the expectation of more moderate market growth rates for the overall tequila spirits category for the foreseeable future. Refer to “Critical Accounting Policies and Estimates – Goodwill and Indefinite-Lived Intangible Assets” below and Note 12, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information.

Loss on sale of brands and related assets

In December 2010, we sold the non-strategic Cockburn’s port brand and related U.S., U.K. and Portugal inventory. In connection with the sale, we recorded a pre-tax loss of $7.4 million ($6.8 million after tax).

In August 2010, we sold certain non-strategic German spirits brands and related assets. In connection with the sale, we recorded a pre-tax loss of $8.6 million ($12.4 million after tax).

Operating income

Operating income increased $57.1 million or 14.3% from $399 million in 2009 to $456 million in 2010. The increase in operating income was primarily due to a $115 million increase in net sales, partially offset by higher costs of goods sold and other expenses that were due to the increase in net sales. In addition, as discussed above, our consolidated operating income was impacted by certain charges that impact the comparability of year-over-year results. The most significant of these charges was a $92.5 million impairment charge in 2009 primarily to decrease the carrying value of the Sauza tradename to estimated fair value. The Company did not incur any tradename impairments in 2010.

Other (income) expense

Other (income) expense, net, was income of $33.2 million in 2010 compared to expense of $7.5 million in 2009. The 2010 period included tax indemnification income of $37 million from Pernod Ricard in connection with Spanish income tax audit settlements. The 2009 period included a distribution of $12.5 million related to our former Maxxium joint venture.

Income taxes

Our effective income tax rate was 10.5% and 5.4% for 2010 and 2009, respectively. The effective income tax rate in 2010 was favorably impacted by tax benefits of approximately $46 million related to final settlement of U.S. and Spanish federal income tax audits. The effective tax rate in 2010 was also favorably impacted by the tax-free treatment of indemnification proceeds received in connection with the settlement of a Spanish income tax audit. The effective income tax rate in 2009 was favorably impacted by tax benefits from restructuring and other charges relative to the lower taxed income before these charges. The income tax rate in 2009 was unfavorably impacted by a net tax expense of $8.8 million related to the correction of prior year items, which were determined to be immaterial to the years to which they relate. See Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements for additional information related to our effective tax rate in 2010 and 2009.

Income from discontinued operations, net of tax

Discontinued operations include the results of our former Golf and Home businesses which were sold and spun-off in 2011. Income from discontinued operations, net of tax, increased from $12.4 million in 2009 to $186.5 million in 2010, primarily due to increased sales, lower restructuring and other charges (approximately $70 million) and a pre-tax gain on the sale of the Cobra golf product line (approximately $11 million).

Segment Results for 2010 Compared to 2009

The following table sets forth net sales and operating income by operating segment for 2010 and 2009 as reported and adjusted to exclude the impact of foreign exchange translation, a non-GAAP measure (in millions):

Net Sales				Excluding Foreign Exchange Translation
	2010	2009	% Change Reported	2010 Adjusted Amount	% Change Adjusted
North America	$1,161.8	$1,090.9	6.5%	$1,148.9	5.3%
EMEA	477.8	489.3	(2.4)%	503.1	2.8%
APSA	455.3	400.1	13.8%	431.7	7.9%

Segment net sales	2,094.9	1,980.3	5.8%	2,083.7	5.2%

Foreign exchange	—	—		11.2	n/m

Net sales	$2,094.9	$1,980.3	5.8%	$2,094.9	5.8%

Operating Income				Excluding Foreign Exchange Translation
	2010	2009	% Change Reported	2010 Adjusted Amount	% Change Adjusted
North America	$359.8	$354.8	1.4%	$352.6	(0.6)%
EMEA	98.7	120.2	(17.9)%	111.5	(7.2)%
APSA	93.8	98.5	(4.8)%	91.5	(7.1)%

Segment operating income	552.3	573.5	(3.7)%	555.6	(3.1)%

Foreign exchange	—	—		3.3
Restructuring charges	15.4	28.8		15.4
Other charges	28.8	97.7		28.8
Unallocated corporate costs	51.9	47.9		51.9

Operating income	$456.2	$399.1	14.3%	$456.2	14.3%

The following discussion presents segment net sales and operating income excluding the impact of foreign exchange, a non-GAAP presentation. See the discussion in “Segment Results for 2011 Compared to 2010” above for additional information related to the use of non-GAAP measures.

North America

Net sales increased $58 million or 5% from $1.09 billion in 2009 to $1.15 billion in 2010 in North America. Regionally, while each market in the North America segment recorded year-over-year sales increases, the U.S. was the most significant driver of growth, with volume growth concentrated in our bourbon and cognac categories. Volume gains were partially offset by proactive price repositionings in North America, primarily in U.S. tequila, bourbon and economy vodka.

North America operating income decreased $2 million or 1% from $355 million in 2009 to $353 million in 2010. The operating income decrease in North America was driven by a double digit increase in advertising and marketing expense, focused on supporting core brand equities, new product innovations, such as Red Stag by Jim Beam, and long-term growth.

Europe/Middle East/Africa

EMEA net sales increased 3%, or $14 million, from $489 million in 2009 to $503 million in 2010. Despite challenging economic conditions in Western Europe, and the divestiture of our German brands in mid-2010, EMEA delivered growth on the strength of distribution gains in the UK, growth of Power Brands in Russia, and a rebound of our global travel retail business.

Operating income in EMEA declined $9 million or 7% from $120 million in 2009 to $111 million in 2010 due to investment in marketing and advertising at a rate ahead of sales and adverse product mix across our highest growth markets.

Asia-Pacific/South America

Net sales in APSA grew $32 million or 8% from $400 million in 2009 to $432 million in 2010. Net sales in APSA benefited from growth in emerging markets, including India, Brazil and Southeast Asia, offset by price declines on core product lines in Australia. This challenging pricing environment, combined with unfavorable market mix and transitional costs in select emerging markets, drove a 7% decrease in operating income from $99 million in 2009 to $92 million in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

Total debt decreased by $2.3 billion during the year ended December 31, 2011 to $1.9 billion. The ratio of total debt to total capital decreased to 32.0% at December 31, 2011 from 42.7% at December 31, 2010, primarily due to the retirement of debt (as discussed below), partly offset by the Spin-Off of Home & Security and changes in foreign exchange rates.

In December 2011, we executed a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes. As of December 31, 2011, there were no amounts outstanding under this Credit Agreement. The Credit Agreement replaced Beam’s $750 million, 3-year credit agreement that was scheduled to mature in February 2013. Amounts may be borrowed under the Credit Agreement in U.S. Dollars, Euros or British Pounds Sterling. Interest on Eurocurrency loans will accrue at LIBOR (with interest periods of 1, 2, 3 or 6 months) plus spreads based on credit ratings assigned to Beam’s outstanding senior unsecured debt. Interest on alternate base rate loans will accrue at the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1% per annum or (iii) the Adjusted London Interbank Offered Rate (as defined in the Credit Agreement) plus 1% per annum. Beam may also request competitive bids or negotiated rates for interest on loans under the Credit Agreement. Beam may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate. The Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain limitations on secured debt, sale-leaseback transactions, subsidiary debt and guarantees, fundamental changes and transactions with affiliates. The Credit Agreement also includes financial covenants under which Beam is required to maintain (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.00 to 1.00 and (ii) a maximum ratio of debt to capitalization of 0.55 to 1.00. Consolidated interest expense is as disclosed in our financial statements. Total capital is defined as debt plus equity and deferred taxes and excluding the impact of future impairment charges. There were no events of default under the Credit Agreement as of December 31, 2011. None of our other debt instruments include financial ratio covenants.

We believe that the cash on hand, together with funds from operations and the Credit Agreement provide sufficient liquidity to fund our current operating and financing needs. We believe the Credit Agreement was arranged with a strong and diversified group of financial institutions.

In November 2011, we extinguished a portion of our outstanding 4% Notes due 2013. The total cash paid to holders of the 4% Notes was approximately €298 million ($408 million), which included approximately €281 million ($386 million) in debt principal, approximately €9 million ($12 million) of accrued interest, and approximately €8 million ($10 million) of purchase premiums. Also in November 2011, we repaid in full our outstanding 3% Notes due 2012. Total cash paid to holders of the 3% Notes was approximately $411 million, which included $400 million in debt principal, approximately $5 million of accrued interest, and approximately $6 million of purchase premiums.

In August 2011, we completed a tender offer in which we repurchased $911.0 million in aggregate principal amount of various notes and debentures. The total cash paid to holders of the tendered notes and debentures was approximately $1.06 billion, which consisted of $911.0 million in debt principal, $7.9 million in accrued interest, and $139.0 million in purchase premiums. The tender offer was financed from cash received from the sale of our Golf business which closed on July 29, 2011.

In January 2011, we repaid the remaining $590.6 million of outstanding notes that matured on January 15, 2011 using cash on hand.

We have an investment grade credit rating from three credit rating agencies. A downgrade of our credit ratings or a renewed global economic decline or credit crisis may impact our access to long-term capital markets, increase interest rates on some of our corporate debt, and weaken operating cash flow and liquidity, potentially adversely impacting our ability to pay dividends, fund acquisitions and repurchase shares in the future.

As of December 31, 2011, we had total cash and cash equivalents of $218.3 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. We do not believe that any such transfer of cash would have a material impact on our results of operations or financial position.

In 2012, expected pension plan contributions include approximately $30 million for the required settlement of pension liabilities for certain former Fortune executives due to their termination in connection with the Separation Transactions. In the first quarter of 2012, we used approximately $95 million of available cash to acquire the outstanding common shares of Cooley Distillery plc and repay its outstanding debt.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2011, 2010 and 2009 (in millions). Cash flows presented include the results of discontinued operations. The net decrease in cash related to discontinued operations represents the change in specifically identifiable cash of the discontinued operations and not their total cash activity.

	2011	2010	2009
Net cash provided by operating activities	$454.5	$770.6	$866.3
Net cash provided by (used in) investing activities	918.2	(73.0)	(213.2)
Net cash used in financing activities	(2,002.5)	(248.5)	(432.3)
Effect of foreign exchange rate changes on cash	(16.6)	(1.6)	33.1
Change in cash included in assets of discontinued operations	53.2	(0.8)	(11.3)

Net (decrease) increase in cash and cash equivalents	$(593.2)	$446.7	$242.6

Operating Activities

Net cash provided by operating activities was $454.5 million in 2011 compared to $770.6 million in 2010. The decrease of $316.1 million was primarily due to a decrease in cash provided by the Golf business (which was sold in July 2011) and the Home & Security business (which was spun-off in October 2011), and higher cash payments related to business separation costs.

Net cash provided by operating activities was $770.6 million in 2010 compared to $866.3 million in 2009. The decrease of $95.7 million was mostly due to higher accounts receivable due to increased sales and higher inventory levels in the Home & Security and Golf businesses to support anticipated growth and new products introductions in 2011, partially offset by higher net income.

Investing Activities

Net cash provided by investing activities was $918.2 million in 2011 compared to $73.0 million of net cash used in investing activities in 2010. The increase of $991.2 million was primarily due to higher net proceeds received in 2011 from the sale of assets, including net proceeds of $1.3 billion from the sale of the Golf business. Partially offsetting this increase was $115.8 million of cash transferred to Home & Security in connection with the Spin-Off and net cash used in 2011 for acquisitions of $45.6 million. Capital expenditures were $218.5 million in 2011, of which $166 million related to continuing operations.

Net cash used in investing activities was $73.0 million in 2010 compared to $213.2 million in 2009. The decrease of $140.2 million was primarily due to proceeds from 2010 asset sales including dispositions of the Cobra golf product line, certain German spirits brands and related assets and the Cockburn’s port brand. The favorable impact of asset sales was partially offset by higher capital expenditures of $65.5 million. In addition, net cash used in investing activities in 2009 included the purchase of the Beam international sales and distribution companies in April 2009 (approximately $66 million net of cash acquired), approximately $42 million to acquire 50% ownership in five other Maxxium joint ventures, and a return of our investment from Maxxium (approximately $58 million).

Financing Activities

Net cash used in financing activities was $2,002.5 million in 2011 compared to $248.5 million in 2010. The increase of $1,754.0 million was primarily due to higher repayments of debt of $2.3 billion (discussed above in the “Liquidity and Capitalization” section). Partially offsetting the cash used to repay debt was a $500 million dividend received from Home & Security in connection with the Spin-Off (reflected in “Issuance of debt” in the Consolidated Statement of Cash Flows). Immediately prior to the effective time of the Spin-Off, we received debt proceeds of $500 million from short-term debt financing that was issued by Home & Security and guaranteed by the Company prior to the debt being refinanced with a long-term Home & Security debt issuance after the Spin-Off. Also partially offsetting the increase in cash used in financing activities were higher proceeds from the exercise of stock options.

Net cash used in financing activities was $248.5 million in 2010 compared to $432.3 million in 2009. The decrease of $183.8 million was primarily due to lower debt repayments ($122.2 million, net of issuance of debt), lower dividends paid in 2010 ($36.0 million) and higher proceeds from the exercise of stock options ($33.7 million).

Dividends

A summary of 2011 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.19 per share	January 25, 2011	February 9, 2011	March 1, 2011
$0.19 per share	April 26, 2011	May 11, 2011	June 1, 2011
$0.19 per share	July 26, 2011	August 10, 2011	September 1, 2011
$0.19 per share	September 28, 2011	November 9, 2011	December 1, 2011

A summary of 2011 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 25, 2011	February 9, 2011	March 10, 2011
$0.6675 per share	April 26, 2011	May 11, 2011	June 10, 2011
$0.6675 per share	July 26, 2011	August 10, 2011	September 10, 2011
$0.6675 per share	September 28, 2011	November 9, 2011	December 10, 2011

On January 27, 2012, we announced that our board of directors approved an 8% increase in the dividend on the Company’s common stock. Beginning with the payment date of March 1, 2012, the dividend will increase 6 cents per share to an annual rate of $0.82 (payable 20.5 cents per quarter) from $0.76 per share (19 cents per quarter). We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section entitled “Item 1A. Risk Factors.”

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $385.8 million as of December 31, 2011 and are recorded at their stated amount less allowances for discounts and doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts and doubtful accounts was $9.8 million and $10.9 million as of December 31, 2011 and 2010, respectively. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at December 31, 2011 was $3.7 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We met all of our U.S. minimum funding requirements for 2011. In 2012, we will be required to contribute approximately $30 million for the distribution of pension benefits to certain Fortune Brands executives due to their terminations at the end of 2011 in connection with the Separation Transactions. The Company is not required to make any contributions in 2012 to comply with U.S. minimum funding requirements. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by law, including under the Pension Protection Act of 2006. As of December 31, 2011, the fair value of our total pension plan assets was $319.5 million, representing 71% of the accumulated benefit obligation liability.

Guarantees and Commitments

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $22.2 million, of which our guarantee exposure was $16.2 million based on facilities utilized at December 31, 2011. The Company has not recorded a liability for these guarantees.

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. The liability related to this guarantee is not material. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $9.9 million, through April 2013.

Contractual Obligations and Other Commercial Commitments

The following table and discussion represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2011 (in millions).

	Payments Due by Period as of December 31, 2011
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$28.4	$28.4	$—	$—	$—
Long-term debt(b)	1,863.7	—	790.6	400.0	673.1
Operating leases	65.0	13.3	21.6	16.7	13.4
Interest payments on long-term debt	1,009.4	107.4	184.3	122.2	595.5
Purchase obligations(c)	209.2	127.1	55.2	26.6	0.3
Pension and postretirement contributions(d)	35.6	35.6	—	—	—

Total	$3,211.3	$311.8	$1,051.7	$565.5	$1,282.3

(a)	Total contractual obligations do not include income taxes payable or long-term income taxes payable for uncertain tax positions. We are unable to reasonably estimate the timing of future payments related to uncertain tax positions. Refer to Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information on uncertain tax positions.

(b)	Future payments for long-term debt exclude deferred gains related to interest rate swaps that are recorded in long-term debt.

(c)	Purchase obligations include: contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.

(d)	Minimum required pension and postretirement contributions cannot be determined beyond 2012.

Recently Issued Accounting Standards

The information required by this Item is provided in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K and is hereby incorporated herein by reference.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements.

Customer Program Costs

Customer programs and incentives are a common practice in our business. We incur customer program costs to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “sales” or “advertising and marketing expense” at the later of the time the program is initiated or the revenue is recognized.

The costs recognized in “sales” include, but are not limited to, volume allowances and rebates, and promotional allowances. The costs typically recognized in “advertising and marketing expense” include point of sale materials and media costs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases and store sell-through support. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Income Taxes

In accordance with authoritative guidance on income taxes, we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest.

Inventories

We record inventory on the first-in, first-out (“FIFO”) method. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

Long-lived Assets

We test a long-lived asset (including amortizable identifiable intangible assets) or asset group for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Goodwill and Indefinite-lived Intangible Assets

In accordance with authoritative guidance on goodwill and other intangible assets, goodwill is not amortized but is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

As a result of the Separation Transactions and the corresponding change in our operating segments, we re-evaluated our reporting units, allocated goodwill to the new reporting units, and completed an interim goodwill impairment test. As a result of that interim impairment test, the Company concluded that no impairment of goodwill existed.

During 2011, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are no longer required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we evaluate the recoverability of goodwill by estimating the future cash flows of the reporting units to which the goodwill relates, and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Our reporting units are our operating segments. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit’s goodwill is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the authoritative guidance on goodwill and other intangible assets. Our cash flow projections are significantly influenced by longer-term market growth rates in particular spirits categories and geographies and expected profit margins. As a result of our qualitative assessment completed as of December 31, 2011 the Company concluded that no impairment of goodwill exists. Based on our estimates of fair value for each of our reporting units, we believe there are no reporting units for which a decline in fair value of 10% could trigger an impairment of goodwill.

We amortize purchased intangible assets other than goodwill over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The Company recorded an impairment of indefinite-lived tradenames of $31.3 million and $92.5 million in 2011 and 2009, respectively (refer to Note 12, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information). As of December 31, 2011 (after the impairment charge), the two tradenames impaired in 2011 had an aggregate book value of $157.4 million. As of December 31, 2011, except for the two tradenames impaired in 2011, a 10% reduction in the fair value of the Company’s indefinite-lived tradenames would not trigger an impairment charge. The significant estimates and assumptions that influence the fair value of a tradename include the expected branded product sales included in our operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal value, revenue growth rates, and the weighted average cost of capital.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions. In addition, certain assumptions and estimates used in determining the fair value of our goodwill and indefinite-lived tradenames are outside the control of management, including interest rates (in the U.S. and abroad), exchange rates, the cost of capital, and tax rates. Due to the uncertainty of the aforementioned items, the Company cannot predict whether a future impairment will result.

Pension and Postretirement Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment and health care benefits. We record amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets to calculate pension costs, recognizing each year’s asset gains or losses over a five-year period. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is generally comprised of high quality bonds specific to the country of the plan.

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses, if outside a specified corridor, are amortized over future periods and, therefore, generally affect our recognized expense in future periods. Amounts are recognized as a component of net expense over the expected future years of service (approximately 25 years and 13 years for the U.S. plans and non-U.S. plans, respectively). The amortization period for actuarial losses is much longer for the U.S. plans as compared to the non-U.S. plans because for the U.S. plans we amortize losses over the estimated life of the participant rather than the service period due to the freezing of benefits related to our U.S. plans. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience; however, differences in actual experience or changes in the assumptions may materially affect our financial position or results of operations.

The unfunded status of our U.S. pension plans increased by approximately $50 million in 2011 primarily due to a significant decrease in the assumed discount rate and plan asset returns that were essentially flat in 2011. See Note 17, Pension and Other Postretirement Benefits, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information related to plan assets, obligations, and assumptions.

A hypothetical 25 basis point increase/decrease to the assumed weighted-average discount rate used in the actuarial valuation of our pension plan obligation at December 31, 2011 would decrease/increase estimated pre-tax annual 2012 expense by approximately $0.4 million. A hypothetical 25 basis point increase/decrease to the assumed weighted-average long-term rate of return on plan assets used in the actuarial valuation of our pension plan obligation at December 31, 2011 would decrease/increase estimated pre-tax annual 2012 expense by approximately $0.9 million.

Refer to Note 17, Pension and Other Postretirement Benefits, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information on our pension plans and the impact of a 1% increase/decrease in the health care cost trend rate on expense related to our other postretirement benefit plan obligation and expense.

Litigation Contingencies

We are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8 to this Form 10-K.

Environmental Matters

As required by federal and state laws, we are involved in remediation activities to address hazardous waste contamination. Uncertainties about the status of laws, regulations, remediation technologies and information related to individual sites make it difficult to develop accurate financial estimates of environmental remediation exposures. We accrue for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We adjust accruals as new information develops or circumstances change, and accruals are not discounted. At December 31, 2011 and 2010, we had accruals of $8.6 million and $10.9 million, respectively, to cover environmental compliance and remediation activities. We believe that the cost of complying with the present environmental protection laws will not have a material adverse effect on our results of operations, cash flows or financial condition.

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

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The notional amount of swaps outstanding at December 31, 2010 was $900 million. These swap agreements hedged changes in the fair value of a portion of our existing fixed rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). The swap agreements were designated and classified as fair value hedges in accordance with the authoritative guidance on derivatives and hedging. During the third quarter of 2011, we terminated all of our interest rate swaps with a notional amount of $900 million in conjunction with planned debt retirements (see Note 15, Debt, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report).

The fair market value of long-term fixed interest rate debt is impacted by interest rate risk and credit risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our $1,902.1 million and $4,211.2 million total long-term debt (including current portion) at December 31, 2011 and 2010 was approximately $2,015.4 million and $4,258.8 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers with respect to interest rates considering credit ratings and the remaining terms to maturity. A hypothetical 10% increase from prevailing interest rates as of December 31, 2011 and 2010 would have resulted in a decrease in fair value of fixed interest rate debt by $73.9 million and $76.0 million, respectively.

Based on variable rate debt outstanding (including the impact of swaps) at December 31, 2011 and 2010, a hypothetical 100 basis point change in interest rates affecting the Company’s variable rate borrowings (including related hedge instruments) would impact pre-tax interest expense by $0.3 million and $9.8 million, respectively. The Company’s interest rate exposure was greater in 2010 due to the interest rate swaps that were terminated in 2011.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss from the Company’s foreign currency exchange contracts using the VAR model was $6.0 million and $5.1 million at December 31, 2011 and 2010, respectively. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8.	Financial Statements and Supplementary Data.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)	For years ended December 31,
	2011	2010	2009
Sales	$2,871.7	$2,665.9	$2,469.6
Less: Excise taxes	(560.6)	(571.0)	(489.3)

Net sales	2,311.1	2,094.9	1,980.3
Cost of goods sold	987.8	865.0	782.7

Gross profit	1,323.3	1,229.9	1,197.6
Advertising and marketing expense	358.7	307.6	275.7
Selling, general and administrative expense	430.0	416.1	384.2
Amortization of intangible assets	16.3	16.3	17.3
Business separation costs	83.8	2.3	—
Restructuring charges	7.7	15.4	28.8
Asset impairment charges	31.3	—	92.5
Loss on the sale of brands and related assets	—	16.0	—

Operating income	395.5	456.2	399.1
Interest expense	117.4	143.7	143.6
Loss on early extinguishment of debt	149.2	—	—
Other (income) expense	(40.4)	(33.2)	7.5

Income from continuing operations before income taxes	169.3	345.7	248.0
Income taxes	36.0	36.2	13.3

Income from continuing operations—Beam Inc.	133.3	309.5	234.7
Income from discontinued operations, net of tax	782.2	186.5	12.4

Net income	$915.5	$496.0	$247.1
Less: Noncontrolling interests related to discontinued operations	4.1	8.4	4.3

Net income attributable to Beam Inc.	$911.4	$487.6	$242.8

Basic earnings per Beam Inc. common share
Continuing operations	$0.86	$2.03	$1.56
Discontinued operations	5.03	1.17	0.05

Net income	$5.89	$3.20	$1.61
Diluted earnings per Beam Inc. common share
Continuing operations	$0.85	$2.01	$1.55
Discontinued operations	4.93	1.15	0.05

Net income	$5.78	$3.16	$1.60
Cash dividends per share paid on common stock	$0.76	$0.76	$1.01
Weighted-average common shares outstanding—basic	154.6	152.4	150.3
Weighted-average common shares outstanding—diluted	157.8	154.3	151.8

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$218.3	$811.5
Accounts receivable from customers	364.8	400.9
Accounts receivable from related parties	21.0	30.2
Inventories	1,551.5	1,523.1
Other current assets	278.8	286.3
Current assets – discontinued operations	—	1,291.0

Total current assets	2,434.4	4,343.0
Property, plant and equipment	729.7	668.2
Goodwill	2,103.9	2,137.5
Other intangible assets	2,099.0	2,226.8
Investments in affiliates	42.2	51.9
Other non-current assets	82.6	125.8
Non-current assets – discontinued operations	—	3,120.8

Total assets	$7,491.8	$12,674.0

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$28.4	$611.4
Accounts payable to vendors	134.1	149.7
Accounts payable to related parties	36.0	39.6
Other current liabilities	560.2	521.0
Current liabilities – discontinued operations	—	785.2

Total current liabilities	758.7	2,106.9
Long-term debt	1,902.1	3,620.6
Deferred income taxes	375.1	393.1
Accrued pension and postretirement benefits	118.7	93.1
Other non-current liabilities	237.5	168.7
Non-current liabilities – discontinued operations	—	603.6

Total liabilities	$3,392.1	$6,986.0

Equity
Beam Inc. stockholders’ equity
$2.67 Convertible Preferred stock	4.7	4.9
Common stock, par value $3.125 per share, 750.0 shares authorized, 234.9 shares issued, and 155.9 shares outstanding at December 31, 2011	734.0	734.0
Paid-in capital	882.4	820.2
Accumulated other comprehensive loss	(304.1)	(172.0)
Retained earnings	5,892.6	7,499.3
Treasury stock, at cost	(3,109.9)	(3,215.3)

Total Beam Inc. stockholders’ equity	4,099.7	5,671.1
Noncontrolling interest – discontinued operations	—	16.9

Total equity	4,099.7	5,688.0

Total liabilities and equity	$7,491.8	$12,674.0

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)	For years ended December 31,
	2011	2010	2009
Operating activities
Net income	$915.5	$496.0	$247.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	171.8	210.2	218.3
Amortization	27.6	34.9	36.4
Stock-based compensation	52.1	56.0	40.9
Deferred income taxes	(50.6)	54.7	(57.6)
Tax benefit from income tax audit settlements	—	(42.3)	—
Loss on early extinguishment of debt	149.2	—	—
(Gain) loss on the sale of assets	(686.6)	4.7	—
Gain on distribution from Maxxium	(10.2)	—	(12.5)
Asset impairment charges	31.3	—	92.5
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(79.1)	(18.0)	134.5
Inventories	(64.8)	(119.0)	70.0
Accounts payable	(14.1)	44.7	54.3
Other assets	14.5	108.1	70.1
Accrued expenses and other liabilities	(2.1)	(59.4)	(27.7)

Net cash provided by operating activities	454.5	770.6	866.3

Investing activities
Capital expenditures	(218.5)	(223.0)	(157.5)
Proceeds from the disposition of assets	1,275.6	142.4	15.9
Acquisitions, net of cash acquired	(45.6)	—	(121.9)
Return of investment in affiliates	22.5	—	58.4
Repayment of loans by affiliates, net	—	7.6	(8.1)
Cash transfer to Fortune Brands Home & Security Inc. in spin-off	(115.8)	—	—

Net cash provided by (used in) investing activities	918.2	(73.0)	(213.2)

Financing activities
(Decrease) increase in short-term notes payable, net	(34.4)	1.3	11.1
Issuance of debt	500.0	—	895.8
Repayment of long-term debt	(2,440.9)	(166.5)	(1,194.3)
Dividends to stockholders	(117.8)	(116.2)	(152.2)
Proceeds received from exercise of stock options	102.3	40.6	6.9
Tax benefit on exercise of stock options	4.2	4.0	0.4
Dividends paid to noncontrolling interests	(0.8)	(4.8)	—
Other financing activities, net	(15.1)	(6.9)	—

Net cash used in financing activities	(2,002.5)	(248.5)	(432.3)
Effect of foreign exchange rate changes on cash	(16.6)	(1.6)	33.1

Net (decrease) increase in cash and cash equivalents	(646.4)	447.5	253.9
Change in cash included in assets of discontinued operations	53.2	(0.8)	(11.3)
Cash and cash equivalents at beginning of year	811.5	364.8	122.2
Cash and cash equivalents at end of year	$218.3	$811.5	$364.8

Cash paid during the year for (including discontinued operations):
Interest	$210.8	$208.7	$222.2
Income taxes	125.0	119.5	77.0

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In millions except per share amounts)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Non- controlling Interests	Total Equity
Balance at December 31, 2008	$5.5	$734.0	$716.4	$(478.4)	$7,046.2	$(3,337.7)	$13.6	$4,699.6
Comprehensive income
Net income	—	—	—	—	242.8	—	4.3	247.1
Foreign currency translation adjustments, net	—	—	—	288.1	—	—	—	288.1
Derivative instruments, net	—	—	—	(39.2)	—	—	—	(39.2)
Pension and other postretirement benefit adjustments, net	—	—	—	17.7	—	—	—	17.7

Total comprehensive income(a)				266.6	242.8		4.3	513.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(4.6)	(4.6)
Dividends ($1.01 per Common share and $2.67 per Preferred share)	—	—	—	—	(152.2)	—	—	(152.2)
Stock-based compensation	—	—	40.2	—	(1.4)	9.7	—	48.5
Tax benefit on exercise of stock options	—	—	0.7	—	—	—	—	0.7
Conversion of preferred stock	(0.3)	—	(1.7)	—	—	2.0	—	—

Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Comprehensive income
Net income	—	—	—	—	487.6	—	8.4	496.0
Foreign currency translation adjustments, net	—	—	—	26.0	—	—	—	26.0
Derivative instruments, net	—	—	—	2.8	—	—	—	2.8
Pension and other postretirement benefit adjustments, net	—	—	—	11.0	—	—	—	11.0

Total comprehensive income(a)				39.8	487.6		8.4	535.8
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(4.8)	(4.8)
Dividends ($0.76 per Common share and $2.67 per Preferred share)	—	—	—	—	(116.2)	—	—	(116.2)
Shares issued from treasury stock for benefit plans	—	—	5.7	—	—	61.4	—	67.1
Stock-based compensation	—	—	55.2	—	(7.5)	46.6	—	94.3
Tax benefit on exercise of stock options	—	—	6.1	—	—	—	—	6.1
Conversion of preferred stock	(0.3)	—	(2.4)	—	—	2.7	—	—

Balance at December 31, 2010	$4.9	$734.0	$820.2	$(172.0)	$7,499.3	$(3,215.3)	$16.9	$5,688.0
Comprehensive income
Net income	—	—	—	—	911.4	—	4.1	915.5
Foreign currency translation adjustments, net	—	—	—	(225.5)	—	—	—	(225.5)
Derivative instruments, net	—	—	—	6.7	—	—	—	6.7
Pension and other postretirement benefit adjustments, net	—	—	—	(21.1)	—	—	—	(21.1)

Total comprehensive (loss) income(a)	—	—	—	(239.9)	911.4	—	4.1	675.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Dividends ($0.76 per Common share and $ 2.67 per Preferred share)	—	—	—	—	(117.8)	—	—	(117.8)
Stock-based compensation	—	—	54.8	—	(3.4)	103.4	—	154.8
Tax benefit on exercise of stock options	—	—	9.2	—	—	—	—	9.2
Conversion of preferred stock	(0.2)	—	(1.8)	—	—	2.0	—	—
Sale of Acushnet Company	—	—	—	—	—	—	(16.6)	(16.6)
Spin-off of Fortune Brands Home & Security, Inc.	—	—	—	107.8	(2,396.9)	—	(3.6)	(2,292.7)

Balance at December 31, 2011	$4.7	$734.0	$882.4	$(304.1)	$5,892.6	$(3,109.9)	$—	$4,099.7

(a)	Total comprehensive income attributable to Beam Inc. was $671.5 million, $527.4 million, and $509.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Beam Inc. and its subsidiaries (the “Company”) operate in the beverage alcohol industry. References to “we,” “our,” “us,” “Beam” and “the Company” refer to Beam Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company’s reportable segments are North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”), as further discussed in Note 22, Segment Information.

The Company is a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, Scotch whisky, Canadian whisky, tequila, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails.

Following the completion of the Spin-Off (as discussed in Note 3, Discontinued Operations), effective as of 12:01 a.m. New York City time on October 4, 2011, Fortune Brands, Inc. changed its name to Beam Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging Beam Inc., a wholly-owned subsidiary of Fortune Brands, Inc., with and into Fortune Brands, Inc., with the Company continuing as the surviving corporation in the merger. The outstanding shares of Company Common Stock continued to trade on the New York Stock Exchange, under the new symbol “BEAM.”

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include the accounts of Beam Inc. (after elimination of intercompany transactions) and its majority-owned subsidiaries.

Use of Estimates

The presentation of financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results in future periods could differ from those estimates.

Reclassifications

Reclassifications have been made to the prior year financial information to conform to the current year presentation, for the presentation of revenue net of excise tax (as discussed below in Changes in Basis of Presentation and Accounting), the presentation of advertising and marketing expenses separate from selling, general, and administrative expenses (“SG&A”), and the presentation of the Home & Security and Golf businesses as discontinued operations (as discussed below in Changes in Basis of Presentation and Accounting).

Changes in Basis of Presentation and Accounting

The results of operations of the Home & Security and Golf businesses were reclassified to discontinued operations in the accompanying statement of income for the years ended December 31, 2011, 2010, and 2009. The assets and liabilities of the Home & Security and Golf businesses were reclassified to discontinued operations in the accompanying consolidated balance sheet as of December 31, 2010. The cash flows from discontinued operations for the years ended December 31, 2011, 2010, and 2009 are not separately stated and classified in the accompanying consolidated statement of cash flows. Footnote disclosures only relate to continuing operations except where noted otherwise. Information on business segments does not include discontinued operations. In accordance with authoritative accounting guidance, the Company has not allocated any corporate overhead to the discontinued operations; however, it has allocated interest expense.

In accordance with GAAP, taxes collected from customers and remitted to governmental authorities may be presented either on a gross basis (included in sales and costs) or a net basis (excluded from sales). In 2011, we changed our presentation of excise taxes from the gross method to the net method. We refer to the presentation of excise tax on a net basis as “net sales” in our financial statements. The change in presentation to the net method is preferable for consistency in comparison to internal Beam financial statements reviewed by management to evaluate the business and also to the external financial statements of other standalone spirits companies. Historical periods have been reclassified to conform to the new presentation.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded net of applicable provisions for discounts and allowances (referred to in our financial statements as “sales”). We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, and promotions and advertising allowances.

Cost of Goods Sold

Cost of goods sold includes all costs to make products saleable, such as inbound and outbound freight, purchasing and receiving costs, inspection costs, and internal transfer costs. In addition, all depreciation expense associated with assets used to produce goods and make them saleable is included in cost of goods sold.

Customer Program Costs

Customer programs and incentives are a common practice in our business. We incur customer program costs to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are generally accounted for in either “sales” or “advertising and marketing expense” at the later of the time the program is initiated or the revenue is recognized.

The costs recognized in “sales” include, but are not limited to, volume allowances and rebates, and promotional allowances. The costs typically recognized in “advertising and marketing expense” include point of sale materials and media costs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases and store sell-through support. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Advertising Costs

Advertising costs include media costs, point of sale materials, and product endorsements, and are generally expensed as incurred. Advertising costs are recorded in “Advertising and marketing expense” and were $302.3 million, $251.7 million and $226.7 million in 2011, 2010, and 2009, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense includes selling, including commissions; research and development; and general and administrative expenses.

Research and Development

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Total research and development costs charged to expense were $2.5 million, $1.6 million, and $1.3 million in 2011, 2010, and 2009, respectively.

Stock-based Compensation

We recognize stock-based compensation expense, measured as the fair value of an award on the date of grant, in the financial statements over the period that an employee is required to provide services in exchange for the award. See Note 5, Stock-Based Compensation, for additional information.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts and doubtful accounts. We record an allowance for doubtful accounts based on a variety of factors such as historical write-offs, aging of balances and/or specifically identified risks for estimated losses resulting from the inability of our customers to make required payments. Our allowance for discounts and doubtful accounts for continuing operations was $9.8 million and $10.9 million as of December 31, 2011 and 2010, respectively.

Inventories

We record inventory on the first-in, first-out (“FIFO”) method. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, or regulatory-related changes.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value at the time the assets are being actively marketed for sale. As of December 31, 2011 and 2010, the carrying value of assets held for sale was not material. Estimated useful lives of the related assets are as follows:

Buildings and leasehold improvements	15 to 40 years
Machinery and equipment	5 to 10 years
Software	3 to 7 years

Long-lived Assets

We test a long-lived asset (including amortizable identifiable intangible assets) or asset group for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Goodwill and Indefinite-lived Intangible Assets

In accordance with authoritative guidance on goodwill and other intangible assets, goodwill is not amortized but is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

As a result of the Separation Transactions and the corresponding change in our operating segments, we re-evaluated our reporting units, allocated goodwill to the new reporting units, and completed an interim goodwill impairment test. As a result of that interim impairment test, the Company concluded that no impairment of goodwill existed.

During 2011, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are no longer required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that its fair value is less than its carrying amount. If we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we evaluate the recoverability of goodwill by estimating the future cash flows of the reporting units to which the goodwill relates, and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Our reporting units are our operating segments. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit’s goodwill is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the authoritative guidance on goodwill and other intangible assets. Our cash flow projections are significantly influenced by longer-term market growth rates in particular spirits categories and geographies and expected profit margins. As a result of our qualitative assessment completed as of December 31, 2011 the Company concluded that no impairment of goodwill exists.

We amortize purchased intangible assets other than goodwill over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The Company recorded an impairment of indefinite-lived tradenames of $31.3 million and $92.5 million in 2011 and 2009, respectively (refer to Note 12, Goodwill and Other Intangible Assets, for more information). As of December 31, 2011 (after the impairment charge), the two tradenames impaired in 2011 had an aggregate book value of $157.4 million. The significant estimates and assumptions that influence the fair value of a tradename include the expected branded product sales included in our operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal value, revenue growth rates, and the weighted average cost of capital.

Investments

We make investments that include joint ventures that either complement or expand our existing businesses. In accordance with authoritative guidance on investments, the equity method of accounting is used to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the joint venture. We record our share of a joint venture’s income as an increase to our investment and dividends received as a reduction in our investment. We record our share of a joint venture’s earnings in other income (expense). The equity method requires impairment losses to be recognized for other than temporary losses of investment value below carrying value.

Pension and Postretirement Benefit Plans

We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment and health care benefits. Amounts recorded for these plans are based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets that recognizes the difference between the expected return and the actual return on plan assets over a five-year period. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The effects of actuarial deviations from assumptions are generally accumulated and, if outside a specified corridor, amortized over the remaining service period of the employees for active plans and the expected remaining life of the participants for plans that are substantially frozen. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

service period of the related employees. We believe that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 17, Pension and Other Postretirement Benefits, are reasonable based on our experience; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.

Income Taxes

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

We record liabilities for uncertain income tax positions based on a two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform a second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the “Accumulated other comprehensive income (loss)” (“AOCI”) caption in stockholders’ equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into the functional currency with resulting transaction gains or losses recorded in other (income) expense.

Derivative Financial Instruments

All derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Recently Issued Accounting Standards

Fair Value Measurement

In May 2011, the FASB issued new guidance on fair value measurement and disclosure requirements (ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Beam). We do not believe that adoption of this guidance will have a material impact on our financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Statement of Comprehensive Income. This guidance requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new presentation requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (calendar year 2012 for Beam). Full retrospective application is required. Early adoption is permitted. We believe that adoption of this guidance will not have a material impact on our results of operations or financial position.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Acquisitions and Dispositions

Acquisitions in 2011

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. We recorded the estimated fair value of contingent consideration, which is based on the achievement of certain sales targets, as of the acquisition date. Subsequent to the acquisition, we recorded an increase of $28 million to the estimated contingent consideration liability in “selling, general and administrative expense” in the accompanying consolidated statement of income. In future periods, the Company may be required to record contingent consideration in an amount not in excess of approximately $2 million. Any change in our estimated liability for contingent consideration will increase or decrease operating income in future periods.

Dispositions in 2011

Refer to Note 3, Discontinued Operations, for information on the Separation Transactions as described in Note 3, Discontinued Operations.

Dispositions in 2010

In December 2010, we sold the Cockburn’s port brand and related U.S., U.K. and Portugal inventory. In connection with the sale, we recorded a pre-tax loss of $7.4 million ($6.8 million after tax).

In August 2010, we sold certain non-strategic German spirits brands and related assets. In connection with the sale, we recorded a pre-tax loss of $8.6 million ($12.4 million after tax).

The proceeds from these two dispositions were $49.2 million.

Acquisitions in 2009

In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven subsidiaries of Maxxium Worldwide B.V. (“Maxxium”), our former international spirits sales and distribution joint venture. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations. In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities with The Edrington Group (“TEG”), our Maxxium joint venture partner. These entities are accounted for under the equity method. For additional information, refer to Note 4, Investments in Unconsolidated Affiliated Companies.

In June 2009, we acquired the EFFEN super-premium vodka brand and related assets from Sazerac Company, Inc. In conjunction with this transaction, we sold the Old Taylor whiskey brand and assets to Sazerac.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Discontinued Operations

On October 3, 2011, Beam Inc. (formerly Fortune Brands, Inc. or “Fortune Brands”) completed the spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”).

To effectuate the Spin-Off, at 11:59 p.m. New York City time on October 3, 2011, the Company paid a pro rata dividend of one share of common stock, par value $0.01 per share, of Home & Security for each share of common stock, par value $3.125 per share, of the Company outstanding as of 6:00 p.m. New York City time on the record date of September 20, 2011. The Spin-Off was completed without the payment of any consideration or the exchange of any shares by the Company’s stockholders. On October 4, 2011, as a result of the Spin-Off, Home & Security became an independent public company trading under the symbol “FBHS” on the New York Stock Exchange.

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

On July 29, 2011, the Company completed the sale of the Golf business to a company formed by Fila Korea Ltd. and Mirae Asset Private Equity of Korea for a cash purchase price of $1.275 billion, which excludes cash sold and includes a payment for a working capital adjustment received in October 2011.

The Spin-Off and the sale of the Golf business are together referred to herein as the “Separation Transactions.”

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million.

The following table summarizes the results of the Home & Security and Golf businesses through the date of disposition for the years ended December 31, 2011, 2010, and 2009 (in millions).

	$000,000	$000,000	$000,000
	2011	2010	2009
Net sales	$3,431.7	$4,475.6	$4,225.1

Income from discontinued operations before income taxes	$171.7	$241.9	$35.4
Income tax expense	76.1	55.4	23.0
Gain on sale of discontinued operations	780.0	—	—
Tax expense on sale of discontinued operations	93.4	—	—

Net income from discontinued operations	$782.2	$186.5	$12.4

During the second quarter of 2011, we recorded a $215.3 million reduction of a valuation allowance related to the Golf business that had previously been established with respect to a capital loss carryforward. The valuation allowance was reduced because we utilized the capital loss carryforward to offset capital gains associated with the sale. Also, as a result of the sale of the Golf business, during the second quarter of 2011 we provided deferred tax expense of $24.7 million related to the expected repatriation of undistributed foreign earnings and expected gains associated with the sale of foreign subsidiary stock that are deemed to be taxable U.S. dividends.

Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of net assets of the Home & Security and Golf businesses to the sum of the Company’s total net assets plus consolidated debt other than debt directly attributable to other operations of the Company. The amount of interest expense allocated to discontinued operations for the years ended December 31, 2011, 2010, and 2009 was $46.2 million, $69.5 million, and $71.5 million, respectively.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities of the Home & Security and Golf businesses included in discontinued operations for the year ended December 31, 2010 (in millions).

December 31, 2010
Assets
Cash	$53.2
Accounts receivable	516.3
Inventories	565.2
Other current assets	156.3
Property, plant and equipment	763.9
Goodwill	1,464.9
Intangibles	822.1
Other non-current assets	69.9

$4,411.8

Liabilities
Accounts payable	$324.1
Notes payable	32.1
Other current liabilities	429.0
Long-term debt	16.8
Deferred income taxes	267.8
Accrued pension and postretirement benefits	239.1
Other non-current liabilities	79.9

$1,388.8

4.	Investments in Unconsolidated Affiliated Companies

Prior to April 1, 2009, Beam owned a 25% interest in the Maxxium international spirits sales and distribution joint venture. The other equal partners in Maxxium were Rémy Cointreau S.A. (“Rémy”), Vin & Sprit Group (“V&S”) and TEG. In accordance with a Settlement Agreement executed in September 2008, on March 30, 2009, Rémy and V&S exited the joint venture and Beam became a 50% owner of Maxxium with TEG. We accounted for Maxxium using the equity method. In 2009, we received distributions from Maxxium totaling €42.9 million (approximately $58.4 million). In 2011 and 2009, we recorded gains of $10.2 million and $12.5 million, respectively, representing distributions in excess of our carrying value.

In September 2008, Beam and TEG entered into an agreement establishing an international distribution alliance that is a combination of jointly-owned and Company-owned sales forces in more than 20 markets. In accordance with the distribution alliance, Beam or TEG acquired all or portions of certain distribution companies that were previously wholly-owned by Maxxium. Operations under the new alliance began on April 1, 2009. This alliance simplified our international routes to market and gives us greater control over our distribution. The alliance provides that Beam and TEG have joint 50-50 ownership of sales and distribution companies in certain markets and that Beam wholly-owned or TEG wholly-owned distribution companies distribute both companies’ products and third party products in certain other markets. In April 2009, we paid €49.9 million (approximately $66.2 million, net of cash acquired) to purchase 100% interests in seven Maxxium subsidiaries. These acquisitions were accounted for using the purchase method in accordance with authoritative guidance on business combinations. In addition, we paid €30.9 million (approximately $41.7 million) to acquire 50% ownership in five alliance joint venture entities. These entities are accounted for under the equity method. Our investment in these affiliates and amounts due from, and payable to, unconsolidated affiliated companies are identified as related party amounts in the accompanying consolidated balance sheet.

Refer to Note 18, Commitments and Contingencies – Guarantees, for information on our guarantees of certain credit and loan facilities of our 50% owned foreign joint ventures.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Stock-Based Compensation

We use stock options, performance share awards (“PSUs”), and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. As of December 31, 2011, 5,955,748 shares were available for issuance in connection with future awards under the Company’s stock plans that have been approved by stockholders. Each stock option and stock appreciation right granted under the Company’s stock plans will reduce the number of shares available for future grants by one-third of a share for each share subject to the option or stock appreciation right. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be and historically have been delivered.

The following table summarizes stock-based compensation expense for continuing operations for the years ended December 31, 2011, 2010, and 2009 (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Included in SG&A	$19.6	$30.0	$21.5
Included in cost of goods sold	0.8	3.0	—
Included in business separation costs (a)	5.7	—	—

Total (pre-tax)	26.1	33.0	21.5
Income tax benefit	(9.9)	(11.2)	(7.6)

Total (net of tax)	$16.2	$21.8	$13.9

(a)	Amount relates to the modification of certain outstanding Fortune Brands equity awards in August 2011, which did not have anti-dilution provisions, in anticipation of the conversion of these awards to Beam and Home & Security equity awards. The Fortune Brands equity awards were modified during the third quarter of 2011 to add anti-dilutive protection provisions in anticipation of the Spin-Off. The additional expense was determined by comparing the fair values of these awards prior to and immediately after modification.

Stock-based compensation costs capitalized in inventory were not material for the years ended December 31, 2011, 2010, and 2009.

In connection with the Spin-Off, and as provided for in the Company’s equity plans, the number of stock options, RSUs, and PSUs outstanding at the Spin-Off, and the exercise prices of such stock options were adjusted to maintain the fair value of those awards. Stock options that were vested prior to the Spin-Off were split into Beam and/or Home & Security equity awards, using conversion ratios as determined by the Separation Agreement. The conversion ratios were based on the ratios of the pre-spin Fortune Brands closing price to the Beam and Home & Security three day volume-weighted average price post-spin. Nonvested stock options that were held by Beam employees had the number of options and exercise prices modified using the aforementioned ratio of pre- to post-spin (Beam Inc.) stock prices, and nonvested RSUs were adjusted using the same ratio. Nonvested performance share awards were converted into RSU awards and adjusted in the same manner as other nonvested RSU awards. In addition, nonvested equity awards relating to the Company’s employees that became employees of Home & Security were terminated as Home & Security replaced the Fortune awards with awards in its stock. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments resulted in an aggregate decrease of approximately 2.3 million equity awards, which is separately included in the line item “Adjustment due to the Spin-Off” in the tables that follow. The modifications to the outstanding equity awards on the date of the Spin-Off were made pursuant to existing antidilution provisions in the Company’s equity plans and did not result in any additional compensation expense.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The exercise prices of stock options are equal to the fair value of a share of Beam Inc. common stock on the date of grant. The plan provisions require exercise prices to be adjusted for certain events such as the Spin-Off. Options generally may not be exercised prior to one year after the date of grant. Options awarded prior to September 2005 generally expire ten years after the date of grant; options awarded after September 2005 expire seven to ten years after the date of grant. Options issued generally vest in equal installments over a three or four year period.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

	2011
	January - August	August modification	Post-Spin-Off	2010	2009
Current expected dividend yield	2.0%	2.0%	2.0%	2.1%	2.1%
Expected volatility	33.2%	29.8%	32.0%	34.1%	33.3%
Risk-free interest rate	2.3%	0.1%	1.3%	2.2%	2.1%
Expected term (in years)	5.5	0.6	6.5	4.5	4.5

Volatility assumptions used to determine the fair value of modified awards in August 2011 and for options granted after August 2011 were based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. This volatility was used as the historical volatility of Fortune Brands is not representative of Beam Inc.’s expected volatility as a standalone spirits company. Volatility assumptions used to determine fair value for awards prior to August 2011 was based on the historical volatility of Fortune Brands, Inc.’s stock price over the period commensurate with the expected term of stock options, as well as other relevant factors. Risk-free rate assumptions are based on U.S. government issues with a remaining term equal to the expected life of the stock options. Expected term assumptions used to determine the fair value of awards after August 2011 were based on the simplified method. Expected term assumptions used to determine the fair value of modified awards in August 2011 were based on the simplified method (adjusted for the time already elapsed for vested shares). For awards prior to August 2011, the weighted average expected term was determined based on historical employee exercise behavior and the contractual term of the options.

The following table summarizes stock option activity during the year ended December 31, 2011:

	Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	16,691	$60.50
Granted	2,203	54.98
Exercised	(2,481)	43.63
Forfeited	(137)	47.96
Expired	(1,712)	65.85
Adjustment due to the Spin-Off (a)	(2,124)	n/a

Outstanding at December 31, 2011 (a)	12,440	$51.71	3.5	$58.4
Exercisable at December 31, 2011 (a)	9,982	$53.54	2.6	$40.8
Vested and expected to vest at December 31, 2011 (a)	12,216	$51.85	3.5	$56.7

(a)	The weighted-average exercise price of the stock options included in the line item “Adjustment due to the Spin-Off” is equal to the pre-Spin-Off weighted-average exercise price of such stock options, as reduced by the Adjustments. The weighted-average exercise price of stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2011 also reflects the decrease in the exercise price as a result of the Adjustments.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009 was $14.97, $11.28, and $10.81, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2011, 2010, and 2009 was $32.5 million, $21.0 million and $2.3 million, respectively.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance Share Awards

Performance share awards are granted to select management employees of the Company and represent the right to receive unrestricted shares of stock based on the achievement of targeted cumulative diluted earnings per share and average consolidated return on invested capital. Compensation cost is amortized into expense over the performance period, which is generally three years, based on the probability of meeting performance targets. The fair value of each performance share award is based on the stock price at the date of grant and the probability of meeting the performance targets.

The following table summarizes nonvested performance share awards as of December 31, 2011 as well as activity during the year then ended:

	Performance Awards (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	377	$34.51
Performance share adjustment	51	n/a
Adjustment due to the Spin-Off	(428)	n/a

Nonvested at December 31, 2011	—	—

The weighted-average grant date fair value of performance awards granted in 2010 and 2009 was $43.72 and $29.91, respectively. The total fair value of performance share awards that vested in 2010 and 2009 was $10.6 million and $0.5 million, respectively.

Restricted Stock Units

RSUs are granted to select management employees of the Company and represent the right to receive unrestricted shares of stock based on service. Compensation cost is amortized into expense over the service period, which is generally three to four years. The fair value of each RSU granted is equal to the share price at the date of grant.

The following table summarizes nonvested RSUs outstanding as of December 31, 2011 as well as activity during the year then ended:

	RSUs (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	437	$39.66
Granted	421	52.57
Vested (a)	(322)	48.60
Adjustment due to the Spin-Off	277	n/a

Nonvested at December 31, 2011 (b)	813	44.75

(a)	The weighted-average grant date fair value of awards that vested after the Spin-Off reflect the revised grant date fair value as a result of the Adjustments.
(b)	The weighted-average grant date fair value of nonvested awards at December 31, 2011 reflects the revised grant date fair value as a result of the Adjustments.

The weighted-average grant date fair value of RSUs granted in 2010 and 2009 was $43.67, and $28.46, respectively. The total fair value of RSUs that vested in 2011 and 2010 was $5.8 million and $1.7 million, respectively.

The compensation cost related to nonvested awards not yet recognized is $28.1 million at December 31, 2011 and is expected to be recognized over a weighted-average period of 2.9 years.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Awards to Outside Directors

We use stock awards to compensate outside directors under the non-employee director stock plans. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors may elect to have director’s fees paid in stock. Awards granted to outside directors vest immediately and the related compensation cost is expensed at the time of an award based on the fair value of a share of Beam’s stock at the date of the award.

The following table summarizes RSUs granted to outside directors for the years ended December 31, 2011, 2010, and 2009:

	RSUs (thousands)	Weighted-Average Grant Date Fair Value
2011	16.1	$64.05
2010	18.9	53.83
2009	27.0	38.76

6.	Business Separation Costs

Business separation costs are directly related to implementing the Separation Transactions (refer to Note 3, Discontinued Operations, for additional information on the Separation Transactions). We recorded $83.8 million and $2.3 million of business separation costs in the years ended December 31, 2011 and 2010, respectively. Business separation costs for the year ended December 31, 2011 consisted of $43.4 million of financial, legal and other separation-related advisory fees, as well as $40.4 million of employee-related costs primarily related to termination benefits.

Included within employee-related business separation costs in 2011 is incremental stock-based compensation expense of approximately $5.7 million related to the modification of certain outstanding Fortune Brands equity awards, as discussed further in Note 5, Stock-Based Compensation.

7.	Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for continuing operations for the years ended December 31, 2011, 2010, and 2009 (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Workforce reductions	$5.6	$15.1	$19.5
Lease/contract terminations	2.1	0.3	5.6
Asset write-down	—	—	3.7

	$7.7	$15.4	$28.8

The restructuring charges summarized in the table above represent substantially all of the charges that have been, and expected to be, incurred in connection with the restructuring activities.

In 2011, restructuring charges related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives. In 2010, restructuring charges related to facility consolidations and organizational streamlining initiatives. In 2009, restructuring charges related to business repositioning, including strategic sales and distribution initiatives in international markets and U.S. supply chain activities.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the balance of the restructuring liability for the years ended December 31, 2011 and 2010 are as follows (in millions):

	Workforce Reductions	Contract Termination Costs	Total
Balance at December 31, 2009	$21.3	$10.6	$31.9
Provision	15.1	0.3	15.4
Cash payments	(23.0)	(1.0)	(24.0)
Non-cash changes (a)	(0.6)	—	(0.6)

Balance at December 31, 2010	$12.8	$9.9	$22.7
Provision	5.6	2.1	7.7
Cash payments	(10.1)	(8.3)	(18.4)
Non-cash changes (a)	(0.8)	(0.5)	(1.3)

Balance at December 31, 2011	$7.5	$3.2	$10.7

(a)	Non-cash write-offs primarily include the impact of foreign exchange rate changes.

The Company expects the remaining liability related to workforce reductions to be paid in 2012 and the remaining liability related to lease costs will be paid over the lease term.

Other charges

In addition to restructuring charges, our income from continuing operations for the years ended December 31, 2011, 2010, and 2009 was impacted by the following significant items (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Business separation costs (Note 6)	$83.8	$2.3	$—
Asset impairment charges (Note 12)	31.3	—	92.5
Acquisition related charges (a)	25.0	—	—
Loss on sale of assets (Note 2)	—	16.0	—
Australia distribution agreement (b)	(23.6)	—	—
Other charges (c)	16.5	10.5	5.2

	$133.0	$28.8	$97.7

(a)	Relates to acquisition-related contingent consideration and is included in “SG&A” in the consolidated income statement. Refer to Note 2, Acquisitions and Dispositions, for more information.
(b)	Relates to the one-time margin impact associated with transition to our new long-term distribution agreement in Australia. This amount consists of $46.3 million included in “Net sales” and $22.7 million included in “Cost of goods sold” in the consolidated income statement.
(c)	Consists primarily of restructuring-related activities described in above section Restructuring charges. These charges primarily relate to consulting fees related to restructuring activities, workforce reduction costs and the write-down of fixed assets related to restructuring activities, and the write-down of inventory associated with discontinued brands. Included in “Cost of goods sold” in the consolidated income statements for 2011, 2010, and 2009 is $15.6 million, $3.6 million, and $0.6 million, respectively. Included in “Selling, general, and administrative expense” in the consolidated income statement for 2011, 2010, and 2009 is $0.9 million, $6.9 million, and $4.6 million in 2011, 2010, and 2009, respectively

8.	Other (Income) Expense

The components of other (income) expense, for the years ended December 31, 2011, 2010, and 2009 were as follows (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Tax indemnification income(a)	$(26.0)	$(37.1)	$—
Maxxium distribution gain(b)	(10.2)	—	(12.5)
Equity (income) loss in joint ventures(b)	(3.9)	0.7	8.5
Foreign currency transaction (gains) losses	—	(0.4)	4.1
Interest income	(2.9)	(3.1)	(2.5)
Spanish stamp duty tax	—	—	6.3
Other items, net	2.6	6.7	3.6

Total other (income) expense	$(40.4)	$(33.2)	$7.5

(a)	Refer to Note 9, Income Taxes, for additional information.
(b)	Refer to Note 4, Investments in Unconsolidated Affiliated Companies, for additional information.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Domestic operations	$(148.6)	$34.5	$34.8
Foreign operations	317.9	311.2	213.2

Income from continuing operations before income taxes and noncontrolling interests	$169.3	$345.7	$248.0

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations were as follows (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Income taxes computed at federal statutory income tax rate	$59.3	$121.0	$86.8
Other income taxes, net of federal tax benefit	3.1	7.5	(0.8)
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(46.0)	(45.7)	(85.9)
Non-taxable indemnification income	(9.7)	(13.0)	—
Non-taxable other income	(3.4)	(3.0)	(0.7)
Valuation allowance	13.0	3.3	4.8
Tax benefit on income attributable to domestic production activities	(3.1)	(3.5)	(4.9)
Net adjustments for uncertain tax positions	4.5	(31.0)	8.2
Net effect of change in deferred taxes	1.1	1.1	1.9
Prior period items	6.7	—	8.8
Non-deductible business separation costs	10.5	—	—
Miscellaneous other, net	—	(0.5)	(4.9)

Income taxes from continuing operations as reported	$36.0	$36.2	$13.3

Effective income tax rate	21.3%	10.5%	5.4%

During 2011, the Mexico tax authorities issued an assessment of tax and interest to our Mexican spirits companies, which include assets acquired from Pernod Ricard S.A. (“Pernod Ricard”) in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The assessment related to the 2004 and 2005 pre-acquisition tax years. The Mexican tax authorities issued a net assessment of approximately $25.5 million ($14.8 million for tax and $10.7 million for related interest and penalties), which was paid in September 2011. Pursuant to the acquisition agreement, we negotiated and received a $26.0 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other (income) expense.

During 2011, the German tax authorities completed an audit of our German spirits companies’ 2003-2007 tax returns. We recorded approximately $19 million of previously recorded unrecognized tax benefits as a reduction to tax expense.

During 2010, the Spanish tax authorities issued three assessments of tax and/or interest to our Spanish spirits companies, which include the assets acquired from Pernod Ricard in July 2005. The assessments related to the 1988-1990 and 2004-2006 periods, the majority of which related to pre-acquisition tax years. The Spanish tax authorities issued net assessments of approximately $42.2 million ($27.5 million for tax and $14.7 million for related interest), which were paid in July, October, and December 2010. Pursuant to the acquisition agreement, we negotiated and received $37.1 million in tax indemnification payments from Pernod Ricard related to the above assessments and recorded these payments in other (income) expense. The net difference represents items for which the Company will receive future income tax benefits.

Also during 2010, the Company settled its 2004-2005 IRS audit appeal and the IRS concluded its routine examination of the Company’s 2006-2007 tax years.

As a result of the conclusion of the above-mentioned U.S. and Spanish audit examinations, we recorded approximately $46 million of previously unrecognized tax benefits (net of current and deferred taxes) as a reduction to income tax expense in 2010. This tax benefit is included in the “Net adjustments for uncertain tax positions” line item of the tax rate reconciliation.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Unrecognized tax benefits — beginning of year	$116.5	$406.4	$395.0
Gross additions — current year tax positions	12.6	8.4	10.5
Gross additions — purchase accounting, prior year tax positions	—	2.3	—
Gross additions — prior year tax positions	30.5	20.2	0.5
Gross reductions — prior year tax positions	(29.8)	(6.2)	(0.9)
Gross reductions — settlements with taxing authorities	(29.3)	(275.4)	(0.6)
Impact of change in foreign exchange rates	(1.5)	(39.2)	1.9
Impact due to expiration of statutes of limitations	(0.6)	—	—

Unrecognized tax benefits — end of year	$98.4	$116.5	$406.4

The amount of UTBs that, if recognized as of December 31, 2011, would affect the Company’s effective tax rate was $96.8 million.

It is reasonably possible that, within the next 12 months, total UTBs may decrease in the range of $5 million to $60 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. During the year ended December 31, 2011, the Company recognized $1.0 million in interest and penalty benefit. During 2010, the Company recognized an interest and penalty benefit of approximately $12.2 million, primarily driven by audit resolutions. During 2009, the Company recognized $6.2 million in interest and penalty expense. At December 31, 2011 and 2010, we had accruals for the payment of interest and penalties of $34.6 million and $38.1 million respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The IRS is currently examining the Company’s 2008 and 2009 federal income tax returns. The Company or one of its subsidiaries has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2005, France for years after 2008, Germany for years after 2007, Mexico for years after 2003, Spain for years after 2005, and the United Kingdom for years after 2008.

Income taxes were as follows (in millions):

	$000,000	$000,000	$000,000
	2011	2010	2009
Currently payable
Federal	$(61.5)	$(38.3)	$(35.5)
Foreign	85.1	25.4	86.1
State and other	2.9	4.9	(2.8)
Deferred
Federal, state and other	12.0	(5.0)	3.2
Foreign	(2.5)	49.2	(37.7)

Total income tax provision	$36.0	$36.2	$13.3

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of net deferred tax assets (liabilities) were as follows (in millions):

	$000,000	$000,000
	2011	2010
Deferred Tax Assets
Compensation and benefits	$93.5	$82.6
Pension and other retiree benefits	44.0	83.2
Identifiable intangible assets	26.9	28.6
Inventories	28.9	34.1
Accounts receivable	3.0	10.7
Financial instruments	36.7	23.2
State income taxes	—	0.1
Other reserves	46.7	43.9
Miscellaneous	54.5	34.2
Net operating loss and other tax carryforwards	70.2	279.5
Valuation allowance	(35.6)	(214.9)

Total deferred tax assets	$368.8	$405.2

Deferred Tax Liabilities
Fixed assets	$(87.1)	$(96.5)
Identifiable intangible assets	(510.5)	(538.2)
Miscellaneous	(43.7)	(42.2)

Total deferred tax liabilities	$(641.3)	$(676.9)

Net deferred tax liability	$(272.5)	$(271.7)

Deferred taxes were classified in the balance sheet as of December 31, 2011 and 2010 as (in millions):

	$000,000	$000,000
	2011	2010
Other current assets	$77.9	$82.9
Other current liabilities	(7.3)	(6.1)
Other assets	32.0	44.6
Deferred income taxes	(375.1)	(393.1)

Net deferred tax liability	$(272.5)	$(271.7)

As of December 31, 2011 and 2010, the Company had deferred tax assets relating to net operating loss, capital loss and other tax carryforwards of $70.2 million and $279.5 million, respectively, of which approximately $2.5 million will expire between 2012 and 2015, and the remainder which will expire in 2016 and thereafter. The decrease in deferred tax assets in 2011 was primarily due to the recognition of the capital loss carryforward resulted from the sale of our Cobra Golf product line. The 2011 change in the valuation allowance was primarily due to the utilization of approximately $205 million of tax loss carryforwards related to the sale of the Golf business as discussed in Note 3, Discontinued Operations, partially offset by a $25 million increase to the valuation allowance (which increased tax expense) for loss carryforwards in certain countries. The Company’s valuation allowance increased from $6 million as of December 31, 2009 to $215 million as of December 31, 2010, primarily due to establishment of an approximate $205 million valuation allowance for Golf-related capital loss carryforwards from the 2010 sale of the Cobra product line. There was no material valuation allowance activity in 2009.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. The undistributed earnings of foreign subsidiaries that are considered permanently reinvested were $269.5 million in the aggregate at December 31, 2011. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding.

The computations of basic and diluted EPS share were as follows (in millions, except per share data):

	$000,000	$000,000	$000,000
	2011	2010	2009
Income from continuing operations	$133.3	$309.5	$234.7
Income from discontinued operations	778.1	178.1	8.1

Net income attributable to Beam Inc.	$911.4	$487.6	$242.8
Less: Preferred stock dividends	(0.4)	(0.4)	(0.5)

Income attributable to Beam Inc. common stockholders — basic	$911.0	$487.2	$242.3
Addition of preferred stock dividends	0.4	0.4	0.5

Income attributable to Beam Inc. common stockholders — diluted	$911.4	$487.6	$242.8

Weighted average number of common shares outstanding — basic	154.6	152.4	150.3
Dilutive effect of conversion of convertible preferred stock	1.4	1.1	1.2
Dilutive effect of exercise of stock-based awards	1.8	0.8	0.3

Weighted average number of common shares outstanding — diluted	157.8	154.3	151.8

Antidilutive stock-based awards excluded from weighted average number of common shares outstanding for diluted EPS	8.3	14.5	16.1

Basic EPS
Continuing operations	$0.86	$2.03	$1.56
Discontinued operations	5.03	1.17	0.05

Net income	$5.89	$3.20	$1.61
Diluted EPS
Continuing operations	$0.85	$2.01	$1.55
Discontinued operations	4.93	1.15	0.05

Net income	$5.78	$3.16	$1.60

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Balance Sheet Information

Supplemental balance sheet information as of December 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Inventories:
Maturing spirits	$1,283.2	$1,253.7
Finished products	167.3	158.9
Other raw materials, supplies, and work in process	101.0	110.5

Total inventories	$1,551.5	$1,523.1

Property, plant and equipment:
Land and improvements	$111.4	$111.5
Buildings and improvements to leaseholds	336.1	316.8
Machinery and equipment	724.4	690.6
Construction in progress	84.0	39.4

Property, plant and equipment, gross	$1,255.9	$1,158.3
Less: accumulated depreciation	526.2	490.1

Property, plant and equipment, net of accumulated depreciation	$729.7	$668.2

Other current liabilities:
Accrued advertising	$104.2	$71.5
Accrued and deferred taxes	123.2	111.4
Accrued salaries, wages and other compensation	75.9	59.7
Accrued interest	41.8	81.0
Accrued expenses and other current liabilities	215.1	197.4

Total other current liabilities	$560.2	$521.0

12.	Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill was as follows (in millions):

	2011	2010
Net book value – January 1	$2,137.5	$2,112.0
Acquisition-related adjustments	32.4	29.0
Dispositions	—	(10.9)
Translation adjustments	(66.0)	7.4

Net book value – December 31	$2,103.9	$2,137.5

Acquisition-related adjustments in 2011 related to the acquisition of the Skinnygirl ready-to-drink cocktail business and tax adjustments related to a prior-year acquisition. Acquisition-related adjustments in 2010 related to tax adjustments related to prior-year acquisitions.

As a result of the Separation Transactions as described in Note 3, Discontinued Operations, the Company re-evaluated its reporting units and allocated goodwill to these new reporting units. Refer to Note 22, Segment Information, for additional information on our segments. Goodwill was allocated to these new reporting units based on the relative fair values of these reporting units. Fair value was calculated using the expected present value of future cash flows, and included estimates, judgments and assumptions consistent with those of a market participant that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to long-term growth rates in particular spirits categories and geographies, expected profit margins, and discount rates. The Company did not recast prior-period goodwill balances to the new reporting units as it was impractical to do so.

Goodwill by reporting unit is as follows (in millions):

December 31, 2011
North America	$1,500.2
EMEA	488.3
APSA	115.4

$2,103.9

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 40 years, based on the assessment of a number of factors that may impact useful life. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2011 and 2010 were as follows (in millions):

	2011				2010
	Gross Carrying Amounts		Accumulated Amortization	Net Book Value	Gross Carrying Amounts		Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets — tradenames(a)	(b	)	(b )	$1,783.5	(b	)	(b )	$1,899.5

Amortizable intangible assets
Tradenames	493.7		(189.3)	304.4	491.4		(175.3)	316.1
Customer and contractual relationships	6.0		(2.0)	4.0	8.2		(3.6)	4.6
Licenses and other	14.5		(7.4)	7.1	13.4		(6.8)	6.6

	514.2		(198.7)	315.5	513.0		(185.7)	327.3

Total identifiable intangibles				$2,099.0				$2,226.8

(a)	Tradename carrying value was impacted by foreign currency exchange rates and a 2011 impairment charge (described below).
(b)	Not applicable.

Expected amortization expense for intangible assets recorded as of December 31, 2011 is as follows (in millions):

2012	2013	2014	2015	2016
$ 16.6	$16.6	$16.5	$16.3	$16.3

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions. In addition, certain assumptions and estimates used in determining the fair value of our goodwill and indefinite-lived tradenames are outside the control of management, including interest rates (in the U.S. and abroad), exchange rates, the cost of capital, and tax rates. Due to the uncertainty of the aforementioned items, the Company cannot predict whether a future impairment will result.

2011 Asset Impairment Charges

In connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2011, we recorded impairment charges of $31.3 million to reduce the Larios and DYC tradenames to an estimated combined fair value of $157.4 million. We remain confident in the long-term growth prospects for these brands; however, GAAP requires that indefinite-lived tradenames be valued based on their current fair value if it is lower than carrying value. We estimated the fair value using a discounted cash flow analysis. This fair value is considered to be a Level 3 fair value measure due to the use of significant unobservable inputs, including expected profit margins on products sold using the brands and revenue growth rates. The impairment was due to the combined effect of the economic downturn on sales in key geographic markets, as well as the effect of a substantially higher discount rate used to estimate the fair value. The higher discount rate is attributable to deterioration in the sovereign risk spread associated with Spain.

2009 Asset Impairment Charges

We had indefinite-lived tradenames with a book value of $1,905.4 million as of December 31, 2009. In connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2009, we recorded impairment charges of $92.5 million to adjust the carrying value of tradenames, primarily Sauza, to an estimated aggregate fair value of $782.8 million. This fair value is considered to be a Level 3 fair value measure due to the use of significant unobservable inputs, including expected profit margins on products sold using the brands and revenue growth rates. The fair value declined below book value primarily due to the combined effect of the economic downturn and excess agave supply on sales in key geographic markets, particularly Mexico and the U.S., and the expectation of more moderate market growth rates for the overall tequila spirits category for the foreseeable future.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Derivative Instruments

We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates or interest rates. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into interest rate swaps.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the U.S. dollar, the Mexican peso, the Canadian dollar, the Euro and the Australian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2011 and 2010 was $550.1 million and $595.5 million, respectively.

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial. The fair values of derivative instruments on the consolidated balance sheet as of December 31, 2011 and 2010 were (in millions):

		Fair Value
	Balance Sheet Location	2011	2010
Assets
Foreign exchange contracts	Other current assets	$3.7	$3.5
Interest rate contracts	Other assets	—	36.7

	Total assets	$3.7	$40.2
Liabilities
Foreign exchange contracts	Other current liabilities	$5.8	$11.8

	Total liabilities	$5.8	$11.8

The effects of derivative financial instruments on the statement of income and OCI for the years ended December 31, 2011 and 2010 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010
Cash flow — foreign exchange contracts	$(4.3)	$(8.5)	Net sales	$(10.6)	$(11.6)
Fair value — interest rate contracts (a)	n/a	n/a	Interest expense	13.2	19.6
Fair value — foreign exchange contracts	n/a	n/a	Other income	(24.6)	(1.5)

Total	$(4.3)	$(8.5)		$(22.0)	$6.5

(a)	Represents the gain recorded prior to the third quarter 2011 termination of the interest rate swaps with a notional amount of $900.0 million that hedged the fair value of certain fixed rate debt. The amounts recorded for the swap were offset by corresponding debt fair value adjustments that were also recorded to interest expense. We received cash proceeds of approximately $45 million upon termination of the swaps, which was performed in conjunction with planned debt retirements (see Note 15, Debt). The adjustment to the fair value of the debt is being recognized over the term of the debt, including accelerated amortization related to early debt extinguishments. There were no interest rate swaps outstanding as of December 31, 2011.

We estimate that less than $1 million of net derivative gains included in OCI as of December 31, 2011 will be reclassified to earnings within the next twelve months.

In the years ended December 31, 2011 and 2010, the ineffective portion of cash flow hedges recognized in other (income) expense was insignificant.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Fair Value Measurements

Authoritative accounting guidance establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments:

Derivative financial instruments are carried at fair value, based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 were as follows (in millions):

	Fair Value
	2011	2010
Assets
Derivative financial instruments (level 2)	$3.7	$40.2
Liabilities
Derivative financial instruments (level 2)	$5.8	$11.8

The fair value of the Company’s long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt at December 31, 2011 was approximately $2,015.4 million, compared with the aggregate carrying value of $1,902.1 million. The fair value of long-term debt at December 31, 2010 was approximately $4,258.8 million compared with the aggregate carrying value of $4,211.2 million.

We also recorded certain tradenames at fair value due to our annual indefinite-lived intangible asset testing in the fourth quarters of 2011 and 2009. These fair value measures are considered non-recurring Level 3 fair value measures. Refer to Note 12, Goodwill and Other Intangible Assets, for more information.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Debt

Short-term debt borrowings consisted of amounts outstanding under committed bank credit agreements and uncommitted bank lines of credit. The weighted-average interest rate on short-term debt borrowings was 1.6% and 3.4% in 2011 and 2010, respectively. The amount available under unused, committed credit lines was $775.4 million at December 31, 2011, which includes the entire $750 million available under the Credit Agreement discussed below.

The components of long-term debt were as follows (in millions):

	2011	2010
5 1/8% Notes, Due January 2011	$—	$590.6
3% Notes, Due June 2012	—	400.0
4% Notes, Due 2013 (2011: €218.8; 2010: €500.0)	283.7	670.8
4 7/8% Notes, Due 2013	180.5	300.0
6 3/8% Notes, Due 2014	326.4	500.0
5 3/8% Notes, Due 2016	400.0	950.0
8 5/8% Debentures, Due 2021	59.3	90.9
7 7/8% Debentures, Due 2023	113.8	150.0
6 5/8% Debentures, Due 2028	200.0	200.0
5 7/8% Notes, Due 2036	300.0	300.0
Miscellaneous	38.4	58.9

Total debt	1,902.1	4,211.2
Less current portion	—	590.6

Total long-term debt	$1,902.1	$3,620.6

In December 2011, we executed a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes. The Credit Agreement replaced Beam’s $750 million, 3-year credit agreement that was scheduled to mature in February 2013. Amounts may be borrowed under the Credit Agreement in U.S. Dollars, Euros or British Pounds Sterling. Interest on Eurocurrency loans will accrue at LIBOR (with interest periods of 1, 2, 3 or 6 months) plus spreads based on credit ratings assigned to Beam’s outstanding senior unsecured debt. Interest on alternate base rate loans will accrue at the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1% per annum or (iii) the Adjusted London Interbank Offered Rate (as defined in the Credit Agreement) plus 1% per annum. Beam may also request competitive bids or negotiated rates for interest on loans under the Credit Agreement. Beam may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate. The Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain limitations on secured debt, sale-leaseback transactions, subsidiary debt and guarantees, fundamental changes and transactions with affiliates. The Credit Agreement also includes financial covenants under which Beam is required to maintain (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.00 to 1.00 and (ii) a maximum ratio of debt to capitalization of 0.55 to 1.00. Consolidated interest expense is as disclosed in our financial statements. Total capital is defined as debt plus equity and deferred taxes and excluding the impact of future impairment charges. There were no events of default under the Credit Agreement as of December 31, 2011. None of our other debt instruments include financial ratio covenants.

In November 2011, we redeemed a portion of our outstanding 4% Notes due 2013, of which €500 million in aggregate principal amount was outstanding prior to the redemption. Total cash paid to holders of the notes was approximately €298 million ($408 million), which included approximately €281 million ($386 million) in debt principal, approximately €9 million ($12 million) of accrued interest, and approximately €8 million ($10 million) of purchase premiums.

In November 2011, we redeemed in full our outstanding 3% Notes due 2012, of which $400 million in aggregate principal amount was outstanding prior to the redemption. Total cash paid to holders of the 3% Notes was approximately $411 million, which included $400 million in aggregate principal, approximately $5 million of accrued interest, and approximately $6 million of purchase premiums.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related to the fourth quarter 2011 financing activities, $16.0 million of purchase premiums, the acceleration of unamortized debt issuance costs and other fees of $1.7 million, and a gain associated with amortization/write-off of deferred gains related to terminated interest rate swaps of $2.5 million were recorded in loss on early extinguishment of debt in the accompanying consolidated statement of income.

In August 2011, we used proceeds from the sale of the Golf business to complete an early extinguishment of debt, consisting of the following principal amounts (in millions):

4 7/8% Notes, Due 2013	$119.5
6 3/8% Notes, Due 2014	173.6
5 3/8% Notes, Due 2016	550.0
8 5/8% Debentures, Due 2021	31.7
7 7/8% Debentures, Due 2023	36.2

Total	$911.0

The total cash paid to holders of the tendered notes and debentures in August 2011 was approximately $1.06 billion, which included $911.0 million in debt principal, $7.9 million of accrued interest, and $139.0 million in purchase premiums. The $139.0 million of purchase premiums, a gain associated with amortization/write-off of deferred gains related to terminated interest rate swaps of $10.5 million, and the acceleration of unamortized debt issuance costs of $5.5 million were recorded in loss on early extinguishment of debt in the accompanying consolidated statement of income.

See Note 13, Derivative Instruments, for additional information on the termination of interest rate swaps in the third quarter of 2011.

In January 2011, we repaid maturing notes of $590.6 million using cash on hand.

During the second quarter of 2010, we repurchased outstanding notes that were scheduled to mature on January 15, 2011 with a face value of $159.4 million. A loss on the repurchase of $4.4 million was recognized in other (income) expense.

In our debt agreements, there are normal and customary events of default which would permit the lenders of any debt agreement to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2011.

Estimated payments for maturing debt during the next five years as of December 31, 2011 were as follows (in millions):

	Payments Due by Period as of December 31, 2011
	2012	2013	2014	2015	2016
Total debt	$—	$464.2	$326.4	$—	$400.0

16.	Leases

Future minimum rental payments under non-cancelable operating leases as of December 31, 2011 were as follows (in millions):

2012	$13.3
2013	11.5
2014	10.1
2015	9.0
2016	7.7
Remainder	13.4

Total minimum rental payments	$65.0
Less minimum rentals to be received under non-cancelable subleases	(0.2)

$64.8

Total rental expense for all operating leases (reduced by insignificant amounts from subleases) amounted to $20.5 million, $23.9 million, and $21.3 million in 2011, 2010, and 2009, respectively.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Pension and Other Postretirement Benefits

We have a number of pension plans covering many of the Company’s current and former employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. In addition, from time to time, we may make contributions in excess of the legal funding requirements.

As part of the Separation Transactions described in Note 3, Discontinued Operations, pension plans that were directly related to the discontinued operations were transferred with the other assets and liabilities of the disposed businesses.

The Fortune Brands pension plans that related to the Fortune Brands corporate operations remained with Beam following the Spin-Off. However, pursuant to the Spin-Off agreements a portion of these corporate pension plan assets and liabilities that related to Fortune Brands corporate employees that obtained employment with Home & Security subsequent to the Spin-Off were transferred to Home & Security (the “corporate plan transfer”). The historical information (pre-Spin-Off) presented in the footnote below has not been recast as it was impracticable to do so and the related effects are insignificant to the amounts presented. The related assets and liabilities are shown as transfers out in the plan asset and obligation activity tables below.

During the third quarter of 2011, the Company amended certain of its pension plans in the U.S. to freeze the accrual of future benefits effective at December 31, 2011. This freeze relates to Beam non-union employees.

The Company provides postretirement health care and life insurance benefits to certain retirees. Many employees and retirees outside the United States are covered by government health care programs.

Pension Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2011 and 2010 (in millions):

	U.S.		International
	2011	2010	2011	2010
Change in projected benefit obligation (“PBO”)
Projected benefit obligation at beginning of year	$333.6	$305.7	$94.6	$89.5
Service cost	5.1	5.5	2.1	2.1
Interest cost	18.4	18.2	5.1	4.7
Actuarial loss	52.8	18.7	5.8	4.3
Benefits paid	(27.4)	(14.5)	(4.8)	(5.0)
Plan curtailment (gain) loss	(29.4)	—	—	0.8
Transfer to Home & Security related to the Spin-Off	(9.0)	—	—	—
Special termination benefits	13.5	—	—	—
Foreign exchange rate changes	—	—	(2.7)	(1.8)

Projected benefit obligation at end of year	$357.6	$333.6	$100.1	$94.6
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$356.9	$294.4	$91.7	$86.8

Change in plan assets
Fair value of plan assets at beginning of year	$271.0	$223.0	$76.3	$70.3
Actual (loss) return on plan assets	(0.6)	33.1	0.3	7.3
Employer contributions	3.5	29.4	4.4	4.9
Transfer to Home & Security related to the Spin-Off	(1.8)	—	—	—
Benefits paid	(27.4)	(14.5)	(4.8)	(5.0)
Foreign exchange rate changes	—	—	(1.4)	(1.2)

Fair value of plan assets at end of year	$244.7	$271.0	$74.8	$76.3

Funded Status (Fair value of plan assets less PBO)	$(112.9)	$(62.6)	$(25.3)	$(18.3)

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized in the balance sheet consist of (in millions):

	U.S.		International
	2011	2010	2011	2010
Prepaid pension benefit	$—	$—	$0.7	$2.4
Current benefit payment liability	(31.2)	(2.5)	(0.8)	(0.8)
Accrued benefit liability	(81.7)	(60.1)	(25.2)	(19.9)

Net amount recognized	$(112.9)	$(62.6)	$(25.3)	$(18.3)

The amounts included in accumulated OCI consist of the following (in millions):

	U.S.		International
	2011	2010	2011	2010
Net actuarial loss	$166.0	$132.0	$16.6	$7.7
Net prior service cost	4.0	8.6	0.6	0.5

Total	$170.0	$140.6	$17.2	$8.2

Approximately $5 million for U.S. plans and $1 million for international plans of amounts in accumulated other comprehensive income are expected to be recognized as components of net periodic benefit cost in 2012, primarily relating to net actuarial losses.

In addition, the Company expects a settlement charge of approximately $15 million in connection with the expected second quarter 2012 settlement of pension liabilities related to certain former Fortune executives.

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with accumulated benefit obligations in excess of plan assets are shown below (in millions).

	U.S.		International
	2011	2010	2011	2010
Projected benefit obligation	$357.6	$333.6	$42.0	$40.6
Accumulated benefit obligation	356.9	294.4	39.1	38.9
Fair value of plan assets	244.7	271.0	19.1	19.9

Components of net periodic benefit cost from continuing operations were as follows:

	U.S.			International
	2011	2010	2009	2011	2010	2009
Service cost	$5.1	$5.5	$5.5	$2.1	$2.1	$1.8
Interest cost	18.4	18.2	17.9	5.1	4.7	4.6
Expected return on plan assets	(22.7)	(23.1)	(21.7)	(5.1)	(4.4)	(3.7)
Amortization of net loss	8.0	7.8	5.6	0.3	0.3	0.4
Curtailment and settlement loss	4.0	0.2	6.9	0.6	0.9	0.4

Net periodic benefit cost	$12.8	$8.6	$14.2	$3.0	$3.6	$3.5

During 2011, in addition to the net periodic benefit cost shown above, the Company recognized costs of $13.5 million related to special postretirement termination benefits for certain departing executives as a result of the Separation Transactions. These costs are included within business separation costs in the consolidated statement of income.

The weighted-average assumptions used to determine future benefit obligations at December 31, 2011 and 2010 are as follows:

	U.S.		International
	2011	2010	2011	2010
Discount rate	4.9%	5.8%	5.1%	5.4%
Rate of compensation increase	4.0%	4.0%	3.6%	3.7%

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010, and 2009 are as follows:

	U.S.			International
	2011	2010	2009	2011	2010	2009
Discount rate	5.6%	6.0%	6.5%	5.4%	5.6%	6.6%
Expected long-term rate of return on plan assets	8.3%	8.6%	8.6%	6.4%	6.4%	6.4%
Rate of compensation increase	4.0%	4.0%	4.0%	3.7%	3.9%	3.9%

Expected Return on Plan Assets

Our expected blended long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Plan Assets

U.S. pension plan assets by major category of plan assets and the type of fair value measurement as of December 31, 2011 and 2010 were as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2011	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$5.1	$—	$5.1	$—
Commingled funds:
Equities:
U.S.	96.6	—	96.6	—
International	46.0	—	46.0	—
Fixed income	76.6	—	76.6	—
Multi-strategy hedge	9.1	—	—	9.1
Real estate	11.3	—	—	11.3

Total	$244.7	$—	$224.3	$20.4

		Fair Value Measurements Using
	Balance at December 31, 2010	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$1.3	$1.3	$—	$—
Equities:
Company stock	56.2	56.2	—	—
U.S.	60.3	60.3	—	—
International	16.7	16.7	—	—
Fixed Income	35.1	—	35.1	—
Commingled funds:
Equities:
U.S.	13.7	—	13.7	—
International	14.7	—	14.7	—
Fixed income	53.9	—	53.9	—
Multi-strategy hedge	9.3	—	—	9.3
Real estate	9.8	—	—	9.8

Total	$271.0	$134.5	$117.4	$19.1

A reconciliation of Level 3 measurements for assets of U.S. pension plans for the years ended December 31, 2011 and 2010 was as follows (in millions):

	$00.0	$00.0	$00.0
	Commingled Funds
	Multi-strategy hedge funds	Real estate	Total
Balance at January 1, 2010	$8.6	$5.5	$14.1
Actual return on assets related to assets still held	0.7	0.8	1.5
Purchases, sales, and settlements, net	—	3.5	3.5

Balance at December 31, 2010	$9.3	$9.8	$19.1
Actual return on assets related to assets still held	(0.2)	1.5	1.3

Balance at December 31, 2011	$9.1	$11.3	$20.4

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

International pension plan assets by major category of plan assets and the type of fair value measurement as of December 31, 2011 and 2010 were as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2011	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$0.5	$—	$0.5	$—
Group annuity/insurance contracts	20.9	—	—	20.9
Commingled funds:
Equities:
U.S.	6.7	—	6.7	—
International	24.8	—	24.8	—
Fixed income	19.6	—	19.6	—
Real estate	2.3	—	2.0	0.3

Total	$74.8	$—	$53.6	$21.2

		Fair Value Measurements Using
	Balance at December 31, 2010	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$22.7	$—	$—	$22.7
Commingled funds:
Equities:
U.S.	6.4	—	6.4	—
International	30.8	—	30.8	—
Fixed income	15.9	—	15.9	—
Real estate	0.3	—	—	0.3
Mutual funds	0.2	0.2	—	—

Total	$76.3	$0.2	$53.1	$23.0

A reconciliation of Level 3 measurements for assets of international pension plans for the years ended December 31, 2011 and 2010 was as follows (in millions):

	Group annuity/ insurance contracts	Comingled Funds - Real estate	Total
Balance at January 1, 2010	$23.7	$0.3	$24.0
Actual return on assets related to assets still held	1.8	—	1.8
Purchases, sales and settlements, net	(1.3)	—	(1.3)
Currency impact	(1.5)	—	(1.5)

Balance at December 31, 2010	$22.7	$0.3	$23.0
Actual return on assets related to assets still held	0.1	—	0.1
Purchases, sales, and settlements, net	(1.2)	—	(1.2)
Currency impact	(0.7)	—	(0.7)

Balance at December 31, 2011	$20.9	$0.3	$21.2

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our defined benefit trusts own a variety of assets including equity, fixed income, and real estate securities as well as group annuity/insurance contracts and commingled funds. Commingled trust fund valuations are based on the net asset value (NAV) of the funds as determined by the administrator of the fund and reviewed by us. NAV represents the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. Equity securities are traded on national stock exchanges and are valued at daily closing prices. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Real estate securities are valued based on recent market appraisals of underlying property as well as valuation methodologies to determine the most probable cash price in a competitive market. Valuations of group annuity/insurance contracts are based on daily closing prices of underlying securities or institutional evaluation prices consistent with industry practices.

Investment Policy and Strategy

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The U.S. defined benefit asset allocation policy allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, a cash allocation of up to 25% and other investments up to 20%. Non-U.S. investment asset allocation targets may differ depending on the country, allowing up to 90% equity, 100% fixed investments and up to 20% in real estate. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Cash Flows

Contributions

Based on current assumptions, the Company expects to contribute approximately $31.2 million and $3.2 million, respectively, to its U.S. and international pension plans during 2012. The expected contribution amount related to U.S. pension plans in 2012 includes approximately $30 million for the required settlement of pension liabilities for certain former Fortune executives.

Estimated Future Retirement Benefit Payments

Estimated future benefit payments for pension plans are as follows at December 31, 2011 (in millions):

	U.S.	International
2012	$45.8	$4.9
2013	16.7	4.0
2014	17.2	4.4
2015	17.7	4.3
2016	18.1	4.3
Years 2017-2021	97.9	24.6

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Post-Retirement Benefit Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2011 and 2010, for the Company’s other postretirement benefit plans (in millions):

	2011	2010
Change in projected benefit obligation (“PBO”)
Projected benefit obligation at beginning of year	$14.4	$15.8
Service cost	0.4	0.4
Interest cost	0.7	0.7
Actuarial gain	(0.8)	(0.2)
Participants’ contributions	0.3	0.3
Benefits paid	(1.2)	(1.1)
Plan curtailment gain	(0.8)	—
Plan amendments	—	(1.5)

Projected benefit obligation at end of year	$13.0	$14.4

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.9	0.8
Participants’ contributions	0.3	0.3
Benefits paid	(1.2)	(1.1)

Fair value of plan assets at end of year	$—	$—

Funded Status (Fair value of plan assets less PBO)	$(13.0)	$(14.4)

Amounts recognized in the balance sheet consist of (in millions):

	2011	2010
Current benefit payment liability	$(1.2)	$(1.3)
Accrued benefit liability	(11.8)	(13.1)

Net amount recognized	$(13.0)	$(14.4)

The amounts included in accumulated other comprehensive income consist of the following, for the Company’s other postretirement benefit plans, (in millions):

	2011	2010
Net actuarial gain	$2.3	$0.8
Net prior service credit	5.0	13.3

Total	$7.3	$14.1

Approximately $3.6 million of amounts in accumulated other comprehensive income are expected to be recognized as components of net periodic benefit cost in 2012, primarily relating to amortization of prior service credits for certain other postretirement benefit plans.

Components of net periodic benefit (income) cost from continuing operations were as follows, for the Company’s other postretirement benefit plans (in millions):

	2011	2010	2009
Service cost	$0.4	$0.4	$0.7
Interest cost	0.7	0.7	1.5
Amortization of prior service credit	(4.4)	(4.5)	(1.8)
Curtailment gain	(4.1)	—	—

Net periodic benefit (income) cost	$(7.4)	$(3.4)	$0.4

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average assumptions used to determine future benefit obligations at December 31, 2011 and 2010 are as follows:

	2011	2010
Discount rate	4.8%	5.3%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Discount rate	5.1%	5.8%	6.5%

The weighted-average health care trend rates used to determine future benefit obligations and net period benefit cost at December 31, 2011 and 2010 are as follows:

	2011	2010
	Medical and Prescription Drug	Medical and Prescription Drug
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2015

A one-percentage-point increase/decrease in assumed health care cost trend rates would increase/decrease the postretirement benefit obligation by $0.5 million. The impact of a one-percentage point increase/decrease on the service and interest cost is not significant.

Cash Flows

Based on current assumptions, the Company expects to contribute approximately $1.2 million to its retiree healthcare plan during 2012. Estimated future benefit payments for the Company’s retiree healthcare plan are approximately $1 million per year for the next five years and an aggregate of $5 million for the five years thereafter.

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. The expense recognized for these plans was $13.0 million, $12.6 million, and $11.8 million in 2011, 2010, and 2009, respectively.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Commitments and Contingencies

Legal

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (now known as Brown & Williamson Holding, Inc.) (B&W). In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement (the Indemnification Agreement), to indemnify the Company against claims including legal expenses arising from smoking and health and fire safe cigarette matters relating to the tobacco business of ATCO.

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

It is not possible to predict the outcome of the pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses, and because the Company is indemnified under the Indemnification Agreement.

On September 14, 2011, in connection with the Spin-Off, the Company agreed to indemnify Home & Security for any losses arising from smoking and health or fire-safe cigarette matters relating to the tobacco business of any of the Company’s predecessors or former subsidiaries.

Other Litigation

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these actions and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Guarantees

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $22.2 million, of which our guarantee exposure was $16.2 million based on facilities utilized at December 31, 2011. The Company has not recorded a liability for these guarantees.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also guarantee a lease for ACCO World Corporation, the office products business we divested in a spin-off in 2005. The liability related to this guarantee is not material. We will continue to guarantee payment of certain real estate leases, with lease payments totaling approximately $9.9 million, through April 2013.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $40 million and is recorded as a liability in our consolidated balance sheet as of December 31, 2011. Our actual obligation may differ based on closure of the tax period with the taxing authorities.

Environmental

We are subject to laws and regulations relating to the protection of the environment. At December 31, 2011 and 2010, environmental accruals amounted to $8.6 million and $10.9 million, respectively, and are included in non-current liabilities on the balance sheet. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. We are involved in remediation actions to clean up hazardous wastes as required by federal and state laws. Based on our evaluation of the cleanup cost estimates and the compliance programs, we do not believe there is a reasonable possibility that a material loss exceeding the amounts already recognized will be incurred. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs.

Commitments

Purchase obligations include contracts for raw materials and finished goods purchases; advertising, selling, and administrative services; and capital expenditures. The Company’s purchase obligations as of December 31, 2011 were (in millions):

	Payments Due by Period as of December 31, 2011
	Total	2012	2013-2014	2015-2016	Thereafter
Purchase obligations	$209.2	$127.1	$55.2	$26.6	$0.3

Customer Concentration

In each of the years ended December 31, 2011, 2010, and 2009, two customers accounted in the aggregate for approximately 30% of total sales, one of which includes the impact of the Company’s 50% owned joint ventures with TEG.

19.	$2.67 Convertible Preferred Stock — Redeemable at the Company’s Option

We have 60 million authorized shares of preferred stock. There were 153,710 and 160,729 shares of the $2.67 Convertible Preferred stock issued and outstanding at December 31, 2011 and 2010, respectively. Reacquired, redeemed or converted authorized shares that are not outstanding are required to be retired or restored to the status of authorized but unissued shares of preferred stock without series designation. The holders of $2.67 Convertible Preferred stock are entitled to cumulative dividends, three-tenths of a vote per share together with holders of common stock (in certain events, to the exclusion of the common shares), preference in liquidation over holders of common stock of $30.50 per share plus accrued dividends and to convert each share of Convertible Preferred stock into 8.411 shares of common stock. Authorized but unissued shares of common stock are reserved for issuance upon the conversions, but treasury shares may be and are delivered. Holders converted 7,019 and 10,409 shares of Preferred stock into common stock during 2011 and 2010, respectively. The Company may redeem the Convertible Preferred stock at a price of $30.50 per share, plus accrued dividends.

The Company paid cash dividends of $2.67 per share of preferred stock in the aggregate amount of $0.4 million in both the years ended December 31, 2011 and 2010 and $0.5 million in the year ended December 31, 2009.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Capital Stock

We have 750 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares
	2011	2010	2011	2010
Balance at the beginning of the year	153,212,023	150,397,549	81,665,513	84,479,987
Preferred stock conversion to common stock	50,584	68,684	(50,584)	(68,684)
Stock plan shares issued	2,770,673	1,197,433	(2,770,673)	(1,197,433)
Shares surrendered by optionees	(94,168)	(11,643)	94,168	11,643
Contribution of stock to Beam pension plan	—	1,560,000	—	(1,560,000)

Balance at the end of the year	155,939,112	153,212,023	78,938,424	81,665,513

The Company paid cash dividends on common stock in the aggregate amount of $117.4 million ($0.76 per share), $115.8 million ($0.76 per share), and $151.7 million ($1.01 per share) for the years ended December 31, 2011, 2010, and 2009, respectively.

21.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes activity relating to discontinued operations prior to the Spin-Off. The components of other comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009 are as follows (in millions):

	2011	2010	2009
Foreign currency translation (losses) gains	$(189.7)	$42.0	$293.3
Reclassifications adjustments included in earnings	(39.6)	1.3	—
Tax benefit (expense)	3.8	(17.3)	(5.2)

Foreign currency translation adjustments, net	(225.5)	26.0	288.1
Derivative instruments losses	(12.4)	(9.3)	(19.0)
Reclassifications adjustments included in earnings	21.2	10.6	(22.0)
Tax (expense) benefit	(2.1)	1.5	1.8

Derivative instruments, net	6.7	2.8	(39.2)
Current year actuarial loss – pension plans	(112.7)	(1.8)	(23.6)
Current year actuarial gain (loss) – other postretirement benefit plans	1.8	(0.3)	10.8
Current year prior service cost – other postretirement benefit plans	—	—	10.8
Reclassification adjustments included in earnings	73.9	21.2	32.4
Tax benefit (expense)	15.9	(8.1)	(12.7)

Pension and other postretirement benefit adjustments, net	(21.1)	11.0	17.7

Other comprehensive (loss) income attributable to Beam Inc. stockholders	$(239.9)	$39.8	$266.6

Reclassification adjustments included in earnings related to pension and other postretirement benefits includes amortization of actuarial gains (losses) and prior service credits (costs) and the recognition of actuarial gains and prior service cost related to curtailments and settlements. Reclassification adjustments in 2011 include amounts recorded to earnings due to the sale of the Golf business. See Note 17, Pension and Other Postretirement Benefits, for more information.

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	2011	2010
Foreign currency adjustments	$(195.5)	$85.1
Derivative instruments	4.2	(1.9)
Pension and other postretirement adjustments	(112.8)	(255.2)

Accumulated other comprehensive loss	$(304.1)	$(172.0)

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Segment Information

In connection with the Separation Transactions as described in Note 3, Discontinued Operations, we re-evaluated our reportable segments as a standalone spirits company. Our three operating segments, which are also our reportable segments, are: North America, EMEA (Europe/Middle East/Africa), and APSA (Asia-Pacific/South America). Our reportable segments are based on internal organization of the business used by management for making operating decisions and assessing performance. Key countries/markets included in North America are: Canada, Mexico, and the U.S. Key countries/markets included in EMEA are: Spain, United Kingdom, Germany, Russia, Turkey, Ireland, Italy, Hungary, Czech Republic, Romania, South Africa, North America Duty Free, and Europe Travel Retail. Key countries/markets included in APSA are: Australia, New Zealand, South East Asia, China, Brazil, India, South Korea and Japan.

Each operating segment derives revenues from the sale of distilled spirits. Segment net sales is net sales excluding items considered by management to be unusual or infrequent in nature (“segment net sales”). The measure of segment profitability regularly reviewed by the chief operating decision maker (segment operating income) is operating income excluding restructuring, restructuring-related expense, and other items considered by management to be unusual or infrequent in nature (“segment income”). Unallocated corporate costs in both periods reflect the estimated, incremental historical Fortune Brands corporate structure as compared to the estimated Beam corporate structure following the Spin-Off.

Financial information for each segment is presented in the tables below. Asset information by segment is not presented as this information is not provided to or reviewed by the Company’s chief operating decision maker.

(In millions)	2011	2010	2009
Net sales:
North America	$1,271.5	$1,161.8	$1,090.9
EMEA	505.9	477.8	489.3
APSA	487.4	455.3	400.1

Segment net sales	$2,264.8	$2,094.9	$1,980.3

One-time impact of Australia distribution agreement	46.3	—	—

Consolidated net sales	$2,311.1	$2,094.9	$1,980.3

Income from continuing operations before income taxes:
North America	$360.9	$359.8	$354.8
EMEA	120.3	98.7	120.2
APSA	91.0	93.8	98.5

Total segment income	$572.2	$552.3	$573.5

Restructuring charges (Note 7)	7.7	15.4	28.8
Other charges (Note 7)	133.0	28.8	97.7
Unallocated corporate costs	36.0	51.9	47.9

Consolidated operating income	$395.5	$456.2	$399.1
Interest expense	117.4	143.7	143.6
Loss on early extinguishment of debt	149.2	—	—
Other (income) expense	(40.4)	(33.2)	7.5

Income from continuing operations before income tax	$169.3	$345.7	$248.0

Depreciation expense:
North America	$43.9	$37.9	$33.6
EMEA	24.6	25.3	20.5
APSA	22.4	21.7	17.9

Depreciation expense	$90.9	$84.9	$72.0

Amortization of intangible assets:
North America	$7.9	$7.2	$8.1
EMEA	4.4	4.9	4.9
APSA	4.0	4.2	4.3

Amortization of intangible assets	$16.3	$16.3	$17.3

Refer to Note 7, Restructuring and Other Charges, for more information on restructuring charges and other charges.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and long-lived assets by location are as follows (in millions):

	2011	2010	2009
Net sales (a):
United States	$1,163.8	$1,034.6	$981.9
Australia	289.7	246.2	243.3
All other countries	857.6	814.1	755.1

Total net sales	$2,311.1	$2,094.9	$1,980.3

Long-lived assets:
United States	$359.8	$321.5
Spain	164.3	173.3
All other countries	205.6	173.4

Total long-lived assets	$729.7	$668.2

(a)	Based on country of destination.

23.	Quarterly Financial Data (Unaudited)

The Company began reporting its former Golf segment as a discontinued operation beginning in the quarter ended June 30, 2011 and its former Home & Security segment as a discontinued operation beginning in the quarter ended December 31, 2011. Prior period results have been reclassified to conform to the discontinued operations presentation. Selected quarterly financial data for the years ended December 31, 2011 and 2010 are as follows (in millions, except per share data):

	2011
	First Quarter (b)	Second Quarter (c)	Third Quarter (d)	Fourth Quarter (e)
Net sales (a)	$524.0	$570.4	$579.2	$637.5
Gross profit	294.4	328.7	335.8	364.4
Income (loss) from continuing operations	61.7	62.4	(82.0)	91.2
Income (loss) from discontinued operations	21.5	267.6	495.8	(2.7)
Net income	83.2	330.0	413.8	88.5
Net income attributable to Beam Inc.	81.2	328.6	413.1	88.5
Basic earnings (loss) per Beam Inc. common share
Continuing operations	$0.40	$0.40	$(0.53)	$0.59
Discontinued operations	0.13	1.73	3.20	(0.02)

Net income	$0.53	$2.13	$2.67	$0.57
Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$0.39	$0.40	$(0.53)	$0.58
Discontinued operations	0.13	1.69	3.20	(0.02)

Net income	$0.52	$2.09	$2.67	$0.56

	2010
	First Quarter	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (h)
Net sales (a)	$446.7	$503.5	$514.8	$629.9
Gross profit	260.2	304.5	308.8	356.4
Income from continuing operations	42.6	131.3	56.1	79.5
Income from discontinued operations	31.8	98.1	48.6	7.9
Net income	74.4	229.4	104.7	87.5
Net income attributable to Beam Inc.	72.2	227.4	102.6	85.4
Basic earnings per Beam Inc. common share
Continuing operations	$0.28	$0.86	$0.37	$0.52
Discontinued operations	0.20	0.63	0.30	0.04

Net Income	$0.48	$1.49	$0.67	$0.56
Diluted earnings per Beam Inc. common share
Continuing operations	$0.28	$0.85	$0.36	$0.51
Discontinued operations	0.19	0.63	0.30	0.04

Net income	$0.47	$1.48	$0.66	$0.55

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)	Net sales have been reduced by $148.9 million, $132.5 million, $128.0 million and $151.1 million for the first, second, third, and fourth quarters in 2011, respectively, and by $126.4 million, $128.0 million, $128.3 million and $188.3 million for the first, second, third, and fourth quarters in 2010, respectively, for excise taxes related to continuing operations that were previously within “Cost of goods sold” and are now classified as a reduction of sales as described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies – Changes in Basis of Presentation and Accounting.
(b)	Unusual items impacting the quarter ended March 31, 2011 include (on a pre-tax basis): $46.3 million favorable one-time sales impact and $23.6 million favorable one-time operating income impact associated with transition to our new long-term distribution agreement in Australia and $9.2 million related to business separation costs.
(c)	Unusual items impacting the quarter ended June 30, 2011 include (on a pre-tax basis): $8.1 million for business separation costs.
(d)	Unusual items impacting the quarter ended September 30, 2011 include (on a pre-tax basis): $134.0 million loss on early extinguishment of debt, $68.6 million of business separation costs, $25.0 million of acquisition-related contingent consideration, and $7.6 million gain related to a distribution from our Maxxium investment.
(e)	Unusual items impacting the quarter ended December 31, 2011 include (on a pre-tax basis): $31.3 million for impairment of tradenames, $19 million tax benefit related to the resolution of routine foreign tax audits, and $15.2 million loss on early extinguishment of debt.
(f)	Unusual items impacting the quarter ended June 30, 2010 include (on a pre-tax basis): $42.4 million tax benefit and $25.6 million tax indemnification income related to the resolution of routine foreign tax audits.
(g)	Unusual items impacting the quarter ended September 30, 2010 include (on a pre-tax basis): $14.5 million for restructuring charges and $8.6 million loss on sale of brands and related assets.
(h)	Unusual items impacting the quarter ended December 31, 2010 include (on a pre-tax basis): $7.4 million loss on sale of brands and related assets and $5.3 million for income tax credits related to the resolution of a routine foreign tax audit.

24.	Subsequent Event

In the first quarter of 2012, the Company acquired all outstanding common shares of Cooley Distillery plc, an award-winning independent Irish whiskey producer. The purchase price was approximately $95 million, including the repayment of outstanding debt. The acquisition will be included in Beam’s consolidated financial statements from the date of acquisition.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Beam Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Beam Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of excise taxes collected from customers and remitted to governmental authorities on a gross basis to presenting them on a net basis.

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

February 28, 2012

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the consolidated financial statements included in this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of the Registered Public Accounting Firm.

The report on the effectiveness of the Company’s internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors has adopted a Code of Ethics for the CEO and Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer and controller. The Code of Ethics for the CEO and Senior Financial Officers is available, free of charge, on the Company’s website, www.beamglobal.com. A copy of the Code of Ethics for the CEO and Senior Financial Officers is also available and will be sent to shareholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11.	Executive Compensation.

See the information under the captions “Board Committees — Compensation and Benefits Committee,” “2011 Compensation,” “Compensation Discussion and Analysis” and “Compensation and Benefits Committee Report” contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions “Certain Information Regarding Security Holdings” and “Equity Compensation Plan Information” contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2011 and 2010 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 contained in Item 8 hereof.

Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

All schedules are omitted because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

2	Acquisitions and Dispositions

2.1	Stock Purchase Agreement dated as of May 19, 2011 by and between the Company and Alexandria Operations Corp (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).†

(i)	Amendment No. 1 to Stock Purchase Agreement dated July 29, 2011 by and between the Company and Alexandria Operations Corp. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

2.2	Separation and Distribution Agreement dated as of September 27, 2011 by and between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

3	Articles of Incorporation and By-Laws

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

3(ii)	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

4	Instruments Defining the Rights of Security Holders ††

4.1	Indenture dated as of July 15, 1988 between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (“JPMorgan Chase”) (incorporated by reference to Exhibit 4a to our Current Report on Form 8-K filed on June 27, 1989, Commission file number 1-9076).

(i)	First Supplemental Indenture dated as of November 14, 1990 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4b to our Current Report on Form 8-K filed on November 19, 1990, Commission file number 1-9076).

(ii)	Second Supplemental Indenture dated as of September 1, 1991 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4c to our Current Report on Form 8-K filed on October 10, 1991, Commission file number 1-9076).

(iii)	Third Supplemental Indenture dated as of May 28, 1997 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076).

4.2	Indenture dated as of April 15, 1999 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076).

4.3	Conformed copy of the Fiscal Agency Agreement dated February 1, 2006 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2006, Commission file number 1-9076).

4.4	Registration Rights Agreement between the Company and GreatBanc Trust Company, as investment manager of the accounts held under the Beam Inc. (formerly, Fortune Brands Inc.) Master Retirement Trust (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 3, 2010, Commission file number 1-9076).

10	Material Contracts

Management Contracts and Compensatory Plans and Arrangements

10.1	Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on March 9, 2007, Commission file number 1-9076).

10.2	1999 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076).

10.3	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076).

(i)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iii)	Form of Incentive Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iv)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(v)	September 2005 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vi)	September 2005 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vii)	September 2006 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(viii)	September 2006 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(ix)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.4	2007 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076).

(i)	Form of Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(iii)	February 2008 Nonqualified Stock Option Terms and Conditions for an award made to Bruce A. Carbonari (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(iv)	Form of Restricted Stock Unit Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2008, Commission file number 1-9076).

(v)	First Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076).

(vi)	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009, Commission file number 1-9076).

(vii)	Second Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076).

(viii)	Form of Performance Award Notice and Terms and Conditions for 2009-2011 Awards (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, Commission file number 1-9076).

(ix)	Performance Award Notice and Agreement between the Company and Bruce A. Carbonari for the July 1, 2009 to June 30, 2011 award granted on July 27, 2009 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, Commission file number 1-9076).

(x)	Form of Amendment to the Restricted Stock Unit Agreements for awards granted to certain executives on February 25, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, Commission file number 1-9076).

(xi)	Restricted Stock Unit Agreement between the Company and Patrick J. Koley effective February 3, 2009 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2009, Commission file number 1-9076).

(xii)	September 2009 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission file number 1-9076).

(xiii)	February 2010 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission file number 1-9076).

(xiv)	Form of Performance Award Notice and Terms and Conditions for 2010-2012 awards (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2010, Commission file number 1-9076).

(xv)	Form of Amendment to February 2009, July 2009 and February 2010 Performance Stock Awards Terms and Conditions (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2010, Commission file number 1-9076).

(xvi)*	February 2011 Nonqualified Stock Option Terms and Conditions.

(xvii)*	Form of Performance Award Notice and Terms and Conditions for 2011-2013 awards.

(xviii)*	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives.

10.5	Supplemental Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2007, Commission file number 1-9076).

(i)	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers (incorporated by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(ii)	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers (incorporated by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(iii)	Schedule identifying employee grantor Trust Agreements in favor of certain executives (incorporated by reference to Exhibit 10i2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission file number 1-9076).

(iv)	Amendment to the Supplemental Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076).

(v)	Second Amendment to the Supplemental Plan (as amended and restated effective January 1, 2008) as of October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2010, Commission file number 1-9076).

10.6	2011 Long-Term Incentive Plan (incorporated herein by reference to Appendix C to our Proxy Statement filed on March 7, 2011, Commission file number 1-9076).

(i)	First Amendment to the 2011 Long-Term Incentive Plan (incorporated herein by reference to Annex A to our additional definitive proxy materials on Schedule 14A filed on March 29, 2011, Commission file number 1-9076).

(ii)	Form of Founders Grant Restricted Stock Unit Agreement Terms and Conditions (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

(iii)	Form of Founders Grant Nonqualified Stock Options Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

10.7	Beam Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on November 9, 2011, Commission file number 333-177865).

10.8	Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076).

(i)	1998 Amendment to Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, Commission file number 1-9076).

(ii)	1999 Amendment to Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10b9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-9076).

(iii)	2001 Amendment to Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission file number 1-9076).

(iv)	2007 Amendment to Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.9	2002 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission file number 1-9076).

(i)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(ii)	Amendment to 2002 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.10	Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2000, Commission file number 1-9076).

10.11	2005 Non-Employee Director Stock Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on March 14, 2005, Commission file number 1-9076).

10.12	2010 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on March 8, 2010, Commission file number 1-9076).

10.13	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.14	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof (incorporated by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076).

(i)	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan (incorporated by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076).

(ii)	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

10.15	Resolution of the Board of Directors of the Company adopted on July 26, 1988 with respect to retirement and health benefits provided to Mark A. Roche (incorporated by reference to Exhibit 10f2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission file number 1-9076).

10.16	Trust Agreement among Moen Incorporated, Northern Trust Company and Bruce A. Carbonari establishing an employee grantor trust for purposes of paying amounts under the Moen Incorporated Supplemental Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

10.17	Severance Plan for Vice Presidents, as amended and restated July 15, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

10.18	Form of Change of Change in Control Agreement between the Company and each of Messrs. Carbonari, Omtvedt, Roche and Hausberg (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076).

(i)	Form of Trust Agreement among the Company, Northern, et al. establishing an aggregate rabbi trust in favor of certain executive officers for purposes of paying amounts under change in control agreements (incorporated by reference to Exhibit 10n1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(ii)	Form of Amendment to Change in Control Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche and Hausberg (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission file number 1-9076).

10.19	Severance Agreement dated September 19, 2007 between the Company and Bruce A. Carbonari (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076).

10.20	Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement (incorporated by reference to Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(i)	Form of Amendment to the Letter Agreement dated January 2, 2002 between the Company and Bruce A. Carbonari to provide benefits upon retirement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076).

10.21	Form of Severance Agreement between the Company and each of Messrs. Omtvedt, Roche and Hausberg (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2007, Commission file number 1-9076).

(i)	Form of Amendment to Severance Agreements between the Company and each of Messrs. Carbonari, Omtvedt, Roche and Hausberg (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission file number 1-9076).

10.22	Agreement for the Payment of Benefits Following Termination of Employment between the Company and Mr. Koley dated April 28, 2009 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.23*	Form of Agreement for the Payment of Benefits Following Termination of Employment dated as of October 4, 2011 between the Company and each of Messrs. Shattock, Probst, Newlands, Baladi and Baldock.

10.24	Form of Aircraft Time-Sharing Agreement between the Company and each of Messrs. Carbonari and Omtvedt (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2008, Commission file number 1-9076).

10.25	Success Bonus Agreement, dated as of September 8, 2011, between the Company and Bruce A. Carbonari (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2011, Commission file number 1-9076).

10.26	Success Bonus and Consulting Agreement, dated as of September 8, 2011, between the Company and Craig P. Omtvedt (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2011, Commission file number 1-9076).

Other Material Contracts

10.27	Credit Agreement dated as of December 14, 2011, among Beam Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2011, Commission file number 1-9076).

10.28	Indemnification Agreement dated as of September 14, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-9076).

10.29	Tax Allocation Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.30	Employee Matters Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.31	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 10.64 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

10.32	Supplemental Agreement dated as of July 30, 2004 among the Company, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) (incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, Commission file number 1-9076).

12*	Statement re computation of ratio of earnings to combined fixed charges and preferred dividends.

18*	Preferability Letter of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24*	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99*	List of Pending/Terminated Cases.

101*	The following materials from the Beam Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
††	In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: February 28, 2012	BY:	/s/ MATTHEW J. SHATTOCK
Matthew J. Shattock
President and Chief Executive Officer (principal executive officer)

/s/ ROBERT F. PROBST
Robert F. Probst
Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MATTHEW J. SHATTOCK	/s/ ANN F. HACKETT*
Matthew J. Shattock,	Ann F. Hackett, Director
President and Chief Executive Officer (principal executive officer) and Director	Date: February 28, 2012
Date: February 28, 2012

/s/ ROBERT F. PROBST	/s/ A.D. DAVID MACKAY*
Robert F. Probst, Senior Vice President and Chief	A. D. David Mackay, Director
Financial Officer (principal financial officer)	Date: February 28, 2012
Date: February 28, 2012

/s/ LEO A. MIERZWICKI	/s/ ROBERT A. STEELE*
Leo A. Mierzwicki, Vice President and Corporate	Robert A. Steele, Director
Controller (principal accounting officer)	Date: February 28, 2012
Date: February 28, 2012

/s/ RICHARD A. GOLDSTEIN*	/s/ ANNE M. TATLOCK*
Richard A. Goldstein, Director	Anne M. Tatlock, Director
Date: February 28, 2012	Date: February 28, 2012

/s/ STEPHEN W. GOLSBY*	/s/ PETER M. WILSON*
Stephen W. Golsby, Director	Peter M. Wilson, Director
Date: February 28, 2012	Date: February 28, 2012

*By:	/s/ KENTON R. ROSE
Kenton R. Rose, Attorney-in-Fact