Form 10-Q
period 2012-03-31
BEAM INC
filed 2012-05-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at March 31, 2012, was 157,597,190.

Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In millions, except per share amounts)	Three months ended March 31,
	2012	2011
Sales	$662.9	$673.1
Less: Excise taxes	(129.1)	(149.1)

Net sales	533.8	524.0
Cost of goods sold	219.1	229.6

Gross profit	314.7	294.4
Advertising and marketing expense	76.7	66.5
Selling, general and administrative expense	100.4	100.7
Amortization of intangible assets	4.2	3.9
Restructuring charges	2.3	2.1
Business separation costs	—	9.2

Operating income	131.1	112.0
Interest expense	24.5	30.9
Other (income) expense	(5.9)	0.1

Income from continuing operations before income taxes	112.5	81.0
Income taxes	34.1	19.3

Income from continuing operations—Beam Inc.	78.4	61.7
Income from discontinued operations, net of tax	0.7	21.5

Net income	$79.1	$83.2
Less: Noncontrolling interests related to discontinued operations	—	2.0

Net income attributable to Beam Inc.	$79.1	$81.2

Basic earnings per Beam Inc. common share
Continuing operations	$0.50	$0.40
Discontinued operations	—	0.13

Net income	$0.50	$0.53
Diluted earnings per Beam Inc. common share
Continuing operations	$0.49	$0.39
Discontinued operations	—	0.13

Net income	$0.49	$0.52
Cash dividends per share paid on common stock	$0.205	$0.19
Weighted-average common shares outstanding—basic	157.1	153.7
Weighted-average common shares outstanding—diluted	159.6	156.6

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions)	Three months ended March 31,
	2012	2011
Net income	$79.1	$83.2
Other comprehensive income:
Foreign currency translation adjustments
Foreign currency translation gains	119.7	109.3
Tax benefit	—	14.0
Derivative instruments
Derivative instrument losses	(1.5)	(8.4)
Reclassification adjustments included in earnings	0.8	5.0
Tax benefit	0.3	2.1
Pension and other postretirement benefit adjustments
Reclassification adjustments included in earnings	0.6	6.1
Tax expense	(0.2)	(2.3)

Total other comprehensive income	119.7	125.8

Comprehensive income	198.8	209.0
Less: Comprehensive income attributable to noncontrolling interests	—	2.0

Comprehensive income attributable to Beam Inc.	$198.8	$207.0

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except per share amounts)	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$88.5	$218.3
Accounts receivable from customers	373.2	364.8
Accounts receivable from related parties	6.8	21.0
Inventories
Maturing spirits	1,377.1	1,283.2
Finished products	189.0	167.3
Other raw materials, supplies, and work in process	117.0	101.0

	1,683.1	1,551.5
Other current assets	251.0	278.8

Total current assets	2,402.6	2,434.4
Property, plant and equipment	754.4	729.7
Goodwill	2,160.0	2,103.9
Other intangible assets	2,184.2	2,099.0
Investments in affiliates	45.8	42.2
Other non-current assets	92.3	82.6

Total assets	$7,639.3	$7,491.8

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$332.4	$28.4
Accounts payable to vendors	133.5	134.1
Accounts payable to related parties	29.1	36.0
Other current liabilities	471.7	560.2

Total current liabilities	966.7	758.7
Long-term debt	1,612.2	1,902.1
Deferred income taxes	408.5	375.1
Accrued pension and postretirement benefits	120.6	118.7
Other non-current liabilities	216.7	237.5

Total liabilities	$3,324.7	$3,392.1

Equity
Beam Inc. stockholders’ equity
$2.67 Convertible Preferred stock	4.6	4.7
Common stock, par value $3.125 per share, 750.0 shares authorized, 234.9 shares issued, and 157.6 shares outstanding at March 31, 2012	734.0	734.0
Paid-in capital	871.8	882.4
Accumulated other comprehensive loss	(184.4)	(304.1)
Retained earnings	5,935.6	5,892.6
Treasury stock, at cost	(3,047.0)	(3,109.9)

Total equity	4,314.6	4,099.7

Total liabilities and equity	$7,639.3	$7,491.8

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In millions)	Three months ended March 31,
	2012	2011
Operating activities
Net income	$79.1	$83.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24.6	50.3
Amortization	1.3	8.3
Stock-based compensation	4.4	13.8
Deferred income taxes	2.8	13.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16.5	(130.9)
Inventories	(61.8)	(28.7)
Accounts payable	(18.1)	(19.2)
Other assets	21.8	(13.7)
Accrued expenses and other liabilities	(122.2)	(182.6)

Net cash used in operating activities	(51.6)	(206.3)

Investing activities
Capital expenditures	(23.4)	(37.3)
Proceeds from the disposition of assets	0.3	1.5
Acquisitions, net of cash acquired	(71.7)	(39.0)
Return of investment in affiliates	2.0	2.1
Cash transfer from Fortune Brands Home & Security Inc. in spin-off	6.0	—

Net cash used in investing activities	(86.8)	(72.7)

Financing activities
(Decrease) increase in short-term debt, net	(8.5)	281.1
Repayment of long-term debt	—	(590.6)
Dividends to stockholders	(32.3)	(29.2)
Proceeds from stock-based awards, net	45.2	20.7
Tax benefit on exercise of stock options	3.1	0.8
Dividends paid to noncontrolling interests	—	(0.9)

Net cash provided by (used in) financing activities	7.5	(318.1)

Effect of foreign exchange rate changes on cash	1.1	1.6

Net decrease in cash and cash equivalents	(129.8)	(595.5)
Change in cash included in assets of discontinued operations	—	1.5
Cash and cash equivalents at beginning of period	218.3	811.5

Cash and cash equivalents at end of period	$88.5	$217.5

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation, and Principles of Consolidation

Description of Business

Beam Inc. is a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, Scotch whisky, Canadian whisky, vodka, tequila, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails.

References to “we,” “our,” “us,” “Beam” and “the Company” refer to Beam Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company’s reportable segments are North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”).

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Beam Inc. (after elimination of intercompany transactions) and its majority-owned subsidiaries.

The Company, formerly known as Fortune Brands, Inc., separated its three business segments during 2011. It completed the sale of the Golf business (the “Golf business”) in July 2011 and the tax-free spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”) in October 2011. The results of operations of Home & Security and the Golf business were reclassified to discontinued operations in the accompanying condensed consolidated statement of income for the three months ended March 31, 2011. The cash flows from discontinued operations for the three months ended March 31, 2012 and 2011 are not separately stated and classified in the accompanying condensed consolidated statement of cash flows. Footnote disclosures only relate to continuing operations except where noted otherwise.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our audited annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated balance sheet as of March 31, 2012 and the related condensed consolidated statement of income, condensed consolidated statement of comprehensive income and condensed consolidated statement of cash flows, each for the three months ended March 31, 2012 and 2011, are unaudited. In the opinion of management these financial statements include all adjustments that are considered necessary for a fair presentation of our financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Interim results may not be indicative of results for a full year.

The presentation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results in future periods could differ from those estimates.

2.	Recently Issued Accounting Standards

Presentation of Comprehensive Income

In 2011, the Financial Accounting Standards Board issued two Accounting Standard Updates, which amend guidance for the presentation of comprehensive income. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. We adopted the guidance effective January 1, 2012 and have retrospectively applied the new presentation of comprehensive income to prior periods presented. We now present the components of other comprehensive income and total comprehensive income in a separate statement. Other than the change in presentation and disclosure, the update did not have an impact on our financial condition or results of operations.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Acquisitions

Acquisition in 2012

In January 2012, we acquired Cooley Distillery plc (“Cooley”), an Irish whiskey producer, for a purchase price of approximately €60 million ($75 million) plus the repayment of outstanding debt. The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Cash	$3.5
Accounts receivable	4.9
Inventory	35.0
Property, plant and equipment	14.0
Intangible assets (tradenames)	19.3
Debt	(17.2)
Other liabilities	(12.9)

Total identifiable assets	46.6
Goodwill	28.4

$75.0

None of the goodwill is expected to be deductible for tax purposes. Cooley’s results of operations, which were not material to our first quarter 2012 results, are included in our condensed consolidated financial statements from the date of acquisition. The repayment of indebtedness in connection with the transaction is included within “(decrease) increase in short-term debt, net” within the accompanying condensed consolidated statement of cash flows.

Acquisition in 2011

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. We recorded the estimated fair value of contingent consideration, which is based on the achievement of certain sales targets, as of the acquisition date.

During the first quarter of 2012, we paid approximately $2 million of previously accrued contingent consideration based on the attainment of contractual earn-outs during 2011. The estimated fair value of remaining contingent consideration as of March 31, 2012 was approximately $26 million. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration sales targets and assumed probabilities. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during the first quarter of 2012. In future periods, the Company may be required to record additional contingent consideration in an amount not in excess of approximately $2 million. Any change in our estimated liability for contingent consideration will increase or decrease operating income in future periods.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Discontinued Operations

On October 3, 2011, Beam Inc. completed the Spin-Off of Home & Security by distributing 100% of the outstanding shares of common stock of Home & Security to holders of the Company’s common stock.

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

The following table summarizes the results of the Home & Security and Golf businesses for the three months ended March 31, 2012 and 2011 (in millions).

	2012	2011
Net sales	$—	$1,084.4
Income from discontinued operations before income taxes	$5.1	$31.6
Income tax expense	4.4	10.1

Net income from discontinued operations	$0.7	$21.5

We recorded adjustments to net income from discontinued operations in 2012 for the impact of settlement of certain liabilities relating to discontinued operations that were retained by the Company. Additional adjustments may be recorded in future quarters as we continue to settle liabilities related to discontinued operations (primarily related to income and other taxes). Income tax expense from discontinued operations includes a charge of $4.6 million due to a 2012 U.S. tax regulation change affecting Home & Security during the period in which we owned the business. We recorded an equal amount of indemnification income under our tax allocation agreement with Home & Security.

Interest expense associated with the Company’s debt, which was not directly associated with a discontinued segment, was allocated to discontinued operations based on the ratio of net assets of the Home & Security and Golf businesses to the sum of the Company’s total net assets plus consolidated debt other than debt directly attributable to other operations of the Company. The amount of interest expense allocated to discontinued operations for the three months ended March 31, 2011 was $15.7 million.

5.	Stock-Based Compensation

We use stock options, performance share awards (“PSUs”), and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. During the first quarter of 2012, we granted 458,233 stock options, 179,357 PSUs and 135,823 RSUs. The total grant-date fair value of awards granted during the first quarter of 2012 was $24.4 million and related expense is expected to be recognized over a weighted-average period of three years.

6.	Business Separation Costs

Business separation costs are directly related to implementing the Separation Transactions (refer to Note 4, Discontinued Operations, for additional information on the Separation Transactions). We recorded $9.2 million of business separation costs in the three months ended March 31, 2011. Business separation costs consisted of financial, legal and other separation-related advisory fees.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for continuing operations for the three months ended March 31, 2012 and 2011 (in millions):

	2012	2011
Workforce restructurings	$2.3	$0.5
Lease/contract terminations	—	1.6

	$2.3	$2.1

In 2012, restructuring charges related to organizational streamlining initiatives, which primarily include the Company’s plans to relocate certain of its U.S. finance and human resource shared services from its Deerfield headquarters to one of its Kentucky locations. In 2011, restructuring charges related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives.

The changes in the balance of the restructuring liability for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	Workforce Restructurings	Contract Termination Costs	Total
Balance at December 31, 2010	$12.8	$9.9	$22.7
Provision	0.5	1.6	2.1
Cash payments	(3.7)	(3.7)	(7.4)
Foreign currency and other non-cash changes	(0.9)	(0.1)	(1.0)

Balance at March 31, 2011	$8.7	$7.7	$16.4

Balance at December 31, 2011	$7.5	$3.2	$10.7
Provision	2.3	—	2.3
Cash payments	(1.8)	(0.1)	(1.9)
Foreign currency and other non-cash changes	0.6	—	0.6

Balance at March 31, 2012	$8.6	$3.1	$11.7

We expect the remaining liability related to workforce restructurings to be paid in 2012 and 2013 and the remaining liability related to lease costs will be paid over the respective lease terms.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other charges (gains)

In addition to restructuring charges, our pre-tax operating income for the three months ended March 31, 2012 and 2011 was impacted by the following additional items (in millions):

	2012	2011
Australia distribution one-time sale (a)	$—	$(23.6)
Acquisition-related charges (b)	3.8	—
Other charges (c)	0.8	4.0

	$4.6	$(19.6)

(a)	Relates to the one-time sale of inventory associated with transition to our new long-term manufacturing and distribution agreement in Australia. This amount consists of $46.3 million included in “Net sales” and $22.7 million included in “Cost of goods sold” in the condensed consolidated income statement.
(b)	Consists of costs associated with the acquisition and integration of the Cooley business and is included in “Selling, general, and administrative expense” in the condensed consolidated income statement.
(c)	2012 primarily consists of consulting fees related to continuous improvement projects. 2011 primarily consists of charges related to accelerated depreciation for fixed assets that are being taken out of service early and the write-down of inventory associated with discontinued brands. Other charges included in “Cost of goods sold” in the condensed consolidated income statement for 2012 and 2011 are $0.2 million and $4.6 million, respectively. Other charges (gains) included in “Selling, general, and administrative expense” in the condensed consolidated income statement for 2012 and 2011 are $0.6 million and $(0.6) million, respectively.

8.	Income Taxes

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 30.3% and 23.8%, respectively. The effective tax rates in 2012 and 2011 were less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $27 million to $75 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Beam Inc. by diluted weighted average number of shares, which considers potential dilution from conversion/exercise of outstanding preferred stock and stock-based awards.

The computations of basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended March 31,
	2012	2011
Income from continuing operations	$78.4	$61.7
Income from discontinued operations	0.7	19.5

Net income attributable to Beam Inc.	$79.1	$81.2
Less: Preferred stock dividends	(0.1)	(0.1)

Income attributable to Beam Inc. common stockholders — basic	$79.0	$81.1

Weighted average common shares outstanding — basic	157.1	153.7
Dilutive effect of conversion of convertible preferred stock	1.3	1.1
Dilutive effect of exercise of stock-based awards	1.2	1.8

Weighted average common shares outstanding — diluted	159.6	156.6

Basic Earnings Per Common Share
Continuing operations	$0.50	$0.40
Discontinued operations	—	0.13

Net income	$0.50	$0.53
Diluted Earnings Per Common Share
Continuing operations	$0.49	$0.39
Discontinued operations	—	0.13

Net income	$0.49	$0.52

Antidilutive shares excluded from weighted average number of common shares outstanding for diluted EPS	7.0	8.2

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Derivative Instruments

We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates or interest rates. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into interest rate swaps.

We enter into foreign exchange contracts to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months from the most recent balance sheet date. We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Mexican peso, the Canadian dollar, the Euro, the British pound, and the Australian dollar. The U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2012 and December 31, 2011 was $385.0 million and $450.4 million, respectively.

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial. The fair values of derivative instruments on the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 were (in millions):

		Fair Value
	Balance Sheet Classification	March 31, 2012	December 31, 2011
Assets
Foreign exchange contracts	Other current assets	$1.8	$3.7
Liabilities
Foreign exchange contracts	Other current liabilities	$3.2	$5.8

The effects of derivative financial instruments on the condensed statements of income and comprehensive income for the three months ended March 31, 2012 and 2011 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow — foreign exchange contracts	$(1.5)	$(1.5)	Net sales (reclassifications)	$(0.8)	$(3.9)
Fair value — interest rate contracts	n/a	n/a	Interest expense	—	5.0
Fair value — foreign exchange contracts	n/a	n/a	Other income	(1.0)	(11.2)

Total	$(1.5)	$(1.5)		$(1.8)	$(10.1)

We estimate that approximately $1 million of net derivative losses included in OCI as of March 31, 2012 will be reclassified to earnings within the next twelve months.

In the three months ended March 31, 2012 and 2011, the ineffective portion of cash flow hedges recognized in other (income) expense was insignificant.

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

We use the following methods and assumptions to estimate the fair values of our financial instruments:

Derivative financial instruments are carried at fair value, based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	Fair Value
	March 31, 2012	December 31, 2011
Assets
Derivative financial instruments (Level 2)	$1.8	$3.7
Liabilities
Derivative financial instruments (Level 2)	$3.2	$5.8

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at March 31, 2012 and December 31, 2011 was $88.5 million and $218.3 million.

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) at March 31, 2012 was approximately $2,030.1 million, compared with the aggregate carrying value of $1,906.5 million. The fair value of our long-term debt (considered a Level 2 fair value measurement) at December 31, 2011 was approximately $2,015.4 million, compared with the aggregate carrying value of $1,902.1 million.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Pension and Other Postretirement Benefits

We have a number of pension plans covering many of the Company’s current and former employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. In addition, from time to time, we have made contributions in excess of the legal funding requirements.

During the third quarter of 2011, the Company amended certain of its pension plans in the U.S. to freeze the accrual of future benefits effective at December 31, 2011. This freeze relates to Beam non-union employees.

As part of the Separation Transactions described in Note 4, Discontinued Operations, pension plans that were directly related to the discontinued operations were transferred with the other assets and liabilities of the disposed businesses.

Components of net periodic benefit cost from continuing operations for the three months ended March 31, 2012 and 2011 were as follows for the Company’s pension plans (in millions):

	U.S.		International
	2012	2011	2012	2011
Service cost	$0.3	$1.5	$0.6	$0.5
Interest cost	4.1	4.7	1.2	1.3
Expected return on plan assets	(5.0)	(5.9)	(1.1)	(1.3)
Amortization of net loss	1.3	2.4	0.2	0.1

Net periodic benefit cost	$0.7	$2.7	$0.9	$0.6

Components of net periodic benefit income from continuing operations for the three months ended March 31, 2012 and 2011 were as follows for the Company’s other postretirement benefit plans (in millions):

	2012	2011
Service cost	$0.1	$0.1
Interest cost	0.1	0.2
Amortization of prior service credit	(0.9)	(1.1)

Net periodic benefit income	$(0.7)	$(0.8)

13.	Commitments and Contingencies

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Guarantees

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $23.1 million, of which our guarantee exposure was $15.3 million based on facilities utilized at March 31, 2012. The Company has not recorded a liability for these guarantees.

We guarantee a lease for ACCO World Corporation (“ACCO”), the office products business we divested in a spin-off in 2005. As of March 31, 2012 remaining lease payments totaling $8.3 million are payable by ACCO through early 2013. The liability related to this guarantee is not material.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $40 million and is recorded as a liability in our condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011. Our actual obligation may differ based on closure of the tax period with the taxing authorities or if there is an audit during open periods resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Environmental

We are subject to laws and regulations relating to the protection of the environment. At March 31, 2012 and December 31, 2011, environmental accruals amounted to $8.5 million and $8.6 million, respectively, and are included in non-current liabilities on the balance sheet. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. We are involved in remediation actions to clean up hazardous wastes as required by federal and state laws. Based on our evaluation of the cleanup cost estimates and the compliance programs, we do not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued will be incurred. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Segment Information

Our three operating segments, which are also our reportable segments, are: North America, EMEA (Europe/Middle East/Africa), and APSA (Asia-Pacific/South America). Our reportable segments are based on internal organization of the business used by management for making operating decisions and assessing performance. Key countries/markets included in North America are the United States, Canada, and Mexico. Key countries/markets included in EMEA are Germany, Spain, the United Kingdom, Russia, Turkey, Ireland, Italy, Hungary, Czech Republic, Romania, South Africa, North America Duty Free, and Europe Travel Retail. Key countries/markets included in APSA are Australia, New Zealand, Southeast Asia, China, Brazil, India, South Korea and Japan.

Each operating segment derives revenues from the sale of distilled spirits. Segment net sales is net sales excluding items considered by management to be unusual or infrequent in nature. The measure of segment profitability regularly reviewed by the chief operating decision maker is operating income before charges/gains that management believes are not considered indicative of the segments’ underlying operating performance; consequently segment results presented in accordance with GAAP exclude such items. Charges/gains excluded from segment results include restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring charges under GAAP, acquisition and integration related costs, business separation costs, and the one-time sales impact of transitioning to our long-term distribution agreement in Australia. Unallocated corporate costs in 2011 reflect the estimated, incremental historical Fortune Brands corporate structure as compared to the estimated Beam corporate structure following the Spin-Off.

Financial information for each segment is presented in the tables below.

	Three months ended March 31,
(In millions)	2012	2011
Net sales:
North America	$309.3	$274.7
EMEA	107.3	95.8
APSA	117.2	107.2

Segment net sales	$533.8	$477.7
Australia distribution one-time sale	—	46.3

Consolidated net sales	$533.8	$524.0

Income from continuing operations before income taxes:
North America	$98.6	$82.9
EMEA	17.4	20.4
APSA	22.0	14.8

Total segment income	$138.0	$118.1
Business separation costs (Note 6)	—	9.2
Restructuring charges (Note 7)	2.3	2.1
Other charges (gains) (Note 7)	4.6	(19.6)
Unallocated corporate costs	—	14.4

Consolidated operating income	$131.1	$112.0
Interest expense	24.5	30.9
Other (income) expense	(5.9)	0.1

Income from continuing operations before income tax	$112.5	$81.0

Refer to Note 7, Restructuring and Other Charges, for more information on restructuring charges and other charges (gains).

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Subsequent Events

In April 2012, we entered into a definitive purchase agreement with White Rock Distilleries, Inc. (“White Rock”) and its shareholders to acquire for $605 million in cash the Pinnacle vodka and Calico Jack rum brands and certain other related assets of White Rock. The full purchase price is payable at closing, and is subject to adjustment for working capital. The purchase price is expected to be funded through the Company’s existing credit facilities or new debt, or a combination of both. The closing of the transaction is subject to the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. The transaction is expected to close in the second quarter of 2012.

In April 2012, the Spanish supreme court issued a judgment in connection with disputed income taxes in the amount of approximately €15 million ($20 million) against our Spanish spirits companies, which included assets acquired from Pernod Ricard S.A. (“Pernod Ricard”). We expect to pay the assessment to the Spanish tax authorities in May 2012 and will record approximately €3 million ($4 million) of previously unrecognized tax benefits as a reduction to tax expense in the second quarter of 2012. Pursuant to the acquisition agreement, Pernod indemnified the Company for pre-acquisition income tax contingencies and liabilities, and we are seeking reimbursement from Pernod for up to approximately €14 million ($19 million). Any indemnification payment received from Pernod related to this judgment will be recorded as an increase to other income in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see “Forward-Looking Statements.”

We use the terms “Beam,” “the Company,” “we,” “us,” and “our” to refer to Beam Inc. and its consolidated subsidiaries.

EXECUTIVE SUMMARY

We are a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, Scotch whisky, Canadian whisky, vodka, tequila, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails. Our portfolio includes several of the world’s top premium spirits brands and some of the industry’s fastest growing innovations. As further described in the condensed consolidated financial statements included in this Form 10-Q, discontinued operations includes the former Fortune Brands Golf and Home & Security segments, both of which were disposed of in 2011. The sale of the Golf business and the Spin-Off of the Home & Security business are together referred to in this Form 10-Q as the “Separation Transactions.”

Operational and Financial Highlights for the First Quarter of 2012

Operational and financial highlights for the first quarter of 2012 include the following:

•	Diluted earnings per share from continuing operations increased 26% compared to the first quarter of 2011 driven by 2% net sales increase and lower interest expense;

•	Entered Irish whiskey market with synergy-driven acquisition of Cooley Distillery;

•

Introduced several new products (e.g., Red Stag Honey Tea, Red Stag Spiced, Jim Beam Devil’s Cut in Australia and Germany, Jim Beam Honey in Germany, and Skinnygirl Wine, Vodka, and Piña Colada Ready-to-Serve);

•	Continued to streamline operations and support activities with the planned relocation of U.S. shared service operations to Kentucky; and

•	Increased quarterly dividend to $0.205 per share of common stock, which was paid on March 1, 2012.

Certain items had a significant impact on our financial results in the first quarters of 2012 and 2011. These include the impact of the Separation Transactions completed in 2011, the impact of the one-time sale related to our new Australia manufacturing and distribution agreement in 2011, changes in foreign currency exchange rates, acquisition and disposition-related items, restructuring and other related charges and income tax related matters.

In the first quarter of 2012, our financial results included the following:

•

Restructuring and other charges of $3.1 million ($2.0 million, or $0.01 per share, net of tax) primarily related to organizational streamlining initiatives, including the Company’s plans to relocate certain of its U.S. finance and human resource shared services from its Deerfield headquarters to Kentucky;

•

Acquisition and integration related charges of $3.8 million ($5.9 million, or $0.04 per share, inclusive of tax impact) incurred in connection with the January 2012 acquisition of the Cooley business. The pre-tax charges consist of transaction expenses as well as a distributor termination fee. The tax impact includes the tax effect of the charges as well as a $2.5 million tax on earnings distributed within certain of Beam’s foreign tax jurisdictions incurred in connection with funding a portion of the capital requirement for the acquisition;

•	Other income benefited from a nontaxable distribution from our Maxxium investment of $1.9 million ($0.01 per share); and

•

The net impact of foreign exchange hedge results and the impact of translating 2012 amounts at 2011 exchange rates was a favorable $0.4 million on net sales and a favorable $5.9 million on operating income ($4 million, or $0.03 per share, net of tax).

In the first quarter of 2011, our financial results included the following:

•

Business separation costs of $9.2 million ($6.9 million, or $0.04 per share, net of tax) incurred in connection with the Separation Transactions completed in 2011, principally financial, legal and other separation-related advisory fees;

•	Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure of $23 million ($15 million, or $0.10 per share, net of tax);

•

Restructuring and other related charges of $6.1 million ($3.7 million, or $0.02 per share, net of tax) primarily related to a facility consolidation and other supply chain and distribution cost reduction initiatives in North America as well as other organizational streamlining initiatives;

•

Higher net sales of $46.3 million and operating income of $23.6 million ($16.5 million, or $0.11 per share, net of tax) related to the one-time sale of inventory recorded in connection with our transition to a new long-term manufacturing and distribution agreement in Australia; and

•	Income tax expense was impacted by the tax effects of the significant items described above.

Business Outlook

We believe that the long-term demographic trends are favorable for the continued profitable growth of western premium spirits. We believe that the continued management and investment focus on the best growth and return opportunities, including innovation, advertising, and more effective routes to market, position us well for long-term growth. We expect our global spirits market to grow value in the range of 3% during 2012 supported by solid growth in mature markets such as the U.S. and double-digit growth in key emerging markets, partially offset by the negative impact of continuing economic challenges in certain European markets, particularly Spain.

Factors that could adversely affect future results in our business include macro-economic challenges and changes in market trends, competitive pricing and other activities, changes in foreign exchange rates, reductions in customer inventory levels, changes to government financial incentives, increases in commodity and energy prices, future increases in excise taxes and customs duties, continued consolidation in the distributor and retail tiers, increased regulatory enforcement, and potential impairment charges. Please see “Forward-Looking Statements.”

RESULTS OF OPERATIONS

The following discussion and analysis of our results from continuing operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 addresses changes in net sales, operating expenses and income from continuing operations. Approximately 50 percent of our business is outside the U.S. As a result, changes in foreign exchange rates (particularly the Australian dollar and the Euro) can have a significant impact on our reported results of operations when translated and presented in U.S. dollars.

Consolidated Results for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net sales

The Company uses comparable net sales growth rates, a non-GAAP measure, in evaluating the Company’s sales growth on a year-over-year basis exclusive of items that are not indicative of our performance. Comparable net sales growth rates are adjusted for the impact of foreign exchange, acquisitions/divestures and the impact of the Australia manufacturing and distribution agreement. This measure should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and may also be inconsistent with similar measures presented by other companies. The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for the first quarter of 2012 as compared to the first quarter of 2011:

Consolidated Net Sales Growth
Net sales growth (GAAP)	2%
Foreign exchange rates (a)	—
Acquisitions/divestitures (b)	(1)%
Australia distribution one-time sale (c)	10%
Australia distribution margin structure (d)	2%

Comparable net sales (Non-GAAP)	13%

(a)	Impact of translating current year sales at prior year exchange rates and hedge impacts.

(b)	Impact is primarily due to the acquisition of the Skinnygirl business in the latter part of the first quarter of 2011 and the Cooley business in the first quarter of 2012.

(c)	Relates to a one-time sale of inventory related to transitioning to our new long-term manufacturing and distribution agreement in Australia in the first quarter of 2011.

(d)	In 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. Under the new agreement, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

Net sales increased $9.8 million, or 2%, from $524.0 million in 2011 to $533.8 million in 2012. Comparable net sales increased 13% driven by double-digit growth across all three of our segments, substantially due to strong demand for our bourbon brands and the timing benefit of new product launches in the first quarter of 2012 that were front-loaded as compared to new product launches in 2011 that occurred later in the year as well as other regional factors described below. Some of our new product launches in 2012 and 2011, which are further discussed in the segment results below, include Pucker Vodka and Skinnygirl ready-to-drink innovations in the U.S. and Jim Beam Devil’s Cut and Red Stag Black Cherry in Germany. The increase in comparable net sales was driven by a volume increase of 10% as well as favorable price/product mix of 3%. Our Power Brands net sales growth on a GAAP basis was 2%. Power Brands grew 19% on a comparable basis adjusting for the 17 percentage point year-over-year impact of the Australia distributor change described above. Our Rising Stars brands grew 19% on a GAAP basis. Rising Stars brands grew 16% on a comparable basis, adjusting for the year over year impacts of the Australia distributor change (-3%), foreign exchange (-1%) and acquisition/divestitures (+7%). The growth of Power Brands and Rising Stars was partially offset by a high-single digit net sales decrease from our Local Jewels brands (on both a GAAP and comparable basis) and essentially flat comparable net sales from our Value Creator brands (Value Creators decreased 9% on a GAAP basis due to the Australia distribution change adverse impact of 13%, partly offset by acquisitions/divestiture impact of 3%).

Cost of goods sold

Cost of goods sold decreased $10.5 million, or 5%, from $229.6 million in 2011 to $219.1 million in 2012. The decrease in cost of goods sold primarily relates to the transition to our new long-term manufacturing and distribution agreement in Australia, including the prior year impact of a one-time sale of inventory ($22.7 million or 11%) and the change in margin structure, the favorable impact of our productivity initiatives achieved under our “Fuel Our Growth” strategy, and a favorable foreign currency impact (approximately $5 million). These benefits were partially offset by an increase in cost of goods sold due to increased sales volumes and product mix consistent with sales volume and mix increases described above under “Net sales.”

Advertising and marketing expense

Advertising and marketing expense increased $10.2 million or 15% from $66.5 million in 2011 to $76.7 million in 2012 in support of increased sales. Advertising and marketing expense as a percent of net sales (excluding the one-time sale of inventory related to transitioning to our new long-term manufacturing and distribution agreement in Australia, as discussed above) was 14% in both periods.

Selling, general and administrative expense

Selling, general and administrative expense was essentially unchanged in 2012 compared to 2011. The first quarter of 2012 included a net benefit of $14 million due to lower Beam standalone company costs as compared to the former Fortune Brands corporate cost structure. This benefit was offset by inflationary increases and approximately $4 million of acquisition and integration-related charges incurred in connection with the Cooley acquisition, including transition expenses and fees as well as a distributor termination fee.

Restructuring charges

In 2012, restructuring charges of $2.3 million related to organizational streamlining initiatives, which primarily include the Company’s plans to relocate certain of its U.S. finance and human resource shared services from its Deerfield headquarters to Kentucky. The Company is employing lean techniques throughout the organization to meet its goal of achieving 1-2% annual improvement before inflation in our cost of goods sold and selling, general and administrative expenses.

In 2011, restructuring charges of $2.1 million related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives.

We do not currently expect any material incremental restructuring charges to be incurred in connection with 2012 or 2011 restructuring activities.

Business separation costs

Business separation costs incurred in 2011 reflect financial, legal, and other separation-related advisory fees related to the Separation Transactions that were completed in 2011.

Operating income

Operating income increased $19.1 million, or 17.1%, from $112.0 million in 2011 to $131.1 million in 2012. The increase in operating income was primarily due to increased gross profit from higher sales, which were driven by both price/mix and volume. The increase in operating income in 2012 was also due to a $6 million favorable impact from changes in foreign currency rates and related hedge impacts. The increased gross profit was partially offset by increased advertising and marketing expense to drive sales and increases in selling, general and administrative expenses. North America and APSA operating income increased $16 million and $7 million, respectively, partially offset by a $3 million decrease in EMEA operating income.

Restructuring and other charges/gains had a relatively neutral impact on the year-over-year change in operating income, as gross profit of $24 million from the Australia one-time sale of inventory in 2011 was offset by the benefit of lower corporate costs ($14 million) (compared to Fortune Brands corporate cost structure) and Separation-related costs ($9 million) in 2012.

Interest expense

Interest expense decreased $6.4 million, or 20.7%, due to lower average borrowings, principally due to a debt reduction of approximately $2.3 billion during 2011 related to the Separation Transactions as well as additional debt reductions from scheduled debt payments that were made in 2011.

Other (income) expense

Other (income) expense was income of $5.9 million in 2012 compared to expense of $0.1 million in 2011. The change from 2011 to 2012 was primarily due to a $3 million favorable increase in equity income from joint ventures and a $1.9 million dividend distribution related to the wind down of a joint venture investment.

Income taxes

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 30.3% and 23.8%, respectively. The effective tax rates in 2012 and 2011 were less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates. The effective tax rate for the first three months of 2012 was unfavorably impacted, compared to the 2011 period, by less income taxed at lower foreign corporate tax rates and additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

Segment Results for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The Company evaluates its segment net sales and operating income excluding items considered by management to be unusual or infrequent in nature and not indicative of the segments’ underlying operating performance. Consequently, segment results presented in accordance with GAAP exclude these items. Net sales and operating income by operating segment are also presented below excluding the impact of foreign exchange translation. We calculate foreign exchange translation effects by translating current year results at prior year exchange rates and excluding hedge impacts. In the following discussion, we refer to net sales and operating income calculated on this basis as “constant currency.” Constant currency net sales and operating income are non-GAAP measures that management believes are useful for evaluating performance, as fluctuations in exchange rates can impact the underlying year-over-year growth rates of the segments. These measures may not be comparable to similar measures used by other companies.

The following table sets forth net sales and operating income by operating segment for the three months ended March 31, 2012 and 2011 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

Net Sales				Constant Currency
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$309.3	$274.7	12.6%	$310.5	13.0%
EMEA	107.3	95.8	12.0%	110.3	15.1%
APSA	117.2	107.2	9.3%	112.6	5.0%

Segment net sales	533.8	477.7	11.7%	533.4	11.7%
Foreign exchange	—	—		0.4	n/m
Australia distribution one-time sale	—	46.3		—	n/m

Net sales	$533.8	$524.0	1.9%	$533.8	1.9%

Operating Income				Constant Currency
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$98.6	$82.9	18.9%	$98.2	18.5%
EMEA	17.4	20.4	(14.7)%	17.2	(15.7)%
APSA	22.0	14.8	48.6%	16.7	12.8%

Segment operating income	138.0	118.1	16.9%	132.1	11.9%
Foreign exchange	—	—		(5.9)
Business separation costs	—	9.2		—
Restructuring charges	2.3	2.1		2.3
Other charges (gains) (Note 7)	4.6	(19.6)		4.6
Unallocated corporate costs (Note 14)	—	14.4		—

Operating income	$131.1	$112.0	17.1%	$131.1	17.1%

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In addition to excluding the impact of foreign currency rate impacts, comparable sales are adjusted for the impact of acquisitions/divestitures and the ongoing margin impact of the Australia manufacturing and distribution agreement. In the following discussion we refer to sales presented on this basis as “comparable net sales”. The Company believes that comparable net sales growth is useful in evaluating the Company’s sales growth year-over-year excluding items that are not indicative of underlying sales performance. Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the first quarter 2012 as compared to the first quarter of 2011.

	North America	EMEA	APSA
Net sales growth (GAAP)	13%	12%	9%
Foreign exchange rates (a)	—	3%	(4)%
Acquisitions/divestitures (b)	(1)%	(3)%	—
Australia distribution margin structure (c)	—	—	11%

Comparable net sales (Non-GAAP)	12%	12%	16%

(a)	Impact of translating current year sales at prior year exchange rates and hedge impacts.

(b)	Impact is primarily due to the acquisition of the Skinnygirl business in the latter part of the first quarter of 2011 and the Cooley business in the first quarter of 2012.

(c)	In 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. Under the new agreement, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

North America

North America comparable net sales growth was 12%, benefiting substantially from the front loading of product launches in the first quarter of 2012 as compared to the timing of 2011 product launches that occurred later in 2011. Higher volume, innovation and product mix contributed to year-over-year comparable net sales growth. Net sales volume and product mix benefited from shipment timing ahead of planned price increases and new product innovations, such as Skinnygirl Vodka, Skinnygirl Piña Colada, Red Stag Honey Tea and Red Stag Spiced, as well as strength in our Power Brands and Rising Stars brands. Sales increased in all three geographic markets, with the U.S. providing the largest benefit. First quarter 2012 sales in Mexico, the smallest of the three countries in the North America segment, benefited from pipeline fill related to the transition to our new distributor in the region.

On a constant currency basis, North America operating income increased by $15.3 million, or 19%, from $82.9 million in 2011 to $98.2 million in 2012. Operating income increased principally due to increased sales and favorable product mix.

Europe/Middle East/Africa

EMEA comparable net sales growth was 12%, benefiting substantially from the timing of promotions in the travel retail channel and our front loaded 2012 calendar of innovation shipments. Comparable net sales benefited primarily from favorable product mix and volume, including the benefit of new product innovations, such as Red Stag Black Cherry, Jim Beam Honey, and Jim Beam Devil’s Cut in Germany and Sourz Fusionz Ready to Drink in the U.K., as well as strong growth of our Power Brands in Germany, Russia and travel retail and Rising Stars in the U.K. These benefits were partially offset by sales decreases in economically challenged markets, particularly Spain.

Despite increased sales in the first quarter of 2012, EMEA operating income on a constant currency basis decreased $3.2 million, or 16%, from $20.4 million in 2011 to $17.2 million in 2012 primarily as a result of increased brand investment to promote new product introductions and the impact of increased costs related to streamlining our distributors in Spain and the U.K.

Asia-Pacific/South America

APSA comparable net sales growth was 16%, benefiting substantially from enhanced routes to market, particularly in India, China, Southeast Asia and Brazil. Higher comparable net sales was driven by volume increases for Power Brands such as Jim Beam and Canadian Club in mature markets (Australia) and Teacher’s and Courvoisier in emerging markets (most notably India, China, Southeast Asia, and Brazil).

On a constant currency basis, APSA operating income increased $1.9 million or 13% from $14.8 million in 2011 to $16.7 million in 2012. Operating income increased principally due to strong volumes, partially offset by an increase in advertising and marketing expense in Australia and distribution infrastructure investments in the region, primarily India.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital decreased to 31.1% at March 31, 2012 from 32.0% at December 31, 2011, primarily due to higher equity resulting from changes in foreign exchange rates and 2012 net income.

In December 2011, we executed a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes. As of March 31, 2012, there were no amounts outstanding under the Credit Agreement. The Company may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate. We believe that our cash from operations will be sufficient to fund current operations, service outstanding indebtedness and pay dividends. The Company intends to finance the $605 million purchase price for the White Rock acquisition through the Credit Agreement, new debt or a combination of both.

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

As of March 31, 2012, we had total cash and cash equivalents of $88.5 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. We do not believe that any such transfer of cash would have a material impact on our results of operations or financial position.

In the middle part of 2012, we expect to pay approximately $30 million for the required settlement of pension liabilities for certain former Fortune Brands executives due to their termination in connection with the Separation Transactions. In addition, the Company expects a charge of approximately $15 million related to this anticipated settlement.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2012 and 2011(in millions). Cash flows presented for the 2011 period include the results of discontinued operations. Consistent with reporting for discontinued operations previously disclosed in the Company’s 2011 Annual Report on Form 10-K, the three cash flow activities presented below include cash flows from discontinued operations for the 2011 period.

	2012	2011
Net cash used in operating activities	$(51.6)	$(206.3)
Net cash used in investing activities	(86.8)	(72.7)
Net cash provided by (used in) financing activities	7.5	(318.1)
Effect of foreign exchange rate changes on cash	1.1	1.6
Change in cash included in assets of discontinued operations	—	1.5

Net decrease in cash and cash equivalents	$(129.8)	$(594.0)

Operating Activities

Net cash used in operating activities was $51.6 million in 2012 compared to $206.3 million in 2011. The decrease of $154.7 million was primarily due to the absence in 2012 of a significant amount of cash used by the Golf business (which was sold in July 2011) and the Home & Security business (which was spun-off in October 2011) in 2011. Operating cash flow in the 2012 period benefited from the cash impacts of higher net income from continuing operations in 2012 as compared to the year-ago period. This benefit was offset by increased investment to lay down aging spirits inventory to support future growth.

First quarter 2012 operating cash flows included approximately $19 million of cash outflows related to discontinued operations, primarily consisting of settlement of a legal matter and incentive compensation and severance benefits for former Fortune Brands executives.

Investing Activities

Net cash used in investing activities was $86.8 million in 2012 as compared to $72.7 million in 2011. The increase of $14.1 million was primarily due to a $32.7 million increase in net cash used in 2012 for acquisitions, partially offset by lower capital expenditures in 2012 and $6 million in cash received from Home & Security under agreements relating to the Spin-Off. Capital expenditures were $23.4 million in 2012 and were primarily related to the purchase of new oak barrels and capitalized software additions. Capital expenditures in 2011 included Spirits capital expenditures of approximately $25 million.

Financing Activities

Net cash provided by financing activities was $7.5 million in 2012 as compared to net cash used of $318.1 million in 2011. The net increase in cash from financing activities of $325.6 million was primarily due to an approximately $25 million increase in net proceeds from stock-based awards and an approximately $300 million net decrease in cash used for financing arrangements resulting from the repayment of outstanding debt at maturity in the 2011 period.

Dividends

A summary of 2012 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.205 per share	January 27, 2012	February 8, 2012	March 1, 2012
$0.205 per share	April 25, 2012	May 9, 2012	June 1, 2012

A summary of 2012 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 27, 2012	February 8, 2012	March 10, 2012
$0.6675 per share	April 25, 2012	May 9, 2012	June 10, 2012

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $380.0 million and $385.8 million as of March 31, 2012 and December 31, 2011, respectively, and are recorded at their stated amount less allowances for discounts and doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts and doubtful accounts was $10.3 million and $9.8 million as of March 31, 2012 and December 31, 2011, respectively. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at March 31, 2012 was $1.8 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. The Company is not required to make any contributions in 2012 to comply with U.S. minimum funding requirements. In 2012, we expect to pay approximately $30 million for the distribution of pension benefits to certain Fortune Brands executives due to their terminations at the end of 2011 in connection with the Separation Transactions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by law, including under the Pension Protection Act of 2006. As of December 31, 2011, the fair value of our total pension plan assets was $319.5 million, representing 71% of the accumulated benefit obligation liability.

Guarantees and Commitments

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $23.1 million, of which our guarantee exposure was $15.3 million based on facilities utilized at March 31, 2012. The Company has not recorded a liability for these guarantees.

We guarantee a lease for ACCO World Corporation (“ACCO”), the office products business we divested in a spin-off in 2005. As of March 31, 2012 remaining lease payments totaling $8.3 million are payable by ACCO through early 2013. The liability related to this guarantee is not material.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $40 million and is recorded as a liability in our condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011. Our actual obligation may differ based on closure of the tax period with the taxing authorities or if there is an audit during open periods resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Critical Accounting Policies and Estimates

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” – contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to future results, or states our intentions, beliefs and expectations or predictions for the future. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “targets,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will,” “seeks,” “strives” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date hereof, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date of this Report. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions and credit market instability, particularly in Europe;

•	competitive market pressures (including pricing pressures);

•	changes in consumer preferences and trends;

•	risks pertaining to strategic acquisitions, joint ventures, and alliances, particularly financial and integration risks;

•	commodity and energy price volatility;

•	risks associated with doing business outside the United States, including currency exchange rate risks;

•	inability to attract and retain qualified personnel;

•	the impact of excise tax increases and customs duties on distilled spirits or changes to government financial incentives;

•	dependence on performance of distributors and other marketing arrangements;

•	customer defaults and related bad debt expense;

•	any possible downgrades of the Company’s credit ratings;

•	costs of certain employee and retiree benefits and returns on pension assets;

•	tax law changes or interpretation of existing tax laws;

•	potential liabilities, costs and uncertainties of litigation;

•	ability to secure and maintain rights to trademarks and tradenames;

•	impairment in the carrying value of goodwill or other acquired intangible assets;

•	disruptions at production facilities;

•	risks related to the Home & Security Spin-Off; and

•	other risks and uncertainties detailed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Pending Cases

As of May 1, 2012, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with five cases reported in our Annual Report on Form 10-K for the year ended December 31, 2011. As of May 1, 2012, there were no purported smoking and health class actions or health care recovery actions pending against the Company.

Terminated Cases

There were no tobacco-related cases terminated in 2011 in which the Company was named as one of the defendants. One tobacco-related case (Eiser) was terminated in the three months ended March 31, 2012.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the

Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of May 1, 2012, B&W and/or R.J. Reynolds Tobacco Company had been served in over 6,500 pending cases (the “Engle progeny cases”). As of May 1, 2012, 62 Engle progeny cases have been tried to verdict in state and federal court, 41 of which resulted in adverse judgments against tobacco companies. Of those 41 adverse judgments, 32 resulted in adverse judgments against the Indemnitor. The Indemnitor is appealing 28 of these adverse judgments and, as of May 1, 2012, the Indemnitor’s time to file an appeal from the other four of these adverse judgments had not yet expired. Sixteen of these appeals remained pending as of May 1, 2012. In two of the appeals that were decided, the Florida intermediate appellate court affirmed the liability finding but vacated the damages award and remanded the matter to the trial court. In the other ten appeals that were decided, the Florida intermediate appellate courts affirmed final judgments in favor of plaintiffs. On December 16, 2011, the Indemnitor petitioned the United States Supreme Court for writ of certiorari in four of these appeals. These certiorari petitions were denied by the United States Supreme Court on March 26, 2012, and the Indemnitor paid the final judgments in these four cases on April 27, 2012. The Company is not a party to any of the Engle progeny cases.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including the Indemnitor and B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. On August 17, 2006, the Court issued a final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The District Court issued an order on December 22, 2010, on consent of the parties, ruling that B&W is no longer subject to the injunctive remedies in the case. These remedies are still being litigated in the District Court. In addition, certain defendants filed an appeal on June 3, 2011 from an order entered by the District Court denying the defendants’ motion to vacate all injunctive remedies and dismiss the case in its entirety based on the passage of new federal law that granted the Food and Drug Administration regulatory authority over the marketing and sale of tobacco products. Defendants also noticed an appeal on June 8, 2011 from an order entered by the District Court requiring the defendants to disclose various disaggregated marketing data. Both appeals remain pending. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On September 28, 2011, after several years of appellate proceedings, the Supreme Court of Illinois remanded the case to the trial court for further proceedings, which remain ongoing. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed or are otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard or Turner litigation.

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

Item 1A.	Risk Factors.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

3	Articles of Incorporation and By-Laws

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

3(ii)	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

10	Material Contracts

Management Contracts and Compensatory Plans and Arrangements

10.1*	Form of Performance Share Award Agreement for 2012-2014 Awards under the 2011 Long-Term Incentive Plan.

10.2*	Form of Restricted Stock Unit Agreement for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan.

10.3*	Form of Nonqualified Stock Option Terms and Conditions for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan.

12*	Statement re computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Beam Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: May 7, 2012	BY:	/s/ ROBERT F. PROBST
Robert F. Probst
SeniorVice President and Chief Financial Officer (principal financial officer)