Form 10-Q
period 2012-06-30
BEAM INC
filed 2012-08-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at June 30, 2012, was 158,368,382.

Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$752.4	$702.7	$1,415.3	$1,375.8
Less: Excise taxes	(156.9)	(132.3)	(286.0)	(281.4)

Net sales	595.5	570.4	1,129.3	1,094.4
Cost of goods sold	248.6	241.7	467.7	471.3

Gross profit	346.9	328.7	661.6	623.1
Advertising and marketing expense	98.0	99.3	174.7	165.8
Selling, general and administrative expense	104.7	97.8	205.1	198.5
Amortization of intangible assets	4.3	4.1	8.5	8.0
Restructuring charges (gains)	0.4	(0.2)	2.7	1.9
Business separation costs	13.8	8.0	13.8	17.2

Operating income	125.7	119.7	256.8	231.7
Interest expense	26.9	29.1	51.4	60.0
Other (income) expense	(22.5)	3.0	(28.4)	3.1

Income from continuing operations before income taxes	121.3	87.6	233.8	168.6
Income taxes	20.0	25.2	54.1	44.5

Income from continuing operations—Beam Inc.	101.3	62.4	179.7	124.1
(Loss) income from discontinued operations, net of tax	(0.8)	267.6	(0.1)	289.1

Net income	$100.5	$330.0	$179.6	$413.2
Less: Noncontrolling interests related to discontinued operations	—	1.4	—	3.4

Net income attributable to Beam Inc.	$100.5	$328.6	$179.6	$409.8

Basic earnings per Beam Inc. common share
Continuing operations	$0.64	$0.40	$1.14	$0.80
Discontinued operations	(0.01)	1.73	—	1.86

Net income	$0.63	$2.13	$1.14	$2.66
Diluted earnings per Beam Inc. common share
Continuing operations	$0.63	$0.40	$1.12	$0.79
Discontinued operations	(0.01)	1.69	—	1.82

Net income	$0.62	$2.09	$1.12	$2.61
Cash dividends per share paid on common stock	$0.205	$0.19	$0.41	$0.38
Weighted-average common shares outstanding—basic	158.0	154.3	157.5	154.0
Weighted-average common shares outstanding—diluted	160.8	157.3	160.2	156.9

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$100.5	$330.0	$179.6	$413.2
Other comprehensive income:
Foreign currency translation adjustments
Foreign currency translation (losses) gains	(106.3)	33.3	13.4	142.6
Tax benefit	—	6.0	—	20.0
Derivative instruments
Derivative instrument losses	(0.6)	(4.7)	(2.1)	(13.1)
Reclassification adjustments included in earnings	0.4	6.4	1.2	11.4
Tax (expense) benefit	(0.1)	0.3	0.2	2.4
Pension and other postretirement benefit adjustments
Reclassification adjustments included in earnings	15.7	6.1	16.3	12.2
Tax expense	(5.9)	(1.9)	(6.1)	(4.2)

Total other comprehensive (loss) income	(96.8)	45.5	22.9	171.3

Comprehensive income	3.7	375.5	202.5	584.5
Less: Comprehensive income attributable to noncontrolling interests	—	1.4	—	3.4

Comprehensive income attributable to Beam Inc.	$3.7	$374.1	$202.5	$581.1

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except per share amounts)	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$109.3	$218.3
Accounts receivable from customers	411.6	364.8
Accounts receivable from related parties	11.2	21.0
Inventories
Maturing spirits	1,353.9	1,283.2
Finished products	201.8	167.3
Other raw materials, supplies, and work in process	132.6	101.0

	1,688.3	1,551.5
Other current assets	264.3	278.8

Total current assets	2,484.7	2,434.4
Property, plant and equipment	758.1	729.7
Goodwill	2,544.7	2,103.9
Other intangible assets	2,279.2	2,099.0
Investments in affiliates	45.8	42.2
Other non-current assets	87.9	82.6

Total assets	$8,200.4	$7,491.8

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$299.8	$28.4
Accounts payable to vendors	110.5	134.1
Accounts payable to related parties	26.7	36.0
Other current liabilities	482.0	560.2

Total current liabilities	919.0	758.7
Long-term debt	2,213.4	1,902.1
Deferred income taxes	409.4	375.1
Accrued pension and postretirement benefits	117.1	118.7
Other non-current liabilities	213.2	237.5

Total liabilities	$3,872.1	$3,392.1

Equity
Beam Inc. stockholders’ equity
$2.67 Convertible Preferred stock	4.5	4.7
Common stock, par value $3.125 per share, 750.0 shares authorized, 234.9 shares issued, and 158.4 shares outstanding at June 30, 2012	734.0	734.0
Paid-in capital	885.0	882.4
Accumulated other comprehensive loss	(281.2)	(304.1)
Retained earnings	6,002.9	5,892.6
Treasury stock, at cost	(3,016.9)	(3,109.9)

Total equity	4,328.3	4,099.7

Total liabilities and equity	$8,200.4	$7,491.8

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In millions)	Six months ended June 30,
	2012	2011
Operating activities
Net income	$179.6	$413.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	49.4	100.4
Amortization	3.6	16.9
Stock-based compensation	9.8	23.6
Deferred income taxes	14.0	(189.3)
Pension settlement	15.1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12.2)	(213.4)
Inventories	(85.1)	(30.9)
Accounts payable	(41.4)	(6.0)
Other assets	19.2	6.5
Accrued expenses and other liabilities	(126.8)	(114.5)

Net cash provided by operating activities	25.2	6.5

Investing activities
Capital expenditures	(58.7)	(98.0)
Proceeds from the disposition of assets	0.7	5.2
Acquisitions, net of cash acquired	(674.4)	(39.6)
Return of investment in affiliates	2.0	12.2
Cash transfer from Fortune Brands Home & Security Inc. in spin-off	6.0	—

Net cash used in investing activities	(724.4)	(120.2)

Financing activities
(Decrease) increase in short-term debt, net	(22.7)	144.9
Repayment of long-term debt	—	(590.6)
Issuance of long-term debt	592.9	—
Dividends to stockholders	(64.7)	(58.7)
Proceeds from stock-based awards, net	79.5	38.7
Tax benefit on exercise of stock options	4.5	2.0
Dividends paid to noncontrolling interests	—	(0.7)
Debt issuance costs	(1.0)	—

Net cash provided by (used in) financing activities	588.5	(464.4)

Effect of foreign exchange rate changes on cash	1.7	0.8

Net decrease in cash and cash equivalents	(109.0)	(577.3)
Change in cash included in assets of discontinued operations	—	(4.4)
Cash and cash equivalents at beginning of period	218.3	811.5

Cash and cash equivalents at end of period	$109.3	$229.8

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Beam Inc. and its majority-owned subsidiaries (after elimination of intercompany transactions).

The Company, formerly known as Fortune Brands, Inc., separated its three business segments during 2011. It completed the sale of the Golf business (the “Golf business”) in July 2011 and the tax-free spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”) in October 2011. The results of operations of Home & Security and the Golf business were reclassified to discontinued operations in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2011. The cash flows from discontinued operations for the six months ended June 30, 2012 and 2011 are not separately stated and classified in the accompanying condensed consolidated statement of cash flows. Footnote disclosures only relate to continuing operations except where noted otherwise.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our audited annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Presentation of Comprehensive Income

In 2011, the Financial Accounting Standards Board issued two Accounting Standard Updates, which amend guidance for the presentation of comprehensive income. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity. We adopted the guidance effective January 1, 2012 and have retrospectively applied the new presentation of comprehensive income to prior periods presented. We now present the components of OCI and total comprehensive income in a separate statement. Other than the change in presentation and disclosure, the update did not have an impact on our financial condition or results of operations.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions

Acquisitions in 2012

Pinnacle and Calico Jack brands and assets

On May 31, 2012, we acquired the Pinnacle vodka and Calico Jack rum brands and certain other related assets (collectively referred to as the “Pinnacle assets”) from White Rock Distilleries, Inc. (“White Rock”) and its shareholders for approximately $608 million, consisting of $602 million paid at closing plus a working capital adjustment of $6 million that will be paid in August 2012. In connection with the acquisition, we also paid $3 million at closing to White Rock related to post closing compensation agreements with certain employees that will be recognized as expense over the service period of the employees. We believe that our scale and distribution network will allow us to generate synergies in terms of both cost savings and revenue generation. In addition, this acquisition significantly enhanced Beam’s U.S. presence in the vodka category, which is the largest U.S. spirits category.

The following table summarizes the preliminary values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Accounts receivable	$21.9
Inventory	21.9
Other current assets	0.7
Property, plant and equipment	11.0
Intangible assets (tradenames) (Note 10)	156.0
Other liabilities	(16.6)

Total identifiable assets	194.9
Goodwill	413.2

$608.1

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Pinnacle assets into our operations. Goodwill was recorded to the North America segment and is expected to be deductible for tax purposes. As the acquisition was consummated shortly before the end of the current reporting period, the above amounts are preliminary and subject to change.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes supplemental pro forma consolidated results of operations as if we acquired the Pinnacle assets on January 1, 2011 (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$614.7	$598.7	$1,176.3	$1,144.2
Income from continuing operations	108.0	61.4	185.4	113.1
Earnings per share – diluted – continuing operations	$0.67	$0.39	$1.16	$0.72

The supplemental pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on historical Beam and Pinnacle financial information prepared on a GAAP basis, reflecting results of the combined operations for the three and six month periods ended June 30, 2012 and 2011. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition and (ii) factually supportable. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2011. The pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition. In addition, the pro forma consolidated results do not adjust for the impact of restructuring and other charges/gains that the Company incurred during the periods presented, other than those charges that are directly attributable to the acquisition. For further information on these restructuring and other charges, see Note 6, Business Separation Costs, and Note 7, Restructuring and Other Charges.

The pro forma consolidated results primarily reflect the following pro forma pre-tax adjustments:

•

An adjustment of amortization expense to reflect pro forma amortization expense based on the amortization of intangible assets acquired. Based on fair values and useful lives assigned (see Note 10), estimated annual amortization expense associated with the Pinnacle assets is approximately $0.4 million.

•

Additional interest expense associated with incremental debt issued by the Company to finance the acquisition of approximately $2.7 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $6.8 million and $8.2 million for the six months ended June 30, 2012 and 2011, respectively.

•

The elimination of approximately $12 million of costs incurred by the Company in both 2012 periods, which are directly attributable to the acquisition, and which do not have a continuing impact on the combined company’s operating results. Included in these costs are legal and financial advisory fees, and costs related to integrating the combined company (such as distributor contract termination fees and employee-related retention costs). These costs have been included in the pro forma amounts for six month period ended June 30, 2011 presented above.

•	An adjustment to reflect tax expense on the Pinnacle pre-tax earnings and the above pro forma adjustments at an assumed 38% combined federal and state tax rate.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cooley Distillery plc

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

$75.0

None of the goodwill, which primarily relates to the North America and EMEA segments, is expected to be deductible for tax purposes. Cooley’s results of operations, which were not material to our 2012 results, are included in our condensed consolidated financial statements from the date of acquisition. The repayment of indebtedness in connection with the transaction is included within “(decrease) increase in short-term debt, net” within the accompanying condensed consolidated statement of cash flows.

Acquisition in 2011

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. We recorded the estimated fair value of contingent consideration, which is based on the achievement of certain sales targets, as of the acquisition date.

During the first quarter of 2012, we paid approximately $2 million of previously accrued contingent consideration based on the attainment of contractual earn-outs during 2011. The estimated fair value of remaining contingent consideration as of June 30, 2012 was approximately $26 million. The estimated fair value is considered a level 3 measurement because the probability-weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration sales targets and assumed probabilities. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during 2012. In future periods, the Company may be required to record additional contingent consideration in an amount not in excess of approximately $2 million. Any change in our estimated liability for contingent consideration will increase or decrease operating income in future periods.

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

The following table summarizes the results of the Home & Security and Golf businesses for the three and six months ended June 30, 2012 and 2011 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$—	$1,288.4	$—	$2,372.8
(Loss) income from discontinued operations before income taxes	$(1.0)	$101.3	$4.1	$132.9
Income tax (benefit) expense	(0.2)	(166.3)	4.2	(156.2)

(Loss) income from discontinued operations	$(0.8)	$267.6	$(0.1)	$289.1

We recorded adjustments to income from discontinued operations in 2012 for the impact of settlement of certain liabilities relating to discontinued operations that were retained by the Company. Additional adjustments may be recorded in future quarters as we continue to settle liabilities related to discontinued operations (primarily related to income and other taxes). Income tax expense from discontinued operations in the six months ended June 30, 2012 includes a charge of $4.6 million due to a 2012 U.S. tax regulation change affecting Home & Security during the period in which we owned the business. We recorded an equal amount of indemnification income under our tax allocation agreement with Home & Security.

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

Interest expense associated with the Company’s debt, which was not directly associated with a discontinued segment, was allocated to discontinued operations based on the ratio of net assets of the Home & Security and Golf businesses to the sum of the Company’s total net assets plus consolidated debt other than debt directly attributable to other operations of the Company. The amount of interest expense allocated to discontinued operations for the three and six months ended June 30, 2011 was $16.2 million and $31.9 million, respectively.

5.	Stock-Based Compensation

We use stock options, performance share awards (“PSUs”), and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. During the six months ended June 30, 2012, we granted to employees 468,699 stock options, 183,178 PSUs and 138,694 RSUs. The total grant-date fair value of awards granted to employees during the six months ended June 30, 2012 was $25.0 million and related expense is expected to be recognized over a weighted-average period of three years. In April 2012, we granted 10,265 RSUs to outside directors at a weighted-average grant date fair value of $56.02 per share. Awards granted to outside directors vest immediately and the related compensation cost is expensed at the time of an award based on the fair value of a share of Beam’s stock at the date of the award.

6.	Business Separation Costs

Business separation costs are directly related to implementing the Separation Transactions (refer to Note 4, Discontinued Operations, for additional information on the Separation Transactions). The separation costs in the 2012 periods include a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012, partially offset by the reversal of Separation-related

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reserves that were determined to be no longer necessary. The settlement charge primarily consists of the recognition of pension losses previously deferred in accumulated other comprehensive income (“AOCI”), and the $29 million distribution was the amount of these executives’ unfunded pension benefit. Under applicable law, we could not make the $29 million distribution until six months following the executives’ termination date (December 31, 2011). We recorded $8.0 million and $17.2 million of business separation costs in the three and six months ended June 30, 2011, respectively. Business separation costs in the 2011 periods consisted of financial, legal and other advisory fees related to the Separation Transactions.

7.	Restructuring and Other Charges

Restructuring charges (gains)

The following is a summary of restructuring charges (gains) for continuing operations for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Workforce restructurings and other	$0.4	$(0.6)	$2.7	$(0.1)
Lease/contract terminations	—	0.4	—	2.0

	$0.4	$(0.2)	$2.7	$1.9

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

The changes in the balance of the restructuring liability for the six months ended June 30, 2012 and 2011 are as follows (in millions):

	Workforce Restructurings	Contract Termination Costs	Total
Balance at December 31, 2010	$12.8	$9.9	$22.7
Provision	(0.1)	2.0	1.9
Cash payments	(5.3)	(7.8)	(13.1)
Foreign currency and other non-cash changes	(0.8)	(0.5)	(1.3)

Balance at June 30, 2011	$6.6	$3.6	$10.2

Balance at December 31, 2011	$7.5	$3.2	$10.7
Provision	2.2	—	2.2
Cash payments	(3.7)	(0.2)	(3.9)
Foreign currency and other non-cash changes	0.6	(0.1)	0.5

Balance at June 30, 2012	$6.6	$2.9	$9.5

We expect the remaining liability related to workforce restructurings to be paid in 2012 and 2013 and the remaining liability related to lease costs will be paid over the respective lease terms.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other charges (gains)

Our pre-tax operating income for the three and six months ended June 30, 2012 and 2011 was impacted by the following additional items (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Australia distribution one-time sale (a)	$—	$—	$—	$(23.6)
Acquisition and integration-related charges (b)	11.5	—	15.3	—
Other charges (c)	0.2	1.4	1.0	5.4

	$11.7	$1.4	$16.3	$(18.2)

(a)	Relates to the one-time sale of inventory associated with transition to our new long-term manufacturing and distribution agreement in Australia. This amount consists of $46.3 million included in “Net sales” and $22.7 million included in “Cost of goods sold” in the condensed consolidated statement of income.

(b)	Consists of costs associated with the acquisition and integration of the Pinnacle assets and the Cooley business and is included in “Selling, general, and administrative expense” in the condensed consolidated statement of income. For the three and six months ended June 30, 2012, acquisition-related charges primarily consists of transaction-related expenses (professional advisory, consulting and other transaction and integration-related fees) of $4.7 million and $5.4 million, respectively, and contract termination expenses of $6.6 million and $9.7 million, respectively. The contract termination costs were incurred to align the distribution of the acquired brands with the Company’s existing distribution structure. Contract termination fees are primarily based on actual settlement agreements, but, where a settlement agreement has not been reached, the Company recorded an estimated liability.

(c)	2012 primarily consists of consulting fees related to continuous improvement projects. 2011 primarily consists of charges related to accelerated depreciation for fixed assets that are being taken out of service early and the write-down of inventory associated with discontinued brands. Other charges included in “Cost of goods sold” in the condensed consolidated statement of income for the three months ended June 30, 2011 are $1.4 million and for the six months ended June 30, 2012 and 2011 are $0.2 million and $6.0 million, respectively. Other charges (gains) included in “Selling, general, and administrative expense” in the condensed consolidated statement of income for the three months ended June 30, 2012 are $0.2 million and for the six months ended June 30, 2012 and 2011 are $0.8 million and $(0.6) million, respectively.

8.	Income Taxes

The effective income tax rates for the three months ended June 30, 2012 and 2011 were 16.5% and 28.8%, respectively. The effective income tax rates for the six months ended June 30, 2012 and 2011 were 23.1% and 26.4%, respectively. The effective tax rates in 2012 and 2011 were less than the U.S. federal statutory rate primarily due to foreign income that is taxed at lower rates than the U.S. federal statutory rate, and, in 2012, the receipt of non-taxable indemnification income from Pernod Ricard S.A. (“Pernod”) (described below).

In April 2012, the Spanish Supreme Court issued a judgment in connection with disputed income taxes in the amount of approximately €15 million ($20 million) against our Spanish subsidiaries, which included assets acquired from Pernod. We paid the assessment to the Spanish tax authorities in May 2012. Pursuant to the acquisition agreement, Pernod indemnified the Company for pre-acquisition income tax contingencies and liabilities, and we negotiated and received a reimbursement of approximately €14 million ($18 million) from Pernod. This non-taxable indemnification payment received from Pernod related to this judgment was recorded as other income in the second quarter of 2012.

In June 2012, we recorded unrecognized tax benefits as a reduction to tax expense resulting from the second quarter expirations of foreign jurisdiction income tax statute of limitations.

As a result of both the Spain audit settlement and foreign statute expirations, we recorded approximately $6 million of previously unrecognized tax benefits as a reduction to tax expense in the second quarter of 2012.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $4 million to $48 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

9.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Beam Inc. by the diluted weighted average number of shares, which considers potential dilution from conversion/exercise of outstanding preferred stock and stock-based awards.

The computations of basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$101.3	$62.4	$179.7	$124.1
(Loss) income from discontinued operations	(0.8)	266.2	(0.1)	285.7

Net income attributable to Beam Inc.	$100.5	$328.6	$179.6	$409.8
Less: Preferred stock dividends	(0.1)	(0.1)	(0.2)	(0.2)

Income attributable to Beam Inc. common stockholders — basic	$100.4	$328.5	$179.4	$409.6

Weighted average common shares outstanding — basic	158.0	154.3	157.5	154.0
Dilutive effect of conversion of convertible preferred stock	1.3	1.0	1.3	1.1
Dilutive effect of exercise of stock-based awards	1.5	2.0	1.4	1.8

Weighted average common shares outstanding — diluted	160.8	157.3	160.2	156.9

Basic Earnings Per Common Share
Continuing operations	$0.64	$0.40	$1.14	$0.80
Discontinued operations	(0.01)	1.73	—	1.86

Net income	$0.63	$2.13	$1.14	$2.66
Diluted Earnings Per Common Share
Continuing operations	$0.63	$0.40	$1.12	$0.79
Discontinued operations	(0.01)	1.69	—	1.82

Net income	$0.62	$2.09	$1.12	$2.61

Antidilutive shares excluded from weighted average number of common shares outstanding for diluted EPS	7.0	8.8	7.0	8.5

10.	Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill was as follows (in millions):

2012
Net book value – January 1	$2,103.9
Acquisition-related adjustments	441.9
Translation adjustments	(1.1)

Net book value – June 30	$2,544.7

Acquisition-related adjustments in 2012 related to the acquisition of the Pinnacle assets and the acquisition of Cooley. See Note 3 for more information on these acquisitions.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	June 30, 2012				December 31, 2011
	Gross Carrying Amounts		Accumulated Amortization	Net Book Value	Gross Carrying Amounts		Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets — tradenames (a)	(b	)	(b )	$1,966.9	(b	)	(b )	$1,783.5
Amortizable intangible assets
Tradenames	$491.7		$(196.1)	$295.6	$493.7		$(189.3)	$304.4
Customer and contractual relationships	6.5		(2.5)	4.0	6.0		(2.0)	4.0
Licenses and other	20.5		(7.8)	12.7	14.5		(7.4)	7.1

	$518.7		$(206.4)	$312.3	$514.2		$(198.7)	$315.5

Total identifiable intangibles				$2,279.2				$2,099.0

(a)	Tradename carrying value was impacted primarily due to acquisitions (see Note 3) and also foreign currency exchange rates.

(b)	Not applicable.

The Pinnacle tradename acquired during the second quarter of 2012 was estimated to have a fair value of $150 million and an indefinite useful life. The Calico Jack tradename acquired during the second quarter of 2012 was estimated to have a fair value of $6 million and a useful life of 15 years. The tradenames acquired in the Cooley acquisition are primarily indefinite-lived intangible assets.

11.	Debt

In May 2012, we issued $300 million aggregate principal amount of 1.875% Notes due 2017 (the “2017 Notes”) and $300 million aggregate principal amount of 3.250% Notes due 2022 (the “2022 Notes” and, together with the 2017 Notes, the “Notes”). Net proceeds were used to finance the acquisition of the Pinnacle assets.

The 2017 Notes will mature on May 15, 2017 and bear interest at a fixed rate of 1.875% per annum. The 2022 Notes will mature on May 15, 2022 and bear interest at a fixed rate of 3.250% per annum. The Company will pay interest on the Notes from May 21, 2012 semi-annually, in arrears, on May 15 and November 15 of each year, beginning November 15, 2012. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

12.	Derivative Instruments

We do not enter into financial instruments for trading or speculative purposes. We principally use foreign exchange contracts and interest rate swap contracts to reduce the impact of changes in foreign currency exchange rates and interest rates.

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

We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities. Our primary foreign currency hedge contracts pertain to the Mexican peso, the Canadian dollar, the Euro, the British pound, and the Australian dollar. The U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2012 and December 31, 2011 was $415.8 million and $450.4 million, respectively.

During the second quarter of 2012, we entered into fixed to floating interest rate swaps with an aggregate notional amount of $200 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed-rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreements were designated as fair value hedges.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

All derivatives are recognized at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in AOCI until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

The fair values of derivative instruments on the condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011 were (in millions):

		Fair Value
	Balance Sheet Classification	June 30, 2012	December 31, 2011
Assets
Foreign exchange contracts	Other current assets	$4.1	$3.7
Interest rate contracts	Other non-current assets	1.5	—
Liabilities
Foreign exchange contracts	Other current liabilities	$4.6	$5.8

The effects of derivative financial instruments on the condensed statements of income and comprehensive income for the three months ended June 30, 2012 and 2011 were (in millions):

	Gain (Loss)
	Recognized in OCI(Effective Portion)		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow — foreign exchange contracts	$(0.6)	$(3.1)	Net sales (reclassifications)	$(0.4)	$(3.2)
Fair value — interest rate contracts	n/a	n/a	Interest expense	1.5	5.1
Fair value — foreign exchange contracts	n/a	n/a	Other income (loss)	0.8	(5.1)

Total	$(0.6)	$(3.1)		$1.9	$(3.2)

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the condensed statements of income and comprehensive income for the six months ended June 30, 2012 and 2011 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow — foreign exchange contracts	$(2.1)	$(4.6)	Net sales (reclassifications)	$(1.2)	$(7.1)
Fair value — interest rate contracts	n/a	n/a	Interest expense	1.5	10.1
Fair value — foreign exchange contracts	n/a	n/a	Other income	(0.2)	(16.3)

Total	$(2.1)	$(4.6)		$0.1	$(13.3)

We estimate that less than $1 million of net derivative losses included in AOCI as of June 30, 2012 will be reclassified to earnings within the next twelve months.

In the three and six months ended June 30, 2012 and 2011, the ineffective portion of cash flow hedges recognized in other (income) expense was insignificant.

13.	Fair Value Measurements

Authoritative accounting guidance establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

We use the following methods and assumptions to estimate the fair values of our financial instruments:

Derivative financial instruments are carried at fair value, based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	Fair Value
	June 30, 2012	December 31, 2011
Assets
Derivative financial instruments (Level 2)	$5.6	$3.7
Liabilities
Derivative financial instruments (Level 2)	$4.6	$5.8

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at June 30, 2012 and December 31, 2011 was $109.3 million and $218.3 million.

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) at June 30, 2012 was approximately $2,692.3 million, compared with the aggregate carrying value of $2,490.4 million. The fair value of our long-term debt (considered a Level 2 fair value measurement) at December 31, 2011 was approximately $2,015.4 million, compared with the aggregate carrying value of $1,902.1 million.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Pension and Other Postretirement Benefits

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

Components of net periodic benefit cost from continuing operations for the three months ended June 30, 2012 and 2011 were as follows for the Company’s pension plans (in millions):

	Three months ended June 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$0.3	$1.5	$0.6	$0.5
Interest cost	4.1	4.7	1.2	1.3
Expected return on plan assets	(5.0)	(5.9)	(1.1)	(1.3)
Amortization of net loss	1.3	2.4	0.2	0.1
Settlement loss (Note 6)	15.1	—	—	—

Net periodic benefit cost	$15.8	$2.7	$0.9	$0.6

Components of net periodic benefit cost from continuing operations for the six months ended June 30, 2012 and 2011 were as follows for the Company’s pension plans (in millions):

	Six months ended June 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$0.6	$3.0	$1.2	$1.0
Interest cost	8.3	9.4	2.4	2.6
Expected return on plan assets	(10.1)	(11.8)	(2.2)	(2.6)
Amortization of net loss	2.6	4.8	0.4	0.2
Settlement loss (Note 6)	15.1	—	—	—

Net periodic benefit cost	$16.5	$5.4	$1.8	$1.2

Components of net periodic benefit income from continuing operations for the three months ended June 30, 2012 and 2011 were as follows for the Company’s other postretirement benefit plans (in millions):

	Three months ended June 30,
	2012	2011
Service cost	$0.1	$0.1
Interest cost	0.1	0.2
Amortization of prior service credit	(0.9)	(1.1)

Net periodic benefit income	$(0.7)	$(0.8)

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic benefit income from continuing operations for the six months ended June 30, 2012 and 2011 were as follows for the Company’s other postretirement benefit plans (in millions):

	Six months ended June 30,
	2012	2011
Service cost	$0.2	$0.2
Interest cost	0.2	0.4
Amortization of prior service credit	(1.8)	(2.2)

Net periodic benefit income	$(1.4)	$(1.6)

15.	Commitments and Contingencies

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

In September 2011, in connection with the Spin-Off, the Company agreed to indemnify Home & Security for any losses arising from smoking and health or fire-safe cigarette matters relating to the tobacco business of any of the Company’s predecessors or former subsidiaries.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Guarantees

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $17.3 million, of which our guarantee exposure was $9.0 million based on facilities utilized at June 30, 2012. The Company has not recorded a liability for these guarantees.

We guarantee a lease for ACCO World Corporation (“ACCO”), the office products business we divested in a spin-off in 2005. As of June 30, 2012, remaining lease payments totaling $6.8 million are payable by ACCO through early 2013. The liability related to this guarantee is not material.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $39 million and $40 million as of June 30, 2012 and December 31, 2011, respectively, and is recorded as a liability on our condensed consolidated balance sheet. Our actual obligation may differ based on closure of the tax period with the taxing authorities or if there is an audit during open periods resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Environmental

We are subject to laws and regulations relating to the protection of the environment. At June 30, 2012 and December 31, 2011, environmental accruals amounted to $9.3 million and $8.6 million, respectively, and are included in non-current liabilities on our condensed consolidated balance sheet. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. We are involved in remediation actions to clean up hazardous wastes as required by federal and state laws. Based on our evaluation of the cleanup cost estimates and the compliance programs, we do not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued will be incurred. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Information

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

Each operating segment derives revenues from the sale of distilled spirits. Segment net sales is net sales excluding items considered by management to be unusual or infrequent in nature. The measure of segment profitability regularly reviewed by the chief operating decision maker is operating income before charges/gains that management believes are not considered indicative of the segments’ underlying operating performance; consequently segment results presented in accordance with GAAP exclude such items. Charges/gains excluded from segment results include restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring charges under GAAP, acquisition and integration-related costs, business separation costs, and the one-time sales impact of transitioning to our long-term distribution agreement in Australia. Unallocated corporate costs in 2011 reflect the estimated, incremental historical Fortune Brands corporate structure as compared to the estimated Beam corporate structure following the Spin-Off. The Company estimated its lower corporate cost structure based on analysis and projections of costs expected to be incurred by the Company had the Separation occurred January 1, 2011.

Financial information for each segment is presented in the tables below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales:
North America	$370.1	$334.1	$679.4	$608.8
EMEA	111.7	119.1	219.0	214.9
APSA	113.7	117.2	230.9	224.4

Segment net sales	$595.5	$570.4	$1,129.3	$1,048.1
Australia distribution one-time sale	—	—	—	46.3

Consolidated net sales	$595.5	$570.4	$1,129.3	$1,094.4

Income from continuing operations before income taxes:
North America	$105.4	$95.1	$204.0	$178.0
EMEA	23.4	24.6	40.8	45.0
APSA	22.8	19.4	44.8	34.2

Total segment income	$151.6	$139.1	$289.6	$257.2
Deduct:
Business separation costs (Note 6)	13.8	8.0	13.8	17.2
Restructuring charges (gains) (Note 7)	0.4	(0.2)	2.7	1.9
Other charges (gains) (Note 7)	11.7	1.4	16.3	(18.2)
Unallocated corporate costs	—	10.2	—	24.6

Consolidated operating income	$125.7	$119.7	$256.8	$231.7
Interest expense	26.9	29.1	51.4	60.0
Other (income) expense	(22.5)	3.0	(28.4)	3.1

Income from continuing operations before income tax	$121.3	$87.6	$233.8	$168.6

Refer to Note 7, Restructuring and Other Charges, for more information on restructuring charges (gains) and other charges (gains).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE SUMMARY

We are a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, Scotch whisky, Canadian whisky, vodka, tequila, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails. Our portfolio includes several of the world’s top premium spirits brands and some of the industry’s fastest growing innovations. As further described in the condensed consolidated financial statements included in this Form 10-Q, discontinued operations includes the former Fortune Brands Golf and Home & Security segments, both of which were disposed of in 2011. The sale of the Golf business and the tax-free spin-off of the Home & Security business (the “Spin-Off”) are together referred to in this Form 10-Q as the “Separation Transactions.”

Operational and Financial Highlights for the Second Quarter of 2012

Operational and financial highlights for the second quarter of 2012 include the following:

•

Our diluted earnings per share from continuing operations increased 58% compared to the second quarter of 2011 driven by a 4% net sales increase, higher non-operating income and lower income tax expense;

•

We completed the acquisition of the Pinnacle Vodka brands and related assets (the “Pinnacle assets”), which enhanced our presence in the vodka category and is expected to generate revenue and cost synergies; and

•

We issued long-term debt with an aggregate principal amount of $600 million at favorable interest rates to fund our acquisition of the Pinnacle assets. Refer to Note 11, Debt, and Note 3, Acquisitions, for more information.

Certain items had a significant impact on our financial results in the second quarters of 2012 and 2011. These include the impact of the Separation Transactions completed in 2011, changes in foreign currency exchange rates, acquisition and disposition-related items, restructuring and other related charges and income tax related matters.

In the second quarter of 2012, our financial results included the following:

•

Business separation costs of $13.8 million ($8.5 million, or $0.05 per share, net of tax) primarily related to a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012 in connection with the Separation Transactions completed in 2011;

•

Acquisition and integration-related charges of $12.1 million ($7.6 million, or $0.05 per share, net of tax) incurred in connection with the May 2012 acquisition of the Pinnacle assets. The pre-tax charges primarily consist of transaction expenses (professional advisory, consulting and other transaction and integration-related fees) ($4.7 million) as well as charges associated with the termination of certain acquired distribution agreements ($6.6 million);

•

Other income benefited from a nontaxable indemnification payment of approximately €14 million ($18 million, or $0.11 per share) received from Pernod Ricard S.A. (“Pernod”) related to a tax matter in Spain; and

•

The net impact of foreign exchange hedge results and the impact of translating 2012 amounts at 2011 exchange rates was an unfavorable $17.6 million on net sales and a favorable $0.6 million on operating income.

In the second quarter of 2011, our financial results included the following:

•

Business separation costs of $8.0 million ($0.05 per share) incurred in connection with the Separation Transactions completed in 2011, principally including financial, legal and other advisory fees related to the Separation Transactions; and

•	Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure of $19 million ($12 million, or $0.08 per share, net of tax).

Business Outlook

We believe that the long-term demographic trends are favorable for the continued profitable growth of western premium spirits. We believe that the continued management and investment focus on the best growth and return opportunities in our brand portfolio and geographic markets, including innovation, advertising and more effective routes to market, position us well for long-term growth. We expect our global spirits market to grow value slightly above 3% during 2012, supported by growth in the U.S. and partially offset by uncertainty in certain international markets, including the Eurozone.

Factors that could adversely affect future results in our business include macro-economic challenges and changes in market trends, competitive pricing and other activities, changes in foreign exchange rates, reductions in customer inventory levels, changes to government financial incentives, increases in commodity and energy prices, future increases in excise taxes and customs duties, continued consolidation in the distributor and retail tiers, increased regulatory enforcement and potential impairment charges. Please see “Forward-Looking Statements.”

RESULTS OF OPERATIONS

The following discussion and analysis of our results from continuing operations for the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011 addresses changes in net sales, operating expenses and income from continuing operations. Approximately 50 percent of our business is outside the U.S. As a result, changes in foreign exchange rates can have a significant impact on our reported results of operations when translated and presented in U.S. dollars.

Our discussion of results of operations includes the use of comparable net sales growth rates, a non-GAAP measure, in evaluating the Company’s sales growth on a year-over-year basis exclusive of items that are not indicative of the underlying sales performance of our business. Comparable net sales growth rates are adjusted for the impact of foreign exchange, acquisitions/divestures and, for the six month periods, the impact of the Australia manufacturing and distribution agreement. This measure should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and may also be inconsistent with similar measures presented by other companies.

Consolidated Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for the second quarter of 2012 as compared to the second quarter of 2011:

Consolidated Net Sales Growth
Net sales growth (GAAP)	4%
Foreign exchange rates (a)	3%
Acquisitions/divestitures (b)	(2)%

Comparable net sales (Non-GAAP)	5%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.

(b)	Impact is primarily due to the acquisition of the Pinnacle assets in the second quarter of 2012 and the acquisition of the Cooley business in the first quarter of 2012.

Net sales increased $25.1 million, or 4%, from $570.4 million in the second quarter of 2011 to $595.5 million in the second quarter of 2012. Comparable net sales increased 5% compared to a strong year-ago quarter that benefited from the year-over-year timing of new product launches. Comparable net sales growth in 2012 was driven by net sales growth in our North America segment, while EMEA and APSA comparable net sales were adversely impacted by the timing of shipments as described in our discussion of segment results below. Volume and price/mix both contributed to the 5% increase in comparable net sales growth. The product mix benefit in 2012 was partially due to the impact of innovations on our product mix and the price benefit was due to targeted price increases for certain brands and markets such as Jim Beam and Maker’s Mark in the U.S. Power Brands and Rising Stars were the primary contributors to our sales growth. Our Power Brands net sales growth on a GAAP basis was 5%. Power Brands grew 6% on a comparable basis adjusting for foreign exchange (+4%) and acquisitions/divestitures (-3%). Net sales of Rising Stars brands increased 20% on a GAAP basis (21% after adjusting for the unfavorable foreign exchange impact).

Cost of goods sold

Cost of goods sold increased $6.9 million, or 3%, from $241.7 million in the second quarter of 2011 to $248.6 million in the second quarter of 2012. Cost of goods sold increased in the 2012 period due to a combination of higher raw material costs and increased sales volume and product mix. In addition, a year-over-year benefit from foreign currency was substantially offset by increased cost of goods sold related to acquisitions.

Advertising and marketing expense

Advertising and marketing expense decreased $1.3 million, or 1%, from $99.3 million in the second quarter of 2011 to $98.0 million in the second quarter of 2012, primarily due to a favorable foreign currency impact. Advertising and marketing expense decreased despite sales growth due to our front loaded new product launches in the first quarter of 2012. Advertising and marketing expense as a percentage of net sales was 16.5% in the second quarter of 2012 and 17.4% in the second quarter of 2011.

Selling, general and administrative expense

Selling, general and administrative expense increased $6.9 million, or 7%, from $97.8 million in the second quarter of 2011 to $104.7 million in the second quarter of 2012, primarily due to inflationary increases, incremental costs to support growth in emerging markets and approximately $11 million of acquisition and integration-related charges incurred in connection with the acquisition of the Pinnacle assets, including transaction expenses (professional advisory, consulting and other transaction and integration-related fees) ($4.7 million) and charges related to the termination of certain distribution contracts that were acquired in the acquisition ($6.6 million). These unfavorable impacts were partially offset by lower Beam standalone company costs as compared to the former Fortune Brands corporate cost structure ($10 million) and a favorable foreign currency impact ($2 million). Refer to Note 16, Segment Information, for more information on estimating standalone corporate cost structure.

Business separation costs

Business separation costs of $13.8 million in the second quarter of 2012 include a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012, partially offset by the reversal of Separation-related reserves that were determined to be no longer necessary. Business separation costs of $8.0 million incurred in the second quarter of 2011 reflect financial, legal and other advisory fees related to the Separation Transactions that were completed in 2011.

Operating income

Operating income increased $6.0 million, or 5%, from $119.7 million in the second quarter of 2011 to $125.7 million in the second quarter of 2012. On a constant currency basis, North America, EMEA, and APSA operating income increased $9 million, $2 million and $1 million, respectively. The increase in operating income was primarily due to increased gross profit ($18.2 million) from higher sales, which were driven by both volume and price/mix as well as the timing of advertising and marketing programs as described above. The increased gross profit was partially offset by an increase in selling, general and administrative expense ($6.9 million) as described above.

Restructuring and other charges/gains had a negative impact on operating income for the second quarter of 2012, as the increases in acquisition and integration-related charges of $12 million and business separation costs of $6 million more than offset the benefit of lower corporate costs (compared to the former Fortune Brands corporate cost structure) ($10 million).

Interest expense

Interest expense decreased $2.2 million, or 8%, due to lower average borrowings, principally due to debt reduction of approximately $2.3 billion during 2011 related to the Separation Transactions as well as additional debt reductions from scheduled debt payments that were made in 2011. New borrowings of $600 million in May 2012, which were used to fund the acquisition of the Pinnacle assets, partially offset this benefit.

Other (income) expense

Other (income) expense was income of $22.5 million in the second quarter of 2012 compared to expense of $3.0 million in the second quarter of 2011. The favorable change from 2011 to 2012 was primarily due to a nontaxable indemnification payment of approximately €14 million ($18 million) received from Pernod related to a tax matter in Spain in 2012 as well as an increase in equity income. Refer to Note 8, Income Taxes, for more information on the indemnification payment received from Pernod.

Income taxes

The effective income tax rates for the three months ended June 30, 2012 and 2011 were 16.5% and 28.8%, respectively. The effective tax rates in 2012 and 2011 were less than the U.S. federal statutory rate primarily due to foreign income that is taxed at lower rates than the U.S. federal statutory rate, the recognition of previously unrecognized tax benefits in foreign jurisdictions, and, in 2012, the receipt of non-taxable indemnification income from Pernod.

Segment Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

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

The following table sets forth net sales and operating income by operating segment for the three months ended June 30, 2012 and 2011 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

Net Sales				Non-GAAP Constant Currency
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$370.1	$334.1	10.8%	$373.4	11.8%
EMEA	111.7	119.1	(6.2)%	123.8	3.9%
APSA	113.7	117.2	(3.0)%	115.9	(1.1)%

Segment net sales	595.5	570.4	4.4%	613.1	7.5%
Foreign exchange	—	—		(17.6)	n/m

Net sales	$595.5	$570.4	4.4%	$595.5	4.4%

Operating Income				Non-GAAP Constant Currency
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$105.4	$95.1	10.8%	$104.2	9.6%
EMEA	23.4	24.6	(4.9)%	26.3	6.9%
APSA	22.8	19.4	17.5%	20.5	5.7%

Segment operating income	151.6	139.1	9.0%	151.0	8.6%
Deduct:
Foreign exchange	—	—		(0.6)
Business separation costs (Note 6)	13.8	8.0		13.8
Restructuring charges (gains) (Note 7)	0.4	(0.2)		0.4
Other charges (Note 7)	11.7	1.4		11.7
Unallocated corporate costs (Note 16)	—	10.2		—

Operating income	$125.7	$119.7	5.0%	$125.7	5.0%

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In addition to excluding the impact of foreign currency rate changes, comparable sales are adjusted for the impact of acquisitions/divestitures. In the following discussion, we refer to sales presented on this basis as “comparable net sales.” The Company believes that comparable net sales growth is useful in evaluating the Company’s sales growth year-over-year excluding items that are not indicative of underlying sales performance. Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the second quarter of 2012 as compared to the second quarter of 2011.

	North America	EMEA	APSA
Net sales growth (GAAP)	11%	(6)%	(3)%
Foreign exchange rates (a)	1%	10%	2%
Acquisitions/divestitures (b)	(4)%	(3)%	—

Comparable net sales (Non-GAAP)	8%	1%	(1)%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.

(b)	Impact is primarily due to the acquisition of the Pinnacle assets in the second quarter of 2012 and the acquisition of the Cooley business in the first quarter of 2012.

North America

North America comparable net sales growth was 8% in the second quarter of 2012, benefiting from higher volume, innovation and product mix. Net sales volume and product mix benefited from strong growth for our Power Brands and Rising Stars brands, led by Jim Beam, Maker’s Mark, and Skinnygirl. Our bourbon portfolio delivered strong growth, including Maker’s Mark, which partly benefited from buy-in ahead of price increases, as well as growth for Jim Beam. Growth in Skinnygirl products in the U.S. and Canada, including initial distributor inventory purchases for the new vodka, wine and ready-to-serve products, also benefited results.

On a constant currency basis, North America operating income increased by $9.1 million, or 10%, from $95.1 million in the second quarter of 2011 to $104.2 million in the second quarter of 2012. Operating income increased principally due to increased sales and favorable product mix, relatively consistent with the sales increase described above, partially offset by increased advertising and marketing expense.

Europe/Middle East/Africa

EMEA comparable net sales growth was 1% in the second quarter of 2012, benefiting primarily from increased sales volume, including the benefit of new product innovations, such as Sourz Fusionz Ready-to-Drink (U.K.), Jim Beam Honey (Germany and U.K.), and Jim Beam Devil’s Cut and Jim Beam Ready-to-Drink (both in Germany), as well as strong growth of our Power Brands in Germany, Russia and travel retail and Rising Stars in the U.K. These benefits were partially offset by sales decreases in economically challenged markets, particularly Spain, and the adverse impact of a decrease in non-branded sales.

On a constant currency basis, EMEA operating income increased by $1.7 million, or 7%, from $24.6 million in the second quarter of 2011 to $26.3 million in the second quarter of 2012. The increase in operating income was principally due to increased net sales, which increased 4% on a constant currency basis, and lower advertising and marketing expense in the second quarter of 2012 as compared to the year-ago period due to significant expense in the second quarter of 2011 for the launch of Red Stag in Germany, and lower second quarter 2012 expense following higher expense in the first quarter of 2012.

Asia-Pacific/South America

APSA comparable net sales decreased 1% in the second quarter of 2012, as compared to the 2011 period, primarily due to the timing of shipments. The 2011 period benefited from our new distribution contract in Australia, which we entered into at the end of the first quarter of 2011 and resulted in higher volumes in the second quarter of 2011 due to the timing of shipments to our distributor. Additionally, the second quarter of 2011 was favorably impacted by a route to market transition in Brazil that resulted in greater shipments in the period.

On a constant currency basis, APSA operating income increased $1.1 million, or 6%, from $19.4 million in the second quarter of 2011 to $20.5 million in the second quarter of 2012. Operating income increased principally due to a decrease in advertising and marketing expense, which was primarily due to the timing of advertising and marketing programs.

Consolidated Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

Consolidated Net Sales Growth
Net sales growth (GAAP)	3%
Foreign exchange rates (a)	1%
Acquisitions/divestitures (b)	(2)%
Australia distribution one-time sale (c)	5%
Australia distribution margin structure (d)	1%

Comparable net sales (Non-GAAP)	8%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.

(b)	Impact is primarily due to the acquisition of the Skinnygirl business in the latter part of the first quarter of 2011, the acquisition of the Pinnacle assets in the second quarter of 2012 and the acquisition of the Cooley business in the first quarter of 2012.

(c)	In the first quarter of 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. The transition to the new agreement included a one-time sale of inventory.

(d)	Under the new agreement in Australia, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

Net sales increased $34.9 million, or 3%, from $1,094.4 million in the six months ended June 30, 2011 to $1,129.3 million in the six months ended June 30, 2012. Comparable net sales growth for North America, EMEA and APSA was 10%, 5% and 7%, respectively. This growth was primarily due to innovation and strong demand for our bourbon brands as well as other regional factors described below.

Approximately one-third of our comparable net sales growth for the six months ended June 30, 2012 was due to new product innovations. Some of our new product launches in 2012 and 2011, which are further discussed in the segment results below, include Pucker Vodka and Skinnygirl ready-to-drink innovations in the U.S. and Jim Beam Devil’s Cut and Red Stag Black Cherry in Germany. Increased volume contributed three-quarters of comparable net sales growth with product mix and price contributing the rest of the growth. Volume in North America benefited from increased customer orders and shipments ahead of planned price increases.

Consistent with the second quarter results, our net sales growth in the current year-to-date period was driven by Power Brands and Rising Stars. Our Power Brands net sales growth on a GAAP basis was 4%. Power Brands grew 12% on a comparable basis adjusting for the year-over-year impact of the Australia distributor change (+6%) described above, foreign exchange (+2%) and acquisitions/divestitures (-2%). Net sales of Rising Stars brands grew 19% on both a GAAP and comparable basis.

Cost of goods sold

Cost of goods sold decreased $3.6 million, or 1%, from $471.3 million in the six months ended June 30, 2011 to $467.7 million in the six months ended June 30, 2012. The decrease in cost of goods sold primarily relates to the transition to our new long-term manufacturing and distribution agreement in Australia, including the prior year impact of a one-time sale of inventory ($22.7 million or 5%), a favorable foreign currency impact (4%), and the favorable impact of our productivity initiatives achieved under our “Fuel Our Growth” strategy. These benefits were partially offset by an increase in raw materials costs, increased volumes and product mix consistent with sales volume and mix increases described above under “Net sales”, as well as the impact of acquisitions.

For the full year 2012, we expect that raw material costs will be approximately $25 to $30 million higher than in 2011. We seek to offset this increase with the continued implementation of productivity and efficiency initiatives.

Advertising and marketing expense

Advertising and marketing expense increased $8.9 million, or 5%, from $165.8 million in the six months ended June 30, 2011 to $174.7 million in the six months ended June 30, 2012 in support of increased sales. The 5% increase was partially offset by a favorable foreign currency impact (2%). Advertising and marketing expense as a percentage of net sales was approximately 15% in both periods.

For the remainder of 2012, we currently expect to increase advertising and marketing expense so that full year 2012 advertising and marketing expense grows at a double-digit rate as compared to full year 2011.

Selling, general and administrative expense

Selling, general and administrative expense increased $6.6 million, or 3%, from $198.5 million in the six months ended June 30, 2011 to $205.1 million in the six months ended June 30, 2012 primarily due to increased costs in emerging markets to drive future growth, inflationary increases and approximately $15 million of acquisition and integration-related charges incurred in connection with the acquisition of the Pinnacle assets (second quarter 2012) and the Cooley acquisition (first quarter 2012), including transaction expenses (professional advisory, consulting and other transaction and integration-related fees) ($5.4 million) and charges associated with the termination of certain acquired distribution contracts ($9.7 million). These unfavorable impacts were partially offset by lower Beam standalone company costs as compared to the former Fortune Brands corporate cost structure ($25 million).

Restructuring charges

In 2012, restructuring charges of $2.7 million related to organizational streamlining initiatives, which include the Company’s plans to relocate certain of its U.S. finance and human resource shared services from its Deerfield headquarters to Kentucky. The Company is employing lean techniques throughout the organization to meet its goal of achieving 1-2% annual improvement before inflation in our total cost of goods sold and selling, general and administrative expenses.

We do not currently expect any material incremental restructuring charges to be incurred in connection with our shared services restructuring program described above or any of our other restructuring activities initiated prior to the second quarter of 2012. As described in Note 7, Restructuring and Other Charges, we have incurred approximately $7 million of contract termination fees associated with the integration of Pinnacle into our operations. We are in the early stages of the integration process, and we may incur additional integration-related charges as we continue to evaluate opportunities to integrate Pinnacle into our existing operating footprint. However, at this time, we do not believe that any such charges would have a material impact on our results or operations or liquidity, and any such costs would be outweighed by anticipated revenue and/or cost synergies.

Business separation costs

Business separation costs in the six months ended June 30, 2012 include a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012, partially offset by the reversal of Separation-related reserves that were determined to be no longer necessary. Business separation costs incurred in the six months ended June 30, 2011 reflect financial, legal and other advisory fees related to the Separation Transactions that were completed in 2011.

Operating income

Operating income increased $25.1 million, or 11%, from $231.7 million in the six months ended June 30, 2011 to $256.8 million in the six months ended June 30, 2012. The increase in operating income was primarily due to increased gross profit from higher sales, which were driven by both volume and price/mix. The increase in operating income in 2012 was also due to a $7 million favorable impact from changes in foreign currency rates and related hedge impacts. The increased gross profit was partially offset by increases in advertising and marketing and selling, general and administrative expenses, as discussed above.

Restructuring and other charges/gains had a negative year-over-year impact of approximately $7 million on operating income for the first six months of 2012. Acquisition and integration-related charges of $16 million in 2012 and the absence of gross profit of $24 million from the Australia one-time sale of inventory in 2011 were partially offset by the benefit of lower corporate costs (compared to the former Fortune Brands corporate cost structure) ($25 million).

Interest expense

Interest expense decreased $8.6 million, or 14%, due to lower average borrowings, principally due to debt reduction of approximately $2.3 billion during 2011 related to the Separation Transactions as well as additional debt reductions from scheduled debt payments that were made in 2011. New borrowings of $600 million in May 2012, which were used to fund the acquisition of the Pinnacle assets, partially offset this benefit.

Other (income) expense

Other (income) expense was income of $28.4 million in the six months ended June 30, 2012 compared to expense of $3.1 million in the six months ended June 30, 2011. The change from 2011 to 2012 was primarily due to a nontaxable indemnification payment of approximately €14 million ($18 million) received from Pernod related to a settlement of a tax matter in Spain in 2012, an increase in equity income, higher foreign exchange gains of $3.1 million, and a $1.9 million dividend distribution related to the wind down of a joint venture investment in 2012. Refer to Note 8, Income Taxes, for more information on the indemnification payment received from Pernod.

Income taxes

The effective income tax rates for the six months ended June 30, 2012 and 2011 were 23.1% and 26.4%, respectively. The effective tax rates in 2012 and 2011 were less than the U.S. federal statutory rate primarily due to foreign income that is taxed at lower rates than the U.S. federal statutory rate, the recognition of previously unrecognized tax benefits in foreign jurisdictions, and, in 2012, the receipt of non-taxable indemnification income from Pernod. These favorable impacts on the effective tax rate for the six months of 2012 were partially offset by additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

Segment Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth net sales and operating income by operating segment for the six months ended June 30, 2012 and 2011 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

Net Sales				Non-GAAP Constant Currency
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$679.4	$608.8	11.6%	$683.9	12.3%
EMEA	219.0	214.9	1.9%	234.1	8.9%
APSA	230.9	224.4	2.9%	228.5	1.8%

Segment net sales	1,129.3	1,048.1	7.7%	1,146.5	9.4%
Foreign exchange	—	—		(17.2)	n/m
Australia distribution one-time sale	—	46.3		—	n/m

Net sales	$1,129.3	$1,094.4	3.2%	$1,129.3	3.2%

Operating Income				Non-GAAP Constant Currency
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$204.0	$178.0	14.6%	$202.4	13.7%
EMEA	40.8	45.0	(9.3)%	43.5	(3.3)%
APSA	44.8	34.2	31.0%	37.2	8.8%

Segment operating income	289.6	257.2	12.6%	283.1	10.1%
Deduct:
Foreign exchange	—	—		(6.5)
Business separation costs (Note 6)	13.8	17.2		13.8
Restructuring charges (Note 7)	2.7	1.9		2.7
Other charges (gains) (Note 7)	16.3	(18.2)		16.3
Unallocated corporate costs (Note 16)	—	24.6		—

Operating income	$256.8	$231.7	10.8%	$256.8	10.8%

Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

	North America	EMEA	APSA
Net sales growth (GAAP)	12%	2%	3%
Foreign exchange rates (a)	1%	7%	(1)%
Acquisitions/divestitures (b)	(3)%	(4)%	—
Australia distribution margin structure (c)	—	—	5%

Comparable net sales (Non-GAAP)	10%	5%	7%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.

(b)	Impact is primarily due to the acquisition of the Pinnacle assets in the second quarter of 2012 and the acquisition of the Cooley business in the first quarter of 2012.

(c)	In 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. Under the new agreement, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

North America

North America comparable net sales growth was 10% in the six months ended June 30, 2012, benefiting from higher volume, innovation and product mix. Comparable net sales growth in the six months ended June 30, 2012 benefited from strong demand for Maker’s Mark in the second quarter of 2012, partly impacted by customer buy-in ahead of planned price increases, and pipeline fill in the first quarter of 2012 related to the transition to our new distributor in Mexico. Net sales volume and product mix benefited from strong growth for our Power Brands and Rising Stars, led by Jim Beam, Maker’s Mark, and Skinnygirl. Growth in Skinnygirl products in the U.S. and Canada, including initial distributor inventory purchases for the new vodka, wine, and ready-to-serve products, also benefited sales growth in the 2012 period. Other innovations in 2012 include Red Stag Honey Tea and Red Stag Spiced.

On a constant currency basis, North America operating income increased by $24.4 million, or 14%, from $178.0 million in the six months ended June 30, 2011 to $202.4 million in the six months ended June 30, 2012. Operating income increased principally due to favorable product mix and premiumization and the benefit of fixed cost leverage.

Europe/Middle East/Africa

EMEA comparable net sales increased 5% in the six months ended June 30, 2012, primarily due to increased volume. Volumes benefited from new products. New product innovations in the 2012 period include Red Stag Black Cherry, Jim Beam Honey, Jim Beam Devil’s Cut and Jim Beam Ready-to-Drink in Germany and Sourz Fusionz Ready-to-Drink in the U.K. EMEA sales also benefited from strong growth of our Power Brands in Germany, Russia and travel retail and Rising Stars in the U.K. These benefits were partially offset by a sales decrease in the economically challenged Spanish market and the adverse impact of non-branded sales that benefited the year-ago period.

Despite increased sales in the six months ended June 30, 2012, EMEA operating income on a constant currency basis decreased $1.5 million, or 3%, from $45.0 million in the six months ended June 30, 2011 to $43.5 million in the six months ended June 30, 2012 primarily as a result of increased advertising and marketing expenditures to promote new product introductions and the impact of increased costs related to streamlining our distributors in Spain and the U.K.

Asia-Pacific/South America

APSA comparable net sales increased 7% in the six months ended June 30, 2012 as compared to the year-ago period. Our net sales growth in the year-to-date period benefited from price/mix improvements as compared to the year-ago period. As discussed in the second quarter results, net sales growth in the 2012 period was adversely impacted by the timing of shipments largely due to changes in our routes to market in 2011, although the impact was less significant on the year-to-date period as compared to the impact on the quarter-to-date period. In the 2012 period, strong double-digit net sales growth in emerging markets, particularly India, China, and Southeast Asia, was partially offset by economically challenged markets, such as Australia.

On a constant currency basis, APSA operating income increased $3.0 million, or 9%, from $34.2 million in the six months ended June 30, 2011 to $37.2 million in the six months ended June 30, 2012. Operating income increased principally due to net sales growth, partially offset by increased costs to support growth in emerging markets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital increased to 36.7% at June 30, 2012 from 32.0% at December 31, 2011, primarily due to an increase in outstanding debt (discussed below), partially offset by higher equity resulting from 2012 net income.

In May 2012, we issued $300 million aggregate principal amount of 1.875% Notes due 2017 (the “2017 Notes”) and $300 million aggregate principal amount of 3.250% Notes due 2022 (the “2022 Notes” and, together with the 2017 Notes, the “Notes”). Net proceeds were used to finance the acquisition of the Pinnacle assets on May 31, 2012.

The 2017 Notes will mature on May 15, 2017 and bear interest at a fixed rate of 1.875% per annum. The 2022 Notes will mature on May 15, 2022 and bear interest at a fixed rate of 3.250% per annum. The Company will pay interest on the Notes from May 21, 2012 semi-annually, in arrears, on May 15 and November 15 of each year, beginning November 15, 2012. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

In December 2011, we executed a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes. As of June 30, 2012, there were no amounts outstanding under the Credit Agreement. The Company may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate. We believe that our cash from operations, Credit Agreement and other sources of liquidity will be sufficient to fund current operations, service outstanding indebtedness and pay dividends.

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

As of June 30, 2012, we had total cash and cash equivalents of $109.3 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. We do not believe that any such transfer of cash would have a material impact on our results of operations or financial position.

In July 2012, we paid approximately $29 million for the required settlement of pension liabilities for certain former Fortune Brands executives due to their termination in connection with the Separation Transactions.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2012 and 2011 (in millions). Consistent with reporting for discontinued operations previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the three cash flow activities presented below include cash flows from discontinued operations for the 2011 period.

	2012	2011
Net cash provided by operating activities	$25.2	$6.5
Net cash used in investing activities	(724.4)	(120.2)
Net cash provided by (used in) financing activities	588.5	(464.4)
Effect of foreign exchange rate changes on cash	1.7	0.8
Change in cash included in assets of discontinued operations	—	(4.4)

Net decrease in cash and cash equivalents	$(109.0)	$(581.7)

Operating Activities

Net cash provided by operating activities was $25.2 million in the six months ended June 30, 2012 compared to $6.5 million in the six months ended June 30, 2011. Operating cash flow was higher in the 2012 period due to cash used by the Golf business (which was sold in July 2011) and the Home & Security business (which was spun-off in October 2011) in 2011 and the cash impacts of higher net income from continuing operations in 2012 as compared to the year-ago period. These benefits were partially offset by increased expenditures to produce aging spirits inventory to support future growth. In future periods, we expect to make incremental expenditures of approximately $45 million for the production of aged spirits, including capacity expansion projects, in order to help meet future demand for our bourbon, scotch and cognac brands.

Operating cash flows for the six months ended June 30, 2012 included approximately $22 million of cash outflows related to discontinued operations and Separation-related liabilities, primarily consisting of settlement of a legal matter and incentive compensation and severance benefits for former Fortune Brands executives.

Investing Activities

Net cash used in investing activities was $724.4 million in the six months ended June 30, 2012 as compared to $120.2 million in the six months ended June 30, 2011. The increase of $604.2 million was primarily due to a $634.8 million increase in net cash used in 2012 for acquisitions, partially offset by lower capital expenditures in 2012 and $6 million in cash received from Home & Security under agreements relating to the Spin-Off. Capital expenditures were $59 million in 2012 and were primarily related to the purchase of new oak barrels, the build-out of our new Global Innovation Center in Kentucky, and capitalized software additions. Capital expenditures in the six months ended June 30, 2011 included capital expenditures by Fortune Brands’ Spirits operating segment of approximately $63 million.

Financing Activities

Net cash provided by financing activities was $588.5 million in the six months ended June 30, 2012 as compared to net cash used of $464.4 million in the six months ended June 30, 2011. Cash proceeds of $593 million were received in the 2012 period from the issuance of long-term debt to fund the acquisition of the Pinnacle assets. Net cash outflows of $446 million in the 2011 period related to the repayment of outstanding debt at maturity, net of proceeds from the issuance of short-term debt.

Dividends

A summary of 2012 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.205 per share	January 27, 2012	February 8, 2012	March 1, 2012
$0.205 per share	April 25, 2012	May 9, 2012	June 1, 2012
$0.205 per share	July 24, 2012	August 8, 2012	September 4, 2012

A summary of 2012 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 27, 2012	February 8, 2012	March 10, 2012
$0.6675 per share	April 25, 2012	May 9, 2012	June 10, 2012
$0.6675 per share	July 24, 2012	August 8, 2012	September 10, 2012

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $422.8 million and $385.8 million as of June 30, 2012 and December 31, 2011, respectively, and are recorded at their stated amount less allowances for discounts and doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts and doubtful accounts was $10.2 million and $9.8 million as of June 30, 2012 and December 31, 2011, respectively. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at June 30, 2012 was $5.6 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. The Company is not required to make any contributions in 2012 to comply with U.S. minimum funding requirements. In July 2012, we paid approximately $29 million for the distribution of pension benefits to certain Fortune Brands executives due to their terminations at the end of 2011 in connection with the Separation Transactions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by law, including under the Pension Protection Act of 2006. As of December 31, 2011, the fair value of our total pension plan assets was $319.5 million, representing 71% of the accumulated benefit obligation liability.

Guarantees and Commitments

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $17.3 million, of which our guarantee exposure was $9.0 million based on facilities utilized at June 30, 2012. The Company has not recorded a liability for these guarantees.

We guarantee a lease for ACCO World Corporation (“ACCO”), the office products business we divested in a spin-off in 2005. As of June 30, 2012, remaining lease payments totaling $6.8 million are payable by ACCO through early 2013. The liability related to this guarantee is not material.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $39 million and $40 million as of June 30, 2012 and December 31, 2011, respectively, and is recorded as a liability on our condensed consolidated balance. Our actual obligation may differ based on closure of the tax period with the taxing authorities or if there is an audit during open periods resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Contractual Obligations and Other Commercial Commitments

There were no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Commercial Commitments” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of impacts related to the acquisition of the Pinnacle assets and related issuance of long-term debt to fund the acquisition. The following table presents new contractual obligations that arose in 2012 due to the Pinnacle acquisition (in millions):

	Payments Due by Period as of June 30, 2012
Contractual Obligations	Total	Remainder of 2012	2013 - 2014	2015-2016	After 2016
Long-term debt	$600.0	$—	$—	$—	$600.0
Interest payments on long-term debt	125.4	7.4	30.8	30.8	56.4
Purchase obligations (raw materials)	51.0	16.7	34.3	—	—

Total	$776.4	$24.1	$65.1	$30.8	$656.4

Critical Accounting Policies and Estimates

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to future results, or states our intentions, beliefs and expectations or predictions for the future. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “targets,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will,” “seeks,” “strives” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the Securities and Exchange Commission, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions and credit market instability, particularly in Europe;

•	competitive market pressures (including pricing pressures);

•	changes in consumer preferences and trends;

•	risks pertaining to strategic acquisitions, joint ventures, and alliances, particularly financial and integration risks;

•	commodity and energy price volatility;

•	risks associated with doing business outside the United States, including currency exchange rate risks;

•	inability to attract and retain qualified personnel;

•	the impact of excise tax increases and customs duties on distilled spirits or changes to government financial incentives;

•	dependence on performance of distributors and other marketing arrangements;

•	customer defaults and related bad debt expense;

•	any possible downgrades of the Company’s credit ratings;

•	costs of certain employee and retiree benefits and returns on pension assets;

•	tax law changes or interpretation of existing tax laws;

•	potential liabilities, costs and uncertainties of litigation;

•	ability to secure and maintain rights to trademarks and tradenames;

•	impairment in the carrying value of goodwill or other acquired intangible assets;

•	disruptions at production facilities;

•	risks related to the Home & Security Spin-Off; and

•	other risks and uncertainties described from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2011, in connection with the Spin-Off, the Company agreed to indemnify Home & Security for any losses arising from smoking and health or fire-safe cigarette matters relating to the tobacco business of any of the Company’s predecessors or former subsidiaries.

Pending Cases

As of July 31, 2012, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with five cases reported in our Annual Report on Form 10-K for the year ended December 31, 2011. As of July 31, 2012, there were no purported smoking and health class actions or health care recovery actions pending against the Company.

Terminated Cases

There were no tobacco-related cases terminated in the three months ended June 30, 2012 in which the Company was named as one of the defendants.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of July 31, 2012, B&W and/or R.J. Reynolds Tobacco Company had been served in over 6,500 pending cases (the “Engle progeny cases”). As of July 31, 2012, 65 Engle progeny cases have been tried to verdict in state and federal court, 43 of which resulted in adverse judgments against tobacco companies. Of those 43 adverse judgments, 34 resulted in adverse judgments against the Indemnitor. The Indemnitor has appealed 32 of these adverse judgments and, as of July 31, 2012, the Indemnitor’s time to file an appeal from the other two of these adverse judgments had not yet expired. Seventeen of these appeals remained pending before Florida intermediate appellate courts as of July 31, 2012. In three of the appeals that were decided, the Florida intermediate appellate courts affirmed the liability finding but vacated the damages award in whole or in part and remanded the matter to the trial court. In one of the appeals that was decided, the Florida intermediate appellate court reversed the final judgment and remanded the matter to the trial court for a new trial on all issues. In the other eleven appeals that were decided, the Florida intermediate appellate courts affirmed final judgments in favor of plaintiffs. On December 16, 2011, the Indemnitor petitioned the United States Supreme Court for writ of certiorari in four of these appeals. These certiorari petitions were denied by the United States Supreme Court on March 26, 2012, and the Indemnitor paid the final judgments in these four cases on April 27, 2012. As of July 31, 2012, the Indemnitor has paid final judgments in two other Engle progeny cases. The Company is not a party to any of the Engle progeny cases.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including the Indemnitor and B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. On August 17, 2006, the Court issued a final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The District Court issued an order on December 22, 2010, on consent of the parties, ruling that B&W is no longer subject to the injunctive remedies in the case. These remedies are still being litigated in the District Court. In addition, certain defendants filed an appeal on June 3, 2011 from an order entered by the District Court denying the defendants’ motion to vacate all injunctive remedies and dismiss the case in its entirety based on the passage of new federal law that granted the Food and Drug Administration regulatory authority over the marketing and sale of tobacco products. Defendants also noticed an appeal on June 8, 2011 from an order entered by the District Court requiring the defendants to disclose various disaggregated marketing data. The U.S. Court of Appeals for the District of Columbia denied both appeals on July 27, 2012. The Company is not a party to this action.

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

Item 1A.	Risk Factors.

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

3	Articles of Incorporation and By-Laws

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

3(ii)	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

4	Instruments Defining the Rights of Security Holders

4.1	Form of Global Note for the Company’s 1.875% Notes due 2017 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

4.2	Form of Global Note for the Company’s 3.250% Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

12*	Statement re computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Beam Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: August 9, 2012	BY:	/s/ ROBERT F. PROBST
Robert F. Probst
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)