Form 10-Q
period 2012-09-30
BEAM INC
filed 2012-11-08
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at October 31, 2012, was 159,112,849.

Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Sales	$778.3	$707.3	$2,193.6	$2,083.1
Less: Excise taxes	(150.8)	(128.1)	(436.8)	(409.5)

Net sales	627.5	579.2	1,756.8	1,673.6
Cost of goods sold	256.0	243.4	723.7	714.7

Gross profit	371.5	335.8	1,033.1	958.9
Advertising and marketing expense	107.5	96.0	282.2	261.7
Selling, general and administrative expense	96.3	135.6	301.4	334.2
Amortization of intangible assets	4.3	4.2	12.8	12.2
Restructuring charges	1.0	3.8	3.7	5.7
Business separation costs	—	68.6	13.8	85.8

Operating income	162.4	27.6	419.2	259.3
Interest expense	28.5	26.5	79.9	86.5
Loss on early extinguishment of debt	—	134.0	—	134.0
Other income	(1.9)	(37.7)	(30.3)	(34.6)

Income (loss) from continuing operations before income taxes	135.8	(95.2)	369.6	73.4
Income tax expense (benefit)	44.1	(13.2)	98.2	31.3

Income (loss) from continuing operations—Beam Inc.	91.7	(82.0)	271.4	42.1
(Loss) income from discontinued operations, net of tax	(15.2)	495.8	(15.3)	784.9

Net income	$76.5	$413.8	$256.1	$827.0
Less: Noncontrolling interests related to discontinued operations	—	0.7	—	4.1

Net income attributable to Beam Inc.	$76.5	$413.1	$256.1	$822.9

Basic earnings (loss) per Beam Inc. common share
Continuing operations	$0.58	$(0.53)	$1.72	$0.27
Discontinued operations	(0.10)	3.20	(0.10)	5.06

Net income	$0.48	$2.67	$1.62	$5.33
Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$0.57	$(0.53)	$1.69	$0.27
Discontinued operations	(0.10)	3.20	(0.10)	4.97

Net income	$0.47	$2.67	$1.59	$5.24
Cash dividends per share paid on common stock	$0.205	$0.19	$0.615	$0.57
Weighted-average common shares outstanding—basic	158.6	154.8	157.9	154.3
Weighted-average common shares outstanding—diluted	161.4	154.8	160.6	157.2

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Net income	$76.5	$413.8	$256.1	$827.0
Other comprehensive income:
Foreign currency translation adjustments
Foreign currency translation gains (losses)	81.2	(292.4)	94.6	(149.8)
Reclassification adjustments included in earnings	—	(39.6)	—	(39.6)
Tax benefit (expense)	2.4	(20.4)	2.4	(0.4)
Derivative instruments
Derivative instrument (losses) gains	(1.2)	4.2	(3.3)	(8.9)
Reclassification adjustments included in earnings	1.2	8.4	2.4	19.8
Tax (expense) benefit	(0.1)	(5.3)	0.1	(2.9)
Pension and other postretirement benefit adjustments
Current year actuarial loss – pension plans	—	(76.2)	—	(76.2)
Reclassification adjustments included in earnings	0.3	65.2	16.6	77.4
Tax benefit (expense)	0.5	2.9	(5.6)	(1.3)

Total other comprehensive income (loss)	84.3	(353.2)	107.2	(181.9)

Comprehensive income	160.8	60.6	363.3	645.1
Less: Comprehensive income attributable to noncontrolling interests	—	0.7	—	4.1

Comprehensive income attributable to Beam Inc.	$160.8	$59.9	$363.3	$641.0

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except per share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$147.5	$218.3
Accounts receivable from customers	442.7	364.8
Accounts receivable from related parties	9.0	21.0
Inventories
Maturing spirits	1,379.6	1,283.2
Finished products	218.3	167.3
Other raw materials, supplies, and work in process	135.8	101.0

	1,733.7	1,551.5
Other current assets	295.0	278.8

Total current assets	2,627.9	2,434.4
Property, plant and equipment	769.7	729.7
Goodwill	2,561.3	2,103.9
Other intangible assets	2,313.5	2,099.0
Investments in affiliates	48.6	42.2
Other non-current assets	83.7	82.6

Total assets	$8,404.7	$7,491.8

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$289.2	$28.4
Accounts payable to vendors	132.9	170.1
Accounts payable to related parties	40.9	36.0
Other current liabilities	445.5	524.2

Total current liabilities	908.5	758.7
Long-term debt	2,225.2	1,902.1
Deferred income taxes	462.7	375.1
Accrued pension and postretirement benefits	116.3	118.7
Other non-current liabilities	216.6	237.5

Total liabilities	$3,929.3	$3,392.1

Equity
Beam Inc. stockholders’ equity
$2.67 Convertible Preferred stock	3.6	4.7
Common stock, par value $3.125 per share, 750.0 shares authorized, 234.9 shares issued, and 158.9 shares outstanding at September 30, 2012	734.0	734.0
Paid-in capital	884.3	882.4
Accumulated other comprehensive loss	(196.9)	(304.1)
Retained earnings	6,046.2	5,892.6
Treasury stock, at cost	(2,995.8)	(3,109.9)

Total equity	4,475.4	4,099.7

Total liabilities and equity	$8,404.7	$7,491.8

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In millions)	2012	2011
Operating activities
Net income	$256.1	$827.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	75.0	148.9
Amortization	6.1	24.8
Stock-based compensation	14.8	49.0
Deferred income taxes	67.0	(83.7)
Loss on early extinguishment of debt	—	134.0
Gain on sale of assets	—	(691.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(36.4)	(43.1)
Inventories	(105.6)	(79.1)
Accounts payable	(47.3)	(45.5)
Other assets	(9.9)	25.7
Accrued expenses and other liabilities	(107.2)	50.6

Net cash provided by operating activities	112.6	317.4

Investing activities
Capital expenditures	(95.9)	(161.6)
Proceeds from the disposition of assets	6.6	1,209.9
Acquisitions, net of cash acquired	(680.6)	(45.6)
Return of investment in affiliates	2.0	19.8
Cash transfer from Fortune Brands Home & Security Inc. in spin-off	6.0	—

Net cash (used in) provided by investing activities	(761.9)	1,022.5

Financing activities
Decrease in short-term debt, net	(27.7)	(38.9)
Repayment of long-term debt	(10.3)	(1,640.6)
Issuance of long-term debt	605.8	—
Dividends to stockholders	(97.3)	(88.2)
Proceeds from stock-based awards, net	90.8	67.5
Tax benefit on exercise of stock options	11.4	3.3
Dividends paid to noncontrolling interests	—	(0.8)
Debt issuance costs	(1.0)	—
Other financing activities, net	—	(12.0)

Net cash provided by (used in) financing activities	571.7	(1,709.7)

Effect of foreign exchange rate changes on cash	6.8	(19.0)

Net decrease in cash and cash equivalents	(70.8)	(388.8)
Change in cash included in assets of discontinued operations	—	(10.3)
Cash and cash equivalents at beginning of period	218.3	811.5

Cash and cash equivalents at end of period	$147.5	$412.4

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company, formerly known as Fortune Brands, Inc., separated its three business segments during 2011. It completed the sale of the Golf business (the “Golf business”) in July 2011 and the tax-free spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”) in October 2011. The results of operations of Home & Security and the Golf business were reclassified to discontinued operations in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2011. The condensed consolidated statements of comprehensive income and cash flows do not separately state or classify activity relating to discontinued operations. Reclassification adjustments presented as a component of comprehensive income in the 2011 periods include amounts recorded to earnings due to the sale of the Golf business. Footnote disclosures only relate to continuing operations except where noted otherwise.

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

In the opinion of management these financial statements include all adjustments that are considered necessary for a fair presentation of our financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Interim results may not be indicative of results for a full year. The 2011 Condensed Consolidated Balance Sheet included in this report reflects an immaterial revision to correct the classification of amounts between “Other current liabilities” and “Accounts payable to vendors”.

The presentation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results in future periods could differ from those estimates.

2.     Recently Issued Accounting Standards

Presentation of Comprehensive Income

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASUs”), which amend guidance for the presentation of comprehensive income. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity. We adopted the guidance effective January 1, 2012 and have retrospectively applied the new presentation of comprehensive income to prior periods presented. We now present the components of OCI and total comprehensive income in a separate statement. Other than the change in presentation and disclosure, the update did not have an impact on our financial statements.

Intangible Assets

In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2012 (calendar year 2013 for Beam), but early adoption is permitted. We believe that adoption of this guidance will not have a material impact on our financial statements.

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities”. This guidance requires an entity to disclose information about assets and liabilities that have been netted (offset) in its financial statements. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013 (calendar year 2013 for Beam). We do not believe that adoption of this guidance will have a material impact on our financial statements.

3.     Acquisitions

Acquisitions in 2012

Pinnacle and Calico Jack brands and assets

In May 2012, we acquired the Pinnacle vodka and Calico Jack rum brands and certain other related assets (collectively referred to as the “Pinnacle assets”) from White Rock Distilleries, Inc. (“White Rock”) and its shareholders for approximately $608 million, consisting of $602 million paid at closing plus a working capital adjustment of $6 million that we paid in August 2012. In connection with the acquisition, we also paid $3 million at closing to White Rock related to post closing compensation agreements with certain employees that will be recognized as expense over the service period of the employees. This acquisition significantly enhances Beam’s U.S. presence in the vodka category.

The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Accounts receivable	$21.9
Inventory	21.9
Other current assets	2.2
Property, plant and equipment	10.6
Intangible assets (tradenames) (Note 10)	156.0
Other liabilities	(16.4)

Total identifiable assets	196.2
Goodwill	412.0

$608.2

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Pinnacle assets into our operations. Goodwill was recorded to the North America segment and is expected to be deductible for tax purposes.

For the three and nine months ended September 30, 2012, the addition of the Pinnacle assets increased our net sales by $37 million and $49 million, respectively, and our operating income by $8 million and $1 million, respectively. These amounts are inclusive of direct acquisition charges as well as charges associated with the integration of the Pinnacle assets into our operations and cost synergies realized to date.

The following table summarizes supplemental pro forma consolidated results of operations as if we acquired the Pinnacle assets on January 1, 2011 (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$627.5	$611.5	$1,803.8	$1,755.7
Income (loss) from continuing operations	91.7	(81.8)	277.4	31.3
Earnings (loss) per share – diluted – continuing operations	$0.57	$(0.53)	$1.73	$0.20

The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition and (ii) factually supportable. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2011. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition. In addition, the pro forma consolidated results do not adjust for the impact of restructuring and other charges/gains that the Company incurred during the periods presented, other than those charges that are directly attributable to the acquisition.

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

•

Additional interest expense associated with incremental debt issued by the Company to finance the acquisition of approximately $4.1 million for the three months ended September 30, 2011 and approximately $6.8 million and $12.3 million for the nine months ended September 30, 2012 and 2011, respectively.

•

The Company incurred acquisition-related charges of approximately $12 million in the nine months ended September 30, 2012. These charges, which primarily include legal, financial advisory fees, and contract termination fees, do not have a continuing impact on the combined company’s operating results. In order to present pro forma net income, assuming the acquisition occurred on January 1, 2011, the impact of these charges was eliminated from pro forma net income for the nine month period ended September 30, 2012 and included in pro forma net income for the nine month period ended September 30, 2011.

•	An adjustment to reflect tax expense on the Pinnacle pre-tax earnings and the above pro forma adjustments at an assumed 38% combined federal and state tax rate.

Cooley Distillery plc

In January 2012, we acquired Cooley Distillery plc (“Cooley”), an Irish whiskey producer, for a purchase price of approximately €60 million ($75 million) plus the repayment of outstanding debt. This acquisition enabled Beam to enter the Irish whiskey market. The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Cash	$3.5
Accounts receivable	4.9
Inventory	35.0
Property, plant and equipment	14.0
Intangible assets (tradenames)	19.3
Debt	(17.2)
Other liabilities	(12.9)

Total identifiable assets	46.6
Goodwill	28.4

$75.0

None of the goodwill, which primarily relates to the North America and EMEA segments, is expected to be deductible for tax purposes. Cooley’s results of operations, which are not material to our 2012 results, are included in our condensed consolidated financial statements from the date of acquisition. The repayment of indebtedness in connection with the transaction is included within “decrease in short-term debt, net” within the accompanying condensed consolidated statement of cash flows.

Acquisition in 2011

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. We recorded the estimated fair value of contingent consideration, which is based on the achievement of certain sales targets, as of the acquisition date.

During the first quarter of 2012, we paid approximately $2 million of previously accrued contingent consideration based on the attainment of contractual earn-outs during 2011. As of September 30, 2012, the Company’s recorded liability for the estimated fair value of remaining contingent consideration was approximately $26 million. In future periods, the Company may be required to record additional contingent consideration in an amount not in excess of approximately $2 million. Any change in our estimated liability for contingent consideration will increase or decrease operating income in future periods.

4.     Discontinued Operations

In October 2011, the Company completed the Spin-Off of Home & Security by distributing 100% of the outstanding shares of common stock of Home & Security to holders of the Company’s common stock.

In July 2011, the Company completed the sale of the Golf business to a company formed by Fila Korea Ltd. and Mirae Asset Private Equity of Korea for a cash purchase price of $1.275 billion, which excludes cash sold and includes a payment for a working capital adjustment received in October 2011.

The Spin-Off and the sale of the Golf business are together referred to herein as the “Separation Transactions.”

The following table summarizes the results of the Home & Security and Golf businesses for the three and nine months ended September 30, 2011 and adjustments related to discontinued operations during the three and nine months ended September 30, 2012 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$—	$957.2	$—	$3,330.0
(Loss) income from discontinued operations before income taxes	$(2.0)	$31.4	$2.1	$164.3
Income tax (benefit) expense	(2.1)	11.5	2.1	70.6
Gain on sale of discontinued operations	—	780.4	—	780.4
Tax expense on sale of discontinued operations	15.3	304.5	15.3	89.2

(Loss) income from discontinued operations	$(15.2)	$495.8	$(15.3)	$784.9

In 2012, tax expense recorded on the sale of discontinued operations is primarily due to a decrease in estimated foreign tax credits available to offset the gain on the sale of the Golf business. Additional adjustments may be recorded in future quarters as we continue to settle liabilities related to discontinued operations (primarily related to income and other taxes).

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

Interest expense associated with the Company’s debt, which was not directly associated with a discontinued segment, was allocated to discontinued operations based on the ratio of net assets of the Home & Security and Golf businesses to the sum of the Company’s total net assets plus consolidated debt other than debt directly attributable to other operations of the Company. The amount of interest expense allocated to discontinued operations for the three and nine months ended September 30, 2011 was $14.3 million and $46.2 million, respectively.

5.     Stock-Based Compensation

We use stock options, performance share awards (“PSUs”), and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. During the nine months ended September 30, 2012, we granted to employees 471,444 stock options, 184,183 PSUs and 160,216 RSUs. The total grant-date fair value of awards granted to employees during the nine months ended September 30, 2012 was $26.5 million and related expense is expected to be recognized over a weighted-average period of three years. In April 2012, we granted 10,265 shares of common stock to outside directors at a grant date fair value of $56.02 per share. Awards granted to outside directors vest immediately and the related compensation cost is expensed at the time of the award based on the fair value of a share of Beam’s stock at the date of the award.

6.     Business Separation Costs

Business separation costs are directly related to implementing the Separation Transactions (refer to Note 4, Discontinued Operations, for additional information on the Separation Transactions). The separation costs in the nine months ended September 30, 2012 primarily consist of a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions. The settlement charge primarily consists of the recognition of pension losses previously deferred in accumulated other comprehensive income (“AOCI”), and the $29 million distribution was the amount of these executives’ unfunded pension benefit. Under applicable law, we could not make the $29 million distribution until six months following the executives’ termination date (December 31, 2011). We recorded $68.6 million and $85.8 million of business separation costs in the three and nine months ended September 30, 2011, respectively. Business separation costs for the three months ended September 30, 2011 consisted of $24.1 million of financial, legal and other advisory fees related to the Separation Transactions, as well as $44.5 million of employee-related costs primarily related to termination benefits. Business separation costs for the nine months ended September 30, 2011 consisted of $41.3 million of financial, legal and other advisory fees related to the Separation Transactions, as well as $44.5 million of employee-related costs primarily related to termination benefits.

7.     Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for continuing operations for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Workforce restructurings and other	$1.0	$3.8	$3.7	$3.7
Lease/contract terminations	—	—	—	2.0

	$1.0	$3.8	$3.7	$5.7

In 2012, restructuring charges related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield headquarters to Kentucky and ongoing integration of the Pinnacle assets. In 2011, restructuring charges related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives.

The changes in the balance of the restructuring liability for the nine months ended September 30, 2012 and 2011 are as follows (in millions):

	Workforce Restructurings	Contract Termination Costs	Total
Balance at December 31, 2010	$12.8	$9.9	$22.7
Provision	3.7	2.0	5.7
Cash payments	(6.6)	(8.0)	(14.6)
Foreign currency and other non-cash changes	(1.0)	(0.4)	(1.4)

Balance at September 30, 2011	$8.9	$3.5	$12.4

Balance at December 31, 2011	$7.5	$3.2	$10.7
Provision	1.8	—	1.8
Cash payments	(4.6)	(0.4)	(5.0)
Foreign currency and other non-cash changes	0.6	—	0.6

Balance at September 30, 2012	$5.3	$2.8	$8.1

We expect the remaining liability related to workforce restructurings to be paid in 2012 and 2013 and the remaining liability related to lease costs will be paid over the respective lease terms.

Other charges

Our pre-tax operating income for the three and nine months ended September 30, 2012 and 2011 was impacted by the following additional items (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Australia distribution one-time sale (a)	$—	$—	$—	$(23.6)
Acquisition and integration-related charges (b)	1.8	25.0	17.1	25.0
Other (gains) charges included in Cost of goods sold (c)	—	2.5	0.2	8.6
Other (gains) charges included in Selling, general and administrative expense (c)	(0.2)	3.4	0.6	2.7

	$1.6	$30.9	$17.9	$12.7

(a)	Relates to the one-time sale of inventory associated with transition to our new long-term manufacturing and distribution agreement in Australia. This amount consists of $46.3 million included in “Net sales” and $22.7 million included in “Cost of goods sold” in the condensed consolidated statement of income.

(b)	Amounts for 2012 periods primarily consist of costs associated with the acquisition and integration of the Pinnacle assets and the Cooley business. Amounts for 2011 periods consist of acquisition-related contingent consideration related to the Skinnygirl acquisition. Acquisition and integration-related charges are primarily included in “Selling, general, and administrative expense” in the condensed consolidated statement of income. For the nine months ended September 30, 2012 acquisition and integration-related charges primarily consist of transaction-related expenses (professional advisory, consulting and other transaction and integration-related fees) of $5.4 million and contract termination expenses of $9.7 million. The contract termination costs were incurred to align the distribution of the acquired brands with the Company’s existing distribution structure. Contract termination fees are primarily based on actual settlement agreements, but, where a settlement agreement has not been reached, the Company recorded an estimated liability.

(c)	Amounts for the nine months ended September 30, 2012 primarily consist of costs related to organizational streamlining projects, mostly related to the consolidation of our U.S. bottling facilities to Kentucky. Amounts for 2011 periods primarily consist of charges related to a pension curtailment, accelerated depreciation for fixed assets that are being taken out of service early and the write-down of inventory associated with discontinued brands.

8.     Income Taxes

The effective income tax rates for the three months ended September 30, 2012 and 2011 were 32.5% and 13.9%, respectively. The effective income tax rates for the nine months ended September 30, 2012 and 2011 were 26.6% and 42.6%, respectively. The effective income tax rates for the three and nine months of 2012 were less than the U.S. federal statutory rate primarily due to a favorable impact from foreign income which is taxed at lower rates than the U.S. federal statutory rate. In addition, the effective tax rate in the nine month period ended September 30, 2012 benefitted from the receipt of non-taxable indemnification income from Pernod Ricard S.A. (“Pernod Ricard”) (described below). The current year rate was unfavorably impacted by a third quarter 2012 adjustment to income tax expense of approximately $7 million related to the correction of prior year items, which were determined to be immaterial. The effective income tax rates for the three and nine months ended September 30, 2011 were unfavorably impacted by non-deductible business separation costs and a tax assessment related to the settlement of a Mexican income tax audit (described below). The favorable impacts on the effective tax rate for the 2011 periods include foreign income that is taxed at lower rates than the U.S. federal statutory rate and the tax-free treatment of indemnification income received in connection with a settlement of the Mexican income tax audit.

In April 2012, the Spanish Supreme Court issued a judgment in connection with disputed income taxes in the amount of approximately €15 million ($20 million) against our Spanish subsidiaries, which included assets acquired from Pernod Ricard. We paid the assessment to the Spanish tax authorities in May 2012. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities, and we negotiated and received a reimbursement of approximately €14 million ($18 million) from Pernod Ricard. This non-taxable indemnification payment received from Pernod Ricard related to this judgment was recorded as other income in the second quarter of 2012.

As a result of the Spain audit settlement and certain foreign statute expirations, we recorded approximately $6 million of previously unrecognized tax benefits as a reduction to tax expense in the second quarter of 2012.

During the third quarter of 2011, the Mexico tax authorities issued an assessment of tax and interest to our Mexican spirits companies, which include assets acquired from Pernod Ricard in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified the Company for pre-acquisition income tax contingencies and liabilities. The assessment related to the

2004 and 2005 pre-acquisition tax years. The Mexican tax authorities issued a net assessment of approximately $25.5 million ($14.8 million for tax and $10.7 million for related interest and penalties), which was paid in September 2011. Pursuant to the acquisition agreement, we negotiated and received a $26.0 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other income.

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

The computations of basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$91.7	$(82.0)	$271.4	$42.1
(Loss) income from discontinued operations	(15.2)	495.1	(15.3)	780.8

Net income attributable to Beam Inc.	$76.5	$413.1	$256.1	$822.9
Less: Preferred stock dividends	(0.1)	(0.2)	(0.3)	(0.4)

Income attributable to Beam Inc. common stockholders — basic	$76.4	$412.9	$255.8	$822.5

Weighted average common shares outstanding — basic	158.6	154.8	157.9	154.3
Dilutive effect of conversion of convertible preferred stock	1.2	—	1.2	1.0
Dilutive effect of exercise of stock-based awards	1.6	—	1.5	1.9

Weighted average common shares outstanding — diluted	161.4	154.8	160.6	157.2
Basic Earnings (Loss) Per Common Share
Continuing operations	$0.58	$(0.53)	$1.72	$0.27
Discontinued operations	(0.10)	3.20	(0.10)	5.06

Net income	$0.48	$2.67	$1.62	$5.33
Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.57	$(0.53)	$1.69	$0.27
Discontinued operations	(0.10)	3.20	(0.10)	4.97

Net income	$0.47	$2.67	$1.59	$5.24

Antidilutive shares excluded from weighted average number of common shares outstanding for diluted EPS	4.2	17.7	5.2	8.4

The potential diluted impact of preferred stock and stock-based awards was excluded from the computation of diluted earnings per share during the three months ended September 30, 2011 since including these items would be anti-dilutive.

10.   Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill was as follows (in millions):

2012
Net book value – January 1	$2,103.9
Acquisition-related adjustments	440.4
Translation adjustments	17.0

Net book value – September 30	$2.561.3

Acquisition-related adjustments in 2012 relate to the acquisition of the Pinnacle assets and the acquisition of Cooley. See Note 3 for more information on these acquisitions.

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012				December 31, 2011
	Gross Carrying Amounts		Accumulated Amortization	Net Book Value	Gross Carrying Amounts		Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets — tradenames (a)	(b	)	(b )	$2,003.7	(b	)	(b )	$1,783.5
Amortizable intangible assets
Tradenames	$494.1		$(200.5)	$293.6	$493.7		$(189.3)	$304.4
Customer and contractual relationships	6.5		(2.8)	3.7	6.0		(2.0)	4.0
Licenses and other	20.4		(7.9)	12.5	14.5		(7.4)	7.1

	$521.0		$(211.2)	$309.8	$514.2		$(198.7)	$315.5

Total identifiable intangibles				$2,313.5				$2,099.0

(a)	Tradename carrying value was impacted primarily due to acquisitions (see Note 3) and also foreign currency exchange rates.
(b)	Not applicable.

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

The 2017 Notes will mature on May 15, 2017 and bear interest at a fixed rate of 1.875% per annum. The 2022 Notes will mature on May 15, 2022 and bear interest at a fixed rate of 3.250% per annum. The Company will pay interest on the Notes from May 21, 2012 semi-annually, in arrears, on May 15 and November 15 of each year, beginning on November 15, 2012. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

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

We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities. Our primary foreign currency hedge contracts pertain to the Mexican peso, the Canadian dollar, the Euro, the British pound, and the Australian dollar. The U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2012 and December 31, 2011 was $456.4 million and $450.4 million, respectively.

During the second quarter of 2012, we entered into fixed-to-floating interest rate swaps with an aggregate notional amount of $200 million. These swap agreements hedge changes in the fair value of a portion of our existing fixed-rate debt that result from changes in a benchmark interest rate (U.S. LIBOR). Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreements were designated as fair value hedges.

During the three and nine months ended September 30, 2011, the Company had fixed-to-floating interest rate swaps with a notional value of $900 million outstanding prior to the termination of the swaps due to the Separation Transactions. Prior to their termination in the third quarter of 2011, the swaps were designated as fair value hedges.

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

All derivatives are recognized at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the offsetting gain or loss on the hedged asset or liability, are recorded in current earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in AOCI until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

The fair values of derivative instruments on the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011 were (in millions):

		Fair Value
	Balance Sheet Classification	September 30, 2012	December 31, 2011
Assets
Foreign exchange contracts	Other current assets	$4.7	$3.7
Interest rate contracts	Other non-current assets	3.7	—
Liabilities
Foreign exchange contracts	Other current liabilities	$3.3	$5.8

The effects of derivative financial instruments on the condensed statements of income and comprehensive income for the three months ended September 30, 2012 and 2011 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow — foreign exchange contracts	$(1.2)	$3.7	Net sales (reclassifications)	$(1.2)	$(2.2)
Fair value — interest rate contracts	n/a	n/a	Interest expense	2.2	3.1
Fair value — foreign exchange contracts	n/a	n/a	Other income	2.7	(6.7)

Total	$(1.2)	$3.7		$3.7	$(5.8)

The effects of derivative financial instruments on the condensed statements of income and comprehensive income for the nine months ended September 30, 2012 and 2011 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow — foreign exchange contracts	$(3.3)	$(0.9)	Net sales (reclassifications)	$(2.4)	$(9.3)
Fair value — interest rate contracts	n/a	n/a	Interest expense	3.7	13.2
Fair value — foreign exchange contracts	n/a	n/a	Other income	2.5	(23.0)

Total	$(3.3)	$(0.9)		$3.8	$(19.1)

We estimate that less than $1 million of net derivative losses included in AOCI as of September 30, 2012 will be reclassified to earnings within the next twelve months.

In the three and nine months ended September 30, 2012 and 2011, the ineffective portion of cash flow hedges recognized in other income was insignificant.

13.   Fair Value Measurements

Authoritative accounting guidance establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	Fair Value
	September 30, 2012	December 31, 2011
Assets
Derivative financial instruments (Level 2)	$8.4	$3.7
Liabilities
Derivative financial instruments (Level 2)	$3.3	$5.8
Acquisition-related contingent consideration (Note 3) (Level 3)	26.0	28.0

The fair value of derivative financial instruments is based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

The estimated fair value of acquisition-related contingent consideration is considered a level 3 measurement because the probability-weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration sales targets and assumed probabilities of achieving those targets. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during 2012. The change in fair value of the estimated contingent consideration liability during 2012 related to the settlement of a portion of the liability.

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at September 30, 2012 and December 31, 2011 was $147.5 million and $218.3 million.

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) at September 30, 2012 was approximately $2,711.6 million, compared with the aggregate carrying value of $2,506.6 million. The fair value of our long-term debt (considered a Level 2 fair value measurement) at December 31, 2011 was approximately $2,015.4 million, compared with the aggregate carrying value of $1,902.1 million.

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

Components of net periodic benefit cost from continuing operations for the three months ended September 30, 2012 and 2011 were as follows for the Company’s pension plans (in millions):

	Three months ended September 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$0.1	$1.2	$0.6	$0.6
Interest cost	4.2	4.6	1.2	1.3
Expected return on plan assets	(4.9)	(5.6)	(1.1)	(1.3)
Amortization of net loss	1.1	2.0	0.2	0.1
Curtailment loss	—	4.0	—	—

Net periodic benefit cost	$0.5	$6.2	$0.9	$0.7

Components of net periodic benefit cost from continuing operations for the nine months ended September 30, 2012 and 2011 were as follows for the Company’s pension plans (in millions):

	Nine months ended September 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$0.7	$4.2	$1.8	$1.6
Interest cost	12.5	14.0	3.6	3.9
Expected return on plan assets	(15.0)	(17.4)	(3.3)	(3.9)
Amortization of net loss	3.7	6.8	0.6	0.3
Settlement loss (Note 6)	15.1	—	—	—
Curtailment loss	—	4.0	—	—

Net periodic benefit cost	$17.0	$11.6	$2.7	$1.9

During the third quarter of 2011, in addition to the net periodic benefit costs shown above, the Company recognized costs of $13.5 million related to special postretirement termination benefits for certain departing executives as a result of the Separation Transactions. These costs are included within business separation costs in the condensed consolidated statement of income.

Components of net periodic benefit income from continuing operations for the three months ended September 30, 2012 and 2011 were as follows for the Company’s other postretirement benefit plans (in millions):

	Three months ended September 30,
	2012	2011
Service cost	$—	$0.1
Interest cost	0.2	0.2
Amortization of prior service credit	(1.0)	(1.1)

Net periodic benefit income	$(0.8)	$(0.8)

Components of net periodic benefit income from continuing operations for the nine months ended September 30, 2012 and 2011 were as follows for the Company’s other postretirement benefit plans (in millions):

	Nine months ended September 30,
	2012	2011
Service cost	$0.2	$0.3
Interest cost	0.4	0.6
Amortization of prior service credit	(2.8)	(3.3)

Net periodic benefit income	$(2.2)	$(2.4)

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

It is not possible to predict the outcome of the pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably to the Company and the Indemnitor. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses, and because the Company is indemnified under the Indemnification Agreement.

In September 2011, in connection with the Spin-Off, the Company agreed to indemnify Home & Security for any losses arising from smoking and health or fire-safe cigarette matters relating to the tobacco business of any of the Company’s predecessors or former subsidiaries.

Internal Investigation

As a result of information obtained through our internal compliance procedures and an internal audit of our India business, we commenced an investigation into whether the business has been conducted in compliance with Company policies and applicable law, including the Foreign Corrupt Practices Act. We have voluntarily notified the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) of our investigation and intend to cooperate fully with the DOJ and SEC.

We are presently unable to predict the duration, scope or result of the internal investigation or of any potential investigations by the DOJ or the SEC. At this time, we also cannot reasonably estimate the potential liabilities that may result from this matter, and no accruals for these potential liabilities have been established as of September 30, 2012. However, it is reasonably possible that such liabilities could have a material impact on our results of operations, cash flows or financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures are likely to have a disruptive effect on our India business over the near term.

The India business accounts for approximately 3% of our annual consolidated net sales and a smaller percentage of our consolidated operating income.

Other Legal Matters

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these actions and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Guarantees

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $17.7 million, of which our guarantee exposure was $10.5 million based on facilities utilized at September 30, 2012. The Company has not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $26 million and $40 million as of September 30, 2012 and December 31, 2011, respectively, and is recorded as a liability on our condensed consolidated balance sheet. The change in the liability amount is primarily due to our payment of a portion of the estimated obligation. Our actual obligation may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Environmental

We are subject to laws and regulations relating to the protection of the environment. At September 30, 2012 and December 31, 2011, environmental accruals amounted to $8.6 million and are included in non-current liabilities on our condensed consolidated balance sheet. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. We are involved in remediation actions to clean up hazardous wastes as required by federal and state laws. Based on our evaluation of the cleanup cost estimates and the compliance programs, we do not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued will be incurred. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs.

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

Each operating segment derives revenues from the sale of distilled spirits. Segment net sales is net sales excluding items considered by management to be unusual or infrequent in nature. The measure of segment profitability regularly reviewed by the chief operating decision maker is operating income before charges/gains that management believes are not considered indicative of the segments’ underlying operating performance; consequently segment results presented in accordance with GAAP exclude such items. Charges/gains excluded from segment results include restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring charges under GAAP, acquisition and integration-related costs, business separation costs, and the one-time sales impact of transitioning to our long-term distribution agreement in Australia. Unallocated corporate costs in 2011 reflect the estimated, incremental historical Fortune Brands corporate structure as compared to the estimated Beam corporate structure following the Spin-Off. The Company estimated its lower corporate cost structure based on analysis and projections of costs expected to be incurred by the Company had the Separation Transactions occurred on January 1, 2011.

Financial information for each segment is presented in the tables below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales:
North America	$380.1	$337.3	$1,059.5	$946.1
EMEA	116.5	120.0	335.5	334.9
APSA	130.9	121.9	361.8	346.3

Segment net sales	$627.5	$579.2	$1,756.8	$1,627.3
Australia distribution one-time sale	—	—	—	46.3

Consolidated net sales	$627.5	$579.2	$1,756.8	$1,673.6

Income from continuing operations before income taxes:
North America	$105.8	$91.0	$309.8	$269.0
EMEA	27.9	24.8	68.7	69.8
APSA	31.3	26.5	76.1	60.7

Total segment income	$165.0	$142.3	$454.6	$399.5
Deduct:
Business separation costs (Note 6)	—	68.6	13.8	85.8
Restructuring charges (Note 7)	1.0	3.8	3.7	5.7
Other charges (Note 7)	1.6	30.9	17.9	12.7
Unallocated corporate costs	—	11.4	—	36.0

Consolidated operating income	$162.4	$27.6	$419.2	$259.3
Interest expense	28.5	26.5	79.9	86.5
Loss on early extinguishment of debt	—	134.0	—	134.0
Other income	(1.9)	(37.7)	(30.3)	(34.6)

Income (loss) from continuing operations before income tax	$135.8	$(95.2)	$369.6	$73.4

Refer to Note 7, Restructuring and Other Charges, for more information on restructuring charges and other charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see “Forward-Looking Statements.”

We use the terms “Beam,” “the Company,” “we,” “us,” and “our” to refer to Beam Inc. and its consolidated subsidiaries.

We are a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, Scotch whisky, Canadian whisky, vodka, tequila, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails. Our diverse portfolio includes several of the world’s top premium spirits brands. As further described in the unaudited condensed consolidated financial statements included in this Form 10-Q, discontinued operations includes the former Fortune Brands Golf and Home & Security segments, both of which were disposed of in 2011. The sale of the Golf business and the tax-free spin-off of the Home & Security business (the “Spin-Off”) are together referred to in this Form 10-Q as the “Separation Transactions.”

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

Power Brands:	Jim Beam Bourbon, Maker’s Mark Bourbon, Sauza Tequila, Courvoisier Cognac, Canadian Club Whisky, Teacher’s Scotch, and Pinnacle Vodka

Rising Stars:	Laphroaig Scotch, Knob Creek Bourbon, Basil Hayden’s Bourbon, Kilbeggan Irish Whiskey, Cruzan Rum, Hornitos Tequila, EFFEN Vodka, Pucker Vodka, Skinnygirl Cocktails, and Sourz Liqueurs

EXECUTIVE SUMMARY

Operational and Financial Highlights for the Third Quarter of 2012

Operational and financial highlights for the third quarter of 2012 include the following:

•

Our diluted earnings per share from continuing operations were $0.57 in the third quarter of 2012 compared with a loss of $0.53 per share in the third quarter of 2011. The third quarter of 2012 benefitted from an 8% increase in net sales, the absence of a prior year loss on early extinguishment of debt and lower business separation, acquisition/integration and other special charges/gains, which had a significant, adverse impact on the 2011 quarter;

•	We increased advertising and marketing by 12% compared to the third quarter of 2011 and 10% compared to the second quarter of 2012 to build and enhance our Power Brands and Risings Stars; and

•	We opened our new Global Innovation Center and Jim Beam American Stillhouse visitors center in Kentucky.

Certain items had a significant impact on our financial results in the third quarters of 2012 and 2011. These include the impact of the Separation Transactions completed in 2011, changes in foreign currency exchange rates, acquisition related items, restructuring and other related charges and income tax related matters.

In the third quarter of 2012, our financial results included the following:

•

Restructuring charges of $1.0 million ($0.6 million, net of tax) and other costs of $1.6 million ($1.0 million, net of tax), which include acquisition/integration costs incurred in connection with the May 2012 acquisition of the Pinnacle assets and the January 2012 acquisition of Cooley’s, primarily consisting of costs related to integrating the Pinnacle assets into our existing operational structure (e.g., accelerated depreciation, employee retention, information technology systems integration costs and other organizational streamlining expenses);

•	An income tax adjustment of $5.9 million ($0.04 per share) primarily related to our annual reconciliation of the 2011 income tax filing to the 2011 provision for income taxes; and

•

The net impact of foreign exchange hedge results and the impact of translating 2012 amounts at 2011 exchange rates, which was an unfavorable $16.9 million on net sales and a favorable $0.2 million on operating income.

In the third quarter of 2011, our financial results included the following:

•

Business separation costs of $69 million ($52 million, or $0.34 per share, net of tax) incurred in connection with the Separation Transactions completed in 2011, principally including severance and other employee related costs and financial, legal and other advisory fees related to the Separation Transactions;

•	Acquisition/integration-related costs of $25.0 million ($15.5 million, or $0.10 per share, net of tax) to accrue additional, estimated contingent consideration related to the Skinnygirl acquisition;

•

Restructuring and other related charges of $9.7 million ($6.0 million, or $0.04 per share, net of tax) primarily related to a facility consolidation and other supply chain and distribution cost reduction initiatives in North America as well as other organizational streamlining initiatives;

•

Other income benefited from a nontaxable distribution from our Maxxium investment of $7.6 million ($0.05 per share) and nontaxable income tax indemnification payments of $26 million ($0.17 per share) related to foreign tax jurisdictions for periods prior to our acquisitions of the businesses;

•	Loss on early extinguishment of debt of $134.0 million ($86.4 million net of tax or $0.56 per share);

•	Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure of $20 million ($13 million, or $0.08 per share, net of tax); and

•

Income tax expense was impacted by the tax effects of the significant items described above and the impact of tax assessments associated with the resolution of routine foreign and U.S. income tax audit examinations, including an unfavorable $25.5 million related to Mexican tax audits.

Business Outlook

We believe that the long-term demographic trends are favorable for the continued profitable growth of western premium spirits globally. We believe that the continued management and investment focus on the best growth and return opportunities in our brand portfolio and geographic markets, including innovation, advertising and more effective routes to market, position us well for long-term growth. We project our global spirits market to grow value slightly above 3% during 2012, supported by growth in the U.S. and partially offset by uncertainty in certain international markets.

Please see “Forward-Looking Statements.”

RESULTS OF OPERATIONS

The following discussion and analysis of our results from continuing operations for the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011 addresses changes in net sales, operating expenses and income from continuing operations. Approximately 50 percent of our business is outside the U.S. As a result, changes in foreign exchange rates can have a significant impact on our reported results of operations when translated and presented in U.S. dollars.

Our discussion of results of operations includes the use of comparable net sales growth rates, a non-GAAP measure, in evaluating the Company’s sales growth on a year-over-year basis exclusive of items that are not indicative of the underlying sales performance of our business. Comparable net sales growth rates are adjusted for the impact of foreign exchange, acquisitions/divestures and, for the nine month periods, the impact of transitioning to the new Australia manufacturing and distribution agreement. This measure should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and may also be inconsistent with similar measures presented by other companies.

Consolidated Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for the third quarter of 2012 as compared to the third quarter of 2011:

Consolidated Net Sales Growth
Net sales growth (GAAP)	8%
Foreign exchange rates (a)	3%
Acquisitions/divestitures (b)	(7)%

Comparable net sales (Non-GAAP)	4%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.
(b)	Impact is predominantly due to the acquisition of the Pinnacle assets in the second quarter of 2012. Impact also reflects the acquisition of the Cooley business in the first quarter of 2012.

        Net sales increased $48.3 million, or 8%, from $579.2 million in the third quarter of 2011 to $627.5 million in the third quarter of 2012. The comparable net sales increase of 4% was driven by net sales growth in all three of our segments. Improved product mix and price increases were the primary factors contributing to the 4% comparable net sales growth. The product mix benefit was partially due to the impact of innovations and premiumization on our product portfolio and the price benefit in 2012 was due to targeted price increases for certain brands and markets such as Jim Beam and Maker’s Mark in the U.S. Power Brands were the primary contributors to our sales growth. Our Power Brands net sales growth was 15% on a GAAP basis and 8% on a comparable basis adjusting for foreign exchange (+3%) and acquisitions/divestitures (-10%). Rising Stars net sales decrease was 9% on both a GAAP and comparable basis, mostly due to the impact of strong shipments of Skinnygirl in the third quarter of 2011 as supply caught up with consumer demand. Net sales for Local Jewels also decreased during the quarter, primarily due to the impact of the Spanish market as further described in our segment discussion below.

Cost of goods sold

Cost of goods sold increased $12.6 million, or 5%, from $243.4 million in the third quarter of 2011 to $256.0 million in the third quarter of 2012. The increase in cost of goods sold in the 2012 period was largely due to the impact of acquisitions (approximately $20 million), partially offset by a year-over-year benefit from foreign currency ($12 million), which we expect to have less of an impact in the fourth quarter. The impact of higher raw material-related costs and inflation was largely offset by savings from our organizational streamlining initiatives.

Advertising and marketing expense

Advertising and marketing expense increased $11.5 million, or 12%, from $96.0 million in the third quarter of 2011 to $107.5 million in the third quarter of 2012. We increased advertising and marketing expense in the current year period behind successful innovation and market programs building our core equity brands to drive long-term growth. Advertising and marketing expense as a percentage of net sales was 17.1% in the third quarter of 2012 and 16.6% in the third quarter of 2011.

Selling, general and administrative expense

Selling, general and administrative expense decreased $39.3 million, or 29%, from $135.6 million in the third quarter of 2011 to $96.3 million in the third quarter of 2012. This decrease was primarily due to the absence of a $25 million acquisition-related charge that was incurred in the prior-year period in connection with contingent consideration related to the Skinnygirl acquisition, lower Beam standalone-company costs as compared to the former Fortune Brands corporate cost structure ($10 million) and a favorable foreign currency impact ($2 million). Refer to Note 16, Segment Information, to our financial statements included in this report for more information on estimating standalone corporate cost structure.

Restructuring charges

In 2012, restructuring charges related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield headquarters to Kentucky and ongoing integration of the Pinnacle assets. For the three months ended September 30, 2011, the Company incurred restructuring charges of $3.8 million primarily related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives. The Company is employing lean techniques throughout the organization to meet its long-term goal of sustaining 1-2% annual improvement before inflation in our total cost of goods sold and selling, general and administrative expenses. For the three months ended September 30, 2012, the Company did not incur any material restructuring costs.

Business separation costs

Business separation costs of $68.6 million for the three months ended September 30, 2011 consisted of $24.1 million of financial, legal and other advisory fees related to the Separation Transactions that were completed in 2011, as well as $44.5 million of employee-related costs primarily related to termination benefits.

Operating income

Operating income increased $134.8 million from $27.6 million in the third quarter of 2011 to $162.4 million in the third quarter of 2012. The increase in operating income was primarily due to lower business separation costs ($69 million) and acquisition and integration-related costs ($23 million), lower corporate costs (compared to the former Fortune Brands corporate cost structure) ($10 million) and increased gross profit ($36 million) from higher sales, which were driven by favorable product mix and price increases.

Interest expense

Interest expense increased $2.0 million, or 8%, from $26.5 million in the third quarter of 2011 to $28.5 million in the third quarter of 2012 due to higher average borrowings, principally due to new borrowings of $600 million in May 2012, which were used to fund the second quarter 2012 acquisition of the Pinnacle assets.

Loss on early extinguishment of debt

In August 2011, we used proceeds from the sale of our Golf business to complete an early extinguishment of debt with a principal amount of $911 million. The loss on early extinguishment of debt in the 2011 period of $134.0 million consists of $139.0 million of purchase premiums and $5.5 million of accelerated unamortized debt issuance costs, partially offset by $10.5 million related to amortization/write-off of deferred gains on terminated interest rate swaps related to the extinguished debt.

Other income

Other income decreased $35.8 million from $37.7 million in the third quarter of 2011 to $1.9 million in the third quarter of 2012 due to the absence of two significant items that benefited the 2011 quarter, consisting of $26 million of tax indemnification payments from Pernod Ricard in connection with foreign income tax audit settlements and a $7.6 million distribution related to the wind down of a joint venture investment. Refer to Note 8, Income Taxes, to our financial statements included in this report for more information on the indemnification payments received from Pernod Ricard.

Income taxes

The effective income tax rates for the three months ended September 30, 2012 and 2011 were 32.5% and 13.9%, respectively. We had a net tax benefit in the 2011 period which was due to a pre-tax loss from continuing operations. The significant items adversely impacting our net tax benefit in the 2011 period include nondeductible expenses related to the Separation Transactions and additional tax expense from the settlement of foreign income tax returns covering pre-acquisition tax years. These adverse impacts on our net tax benefit were partially offset by the favorable impact of non-taxable income of $26 million related to a tax indemnification payment received from Pernod Ricard for the aforementioned tax audit settlement. We did not have similar significant items impacting our effective tax rate in the 2012 period; however, our tax expense in the 2012 quarter was unfavorably impacted by an adjustment of approximately $7 million related to our annual reconciliation of the 2011 income tax filing to the 2011 provision for income taxes. See Note 8, Income Taxes, to our financial statements included in this report for additional information relating to the foreign tax audit settlement, the related indemnification payment and other factors impacting our effective tax rates as compared to the U.S. federal statutory rate.

Loss (income) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, of $15.2 million in the 2012 period is mostly related to tax expense on the sale of discontinued operations, primarily due to a decrease in estimated foreign tax credits available to offset the gain on the sale of the Golf business. Income from discontinued operations, net of tax, of $496 million in the 2011 period is due to a third quarter 2011 gain of $476 million on the sale of the Golf business and the discontinued operations of both our former Golf business and former Home & Security business.

Segment Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

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

The following table sets forth net sales and operating income by operating segment for the three months ended September 30, 2012 and 2011 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency
Net Sales	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$380.1	$337.3	12.7%	$382.3	13.3%
EMEA	116.5	120.0	(2.9)%	127.3	6.1%
APSA	130.9	121.9	7.4%	134.8	10.6%

Segment net sales	627.5	579.2	8.3%	644.4	11.3%
Foreign exchange	—	—		(16.9)	n/m

Net sales	$627.5	$579.2	8.3%	$627.5	8.3%

				Non-GAAP Constant Currency
Operating Income	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$105.8	$91.0	16.3%	$103.9	14.2%
EMEA	27.9	24.8	12.5%	30.8	24.2%
APSA	31.3	26.5	18.1%	30.1	13.6%

Segment operating income	165.0	142.3	16.0%	164.8	15.8%
Deduct:
Foreign exchange	—	—		(0.2)
Business separation costs (Note 6)	—	68.6		—
Restructuring charges (Note 7)	1.0	3.8		1.0
Other charges (Note 7)	1.6	30.9		1.6
Unallocated corporate costs (Note 16)	—	11.4		—

Operating income	$162.4	$27.6	n/m	$162.4	n/m

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In addition to excluding the impact of foreign currency rate changes, comparable net sales are adjusted for the impact of acquisitions/divestitures. In the following discussion, we refer to sales presented on this basis as “comparable net sales.” The Company believes that comparable net sales growth is useful in evaluating the Company’s sales growth year-over-year excluding items that are not indicative of underlying sales performance. Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the third quarter of 2012 as compared to the third quarter of 2011.

	North America	EMEA	APSA
Net sales growth (GAAP)	13%	(3)%	7%
Foreign exchange rates (a)	—	9%	3%
Acquisitions/divestitures (b)	(11)%	(1)%	—

Comparable net sales (Non-GAAP)	2%	5%	10%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.
(b)	Impact is predominantly due to the acquisition of the Pinnacle assets in the second quarter of 2012. Impact also reflects the acquisition of the Cooley business in the first quarter of 2012.

North America

North America comparable net sales growth was 2% in the third quarter of 2012, benefiting from innovation, price increases and favorable product mix. Price and product mix benefited from the growth of our bourbon portfolio, including Jim Beam and Maker’s Mark, as well as Pinnacle vodka. Net sales growth for the third quarter of 2012 was adversely impacted by the strong shipments of Skinnygirl in the third quarter of 2011, as supply caught up with consumer demand, as well as the strong shipments of Maker’s Mark in the second quarter 2012 related to customer buy-in ahead of our price increases.

On a constant currency basis, North America operating income increased by $12.9 million, or 14%, from $91.0 million in the third quarter of 2011 to $103.9 million in the third quarter of 2012. Operating income increased principally due to the net sales increase, as discussed above, and the operating leverage associated with the acquisition of the Pinnacle assets in the second quarter of 2012.

Europe/Middle East/Africa

EMEA comparable net sales growth was 5% in the third quarter of 2012, benefiting primarily from price increases and the benefit of Jim Beam and Sourz innovations. Strong growth in Germany and emerging markets contributed to net sales growth. These benefits were partially offset by sales decreases in economically challenged markets, particularly Spain, where the value of the spirits market declined at a mid-to-high single-digit rate.

On a constant currency basis, EMEA operating income increased $6.0 million, or 24%, from $24.8 million in the third quarter of 2011 to $30.8 million in the third quarter of 2012. The increase was attributed to the operating income benefit derived from increased sales described above, a reversal of a non-income tax accrual for a closed review period and a reduction in bad debt expense, partially offset by an increase in advertising and marketing expenses.

Asia-Pacific/South America

APSA comparable net sales growth was 10% in the third quarter of 2012, primarily due to increased sales from Jim Beam, Courvoisier, Canadian Club and Teacher’s, benefiting from innovations, as well as favorable product mix and price increases. In addition, net sales growth benefited from growth in emerging markets. Net sales benefited somewhat from the timing of sales between the second and third quarters of 2012 in Australia as well as the phasing of shipments in Brazil, which occurred largely in the first half of the year-ago period.

On a constant currency basis, APSA operating income increased $3.6 million, or 14%, from $26.5 million in the third quarter of 2011 to $30.1 million in the third quarter of 2012. Operating income increased principally due to increased net sales as described above and the timing of advertising and marketing spend, which was more heavily weighted in the third quarter of last year.

Consolidated Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

Consolidated Net Sales Growth
Net sales growth (GAAP)	5%
Foreign exchange rates (a)	2%
Acquisitions/divestitures (b)	(4)%
Australia distribution one-time sale (c)	3%
Australia distribution margin structure (d)	1%

Comparable net sales (Non-GAAP)	7%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.
(b)	Impact is primarily due to the acquisition of the Skinnygirl business in the latter part of the first quarter of 2011, the acquisition of the Pinnacle assets in the second quarter of 2012 and the acquisition of the Cooley business in the first quarter of 2012.
(c)	In the first quarter of 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. The transition to the new agreement included a one-time sale of inventory.
(d)	Under the new agreement in Australia, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

Net sales increased $83.2 million, or 5%, from $1,673.6 million in the nine months ended September 30, 2011 to $1,756.8 million in the nine months ended September 30, 2012. Comparable net sales growth for North America, EMEA and APSA was 7%, 5% and 8%, respectively. This growth was primarily due to innovation and strong demand for our bourbon brands as well as other regional factors described below.

Of the 7% comparable net sales increase, more than half was due to volume growth, approximately one-third was from favorable product mix, and the balance was due to price increases. Our volume and price/mix improvements benefited from new product innovations as well as the strength of the bourbon market, particularly in the U.S. and Germany. Some of our new product launches in 2012 and 2011, which are further discussed in the segment results below, include Jim Beam Red Stag Spiced and Honey Tea and Skinnygirl wine and ready-to-drink innovations in the U.S. and Jim Beam Devil’s Cut and Honey and Red Stag Black Cherry in Germany. Price benefited from targeted price increases on brands such as Jim Beam and Maker’s Mark in the U.S. and Courvoisier and Teacher’s internationally.

Our net sales growth in the current year-to-date period was driven primarily by Power Brands and Rising Stars, which both increased 8% on a GAAP basis. On a comparable basis Power Brands increased approximately 11% on a year-over-year basis. The difference between the GAAP basis and comparable basis net sales growth for Power Brands consists of the unfavorable impacts of foreign exchange rates (3%) and the Australia manufacturing and distribution change (4%), offset by a favorable impact from acquisitions (4%). The comparable sales increase for Rising Stars was relatively consistent with reported results. Net sales for Local Jewels also decreased during the current period, primarily due to the impact of the Spanish market as further described in our segment discussion below. Value Creators were relatively flat on both a GAAP and comparable basis.

Cost of goods sold

Cost of goods sold increased $9.0 million, or 1%, from $714.7 million in the nine months ended September 30, 2011 to $723.7 million in the nine months ended September 30, 2012. The increase in cost of goods sold primarily relates to increased sales as described above under “Net sales”. This increase was largely offset by a combination of a favorable foreign currency impact (4%) and the transition to our new long-term manufacturing and distribution agreement in Australia, including the prior year impact of a one-time sale of inventory ($22.7 million or 3%). The negative impact of raw material-related price increases was generally offset by the impact of our productivity initiatives achieved under our “Fuel Our Growth” strategy.

For the full year 2012, we expect that raw material-related inflation costs will be approximately $30 million higher than in 2011. We seek to offset this increase with the continued implementation of productivity and efficiency initiatives.

Advertising and marketing expense

Advertising and marketing expense increased $20.5 million, or 8%, from $261.7 million in the nine months ended September 30, 2011 to $282.2 million in the nine months ended September 30, 2012. The 8% increase was partially offset by a favorable foreign currency impact ($6 million). Advertising and marketing expense as a percentage of net sales was approximately 16% in both periods.

For the year ended December 31, 2012, we expect advertising and marketing expense to increase, resulting in a percentage of net sales level in the range of 16.5% for the full year, including a substantial increase in the fourth quarter.

Selling, general and administrative expense

Selling, general and administrative expense decreased $32.8 million, or 10%, from $334.2 million in the nine months ended September 30, 2011 to $301.4 million in the nine months ended September 30, 2012 primarily due to lower Beam standalone company costs as compared to the former Fortune Brands corporate cost structure ($36 million), lower acquisition and integration-related charges of approximately $9 million, and a favorable foreign currency impact ($5 million). These favorable impacts were partially offset by increased costs in emerging markets to drive future growth and inflationary increases.

Restructuring charges

In 2012, restructuring charges of $3.7 million related to organizational streamlining initiatives, which include the Company’s relocation of certain of its U.S. finance and human resource shared services from its Deerfield headquarters to Kentucky and integration of the Pinnacle assets. In 2011, restructuring charges of $5.7 million primarily related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives. The Company is employing lean techniques throughout the organization to meet its goal of achieving 1-2% annual improvement before inflation in our total cost of goods sold and selling, general and administrative expenses.

We expect to incur $2 million to $3 million in additional restructuring expenses over the next twelve to fifteen months in connection with completing the above mentioned organizational streamlining and initial Pinnacle integration initiatives. We are assessing additional cost savings initiatives beyond those currently in process related to further integration of Pinnacle which could result in incremental restructuring expenses of $3 million to $ 5 million over the next eighteen months. Actual costs may vary from these estimates depending on the timing and extent of the initiatives we implement, if any.

Business separation costs

Business separation costs in the nine months ended September 30, 2012 include a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions. Business separation costs of $85.8 million for the nine months ended September 30, 2011 consisted of $41.3 million of financial, legal and other advisory fees related to the Separation Transactions that were completed in 2011, as well as $44.5 million of employee-related costs primarily related to termination benefits.

Operating income

Operating income increased $159.9 million, or 62%, from $259.3 million in the nine months ended September 30, 2011 to $419.2 million in the nine months ended September 30, 2012. The increase in operating income was primarily due to lower business separation, acquisition, and restructuring and other charges/gains (approximately $92 million), lower Beam corporate cost structure as compared to the Fortune Brands cost structure ($36 million), and increased gross profit ($74.2 million) from higher sales, which were driven by volume and price/mix as described above. The increase in operating income in 2012 was also due to a $7 million favorable impact from changes in foreign currency rates and related hedge impacts. Higher operating income in the 2012 period was partially offset by increases in advertising and marketing and selling, general and administrative expenses (excluding the Fortune Brands cost structure impact) and the absence of $24 million of gross profit from the one-time sale of inventory related to our Australia distribution change in 2011.

Interest expense

Interest expense decreased $6.6 million, or 8%, from $86.5 million in the nine months ended September 30, 2011 to $79.9 million in the nine months ended September 30, 2012 due to lower average borrowings, principally due to debt reduction of approximately $2.3 billion during 2011 related to the Separation Transactions as well as additional debt reductions from scheduled debt payments that were made in 2011. New borrowings of $600 million in May 2012, which were used to fund the acquisition of the Pinnacle assets, partially offset this benefit.

Loss on early extinguishment of debt

In August 2011, we used proceeds from the sale of our Golf business to complete an early extinguishment of debt with a principal amount of $911 million. The loss on early extinguishment of debt in the 2011 period of $134.0 million consists of $139.0 million of purchase premiums and $5.5 million of accelerated unamortized debt issuance costs, partially offset by $10.5 million related to amortization/write-off of deferred gains on terminated interest rate swaps related to the extinguished debt.

Other income

Other income decreased $4.3 million, or 12%, from $34.6 million in the nine months ended September 30, 2011 to $30.3 million in the nine months ended September 30, 2012. The change from 2011 to 2012 was primarily due to lower nontaxable indemnification payments received from Pernod Ricard related to the settlement of tax matters of $9.1 million and lower dividend distributions related to the wind down of a joint venture investment of $5.7 million, partially offset by an increase in equity income of $6.8 million. Refer to Note 8, Income Taxes, to our financial statements included in this report for more information on the indemnification payments received from Pernod Ricard.

Income taxes

The effective income tax rates for the nine months ended September 30, 2012 and 2011 were 26.6% and 42.6%, respectively. As compared to the effective tax rate in the year ago period, the effective tax rate in 2012 was favorably impacted primarily by the absence of nondeductible expenses related to the Separation Transactions incurred in the 2011 period and a combined $6 million tax benefit recorded in 2012 as a result of a final foreign audit settlement and the expiration of foreign jurisdiction income tax review periods, as compared to net tax expense recorded as a result of final audit settlements in the 2011 period. Partially offsetting the current year rate favorability was an adjustment of approximately $7 million relating to our annual reconciliation of the 2011 income tax filing to the 2011 provision for income taxes. See Note 8, Income Taxes, to our financial statements included in this report for additional information relating to foreign audit settlements, related indemnification payments and other factors impacting our effective tax rate as compared to the U.S. federal statutory rate.

Loss (income) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, of $15.3 million in the 2012 period is mostly related to tax expense on the sale of discontinued operations, primarily due to a decrease in estimated foreign tax credits available to offset the gain on the sale of the Golf business. Income from discontinued operations, net of tax, of $785 million in the 2011 period is due to a year-to-date 2011 gain of $691 million on the sale of the Golf business and the discontinued operations of both our former Golf business and former Home & Security business.

Segment Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth net sales and operating income by operating segment for the nine months ended September 30, 2012 and 2011 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency
Net Sales	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$1,059.5	$946.1	12.0%	$1,066.2	12.7%
EMEA	335.5	334.9	0.2%	361.4	7.9%
APSA	361.8	346.3	4.5%	363.3	4.9%

Segment net sales	1,756.8	1,627.3	8.0%	1,790.9	10.1%
Foreign exchange	—	—		(34.1)	n/m
Australia distribution one-time sale	—	46.3		—	n/m

Net sales	$1,756.8	$1,673.6	5.0%	$1,756.8	5.0%

				Non-GAAP Constant Currency
Operating Income	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$309.8	$269.0	15.2%	$306.3	13.9%
EMEA	68.7	69.8	(1.6)%	74.3	6.4%
APSA	76.1	60.7	25.4%	67.3	10.9%

Segment operating income	454.6	399.5	13.8%	447.9	12.1%
Deduct:
Foreign exchange	—	—		(6.7)
Business separation costs (Note 6)	13.8	85.8		13.8
Restructuring charges (Note 7)	3.7	5.7		3.7
Other charges (Note 7)	17.9	12.7		17.9
Unallocated corporate costs (Note 16)	—	36.0		—

Operating income	$419.2	$259.3	61.7%	$419.2	61.7%

Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

	North America	EMEA	APSA
Net sales growth (GAAP)	12%	—	5%
Foreign exchange rates (a)	1%	8%	—
Acquisitions/divestitures (b)	(6)%	(3)%	—
Australia distribution margin structure (c)	—	—	3%

Comparable net sales (Non-GAAP)	7%	5%	8%

(a)	Impacts of translating current year sales at prior year exchange rates and hedging activity.
(b)	Impact is primarily due to the acquisition of the Pinnacle assets in the second quarter of 2012 and the acquisition of the Cooley business in the first quarter of 2012.
(c)	In 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. Under the new agreement, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

North America

North America comparable net sales increased 7% in the nine months ended September 30, 2012 as compared to the prior-year period. The net sales increase was primarily due to volume growth, and also benefited from favorable product mix and price increases. Volume growth included growth in the Skinnygirl family of products, including new vodka, wine and ready-to-serve products, as well as innovations such as Red Stag Honey Tea and Red Stag Spiced. Price increases that benefited net sales growth included Jim Beam and Maker’s Mark.

On a constant currency basis, North America operating income increased by $37.3 million, or 14%, from $269.0 million in the nine months ended September 30, 2011 to $306.3 million in the nine months ended September 30, 2012. Operating income increased principally due to constant currency net sales growth (13%) and the acquisition of the Pinnacle assets. Favorable product mix and premiumization and the benefit of improved operating leverage from increased scale also contributed to the operating income growth.

Europe/Middle East/Africa

EMEA comparable net sales increased 5% in the nine months ended September 30, 2012 as compared to the prior-year period. The net sales growth benefited from new product innovations, which had positive volume and mix impacts. Recent innovations such as Jim Beam Honey and Jim Beam Devil’s Cut in Germany, as well as Sourz Fusionz Ready-to-Drink in the U.K., benefited net sales growth in the 2012 year-to-date period. EMEA sales also benefited from strong growth of Jim Beam in Germany, Courvoisier in Travel Retail and Russia, as well as Sourz. These benefits were partially offset by a sales decrease in the economically challenged Spanish market.

On a constant currency basis, EMEA operating income increased $4.5 million, or 6%, from $69.8 million in the nine months ended September 30, 2011 to $74.3 million in the nine months ended September 30, 2012 primarily due to increased net sales, which increased 8% on a constant currency basis, a reversal of a non-income tax accrual for a closed review period and a reduction in bad debt expense. These favorable factors more than offset the impact of increased advertising and marketing expenditures ahead of sales growth to promote new product introductions and the impact of increased costs related to streamlining our distributors in Spain and the U.K.

Asia-Pacific/South America

APSA comparable net sales increased 8% in the nine months ended September 30, 2012 as compared to the prior-year period. Our net sales growth in the current year period primarily benefited from mix improvements as compared to the prior year; volume and price also contributed to our net sales growth. In the 2012 period, strong double-digit net sales growth in both emerging markets and North Asia was partially offset by lower growth in core markets, such as Australia. Jim Beam, including innovations Red Stag, Honey and Devil’s Cut, Courvoisier, and Teacher’s contributed to the net sales growth.

On a constant currency basis, APSA operating income increased $6.6 million, or 11%, from $60.7 million in the nine months ended September 30, 2011 to $67.3 million in the nine months ended September 30, 2012. Operating income increased principally due to net sales growth and related product and market-mix benefits discussed above.

In India, the ongoing conduct of our internal investigation and implementation of remedial measures are likely to have a disruptive effect over the near term. Refer to Note 15, Commitments and Contingencies, to our financial statements included in this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital increased to 36.0% at September 30, 2012 from 32.0% at December 31, 2011, primarily due to an increase in outstanding debt (discussed below), partially offset by higher equity resulting from 2012 net income and changes in foreign currency exchange rates.

In May 2012, we issued $300 million aggregate principal amount of 1.875% Notes due 2017 (the “2017 Notes”) and $300 million aggregate principal amount of 3.250% Notes due 2022 (the “2022 Notes” and, together with the 2017 Notes, the “Notes”). Net proceeds were used to finance the acquisition of the Pinnacle assets on May 31, 2012.

The 2017 Notes will mature on May 15, 2017 and bear interest at a fixed rate of 1.875% per annum. The 2022 Notes will mature on May 15, 2022 and bear interest at a fixed rate of 3.250% per annum. The Company will pay interest on the Notes from May 21, 2012 semi-annually, in arrears, on May 15 and November 15 of each year, beginning on November 15, 2012. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

In December 2011, we executed a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes. As of September 30, 2012, there were no amounts outstanding under the Credit Agreement. The Company may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate.

As of September 30, 2012, we had total cash and cash equivalents of $147.5 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. We do not believe that any such transfer of cash would have a material impact on our results of operations or financial position.

We have an investment grade credit rating from three credit rating agencies. We believe that our cash from operations, Credit Agreement and other sources of liquidity will be sufficient to fund current operations, service outstanding indebtedness and pay dividends.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2012 and 2011 (in millions). Consistent with reporting for discontinued operations previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the three cash flow activities presented below include cash flows from discontinued operations for the 2011 period.

	2012	2011
Net cash provided by operating activities	$112.6	$317.4
Net cash (used in) provided by investing activities	(761.9)	1,022.5
Net cash provided by (used in) financing activities	571.7	(1,709.7)
Effect of foreign exchange rate changes on cash	6.8	(19.0)
Change in cash included in assets of discontinued operations	—	(10.3)

Net decrease in cash and cash equivalents	$(70.8)	$(399.1)

Operating Activities

Net cash provided by operating activities was $112.6 million in the nine months ended September 30, 2012 compared to $317.4 million in the nine months ended September 30, 2011. Operating cash flow was lower in the 2012 period due to a decrease in cash provided by the Golf business (which was sold in July 2011) and the Home & Security business (which was spun-off in October 2011) and increased expenditures to produce aging spirits inventory to support future growth.

Operating cash flows for the nine months ended September 30, 2012 included approximately $80 million of cash outflows related to discontinued operations and liabilities related to the Separation Transactions completed in 2011, primarily consisting of incentive compensation, severance and pension benefits for former Fortune Brands executives and settlement of a legal matter.

Investing Activities

Net cash used in investing activities was $761.9 million in the nine months ended September 30, 2012 as compared to cash provided by investing activities of $1,022.5 million in the nine months ended September 30, 2011. The net cash used in 2012 was primarily due to cash used for the acquisitions of the Pinnacle assets and the Cooley business totaling $681 million, while the net cash provided in 2011 was primarily due to proceeds of $1.2 billion from the sale of our Golf business. Capital expenditures were $96 million in 2012 and were primarily related to the purchase of new oak barrels required to produce bourbon, the completion of our new Global Innovation Center and American Stillhouse visitors center in Kentucky, capacity expansion to support future growth, and capitalized software additions. Capital expenditures in the nine months ended September 30, 2011 included capital expenditures by Fortune Brands’ Spirits operating segment of approximately $109 million.

Financing Activities

Net cash provided by financing activities was $571.7 million in the nine months ended September 30, 2012 as compared to net cash used of $1,709.7 million in the nine months ended September 30, 2011. Cash proceeds of $593 million were received in the 2012 period from the issuance of long-term debt to fund the acquisition of the Pinnacle assets. Cash outflows of $1.7 billion in the 2011 period related to the repayment of outstanding long-term debt, which was primarily due to the 2011 Separation Transactions.

Dividends

A summary of 2012 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.205 per share	January 27, 2012	February 8, 2012	March 1, 2012
$0.205 per share	April 25, 2012	May 9, 2012	June 1, 2012
$0.205 per share	July 24, 2012	August 8, 2012	September 4, 2012
$0.205 per share	October 4, 2012	November 7, 2012	December 3, 2012

A summary of 2012 dividend activity for the Company’s $2.67 Convertible Preferred stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.6675 per share	January 27, 2012	February 8, 2012	March 10, 2012
$0.6675 per share	April 25, 2012	May 9, 2012	June 10, 2012
$0.6675 per share	July 24, 2012	August 8, 2012	September 10, 2012

We currently expect to pay quarterly cash dividends in the future for the Company’s common stock, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the third quarter of 2012, we announced that we will redeem the remaining outstanding shares of our $2.67 Convertible Preferred Stock on November 20, 2012. From and after the redemption date of November 20, 2012, dividends on the $2.67 Convertible Preferred Stock will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders thereof will cease. The stockholders’ only right will then be to tender the shares for payment of the redemption price ($30.50 per share plus accrued and unpaid dividends of $0.52 per share, for an aggregate redemption price of $31.02 per share). As of October 31, 2012, there were 96,020 shares of $2.67 Convertible Preferred Stock outstanding.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $451.7 million and $385.8 million as of September 30, 2012 and December 31, 2011, respectively, and are recorded at their stated amount less allowances for discounts and doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for discounts and doubtful accounts was $11.0 million and $9.8 million as of September 30, 2012 and December 31, 2011, respectively. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions and other factors may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at September 30, 2012 was $8.4 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

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

Guarantees and Commitments

Three of our 50%-owned foreign joint ventures have euro-denominated credit facilities, which we have partially guaranteed. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $17.7 million, of which our guarantee exposure was $10.5 million based on facilities utilized at September 30, 2012. The Company has not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $26 million and $40 million as of September 30, 2012 and December 31, 2011, respectively, and is recorded as a liability on our condensed consolidated balance sheet. The change in the liability amount is primarily due to our payment of a portion of the estimated obligation. Our actual obligation may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Internal Investigation

We have commenced an investigation into whether our India business has been conducted in compliance with Company policies and applicable law, including the Foreign Corrupt Practices Act. The India business accounts for approximately 3% of our annual consolidated net sales and a smaller percentage of our consolidated operating income. Refer to Note 15, Commitments and Contingencies, to our financial statements included in this report for more information on the investigation and the possible impact on our results of operations, cash flows and financial condition.

Contractual Obligations and Other Commercial Commitments

There were no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Commercial Commitments” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of impacts related to the acquisition of the Pinnacle assets, including additional long-term debt obligations of $300 million due in 2017 and $300 million due in 2022, resulting from debt issued to finance the acquisition. The associated annual interest obligations are approximately $15 million through retirement of the 2017 Notes and approximately $10 million thereafter, until the retirement of the 2022 Notes. In addition, as part of the acquisition, we assumed raw materials purchase obligations in the aggregate amount of $35 million for the period 2013 to 2014.

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

•

risks associated with doing business outside the United States, including civil and political unrest, local labor conditions, changes in laws, governmental regulations and policies, and compliance with anti-corruption statutes;

•	inability to attract and retain qualified personnel;

•	fluctuations in currency exchange rates;

•	the impact of excise tax increases and customs duties on distilled spirits or changes to government financial incentives;

•	dependence on performance of distributors, promoters and other marketing arrangements;

•	customer defaults and related bad debt expense;

•	any possible downgrades of the Company’s credit ratings;

•	costs of certain employee and retiree benefits and returns on pension assets;

•	tax law changes or interpretation of existing tax laws;

•	potential liabilities, costs and uncertainties of litigation;

•	ability to secure and maintain rights to trademarks and tradenames;

•	impairment in the carrying value of goodwill or other acquired intangible assets;

•	disruptions at production facilities; and

•	other risks and uncertainties described from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for changes in our exposure to interest rates resulting from the 2012 issuance of $600 million aggregate principal amount of long-term debt and hedge transactions consisting of fixed-to-floating rate interest rate swaps with an aggregate notional amount of $200 million.

The estimated fair value of our $2,506.6 million and $1,902.1 million total long-term debt (including current portion) at September 30, 2012 and December 31, 2011 was approximately $2,711.6 million and $2,015.4 million, respectively. The fair value is determined from quoted market prices, where available, and from investment banks with respect to interest rates considering credit ratings and the remaining terms to maturity. A hypothetical 10% increase from prevailing interest rates as of September 30, 2012 and December 31, 2011 would have resulted in a decrease in fair value of fixed interest rate debt by $52.5 million and $73.9 million, respectively.

Based on variable rate debt outstanding (including the impact of swaps) at September 30, 2012 and December 31, 2011, a hypothetical 100 basis point change in interest rates affecting the Company’s variable rate borrowings (including related hedge instruments) would impact pre-tax interest expense by $2.1 million and $0.3 million, respectively.

Refer to Note 11, Debt, and Note 12, Derivative Instruments, to our financial statements included in this report for more information.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

It is not possible to predict the outcome of the pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably to the Company and the Indemnitor. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses, and because the Company is indemnified under the Indemnification Agreement.

In September 2011, in connection with the Spin-Off, the Company agreed to indemnify Home & Security for any losses arising from smoking and health or fire-safe cigarette matters relating to the tobacco business of any of the Company’s predecessors or former subsidiaries.

Pending Cases

As of September 30, 2012, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with five cases reported in our Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there were no purported smoking and health class actions or health care recovery actions pending against the Company.

Terminated Cases

There were no tobacco-related cases terminated in the three months ended September 30, 2012 in which the Company was named as one of the defendants.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of September 30, 2012, B&W and/or R.J. Reynolds Tobacco Company had been served in over 5,800 pending cases (the “Engle progeny cases”). As of September 30, 2012, 70 Engle progeny cases have been tried to verdict in state and federal court, 46 of which resulted in adverse judgments against tobacco companies. Of those 46 adverse judgments, 37 resulted in adverse judgments against the Indemnitor. The Indemnitor has appealed 34 of these adverse judgments and, as of September 30, 2012, the Indemnitor’s time to file an appeal from the other three of these adverse judgments had not yet expired. Seventeen of these appeals remained pending before Florida intermediate appellate courts as of September 30, 2012. In four of the appeals that were decided, the Florida intermediate appellate courts affirmed the liability finding but vacated the damages award in whole or in part and remanded the matter to the trial court. In one of the appeals that was decided, the Florida intermediate appellate court reversed the final judgment and remanded the matter to the trial court for a new trial on all issues. In the other twelve appeals that were decided, the Florida intermediate appellate courts affirmed final judgments in favor of plaintiffs. On December 16, 2011, the Indemnitor petitioned the United States Supreme Court for writ of certiorari in four of these appeals. These certiorari petitions were denied by the United States Supreme Court on March 26, 2012, and the Indemnitor paid the final judgments in these four cases on April 27, 2012. As of September 30, 2012, the Indemnitor has paid final judgments in two other Engle progeny cases. The Company is not a party to any of the Engle progeny cases.

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

Other Legal Proceedings

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these actions and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially impact our business, results of operations, cash flows, and financial condition.

Item 6.	Exhibits.

3	Articles of Incorporation and By-Laws

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

3(ii)	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

12*	Statement re computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Beam Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: November 8, 2012	BY:	/s/ ROBERT F. PROBST
Robert F. Probst
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)