Form 10-K
period 2012-12-31
BEAM INC
filed 2013-02-26
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 29, 2012 (the last day of our most recent second quarter) was $9,887,313,464 based on the closing price as reported on the New York Stock Exchange. The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at February 6, 2013, was 160,326,727.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2013 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2013 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties and other factors. For a discussion of important factors that could cause our results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements, please refer to “Item 1. Business – Forward-Looking Statements,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below.

Item 1.	Business.

Overview

Beam Inc. is a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, tequila, Scotch whisky, Canadian whisky, vodka, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails. Our diverse portfolio includes several of the world’s top premium spirits brands. We use the terms “Beam,” “the Company,” “we,” “us,” and “our” to refer to the business of Beam Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

Our portfolio consists of brands we identify as Power Brands, Rising Stars, Local Jewels and Value Creators. The Power Brands are our core brand equities, with global reach in premium categories and large annual sales volume. Rising Stars are smaller premium brands in priority markets that we believe have excellent growth profiles and receive substantial brand investment to drive expansion. Brands identified as Local Jewels act as Power Brands in local markets. Value Creators include a variety of brands providing scale and profit across multiple categories. Power Brands, Rising Stars, and combined Local Jewels/Value Creators (including non-branded sales) represent approximately 60%, 15%, and 25%, respectively, of our net sales. Our Power Brands and Rising Stars, which are the focus of our brand investment, are listed below.

Power Brands:	Jim Beam Bourbon, Maker’s Mark Bourbon, Sauza Tequila, Courvoisier Cognac, Canadian Club Whisky, Teacher’s Scotch, and Pinnacle Vodka

Rising Stars:	Laphroaig Scotch, Knob Creek Bourbon, Basil Hayden’s Bourbon, Kilbeggan Irish Whiskey, Cruzan Rum, Hornitos Tequila, Skinnygirl Cocktails, and Sourz Liqueurs

The principal markets for our spirits products are the United States, Australia, Germany, Spain, the United Kingdom, and Canada, and we continue to invest in emerging markets such as India, Brazil, Mexico, Russia, Central Europe, Asia, and other geographies. We operate our business on the basis of geographical regions, consisting of North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”).

Operating Strategy

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

We seek to “Build Winning Markets” through effective distribution and enhancing the presence of our brands, particularly in key markets. We amplify our scale in select markets by aligning with key strategic partners, such as Coca-Cola Amatil in Australia and The Edrington Group in more than 20 global markets throughout the world. These alliances complement our distribution in other key markets, including our U.S. sales organization and performance-based contracts with partners such as Southern Wine & Spirits in the U.S. and our company-owned distribution in markets such as Germany and India.

We seek to “Fuel Our Growth” by optimizing our supply chains, designing products to maximize value for consumers, exercising disciplined capital and cost management, and building an effective and efficient organization. We believe that we promote organizational excellence by developing a winning culture with highly engaged employees.

Acquisitions, Divestitures and Other Strategic Initiatives

While our first priority is internal growth, we also strive to enhance shareholder value through acquisitions and divestitures, joint ventures, alliances, and other strategic initiatives.

In May 2012, we acquired the Pinnacle vodka and Calico Jack rum brands and certain related assets for approximately $608 million. The synergy-driven acquisition of Pinnacle vodka significantly enhanced Beam’s U.S. presence in the vodka category while creating opportunities to drive cost savings and expand distribution. In January 2012, we completed the acquisition of Cooley Distillery plc, an award-winning independent Irish whiskey producer. In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. With the Cooley and Skinnygirl transactions, Beam entered two of the industry’s fastest growing categories.

On an ongoing basis, we review our portfolio of brands and evaluate options to increase shareholder value. In addition to acquisitions, divestitures, joint ventures and alliances, we consider other corporate strategies intended to enhance shareholder value, including share repurchases and changes to our dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect thereof might be upon our results of operations, cash flows or financial condition.

Segments

Our three reportable segments are the geographic regions of North America, EMEA and APSA. Each segment is engaged in the manufacture and sale of distilled spirits products. Approximately 55% of our consolidated net sales were generated in the U.S. (based on country of destination) in the year ended December 31, 2012. For additional financial information by segment, refer to Note 21, Segment Information, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report. For a description of the risks attendant to operating outside the United States, see Item 1A — Risk Factors.

Trademarks

We sell our products under trademarks, trade dress, brand names, and trade names that are important to our continued success. We own most of our key trademarks, including the trademarks for each of our Power Brands, but we also use trademarks under long-term licenses for brands such as DeKuyper, which is produced and sold in the U.S. and Mexico under a license of unlimited duration. Our business could be adversely affected by the loss of any major brand or by material infringement of our intellectual property rights. We are also subject to risks and costs associated with the enforcement of our intellectual property rights. Moreover, the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products from infringement by others.

Seasonality

The peak season for our business is the fourth calendar quarter due to holiday buying. Approximately 29%, 28%, and 30% of our net sales for the fiscal years ended December 31, 2012, 2011, and 2010, respectively, were in the fourth quarter.

Customers and Distributors

We use different business models to market and distribute our products in different regions of the world. In the U.S., we sell our products either to wholesale distributors for resale to retail outlets or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our other global markets, we use a variety of route-to-market models, including third party distributors, global or regional duty free customers, other spirits producers and our joint ventures with The Edrington Group Ltd. During the year ended December 31, 2012, our top three customers (Southern Wine & Spirits, the Company’s 50% owned joint ventures with The Edrington Group, and Coca-Cola Amatil) collectively accounted for 40% of our net sales. Accounts receivable from these three customers were similarly concentrated at December 31, 2012, as were net sales and accounts receivable in prior years. We believe our relationships with our top three customers are good, collection of amounts due from these three customers at December 31, 2012 are reasonably assured, and a loss of any of these customers would be offset by the availability of other distributors for our products with minimal disruption to our operations.

Competition

The global distilled spirits industry is very competitive. Based on volume information from independent industry statistical sources, we are the fourth largest premium spirits company in the world (the largest U.S. based) as well as the second largest in the U.S. We compete on the basis of product quality, brand image, innovation, price, and service in response to consumer preferences. While the industry is highly fragmented, major competitors include Bacardi Limited, Brown-Forman Corporation, Constellation Brands, Inc., Davide Campari Milano-S.p.A., Diageo PLC, Pernod Ricard S.A., and Rémy Cointreau S.A.

Raw Materials and Other Supplies

The principal raw materials for the production, storage and aging of distilled products are corn and other grains for whiskies and other spirits, agave for tequila, molasses for rum, grapes for cognac and fortified wines, new or used oak barrels, and plastic and glass for bottles. These materials are generally readily available from a number of sources, except that new oak barrels are available from only a few sources. Beam has a long-term supply agreement with a third-party supplier for the purchase of new oak barrels. This agreement requires a minimum of three years’ notice prior to termination. In addition, we purchase barrels from two other suppliers on a year-to-year basis pursuant to purchase orders. We purchase grains, malts, and grapes primarily from independent growers under long-term supply contracts or on the spot market. We grow our own agave supply and periodically purchase agave on the spot market. From time to time, these raw materials are affected by weather and other forces that may impact production and quality.

Inventory

Because whiskeys/whiskies, cognacs, brandies, rum, and some tequila varieties are aged for various periods (generally from three to ten years for whiskies, for example), we maintain substantial inventories of maturing product in warehouse facilities. Production of maturing inventory is generally scheduled to meet demand years into the future, and production schedules are adjusted from time to time to bring inventories into balance with estimated future demand. In addition, we may, from time to time, purchase or sell maturing spirits to manage estimated future demand.

Regulatory Environment

The production, storage, transportation, distribution and sale of our products are subject to regulation by federal, state, local, and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits and fortified wines in whole or in part.

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the U.S. spirits industry with respect to production, blending, bottling, sales, advertising, and transportation of industry products. Also, each state in the United States regulates the advertising, promotion, transportation, sale, and distribution of such products. Similar regulatory regimes exist in most of our other major markets.

In many of the key markets for our business, distilled spirits are subject to federal excise taxes and/or customs duties, as well as state/provincial, local, and other taxes. Beverage alcohol sales could be adversely impacted by increases to excise tax rates, which are considered from time to time by U.S. states and municipalities and in other key markets for our business. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on our business, financial condition, and results of operations.

Environmental Matters

The Company is subject to both U.S. and international laws and regulations relating to the protection of the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, and Superfund (the environmental program established in the Comprehensive Environmental Response, Compensation, and Liability Act to address hazardous waste sites), which imposes joint and severable liability on each potentially responsible party. Outside the U.S., we are subject to applicable multi-national, national, and local environmental laws and regulations in the countries in which we do business. Refer to Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information about pending environmental matters.

Employees

As of December 31, 2012, the Company and its subsidiaries had approximately 3,400 employees, of which approximately 1,700 were based in the United States. Approximately 33% of our employees are covered by collective bargaining agreements, of which approximately 7% are subject to agreements that will expire within one year from the filing date of this Form 10-K. We believe our employee relations are good.

Company History

The Company was incorporated under the laws of Delaware in 1985 and conducted no business until 1986. American Brands, Inc., a New Jersey corporation organized in 1904 (“American New Jersey”), was merged into The American Tobacco Company in December 1985, and the shares of the principal first-tier subsidiaries formerly held by American New Jersey were transferred to the Company. In addition, the Company assumed all liabilities and obligations in respect of the public debt securities of American New Jersey outstanding immediately prior to the merger. In May 1997, the Company’s name was changed from American Brands, Inc. to Fortune Brands, Inc.

In December 2010, the Company announced a plan to separate the Company’s Home & Security, Golf and Spirits business segments. The Company completed the sale of the Golf business in July 2011 and completed the tax-free spin-off of the Home & Security business in October 2011 (the “Spin-Off”). Following the completion of the Spin-Off, the Company became a standalone spirits company under the name Beam Inc. The sale of the Golf business and the Spin-Off are together referred to in this Form 10-K as the “Separation Transactions.”

Foreign Operations

For information about the Company’s reportable segments and for additional geographic information about net sales and long-lived assets, please refer to Note 21, Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report on Form 10-K. Also, for a discussion of certain risks attendant to our foreign operations, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

See “Item 10, Directors, Executive Officers and Corporate Governance” in Part III.

Additional Information

The Company’s website address is www.beamglobal.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission (“SEC”). We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Principles, Code of Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Charters for the Committees of our Board of Directors, and other information related to the Company. Additionally, in 2012 we filed with the New York Stock Exchange (“NYSE”) our 303A CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results, or states our intentions, beliefs, expectations and targets for the future. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “targets,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will,” “seeks,” “strives,” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the SEC, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	general economic conditions;

•	competitive innovation and marketing pressures, including price;

•	changes in consumer preferences and trends;

•	financial and integration risks associated with acquisitions, joint ventures, and alliances, as well as potential divestitures;

•	the price and availability of raw materials and energy;

•	risks associated with doing business outside the United States, including changes in laws, governmental regulations and policies, compliance with anti-corruption statutes, civil and political unrest, and local labor conditions;

•	our ability to manage organizational productivity and global supply chains effectively;

•	the impact of excise tax increases and customs duties on our products or changes to government financial incentives;

•	fluctuations in currency exchange rates;

•	our ability to reach agreement on, maintain or renegotiate key agreements;

•	potential liabilities, costs and uncertainties of litigation;

•	our ability to attract and retain qualified personnel;

•	changes to laws and regulations;

•	downgrades of the Company’s credit ratings;

•	dependence on performance of distributors, promoters and other marketing arrangements;

•	product quality issues;

•	costs of certain employee and retiree benefits and returns on pension assets;

•	tax law changes or interpretation of existing tax laws;

•	ability to secure and maintain rights to intellectual property, including trademarks, trade dress, and tradenames;

•	impairment in the carrying value of goodwill or other acquired intangible assets;

•	disruptions at production facilities and supply/demand forecasting uncertainties;

•	breaches of data security; and

•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Our results of operations, cash flows and financial condition may be adversely impacted by global economic conditions.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. The uncertainty related to high levels of government and consumer debt and unstable geopolitical environments in many parts of the world may continue to put pressure on global economic conditions. There remain other challenges in the global economy as well, including high unemployment rates, low consumer confidence and fragile credit and housing markets. As a result, consumers’ increased price consciousness may endure, which may affect consumers’ willingness to pay for premium brands as well as the overall level of spirits consumption, particularly in bars, restaurants, nightclubs and other public environments where consumers drink spirits. Furthermore, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we provide to customers and otherwise adversely impact our results of operations, cash flows and financial condition. A prolonged period of global economic stagnation may impact our access to capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations, pay dividends, complete acquisitions and repurchase shares in the future.

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

We may not be successful in introducing new products and product innovations.

Our success depends in part on successful new products and product innovations. While we devote significant focus to the development of new products, and to the research and development and technology functions of our business, we may not be successful in their development, or these new products may not be commercially successful. Inability to attract consumers to our product innovations relative to our competitors’ products would likely adversely affect our growth rates and financial performance over time.

Risks associated with our strategic acquisitions, divestitures, joint ventures, and alliances could adversely affect our business.

We continue to consider acquisitions, divestitures, joint ventures, and alliances as a means of enhancing shareholder value. Acquisitions and joint ventures involve risks and uncertainties, including:

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

With respect to potential divestitures, we may encounter several risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations.

Risks associated with the availability and price volatility of raw materials and energy could adversely affect our business.

We buy commodities such as corn and other grains, molasses, grapes, glass and plastic for the production, packaging and distribution of our products and grow agave plants for tequila production. Moreover, the production of our products depends heavily upon the availability of sufficient quantities of quality water. Accordingly, we are exposed to risks associated with raw material price volatility arising from supply conditions, geopolitical and economic variables, and other unpredictable external factors. Changes in weather patterns, hydrologic cycles and the frequency and severity of extreme weather and natural disasters may have a negative effect on agricultural production or our access to quality water. Reduced availability or increases and volatility in the prices of these raw materials, as well as products sourced from third parties, and energy used in making, distributing and transporting our products, could increase the manufacturing and distribution costs of our products. In the past we have been able to mitigate the impact of these cost increases through productivity improvements and pricing adjustments, but there is no assurance that we will be able to offset such cost increases in the future.

While uncertainties exist in the legislative and regulatory processes regarding environmental issues, additional regulatory requirements in the U.S. and other countries may increase our operational costs due to the higher cost of compliance and market rates for energy, raw materials and key imports. New legislation or regulation relating to environmental issues could also increase energy prices, and the cost of our products, which we may attempt to offset with price increases that could lead to reduced consumer demand for our beverage alcohol brands.

We manufacture, source and sell many products internationally and are exposed to risks associated with doing business globally.

We manufacture, source or sell our products in numerous countries around the world. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws and governmental regulations and policies in many countries outside the United States. We are also subject to U.S. laws affecting the activities of U.S. companies abroad, including tax laws and laws regarding the enforcement of contract and intellectual property rights. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these factors and other matters affecting U.S. companies with global operations.

Certain countries in which we operate are reported to have high levels of corruption. While we are committed to doing business in accordance with applicable anti-corruption laws, our code of conduct and ethics, and other Company policies, we remain subject to the risk that our affiliates or our agents, such as distributors and promoters, may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.K. Bribery Act of 2010 or local equivalent laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of fines, interruptions of business, loss of supplier, vendor or other third party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. As discussed in Note 18, Commitments and Contingencies, we commenced an investigation into whether our India business has been conducted in compliance with Company policies, the FCPA and other applicable law. It is reasonably possible that any expenses and liabilities resulting from this matter could have a material impact on our results of operations, cash flows and financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures will likely continue to have a disruptive effect on our India business over the near term.

If we are unable to efficiently manage our organizational productivity and global supply chain, then our business could be adversely affected.

We need to continually evaluate our organizational productivity and global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success depends in part on refining our cost structure and supply chains so that we have flexibility and are able to respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could adversely affect our business. Despite our efforts to control costs and increase efficiency in our facilities, increased competition could still cause us to realize lower operating margins and profitability.

Changes in excise taxes, incentives and customs duties related to distilled spirits could adversely affect our business.

Distilled spirits are subject to excise taxation in many markets at the federal, state and/or local level. Any increase in federal, state or local excise taxes could have an adverse effect on our business by increasing prices and reducing demand, particularly if excise tax levels increase substantially relative to those for beer and wine. For example, in April 2008 the Australian government increased excise taxes specifically on ready-to-drink spirits products by 70%, equating to a 25% price increase to consumers, which adversely impacted demand for Jim Beam and Cola and other pre-mixed products. We are also the recipient of certain U.S. governmental economic development incentives in connection with our manufacture of rum. The amount and availability of these incentives in future periods cannot be assured. Any reduction in incentives would have an adverse effect on our business by increasing production costs. In addition, distilled spirits products are the subject of customs duties in many countries around the world. An increase in customs duties in the markets where we sell our products could also adversely affect our results of operations and cash flows.

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

We have a number of distribution, supply, manufacturing and license agreements for our spirits products. These agreements vary depending on the particular brand, but tend to be for a fixed number of years. There can be no assurance that we will be able to renew these agreements on favorable terms or that these agreements will not be terminated. Termination of these agreements or failure to renew these agreements on favorable terms could have a negative effect on our results of operations, cash flows and financial condition.

Potential liabilities and costs from litigation and other legal proceedings could adversely affect our business.

From time to time we are subject to various lawsuits, claims, disputes and investigations in the normal conduct of our operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. If decided unfavorably, these actions could adversely affect our results of operations, cash flows and financial condition. In addition, because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations and cash flows.

Numerous legal actions are pending in various jurisdictions against leading tobacco manufacturers based upon allegations that cancer and other ailments have resulted from tobacco use. The Company has been named in some of these actions relating to tobacco products made and sold by former subsidiaries of the Company. See Item 3 – Legal Proceedings. It is not possible to predict the outcome of pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Although the Company never made or sold tobacco and is indemnified for any losses, damages claimed in some of these cases range into the billions of dollars and, as a result, any failure of the indemnitor to satisfy its indemnification obligations could result in a material adverse affect on our results of operations, cash flows and financial condition.

We face substantial competition in our industry.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, both of which could adversely affect our sales and profitability. Consumers may also respond negatively to any price changes we seek to implement. We also face a risk that continued consolidation by other distilled spirits companies could cause us to experience competitive disadvantages. Our inability to manage these and other competitive factors successfully could adversely affect our results of operations, cash flows and financial condition.

Our failure to attract and retain qualified personnel could adversely affect our business.

Our success depends in part on the efforts and abilities of our senior management team and other key employees. Their motivation, skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, motivate and retain members of our senior management team and other key employees could have a negative effect on our operating results.

Changes in laws, regulations and regulatory standards could adversely affect our business.

Our business is subject to extensive domestic and international regulatory requirements regarding distribution, production, labeling, and marketing. Changes to regulation of the beverage alcohol industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our business. In addition, we face domestic and international regulations pertaining to the health and safety of our employees and consumers as well as the impact of our business on the environment. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions, as well as changes in our competitive position that may result from our inability to effectively and timely comply with such actions, could adversely impact our business.

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

We rely on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by distributor consolidation, poor performance or other disruptions in our distribution channels and customers.

We use different business models to market and distribute our products in different regions of the world. In the U.S., we sell our products either to wholesale distributors for resale to retail outlets or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our other global markets, we use a variety of route-to-consumer models, including in many markets, reliance on other spirits producers to market and sell our products. The replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our business. Industry consolidation could also adversely affect our margins and profitability. While we seek to take advantage of the efficiencies and unique opportunities that large customers can offer, large customers can also seek to make significant changes in their volume of purchases, represent a large number of competing products, negotiate more favorable terms and seek price reductions, which could negatively impact our financial results.

Product recalls or other product liability claims could materially and adversely affect our sales.

The success of our brands depends upon the positive image that consumers have of those brands. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, spoilage or other adulteration. Any of these events could adversely affect our sales. Moreover, selling products for human consumption involves inherent risks. A significant product liability judgment or widespread product recall may negatively impact the sales and profitability of the affected brand or brands for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Costs and funding requirements of certain employee and retiree benefits may continue to accelerate.

Increases in the costs and funding of medical and pension benefits may continue and negatively affect our business as a result of increased usage of medical benefits by current and retired employees, medical cost inflation, the performance of our pension plan assets, potential reductions in the discount rate used to determine the present value of our benefit obligations, and changes in legal and accounting standards related to employee and retiree benefits.

Future tax law changes and/or interpretation of existing tax laws may adversely affect our effective income tax rate and the resolution of unrecognized tax benefits.

We are subject to income taxation in the U.S. as well as internationally. It is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that our recorded tax estimates are reasonable and appropriate, there are inherent uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals, which may have a corresponding material impact on our results of operations, cash flow and financial position to the extent not previously recorded. In addition, it is possible that future income tax legislation may be enacted that could have a material impact on our worldwide income tax provision.

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that this report contains material information necessary to make an informed assessment of our financial position and profits and losses for each of the periods presented and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future. This is particularly true in light of the significant changes to the Company’s business and operations following the Separation Transactions during 2011.

Our inability to secure and maintain rights to intellectual property could adversely affect our business.

We have many trademarks, brand names and trade names that are important to our business. Our business could be adversely affected by the loss of any major brand or by material infringement of our intellectual property rights. We are also subject to risks and costs associated with the enforcement of our intellectual property rights. Moreover, the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our products from infringement by others. In addition, others may assert intellectual property infringement claims against us or our customers.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and stockholders’ equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date, net of any cumulative impairments. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date, net of impairments and accumulated amortization. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. For example, in connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarters of 2012 and 2011, we recorded impairment charges of $15.6 million and $31.3 million to adjust certain tradenames to fair value. Events and conditions that could result in future impairments include a change in expected global consumer spending, deterioration of economic conditions globally or in particular markets, and decreases in market growth rates in certain categories in our business, among others. In addition, future impairment could be caused by changes in competition, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and stockholders’ equity could be adversely affected.

A disruption at our production facilities or the inherent uncertainty in supply/demand forecasting could adversely impact our results of operations, cash flows and financial condition.

Because whiskeys/whiskies, cognacs, brandies, rum and some tequila varieties are aged for various periods, we maintain substantial inventories of maturing product in warehouse facilities. If there were a catastrophic failure at one of our major distillation or bottling facilities, our business would be adversely affected. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. Similarly, if we experienced a disruption in the supply of barrels in which to age our products, our business could suffer. A consequence of any of these supply disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, there can be no assurance that insurance proceeds would cover the replacement value of our inventory of maturing products and other assets if they were to be lost.

In addition, there is an inherent risk of forecasting imprecision in determining the quantity of maturing stock to store in a given year for future consumption. The strategies we use to balance supply with fluctuations in consumer demand may not be effective in particular years, products or markets. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time, or we may have a surplus of inventory. Not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.

A breach of our data security could negatively affect our operations.

The security and reliability of our data infrastructure are critical to maintaining the availability and effective operation of the technology used in our business, the accurate collection and processing of financial and operational data, and the maintenance of confidential information. A breach of the security or reliability of our data infrastructure, whether by intentional act or otherwise, could result in an interruption of our operations and, in some circumstances, could result in property loss, breaches of regulations, legal liabilities or reputational damage.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases its principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries as of December 31, 2012:

	Owned	Leased
Production and Warehouse Facilities:
Canada	6	—
France	8	—
India	1	13
Mexico	3	6
Spain	11	—
U.K.	3	—
U.S. – Kentucky	13	2
U.S. – Maine	3	—
U.S. Virgin Islands	3	—

Total	51	21

Distribution Facilities:
Germany (EMEA)	—	1
India (APSA)	—	7
Spain (EMEA)	1	—

Total	1	8
Total	52	29

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

Tobacco Litigation

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (now known as Brown & Williamson Holding, Inc.) (B&W). In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement (the Indemnification Agreement), to indemnify the Company against claims including legal expenses arising from smoking and health and fire-safe cigarette matters relating to the tobacco business of ATCO.

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

Pending Cases

As of December 31, 2012, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with five cases reported in our Annual Report on Form 10-K for the year ended December 31, 2011. As of December 31, 2012, there were no purported smoking and health class actions or health care recovery actions pending against the Company. For a list of pending cases, see Exhibit 99 to this Annual Report on Form 10-K.

Terminated Cases

There was one tobacco-related case (Eiser) terminated in 2012 in which the Company was named as one of the defendants.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of December 31, 2012, B&W and/or R.J. Reynolds Tobacco Company had been served in over 5,700 pending cases (the “Engle progeny cases”) in Florida. As of December 31, 2012, 78 Engle progeny cases have been tried to verdict in state and federal court, 52 of which resulted in adverse judgments against tobacco companies. Of those 52 adverse judgments, 43 resulted in adverse judgments against the Indemnitor. As of December 31, 2012, the Indemnitor has appealed every adverse judgment, with the exception of those adverse judgments in which the time to appeal had not yet expired. The Indemnitor has paid final judgments in seven Engle progeny cases as of December 31, 2012. The Company is not a party to any of the Engle progeny cases.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including the Indemnitor and B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. On August 17, 2006, the Court issued a final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The District Court issued an order on December 22, 2010, on consent of the parties, ruling that B&W is no longer subject to the injunctive remedies in the case. On November 27, 2012, the District Court issued an order that the defendants publish certain “corrective” statements as set forth in the order. The defendants appealed this order on January 25, 2013. In addition, certain defendants filed an appeal on June 3, 2011 from an order entered by the District Court denying the defendants’ motion to vacate all injunctive remedies and dismiss the case in its entirety based on the passage of new federal law that granted the Food and Drug Administration regulatory authority over the marketing and sale of tobacco products. Defendants also noticed an appeal on June 8, 2011 from an order entered by the District Court requiring the defendants to disclose various disaggregated marketing data. The U.S. Court of Appeals for the District of Columbia denied both appeals on July 27, 2012. The Company is not a party to this action.

On March 21, 2003, a judgment for $7.1 billion in compensatory and $3 billion in punitive damages was entered by an Illinois state court against Philip Morris, Inc. in Price, et al. v. Philip Morris, Inc., a class action alleging that certain advertising for “light” or “low tar” cigarettes was deceptive under the Illinois Consumer Fraud Act. On September 28, 2011, after several years of appellate proceedings, the Supreme Court of Illinois remanded the case to the trial court for further proceedings. Plaintiffs filed a petition to reinstate the $10.1 billion judgment on February 15, 2012. On December 12, 2012, the court entered judgment for Philip Morris, denying plaintiffs’ petition. This ruling is on appeal. Class actions involving similar allegations as Price (Howard, et al. v. Brown & Williamson Tobacco Corp. and Turner v. R.J. Reynolds Tobacco Co.) are pending against B&W and R.J. Reynolds Tobacco Company, respectively, in the same court. Proceedings in the Howard and Turner cases have been stayed or are otherwise inactive pending resolution of the Price litigation. The Company is not a party to the Price, Howard or Turner litigation.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Composite Common Stock Prices and Common Stock Cash Dividend Payments

	2012			2011 (1)
	High	Low	Dividend Per Share	High		Low		Dividend Per Share
First Quarter	$58.57	$50.58	$0.205	$63.51		$58.89		$0.19
Second Quarter	63.51	55.33	0.205	65.48		61.62		0.19
Third Quarter	63.21	56.76	0.205	65.42		50.88		0.19
Fourth Quarter	61.86	53.16	0.205	54.49	(2)	42.30	(2)	0.19

Total			$0.82					$0.76

(1)	Historical prices are not adjusted to reflect the Spin-Off.
(2)	On October 3, 2011, we completed the Spin-Off by paying a pro rata dividend of one share of Home & Security common stock for each share of our common stock held on September 20, 2011, the record date for the Spin-Off. On October 3, 2011, the last trading day before the Spin-Off became effective, the closing price of our common stock, trading “regular way” (that is, with an entitlement to shares of Home & Security common stock distributed in the Spin-Off), was $54.20. On October 4, 2011, the first day of trading after the Spin-Off, the opening price of our common stock was $43.55 per share and the opening price of Home & Security common stock was $12.19 per share.

The Company’s common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

On January 25, 2013, we announced that our board of directors approved a 10% increase in the dividend on the Company’s common stock. Beginning with the payment on March 1, 2013, the dividend will increase 8 cents per share to an annual rate of $0.90 (payable 22.5 cents per quarter) from $0.82 per share (20.5 cents per quarter). We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors.”

On January 31, 2013, there were 16,701 record holders of the Company’s common stock, par value $3.125 per share.

Stock Performance Graph

The graph below compares the cumulative total shareholder return of the Company’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index, the former Fortune Brands peer group and the Beam Inc. peer group (described below). The former Fortune Brands peer group is presented to provide a meaningful comparison of Beam’s stock performance relative to its peers during the periods prior to the Separation Transactions. On October 3, 2011, Beam Inc. spun-off to its stockholders its entire interest in Fortune Brands Home & Security, Inc. The Spin-Off is treated as a special dividend for the purposes of calculating total shareholder return, with the then current market value of the distributed shares being deemed to have been reinvested on the Spin-Off date in shares of Beam Inc. A vertical line is included on the graph below to separate periods that include the combined Fortune Brands businesses from periods that only include the standalone Beam Inc. spirits business (October 3, 2011).

TOTAL SHAREHOLDER RETURN

(With Dividend Reinvestment)

The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

The weighted average total return for Beam Inc. common stock and the three indices is calculated from an assumed initial investment of $100 and assumes dividend reinvestment, including the impact of the distribution of Home & Security common stock in the Spin-Off.

Beam Peer Group

The Beam peer group is the Dow Jones Food & Beverage Titans 30 Index, a published index that represents leading companies in the global food and beverage sector based on market capitalization, revenue, and net profit.

Former Fortune Brands, Inc. Peer Group

The former Fortune Brands, Inc. peer group was comprised of the following publicly traded companies in industries corresponding to the three businesses of Fortune Brands, Inc. prior to the Separation Transactions:

Spirits: Brown-Forman Corporation, Constellation Brands, Inc., Diageo PLC, Pernod Ricard S.A. and Rémy Cointreau S.A.;

Home & Security: Stanley Black & Decker, Inc., Masco Corporation, and Newell Rubbermaid Inc.; and

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

(3)	each segment’s weighted average total return is then weighted based on the percentage of sales, excluding excise taxes, as required by SEC regulations, of that segment of the Company for the year, as compared with total Company sales, excluding excise taxes, and the sum of such weighted returns results in a weighted average total return for the entire peer group.

Issuer Purchases of Equity Securities – $2.67 Convertible Preferred Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012 (a)	—	—	—	96,020
November 1, 2012 – November 30, 2012 (a)	49,590	$31.02	49,590	—
December 1, 2012 – December 31, 2012	—	—	—	—

Total	49,590		49,590

(a)	On November 20, 2012, we completed the previously announced redemption of all outstanding shares (49,590 shares) of our $2.67 Convertible Preferred Stock that had not been converted in accordance with their terms into shares of our common stock. As a result of such redemption, there are no longer any issued and outstanding shares of our $2.67 Convertible Preferred Stock. Pursuant to the redemption, which was announced on August 21, 2012, stockholders received an aggregate redemption price of $31.02 ($30.50 per share plus accrued and unpaid dividends of $0.52 per share) for each share redeemed.

Item 6.	Selected Financial Data.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
(In millions, except per share amounts)	2012	2011	2010	2009	2008
Income Statement Data
Sales (a)	$3,070.1	$2,871.7	$2,665.9	$2,469.6	$2,480.9
Less: Excise taxes	(604.2)	(560.6)	(571.0)	(489.3)	(503.8)

Net sales (a)	2,465.9	2,311.1	2,094.9	1,980.3	1,977.1
Cost of goods sold (b)	1,027.5	987.8	865.0	782.7	791.5

Gross profit	1,438.4	1,323.3	1,229.9	1,197.6	1,185.6
Advertising and marketing expense	398.7	358.7	307.6	275.7	331.3
Selling, general and administrative expense (c) (d)	412.9	430.0	416.1	384.2	292.6
Amortization of intangible assets	17.2	16.3	16.3	17.3	16.4
Business separation costs(e)	13.8	83.8	2.3	—	—
Restructuring charges	4.3	7.7	15.4	28.8	32.3
Asset impairment charges	15.6	31.3	—	92.5	27.2
Loss on sale of brands and related assets	—	—	16.0	—	—

Operating income	575.9	395.5	456.2	399.1	485.8
Interest expense	109.0	117.4	143.7	143.6	139.8
Loss on early extinguishment of debt	—	149.2	—	—	—
Other (income) expense (f)	(35.1)	(40.4)	(33.2)	7.5	(279.9)

Income from continuing operations	502.0	169.3	345.7	248.0	625.9
Income taxes (g)	103.8	36.0	36.2	13.3	120.5

Income from continuing operations, net of tax	$398.2	$133.3	$309.5	$234.7	$505.4

Earnings per common share – continuing operations
Basic	$2.51	$0.86	$2.03	$1.56	$3.80
Diluted	$2.48	$0.85	$2.01	$1.55	$3.76
Weighted-average common shares outstanding
Basic	158.3	154.6	152.4	150.3	151.7
Diluted	160.8	157.8	154.3	151.8	153.7

Cash Flow Data
Cash dividends declared per share of common stock	$0.82	$0.76	$0.76	$1.01	$1.72

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Total assets	$8,636.9	$7,491.8	$12,674.0	$12,370.6	$12,091.9
Total assets (net of assets of discontinued operations)	8,636.9	7,491.8	8,262.2	7,903.0	7,370.1
Short-term debt (h)	480.1	28.4	611.4	39.9	17.9
Long-term debt	2,024.9	1,902.1	3,620.6	4,389.4	4,664.7

(a)	2012 net sales include $87 million related to the May 2012 acquisition of the Pinnacle assets (refer to Note 2, Acquisitions and Dispositions, of the Notes to the Consolidated Financial Statements for more information). 2011 includes $46 million of sales associated with transition to our new long-term distribution agreement in Australia.
(b)	2011 includes $23 million related to the Australia distribution agreement transition and restructuring-related charges of $16 million primarily related to restructuring activities discussed in Note 7, Restructuring and Other Charges, of the Notes to the Consolidated Financial Statements.
(c)	2012 includes $17 million of acquisition/integration related expenses. 2011 includes $28 million of acquisition-related contingent consideration. 2010 includes restructuring-related charges of $7 million primarily related to restructuring activities. Refer to Note 2, Acquisitions and Dispositions, and Note 7, Restructuring and Other Charges, of the Notes to the Consolidated Financial Statements for additional information related to these items.
(d)	Selling, general, and administrative expenses for 2008-2011 may not be comparable to selling, general, and administrative expenses for 2012 due to the impact of the Separation Transactions, which resulted in lower Beam standalone-company costs as compared to the former Fortune Brands, Inc. corporate cost structure. Refer to Note 3, Discontinued Operations, and Note 21, Segment Information, of the Notes to the Consolidated Financial Statements for more information on the Separation Transactions and incremental costs related to the former Fortune Brands, Inc. corporate cost structure as compared to the estimated Beam corporate cost structure following the Spin-Off, respectively.
(e)	Business separation costs are directly related to implementing the Separation Transactions (refer to Note 6, Business Separation Costs, of the Notes to the Consolidated Financial Statements for additional information).
(f)	2012, 2011, and 2010 include nontaxable income tax indemnification payments related to foreign tax jurisdictions for periods prior to our acquisitions of the businesses of $18 million (2012), $27 million (2011), and $37 million (2010).
(g)	2012 includes $22 million of excess net foreign tax credits related to U.S. taxes applicable to repatriation of current year foreign earnings, $17 million net benefit related to the settlement of certain foreign and U.S. federal and state tax audit matters, and unfavorable adjustments to tax expense of approximately $7 million related to the correction of prior year items which were deemed to be immaterial to all periods presented. 2011 includes the impact of tax assessments associated with the resolution of routine foreign and U.S. income tax audit examinations, including an unfavorable $26 million related to Mexican tax audits (the corresponding indemnification payment we received is reflected in other income) and a favorable $19 million related to German tax audits. 2010 includes a favorable $46 million related to tax assessments associated with the resolution of routine foreign and U.S. income tax audits. Additionally, income taxes in 2008-2011 may not be comparable to income taxes in 2012 due to the impact of the Separation Transactions. Refer to Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements for more information on the Separation Transactions.
(h)	Includes short-term borrowings and current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, tequila, Scotch whisky, Canadian whisky, vodka, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails. Our diverse portfolio includes several of the world’s top premium spirits brands. As further described in the notes to the consolidated financial statements included in this Form 10-K, discontinued operations include the former Fortune Brands Golf and Home & Security segments, both of which were disposed of in 2011.

Our portfolio consists of brands we identify as Power Brands, Rising Stars, Local Jewels, and Value Creators. The Power Brands are our core brand equities, with global reach in premium categories and large annual sales volume. Rising Stars are smaller premium brands in priority markets that we believe have excellent growth profiles and receive substantial brand investment to drive expansion. Brands identified as Local Jewels act as Power Brands in local markets. Value Creators include a variety of brands providing scale and profit across multiple categories. Power Brands, Rising Stars, and combined Local Jewels/Value Creators (including non-branded sales) represent approximately 60%, 15%, and 25%, respectively, of our net sales. Our Power Brands and Rising Stars, which are the focus of our brand investment, are listed below.

Power Brands:	Jim Beam Bourbon, Maker’s Mark Bourbon, Sauza Tequila, Courvoisier Cognac, Canadian Club Whisky, Teacher’s Scotch, and Pinnacle Vodka

Rising Stars:	Laphroaig Scotch, Knob Creek Bourbon, Basil Hayden’s Bourbon, Kilbeggan Irish Whiskey, Cruzan Rum, Hornitos Tequila, Skinnygirl Cocktails, and Sourz Liqueurs

The principal markets for our spirits products are the United States, Australia, Germany, Spain, the United Kingdom, and Canada, and we continue to invest in emerging markets such as India, Brazil, Mexico, Russia, Central Europe, Asia, and other geographies. We operate our business on the basis of geographical regions, consisting of North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”).

EXECUTIVE SUMMARY

Operational and Financial Highlights for 2012

Operational and financial highlights for the year ended December 31, 2012 include the following:

•	Our diluted earnings per share from continuing operations were $2.48 in 2012 compared with $0.85 per share in 2011. The year-over-year improvement in earnings per share is largely attributable to significant nonrecurring costs incurred in 2011 due to the Separation Transactions (as noted below). In addition, our results in 2012 benefited from our operating strategy (Create Famous Brands, Building Winning Markets, and Fueling Our Growth) as well as from acquisitions completed in 2012. Our results included an 11% increase in advertising and marketing expenditures as well as higher investment in aging spirits inventory, production capacity, and innovation capability to support future profitable growth;

•	Our net sales increased 7% (6% on a comparable basis), exceeding the growth of our global market, which we estimate grew approximately 3% in value in 2012. The comparable net sales growth was driven by our Power Brands and Rising Stars, benefiting from strong demand for bourbon and growth in core markets, including the United States, Australia, and Germany, as well as in emerging markets;

•	Strategies to Create Famous Brands, which resulted in record new product innovations (such as Red Stag Honey Tea, Red Stag Spiced, Jim Beam Devil’s Cut, Jim Beam Honey, and Skinnygirl Wine, Vodka, and Piña Colada Ready-to-Serve), higher pricing in select categories, and favorable price/mix, contributed to net sales growth and faster operating income growth;

•	Strategies to Build Winning Markets resulted in enhanced distribution capability in many countries, such as Australia, China, and Mexico, which also contributed to net sales growth and faster operating income growth;

•	Strategies to Fuel Our Growth, such as the consolidation of our U.S. bottling facilities into our expanded center of excellence in Frankfort, Kentucky and our “Design to Value” program that focuses on brand attributes consumers value, led to substantial cost savings that largely offset the impact of higher raw material related costs and contributed to increased gross margin;

•	We completed the acquisition of the Pinnacle Vodka brand and related assets (the “Pinnacle assets”) to create shareholder value by driving cost and revenue synergies while enhancing our participation in the premium vodka category. We also entered the Irish whiskey category with the acquisition of Cooley Distillery (“Cooley”);

•	We issued long-term debt with an aggregate principal amount of $600 million to fund our acquisition of the Pinnacle assets; and

•	In January 2012, we increased our quarterly dividend 8% to 20.5 cents per share of common stock (and we subsequently increased our quarterly dividend 10% to 22.5 cents per share of common stock in January 2013, beginning with the March 1, 2013 dividend payment).

Certain items had a significant impact on our financial results in 2012, 2011, and 2010. These include the impact of the Separation Transactions completed in 2011, changes in foreign currency exchange rates, acquisition related items, restructuring and other related charges and income tax related matters.

In 2012, our financial results include the following:

•	Acquisition /integration charges of $22 million ($17 million net of tax, or $0.11 per share) related to the acquisition and integration of the Pinnacle assets and Cooley. The 2012 acquisition related adjustments impacting SG&A expense consist of: transaction-related expenses of $5 million, contract termination expenses of $10 million and integration related expenses of $2 million. In addition, acquisition related adjustments include amounts charged to costs of goods sold ($1 million) and restructuring charges ($3 million) that primarily relate to accelerated depreciation and employee retention. Income tax expense includes the tax benefit related to these charges, partially offset by tax on earnings distributed within certain of Beam’s foreign tax jurisdictions incurred in connection with funding a portion of the capital requirement for Cooley ($5 million);

•	Other SG&A charges of $4 million associated with our internal review with respect to our India operation;

•	Business separation costs of $14 million ($9 million net of tax, or $0.05 per share) primarily related to a $15 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands, Inc. executives in July 2012 in connection with the Separation Transactions completed in 2011;

•	Asset impairment charges of $16 million ($11 million net of tax, or $0.07 per share) related to the Larios tradename (Spain);

•	Other income benefited from a nontaxable indemnification payment of $18 million (or $0.11 per share) received from Pernod Ricard S.A. (“Pernod Ricard”) for resolution of certain tax matters for years prior to our ownership of the businesses and a nontaxable distribution from our former Maxxium investment of $2 million ($0.01 per share);

•	Income tax expense benefits of approximately $33 million (or $0.20 per share) that primarily included a $22 million net foreign tax credit related to the repatriation of current year earnings, a $17 million net benefit arising from the resolution of certain foreign and U.S. federal and state tax audit matters, and $6 million of expense primarily related to our annual reconciliation of the 2011 income tax filing to the 2011 provision for income taxes; and

•	As compared with 2011, foreign exchange translation rates and hedge results had an unfavorable $32 million impact on net sales and a favorable $9 million impact on operating income.

In 2011, our financial results included the following:

•	Business separation costs of $84 million ($68 million net of tax, or $0.43 per share) incurred in connection with the Separation Transactions, principally transaction and professional advisory fees, severance and other employee related costs;

•	Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure through the Spin-Off (October 3, 2011) of $61 million ($38 million net of tax, or $0.24 per share);

•	Acquisition related contingent consideration of $28 million ($17 million net of tax, or $0.11 per share) recorded based on the actual and forecasted performance of the Skinnygirl business, which we acquired in 2011;

•	Restructuring and other related charges of $25 million ($16 million net of tax, or $0.10 per share) primarily related to a facility consolidation and other supply chain and distribution cost reduction initiatives in North America as well as other organizational streamlining initiatives;

•	Higher net sales of $46 million and operating income of $24 million ($17 million net of tax, or $0.10 per share) related to the one-time sale of product recorded in connection with our transition to a new long-term distribution agreement in Australia;

•	A favorable impact of foreign exchange compared to 2010 of $64 million on net sales and $16 million on operating income ($11 million net of tax, or $0.07 per share);

•	Asset impairment charges of $31 million ($22 million net of tax, or $0.14 per share) related to the DYC and Larios tradenames (Spain);

•	Other income benefited from a nontaxable distribution from our Maxxium investment of $10 million ($0.06 per share) and nontaxable income tax indemnification payments of $27 million ($0.17 per share) from Pernod Ricard related to foreign tax jurisdictions for periods prior to our ownership of the businesses;

•	Loss on early extinguishment of debt of $149 million ($96 million net of tax, or $0.61 per share); and

•	Income tax expense was impacted by the tax effects of the significant items described above and the impact of tax assessments associated with the resolution of routine foreign and US income tax audit examinations, including an unfavorable $26 million related to Mexican tax audits and a favorable $19 million related to Germany tax audits.

In 2010, our financial results include the following:

•	Business separation costs of $2 million (or $0.01 per share) incurred in connection with the Separation Transactions principally for transaction and professional advisory fees;

•	Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure of $86 million ($55 million net of tax, or $0.36 per share);

•	Restructuring and other related charges of $26 million ($17 million net of tax, or $0.11 per share) primarily related to a facility consolidation and other supply chain and distribution cost reduction initiatives in North America as well as other organizational streamlining initiatives;

•	Loss on the sale of certain non-strategic brands in Germany and the Cockburn’s port brand of $16 million ($19 million net of tax, or $0.12 per share);

•	Other income benefited from nontaxable income tax indemnification payments of $37 million related to foreign tax jurisdictions for periods prior to our acquisitions of the business; and

•	Income tax expense was impacted by the tax effects of the significant items described above and a favorable $46 million related to tax assessments associated with the resolution of routine foreign and U.S. income tax audit examinations.

Business Outlook

We believe that the long-term demographic trends are favorable for the continued profitable growth of western premium spirits globally. While we estimate our global spirits market will again grow value by approximately 3% in 2013, supported by continued growth in the U.S. and emerging markets, the potential for slower growth in Western Europe and emerging economies could adversely impact trading conditions. In addition, in 2013 we expect another year of higher raw material-related costs (mostly offset by cost savings), limited opportunities to increase pricing, and year-over-year declines in our India operation through the third quarter as we reposition the business there (India comprised 2% of total 2012 net sales, and less than 2% of total 2012 operating income; see Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information). We believe that the continued management and investment focus on the best growth and return opportunities in our brand portfolio and geographic markets, including innovation, advertising and more effective routes to market, position us well for growth in 2013 and over the long term. In 2013, we also expect to benefit from the carry-over benefit of 2012 price increases, above-market growth of the bourbon category globally, our efficiency and effectiveness agenda, and from the full-year benefit of 2012 acquisitions, including cost synergies and enhanced distribution.

Please see “Forward-Looking Statements” for a discussion of certain factors that may cause our actual results to vary materially from those expected as of the date of the filing of this report.

RESULTS OF OPERATIONS

Presentation Basis and Non-GAAP Measures

Volume is measured on a nine liter equivalent unit basis. We divide ready-to-drink cases by 10 to obtain a nine liter case equivalent.

Price/mix is the number of percentage points by which the comparable net sales changes exceeds the change attributable to volume. The difference arises because of changes in the composition of sales between higher and lower priced brands or from price changes.

Comparable net sales growth rate is a non-GAAP measure that we use to evaluate our sales growth on a year-over-year basis exclusive of certain items that are not indicative of the underlying sales performance of our business. To calculate comparable net sales, our GAAP net sales growth rates are adjusted for the impact of foreign exchange, acquisitions/divestures, and the impact of transitioning in 2011 to a new manufacturing and distribution model in Australia.

In calculating comparable net sales, the acquisition/divesture impact is determined by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at adjusted prior-year revenue, we include the revenue of acquired companies and remove the revenue of divested companies for the prior-year periods comparable to the current-year periods for which the companies are included in our actual reported revenue. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

Approximately 45 percent of our business was outside the U.S during 2012. As a result, changes in foreign exchange rates can have a significant impact on our reported results of operations when translated and presented in U.S. dollars. Our discussion of results of operations by segment includes the use of “constant currency” net sales and operating income, non-GAAP measures which exclude the impact of foreign exchange translation. Management believes these measures are useful for evaluating performance, as fluctuations in exchange rates can impact the underlying year-over-year growth rates of the segments.

Comparable net sales and constant currency net sales and operating income (by segment) are measures that may not be comparable to similar measures used by other companies. These measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP.

Consolidated Results for 2012 Compared to 2011

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for 2012 as compared to 2011:

Consolidated Net Sales Growth
Net sales growth (GAAP)	7%
Foreign exchange rates (a)	1%
Acquisitions/divestitures (a)	(4)%
Australia distribution one-time sale(a)	2%

Comparable net sales growth (Non-GAAP)	6%

(a)	See “Presentation Basis and Non-GAAP Measures” above for a description of these adjustments.

GAAP net sales increased $155 million, or 7%, from $2,311 million in 2011 to $2,466 million in 2012. The 7% increase in GAAP net sales in the 2012 period was primarily due to the benefit of sales from the Pinnacle assets and Cooley (4%), which were acquired in 2012, partially offset by the impact of the 2011 one-time sale of inventory related to transitioning to our new long-term distribution agreement in Australia in 2011 (2%) and an adverse impact from foreign exchange rate fluctuations (1%), which is discussed in segments results of operations below. The increase in comparable net sales was primarily due to the impact of higher volumes (3%), favorable mix (2%), and favorable price (1%) in 2012 as compared to 2011. Higher volumes were primarily due to strong growth for Jim Beam, reflecting higher sales for Jim Beam White as well as the brand’s premium innovations such as Red Stag, Jim Beam Honey, and Devil’s Cut, in addition to comparable sales growth for our Pinnacle Vodka, Maker’s Mark, Courvoisier, and Skinnygirl brands. Favorable mix was due to the impact of innovations and premiumization on our product portfolio. The price benefit in 2012 was due to targeted price increases for certain brands and markets such as Jim Beam and Maker’s Mark in the U.S. as well as Courvoisier in Asia and Travel Retail. The comparable net sales increase of 6% was driven by net sales growth in all three of our segments as described below.

Cost of goods sold

The $40 million, or 4%, increase in cost of goods sold in 2012 was largely due to the impact of acquisitions (approximately $55 million) and increased organic sales as described above, partially offset by a year-over-year benefit from foreign currency ($30 million) and the transition to our new long-term manufacturing and distribution agreement in Australia, including the prior year impact of a one-time sale of inventory ($23 million). The impact of higher raw material-related costs and inflation (approximately $35 million) was largely offset by savings from our organizational streamlining and cost sourcing/saving initiatives. For 2013, we expect our net increases in raw material-related costs to be likely in the range of $35 million, impacted by bottling and selling bourbon that was barreled at a time when corn prices were higher four to five years ago. Gross profit percentage margin increased approximately 100 basis points in 2012 compared to 2011 largely due to the absence of the low margin one-time sale in 2011 related to our Australia distribution change described above, as well as reflecting the benefit of price/mix and accretive innovations.

Advertising and marketing expense

The $40 million increase in advertising and marketing expense in 2012 was primarily due to the expansion of successful innovations and equity building programs related to our Power Brands and Rising Stars. Advertising and marketing expense as a percentage of net sales increased from 15.5% to 16.2% in 2012.

Selling, general and administrative expense

Selling, general and administrative expense decreased $17 million in 2012, primarily due to lower Beam standalone-company costs as compared to the former Fortune Brands, Inc. corporate cost structure ($36 million), the absence of $28 million of acquisition-related charges that were incurred in the prior-year period in connection with contingent consideration related to the Skinnygirl acquisition, and a favorable foreign currency impact ($5 million). These benefits in 2012 were partially offset by inflation and increased selling costs to drive higher sales, acquisition and integration-related costs of $17 million (contract termination expenses of $10 million, transaction-related expenses of $5 million, and integration related expenses of $2 million) in connection with the acquisition of the Pinnacle assets and Cooley as well as approximately $4 million of charges associated with our internal investigation with respect to our India operations. Refer to Note 21, Segment Information, to our financial statements included in this report for more information on estimating standalone corporate cost structure.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

	2012		2011		Favorable (Unfavorable) change
($ in millions)	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	1,027.5	41.7%	987.8	42.7%	(39.7)	(4.0)%	100
Advertising and marketing expense	398.7	16.2%	358.7	15.5%	(40.0)	(11.2)%	(70)
Selling, general, and administrative expense	412.9	16.7%	430.0	18.6%	17.1	4.0%	190

Business separation costs

We recorded $14 million and $84 million of business separation costs in the years ended December 31, 2012 and 2011, respectively. Business separation costs in 2012 primarily consist of a $15 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions. Business separation costs in 2011 consisted of $44 million of financial, legal, and other advisory fees related to the Separation Transactions, as well as $40 million of employee-related costs primarily related to termination benefits.

Restructuring charges

In 2012, restructuring charges of $4 million primarily related to the relocation of certain U.S. finance and human resource shared services from our Deerfield headquarters to Kentucky and the ongoing integration of the Pinnacle assets, which includes our plans to move Pinnacle bottling operations from Maine to our existing facilities in Kentucky in early 2014. In 2011, restructuring charges of $8 million primarily related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives. The Company employed lean techniques throughout the organization to meet its goal of achieving 1-2% annual improvement before inflation in our total cost of goods sold and selling, general and administrative expenses.

We expect that future cash charges related to the integration of the Pinnacle assets to be approximately $5 million. Actual costs may vary from these estimates depending on the timing and extent of the initiatives we implement and other factors.

Asset impairment charges

In 2012, we recorded an impairment charge of $16 million to reduce the Larios tradename to an estimated fair value of $55 million. The impairment was primarily due to lower projected future revenue for this brand as compared to the projected revenues estimated during the impairment test conducted during the fourth quarter of 2011. Factors that contributed to lower revenue projections included a comparison of actual results for 2012 against our 2012 outlook, continued economic challenges in the Spanish market, and the current competitive outlook within the spirits category in which the tradename competes, among other factors.

In 2011, we recorded a non-cash impairment charge of $31 million to reduce the DYC and Larios tradenames to their estimated fair value in December 2011. The asset impairments were due to the combined effect of the economic downturn on sales in key geographic markets (principally Spain), as well as the effect of substantially higher interest rates.

Refer to “Critical Accounting Policies and Estimates – Intangible Assets” below, Note 12, Goodwill and Other Intangible Assets, and Note 15, Fair Value Measurements, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information.

Operating income

Operating income increased $180 million, or 46%, from $396 million in 2011 to $576 million in 2012. The increase in operating income was primarily due to lower business separation, acquisition, and restructuring and other charges/gains (collectively, approximately $93 million), lower Beam corporate cost structure as compared to the Fortune Brands, Inc. cost structure ($36 million), lower intangible asset impairment charges ($15 million) and increased gross profit ($115 million) from higher sales, which were driven by volume, mix, and price as described above. The increase in operating income in 2012 was also due to a $9 million favorable impact from changes in foreign currency rates and related hedge impacts. These benefits were partially offset by increases in advertising and marketing and selling, general and administrative expenses (excluding the Fortune Brands cost structure impact and other charges/gains noted above) and the absence of $24 million of gross profit from the one-time sale of inventory related to our Australia distribution change in 2011.

Interest expense

Interest expense decreased $8 million, or 7%, from $117 million in 2011 to $109 million in 2012 due to lower average borrowings, principally due to debt reduction of approximately $2.3 billion during 2011 related to the Separation Transactions as well as additional debt reductions from scheduled debt payments that were made in 2011. New borrowings of $600 million in May 2012, which were used to fund the acquisition of the Pinnacle assets, partially offset this benefit.

Loss on early extinguishment of debt

The loss on early extinguishment of debt of $149 million in 2011 consists of $155 million of purchase premiums and $7 million of accelerated unamortized debt issuance costs, partially offset by $13 million attributed to the amortization/write-off of deferred gains on terminated interest rate swaps related to the extinguished debt. Refer to the section “Liquidity and Capital Resources” below for additional information regarding the reduction of debt during 2011.

Other income

Other income decreased $5 million, or 13%, from $40 million in 2011 to $35 million in 2012. The change from 2011 to 2012 was primarily due to lower nontaxable indemnification payments received from Pernod Ricard related to the settlement of tax matters ($8 million) and lower distributions related to the wind down of our Maxxium joint venture investment ($8 million), partially offset by an increase in equity income related to our international distribution joint ventures with The Edrington Group ($5 million) and higher foreign currency transaction gains ($4 million).

Income taxes

The effective income tax rates for 2012 and 2011 were 20.7% and 21.3%, respectively. Several significant items impacted the comparability of our effective rates between 2012 and 2011. The effective tax rate in 2012 was favorably impacted primarily by net foreign tax credits ($22 million), tax benefits recorded in 2012 as a result of final audit settlements and the expiration of foreign jurisdiction income tax review periods ($17 million), and $7 million of expense related to the correction of prior year items. The effective tax rate in 2011 was favorably impacted by the tax-free treatment of indemnification income received in connection with a settlement of a Mexican income tax audit and the resolution of a German tax audit, partially offset by the impact of non-deductible business separation costs and a tax assessment related to the settlement of a Mexican income tax audit. See Note 9, Income Taxes, to our financial statements included in this report for additional information relating to foreign audit settlements, related indemnification payments, and other factors impacting our effective tax rate as compared to the U.S. federal statutory rate.

Loss (income) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, of $16 million in 2012 is primarily related to an increase in estimated tax indemnification liabilities associated with the disposed Golf business and an increase to an environmental liability ($4 million net of tax) related to a discontinued operation not included in the Separation Transactions, partially offset by a net tax benefit related to these charges and certain other tax matters. Income from discontinued operations, net of tax, of $782 million in 2011 is primarily due to a $687 million gain on the sale of the Golf business and income from our former Golf and Home & Security businesses generated prior to disposition. See Note 3, Discontinued Operations, to our financial statements included in this report for additional information.

Segment Results for 2012 Compared to 2011

We evaluate our segment net sales and operating income excluding certain items considered by management to be unusual or infrequent in nature and not indicative of the segments’ underlying operating performance. Consequently, segment results presented in accordance with GAAP exclude these items.

The following table sets forth net sales and operating income by operating segment for 2012 and 2011 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency (a)
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
Net Sales
North America	$1,450.6	$1,271.5	14.1%	$1,455.9	14.5%
EMEA	512.7	505.9	1.3%	541.1	7.0%
APSA	502.6	487.4	3.1%	501.1	2.8%

Segment net sales	2,465.9	2,264.8	8.9%	2,498.1	10.3%
Australia distribution one-time sale	—	46.3		—	n/m
Foreign exchange	—	—		(32.2)	n/m

Net sales	$2,465.9	$2,311.1	6.7%	$2,465.9	6.7%

				Non-GAAP Constant Currency (a)
	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
Operating Income
North America	$393.5	$360.9	9.0%	$389.9	8.0%
EMEA	123.6	120.3	2.7%	128.9	7.1%
APSA	114.8	91.0	26.2%	104.2	14.5%

Segment operating income	631.9	572.2	10.4%	623.0	8.9%
Deduct:
Foreign exchange	—	—		(8.9)
Business separation costs (Note 6)	13.8	83.8		13.8
Restructuring charges (Note 7)	4.3	7.7		4.3
Asset impairment charges (Note 12)	15.6	31.3		15.6
Other charges (Note 7)	22.3	17.9		22.3
Unallocated corporate costs (Note 21)	—	36.0		—

Operating income	$575.9	$395.5	45.6%	$575.9	45.6%

(a)	The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In the following discussion, we refer to sales presented on this basis as “comparable net sales.” Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for 2012 as compared to 2011.

	North America	EMEA	APSA
Net sales growth (GAAP)	14%	1%	3%
Foreign exchange rates (a)	—	6%	—
Acquisitions/divestitures (a)	(7)%	(2)%	—
Australia distribution margin structure (a)	—	—	2%

Comparable net sales growth (Non-GAAP)	7%	5%	5%

(a)	See “Presentation Basis and Non-GAAP Measures” above for a description of these adjustments.

North America

As compared with 2011, North America net sales increased 14% on a GAAP basis and 15% on a constancy currency basis in 2012. Further adjusting constant currency net sales for the impact of acquisitions/divestitures, North America’s comparable net sales increased 7% in 2012. The acquisition impact (7%) was due to the acquisition of the Pinnacle assets and Cooley, which were acquired in May 2012 and January 2012, respectively. The comparable net sales increase was due to higher organic volumes (4%) as well as favorable price/mix (3%). The largest contributors to organic volume growth were increased demand for bourbon brands and the expansion of the Pinnacle brand. In addition, innovations helped drive both volume and price/mix benefits. These innovations included new Jim Beam Red Stag flavors, extensions of the Skinnygirl family of products including vodka and wine, and a new Pinnacle vodka flavor, as well as Knob Creek Rye. Geographically, the U.S., Canada, and Mexico contributed to comparable net sales growth.

As compared with 2011, North America operating income increased $33 million, or 9%, on a GAAP basis and 8% on a constant currency basis in 2012. Constant currency operating income increased principally from increased gross profit from higher net sales and operating leverage, partially offset by a significant increase in advertising and marketing expense.

Europe/Middle East/Africa

As compared with 2011, EMEA net sales increased 1% on a GAAP basis and 7% on a constancy currency basis in 2012. The negative foreign currency exchange impact on our GAAP results was primarily due to decreases in the Euro exchange rate relative to the U.S. dollar. Further adjusting constant currency net sales for the impact of acquisitions/divestures, EMEA’s comparable net sales increased 5% in 2012. The acquisition impact (2%) was due to the Cooley acquisition in January 2012. The comparable net sales increase was due to favorable price/mix (3%) and higher organic volumes (2%) The price/mix benefit primarily related to Jim Beam, Courvoisier, and Laphroaig. Volume growth across EMEA was primarily due to the Jim Beam family of products as well as Courvoisier, partially offset by declines related to certain of our Spanish Value Creator brands. Comparable net sales growth was primarily due to increased sales in markets such as Germany, Russia, and Travel Retail, which more than offset the adverse impacts of economically challenged markets, particularly Spain, where the value of the spirits market declined at a mid-to-high single-digit rate.

As compared to 2011, EMEA operating income increased $3 million, or 3%, on a GAAP basis and 7% on a constant currency basis in 2012. The negative foreign currency exchange impact on our GAAP results was primarily due to decreases in the Euro exchange rate relative to the U.S. dollar. Constant currency operating income benefited from increased gross profit from higher net sales, as discussed above, a reversal of a non-income tax accrual for a closed review period, and a reduction in bad debt expense, partially offset by an increase in advertising and marketing expense.

Asia-Pacific/South America

As compared with 2011, APSA net sales increased 3% on both a GAAP basis and constant currency basis. Further adjusting constant currency net sales for the impact of the Australia distribution margin structure change in 2011 (2%), APSA comparable net sales increased 5% in 2012. APSA comparable net sales growth was due to higher organic volumes (4%) and a price/mix benefit (1%). Higher volume was driven by growth in Jim Beam, Courvoisier, Canadian Club, and Teacher’s. Volume benefited from innovations partially offset by decreased sales of Value Creators. Price/mix also benefited from the strength of our Power Brands. Volume growth was primarily due to increased sales in markets such Australia, China, Brazil, and North Asia.

As compared with 2011, APSA operating income increased $24 million, or 26%, on a GAAP basis and 15% on a constant currency basis in 2012. The difference between GAAP and constant currency operating income growth rates (11%) was primary due to Australia. Constant currency operating income benefited from increased gross profit due to higher sales and enhanced routes to market in China and Southeast Asia.

In India, the ongoing conduct of our internal investigation and implementation of remedial measures have had, and will likely continue to have over the near term, a disruptive effect. We anticipate that year-over-year growth rates in APSA will be adversely impacted through the third quarter of 2013 as a result. Refer to Note 18, Commitments and Contingencies, to our financial statements included in this report for additional information.

Consolidated Results for 2011 Compared to 2010

Net sales

Net sales increased $216 million, or 10%, from $2.1 billion in 2010 to $2.3 billion in 2011. The increase in net sales was driven by an increase in volume of 3% as well as favorable product mix of 5%. Our Power Brands and Rising Stars brands grew 12% and 52%, respectively, reflecting strong growth at the premium end of our portfolio, achieved through a significant increase in advertising and marketing expense behind these brands as well as innovation in 2011. The remaining increase in net sales is attributed to favorable foreign currency exchange of 3% and the impact of a one-time sale of inventory related to transitioning to our new long-term distribution agreement in Australia of 2%, partially offset by the combination of the ongoing impact of our Australia distributor agreement and the net impact of acquisitions and divestitures (primarily due to the sale of non-strategic German spirits brands and inventories and the Cockburn’s port business in 2010) of 3%. In 2011, we transitioned from an agency agreement to a manufacturing and distribution agreement in Australia. Under the new agreement, our net sales are lower as our distributor is now responsible for and incurs distribution and selling costs that were previously incurred by Beam.

Cost of goods sold

Cost of goods sold increased $123 million, or 14%, from $865 million in 2010 to $988 million in 2011. Cost of goods sold increased 10% primarily due to higher sales, start-up costs associated with new products, an increase in commodities (including corn, rye and other grains) and other raw material costs of approximately $20 million, partially offset by the favorable impact of our productivity initiatives achieved under our “Fuel Our Growth” strategy. The remaining increase in cost of goods sold is primarily attributed to the unfavorable impact of foreign currency translation (approximately $34 million), the impact of a one-time sale of inventory related to transitioning to our new long-term distribution agreement in Australia (net of the ongoing impact of the Australia agreement), and $10 million of higher charges in 2011 versus 2010, partially offset by the above mentioned net impact of acquisition and divestitures.

Advertising and marketing expense

Advertising and marketing expense increased $51 million, or 17%, from $308 million in 2010 to $359 million in 2011. We substantially increased advertising and marketing expense in the year to build and enhance our core brand equities, principally our Power Brands and Rising Stars, drive net sales growth in the year and position our brands for long-term growth. We increased advertising and marketing expense across all segments, principally North America and Asia-Pacific/South America.

Selling, general and administrative expense

Selling, general and administrative expense increased $14 million, or 3%, from $416 million in 2010 to $430 million in 2011. Increased strategic investments in new product development to support innovation initiatives, higher variable selling costs in North America resulting from strong sales growth (particularly in the U.S.), and selling and administrative costs in APSA incurred to build infrastructure regionally and within our key emerging markets increased selling, general and administrative expense, collectively, by approximately 7%. These higher costs were partially offset by the favorable impact of lower Fortune Brands, Inc. corporate overhead.

In 2011, selling, general and administrative expenses included corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure through the Spin-Off (October 3, 2011) of approximately $61 million as compared to approximately $86 million for 2010, a decrease of $25 million, which was partially offset by incremental corporate costs we incurred in the fourth quarter of 2011. Selling, general and administrative expense for 2011 also included acquisition-related contingent consideration of $28 million based on the actual and forecasted performance of the acquired business. Selling expenses under our new manufacturing and distribution agreement in Australia decreased in 2011, because our distributor is responsible for selling costs under the new agreement. In addition, other charges included in selling, general and administrative expense decreased by $6 million from 2010.

Business separation costs

Business separation costs incurred in connection with the Separation Transactions were $84 million and $2 million in the years ended December 31, 2011 and 2010, respectively. Business separation costs for 2011 consisted of $44 million of financial, legal and other separation-related advisory fees, as well as $40 million of employee-related costs primarily related to termination benefits and incremental stock-based compensation expense incurred as a result of the modification of certain outstanding Fortune Brands, Inc. equity awards in anticipation of the conversion of these awards to Beam and Home & Security equity awards. Business separation costs of $2 million in 2010 principally related to transaction and professional advisory fees incurred in connection with the Separation Transactions.

Restructuring charges

In 2011, restructuring charges of $8 million related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives. We completed a significant supply-chain initiative towards the end of 2011 with the consolidation of our U.S. bottling facilities into our expanded operations and center of excellence in Frankfort, Kentucky. In 2010, restructuring charges of $15 million related to organizational streamlining initiatives.

Asset impairment charges

We recorded a non-cash impairment charge of $31 million to reduce the DYC and Larios tradenames to their estimated fair value in December 2011. The asset impairments were due to the combined effect of the economic downturn on sales in key geographic markets (principally Spain), as well as the effect of substantially higher interest rates. Refer to “Critical Accounting Policies and Estimates – Intangible Assets” below and Note 12, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information. There were no asset impairment charges in 2010.

Loss on sale of brands and related assets

In December 2010, we sold the Cockburn’s port brand and related U.S., U.K. and Portugal inventory. In connection with the sale, we recorded a pre-tax loss of $7 million ($7 million after tax). In August 2010, we sold certain non-strategic German spirits brands and related assets. In connection with the sale, we recorded a pre-tax loss of $9 million ($12 million after tax).

Operating income

Operating income decreased $61 million, or 13%, from $456 million in 2010 to $396 million in 2011. Our consolidated operating income was significantly impacted by several unusual items described above, including business separation costs ($84 million), asset impairment charges ($31 million) and contingent consideration for a business acquisition ($25 million), partially offset by the one-time benefit of the sale of product under our new Australia distribution agreement ($24 million). The unfavorable increase in unusual costs was also partially offset by favorable foreign currency impacts ($16 million), lower Fortune Brands, Inc. corporate costs in 2011 as compared to 2010 ($25 million) as a result of the Spin-Off occurring at the start of fourth quarter of 2011 and the absence of a loss on sale of non-strategic brands in 2010 of $16 million.

Interest expense

Interest expense decreased $26 million, or 18%, primarily due to lower average borrowings, as well as lower average interest rates. We reduced our outstanding debt by approximately $2.3 billion during 2011. Refer to the section “Liquidity and Capital Resources” below for additional information regarding the reduction of debt during 2011.

Loss on early extinguishment of debt

The loss on early extinguishment of debt of $149 million consists of $155 million of purchase premiums and $7 million of accelerated unamortized debt issuance costs, partially offset by $13 million attributed to the amortization/write-off of deferred gains on terminated interest rate swaps related to the extinguished debt. Refer to the section “Liquidity and Capital Resources” below for additional information regarding the reduction of debt during 2011.

Other income

Other income increased $7 million, or 22%, from $33 million in 2010 to $40 million in 2011. In 2011, we recognized income of $26 million upon receipt of tax indemnification payments from Pernod Ricard in connection with Mexican income tax audit settlements and $10 million related to a distribution from the wind down of our Maxxium joint venture investment. In 2010, we recognized income of $37 million upon receipt of tax indemnification payments from Pernod Ricard in connection with Spanish income tax audit settlements. Other income also includes non-operating (income) expense, such as interest income, transaction gains and losses related to foreign currency denominated transactions as well as equity (income) and expense.

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

Income from discontinued operations

Income from discontinued operations, net of tax, was $782 million in 2011 compared to $187 million in 2010, reflecting the discontinued operations of both our former Golf business and former Home & Security business. During 2011, we recorded a gain of $687 million on the sale of the Golf business.

Segment Results for 2011 Compared to 2010

The following table sets forth net sales and operating income by operating segment for 2011 and 2010 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency (a)
Net Sales	2011	2010	% Change Reported	2011 Adjusted Amount	% Change Adjusted
North America	$1,271.5	$1,161.8	9.4%	$1,266.3	9.0%
EMEA	505.9	477.8	5.9%	483.9	1.3%
APSA	487.4	455.3	7.1%	450.6	(1.0)%

Segment net sales	2,264.8	2,094.9	8.1%	2,200.8	5.1%

Australia distribution one-time sale	46.3	—		46.3	n/m
Foreign exchange	—	—		64.0	n/m

Net sales	$2,311.1	$2,094.9	10.3%	$2,311.1	10.3%

				Non-GAAP Constant Currency (a)
Operating Income	2011	2010	% Change Reported	2011 Adjusted Amount	% Change Adjusted
North America	$360.9	$359.8	0.3%	$363.1	0.9%
EMEA	120.3	98.7	21.9%	111.1	12.6%
APSA	91.0	93.8	(3.0)%	82.5	(12.0)%

Segment operating income	572.2	552.3	3.6%	556.7	0.8%

Foreign exchange	—	—		(15.5)
Business separation costs (Note 6)	83.8	2.3		83.8
Restructuring charges (Note 7)	7.7	15.4		7.7
Asset impairment charges (Note 12)	31.3	—		31.3
Loss on the sale of brands and related assets (Note 3)	—	16.0		—
Other charges (Note 7)	17.9	10.5		17.9
Unallocated corporate costs (Note 21)	36.0	51.9		36.0

Operating income	$395.5	$456.2	(13.3)%	$395.5	(13.3)%

(a)	The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

Segment net sales and operating income in the following discussion are stated excluding the impact of foreign exchange translation and related hedging impacts.

North America

North America net sales increased $105 million or 9% from $1.2 billion in 2010 to $1.3 billion in 2011. Favorable product mix and increased volume each contributed roughly equally to year-over-year sales growth. Net sales volume and product mix benefited from new product innovations, such as Pucker Flavored Vodka, Jim Beam Devil’s Cut and Red Stag, as well as the acquisition and growth of the

Skinnygirl ready-to-drink cocktail brand in addition to strength in our Power Brands and Rising Stars brands. By geographic market, sales increases in the U.S. and Canada were partially offset by a decrease in Mexico driven by a transition to a new distributor in the fourth quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital increased to 35.2% at December 31, 2012 from 32.0% at December 31, 2011, primarily due to an increase in outstanding debt (discussed below), partially offset by higher equity resulting from 2012 net income, proceeds from stock option exercises, and changes in foreign currency exchange rates.

In May 2012, we issued $300 million aggregate principal amount of 1.875% Notes due 2017 (the “2017 Notes”) and $300 million aggregate principal amount of 3.250% Notes due 2022 (the “2022 Notes” and, together with the 2017 Notes, the “Notes”). Net proceeds were used to finance the acquisition of the Pinnacle assets on May 31, 2012.

The 2017 Notes will mature on May 15, 2017 and bear interest at a fixed rate of 1.875% per annum. The 2022 Notes will mature on May 15, 2022 and bear interest at a fixed rate of 3.250% per annum. The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

In December 2011, we executed a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes. As of December 31, 2012, there were no amounts outstanding under the Credit Agreement. The Company may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate.

As of December 31, 2012, we had total cash and cash equivalents of $366 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. The permanent repatriation of non-U.S. cash balances from certain subsidiaries where we have indefinitely reinvested such earnings could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested. However, we currently do not expect a repatriation of this nature and we believe that we are able to maintain required liquidity due to the following:

•

We manage our global cash requirements considering (i) operating cash flows generated by our domestic operations and available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

•

Should we require additional funding in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. We believe that our access to the debt markets, including access to our committed revolving credit facility ($750 million), is a viable alternative to repatriation of indefinitely reinvested foreign earnings that would be subject to additional U.S. tax expense. These actions could result in higher effective tax rates, increased interest expense, and dilution of our earnings.

We have an investment grade credit rating from three credit rating agencies. We believe that our cash from operations, Credit Agreement and other sources of liquidity will be sufficient to fund current operations, service outstanding indebtedness and pay dividends.

In January 2013, we repaid, upon maturity, the remaining principal of our €219 million ($297 million) 4% notes primarily with existing cash and supplemented with short-term borrowings.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2012, 2011, and 2010 (in millions). Operating, investing, and financing cash flows presented include the cash flows related to discontinued operations (i.e., we have not recast our statement of cash flows to remove cash activity related to the discontinued operations). The line item “Change in cash included in assets of discontinued operations” represents the net change in specifically identifiable cash accounts of the discontinued operations.

	2012	2011	2010
Net cash provided by operating activities	$378.2	$454.5	$770.6
Net cash (used in) provided by investing activities	(802.1)	918.2	(73.0)
Net cash provided by (used in) financing activities	564.2	(2,002.5)	(248.5)
Effect of foreign exchange rate changes on cash	7.1	(16.6)	(1.6)
Change in cash included in assets of discontinued operations	—	53.2	(0.8)

Net increase (decrease) in cash and cash equivalents	$147.4	$(593.2)	$446.7

Operating Activities

Net cash provided by operating activities was $378 million in 2012 compared to $455 million in 2011. Operating cash flow was lower in the 2012 period due to a decrease in cash provided by the Golf business (which was sold in July 2011) and the Home & Security business (which was spun-off in October 2011) and increased expenditures to produce and store aging spirits inventory to support future growth, partially offset by a net benefit associated with the timing and amount of certain working capital items.

Operating cash flows for 2012 included approximately $85 million of cash outflows related to discontinued operations and liabilities related to the Separation Transactions completed in 2011, primarily consisting of incentive compensation, severance and pension benefits for former Fortune Brands executives, indemnity payments related to tax matters, and settlement of a legal matter.

Net cash provided by operating activities was $455 million in 2011 compared to $771 million in 2010. The decrease of $316 million was primarily due to a decrease in cash provided by the Golf business (which was sold in July 2011) and the Home & Security business (which was spun-off in October 2011), and higher cash payments related to business separation costs.

Investing Activities

Net cash used in investing activities was $802 million in 2012 as compared to cash provided by investing activities of $918 million in 2011. The net cash used in 2012 was primarily due to cash used for the acquisitions of the Pinnacle assets and the Cooley business totaling $685 million, while the net cash provided in 2011 was primarily due to proceeds of $1.3 billion from the sale of our Golf business. Capital expenditures were $137 million in 2012 and were primarily related to the purchase of new oak barrels required to produce bourbon, the completion of our new Global Innovation Center and American Stillhouse visitors center in Kentucky, warehouse capacity expansion at Maker’s Mark, capacity expansion to support future growth in bourbon, scotch, and cognac, and capitalized software additions. Capital expenditures in 2011 included capital expenditures from the continuing Beam business of approximately $166 million.

Net cash provided by investing activities was $918 million in 2011 compared to $73 million of net cash used in investing activities in 2010. The increase of $991 million was primarily due to higher net proceeds received in 2011 from the sale of assets, including net proceeds of $1.3 billion from the sale of the Golf business. Partially offsetting this increase was $116 million of cash transferred to Home & Security in connection with the Spin-Off and net cash used in 2011 for acquisitions of $46 million. Capital expenditures were $219 million in 2011, of which $166 million related to continuing operations.

Financing Activities

Net cash provided by financing activities was $564 million in 2012 as compared to $2,003 million of net cash used in 2011. Cash proceeds of $593 million were received in the 2012 period from the issuance of long-term debt to fund the acquisition of the Pinnacle assets. Net cash outflows of $1.9 billion in the 2011 period related to the repayment of outstanding long-term debt, which was primarily due to the 2011 Separation Transactions, partially offset by a $500 million dividend received from Home & Security in connection with the Spin-Off (as discussed below).

Net cash used in financing activities was $2,003 million in 2011 compared to $249 million in 2010. The increase of $1,754 million was primarily due to higher repayments of debt of $2.3 billion primarily related to the Separation Transactions. Partially offsetting the cash used to repay debt was a $500 million dividend received from Home & Security in connection with the Spin-Off (reflected in “Issuance of debt” in the Consolidated Statement of Cash Flows). Immediately prior to the effective time of the Spin-Off, we received debt proceeds of $500 million from short-term debt financing that was issued by Home & Security and guaranteed by the Company prior to the debt being refinanced with a long-term Home & Security debt issuance after the Spin-Off. Also partially offsetting the increase in cash used in financing activities were higher proceeds from the exercise of stock options.

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

On January 25, 2013, we announced that our board of directors approved a 10% increase in the dividend on our common stock. Beginning with the payment on March 1, 2013, the dividend will increase 8 cents per share to an annual rate of $0.90 (payable 22.5 cents per quarter) from $0.82 per share (20.5 cents per quarter). We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors.”

On November 20, 2012, we completed the previously announced redemption of all outstanding shares (49,590 shares) of our $2.67 Convertible Preferred Stock that had not been converted in accordance with their terms into shares of our common stock. As a result of such redemption, there are no longer any issued and outstanding shares of our $2.67 Convertible Preferred Stock. Pursuant to the redemption, stockholders received an aggregate redemption price of $31.02 ($30.50 per share plus accrued and unpaid dividends of $0.52 per share) for each share redeemed.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $456 million and $386 million as of December 31, 2012 and 2011, respectively, and are recorded at their stated amount less allowances for doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $14 million and $10 million as of December 31, 2012 and 2011, respectively. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions and other factors may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at December 31, 2012 was $6 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We were not required to make any contributions in 2012 to comply with U.S. minimum funding requirements. In July 2012, we paid approximately $29 million for the distribution of pension benefits to certain Fortune Brands executives due to their departures from the Company at the end of 2011 in connection with the Separation Transactions. We are not required to make any contributions in 2013 to comply with U.S. minimum funding requirements based on current assumptions as of December 31, 2012. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by law with respect to the pension plans, including under the Pension Protection Act of 2006. As of December 31, 2012, the fair value of our total pension plan assets was $354 million, representing 74% of the accumulated benefit obligation liability.

Guarantees and Commitments

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $25.6 million, of which our guarantee exposure was $23.1 million based on facilities utilized at December 31, 2012. The Company has not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $50 million and $40 million as of December 31, 2012 and 2011, respectively; at December 31, 2012, approximately $20 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our consolidated balance sheet. The change in the liability amount is primarily due to increased obligations related to state and foreign income taxes indemnified under the agreement, and offset by our payment of a portion of the estimated obligation. Our actual obligation may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Contractual Obligations and Other Commercial Commitments

The following table and discussion present our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2012 (in millions).

	Payments Due by Period as of December 31, 2012
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(a)
Short-term borrowings	$8.1	$8.1	$—	$—	$—
Long-term debt(b)	2,481.9	469.3	339.6	700.0	973.0
Operating leases	71.5	15.5	20.5	16.8	18.7
Interest payments on long-term debt	1,020.7	123.2	174.5	128.6	594.4
Purchase obligations(c)	277.4	144.3	90.6	36.9	5.6
Pension and postretirement contributions(d)	6.3	6.3	—	—	—

Total	$3,865.9	$766.7	$625.2	$882.3	$1,591.7

(a)	Total contractual obligations do not include income taxes payable or long-term income taxes payable for uncertain tax positions. We are unable to reasonably estimate the timing of future payments related to uncertain tax positions. Refer to Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information on uncertain tax positions.
(b)	Future payments for long-term debt exclude deferred gains related to interest rate swaps that are recorded in long-term debt.
(c)	Purchase obligations include: contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.
(d)	Minimum required pension and postretirement contributions cannot be determined beyond 2013.

Recently Issued Accounting Standards

The information required by this Item is provided in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K and is hereby incorporated herein by reference.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates, and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the policies discussed below are the Company’s critical accounting policies, as they include the more significant, subjective, and complex judgments and estimates made when preparing our consolidated financial statements.

Customer Program Costs

We provide a variety of sales incentives to promote sales and to maintain competitive pricing. Incentive programs that are primarily intended for our distributors to maintain competitive pricing are recorded as a reduction in net sales. Additional types of incentive programs that we utilize include:

Volume-Based Incentives. These incentives typically involve rebates or refunds of a specified amount of cash only if the distributor reaches a specified level of sales. Net sales are reduced by the estimated amount of volume-based incentives expected to be earned by our customers. Estimates are based on expectations of distributors achieving contractual volume targets and the payouts associated with those targets.

Cooperative Advertising. Under these arrangements, we reimburse our distributors for a portion of the costs incurred by the distributors to advertise and promote certain of our products. We generally recognize the cost of cooperative advertising programs in a manner consistent with our advertising cost policy, which is described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report. These incentives, which are typically utilized in certain non-U.S. markets, are typically classified as advertising and marketing expense.

Income Taxes

We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized. We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to indefinitely reinvest.

We record liabilities for uncertain income tax positions based on a two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform a second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in our results of operations and financial position in the period in which such changes occur.

Inventories

We record inventory on the first-in, first-out (“FIFO”) method. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Maturing spirits inventory includes costs of production such as warehousing and insurance. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage, and specific identification of items, such as product discontinuance, material changes, or regulatory-related changes.

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter and more frequently if circumstances warrant. Our reporting units are our operating segments.

We initially perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of our qualitative assessment completed as of December 31, 2012 and 2011, we concluded our goodwill was not impaired.

If our qualitative test indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform an additional two-step impairment test: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of the reporting unit in total, and comparing that amount with the carrying amount of goodwill. Based on our estimates of fair value for each of our reporting units as of December 31, 2012, we believe there are no reporting units for which a decline in fair value of 10% could trigger an impairment of goodwill.

Intangible Assets

We amortize purchased intangible assets other than goodwill over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and projected tradename performance, consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Similar to our impairment testing for goodwill, we initially perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived tradename is less than its carrying amount. If our qualitative test indicates that it is more likely than not that the fair of an indefinite-lived tradename is less than its carrying amount, we then compare the carrying value of the indefinite-lived tradename to its fair value. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

In connection with our annual impairment tests of indefinite-lived tradenames, in 2012, we recorded a $15.6 million impairment charge related to the Larios tradename, and in 2011, we recorded a $31.3 million impairment related to the DYC and Larios tradenames (refer to Note 12, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information). As of December 31, 2012 (after the impairment charge), the Larios tradename had a carrying value of $54.7 million. We also reassessed the remaining life of the Larios tradename and concluded it was no longer indefinite. As of December 31, 2012, we reclassified the Larios tradename to a definite-lived asset with an estimated remaining life of 30 years, based on our expectations of the brand’s contributions to our future cash flows considering factors such as current long-term market outlook, plans for ongoing tradename support and promotion, strength of the brand, strength of the brand category in which the brand competes, among other factors. As of December 31, 2012, we had one indefinite-lived tradename (DYC) with a carrying value of approximately $90 million, for which a 10% reduction in fair value would trigger an impairment. The significant estimates and assumptions that influence the fair value of our tradenames include the expected branded product sales included in our operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal revenue growth rates, and the weighted average cost of capital.

Pension and Postretirement Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment, and health care benefits. Various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates are utilized to recognize expense and obligations associated with these plans. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets to calculate pension costs, recognizing each year’s asset gains or losses over a five-year period. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is generally comprised of high quality bonds specific to the country of the plan.

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses, if outside a specified corridor, are amortized over future periods and, therefore, generally affect our recognized expense in future periods. Amounts are recognized as a component of net expense over approximately 25 years and 13 years for the U.S. plans and non-U.S. plans, respectively. The amortization period for actuarial losses is much longer for the U.S. plans as compared to the non-U.S. plans because for the U.S. plans we amortize losses over the estimated life of the participant rather than the service period because benefits under most of our U.S. plans have been frozen. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience; however, differences in actual experience or changes in the assumptions may materially affect our business, results of operations, cash flows and financial condition.

The unfunded status of our U.S. pension plans decreased approximately $11 million in 2012 primarily due to plan asset returns and settlement of obligations related to certain former Fortune Brands executives, partially offset by interest cost and actuarial losses, which were partly attributable to a decrease in the assumed discount rate. See Note 17, Pension and Other Postretirement Benefits, of the Notes to the Consolidated Financial Statements in Item 8 of this report for more information related to plan assets, obligations, and assumptions.

A hypothetical 25 basis point increase/decrease to the assumed weighted-average discount rate used in the actuarial valuation of our pension plan obligation at December 31, 2012 would decrease/increase estimated pre-tax annual 2013 expense by approximately $0.3 million. A hypothetical 25 basis point increase/decrease to the assumed weighted-average long-term rate of return on plan assets used in the actuarial valuation of our pension plan obligation at December 31, 2012 would decrease/increase estimated pre-tax annual 2013 expense by approximately $0.8 million.

Refer to Note 17, Pension and Other Postretirement Benefits, of the Notes to the Consolidated Financial Statements in Item 8 of this report for more information on our pension plans and the impact of a 1% increase/decrease in the health care cost trend rate on expense related to our other postretirement benefit plan obligation and expense.

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

See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8 to this Form 10-K.

Environmental Matters

We are subject to federal and state laws and regulations relating to the protection of the environment, including regulations related to remediating hazardous wastes. At December 31, 2012 and 2011, environmental accruals amounted to $15.0 million and $8.6 million, respectively, and are included in non-current liabilities on our consolidated balance sheet. Our liabilities for remediation obligations are based on undiscounted future cash flows. During the fourth quarter of 2012, we increased our estimated liability to reflect a revised remediation plan for a site related to a discontinued operation. The revision to the remediation plan was made to increase the certainty of completing the required remediation. The expense associated with the increase in our estimated liability was recorded to “(Loss) income from discontinued operations, net of tax” on our consolidated statement of income.

It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that we may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. We believe that the cost of complying with the present environmental protection laws will not have a material adverse effect on our results of operations, cash flows, or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates. We may also enter into financial instruments to manage and reduce the impact of changes in commodity prices. The counterparties are major financial institutions.

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During 2012, we entered into fixed-to-floating interest rate swaps with an aggregate notional amount of $200 million. These swap agreements hedge changes in the fair value of a portion of our fixed-rate debt that result from changes in interest rates. Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreements are designated as fair value hedges. During the third quarter of 2011, we terminated all of our interest rate swaps outstanding at the time with a notional amount of $900 million in conjunction with planned debt retirements (see Note 13, Debt, of the Notes to the Consolidated Financial Statements in Item 8 of this report). These swap agreements hedged changes in the fair value of a portion of our fixed rate debt that resulted from changes in interest rates. The swap agreements were designated and classified as fair value hedges.

The fair market value of long-term fixed interest rate debt is impacted by interest rate risk and credit risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt (including current portion) at December 31, 2012 and 2011 was approximately $2,706.5 million and $2,015.4 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers with respect to interest rates considering credit ratings and the remaining terms to maturity. A hypothetical 10% increase from prevailing interest rates would have resulted in a decrease in fair value of our fixed interest rate debt by $39.1 million and $73.9 million at December 31, 2012 and 2011, respectively. This hypothetical decrease in the fair value of our fixed rate debt at December 31, 2012 would be partially offset by an increase in the fair value of our interest rate swaps discussed above.

We do not have significant variable rate borrowings at December 31, 2012. A hypothetical 100 basis point change in interest rates affecting our interest rate swaps would impact pre-tax interest expense by $2.0 million at December 31, 2012.

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

We are most sensitive to fluctuations in the exchange rates between some of the major foreign currencies in which we operate (including the Australian dollar, British pound sterling, euro, Canadian dollar, Indian rupee, and Mexican peso) and the U.S. dollar. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss from the Company’s foreign currency exchange contracts using the VAR model was $2.5 million and $6.0 million at December 31, 2012 and 2011, respectively. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we may use derivative contracts to manage our exposure to commodity price volatility.

Item 8.	Financial Statements and Supplementary Data.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	For the years ended December 31,
(In millions, except per share amounts)	2012	2011	2010
Sales	$3,070.1	$2,871.7	$2,665.9
Less: Excise taxes	(604.2)	(560.6)	(571.0)

Net sales	2,465.9	2,311.1	2,094.9
Cost of goods sold	1,027.5	987.8	865.0

Gross profit	1,438.4	1,323.3	1,229.9
Advertising and marketing expense	398.7	358.7	307.6
Selling, general and administrative expense	412.9	430.0	416.1
Amortization of intangible assets	17.2	16.3	16.3
Business separation costs	13.8	83.8	2.3
Restructuring charges	4.3	7.7	15.4
Asset impairment charges	15.6	31.3	—
Loss on the sale of brands and related assets	—	—	16.0

Operating income	575.9	395.5	456.2
Interest expense	109.0	117.4	143.7
Loss on early extinguishment of debt	—	149.2	—
Other income	(35.1)	(40.4)	(33.2)

Income from continuing operations before income taxes	502.0	169.3	345.7
Income taxes	103.8	36.0	36.2

Income from continuing operations—Beam Inc.	398.2	133.3	309.5
(Loss) income from discontinued operations, net of tax	(15.8)	782.2	186.5

Net income	$382.4	$915.5	$496.0
Less: Noncontrolling interests related to discontinued operations	—	4.1	8.4

Net income attributable to Beam Inc.	$382.4	$911.4	$487.6

Basic earnings (loss) per Beam Inc. common share
Continuing operations	$2.51	$0.86	$2.03
Discontinued operations	(0.10)	5.03	1.17

Net income	$2.41	$5.89	$3.20

Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$2.48	$0.85	$2.01
Discontinued operations	(0.10)	4.93	1.15

Net income	$2.38	$5.78	$3.16

Cash dividends per share paid on common stock	$0.82	$0.76	$0.76
Weighted-average common shares outstanding—basic	158.3	154.6	152.4
Weighted-average common shares outstanding—diluted	160.8	157.8	154.3

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In millions)	2012	2011	2010
Net income	$382.4	$915.5	$496.0
Other comprehensive income:
Foreign currency translation adjustments
Foreign currency translation gains (losses)	122.0	(189.7)	42.0
Reclassification adjustments included in earnings	—	(39.6)	1.3
Tax benefit (expense)	2.4	3.8	(17.3)

Foreign currency translation adjustments, net	124.4	(225.5)	26.0
Derivative instruments
Derivative instrument losses	(3.4)	(12.4)	(9.3)
Reclassification adjustments included in earnings	3.4	21.2	10.6
Tax (expense) benefit	(0.2)	(2.1)	1.5

Derivative instruments, net	(0.2)	6.7	2.8
Pension and other postretirement benefit adjustments
Current year actuarial loss – pension plans	(28.0)	(112.7)	(1.8)
Current year actuarial (loss) gain – other postretirement benefit plans	(0.2)	1.8	(0.3)
Reclassification adjustments included in earnings	17.1	73.9	21.2
Tax benefit (expense)	5.0	15.9	(8.1)

Pension and other postretirement benefit adjustments, net	(6.1)	(21.1)	11.0

Total other comprehensive income (loss)	118.1	(239.9)	39.8

Comprehensive income	500.5	675.6	535.8
Less: Comprehensive income attributable to noncontrolling interests	—	4.1	8.4

Comprehensive income attributable to Beam Inc.	$500.5	$671.5	$527.4

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
(In millions, except per share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$365.7	$218.3
Accounts receivable from customers	413.7	364.8
Accounts receivable from related parties	42.0	21.0
Inventories	1,736.9	1,551.5
Other current assets	305.1	278.8

Total current assets	2,863.4	2,434.4
Property, plant and equipment	787.9	729.7
Goodwill	2,571.0	2,103.9
Other intangible assets	2,308.1	2,099.0
Investments in affiliates	51.5	42.2
Other non-current assets	55.0	82.6

Total assets	$8,636.9	$7,491.8

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$480.1	$28.4
Accounts payable to vendors	213.6	170.1
Accounts payable to related parties	50.4	36.0
Other current liabilities	464.5	524.2

Total current liabilities	1,208.6	758.7
Long-term debt	2,024.9	1,902.1
Deferred income taxes	453.0	375.1
Accrued pension and postretirement benefits	142.8	118.7
Other non-current liabilities	195.5	237.5

Total liabilities	$4,024.8	$3,392.1

Equity
Beam Inc. stockholders’ equity
$2.67 Convertible Preferred stock	—	4.7
Common stock, par value $3.125 per share (750.0 shares authorized; 234.9 shares issued; 160.1 shares outstanding in 2012 and 155.9 shares outstanding in 2011)	734.0	734.0
Paid-in capital	873.7	882.4
Accumulated other comprehensive loss	(186.0)	(304.1)
Retained earnings	6,139.7	5,892.6
Treasury stock, at cost	(2,949.3)	(3,109.9)

Total equity	4,612.1	4,099.7

Total liabilities and equity	$8,636.9	$7,491.8

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended December 31,
(In millions)	2012	2011	2010
Operating activities
Net income	$382.4	$915.5	$496.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	101.9	171.8	210.2
Amortization	8.6	27.6	34.9
Stock-based compensation	20.3	52.1	56.0
Deferred income taxes	69.7	(50.6)	54.7
Tax benefit from income tax audit settlements	—	—	(42.3)
Loss on early extinguishment of debt	—	149.2	—
(Gain) loss on the sale of assets	—	(686.6)	4.7
Gain on distribution from former joint venture	—	(10.2)	—
Asset impairment charges	15.6	31.3	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(34.3)	(79.1)	(18.0)
Inventories	(96.5)	(64.8)	(119.0)
Accounts payable	33.6	(14.1)	44.7
Other assets	(7.0)	14.5	108.1
Accrued expenses and other liabilities	(116.1)	(2.1)	(59.4)

Net cash provided by operating activities	378.2	454.5	770.6

Investing activities
Capital expenditures	(136.5)	(218.5)	(223.0)
Proceeds from the disposition of assets	11.5	1,275.6	142.4
Acquisitions, net of cash acquired	(685.1)	(45.6)	—
Return of investment in affiliates	2.0	22.5	—
Repayment of loans by affiliates, net	—	—	7.6
Cash transfer from (to) Fortune Brands Home & Security in spin-off	6.0	(115.8)	—

Net cash (used in) provided by investing activities	(802.1)	918.2	(73.0)

Financing activities
(Decrease) increase in short-term debt, net	(27.6)	(34.4)	1.3
Issuance of debt	605.8	500.0	—
Repayment of long-term debt	(10.3)	(2,440.9)	(166.5)
Dividends to stockholders	(130.1)	(117.8)	(116.2)
Proceeds from stock-based awards, net	112.7	102.3	40.6
Tax benefit on stock-based awards	16.3	4.2	4.0
Dividends paid to noncontrolling interests	—	(0.8)	(4.8)
Debt issuance costs	(1.0)	—	—
Other financing activities, net	(1.6)	(15.1)	(6.9)

Net cash provided by (used in) financing activities	564.2	(2,002.5)	(248.5)
Effect of foreign exchange rate changes on cash	7.1	(16.6)	(1.6)

Net increase (decrease) in cash and cash equivalents	147.4	(646.4)	447.5
Change in cash included in assets of discontinued operations	—	53.2	(0.8)
Cash and cash equivalents at beginning of year	218.3	811.5	364.8
Cash and cash equivalents at end of year	$365.7	$218.3	$811.5

Cash paid during the year for (including discontinued operations in 2011 and 2010):
Interest	$117.6	$210.8	$208.7
Income taxes	96.4	125.0	119.5

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In millions)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$5.2	$734.0	$755.6	$(211.8)	$7,135.4	$(3,326.0)	$13.3	$5,105.7
Net income	—	—	—	—	487.6	—	8.4	496.0
Other comprehensive income	—	—	—	39.8	—	—	—	39.8
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(4.8)	(4.8)
Dividends	—	—	—	—	(116.2)	—	—	(116.2)
Shares issued from treasury stock for benefit plans	—	—	5.7	—	—	61.4	—	67.1
Stock-based compensation	—	—	55.2	—	(7.5)	46.6	—	94.3
Tax benefit on exercise of stock options	—	—	6.1	—	—	—	—	6.1
Conversion of preferred stock	(0.3)	—	(2.4)	—	—	2.7	—	—

Balance at December 31, 2010	$4.9	$734.0	$820.2	$(172.0)	$7,499.3	$(3,215.3)	$16.9	$5,688.0

Net income	—	—	—	—	911.4	—	4.1	915.5
Other comprehensive loss	—	—	—	(239.9)	—	—	—	(239.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Dividends	—	—	—	—	(117.8)	—	—	(117.8)
Stock-based compensation	—	—	54.8	—	(3.4)	103.4	—	154.8
Tax benefit on exercise of stock options	—	—	9.2	—	—	—	—	9.2
Conversion of preferred stock	(0.2)	—	(1.8)	—	—	2.0	—	—
Sale of Acushnet Company	—	—	—	—	—	—	(16.6)	(16.6)
Spin-off of Fortune Brands Home & Security, Inc.	—	—	—	107.8	(2,396.9)	—	(3.6)	(2,292.7)

Balance at December 31, 2011	$4.7	$734.0	$882.4	$(304.1)	$5,892.6	$(3,109.9)	$—	$4,099.7

Net income	—	—	—	—	382.4	—	—	382.4
Other comprehensive income	—	—	—	118.1	—	—	—	118.1
Dividends	—	—	—	—	(130.1)	—	—	(130.1)
Stock-based compensation	—	—	13.2	—	(3.2)	126.1	—	136.1
Tax benefit on exercise of stock options	—	—	12.8	—	—	—	—	12.8
Conversion of preferred stock	(3.4)	—	(31.2)	—	—	34.5	—	(0.1)
Redemption of preferred stock	(1.3)	—	(0.4)	—	—	—	—	(1.7)
Spin-off of Fortune Brands Home & Security, Inc.	—	—	(3.1)	—	(2.0)	—	—	(5.1)

Balance at December 31, 2012	$—	$734.0	$873.7	$(186.0)	$6,139.7	$(2,949.3)	$—	$4,612.1

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Beam Inc. and its subsidiaries (the “Company”) operate in the beverage alcohol industry. References to “we,” “our,” “us,” “Beam” and “the Company” refer to Beam Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company’s reportable segments are North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”), as further discussed in Note 21, Segment Information.

The Company is a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, tequila, Scotch whisky, Canadian whisky, vodka, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails.

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

Other presentation matters

The Company, formerly known as Fortune Brands, Inc., separated its three business segments during 2011. It completed the sale of the Golf business (the “Golf business”) in July 2011 and the tax-free spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”) in October 2011. The consolidated statements of comprehensive income and cash flows do not separately state or classify activity relating to discontinued operations in 2011 and 2010. Reclassification adjustments presented as a component of comprehensive income in the 2011 periods include amounts recorded to earnings due to the sale of the Golf business. Footnote disclosures only relate to continuing operations except where noted otherwise.

The 2011 Consolidated Balance Sheet included in this report reflects an immaterial revision to correct the classification of $36 million between “Other current liabilities” and “Accounts payable to vendors”.

Summary of Significant Accounting Policies

Revenue Recognition

We record revenue (referred to in our financial statements as “sales”) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the customer and us. Title and risk of loss are usually transferred upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions. We record revenue from sales to our joint ventures when the product has been sold to end customers/retail outlets by the joint venture. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Revenue is recorded net of applicable provisions for discounts and allowances (including early-pay discounts and customer programs as discussed below).

Taxes collected from customers and remitted to governmental authorities are reported on a net basis within “net sales.”

Customer Program Costs

We provide a variety of sales incentives to promote sales and to maintain competitive pricing. Incentive programs that are primarily intended for our distributors to maintain competitive pricing are recorded as a reduction in net sales. Additional types of incentive programs that we utilize include:

Volume-Based Incentives. These incentives typically involve rebates or refunds of a specified amount of cash only if the distributor reaches a specified level of sales. Net sales are reduced by the estimated amount of volume-based incentives expected to be earned by our customers. Estimates are based on expectations of distributors achieving contractual volume targets and the payouts associated with those targets.

Cooperative Advertising. Under these arrangements, we reimburse our distributors for a portion of the costs incurred by the distributors to advertise and promote certain of our products. We generally recognize the cost of cooperative advertising programs in a manner consistent with our advertising cost policy, which is described below. These incentives, which are typically used in certain non-U.S. markets, are typically classified as advertising and marketing expense.

Cost of Goods Sold

Cost of goods sold includes all costs to make products saleable, such as inbound and outbound freight, purchasing and receiving costs, inspection costs, and internal transfer costs. In addition, all depreciation expense associated with assets used to produce goods and make them saleable is included in cost of goods sold.

Advertising Costs

Advertising costs include media costs, point of sale materials, and product endorsements, and are generally expensed as incurred. Advertising costs are recorded in “Advertising and marketing expense” and were $335.2 million, $302.3 million and $251.7 million in 2012, 2011, and 2010, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense includes selling expenses, including commissions; research and development; and general and administrative expenses.

Research and Development

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Total research and development costs charged to expense were $3.4 million, $2.5 million, and $1.6 million in 2012, 2011, and 2010, respectively.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts and doubtful accounts. We record an allowance for doubtful accounts based on a variety of factors such as historical write-offs, aging of balances and/or specifically identified risks for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts was $14.0 million and $9.8 million as of December 31, 2012 and 2011, respectively.

Inventories

We record inventory on the first-in, first-out (“FIFO”) method. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Maturing spirits inventory includes costs of production such as warehousing and insurance. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, or regulatory-related changes.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value at the time the assets are being actively marketed for sale. As of December 31, 2012 and 2011, the carrying value of assets held for sale was not material. Estimated useful lives of the related assets are as follows:

Buildings and leasehold improvements	15 to 40 years
Machinery and equipment (including barrels)	4 to 10 years
Software	3 to 7 years

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter and more frequently if circumstances warrant. Our reporting units are our operating segments.

We initially perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of our qualitative assessment completed as of December 31, 2012 and 2011, we concluded our goodwill was not impaired.

If our qualitative test indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform an additional two-step impairment test: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of the reporting unit in total, and comparing that amount with the carrying amount of goodwill.

Intangible Assets

We amortize purchased intangible assets other than goodwill over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and projected tradename performance, consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Similar to our impairment testing for goodwill, we initially perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived tradename is less than its carrying amount. If our qualitative test indicates that it is more likely than not that the fair of an indefinite-lived tradename is less than its carrying amount, we then compare the carrying value of the indefinite-lived tradename to its fair value. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

Refer to Note 12, Goodwill and Other Intangible Assets, for information related to impairments recorded in 2012 and 2011, a change in the indefinite life assumption for one of our tradenames, and factors impacting the fair value of our intangibles assets, including possible future impairments.

Joint Venture Investments

We make investments that include joint ventures that either complement or expand our existing businesses. The equity method of accounting is used to account for investments in which we have the ability to exercise significant influence over the operating and financial policies of the joint venture. We record our share of a joint venture’s income as an increase to our investment and dividends received as a reduction in our investment. We record our share of a joint venture’s earnings in other income. The equity method requires impairment losses to be recognized for other-than-temporary losses of investment value below carrying value.

Pension and Postretirement Benefit Plans

We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment, and health care benefits. Various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates are utilized to recognize expense and obligations associated with these plans. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets that recognizes the difference between the expected return and the actual return on plan assets over a five-year period. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The effects of actuarial deviations from assumptions are generally accumulated and, if outside a specified corridor, amortized over the remaining service period of the employees for active plans and the expected remaining life of the participants for plans that are substantially frozen. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 17, Pension and Other Postretirement Benefits, are reasonable based on our experience; however, differences in actual experience or changes in the assumptions may materially affect our business, results of operations, cash flows, and financial condition.

Income Taxes

We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance that reduces deferred tax assets when it is more likely than not that such assets will not be realized.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to indefinitely reinvest.

We record liabilities for uncertain income tax positions based on a two step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform a second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in our results of operations and financial position in the period in which such changes occur.

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are recorded in other comprehensive income (loss). Transactions denominated in a currency other than the functional currency of a subsidiary are translated into the functional currency with resulting transaction gains or losses recorded in other income.

Derivative Financial Instruments

All derivatives are recognized as either assets or liabilities on the balance sheet. If the derivative is designated as a fair value hedge and is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in net income.

Environmental Matters

We are subject to federal and state laws and regulations relating to the protection of the environment, including regulations related to remediating hazardous wastes. At December 31, 2012 and 2011, environmental accruals amounted to $15.0 million and $8.6 million, respectively, and are included in non-current liabilities on our consolidated balance sheet. Our liabilities for remediation obligations are based on undiscounted future cash flows. During the fourth quarter of 2012, we increased our estimated liability to reflect a revised remediation plan for a site related to a discontinued operation. The revision to the remediation plan was made to increase certainty of completing the required remediation. The expense associated with the increase in our estimated liability was recorded to “(Loss) income from discontinued operations, net of tax” on our consolidated statement of income.

It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that we may undertake in the future, due to the status of laws, regulations, technology and information related to individual sites and other uncertainties. We believe that the cost of complying with the present environmental protection laws will not have a material adverse effect on our results of operations, cash flows, or financial condition.

Recently Issued Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. We do not believe that this guidance, which we will adopt in 2013, will have a material impact on our consolidated financial statements.

Intangible Assets

In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This guidance, which we adopted in 2012, allows us to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this guidance, we are not required to calculate the fair value of an indefinite-lived intangible asset unless we determine, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.

2.	Acquisitions and Dispositions

Acquisitions in 2012

Pinnacle and Calico Jack brands and assets

In May 2012, we acquired the Pinnacle vodka and Calico Jack rum brands and certain related assets (collectively referred to as the “Pinnacle assets”) from White Rock Distilleries, Inc. (“White Rock”) and its shareholders for approximately $608 million, consisting of $602 million paid at closing plus a working capital adjustment of $6 million that we paid in August 2012. In connection with the acquisition, we also paid $3 million at closing to White Rock related to post-closing compensation agreements with certain employees that was recognized as expense over the service period of the employees. This acquisition significantly enhanced Beam’s U.S. participation in the vodka category while creating opportunities to drive cost savings and expand distribution.

The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Accounts receivable	$21.9
Inventory	21.9
Other current assets	2.2
Property, plant and equipment	10.6
Intangible assets (tradenames) (Note 12)	156.0
Other liabilities	(16.4)

Total identifiable assets	196.2
Goodwill	412.0

$608.2

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth, and other benefits that are expected to arise from integrating the Pinnacle assets into our operations. Goodwill was recorded to the North America segment and is expected to be deductible for tax purposes.

For the year ended December 31, 2012, the addition of the Pinnacle assets increased our net sales by approximately $87 million and our operating income by approximately $3 million. These amounts are inclusive of direct acquisition charges as well as charges associated with the integration of the Pinnacle assets into our operations and cost synergies realized through December 31, 2012.

The following table summarizes supplemental pro forma consolidated results of operations as if we acquired the Pinnacle assets on January 1, 2011 for the years ended December 31, 2012 and 2011 (in millions, except per share information):

	2012	2011
Net sales	$2,512.9	$2,411.9
Income from continuing operations	404.2	121.4
Earnings per share – diluted – continuing operations	$2.51	$0.77

The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition and (ii) factually supportable. The pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition. In addition, the pro forma consolidated results do not adjust for the impact of restructuring and other charges/gains that we incurred during the periods presented, other than those charges that are directly attributable to the acquisition.

The pro forma consolidated results primarily reflect the following pro forma pre-tax adjustments:

•	An adjustment of amortization expense to reflect pro forma amortization expense based on the amortization of intangible assets acquired. Based on fair values and useful lives assigned (see Note 12, Goodwill and Other Intangible Assets), estimated annual amortization expense associated with the Pinnacle assets is approximately $0.4 million.

•	Additional interest expense associated with incremental debt that we issued to finance the acquisition of approximately $6.8 million and $16.4 million for the years ended December 31, 2012 and 2011, respectively.

•	We incurred acquisition-related charges of approximately $12 million in 2012. These charges, which primarily include legal, financial advisory fees, and contract termination fees, do not have a continuing impact on the combined company’s operating results. In order to present pro forma net income, assuming the acquisition occurred on January 1, 2011, the impact of these charges was eliminated from pro forma net income for the year ended December 31, 2012 and included in pro forma net income for the year ended December 31, 2011.

•	An adjustment to reflect tax expense on the Pinnacle pre-tax earnings and the above pro forma adjustments at an assumed 38% combined federal and state tax rate.

Cooley Distillery plc

In January 2012, we acquired Cooley Distillery plc (“Cooley”), an Irish whiskey producer, for a purchase price of approximately €60 million ($75 million) plus the repayment of outstanding debt. This acquisition enabled Beam to leverage its global distribution platform and enter the Irish whiskey category. The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Cash	$0.9
Accounts receivable	6.7
Inventory	35.0
Property, plant and equipment	14.0
Intangible assets (tradenames)	19.3
Debt	(17.7)
Other liabilities	(13.1)

Total identifiable assets	45.1
Goodwill	29.9

$75.0

None of the goodwill, which primarily relates to the North America and EMEA segments, is expected to be deductible for tax purposes. Cooley’s results of operations, which are not material to our 2012 results, are included in our consolidated financial statements from the date of acquisition. The repayment of indebtedness in connection with the transaction is included in “Decrease in short-term debt, net” within the accompanying consolidated statement of cash flows.

Acquisitions in 2011

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. We recorded the estimated fair value of contingent consideration, which is based on the achievement of certain sales targets, as of the acquisition date. Subsequent to the acquisition, in 2011, we recorded an increase of $28 million to the estimated contingent consideration liability in “Selling, general and administrative expense” in the accompanying consolidated statement of income.

During the first quarter of 2012, we paid approximately $2 million of the previously accrued contingent consideration based on the attainment of Skinnygirl’s contractual earn-outs during 2011. As of December 31, 2012, our recorded liability for the estimated fair value of remaining contingent consideration was approximately $18 million, which excludes earned amounts of $8 million that are payable at year-end and due in the first quarter of 2013. In future periods, we may be required to record additional contingent consideration in an amount not in excess of approximately $2 million. Any change in our estimated liability for contingent consideration will increase or decrease operating income in future periods.

Dispositions in 2011

Refer to Note 3, Discontinued Operations, for information on dispositions in 2011.

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

3.	Discontinued Operations

2012

In 2012, we recorded adjustments to amounts previously reported in discontinued operations, primarily related to the 2011 spin-off of Home & Security and the 2011 sale of the Golf business, described below. The adjustments consist of pre-tax charges of $33 million of which $18 million related to an increase in our estimated tax indemnification obligations to the buyer of Golf, $8 million primarily related to a reduction in an indemnification receivable from Home & Security due to conclusion of the 2008-2009 U.S. tax audit, and $7 million related to an increase in an estimated environmental obligation related to a business disposed of prior to 2011.

We recorded a $17 million net tax benefit related to these previously reported discontinued operations, which was primarily due a $6 million net tax benefit related to the Golf business, an $8 million tax benefit related to the above mentioned Home & Security pre-tax expense, and a $3 million tax benefit related to the pre-tax increase in environmental obligations. The $6 million net tax benefit related to the Golf business was due to tax benefits associated with the increase in our indemnification obligation and additional benefits identified with the filing of state tax returns in 2012, partially offset by decrease in estimated foreign tax credits available to offset the taxes due on the sale of the Golf business.

Additional adjustments may be recorded in future periods as we continue to settle liabilities related to discontinued operations (primarily related to all pre-July 2011 taxes of the Golf business). Refer to Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, for more information on our liability for environmental matters and Note 9, Income Taxes, for more information on the conclusion of tax audits.

2011 Separation Transactions

In October 2011, Beam completed the Spin-Off of Home & Security by paying a pro rata dividend of one share of common stock, par value $0.01 per share, of Home & Security for each share of common stock, par value $3.125 per share, of the Company outstanding as of 6:00 p.m. New York City time on the record date. The Spin-Off was completed without the payment of any consideration or the exchange of any shares by the Company’s stockholders. On October 4, 2011, as a result of the Spin-Off, Home & Security became an independent public company trading under the symbol “FBHS” on the New York Stock Exchange.

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

In July 2011, we completed the sale of the Golf business to a company formed by Fila Korea Ltd. and Mirae Asset Private Equity of Korea for a cash purchase price of $1.275 billion, which excludes cash sold and includes a working capital adjustment received in October 2011.

The Spin-Off and the sale of the Golf business are together referred to herein as the “Separation Transactions.”

The following table summarizes the results of the Home & Security and Golf businesses through the date of disposition for the years ended December 31, 2011 and 2010 (in millions):

	2011	2010
Net sales	$3,431.7	$4,475.6
Income from discontinued operations before income taxes	$171.7	$241.9
Income tax expense	76.1	55.4
Gain on sale of discontinued operations	780.0	—
Tax expense on sale of discontinued operations	93.4	—

Income from discontinued operations	$782.2	$186.5

During the second quarter of 2011, we recorded a $215.3 million reduction of a valuation allowance related to the Golf business that had previously been established with respect to a capital loss carryforward. The valuation allowance was reduced because we utilized the capital loss carryforward to offset capital gains associated with the sale. Also, as a result of the sale of the Golf business, during the second quarter of 2011, we provided deferred tax expense of $24.7 million related to the expected repatriation of undistributed foreign earnings and expected gains associated with the sale of foreign subsidiary stock that are deemed to be taxable U.S. dividends.

Interest expense associated with our debt, which was not directly associated with a discontinued segment, was allocated to discontinued operations based on the ratio of net assets of the Home & Security and Golf businesses to the sum of our total net assets plus consolidated debt other than debt directly attributable to our other operations. We allocated $46.2 million and $69.5 million of interest expense to discontinued operations for the years ended December 31, 2011 and 2010, respectively.

In April 2010, we sold our Cobra golf product line to PUMA North America, Inc. for $88.9 million.

4.	Investments in Unconsolidated Affiliated Companies

We account for our 50% ownership in three alliance joint ventures entities, which we entered into with The Edrington Group (“TEG”) in April 2009, using the equity method. Our investment in these affiliates and amounts due from, and payable to, unconsolidated affiliated companies are identified as related party amounts in the accompanying consolidated balance sheet. Net sales to our 50% owned joint venture entities collectively totaled approximately $275 million in each of the years ended December 31, 2012 and 2011.

Refer to Note 18, Commitments and Contingencies – Guarantees, for information on our guarantees of certain credit and loan facilities of our 50% owned foreign joint ventures.

5.	Stock-Based Compensation

We use stock options, performance share awards, and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. As of December 31, 2012, 5,525,036 shares were available for issuance in connection with future awards under our stock plans that have been approved by stockholders. Each stock option granted under the Company’s stock plans will reduce the number of shares available for future grants by one-third of a share for each share subject to the option. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be, and historically have been, delivered.

The following table summarizes stock-based compensation expense for continuing operations for the years ended December 31, 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Included in SG&A	$19.9	$19.6	$30.0
Included in Cost of goods sold	0.4	0.8	3.0
Included in Business separation costs (a)	—	5.7	—

Total (pre-tax)	20.3	26.1	33.0
Income tax benefit	(6.9)	(9.9)	(11.2)

Total (net of tax)	$13.4	$16.2	$21.8

(a)	Amount relates to the modification of certain outstanding Fortune Brands equity awards in August 2011, which did not have anti-dilution provisions, in anticipation of the conversion of these awards to Beam and Home & Security equity awards. The Fortune Brands equity awards were modified during the third quarter of 2011 to add anti-dilutive protection provisions in anticipation of the Spin-Off. The additional expense was determined by comparing the fair values of these awards prior to and immediately after modification.

Stock-based compensation costs capitalized in inventory were not material for the years ended December 31, 2012, 2011, and 2010.

The compensation cost related to nonvested awards not yet recognized is $33.7 million at December 31, 2012 and is expected to be recognized over a weighted-average period of 2.2 years.

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

We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

		2011
	2012	Post-Spin-Off	August modification	January – August	2010
Current expected dividend yield	1.5%	2.0%	2.0%	2.0%	2.1%
Expected volatility	32.0%	32.0%	29.8%	33.2%	34.1%
Risk-free interest rate	1.1%	1.3%	0.1%	2.3%	2.2%
Expected term (in years)	6.0	6.5	0.6	5.5	4.5

Volatility assumptions used to determine the fair value of options granted after August 2011 and options modified in August 2011 were based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, and financial leverage, because the historical volatility of Fortune Brands is not representative of Beam’s expected volatility as a standalone spirits company. Volatility assumptions used to determine the fair value of options granted prior to August 2011 were based on the historical volatility of Fortune Brands’ stock price over the period commensurate with the expected term of stock options, as well as other relevant factors.

Risk-free rate assumptions were based on U.S. government issues with a remaining term equal to the expected life of the stock options.

Expected term assumptions used to determine the fair value of options granted after August 2011 were based on the simplified method. We use the simplified method due to a lack of sufficient historical data that is representative of our business, as a standalone spirits company, following the Separation Transactions. Expected term assumptions used to determine the fair value of options modified in August 2011 were based on the simplified method (adjusted for the time already elapsed for vested shares). For options granted prior to August 2011, the weighted average expected term was determined based on historical employee exercise behavior and the contractual term of the options.

The following table summarizes stock option activity during the year ended December 31, 2012:

	Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	12,440	$51.71
Granted	471	55.56
Exercised	(2,877)	42.74
Forfeited	(76)	46.80
Expired	(1,408)	67.16

Outstanding at December 31, 2012	8,550	$52.43	3.4	$82.4

Exercisable at December 31, 2012	6,829	$53.60	2.2	$59.5
Vested and expected to vest at December 31, 2012	8,374	$52.54	3.4	$80.0

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011, and 2010 was $15.14, $14.97, and $11.28, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2012, 2011, and 2010 was $40.8 million, $32.5 million, and $21.0 million, respectively.

Performance Share Awards

Performance share awards represent the right to receive unrestricted shares of stock based on the achievement of targeted cumulative diluted earnings per share and average consolidated return on invested capital. Compensation cost is amortized into expense over the performance period, which is generally three years, based on the probability of meeting performance targets and the fair value of Beam’s stock price on the date of grant.

The following table summarizes nonvested performance share awards outstanding as of December 31, 2012 as well as activity during the year then ended:

	Performance Share Awards (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	—	$—
Granted	184	55.76
Forfeited	(4)	55.65

Nonvested at December 31, 2012	180	55.76

The weighted-average grant date fair value of performance share awards granted in 2010 was $43.72; there were no performance share awards granted in 2011. The total fair value of performance share awards that vested in 2010 was $10.6 million; there were no performance share awards that vested in 2012 and 2011.

Restricted Stock Units

RSUs represent the right to receive unrestricted shares of stock based on service. Compensation cost is amortized into expense over the service period, which is generally three to four years. The fair value of each RSU granted is equal to the share price at the date of grant.

The following table summarizes nonvested RSUs outstanding as of December 31, 2012 as well as activity during the year then ended:

	RSUs (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	813	$44.75
Granted	163	56.55
Vested	(352)	44.79
Forfeited	(15)	47.44

Nonvested at December 31, 2012	609	47.82

The weighted-average grant date fair value of RSUs granted in 2011 and 2010 was $52.57 and $43.67, respectively. The total fair value of RSUs that vested in 2012, 2011, and 2010 was $20.0 million, $5.8 million, and $1.7 million, respectively.

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

The following table summarizes the shares of Beam’s common stock granted to outside directors for the years ended December 31, 2012, 2011, and 2010:

	Common Stock (thousands)	Weighted-Average Grant Date Fair Value
2012	15.3	$56.68
2011	16.1	64.05
2010	18.9	53.83

6.	Business Separation Costs

Business separation costs are directly related to implementing the Separation Transactions (refer to Note 3, Discontinued Operations, for additional information on the Separation Transactions). We recorded $13.8 million, $83.8 million, and $2.3 million of business separation costs in the years ended December 31, 2012, 2011, and 2010, respectively.

Business separation costs in 2012 primarily consist of a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions. The settlement charge primarily consists of the recognition of pension losses previously deferred in AOCI, and the $29 million distribution was the amount of these executives’ unfunded pension benefit.

Business separation costs in 2011 consisted of $43.4 million of financial, legal, and other advisory fees related to the Separation Transactions, as well as $40.4 million of employee-related costs primarily related to termination benefits.

Included within employee-related business separation costs in 2011 is incremental stock-based compensation expense of approximately $5.7 million related to the modification of certain outstanding Fortune Brands equity awards, as discussed further in Note 5, Stock-Based Compensation.

7.	Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for continuing operations for the years ended December 31, 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Workforce restructurings and other	$4.3	$5.6	$15.1
Lease/contract terminations	—	2.1	0.3

	$4.3	$7.7	$15.4

In 2012, restructuring charges related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield headquarters to Kentucky and ongoing integration of the Pinnacle assets, which includes plans to move Pinnacle bottling operations from Maine to our existing operations in Kentucky. In 2011, restructuring charges related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives. In 2010, restructuring charges related to facility consolidations and organizational streamlining initiatives.

We presently expect that future cash charges related to the integration of the Pinnacle assets to be approximately $5 million. Actual costs may vary from these estimates depending on the timing and extent of the initiatives we implement.

The changes in the balance of the restructuring liability for the years ended December 31, 2012 and 2011 are as follows (in millions):

	Workforce Restructurings	Contract Termination Costs	Total
Balance at December 31, 2010	$12.8	$9.9	$22.7
Provision	5.6	2.1	7.7
Cash payments	(10.1)	(8.3)	(18.4)
Foreign currency and other non-cash changes	(0.8)	(0.5)	(1.3)

Balance at December 31, 2011	$7.5	$3.2	$10.7
Provision	3.2	—	3.2
Cash payments	(6.3)	(0.6)	(6.9)
Foreign currency and other non-cash changes	(0.8)	0.1	(0.7)

Balance at December 31, 2012	$3.6	$2.7	$6.3

We expect the remaining liability related to workforce reductions to be paid in 2013 and the remaining liability related to lease costs will be paid over the lease term.

Other charges

Our pre-tax operating income for the years ended December 31, 2012, 2011, and 2010 was impacted by the following additional items (in millions):

	2012	2011	2010
Australia distribution one-time sale (a)	$—	$(23.6)	$—
Acquisition and integration-related charges (b)	18.4	25.0	—
Other charges included in Selling, general and administrative expense (c)(d)	4.2	0.9	6.9
Other (gains) charges included in Cost of goods sold (d)	(0.3)	15.6	3.6

	$22.3	$17.9	$10.5

(a)	Relates to the one-time sale of inventory associated with the transition to our new long-term manufacturing and distribution agreement in Australia. This amount consists of $46.3 million included in “Net sales” and $22.7 million included in “Cost of goods sold” in the consolidated statement of income.
(b)	Amounts for 2012 primarily consist of costs associated with the acquisition and integration of the Pinnacle assets and the Cooley business. Acquisition and integration-related charges are primarily included in “Selling, general, and administrative expense” in the consolidated statement of income. For 2012, acquisition and integration-related charges included in SG&A primarily consist of contract termination expenses of $10 million and transaction-related expenses of $5 million (professional advisory, consulting and other transaction fees). The contract termination costs were incurred to align the distribution of the acquired brands with our existing distribution structure and are based on actual costs incurred. The amount for 2011 consists of acquisition-related contingent consideration related to the Skinnygirl acquisition.

(c)	Amounts for 2012 primarily consist of legal, forensic accounting, and other fees related to our internal investigation into Foreign Corrupt Practices Act compliance in our India operations.
(d)	Amounts for 2011 primarily consist of charges related to a pension curtailment, accelerated depreciation for fixed assets taken out of service early and the write-down of inventory associated with discontinued brands partially offset by a net benefit related to settlement of a non-income tax matter. Amounts for 2010 primarily relate to organizational streamlining activities.

8.	Other Income

The components of other income for the years ended December 31, 2012, 2011, and 2010 were as follows (in millions):

	2012	2011	2010
Tax indemnification income(a)	$(18.0)	$(26.0)	$(37.1)
Equity (income) loss in joint ventures(b)	(9.3)	(3.9)	0.7
Distribution gain from former joint venture	(2.0)	(10.2)	—
Foreign currency transaction gains	(4.0)	—	(0.4)
Interest income	(2.1)	(2.9)	(3.1)
Other items, net	0.3	2.6	6.7

Total other income	$(35.1)	$(40.4)	$(33.2)

(a)	Refer to Note 9, Income Taxes, for additional information.
(b)	Refer to Note 4, Investments in Unconsolidated Affiliated Companies, for additional information.

9.	Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended December 31, 2012, 2011, and 2010 were as follows (in millions):

	2012	2011	2010
Domestic operations	$177.4	$(148.6)	$34.5
Foreign operations	324.6	317.9	311.2

Income from continuing operations before income taxes	$502.0	$169.3	$345.7

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations for the years ended December 31, 2012, 2011, and 2010 were as follows (in millions):

	2012	2011	2010
Income taxes computed at federal statutory income tax rate	$175.7	$59.3	$121.0
Other income taxes, net of federal tax benefit	4.8	3.1	7.5
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(40.8)	(46.0)	(45.7)
Non-taxable indemnification income	(6.4)	(9.7)	(13.0)
Non-taxable other income	(1.7)	(3.4)	(3.0)
Foreign tax credits	(24.2)	—	—
Valuation allowance	2.1	13.0	3.3
Tax benefit on income attributable to domestic production activities	(0.8)	—	(3.5)
Net adjustments for uncertain tax positions	(14.1)	4.5	(31.0)
Prior period items	7.5	—	—
Non-deductible business separation costs	—	10.5	—
Miscellaneous other, net	1.7	4.7	0.6

Income taxes from continuing operations as reported	$103.8	$36.0	$36.2

Effective income tax rate	20.7%	21.3%	10.5%

During the fourth quarter of 2012, the U.S. tax authorities concluded their routine audit of our U.S. companies for the 2008 and 2009 tax years. The Joint Committee on Taxation has approved a refund of approximately $25.5 million. The formal acknowledgement notice from the IRS District Director and issuance of the refund is expected to be received during the first quarter of 2013.

The 2012 effective tax rate includes the unfavorable impact of adjustments to income tax expense of approximately $7 million, related to the correction of prior year items, which were determined to be immaterial to all periods impacted.

During the fourth quarter of 2012, the Spanish tax authorities concluded their routine audit of our Spanish spirits companies for the 2006 through 2009 tax years. The Spanish tax authorities issued a tax assessment of approximately $17 million ($13.4 million for income tax and $3.6 million for related interest). The payment will be made during the first quarter of 2013.

During the second quarter of 2012, the Spanish Supreme Court issued a judgment in connection with disputed income taxes in the amount of approximately $20 million against our Spanish subsidiaries, which include the assets acquired from Pernod Ricard S.A. (“Pernod Ricard”) in July 2005. We paid the assessment to the Spanish tax authorities in May 2012. Pursuant to the acquisition agreement, Pernod Ricard indemnified us for pre-acquisition income tax contingencies and liabilities, and we negotiated and received a reimbursement of approximately $18 million from Pernod Ricard. This non-taxable indemnification payment received from Pernod Ricard related to this judgment was recorded as other income in 2012.

During 2011, the Mexican tax authorities issued an assessment of tax and interest to our Mexican spirits companies, which include assets acquired from Pernod Ricard in July 2005. Pursuant to the acquisition agreement, Pernod Ricard indemnified us for pre-acquisition income tax contingencies and liabilities. The assessment related to the 2004 and 2005 pre-

acquisition tax years. The Mexican tax authorities issued a net assessment of approximately $25.5 million ($14.8 million for tax and $10.7 million for related interest and penalties), which was paid in September 2011. Pursuant to the acquisition agreement, we negotiated and received a $26.0 million tax indemnification payment from Pernod Ricard related to the above assessment and recorded this payment in other income.

During 2011, the German tax authorities completed an audit of our German spirits companies’ 2003-2007 tax returns. We recorded approximately $19 million of previously unrecognized tax benefits as a reduction to tax expense.

During 2010, the Spanish tax authorities issued three assessments of tax and/or interest to our Spanish spirits companies, which include the assets acquired from Pernod Ricard in July 2005. The assessments related to the 1988-1990 and 2004-2006 periods, the majority of which related to pre-acquisition tax years. The Spanish tax authorities issued net assessments of approximately $42.2 million ($27.5 million for tax and $14.7 million for related interest), which were paid in 2010. Pursuant to the acquisition agreement, we negotiated and received $37.1 million in tax indemnification payments from Pernod Ricard related to the above assessments and recorded these payments in other income. The net difference represents future income tax benefits.

Also during 2010, we settled our 2004-2005 IRS audit appeal and the IRS concluded its routine examination of the Company’s 2006-2007 tax years. The reduction in our unrecognized tax benefits (“UTBs”) for the audits concluded in 2010 are presented in the tabular reconciliation below.

A reconciliation of the beginning and ending amount of UTBs for the years ended December 31, 2012, 2011, and 2010 is as follows (in millions):

	2012	2011	2010
Unrecognized tax benefits — beginning of year	$98.4	$116.5	$406.4
Gross additions — current year tax positions	2.5	12.6	8.4
Gross additions — purchase accounting, prior year tax positions	—	—	2.3
Gross additions — prior year tax positions	23.6	30.5	20.2
Gross reductions — prior year tax positions (a)	(37.2)	(29.8)	(6.2)
Gross reductions — settlements with taxing authorities	(32.0)	(29.3)	(275.4)
Impact of change in foreign exchange rates	0.9	(1.5)	(39.2)
Impact due to expiration of statutes of limitations	(2.1)	(0.6)	—

Unrecognized tax benefits — end of year	$54.1	$98.4	$116.5

(a)	2012 amount includes $10.2 million recorded to “(Loss) income from discontinued operations, net of tax”.

The amount of UTBs that, if recognized as of December 31, 2012, would affect our effective tax rate was $35.0 million.

Various U.S. federal, state, and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of December 31, 2012, we believe it is reasonably possible that, within the next 12 months, total UTBs may decrease in the range of $4.9 million to $11.0 million.

We classify interest and penalty accruals related to UTBs as income tax expense. During the years ended December 31, 2012, 2011, and 2010 we recognized interest and penalty benefit of $9.5 million, $1.0 million, and $12.2 million, respectively, primarily driven by audit resolutions. At December 31, 2012 and 2011, we had accruals for the payment of interest and penalties of $18.1 million and $34.6 million, respectively.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we have tax years that remain open and subject to examination by tax authorities include: the United States for years after 2007, Canada for years after 2007, France for years after 2008, Germany for years after 2007, Mexico for years after 2006, Spain for years after 2009, and the United Kingdom for years after 2010.

Income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 were as follows (in millions):

	2012	2011	2010
Current (benefit) expense
Federal	$(34.1)	$(61.5)	$(38.3)
Foreign	72.7	85.1	25.4
State and other	(4.5)	2.9	4.9
Deferred
Federal, state and other	57.5	12.0	(5.0)
Foreign	12.2	(2.5)	49.2

Total income tax provision	$103.8	$36.0	$36.2

The components of net deferred tax assets (liabilities) at December 31, 2012 and 2011 were as follows (in millions):

	2012	2011
Deferred Tax Assets
Compensation and benefits	$56.1	$93.5
Pension and other retiree benefits	59.0	44.0
Identifiable intangible assets	29.0	26.9
Inventories	33.3	28.9
Accounts receivable	6.6	3.0
Financial instruments	13.6	36.7
Other reserves	27.5	46.7
Miscellaneous	64.1	54.5
Net operating loss and other tax carryforwards	44.5	70.2
Valuation allowance	(25.7)	(35.6)

Total deferred tax assets	$308.0	$368.8

Deferred Tax Liabilities
Fixed assets	$(89.7)	$(87.1)
Identifiable intangible assets	(547.5)	(510.5)
Miscellaneous	(17.4)	(43.7)

Total deferred tax liabilities	$(654.6)	$(641.3)

Net deferred tax liability	$(346.6)	$(272.5)

Deferred taxes were classified in the balance sheet as of December 31, 2012 and 2011 as follows (in millions):

	2012	2011
Other current assets	$82.0	$77.9
Other current liabilities	(1.0)	(7.3)
Other assets	25.4	32.0
Deferred income taxes	(453.0)	(375.1)

Net deferred tax liability	$(346.6)	$(272.5)

As of December 31, 2012 and 2011, we had deferred tax assets relating to net operating loss, capital loss and other tax carryforwards of $44.5 million and $70.2 million, respectively, of which approximately $0.6 million will expire between 2013 and 2015, and the remainder which will expire in 2016 and thereafter. The 2012 change in the valuation allowance was primarily due to the Spain audit settlement. The 2011 change in the valuation allowance was primarily due to the utilization of approximately $205 million of tax loss carryforwards related to the sale of the Golf business as discussed in Note 3, Discontinued Operations, partially offset by a $25 million increase to the valuation allowance (which increased tax expense) for loss carryforwards in certain countries. Our valuation allowance increased from $6 million as of December 31, 2009 to $215 million as of December 31, 2010, primarily due to establishment of an approximate $205 million valuation allowance for Golf-related capital loss carryforwards from the 2010 sale of the Cobra product line.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested. Based on our ongoing review of our business requirements and capital needs, combined with cash flows from domestic operations available to fulfill these requirements, we have determined that the undistributed earnings of certain of our subsidiaries are indefinitely invested to fund current and future growth of the related non-U.S. business activities. The undistributed earnings of foreign subsidiaries that are considered indefinitely invested were $230 million in the aggregate at December 31, 2012. Though our current expectation is to not repatriate the aforementioned amount, the estimated net federal income tax liability that would arise if these earnings were distributed to the U.S. is in the range of approximately $30 million to $50 million. This estimate is based on the assumptions that we would be required to distribute the entire amount of earnings as of December 31, 2012 and there are no local country tax restrictions on making such distributions. The tax liability that would result from an actual distribution at a future date would likely result in a different tax amount depending upon the repatriation action that is utilized and the tax laws in effect in both the local country and the U.S.

10.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding.

The computations of basic and diluted EPS share for the years ended December 31, 2012, 2011, and 2010 were as follows (in millions, except per share data):

	2012	2011	2010
Income from continuing operations	$398.2	$133.3	$309.5
(Loss) income from discontinued operations	(15.8)	778.1	178.1

Net income attributable to Beam Inc.	$382.4	$911.4	$487.6
Less: Preferred stock dividends	(0.3)	(0.4)	(0.4)

Income attributable to Beam Inc. common stockholders — basic	$382.1	$911.0	$487.2

Weighted average common shares outstanding — basic	158.3	154.6	152.4
Dilutive effect of convertible preferred stock	1.0	1.4	1.1
Dilutive effect of stock-based awards	1.5	1.8	0.8

Weighted average common shares outstanding — diluted	160.8	157.8	154.3

Basic Earnings (Loss) Per Common Share
Continuing operations	$2.51	$0.86	$2.03
Discontinued operations	(0.10)	5.03	1.17

Net income	$2.41	$5.89	$3.20

Diluted Earnings (Loss) Per Common Share
Continuing operations	$2.48	$0.85	$2.01
Discontinued operations	(0.10)	4.93	1.15

Net income	$2.38	$5.78	$3.16

Antidilutive shares excluded from weighted average number of common shares outstanding for diluted EPS	4.6	8.3	14.5

11.	Balance Sheet Information

Supplemental balance sheet information as of December 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Inventories:
Maturing spirits	$1,425.2	$1,283.2
Finished products	179.6	167.3
Other raw materials, supplies, and work in process	132.1	101.0

Total inventories	$1,736.9	$1,551.5

Property, plant and equipment:
Land and improvements	$114.1	$111.4
Buildings and improvements to leaseholds	368.9	336.1
Machinery and equipment	829.4	724.4
Construction in progress	41.4	84.0

Property, plant and equipment, gross	$1,353.8	$1,255.9
Less: accumulated depreciation	565.9	526.2

Property, plant and equipment, net of accumulated depreciation	$787.9	$729.7

Other current liabilities:
Accrued advertising	$62.6	$68.2
Accrued and deferred taxes	120.7	123.2
Accrued salaries, wages and other compensation	69.6	75.9
Accrued interest	43.9	41.8
Accrued expenses and other current liabilities	167.7	215.1

Total other current liabilities	$464.5	$524.2

The beginning and ending balances for each component of accumulated other comprehensive loss at December 31, 2012 and the changes for those components during 2012 are as follows (in millions):

	Foreign Currency Adjustments	Derivative Instruments	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss:
Beginning balance	$(195.5)	$4.2	$(112.8)	$(304.1)
Current period change	124.4	(0.2)	(6.1)	118.1

Ending balance	$(71.1)	$4.0	$(118.9)	$(186.0)

12.	Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill during the years ended December 31, 2012 and 2011 was as follows (in millions):

	2012	2011
Net book value – January 1	$2,103.9	$2,137.5
Acquisition-related adjustments	441.6	32.4
Translation adjustments	25.5	(66.0)

Net book value – December 31	$2,571.0	$2,103.9

Acquisition-related adjustments in 2012 relate to the acquisition of the Pinnacle assets and the acquisition of Cooley. See Note 2, Acquisitions and Dispositions, for more information on these acquisitions. Acquisition-related adjustments in 2011 related to the acquisition of the Skinnygirl ready-to-drink cocktail business and tax adjustments related to a prior-year acquisition.

Goodwill by reporting unit as of December 31, 2012 and 2011 is as follows (in millions):

	2012	2011
North America	$1,950.2	$1,500.2
EMEA	497.9	488.3
APSA	122.9	115.4

	$2,571.0	$2,103.9

As a result of the Separation Transactions as described in Note 3, Discontinued Operations, we re-evaluated our reporting units and allocated goodwill to these reporting units at December 31, 2011. Goodwill was allocated to our reporting units based on the relative fair values of the reporting units. Fair value was based on a combination of a market multiple approach and a discounted cash flow approach, each weighted at 50%. Fair value under the market multiple approach reflected prices and other relevant observable information generated by market transactions involving comparable businesses. Fair value under the discounted cash flow approach was calculated using the expected present value of future cash flows, and included estimates, judgments, and assumptions consistent with those of a market participant that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to long-term growth rates in particular spirits categories and geographies, expected profit margins, and discount rates.

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 40 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and projected tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2012 and 2011 were as follows (in millions):

	2012			2011
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Tradenames	$554.3	$(205.1)	$349.2	$493.7	$(189.3)	$304.4
Customer and contractual relationships	6.6	(3.1)	3.5	6.0	(2.0)	4.0
Licenses and other	20.4	(8.0)	12.4	14.5	(7.4)	7.1

	$581.3	$(216.2)	$365.1	$514.2	$(198.7)	$315.5

Indefinite-lived intangible assets — tradenames	n/a	n/a	$1,943.0	n/a	n/a	$1,783.5

Total intangibles			$2,308.1			$2,099.0

The carrying value of our tradenames in 2012 was impacted primarily by acquisitions (Note 2, Acquisitions and Dispositions) and the reclassification of the Larios tradename from an indefinite-lived tradename to an amortizable tradename (described below) and, in both 2012 and 2011, foreign currency exchange rates and impairment charges (described below).

The Pinnacle tradename acquired in 2012 was estimated to have a fair value of $150 million and an indefinite useful life. The Calico Jack tradename acquired in 2012 was estimated to have a fair value of $6 million and a useful life of 15 years. The tradenames acquired in the 2012 Cooley acquisition are primarily indefinite-lived intangible assets.

Expected amortization expense during the next five years for intangible assets recorded as of December 31, 2012 is as follows (in millions):

	2013	2014	2015	2016	2017
Expected amortization expense for intangible assets	$18.8	$18.6	$18.4	$18.4	$18.4

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions. In addition, certain assumptions and estimates used in determining the fair value of our goodwill and indefinite-lived tradenames are outside the control of management, including interest rates (in the U.S. and abroad), exchange rates, the cost of capital, and tax rates. Due to the uncertainty of the aforementioned items, we cannot predict whether a future impairment will result. As of December 31, 2012, we had one indefinite-lived tradename (DYC) with a carrying value of approximately $90 million, for which a 10% reduction in fair value would trigger an impairment. Based on our estimates of fair value for each of our reporting units as of December 31, 2012, we believe there are no reporting units for which a decline in fair value of 10% could trigger an impairment of goodwill.

2012 Asset Impairment Charges

In connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2012, we recorded an impairment charge of $15.6 million to reduce the Larios tradename to an estimated fair value of $54.7 million, considered a Level 3 fair value measure. Refer to Note 15, Fair Value Measurements, for more information on estimating the fair value of tradenames. The impairment was primarily due to lower projected future revenue for this brand as compared to the projected revenues estimated during the impairment test conducted during the fourth quarter of 2011. Factors that contributed to lower revenue projections included 2012 actual results compared to our 2012 outlook, continued economic challenges in the Spanish market, and the current competitive outlook within the spirits category that the tradename competes, among other factors. We also reassessed the remaining life of the Larios tradename and concluded it was no longer indefinite. As of December 31, 2012, we reclassified the Larios tradename to a definite-lived asset with an estimated remaining life of 30 years, based on our expectations of the brand’s contributions to our future cash flows considering factors described above.

2011 Asset Impairment Charges

In connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2011, we recorded impairment charges of $31.3 million to reduce the DYC and Larios tradenames to an estimated combined fair value of $157.4 million (Level 3 fair value measure). Refer to Note 15, Fair Value Measurements, for more information on estimating the fair value of tradenames. The impairments were due to the combined effect of the economic downturn on sales in key geographic markets, as well as the effect of a substantially higher discount rate used to estimate the fair value. The higher discount rate was attributable to an increase in the sovereign risk spread associated with Spain.

13.	Debt

Short-term debt borrowings consisted of amounts outstanding under committed bank credit agreements and uncommitted bank lines of credit. The weighted-average interest rate on short-term debt borrowings was 1.3% and 1.6% in 2012 and 2011, respectively. The amount available under unused, committed credit lines was $776 million at December 31, 2012.

The components of long-term debt as of December 31, 2012 and 2011 were as follows (in millions):

	2012	2011
4% Notes, Due 2013 (2012 and 2011: €218.8)	$288.8	$283.7
4 7/8% Notes, Due 2013	180.5	180.5
6 3/8% Notes, Due 2014	326.4	326.4
5 3/8% Notes, Due 2016	400.0	400.0
1 7/8% Notes, Due 2017	300.0	—
8 5/8% Debentures, Due 2021	59.3	59.3
3 1/4% Notes, Due 2022	300.0	—
7 7/8% Debentures, Due 2023	113.8	113.8
6 5/8% Debentures, Due 2028	200.0	200.0
5 7/8% Notes, Due 2036	300.0	300.0
Miscellaneous	25.4	38.4

Total debt	$2,494.2	$1,902.1
Less current portion	469.3	—

Total long-term debt	$2,024.9	$1,902.1

In May 2012, we issued $300 million aggregate principal amount of 1.875% Notes due 2017 (the “2017 Notes”) and $300 million aggregate principal amount of 3.250% Notes due 2022 (the “2022 Notes” and, together with the 2017 Notes, the “Notes”). Net proceeds were used to finance the acquisition of the Pinnacle assets.

The 2017 Notes will mature on May 15, 2017 and bear interest at a fixed rate of 1.875% per annum. The 2022 Notes will mature on May 15, 2022 and bear interest at a fixed rate of 3.250% per annum. The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

In December 2011, we executed a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes. The Credit Agreement replaced Beam’s $750 million, 3-year credit agreement that was scheduled to mature in February 2013. Amounts may be borrowed under the Credit Agreement in U.S. Dollars, Euros or British Pounds Sterling. Interest on Eurocurrency loans will accrue at LIBOR (with interest periods of 1, 2, 3 or 6 months) plus spreads based on credit ratings assigned to Beam’s outstanding senior unsecured debt. Interest on alternate base rate loans will accrue at the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1% per annum or (iii) the Adjusted London Interbank Offered Rate (as defined in the Credit Agreement) plus 1% per annum. Beam may also request competitive bids or negotiated rates for interest on loans under the Credit Agreement. Beam may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate. The Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain limitations on secured debt, sale-leaseback transactions, subsidiary debt and guarantees, fundamental changes and transactions with affiliates. The Credit Agreement also includes financial covenants under which Beam is required to maintain (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.00 to 1.00 and (ii) a maximum ratio of debt to capitalization of 0.55 to 1.00. Consolidated interest expense is as disclosed in our financial statements. Total capital is defined as debt plus equity and deferred taxes and excluding the impact of impairment charges incurred after December 14, 2011. None of our other debt instruments include financial ratio covenants. As of December 31, 2012, we were in compliance with all debt covenants.

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

Related to the fourth quarter 2011 financing activities, $16.0 million of purchase premiums, the acceleration of unamortized debt issuance costs and other fees of $1.7 million, and a gain associated with amortization/write-off of deferred gains related to terminated interest rate swaps of $2.5 million were recorded in “Loss on early extinguishment of debt” in the accompanying consolidated statement of income.

In August 2011, we used proceeds from the sale of the Golf business to complete an early extinguishment of debt, consisting of the following principal amounts (in millions):

4 7/8% Notes, Due 2013	$119.5
6 3/8% Notes, Due 2014	173.6
5 3/8% Notes, Due 2016	550.0
8 5/8% Debentures, Due 2021	31.7
7 7/8% Debentures, Due 2023	36.2

Total	$911.0

The total cash paid to holders of the tendered notes and debentures in August 2011 was approximately $1.06 billion, which included $911.0 million in debt principal, $7.9 million of accrued interest, and $139.0 million in purchase premiums. The $139.0 million of purchase premiums, a gain associated with amortization/write-off of deferred gains related to terminated interest rate swaps of $10.5 million, and the acceleration of unamortized debt issuance costs of $5.5 million were recorded in “Loss on early extinguishment of debt” in the accompanying consolidated statement of income.

See Note 14, Derivative Instruments, for additional information on the termination of interest rate swaps in the third quarter of 2011.

In January 2011, we repaid maturing notes of $590.6 million using cash on hand.

During the second quarter of 2010, we repurchased outstanding notes that were scheduled to mature on January 15, 2011 with a face value of $159.4 million. A loss on the repurchase of $4.4 million was recognized in other income.

In our debt agreements, there are normal and customary events of default which would permit the lenders of any debt agreement to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company.

Estimated payments for maturing debt during the next five years as of December 31, 2012 were as follows (in millions):

	Payments Due by Period as of December 31, 2012
	2013	2014	2015	2016	2017
Total debt	$469.3	$326.4	$13.2	$400.0	$300.0

14.	Derivative Instruments

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

We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities. Our primary foreign currency hedge contracts pertain to the Mexican peso, the Canadian dollar, the Euro, the British pound, and the Australian dollar. The U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2012 and 2011 was $253.8 million and $450.4 million, respectively.

During 2012, we entered into fixed-to-floating interest rate swaps with an aggregate notional amount of $200 million. These swap agreements hedge changes in the fair value of a portion of our fixed-rate debt that result from changes in interest rates. Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreements are designated as fair value hedges.

During 2011, we had fixed-to-floating interest rate swaps with a notional value of $900 million outstanding prior to the termination of the swaps due to the Separation Transactions. Prior to their termination in the third quarter of 2011, the swaps were designated as fair value hedges.

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of the date of these financial statements, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

All derivatives are recognized at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the offsetting gain or loss on the hedged asset or liability, are recorded in current earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until they are reclassified to net income in the same period or periods during which the hedged transaction affects net income. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in net income.

The fair values of derivative instruments on the consolidated balance sheet as of December 31, 2012 and 2011 were (in millions):

		Fair Value
	Balance Sheet Classification	2012	2011
Assets
Foreign exchange contracts	Other current assets	$2.8	$3.7
Interest rate contracts	Other non-current assets	3.2	—
Liabilities
Foreign exchange contracts	Other current liabilities	$3.0	$5.8

The effects of derivative instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2012 and 2011 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow — foreign exchange contracts	$(3.4)	$(4.3)	Net sales (reclassifications)	$(3.4)	$(10.6)
Fair value — interest rate contracts	n/a	n/a	Interest expense	3.9	13.2
Fair value — foreign exchange contracts	n/a	n/a	Other income	2.3	(24.6)

Total	$(3.4)	$(4.3)		$2.8	$(22.0)

We estimate that net derivative losses included in AOCI that will be reclassified to net income within the next twelve months as of December 31, 2012 will be insignificant.

In the years ended December 31, 2012 and 2011, the ineffective portion of cash flow hedges recognized in other income was insignificant.

15.	Fair Value Measurements

Authoritative accounting guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 were as follows (in millions):

	Fair Value
	2012	2011
Assets
Derivative financial instruments (Level 2)	$6.0	$3.7
Liabilities
Derivative financial instruments (Level 2)	$3.0	$5.8
Acquisition-related contingent consideration (Note 2) (Level 3)	18.0	26.0

The fair value of derivative financial instruments is based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

The estimated fair value of acquisition-related contingent consideration, which excludes earned amounts that are payable at year-end, is considered a Level 3 measurement because the probability-weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration sales targets and assumed probabilities of achieving those targets. A change in the assumed inputs cannot increase the estimated obligation by more than $2 million. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during 2012. The change in fair value of the estimated contingent consideration liability during 2012 related to the actual amounts earned during 2012.

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at December 31, 2012 and 2011 was $365.7 million and $218.3 million, respectively.

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) was approximately $2,706.5 million and $2,015.4 million at December 31, 2012 and 2011, respectively.

During 2012 and 2011, we recorded certain tradenames at fair value due to our annual indefinite-lived intangible asset testing in the fourth quarter of those years. Refer to Note 12, Goodwill and Other Intangible Assets, for more information. We estimated fair value using a discounted cash flow analysis. These fair values are considered to be Level 3 fair value measures due to the use of significant unobservable inputs, including future expected revenue and profit margins to be generated by the brands. Other key assumptions in the fair value measure include discount rates and estimates of fair market royalty rates. Any increases (decreases) in expected revenue, profit margin, discount rate, or royalty rate in isolation would change the fair value estimate of the Larios tradename; a 10% decrease in the fair value of the Larios tradename would result in an impairment of approximately $5.5 million as of December 31, 2012.

16.	Leases

Future minimum rental payments under non-cancelable operating leases as of December 31, 2012 were as follows (in millions):

2013	$15.5
2014	11.4
2015	9.1
2016	8.7
2017	8.1
Remainder	18.7

Total minimum rental payments	$71.5
Less minimum rentals to be received under non-cancelable subleases	5.1

$66.4

Total rental expense for all operating leases (reduced by insignificant amounts from subleases) amounted to $20.6 million, $20.5 million, and $23.9 million in 2012, 2011, and 2010, respectively.

17.	Pension and Other Postretirement Benefits

We have a number of pension plans covering many of our current and former employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. In addition, from time to time, we may make contributions in excess of the legal funding requirements.

As part of the Separation Transactions described in Note 3, Discontinued Operations, pension plans that were directly related to the discontinued operations were transferred with the other assets and liabilities of the disposed businesses during 2011.

The Fortune Brands pension plans that related to the Fortune Brands corporate operations remained with Beam following the Spin-Off. However, pursuant to the Spin-Off agreements a portion of these corporate pension plan assets and liabilities that related to Fortune Brands corporate employees that obtained employment with Home & Security subsequent to the Spin-Off were transferred to Home & Security. The historical information (pre-Spin-Off) presented in the footnote below has not been recast as it was impracticable to do so and the related effects are insignificant to the amounts presented. The related assets and liabilities are shown as transfers out in the plan asset and obligation activity tables below.

During the third quarter of 2011, we amended certain of our pension plans in the U.S. to freeze the accrual of future benefits effective at December 31, 2011. This freeze relates to Beam non-union employees.

We provide postretirement health care and life insurance benefits to certain retirees. Many employees and retirees outside the United States are covered by government health care programs.

Pension Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2012 and 2011 (in millions):

	U.S.		International
	2012	2011	2012	2011
Change in projected benefit obligation (“PBO”)

Projected benefit obligation at beginning of year	$357.6	$333.6	$100.1	$94.6
Service cost	0.9	5.1	2.3	2.1
Interest cost	16.7	18.4	5.0	5.1
Actuarial loss	36.1	52.8	13.5	5.8
Benefits paid	(45.3)	(27.4)	(3.9)	(4.8)
Plan curtailment gain	—	(29.4)	—	—
Transfer to Home & Security related to the Spin-Off	—	(9.0)	—	—
Special termination benefits	—	13.5	—	—
Foreign exchange rate changes	—	—	3.5	(2.7)

Projected benefit obligation at end of year	$366.0	$357.6	$120.5	$100.1
Accumulated benefit obligation at end of year	$365.5	$356.9	$110.7	$91.7

Change in plan assets
Fair value of plan assets at beginning of year	$244.7	$271.0	$74.8	$76.3
Actual return (loss) on plan assets	33.6	(0.6)	13.1	0.3
Employer contributions	30.8	3.5	3.3	4.4
Transfer to Home & Security related to the Spin-Off	—	(1.8)	—	—
Benefits paid	(45.3)	(27.4)	(3.9)	(4.8)
Foreign exchange rate changes	—	—	2.8	(1.4)

Fair value of plan assets at end of year	$263.8	$244.7	$90.1	$74.8

Funded Status (Fair value of plan assets less PBO)	$(102.2)	$(112.9)	$(30.4)	$(25.3)

Amounts recognized in the balance sheet as of December 31, 2012 and 2011 consist of (in millions):

	U.S.		International
	2012	2011	2012	2011
Prepaid pension benefit	$—	$—	$0.9	$0.7
Current benefit payment liability	(1.7)	(31.2)	(0.8)	(0.8)
Accrued benefit liability	(100.5)	(81.7)	(30.5)	(25.2)

Net amount recognized	$(102.2)	$(112.9)	$(30.4)	$(25.3)

The amounts included in accumulated other comprehensive loss as of December 31, 2012 and 2011 consist of the following (in millions):

	U.S.		International
	2012	2011	2012	2011
Net actuarial loss	$169.5	$166.0	$20.4	$16.6
Net prior service cost	3.1	4.0	1.4	0.6

Total	$172.6	$170.0	$21.8	$17.2

Approximately $7.0 million for U.S. plans and $1.2 million for international plans of amounts in accumulated other comprehensive loss are expected to be recognized as components of net periodic benefit cost in 2013, primarily relating to net actuarial losses.

The pension benefit obligation, accumulated benefit obligation and fair value of plans assets for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2012 and 2011 are shown below (in millions).

	U.S.		International
	2012	2011	2012	2011
Projected benefit obligation	$366.0	$357.6	$51.9	$42.0
Accumulated benefit obligation	365.5	356.9	47.8	39.1
Fair value of plan assets	263.8	244.7	21.7	19.1

Components of net periodic benefit cost from continuing operations for the years ended December 31, 2012, 2011, and 2010 were as follows (in millions):

	U.S.			International
	2012	2011	2010	2012	2011	2010
Service cost	$0.9	$5.1	$5.5	$2.3	$2.1	$2.1
Interest cost	16.7	18.4	18.2	5.0	5.1	4.7
Expected return on plan assets	(20.0)	(22.7)	(23.1)	(4.4)	(5.1)	(4.4)
Amortization of net loss	4.9	8.0	7.8	0.8	0.3	0.3
Settlement loss (Note 6)	15.1	—	—	—	—	—
Curtailment loss	—	4.0	0.2	—	0.6	0.9

Net periodic benefit cost	$17.6	$12.8	$8.6	$3.7	$3.0	$3.6

As discussed in Note 6, Business Separation Costs, we recorded a $15.1 million pension settlement charge during 2012 associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in July 2012. During 2011, in addition to the net periodic benefit cost shown above, we recognized costs of $13.5 million related to special postretirement termination benefits for certain departing executives as a result of the Separation Transactions. These costs are included within “Business separation costs” in the consolidated statement of income.

The weighted-average assumptions used to determine future benefit obligations at December 31, 2012 and 2011 are as follows:

	U.S.		International
	2012	2011	2012	2011
Discount rate	4.3%	4.9%	4.2%	5.1%
Rate of compensation increase	4.5%	4.0%	3.6%	3.6%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011, and 2010 are as follows:

	U.S.
	2012	2011	2010
Discount rate	5.0%	5.6%	6.0%
Expected long-term rate of return on plan assets	7.8%	8.3%	8.6%
Rate of compensation increase	4.5%	4.0%	4.0%

	International
	2012	2011	2010
Discount rate	5.1%	5.4%	5.6%
Expected long-term rate of return on plan assets	5.8%	6.4%	6.4%
Rate of compensation increase	3.6%	3.7%	3.9%

Fair Value of Plan Assets

U.S. pension plan assets by major category of plan assets and the type of fair value measurement as of December 31, 2012 and 2011 were as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2012	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$4.5	$—	$4.5	$—
Commingled funds:
Equities:
U.S.	91.3	—	91.3	—
International	44.8	—	44.8	—
Fixed income	100.8	—	100.8	—
Multi-strategy hedge	9.7	—	—	9.7
Real estate	12.7	—	12.7	—

Total	$263.8	$—	$254.1	$9.7

		Fair Value Measurements Using
	Balance at December 31, 2011	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$5.1	$—	$5.1	$—
Commingled funds:
Equities:
U.S.	96.6	—	96.6	—
International	46.0	—	46.0	—
Fixed income	76.6	—	76.6	—
Multi-strategy hedge	9.1	—	—	9.1
Real estate	11.3	—	—	11.3

Total	$244.7	$—	$224.3	$20.4

A reconciliation of Level 3 measurements for assets of U.S. pension plans for the years ended December 31, 2012 and 2011 was as follows (in millions):

	Commingled Funds
	Multi-strategy hedge funds	Real estate	Total
Balance at December 31, 2010	$9.3	$9.8	$19.1
Actual return on assets related to assets still held	(0.2)	1.5	1.3

Balance at December 31, 2011	$9.1	$11.3	$20.4
Actual return on assets related to assets still held	0.6	—	0.6
Transfer to Level 2	—	(11.3)	(11.3)

Balance at December 31, 2012	$9.7	$—	$9.7

International pension plan assets by major category of plan assets and the type of fair value measurement as of December 31, 2012 and 2011 were as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2012	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$0.2	$—	$0.2	$—
Group annuity/insurance contracts	27.2	—	—	27.2
Commingled funds:
Equities:
U.S.	7.5	—	7.5	—
International	30.0	—	30.0	—
Fixed income	22.4	—	22.4	—
Real estate	2.8	—	2.8	—

Total	$90.1	$—	$62.9	$27.2

		Fair Value Measurements Using
	Balance at December 31, 2011	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$0.5	$—	$0.5	$—
Group annuity/insurance contracts	20.9	—	—	20.9
Commingled funds:
Equities:
U.S.	6.7	—	6.7	—
International	24.8	—	24.8	—
Fixed income	19.6	—	19.6	—
Real estate	2.3	—	2.0	0.3

Total	$74.8	$—	$53.6	$21.2

A reconciliation of Level 3 measurements for assets of international pension plans for the years ended December 31, 2012 and 2011 was as follows (in millions):

	Group annuity/ insurance contracts	Comingled Funds - Real estate	Total
Balance at December 31, 2010	$22.7	$0.3	$23.0
Actual return on assets related to assets still held	0.1	—	0.1
Purchases, sales and settlements, net	(1.2)	—	(1.2)
Currency impact	(0.7)	—	(0.7)

Balance at December 31, 2011	$20.9	$0.3	$21.2
Actual return on assets related to assets still held	7.1	—	7.1
Purchases, sales, and settlements, net	(1.3)	—	(1.3)
Currency impact	0.5	—	0.5
Transfer to Level 2	—	(0.3)	(0.3)

Balance at December 31, 2012	$27.2	$—	$27.2

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

Investment Policy and Strategy

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The U.S. defined benefit plan has adopted a dynamic strategy to reduce the plan’s investment risk as its funded status improves. The strategy will reduce the allocation to return seeking assets and increase the allocation to liability hedging assets over time with the intention of reducing volatility of the funded status and pension costs. The U.S. investment policy currently targets a 60% allocation to return seeking assets and 40% to liability hedging assets, based on the plan’s current funded status. The return seeking assets are comprised of approximately 85% equity and 15% other investments. The liability hedging assets are comprised of intermediate-term and long-term investment grade corporate bonds. Non-U.S. investment asset allocation targets may differ depending on the country, allowing up to 90% equity, 100% fixed investments and up to 20% in real estate. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Cash Flows

Contributions

Based on current assumptions as of December 31, 2012, we expect to contribute approximately $1.7 million and $3.4 million, respectively, to our U.S. and international pension plans during 2013.

Estimated Future Retirement Benefit Payments

Estimated future benefit payments for pension plans are as follows at December 31, 2012 (in millions):

	U.S.	International
2013	$16.8	$5.3
2014	17.2	4.4
2015	17.6	4.7
2016	18.2	4.7
2017	18.7	4.9
Years 2018-2022	100.2	27.5

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Other Post-Retirement Benefit Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2012 and 2011, for our other postretirement benefit plans (in millions):

	2012	2011
Change in projected benefit obligation (“PBO”)
Projected benefit obligation at beginning of year	$13.0	$14.4
Service cost	0.3	0.4
Interest cost	0.5	0.7
Actuarial loss (gain)	0.2	(0.8)
Participants’ contributions	0.6	0.3
Benefits paid	(1.6)	(1.2)
Plan curtailment gain	—	(0.8)

Projected benefit obligation at end of year	$13.0	$13.0

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.0	0.9
Participants’ contributions	0.6	0.3
Benefits paid	(1.6)	(1.2)

Fair value of plan assets at end of year	$—	$—

Funded Status (Fair value of plan assets less PBO)	$(13.0)	$(13.0)

Amounts recognized in the balance sheet as of December 31, 2012 and 2011 consist of (in millions):

	2012	2011
Current benefit payment liability	$(1.2)	$(1.2)
Accrued benefit liability	(11.8)	(11.8)

Net amount recognized	$(13.0)	$(13.0)

The amounts included in accumulated other comprehensive loss consist of the following, for our other postretirement benefit plans, as of December 31, 2012 and 2011 (in millions):

	2012	2011
Net actuarial gain	$1.7	$2.3
Net prior service credit	1.7	5.0

Total	$3.4	$7.3

Approximately $0.8 million of amounts in accumulated other comprehensive loss are expected to be recognized as components of net periodic benefit cost in 2013, primarily relating to amortization of prior service credits for certain other postretirement benefit plans.

Components of net periodic income from continuing operations for our other postretirement benefit plans for the years ended December 31, 2012, 2011, and 2010 were as follows (in millions):

	2012	2011	2010
Service cost	$0.3	$0.4	$0.4
Interest cost	0.5	0.7	0.7
Amortization of prior service credit	(3.7)	(4.4)	(4.5)
Curtailment gain	—	(4.1)	—

Net periodic benefit income	$(2.9)	$(7.4)	$(3.4)

The weighted-average assumptions used to determine future benefit obligations at December 31, 2012 and 2011 are as follows:

	2012	2011
Discount rate	3.8%	4.8%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Discount rate	4.8%	5.1%	5.8%

The assumed weighted-average health care trend rates at December 31, 2012 and 2011 are as follows:

	2012	2011
	Medical and Prescription Drug	Medical and Prescription Drug
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2017

A one-percentage-point increase/decrease in assumed health care cost trend rates would increase/decrease the postretirement benefit obligation by $0.5 million. The impact of a one-percentage point increase/decrease on the service and interest cost is not significant.

Cash Flows

Based on current assumptions, we expect to contribute approximately $1.2 million to our retiree healthcare plan during 2013. Estimated future benefit payments for our retiree healthcare plan are approximately $1 million per year for the next five years and an aggregate of $5 million for the five years thereafter.

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. The expense recognized for these plans was $15.2 million, $13.0 million, and $12.6 million in 2012, 2011, and 2010, respectively.

18.	Commitments and Contingencies

Legal

Tobacco Litigation and Indemnification

On December 22, 1994, we sold The American Tobacco Company (ATCO) subsidiary to Brown & Williamson Tobacco Corporation (now known as Brown & Williamson Holding, Inc.) (B&W). In connection with the sale, B&W and ATCO, which subsequently merged into B&W, agreed, under an Indemnification Agreement (the Indemnification Agreement), to indemnify the Company against claims including legal expenses arising from smoking and health and fire-safe cigarette matters relating to the tobacco business of ATCO.

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

Internal Investigation

As previously disclosed, we are performing an investigation into whether our business in India has been conducted in compliance with Company policies and applicable law, including the Foreign Corrupt Practices Act. We commenced the investigation as a result of information obtained through our internal compliance procedures and an internal audit of the India business. We voluntarily notified the U.S. Department of Justice (“DOJ”) and the SEC of our investigation and are providing the DOJ and SEC updates on our progress.

We are presently unable to predict the duration, scope, result or related costs of the internal investigation or of any potential investigations by the DOJ, SEC or any other authority. At this time, we also cannot reasonably estimate the potential liabilities that may result from the DOJ’s or SEC’s review, and no accruals for such potential liabilities were established as of December 31, 2012. However, it is reasonably possible that such liabilities could have a material impact on our results of operations, cash flows or financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures have had, and will likely continue to have over the near term, a disruptive effect on our India business.

The India business accounted for approximately 2% of our consolidated net sales (approximately 9% of APSA net sales) for the twelve months ended December 31, 2012 and a smaller percentage of our consolidated operating income.

Other Legal Matters

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, purported class actions, employment claims, actions by tax and customs authorities, internal investigations, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these actions and are contesting them vigorously. We do not believe that any currently pending legal proceedings or investigations to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Guarantees

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $25.6 million, of which our guarantee exposure was $23.1 million based on facilities utilized at December 31, 2012. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain estimated tax related obligations that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities for these tax indemnifications is approximately $50 million and $40 million as of December 31, 2012 and 2011, respectively; at December 31, 2012, approximately $20 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our consolidated balance sheet. The change in the liability amount is primarily due to increased obligations related to state and foreign income taxes indemnified under the agreement, and offset by our payment of a portion of the estimated obligation. Our actual obligation may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Commitments

Purchase obligations primarily include contracts for raw materials; advertising, selling, and administrative services; and capital expenditures. Our purchase obligations as of December 31, 2012 were (in millions):

	Payments Due by Period as of December 31, 2012
	Total	2013	2014-2015	2016-2017	Thereafter
Purchase obligations	$277.4	$144.3	$90.6	$36.9	$5.6

Customer Concentration

During the year ended December 31, 2012, our top three customers (Southern Wine & Spirits, the Company’s 50% owned joint ventures with The Edrington Group, and Coca-Cola Amatil) collectively accounted for 40% of our net sales. Accounts receivable from these three customers were similarly concentrated at December 31, 2012, as were net sales and accounts receivable in prior years. We believe our relationships with our top three customers are good, collection of amounts due from these three customers at December 31, 2012 are reasonably assured, and a loss of any of these customers would be offset by the availability of other distributors for our products with minimal disruption to our operations.

19.	$2.67 Convertible Preferred Stock

On November 20, 2012, we completed the previously announced redemption of all outstanding shares (49,590 shares) of our $2.67 Convertible Preferred Stock that had not been converted in accordance with their terms into shares of our common stock. As a result of such redemption, there are no longer any issued and outstanding shares of our $2.67 Convertible Preferred Stock. Pursuant to the redemption, stockholders tendered the outstanding shares for payment at an aggregate redemption price of $31.02 per share ($30.50 per share plus accrued and unpaid dividends of $0.52 per share). We paid the aggregate redemption price for the shares in cash during the fourth quarter of 2012. There were 153,710 shares of the $2.67 Convertible Preferred Stock outstanding at December 31, 2011.

We paid cash dividends on preferred stock in the aggregate amount of $0.3 million ($2.52 per share) in the year ended December 31, 2012 and $0.4 million ($2.67 per share) in each of the years ended December 31, 2011 and 2010.

20.	Capital Stock

We have 750 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity during the years ended December 31, 2012 and 2011 are as follows:

	Common Shares		Treasury Shares
	2012	2011	2012	2011
Balance at the beginning of the year	155,939,112	153,212,023	78,938,424	81,665,513
Preferred stock conversion to common stock	875,276	50,584	(875,276)	(50,584)
Stock plan shares issued	3,538,096	2,770,673	(3,538,096)	(2,770,673)
Shares surrendered by optionees	(232,147)	(94,168)	232,147	94,168

Balance at the end of the year	160,120,337	155,939,112	74,757,199	78,938,424

We paid cash dividends on common stock in the aggregate amount of $129.8 million ($0.82 per share), $117.4 million ($0.76 per share), and $115.8 million ($0.76 per share) in the years ended December 31, 2012, 2011, and 2010, respectively.

21.	Segment Information

Our three operating segments, which are also our reportable segments, are: North America, EMEA (Europe/Middle East/Africa), and APSA (Asia-Pacific/South America). Our reportable segments are based on internal organization of the business used by management for making operating decisions and assessing performance. Key countries/markets included in North America are the United States, Canada, and Mexico. Key countries/markets included in EMEA are Germany, Spain, the United Kingdom, Russia, Turkey, Ireland, Italy, Hungary, Czech Republic, Romania, South Africa, North America Duty Free, and Europe Travel Retail. Key countries/markets included in APSA are Australia, New Zealand, Southeast Asia, China, Brazil, India, South Korea, and Japan.

Each operating segment derives revenues from the sale of distilled spirits. Segment net sales is net sales excluding items considered by management to be unusual or infrequent in nature. The measure of segment profitability regularly reviewed by the chief operating decision maker is operating income before charges/gains that management believes are not considered indicative of the segments’ underlying operating performance; consequently segment results presented in accordance with GAAP exclude such items. Charges/gains excluded from segment results include asset impairment charges, restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring charges under GAAP, acquisition and integration-related costs, business separation costs, the one-time sales impact of transitioning to our long-term distribution agreement in Australia, and certain other items which we believe are not considered indicative of our ongoing performance. Unallocated corporate costs in 2011 and 2010 reflect the estimated, incremental historical Fortune Brands corporate structure as compared to the estimated Beam corporate structure following the Spin-Off. We estimated our lower corporate cost structure based on analysis and projections of costs expected to be incurred by us had the Separation Transactions occurred on January 1, 2011.

Financial information for each segment is presented in the tables below. Asset information by segment is not presented as this information is not provided to or reviewed by our chief operating decision maker.

(In millions)	2012	2011	2010
Net sales:
North America	$1,450.6	$1,271.5	$1,161.8
EMEA	512.7	505.9	477.8
APSA	502.6	487.4	455.3

Segment net sales	$2,465.9	$2,264.8	$2,094.9

Australia distribution one-time sale	—	46.3	—

Consolidated net sales	$2,465.9	$2,311.1	$2,094.9

Income from continuing operations before income taxes:
North America	$393.5	$360.9	$359.8
EMEA	123.6	120.3	98.7
APSA	114.8	91.0	93.8

Total segment income	$631.9	$572.2	$552.3

Deduct:
Business separation costs (Note 6)	13.8	83.8	2.3
Restructuring charges (Note 7)	4.3	7.7	15.4
Asset impairment charges (Note 12)	15.6	31.3	—
Loss on sale of brands and related assets (Note 2)	—	—	16.0
Other charges (Note 7)	22.3	17.9	10.5
Unallocated corporate costs	—	36.0	51.9

Consolidated operating income	$575.9	$395.5	$456.2
Interest expense	109.0	117.4	143.7
Loss on early extinguishment of debt	—	149.2	—
Other income	(35.1)	(40.4)	(33.2)

Income from continuing operations before income taxes	$502.0	$169.3	$345.7

(In millions)	2012	2011	2010
Depreciation expense:
North America	$50.8	$43.9	$37.9
EMEA	25.9	24.6	25.3
APSA	25.2	22.4	21.7

Depreciation expense	$101.9	$90.9	$84.9

Amortization of intangible assets:
North America	$8.5	$7.9	$7.2
EMEA	4.4	4.4	4.9
APSA	4.3	4.0	4.2

Amortization of intangible assets	$17.2	$16.3	$16.3

Refer to Note 7, Restructuring and Other Charges, for more information on restructuring charges and other charges.

Net sales (based on country of destination) for the years ended December 31, 2012, 2011, and 2010 and long-lived assets at December 31, 2012 and 2011, by location, are as follows (in millions):

	2012	2011	2010
Net sales:
United States	$1,351.3	$1,163.8	$1,034.6
Australia	247.2	289.7	246.2
All other countries	867.4	857.6	814.1

Total net sales	$2,465.9	$2,311.1	$2,094.9

Long-lived assets:
United States	$457.7	$359.8
Spain	153.8	164.3
All other countries	176.4	205.6

Total long-lived assets	$787.9	$729.7

22.	Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2012 and 2011 are as follows (in millions, except per share data):

	2012
	First Quarter	Second Quarter (a)	Third Quarter (b)	Fourth Quarter (c)
Net sales	$533.8	$595.5	$627.5	$709.1
Gross profit	314.7	346.9	371.5	405.3
Income from continuing operations	78.4	101.3	91.7	126.8
Income (loss) from discontinued operations	0.7	(0.8)	(15.2)	(0.5)
Net income	79.1	100.5	76.5	126.3
Basic earnings (loss) per Beam Inc. common share
Continuing operations	$0.50	$0.64	$0.58	$0.79
Discontinued operations	—	(0.01)	(0.10)	—

Net income	$0.50	$0.63	$0.48	$0.79

Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$0.49	$0.63	$0.57	$0.79
Discontinued operations	—	(0.01)	(0.10)	—

Net income	$0.49	$0.62	$0.47	$0.79

	2011
	First Quarter (d)	Second Quarter (e)	Third Quarter (f)	Fourth Quarter (g)
Net sales	$524.0	$570.4	$579.2	$637.5
Gross profit	294.4	328.7	335.8	364.4
Income (loss) from continuing operations	61.7	62.4	(82.0)	91.2
Income (loss) from discontinued operations	21.5	267.6	495.8	(2.7)
Net income	83.2	330.0	413.8	88.5
Net income attributable to Beam Inc.	81.2	328.6	413.1	88.5
Basic earnings (loss) per Beam Inc. common share
Continuing operations	$0.40	$0.40	$(0.53)	$0.59
Discontinued operations	0.13	1.73	3.20	(0.02)

Net income	$0.53	$2.13	$2.67	$0.57

Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$0.39	$0.40	$(0.53)	$0.58
Discontinued operations	0.13	1.69	3.20	(0.02)

Net income	$0.52	$2.09	$2.67	$0.56

(a)	Unusual items impacting the quarter ended June 30, 2012 include (on a pre-tax basis): $13.8 million for business separation costs, $12.1 million for acquisition and integration-related charges incurred in connection with the May 2012 acquisition of the Pinnacle assets, and $18.0 million tax indemnification income related to the resolution of routine foreign tax audits.
(b)	Unusual items impacting the quarter ended September 30, 2012 include: an unfavorable income tax adjustment of $7 million related to the correction of prior year items, which were determined to be immaterial to all periods impacted.
(c)	Unusual items impacting the quarter ended December 31, 2012 include: $15.6 million (pre-tax) for impairment of the Larios tradename, $22 million of excess net foreign tax credits related to U.S. taxes applicable to repatriation of current year foreign earnings, and $9 million net tax benefit related to the resolution of certain foreign and U.S. federal tax audits. In the fourth quarter of 2012, we discovered certain income tax errors related to our discontinued Golf operations (primarily relating to the 2011 tax return filing process). These income tax errors resulted in third quarter 2012 loss from discontinued operations being overstated and net income being understated by approximately $11 million. In addition, both income from discontinued operations and net income in 2011 were understated by $5 million related to these errors. The correction of these errors in the fourth quarter of 2012 understated loss from discontinued operations and overstated net income by $16 million. We consider these errors to be immaterial to all quarterly and annual periods impacted, based on several factors including the fact that the errors impact businesses previously discontinued and do not impact our continuing operations.
(d)	Unusual items impacting the quarter ended March 31, 2011 include (on a pre-tax basis): $46.3 million favorable one-time sales impact and $23.6 million favorable one-time operating income impact associated with our transition to a new long-term manufacturing and distribution agreement in Australia and $9.2 million related to business separation costs.
(e)	Unusual items impacting the quarter ended June 30, 2011 include (on a pre-tax basis): $8.0 million for business separation costs.
(f)	Unusual items impacting the quarter ended September 30, 2011 include (on a pre-tax basis): $134.0 million loss on early extinguishment of debt, $68.6 million of business separation costs, $25.0 million of acquisition-related contingent consideration, and $7.6 million gain related to a distribution from our Maxxium investment.
(g)	Unusual items impacting the quarter ended December 31, 2011 include: $31.3 million (pre-tax) for impairment of the DYC and Larios tradenames, $19 million tax benefit related to the resolution of routine foreign tax audits, and $15.2 million (pre-tax) loss on early extinguishment of debt.

23.	Subsequent Events

In January 2013, we sold certain non-strategic, economy brands and related inventory for approximately $65 million. We do not expect the sale of these assets, including allocated goodwill, to have a significant after-tax impact on our 2013 results of operations. These brands, sold in North America, generated 2012 revenues of approximately $30 million on volumes of approximately 1.8 million cases. As part of the sale agreement, we will continue to produce and bottle the brands for the buyer through January 2014.

In January 2013, we repaid, upon maturity, the remaining principal of our €218.8 million ($296.9 million) 4% notes primarily with existing cash and supplemented with short-term borrowings.

In January 2013, we entered into a cross currency interest rate swap in an aggregate notional amount of €60 million. The derivative is structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid quarterly through termination of the swaps in July 2014. This swap is expected to have minimal impact to our statement of operations because we also have €60 million of non-functional currency intercompany notes receivable that are subject to foreign currency translation gain/loss. However, the cash settlement gain/loss upon termination of the swap may be significant.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Beam Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Beam Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2013

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of the Registered Public Accounting Firm.

The report on the effectiveness of the Company’s internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors has adopted a Code of Ethics for the CEO and Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer and controller. The Code of Ethics for the CEO and Senior Financial Officers is available, free of charge, on the Company’s website, www.beamglobal.com. A copy of the Code of Ethics for the CEO and Senior Financial Officers is also available and will be sent to shareholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

The name, present position and offices with the Company, principal occupations during the past five years and age of each of the Company’s executive officers are set forth below. References to “Beam Global Spirits & Wine, Inc.” are to the spirits operating segment of Fortune Brands prior to the Spin-Off.

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Matthew J. Shattock	President and Chief Executive Officer of the Company since October 2011; President and Chief Executive Officer of Beam Global Spirits & Wine, Inc. from March 2009 to October 2011; Region President of Cadbury Plc, a confectionary company, from 2003 to 2008.	50

Robert F. Probst	Senior Vice President and Chief Financial Officer since October 2011; Senior Vice President and Chief Financial Officer of Beam Global Spirits & Wine, Inc. from September 2008 to October 2011; Vice President Finance at Baxter International Inc., a global diversified healthcare company, from January 2005 to September 2008 where he was a divisional chief financial officer responsible for financial services, strategic planning and business development.	45

William A. Newlands	Senior Vice President and President, North America since October 2011; Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011; Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010; President of Beam Wine Estates from July 2005 to February 2008.	54

Albert Baladi	Senior Vice President and President, Europe/Middle East/Africa since October 2011; Senior Vice President and President, Europe/Middle East/Africa of Beam Global Spirits & Wine, Inc. from March 2011 to October 2011; Managing Director, South Pacific of YUM! Restaurants International, a division of YUM! Brands, Inc., the world’s largest quickserve restaurant company, from January 2008 to February 2011, where he led the business in Australia and New Zealand.	48

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Philip A. Baldock	Senior Vice President and President, Asia-Pacific/South America since October 2011; Senior Vice President and President, Asia-Pacific/South America of Beam Global Spirits & Wine, Inc. from November 2010 to October 2011; Managing Director, Asia-Pacific Region of Beam Global Spirits & Wine, Inc. from January 2005 to November 2010.	52

Nicholas I. Fink	Senior Vice President, Chief Strategy Officer since May 2012; Vice President, Strategy & Corporate Development from January 2012 to May 2012; Managing Director of Beam Canada from May 2010 to December 2011; Senior Brand Director Courvoisier and Fortified Wines from October 2009 to May 2010; Associate General Counsel of Beam Global Spirits & Wine, Inc. from June 2006 to October 2009.	38

Kevin B. George	Senior Vice President and Chief Marketing Officer since October 2011; Senior Vice President and Chief Marketing Officer of Beam Global Spirits & Wine, Inc. from September 2009 to October 2011; Vice President and General Manager, Unilever N.V., one of the world’s leading suppliers of consumer goods, from August 2006 to September 2009, where he managed one of Unilever’s three U.S. business units.	46

Ian Gourlay	Senior Vice President Global Operations and Supply Chain since October 2011; Senior Vice President Global Operations and Supply Chain of Beam Global Spirits & Wine, Inc. from September 2005 to October 2011.	57

C. Clarkson Hine	Senior Vice President – Corporate Communications and Public Affairs since October 2011; Vice President – Corporate Communications and Public Affairs from January 2009 to October 2011; Vice President – Corporate Communications from September 1999 to January 2009.	49

Mindy Mackenzie	Senior Vice President and Chief Human Resources Officer since October 2011; Senior Vice President Human Resources of Beam Global Spirits & Wine, Inc. from January 2010 to October 2011; Vice President Human Resources and Communications APAC of Campbell Soup Company, a global manufacturer of branded convenience food products, from January 2008 to December 2010, where she directed all regional human resources and communication programs.	42

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Kenton R. Rose	Senior Vice President, General Counsel and Chief Administrative Officer and Secretary since October 2011; Senior Vice President, General Counsel and Chief Administrative Officer of Beam Global Spirits & Wine, Inc. from October 2001 to October 2011.	55

Leo A. Mierzwicki	Vice President and Global Controller since October 2011; Vice President, Controller of Beam Global Spirits & Wine, Inc. from May 2009 to October 2011; Assistant Controller of Trane Inc. (f/k/a American Standard Co.), a global manufacturer of heating, ventilation and air conditioning equipment, from July 2007 to September 2008, where he was responsible for controllership and financial planning and analysis.	43

In the case of each of the above-listed executive officers, the occupations given were the principal occupation and employment during the periods indicated. No executive officers are related to any other executive officer. No executive officer was selected pursuant to any arrangement or understanding between the executive officer, director, or director nominee and any other person. All executive officers are elected annually by the Board of Directors.

Item 11.	Executive Compensation.

See the information under the captions “Board Committees — Compensation Committee,” “Director Compensation,” “2012 Executive Compensation,” “Compensation Risks,” “Compensation Discussion and Analysis” and “Compensation Committee Report” contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions “Certain Information Regarding Security Holdings” and “Equity Compensation Plan Information” contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2013 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2012, 2011, and 2010 contained in Item 8 hereof.

Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2012 and 2011 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011, and 2010 contained in Item 8 hereof.

Consolidated Statement of Equity for the years ended December 31, 2012, 2011, and 2010 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

All schedules are omitted because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

2.	Acquisitions and Dispositions

2.1.	Stock Purchase Agreement dated as of May 19, 2011 by and between the Company and Alexandria Operations Corp (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).†

(i)	Amendment No. 1 to Stock Purchase Agreement dated July 29, 2011 by and between the Company and Alexandria Operations Corp. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

2.2.	Separation and Distribution Agreement dated as of September 27, 2011 by and between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

3.	Articles of Incorporation and By-Laws

3.1.	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on November 27, 2012, Commission file number 1-9076).

3.2.	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

4.	Instruments Defining the Rights of Security Holders ††

4.1.	Indenture dated as of July 15, 1988 between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (“JPMorgan Chase”) (incorporated by reference to Exhibit 4a to our Current Report on Form 8-K filed on June 27, 1989, Commission file number 1-9076).

(i)	First Supplemental Indenture dated as of November 14, 1990 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4b to our Current Report on Form 8-K filed on November 19, 1990, Commission file number 1-9076).

(ii)	Second Supplemental Indenture dated as of September 1, 1991 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4c to our Current Report on Form 8-K filed on October 10, 1991, Commission file number 1-9076).

(iii)	Third Supplemental Indenture dated as of May 28, 1997 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076).

4.2.	Indenture dated as of April 15, 1999 between the Company and The Bank of New York Mellon Trust Company (N.A.) (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076).

(i)	Form of Global Note for the Company’s 1.875% Notes due 2017 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

(ii)	Form of Global Note for the Company’s 3.250% Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

4.3.	Conformed copy of the Fiscal Agency Agreement dated February 1, 2006 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2006, Commission file number 1-9076).

10.	Material Contracts

Management Contracts and Compensatory Plans and Arrangements

10.1.	Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed on March 9, 2012, Commission file number 1-9076).

10.2.	1999 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076).

10.3.	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076).

(i)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iii)	Form of Incentive Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iv)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(v)	September 2005 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vi)	September 2005 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vii)	September 2006 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(viii)	September 2006 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(ix)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.4.	2007 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076).

(i)	Form of Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(iii)	First Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076).

(iv)	Second Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076).

(v)	September 2009 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission file number 1-9076).

(vi)	February 2010 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission file number 1-9076).

(vii)	Form of Performance Award Notice and Terms and Conditions for 2010-2012 awards (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2010, Commission file number 1-9076).

(viii)	Form of Amendment to February 2009, July 2009 and February 2010 Performance Stock Awards Terms and Conditions (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2010, Commission file number 1-9076).

(ix)	February 2011 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.4 (xvi) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(x)	Form of Performance Award Notice and Terms and Conditions for 2011-2013 awards (incorporated by reference to Exhibit 10.4 (xvii) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(xi)	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.4 (xviii) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

10.5.	Supplemental Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2007, Commission file number 1-9076).

(i)	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers (incorporated by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(ii)	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers (incorporated by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(iii)	Amendment to the Supplemental Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076).

(iv)	Second Amendment to the Supplemental Plan (as amended and restated effective January 1, 2008) as of October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2010, Commission file number 1-9076).

10.6.	2011 Long-Term Incentive Plan (incorporated herein by reference to Appendix C to our Proxy Statement filed on March 7, 2011, Commission file number 1-9076).

(i)	First Amendment to the 2011 Long-Term Incentive Plan (incorporated herein by reference to Annex A to our additional definitive proxy materials on Schedule 14A filed on March 29, 2011, Commission file number 1-9076).

(ii)	Form of Founders Grant Restricted Stock Unit Agreement Terms and Conditions (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

(iii)	Form of Founders Grant Nonqualified Stock Options Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

(iv)	Form of Performance Share Award Agreement for 2012-2014 Awards under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

(v)	Form of Restricted Stock Unit Agreement for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

(vi)	Form of Nonqualified Stock Option Terms and Conditions for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

10.7.	Beam Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on November 9, 2011, Commission file number 333-177865).

10.8.	2002 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission file number 1-9076).

(i)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(ii)	Amendment to 2002 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.9.	2010 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on March 8, 2010, Commission file number 1-9076).

10.10.	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.11.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof (incorporated by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076).

(i)	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan (incorporated by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076).

(ii)	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

10.12.	Severance Plan for Vice Presidents, as amended and restated July 15, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

10.13.	Form of Agreement for the Payment of Benefits Following Termination of Employment dated as of October 4, 2011 between the Company and each of Messrs. Shattock, Probst, Newlands, Baladi and Baldock (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2011, Commission file number 1-9076).

10.14.	Beam Executive Deferred Compensation Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 10, 2012, Commission file number 1-9076).

Other Material Contracts

10.15.	Underwriting Agreement, dated May 10, 2012, between the Company and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated for themselves and on behalf of the several underwriters named therein (incorporated by reference to Exhibit 1 to our Current Report on Form 8-K filed on May 16, 2012, Commission file number 1-9076).

10.16.	Credit Agreement dated as of December 14, 2011, among Beam Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2011, Commission file number 1-9076).

10.17.	Indemnification Agreement dated as of September 14, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-9076).

10.18.	Tax Allocation Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.19.	Employee Matters Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.20.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 10.64 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

10.21.	Supplemental Agreement dated as of July 30, 2004 among the Company, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) (incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, Commission file number 1-9076).

12*	Statement re computation of ratio of earnings to combined fixed charges and preferred dividends.

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24*	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99*	List of Pending/Terminated Cases.

101*	The following materials from the Beam Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
††	In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: February 26, 2013	BY:	/s/ MATTHEW J. SHATTOCK

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

/s/ MATTHEW J. SHATTOCK	/s/ ANN F. HACKETT*
Matthew J. Shattock, President and Chief Executive Officer (principal executive officer) and Director	Ann F. Hackett, Director Date: February 26, 2013
Date: February 26, 2013

/s/ ROBERT F. PROBST	/s/ A.D. DAVID MACKAY*
Robert F. Probst, Senior Vice President and Chief	A. D. David Mackay, Director
Financial Officer (principal financial officer)	Date: February 26, 2013
Date: February 26, 2013

/s/ LEO A. MIERZWICKI	/s/ GRETCHEN W. PRICE*
Leo A. Mierzwicki, Vice President and Corporate	Gretchen W. Price, Director
Controller (principal accounting officer)	Date: February 26, 2013
Date: February 26, 2013

/s/ RICHARD A. GOLDSTEIN*	/s/ ROBERT A. STEELE*
Richard A. Goldstein, Director	Robert A. Steele, Director
Date: February 26, 2013	Date: February 26, 2013

/s/ STEPHEN W. GOLSBY*	/s/ PETER M. WILSON*
Stephen W. Golsby, Director	Peter M. Wilson, Director
Date: February 26, 2013	Date: February 26, 2013

*By:	/s/ KENTON R. ROSE
Kenton R. Rose, Attorney-in-Fact