Form 10-Q
period 2013-03-31
BEAM INC
filed 2013-05-06
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at March 31, 2013, was 160,889,166.

Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three months ended March 31,
(In millions, except per share amounts)	2013	2012
Sales	$715.2	$662.9
Less: Excise taxes	(137.5)	(129.1)

Net sales	577.7	533.8
Cost of goods sold	228.6	219.1

Gross profit	349.1	314.7
Advertising and marketing expense	74.8	76.7
Selling, general and administrative expense	102.9	100.4
Amortization of intangible assets	4.5	4.2
Gain on sale of brands and related assets	(12.8)	—
Restructuring charges	0.7	2.3

Operating income	179.0	131.1
Interest expense	26.4	24.5
Other income	(1.4)	(5.9)

Income from continuing operations before income taxes	154.0	112.5
Income taxes	38.2	34.1

Income from continuing operations	115.8	78.4
(Loss) income from discontinued operations, net of tax	(1.3)	0.7

Net income	$114.5	$79.1

Basic earnings (loss) per common share
Continuing operations	$0.72	$0.50
Discontinued operations	(0.01)	—

Net income	$0.71	$0.50

Diluted earnings (loss) per common share
Continuing operations	$0.72	$0.49
Discontinued operations	(0.01)	—

Net income	$0.71	$0.49

Cash dividends per share paid on common stock	$0.225	$0.205
Weighted-average common shares outstanding—basic	160.5	157.1
Weighted-average common shares outstanding—diluted	161.8	159.6

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(In millions)	2013	2012
Net income	$114.5	$79.1
Other comprehensive (loss) income:
Foreign currency translation adjustments
Foreign currency translation (losses) gains	(53.8)	119.7
Derivative instruments
Derivative instrument losses	(0.9)	(1.5)
Reclassification adjustments included in earnings	0.3	0.8
Tax benefit	0.2	0.3

Derivative instruments, net	(0.4)	(0.4)
Pension and other postretirement benefit adjustments
Reclassification adjustments included in earnings	1.6	0.6
Tax expense	(0.5)	(0.2)

Pension and other postretirement benefit adjustments, net	1.1	0.4

Total other comprehensive (loss) income	(53.1)	119.7

Comprehensive income	$61.4	$198.8

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except per share amounts)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$65.1	$365.7
Accounts receivable from customers	447.0	413.7
Accounts receivable from related parties	23.2	42.0
Inventories	1,764.3	1,736.9
Other current assets	258.9	305.1

Total current assets	2,558.5	2,863.4
Property, plant and equipment	781.4	787.9
Goodwill	2,539.2	2,571.0
Other intangible assets	2,268.2	2,308.1
Investments in affiliates	53.0	51.5
Other non-current assets	60.9	55.0

Total assets	$8,261.2	$8,636.9

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$192.0	$480.1
Accounts payable to vendors	161.9	213.6
Accounts payable to related parties	37.8	50.4
Other current liabilities	386.5	464.5

Total current liabilities	778.2	1,208.6
Long-term debt	2,022.8	2,024.9
Deferred income taxes	440.7	453.0
Accrued pension and postretirement benefits	141.4	142.8
Other non-current liabilities	199.9	195.5

Total liabilities	$3,583.0	$4,024.8

Equity
Common stock, par value $3.125 per share (750.0 shares authorized; 234.7 shares issued; 160.9 shares outstanding in 2013 and 160.1 shares outstanding in 2012)	734.0	734.0
Paid-in capital	885.5	873.7
Accumulated other comprehensive loss	(239.1)	(186.0)
Retained earnings	6,217.8	6,139.7
Treasury stock, at cost	(2,920.0)	(2,949.3)

Total equity	4,678.2	4,612.1

Total liabilities and equity	$8,261.2	$8,636.9

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In millions)	Three months ended March 31,
	2013	2012
Operating activities
Net income	$114.5	$79.1
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	28.3	24.6
Amortization	2.6	1.3
Stock-based compensation	6.3	4.4
Deferred income taxes	(2.7)	2.8
Gain on sale of assets	(12.0)	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(20.5)	16.5
Inventories	(65.7)	(61.8)
Accounts payable	(50.3)	(18.1)
Other assets	46.3	21.8
Accrued expenses and other liabilities	(106.3)	(122.2)

Net cash used in operating activities	(59.5)	(51.6)

Investing activities
Capital expenditures	(26.0)	(23.4)
Proceeds from the disposition of assets	65.6	0.3
Acquisitions, net of cash acquired	—	(71.7)
Return of investment in affiliates	—	2.0
Cash transfer from Fortune Brands Home & Security in spin-off	—	6.0

Net cash provided by (used in) investing activities	39.6	(86.8)

Financing activities
Increase (decrease) in short-term debt, net	2.3	(8.5)
Repayment of long-term debt	(294.8)	—
Dividends to stockholders	(36.1)	(32.3)
Proceeds from stock-based awards, net	29.5	45.2
Tax benefit on stock-based awards	4.5	3.1

Net cash (used in) provided by financing activities	(294.6)	7.5
Effect of foreign exchange rate changes on cash	13.9	1.1

Net decrease in cash and cash equivalents	(300.6)	(129.8)
Cash and cash equivalents at beginning of period	365.7	218.3

Cash and cash equivalents at end of period	$65.1	$88.5

See Notes to Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business, Basis of Presentation, and Principles of Consolidation

Description of Business

Beam Inc. and its subsidiaries operate in the beverage alcohol industry. References to “we,” “our,” “us,” “Beam” and “the Company” refer to Beam Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company’s reportable segments are North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”), as further discussed in Note 16, Segment Information.

The Company is a leading premium spirits company that makes and sells branded distilled spirits products in major markets worldwide. Our principal products include bourbon whiskey, tequila, Scotch whisky, Canadian whisky, vodka, cognac, rum, cordials, and ready-to-drink pre-mixed cocktails.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Beam Inc. and its majority-owned subsidiaries (after elimination of intercompany transactions).

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our audited annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance, which we adopted on January 1, 2013, did not have a material impact on our condensed consolidated financial statements.

3.	Divestitures

In January 2013, we sold certain non-strategic economy brands and related inventory, including allocated goodwill, for approximately $63 million. These brands, sold in North America, generated 2012 revenues of approximately $30 million on volumes of approximately 1.8 million cases. We entered into a transition services agreement with the buyer whereby we will continue to produce and bottle the brands for the buyer through January 2014. In connection with the sale, we recorded a pre-tax gain of $11.7 million ($7.5 million after tax).

4.	Discontinued Operations

In 2011, the Company completed the sale of the Golf business (the “Golf business”) and the tax-free spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”). The Spin-Off and the sale of the Golf business are together referred to herein as the “Separation Transactions.”

In 2013 and 2012, we recorded amounts related to discontinued operations. In 2013, costs related to an increase in an estimated environmental obligation related to a business disposed of prior to 2011. In 2012, adjustments consist primarily of a pre-tax benefit of $5 million primarily related to an increase in an indemnification receivable from Home & Security, offset by $4 million of tax expense due to a 2012 U.S. tax regulation change affecting Home & Security during the period in which we owned the business.

Additional adjustments may be recorded in future periods as we continue to settle indemnification liabilities related to discontinued operations (primarily related to the Golf business sold in 2011).

5.	Stock-Based Compensation

We use stock options, performance share awards, and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. During the three months ended March 31, 2013, we granted to employees the following awards: 470,973 stock options, 172,399 performance share awards, and 122,738 RSUs. The total grant-date fair value of awards granted to employees during the three months ended March 31, 2013 was $29.8 million and related expense is expected to be recognized over a weighted-average period of three years.

6.	Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
	2013	2012
Workforce restructurings and other	$0.7	$2.3

In 2013, restructuring charges primarily related to the ongoing integration of the acquired Pinnacle vodka and Calico Jack rum brands and related assets (collectively referred to as the “Pinnacle assets”), which includes plans to move Pinnacle bottling operations from Maine to our existing operations in Kentucky. In 2012, restructuring charges related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield headquarters to Kentucky.

We presently expect future charges of approximately $4 million to complete the integration of the Pinnacle assets, which we expect to complete in the first half of 2014. Actual restructuring charges may vary from these estimates depending on the timing and extent of the initiatives we implement.

The change in the balance of the restructuring liability for the three months ended March 31, 2013 is as follows (in millions):

	Workforce Restructurings	Contract Termination Costs	Total
Balance at December 31, 2012	$3.6	$2.7	$6.3
Provision	0.9	—	0.9
Cash payments	(1.0)	(0.1)	(1.1)
Foreign currency and other	(0.1)	(0.1)	(0.2)

Balance at March 31, 2013	$3.4	$2.5	$5.9

We expect the remaining liability related to workforce restructurings to be paid in 2013 and the remaining liability related to lease costs will be paid over the respective lease terms.

Other charges

Our pre-tax operating income for the three months ended March 31, 2013 and 2012 was impacted by the following additional items (in millions):

	2013	2012
Acquisition and integration-related charges (a)	$0.3	$3.8
Other charges included in Selling, general and administrative expense (b)	1.8	0.6
Other charges included in Cost of goods sold	—	0.2

	$2.1	$4.6

(a)	Amounts for 2013 primarily consist of costs associated with the integration of the Pinnacle assets. Amounts for 2012 primarily consist of costs associated with the acquisition and integration of Cooley Distillery plc. Acquisition and integration-related charges are primarily included in “Selling, general, and administrative expense” in the condensed consolidated statement of income.
(b)	Amounts for 2013 primarily consist of legal, forensic accounting, and other third party expenses incurred in connection with our internal investigation of our India business. Amounts for 2012 primarily consist of external fees incurred in connection with various organizational streamlining initiatives.

7.	Income Taxes

The effective income tax rates for the three months ended March 31, 2013 and 2012 were 24.8% and 30.3%, respectively. The effective tax rates in 2013 and 2012 were less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates.

The effective tax rate for the three months ended March 31, 2013 was favorably impacted by a reduction in unrecognized tax benefits of $5.9 million primarily as a result of our intended participation in a tax amnesty program. The effective tax rate for the three months ended March 31, 2012 was unfavorably impacted by additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 million to $11 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

8.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding.

The computations of basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended March 31,
	2013	2012
Income from continuing operations	$115.8	$78.4
(Loss) income from discontinued operations	(1.3)	0.7

Net income	$114.5	$79.1
Less: Preferred stock dividends	—	(0.1)

Income attributable to common stockholders — basic	$114.5	$79.0

Weighted average common shares outstanding — basic	160.5	157.1
Dilutive effect of conversion of convertible preferred stock	—	1.3
Dilutive effect of exercise of stock-based awards	1.3	1.2

Weighted average common shares outstanding — diluted	161.8	159.6

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.72	$0.50
Discontinued operations	(0.01)	—

Net income	$0.71	$0.50

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.72	$0.49
Discontinued operations	(0.01)	—

Net income	$0.71	$0.49

Antidilutive shares excluded from weighted average number of common shares outstanding for diluted EPS	3.2	7.0

9.	Balance Sheet Information

Supplemental balance sheet information as of March 31, 2013 and December 31, 2012 is as follows (in millions):

	March 31,	December 31,
	2013	2012
Inventories:
Maturing spirits	$1,430.9	$1,425.2
Finished products	190.0	179.6
Other raw materials, supplies, and work in process	143.4	132.1

Total inventories	$1,764.3	$1,736.9

10.	Debt

In January 2013, we repaid at maturity the remaining principal amount of €218.8 million ($296.9 million) on our 4% notes.

11.	Derivative Instruments

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

We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities. Our primary foreign currency hedge contracts pertain to the Australian dollar, the British pound, the Canadian dollar, the Euro, and the Mexican peso.

In January 2013, we entered into a cross currency interest rate swap with a notional amount of €60 million. The derivative is structured as a swap of floating U.S. LIBOR to floating EURIBOR, with both floating interest rates reset and paid quarterly through termination of the swap in June 2014. This is a non-designated economic hedge of our exposure to European assets.

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

All derivatives are recognized at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the offsetting gain or loss on the hedged asset or liability, are recorded in current earnings. We include the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until they are reclassified to net income in the same period or periods during which the hedged transaction affects net income. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in net income.

The U.S. dollar equivalent notional amount of all of our foreign exchange contracts and interest rate swaps outstanding at March 31, 2013 and December 31, 2012 were (in millions):

	Notional Amount
	March 31, 2013	December 31, 2012
Type of hedge
Cash flow – foreign exchange contracts	$109.0	$64.6
Fair value – foreign exchange contracts	327.1	189.2
Fair value – interest rate contracts	200.0	200.0
Undesignated hedge – cross currency interest rate swap	76.9	—

The fair values of derivative instruments on the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012 were (in millions):

		Fair Value
	Balance Sheet Classification	March 31, 2013	December 31, 2012
Derivatives designated as hedges:
Assets
Foreign exchange contracts	Other current assets	$4.2	$2.8
Interest rate contracts	Other current assets	0.6	—
Interest rate contracts	Other non-current assets	2.5	3.2
Liabilities
Foreign exchange contracts	Other current liabilities	$3.1	$3.0
Derivatives not designated as hedges:
Assets
Cross currency interest rate swap	Other non-current assets	$3.6	$—

The effects of derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012 were (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
	2013	2012	Location of Gain (Loss) Recognized in Income	2013	2012
Derivatives designated as hedges:
Cash flow — foreign exchange contracts	$(0.9)	$(1.5)	Net sales (reclassifications)	$(0.3)	$(0.8)
Fair value — interest rate contracts	n/a	n/a	Interest expense	—	—
Fair value — foreign exchange contracts	n/a	n/a	Other income	2.0	(1.0)

Total	$(0.9)	$(1.5)		$1.7	$(1.8)

Derivatives not designated as hedges:
Economic hedge — cross currency interest rate swap	n/a	n/a	Other income	$3.6	$—

We estimate that net derivative losses included in accumulated other comprehensive income that will be reclassified to earnings within the next twelve months as of March 31, 2013 will be insignificant.

In the three months ended March 31, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other income was insignificant.

12.	Fair Value Measurements

Authoritative accounting guidance establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were as follows (in millions):

	Fair Value
	March 31, 2013	December 31, 2012
Assets
Derivative financial instruments (Level 2)	$10.9	$6.0
Liabilities
Derivative financial instruments (Level 2)	$3.1	$3.0
Acquisition-related contingent consideration (Level 3)	18.0	18.0

The fair value of derivative financial instruments is based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

The estimated fair value of acquisition-related contingent consideration, which excludes earned amounts that are payable at the end of the periods presented above, is considered a Level 3 measurement because the probability-weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration sales targets and assumed probabilities of achieving those targets. A change in the assumed inputs cannot increase the estimated obligation by more than $2 million. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during the three months ended March 31, 2013.

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at March 31, 2013 and December 31, 2012 was $65.1 million and $365.7 million, respectively.

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) at March 31, 2013 and December 31, 2012 was approximately $2,425.3 million and $2,706.5 million, respectively.

13.	Pension Benefits

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

Components of net periodic benefit cost for our pension plans for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31,
	U.S.		International
	2013	2012	2013	2012
Service cost	$0.3	$0.3	$0.7	$0.6
Interest cost	3.8	4.1	1.2	1.2
Expected return on plan assets	(4.7)	(5.0)	(1.2)	(1.1)
Amortization of net loss	1.5	1.3	0.3	0.2

Net periodic benefit cost	$0.9	$0.7	$1.0	$0.9

14.	Commitments and Contingencies

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

Internal Investigation

As previously disclosed, we are performing an investigation into whether our business in India has been conducted in compliance with Company policies and applicable law, including the Foreign Corrupt Practices Act. We commenced the investigation as a result of information obtained through our internal compliance procedures and an internal audit of the India business. We voluntarily notified the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) of our investigation and are providing the DOJ and SEC updates on our progress.

Our investigation is continuing, and we are presently unable to predict the duration, scope, result or related costs of the internal investigation or of any potential investigations by the DOJ, SEC or any other authority. At this time, we also cannot reasonably estimate the potential amount or range of loss that may result from the DOJ’s or SEC’s review, and no accruals for such potential liabilities were established as of March 31, 2013. However, it is reasonably possible that such liabilities could have a material impact on our results of operations, cash flows or financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures have had, and will likely continue to have over the near term, a disruptive effect on our India business.

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

Guarantees

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $25.0 million, of which our guarantee exposure was $13.9 million based on facilities utilized at March 31, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $34 million as of March 31, 2013; approximately $4 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our condensed consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Environmental Matters

We are subject to federal and state laws and regulations relating to the protection of the environment, including regulations related to remediating hazardous wastes. At March 31, 2013 and December 31, 2012, environmental accruals, which are predominately related to discontinued operations, amounted to $16.9 million and $15.0 million, respectively, and are included in “Other non-current liabilities” on our condensed consolidated balance sheet. Our liabilities for remediation obligations are based on undiscounted future cash flows.

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

15.	Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2013 (in millions):

	Foreign Currency Adjustments	Derivative Instruments (a)	Pension and Other Postretirement Adjustments (b)	Accumulated Other Comprehensive Loss
Beginning balance	$(71.1)	$4.0	$(118.9)	$(186.0)
Other comprehensive loss before reclassifications	(53.8)	(0.6)	—	(54.4)
Amounts reclassified from accumulated other comprehensive loss (net of tax expense of $0, $0.1, $0.5, and $0.6)	—	0.2	1.1	1.3

Net current period other comprehensive (loss) income	(53.8)	(0.4)	1.1	(53.1)

Ending balance	$(124.9)	$3.6	$(117.8)	$(239.1)

(a)	Pre-tax amounts reclassified from AOCI are reported in Net sales.
(b)	Pre-tax amounts reclassified from AOCI represent amortization of net loss, which is included in the computation of net periodic benefit cost (see Note 13, Pension Benefits).

16.	Segment Information

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

Each operating segment derives revenues from the sale of distilled spirits. The measure of segment profitability regularly reviewed by the chief operating decision maker is operating income before charges/gains that management believes are not considered indicative of the segments’ underlying operating performance; consequently segment results presented in accordance with GAAP exclude such items. Charges/gains excluded from segment results include asset impairment charges, restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring charges under GAAP, acquisition and integration-related costs, gains on the sale of brands and related assets, and certain other items which we believe are not considered indicative of our ongoing performance.

Financial information for each segment is presented in the tables below (in millions):

	Three months ended March 31,
	2013	2012
Net sales:
North America	$364.0	$309.3
EMEA	105.6	107.3
APSA	108.1	117.2

Consolidated net sales	$577.7	$533.8

Income from continuing operations before income taxes:
North America	$123.4	$98.6
EMEA	24.6	17.4
APSA	21.0	22.0

Total segment income	$169.0	$138.0

Deduct:
Gain on sale of brands and related assets (Note 3)	(12.8)	—
Restructuring charges (Note 6)	0.7	2.3
Other charges (Note 6)	2.1	4.6

Consolidated operating income	$179.0	$131.1
Interest expense	26.4	24.5
Other income	(1.4)	(5.9)

Income from continuing operations before income tax	$154.0	$112.5

Refer to Note 6, Restructuring and Other Charges, for more information on restructuring charges and other charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our portfolio consists of brands we identify as Power Brands, Rising Stars, Local Jewels, and Value Creators. The Power Brands are our core brand equities, with global reach in premium categories and large annual sales volume. Rising Stars are smaller premium brands in priority markets that we believe have excellent growth profiles and receive substantial advertising and marketing program support to drive expansion. Brands identified as Local Jewels act as Power Brands in local markets. Value Creators include a variety of brands providing scale and profit across multiple categories. Power Brands, Rising Stars, and combined Local Jewels/Value Creators (including non-branded sales) represent approximately 60%, 15%, and 25%, respectively, of our annual net sales (based on net sales for the year ended December 31, 2012). Our Power Brands and Rising Stars, which are the focus of our advertising and marketing programs, are listed below.

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

EXECUTIVE SUMMARY

Operational and Financial Highlights for the First Quarter of 2013

Operational and financial highlights for the first quarter of 2013 include the following:

•

Net sales increased 8% in the first quarter of 2013 as compared to the first quarter of 2012, primarily due to the May 2012 acquisition of the Pinnacle assets and sales growth driven by price/mix benefits;

•

Operating income increased 37% to $179 million in the first quarter of 2013 as compared to the year-ago period. The improvement in operating income was due to the Pinnacle acquisition, improved gross margins and lower advertising and marketing expense largely due to timing, and a gain on sale of economy brands;

•	Our diluted earnings per share from continuing operations were $0.72 in the first quarter of 2013 compared with $0.49 per share in the first quarter of 2012; and

•	We increased the indicated annual rate of our quarterly dividend by 10% to 22.5 cents per share of common stock in January 2013, beginning with the March 1, 2013 dividend payment.

Certain items had a significant impact on our financial results in the first quarters of 2013 and 2012. These include the impact of acquisition related items, the sale of brands and related assets, restructuring and other related charges, and income tax related matters.

In the first quarter of 2013, our financial results include the following:

•	Other selling, general and administrative expenses of $2 million ($1 million net of tax, or $0.01 per diluted share) associated with our internal investigation with respect to our India operations;

•

Gain on sale of brands and related assets of $13 million ($8 million net of tax, or $0.05 per diluted share) primarily related to the above mentioned sale of certain non-strategic economy brands and related assets; and

•	A benefit to income tax expense of $6 million ($0.04 per diluted share), primarily as a result of our intended participation in a tax amnesty program.

In the first quarter of 2012, our financial results include the following:

•

Restructuring and other charges of $3 million ($2 million net of tax, or $0.01 per diluted share) primarily related to organizational streamlining initiatives, including the Company’s relocation of certain of its U.S. finance and human resource shared services from its Deerfield headquarters to Kentucky;

•

Acquisition and integration related charges of $4 million ($6 million net of tax, or $0.04 per diluted share) incurred in connection with the January 2012 acquisition and integration of the Cooley business. The pre-tax charges consist of transaction expenses as well as a distributor termination fee. The net tax expense includes a $3 million tax on earnings distributed within certain of Beam’s foreign tax jurisdictions incurred in connection with funding a portion of the capital requirement for the acquisition of the Cooley business, partially offset by the tax benefit associated with these pre-tax charges; and

•	A benefit to other income from a nontaxable distribution from our Maxxium investment of $2 million ($0.01 per diluted share).

Business Outlook

We believe that the long-term trends are favorable for the continued profitable growth of western premium spirits globally. While we estimate our global spirits market will again grow value by approximately 3% in 2013, supported by continued growth in the U.S. and emerging markets, the potential for slower growth in Western Europe and emerging economies could adversely impact trading conditions. In addition, for the remainder of 2013, we expect higher raw material-related costs (mostly offset by cost savings), limited opportunity to increase pricing, and year-over-year declines in our India operation through the third quarter as we reposition the business there (India comprised 2% of total 2012 net sales, and less than 2% of total 2012 operating income; see Note 14, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information). We believe that the continued management and investment focus on the best growth and return opportunities in our brand portfolio and geographic markets, including innovation, advertising and more effective routes to market, position us well to outperform our market in 2013 and over the long term. For the remainder of 2013, we expect to benefit from above-market growth of the bourbon category globally, our efficiency and effectiveness agenda, and from the full-year benefit of 2012 acquisitions, including cost synergies and enhanced distribution.

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

Comparable net sales growth rate is a non-GAAP measure that we use to evaluate our sales growth on a year-over-year basis exclusive of certain items that are not indicative of the underlying sales performance of our business. To calculate comparable net sales, our GAAP net sales growth rates are adjusted for the impact of acquisitions/divestures and foreign exchange.

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

Approximately 45 percent of our business was outside the U.S during the year ended December 31, 2012. As a result, changes in foreign exchange rates can have a significant impact on our reported results of operations when translated and presented in U.S. dollars. Our discussion of results of operations by segment includes the use of “constant currency” net sales and operating income, non-GAAP measures which exclude the impact of foreign exchange translation. Management believes these measures are useful for evaluating performance, as fluctuations in exchange rates can impact the underlying year-over-year growth rates of the segments.

Comparable net sales and constant currency net sales and operating income (by segment) are measures that may not be comparable to similar measures used by other companies. These measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP.

Consolidated Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

Consolidated Net Sales Growth
Net sales growth (GAAP)	8%
Acquisitions/divestitures (a)	(5)%

Comparable net sales growth (Non-GAAP)	3%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments. Significant acquisitions and divestitures are identified and discussed below.

GAAP net sales increased $44 million, or 8%, from $534 million in the first quarter of 2012 to $578 million in the first quarter of 2013. The 8% increase in GAAP net sales in the first quarter of 2013 was primarily due to the May 2012 acquisition of the Pinnacle vodka and Calico Jack rum brands and related assets (collectively referred to as the “Pinnacle assets”), partially offset by divestitures. The 3% increase in comparable net sales in the first quarter of 2013 was primarily due to the impact of favorable price/mix (4%), partially offset by lower volumes (1%) in the first quarter of 2013 as compared to the first quarter of 2012. Favorable mix was due to the impact of innovations and premiumization on our product portfolio. The price benefit was due to the carry-over effect of prior targeted price increases for certain brands and markets such as Jim Beam and Maker’s Mark in the U.S. as well as Courvoisier in Asia and Travel Retail. The year-over-year decrease in volumes was largely because the year-ago period significantly benefited from the front loaded 2012 calendar of new product shipments and route to market enhancements in Mexico, Australia, and China. The decrease in volume was partially offset by growth in Maker’s Mark and Skinnygirl due to strong demand. Net sales in 2013 also benefited from a reduction in sales allowances that were established in 2012 due to our transition to a new distributor last year.

The comparable net sales increase of 3% was driven by net sales growth in North America and EMEA, partially offset by a decline in APSA.

Cost of goods sold

The $10 million, or 4%, increase in cost of goods sold in the first quarter of 2013 was primarily due to a net increase from acquisitions/divestitures (approximately $17 million), primarily attributable to the acquisition of the Pinnacle assets. The net acquisition/divestiture impact was partially offset by lower raw material-related costs (approximately $5 million) and savings from our organizational streamlining and cost sourcing/saving initiatives (approximately $8 million). Lower raw material-related costs were principally the result of the recognition of a contractual incentive related to 2012 production that did not become realizable until the first quarter of 2013 ($8 million) partially offset by an increase in other costs. As a result, gross profit margin increased approximately 140 basis points in the first quarter of 2013 compared to the first quarter of 2012. The impact of raw-material related costs and inflation is expected to be unfavorable for the remaining periods in 2013.

Advertising and marketing expense

Advertising and marketing expense decreased $2 million, or 3%, in the first quarter of 2013, primarily reflecting our front-loaded innovation and brand promotion calendar in 2012 and our phasing of advertising and marketing expense in 2013. Advertising and marketing expense as a percentage of net sales decreased from 14.4% in the first quarter of 2012 to 12.9% in the first quarter of 2013. We expect advertising and marketing expense to increase in the remaining quarters of 2013.

Selling, general and administrative expense

The $3 million, or 3%, increase in selling, general and administrative expense in the first quarter of 2013 benefited from cost controls. The increase was primarily due to approximately $2 million of charges associated with our internal investigation with respect to our India operations.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

($ in millions)	Three months ended March 31, 2013		Three months ended March 31, 2012		Favorable (Unfavorable) change
	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	228.6	39.6%	219.1	41.0%	(9.5)	(4.3)%	140
Advertising and marketing expense	74.8	12.9%	76.7	14.4%	1.9	2.5%	150
Selling, general, and administrative expense	102.9	17.8%	100.4	18.8%	(2.5)	(2.5)%	100

Gain on sale of brands and related assets

The $13 million gain on sale of brands and related assets primarily relates to a $12 million gain from the January 2013 sale of certain non-strategic economy brands and related assets.

Restructuring charges

In the first quarter of 2013, we recorded approximately $1 million of restructuring charges primarily related to the ongoing integration of the Pinnacle assets, which includes plans to move the bottling operations from Maine to our existing operations in Kentucky. In the first quarter of 2012, we recorded restructuring charges of approximately $2 million related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield headquarters to Kentucky.

Operating income

Operating income increased $48 million, or 37%, from $131 million in the first quarter of 2012 to $179 million in the first quarter of 2013. The increase in operating income was primarily due to increased gross profit ($34 million) from higher sales, which were driven by the acquisition of the Pinnacle assets and price/mix benefits, lower advertising and marketing expense, reflecting higher expenses in the first quarter of 2012 in connection with our front loaded calendar of new product introductions in that year, and lower raw-material related expenses, as discussed above. The increase in operating income in the first quarter of 2013 was also due to a $13 million gain on sale of brands and related assets. As described above, we expect operating income for the remainder of 2013 to be unfavorably impacted by higher raw material-related costs and increased advertising and marketing expense.

Interest expense

Interest expense increased $2 million, or 8%, from $24 million in the first quarter of 2012 to $26 million in the first quarter of 2013 due to higher average borrowings.

Other income

Other income decreased $5 million, from $6 million in the first quarter of 2012 to $1 million in the first quarter of 2013. The change from 2012 to 2013 was primarily due to lower distributions related to the wind down of our Maxxium joint venture investment ($2 million), a decrease in equity income related to our international distribution joint ventures with The Edrington Group ($1 million), and lower foreign currency transaction gains ($1 million).

Income taxes

The effective income tax rates for the three months ended March 31, 2013 and 2012 were 24.8% and 30.3%, respectively. The effective tax rates in 2013 and 2012 were less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates. The effective tax rate for the three months ended March 31, 2013 was favorably impacted by a reduction in unrecognized tax benefits of $6 million, primarily as a result of our intended participation in a tax amnesty program. The effective tax rate for the three months ended March 31, 2012 was unfavorably impacted by additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

Segment Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We evaluate our segment net sales and operating income excluding certain items considered by management to be unusual or infrequent in nature and not indicative of the segments’ underlying operating performance. Consequently, segment results presented in accordance with GAAP exclude these items.

The following table sets forth net sales and operating income by operating segment for the three months ended March 31, 2013 and 2012 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency (a)
Net Sales	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$364.0	$309.3	17.7%	$363.5	17.5%
EMEA	105.6	107.3	(1.6)%	105.5	(1.7)%
APSA	108.1	117.2	(7.8)%	109.4	(6.7)%

Segment net sales	577.7	533.8	8.2%	578.4	8.4%
Foreign exchange	—	—		(0.7)	n/m

Net sales	$577.7	$533.8	8.2%	$577.7	8.2%

				Non-GAAP Constant Currency (a)
Operating Income	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$123.4	$98.6	25.2%	$123.6	25.4%
EMEA	24.6	17.4	41.4%	24.7	42.0%
APSA	21.0	22.0	(4.5)%	21.7	(1.4)%

Segment operating income	169.0	138.0	22.5%	170.0	23.2%
Deduct:
Foreign exchange	—	—		1.0
Gain on sale of brands and related assets (Note 3)	(12.8)	—		(12.8)
Restructuring charges (Note 6)	0.7	2.3		0.7
Other charges (Note 6)	2.1	4.6		2.1

Operating income	$179.0	$131.1	36.5%	$179.0	36.5%

(a)	The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In the following discussion, we refer to sales presented on this basis as “comparable net sales.” The following table is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

	North America	EMEA	APSA
Net sales growth (GAAP)	18%	(2)%	(8)%
Acquisitions/divestitures (a) (b)	(11)%	3%	—
Foreign exchange(a)	—	—	1%

Comparable net sales growth (Non-GAAP)	7%	1%	(7)%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments.
(b)	Significant acquisitions and divestitures are identified and discussed below.

North America

As compared with the first quarter of 2012, North America net sales increased 18% on both a GAAP basis and constancy currency basis in the first quarter of 2013. Further adjusting constant currency net sales for the impact of acquisitions/divestitures, North America’s comparable net sales increased 7% in the first quarter of 2013. The acquisition/divestiture impact (11%) was primarily due to the May 2012 acquisition of the Pinnacle assets. The 7% comparable net sales increase was primarily due to an approximately 6% price/mix benefit, partially offset by lower organic volumes (1%). The price/mix benefit primarily related to Maker’s Mark and bourbon price increases implemented in 2012 and the benefit of innovation and faster growth of our premium brands on mix. Innovations that benefited the 2013 period include Jacob’s Ghost and Skinnygirl wine and vodka extensions. The decrease in volume was partly due to a strong first quarter 2012 that significantly benefited from product introductions such as Red Stag Honey and Spiced, and pipeline fill related to the transition to our new distributor in Mexico. These volume decreases were partially offset by increased volume related to strong demand for Maker’s Mark, and strong growth from our Rising Stars brands, particularly Skinnygirl. The remainder of the comparable net sales increase (2%) in the first quarter of 2013 was largely due to a reduction in sales allowances, which were established in 2012 due to our transition to a new distributor last year. Geographically, the U.S., Canada, and Mexico all contributed to comparable net sales growth.

As compared with the first quarter of 2012, North America operating income increased $25 million, or 25%, on both a GAAP basis and constant currency basis in the first quarter of 2013. Constant currency operating income increased principally from increased gross profit from higher net sales, operating leverage, and the timing of lower raw-material related costs as noted in the discussion of consolidated results above. The increase in constant currency operating income was partially offset by higher advertising and marketing expense, which increased largely due to the acquisition of the Pinnacle assets.

Europe/Middle East/Africa

As compared with the first quarter of 2012, EMEA net sales decreased 2% on both a GAAP basis and constancy currency basis in the first quarter of 2013. Further adjusting constant currency net sales for the impact of divestitures, EMEA’s comparable net sales increased 1% in the first quarter of 2013. The divestiture impact (3%) relates to the 2012 termination of a third-party distribution agreement in connection with the 2012 acquisition of the Cooley business. The 1% comparable net sales increase was due to favorable price/mix (5%), partially offset by lower organic volumes (4%). The price/mix benefit primarily related to Jim Beam innovations and faster growth of our premium brands. The 4% decrease in comparable volume in the 2013 period was due to a temporary reduction of Courvoisier promotions in the travel retail channel and a decrease in new product shipments, as a result of a front-loaded innovation calendar last year. The volume decrease was partially offset by volume growth for the Jim Beam family of products. Comparable net sales growth was primarily due to increased sales in markets such as Germany, Russia, and Spain.

As compared with the first quarter of 2012, EMEA operating income increased $7 million, or 41%, on a GAAP basis and 42% on a constant currency basis in the first quarter of 2013. Constant currency operating income benefited from increased gross profit from the favorable price/mix benefit noted above, the absence of $2 million of first quarter 2012 route-to-market streamlining costs, and lower advertising and marketing expense largely as a result of timing of new product introductions between the first quarters of 2013 and 2012.

Asia-Pacific/South America

As compared with the first quarter of 2012, APSA net sales decreased 8% on a GAAP basis and 7% on a constant currency basis in the first quarter of 2013. The constant currency net sales decrease was due to the unfavorable impact of price/mix (6%) and lower organic volumes (1%). The unfavorable price/mix impact and lower organic volumes, primarily Teacher’s, were largely due to remediation efforts associated with our internal investigation in India. The net sales decrease in India unfavorably impacted APSA’s net sales growth in the 2013 period by six percentage points. We anticipate that year-over-year growth rates in APSA will be adversely impacted through the third quarter of 2013 as a result of this investigation. Our net sales in 2013 reflects comparison to a strong comparable 2012 period that benefited from route to market enhancements, including China and Southeast Asia. The route to market enhancements impacted both volume and price/mix as lower sales of Courvoisier, primarily in China, adversely impacted mix. Constant currency net sales increased in Australia, Brazil, and North Asia.

As compared with the first quarter of 2012, APSA operating income decreased $1 million, or 5%, on a GAAP basis and 1% on a constant currency basis in the first quarter of 2013. The difference between GAAP and constant currency operating income growth rates (4%) was primary due to increases in the exchange rate of the Brazilian real relative to the U.S. dollar. The decrease in constant currency operating income was primarily due to lower gross profit from the unfavorable price/mix sales impact discussed above, mostly offset by lower advertising and marketing that we expect will increase during the remainder of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital decreased to 32.1% at March 31, 2013 from 35.2% at December 31, 2012, primarily due to lower outstanding debt (discussed below) and higher equity resulting from 2013 net income and proceeds from stock option exercises.

In January 2013, we repaid at maturity the remaining principal amount of €218.8 million ($296.9 million) on our 4% notes.

As of March 31, 2013, we had total cash and cash equivalents of $65 million, a majority of which was held in foreign currencies at non-U.S. subsidiaries. The permanent repatriation of non-U.S. cash balances from certain subsidiaries where we have indefinitely reinvested such earnings could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested. However, we currently do not expect a repatriation of this nature and we believe that we are able to maintain required liquidity due to the following:

•	We manage our global cash requirements considering (i) operating cash flows generated by our domestic operations and available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

•	If we require additional funding in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. We believe that our access to the debt markets, including access to our committed revolving credit facility (of which $750 million was available as of March 31, 2013), is a viable alternative to repatriation of indefinitely reinvested foreign earnings that would be subject to additional U.S. tax expense. Repatriating non-U.S. cash balances or issuing debt or equity to raise capital could result in higher effective tax rates, increased interest expense, and dilution of our earnings.

We have an investment grade credit rating from three credit rating agencies. We believe that our cash from operations, committed revolving credit facility and other sources of liquidity will be sufficient to fund current operations, service outstanding indebtedness and pay dividends.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2013 and 2012 (in millions).

	2013	2012
Net cash used in operating activities	$(59.5)	$(51.6)
Net cash provided by (used in) investing activities	39.6	(86.8)
Net cash (used in) provided by financing activities	(294.6)	7.5
Effect of foreign exchange rate changes on cash	13.9	1.1

Net decrease in cash and cash equivalents	$(300.6)	$(129.8)

Operating Activities

Net cash used in operating activities was $60 million in the first quarter of 2013 compared to $52 million in the first quarter of 2012. Operating cash flow was lower in the first quarter of 2013 period due to the timing and amount of certain working capital items. Higher working capital investment was partially offset by increased profits.

Operating cash flows in the first quarter of 2013 included approximately $16 million of cash outflows related to discontinued operations and liabilities related to the Separation Transactions completed in 2011, primarily consisting of indemnity payments related to tax matters, as compared to approximately $19 million of discontinued operations-related payments in the first quarter of 2012.

Investing Activities

Net cash provided by investing activities was $40 million in the first quarter of 2013 as compared to cash used in investing activities of $87 million in the first quarter of 2012. The net cash provided by investing activities in the first quarter of 2013 was primarily due to proceeds received for the sale of certain non-strategic economy brands and related assets in January 2013 ($63 million), partially offset by capital expenditures during the period. The net cash used in investing activities in the first quarter of 2012 related to the acquisition of the Cooley business in January 2012 ($72 million) and capital expenditures during the period. Capital expenditures of $26 million in the first quarter of 2013 mostly related to the purchase of new oak barrels required to produce bourbon.

Financing Activities

Net cash used in financing activities was $295 million in the first quarter of 2013 as compared to $8 million of net cash provided by financing activities in the first quarter of 2012. As discussed above, we used cash of approximately $295 million to redeem maturing debt in January 2013.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $470 million and $456 million as of March 31, 2013 and December 31, 2012, respectively, and are recorded at their stated amount less allowances for doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $14 million as of March 31, 2013 and December 31, 2012. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions and other factors may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at March 31, 2013 was $11 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We are not required to make any contributions in 2013 to comply with U.S. minimum funding requirements based on assumptions as of December 31, 2012. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by law with respect to the pension plans, including under the Pension Protection Act of 2006. As of December 31, 2012, the fair value of our pension plan assets was $354 million, representing 74% of the accumulated benefit obligation liability.

Guarantees and Commitments

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $25 million, of which our guarantee exposure was $14 million based on facilities utilized at March 31, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $34 million as of March 31, 2013; approximately $4 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our condensed consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Critical Accounting Policies and Estimates

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to future results, or states our intentions, beliefs, expectations and targets for the future. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “targets,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will,” “seeks,” “strives,” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the SEC, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

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

There were no material changes in the information provided in Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pending Cases

As of March 31, 2013, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. As of March 31, 2013, there were no purported smoking and health class actions or health care recovery actions pending against the Company.

Terminated Cases

There were no tobacco-related cases terminated in the three months ended March 31, 2013 in which the Company was named as one of the defendants.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of March 31, 2013, B&W and/or R.J. Reynolds Tobacco Company had been served in approximately 5,694 pending cases (the “Engle progeny cases”) in Florida. As of March 31, 2013, 83 Engle progeny cases have been tried to verdict in state and federal court, 56 of which resulted in adverse judgments against tobacco companies. Of those 56 adverse judgments, 46 resulted in adverse judgments against the Indemnitor. As of March 31, 2013, the Indemnitor had appealed every adverse judgment, with the exception of those adverse judgments in which the time to appeal had not yet expired. The Indemnitor has paid final judgments in seven Engle progeny cases as of March 31, 2013. The Company is not a party to any of the Engle progeny cases.

In September 1999, the United States government filed a recoupment lawsuit in Federal Court in Washington, D.C. against the leading tobacco manufacturers (including the Indemnitor and B&W individually and as a successor to ATCO) seeking recovery of costs paid by the Federal government for claimed smoking-related illness. On August 17, 2006, the Court issued a final judgment and remedial order, which found that the defendants violated federal civil RICO law by defrauding the public with regard to smoking and health issues. The court did not award monetary damages to the government, but did order the defendants to, among other things, remove descriptors such as “low tar,” “light” or “ultra light” from cigarette packages and to publish certain “corrective” statements regarding smoking and health issues. On May 22, 2009, the U.S. Court of Appeals for the District of Columbia unanimously affirmed the district court’s RICO liability judgment against several defendants, including the Indemnitor, and remanded for further factual findings and clarification as to whether liability should be imposed against B&W. The District Court issued an order on December 22, 2010, on consent of the parties, ruling that B&W is no longer subject to the injunctive remedies in the case. On November 27, 2012, the District Court issued an order that the defendants publish certain “corrective” statements as set forth in the order. The defendants appealed this order on January 25, 2013. On February 25, 2013, the U.S. Court of Appeals for the District of Columbia granted defendants’ unopposed motion to hold this appeal in abeyance pending the District Court’s resolution of implementation issues regarding the “corrective” statements. In addition, certain defendants filed an appeal on June 3, 2011 from an order entered by the District Court denying the defendants’ motion to vacate all injunctive remedies and dismiss the case in its entirety based on the passage of new federal law that granted the Food and Drug Administration regulatory authority over the marketing and sale of tobacco products. Defendants also noticed an appeal on June 8, 2011 from an order entered by the District Court requiring the defendants to disclose various disaggregated marketing data. The U.S. Court of Appeals for the District of Columbia denied both appeals on July 27, 2012. The Company is not a party to this action.

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

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially impact our business, results of operations, cash flows, and financial condition. There have been no material changes to our risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on November 27, 2012, Commission file number 1-9076).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

10.1*	Form of Performance Share Award for 2013-2015 Awards under the 2011 Long-Term Incentive Plan.

10.2*	Form of Restricted Stock Unit Agreement for awards granted to certain executives in February 2013 under the 2011 Long-Term Incentive Plan.

10.3*	Form of Nonqualified Stock Option Terms and Conditions for awards granted to certain executives in February 2013 under the 2011 Long-Term Incentive Plan.

12*	Statement re computation of ratios of earnings to fixed charges.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Beam Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: May 6, 2013	BY:	/s/ ROBERT F. PROBST
Robert F. Probst
Senior Vice President and Chief Financial Officer (principal financial officer)