Form 10-Q
period 2013-06-30
BEAM INC
filed 2013-08-09
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at June 30, 2013, was 161,916,025.

Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Sales	$794.7	$753.9	$1,503.7	$1,409.8
Less: Excise taxes	(157.1)	(156.9)	(294.6)	(286.0)

Net sales	637.6	597.0	1,209.1	1,123.8
Cost of goods sold	263.5	249.4	487.7	464.2

Gross profit	374.1	347.6	721.4	659.6
Advertising and marketing expense	104.1	98.0	178.9	174.7
Selling, general and administrative expense	105.9	104.7	208.8	205.1
Amortization of intangible assets	4.3	4.3	8.8	8.5
Gain on sale of brands and related assets	(0.4)	—	(13.2)	—
Restructuring charges	0.1	0.4	0.8	2.7
Business separation costs	—	13.8	—	13.8

Operating income	160.1	126.4	337.3	254.8
Interest expense	25.7	26.9	52.1	51.4
Loss on early extinguishment of debt	43.1	—	43.1	—
Other income	(0.8)	(22.5)	(2.2)	(28.4)

Income from continuing operations before income taxes	92.1	122.0	244.3	231.8
Income taxes	17.5	20.1	55.3	53.6

Income from continuing operations	74.6	101.9	189.0	178.2
Loss from discontinued operations, net of tax	(0.3)	(0.8)	(1.6)	(0.1)

Net income	$74.3	$101.1	$187.4	$178.1

Basic earnings (loss) per common share
Continuing operations	$0.46	$0.64	$1.17	$1.13
Discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.46	$0.63	$1.16	$1.13

Diluted earnings (loss) per common share
Continuing operations	$0.46	$0.63	$1.16	$1.11
Discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.46	$0.62	$1.15	$1.11

Cash dividends per share paid on common stock	$0.225	$0.205	$0.45	$0.41
Weighted-average common shares outstanding—basic	161.7	158.0	161.1	157.5
Weighted-average common shares outstanding—diluted	163.1	160.8	162.4	160.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$74.3	$101.1	$187.4	$178.1
Other comprehensive (loss) income:
Foreign currency translation adjustments
Foreign currency translation (losses) gains	(54.9)	(106.3)	(108.7)	13.4
Derivative instruments
Derivative instrument gains (losses)	9.0	(0.6)	8.1	(2.1)
Reclassification adjustments included in earnings	(4.5)	0.4	(4.2)	1.2
Tax (expense) benefit	(1.7)	(0.1)	(1.5)	0.2

Derivative instruments, net	2.8	(0.3)	2.4	(0.7)
Pension and other postretirement benefit adjustments
Reclassification adjustments included in earnings	2.7	15.7	4.3	16.3
Tax expense	(0.9)	(5.9)	(1.4)	(6.1)

Pension and other postretirement benefit adjustments, net	1.8	9.8	2.9	10.2

Total other comprehensive (loss) income	(50.3)	(96.8)	(103.4)	22.9

Comprehensive income	$24.0	$4.3	$84.0	$201.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except per share amounts)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$313.1	$365.7
Accounts receivable from customers	460.4	411.0
Accounts receivable from related parties	29.0	42.0
Inventories	1,819.1	1,763.0
Other current assets	294.1	307.5

Total current assets	2,915.7	2,889.2
Property, plant and equipment	790.6	787.9
Goodwill	2,524.7	2,571.0
Other intangible assets	2,237.9	2,308.1
Investments in affiliates	50.6	51.5
Other non-current assets	44.2	55.0

Total assets	$8,563.7	$8,662.7

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$443.7	$480.1
Accounts payable to vendors	164.8	213.6
Accounts payable to related parties	35.6	50.4
Other current liabilities	401.6	506.6

Total current liabilities	1,045.7	1,250.7
Long-term debt	2,032.6	2,024.9
Deferred income taxes	441.9	453.0
Accrued pension and postretirement benefits	139.5	142.8
Other non-current liabilities	189.0	195.5

Total liabilities	$3,848.7	$4,066.9

Equity
Common stock, par value $3.125 per share (750.0 shares authorized; 234.7 shares issued; 161.9 shares outstanding in 2013 and 160.1 shares outstanding in 2012)	734.0	734.0
Paid-in capital	912.1	873.7
Accumulated other comprehensive loss	(289.4)	(186.0)
Retained earnings	6,237.7	6,123.4
Treasury stock, at cost	(2,879.4)	(2,949.3)

Total equity	4,715.0	4,595.8

Total liabilities and equity	$8,563.7	$8,662.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In millions)	Six months ended June 30,
	2013	2012
Operating activities
Net income	$187.4	$178.1
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	54.8	49.4
Amortization	5.0	3.6
Stock-based compensation	13.2	9.8
Deferred income taxes	(6.3)	13.5
Loss on early extinguishment of debt	43.1	—
Gain on sale of assets	(12.4)	—
Pension settlement	1.1	15.1
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(49.2)	(11.9)
Inventories	(105.2)	(88.9)
Accounts payable	(46.3)	(41.4)
Other assets	33.0	19.2
Accrued expenses and other liabilities	(146.6)	(121.3)

Net cash (used in) provided by operating activities	(28.4)	25.2

Investing activities
Capital expenditures	(61.4)	(58.7)
Proceeds from the disposition of assets	70.0	0.7
Acquisitions, net of cash acquired	—	(674.4)
Return of investment in affiliates	1.5	2.0
Cash transfer from Fortune Brands Home & Security, Inc. in spin-off	—	6.0

Net cash provided by (used in) investing activities	10.1	(724.4)

Financing activities
Increase (decrease) in short-term debt, net	7.5	(22.7)
Repayment of long-term debt	(571.0)	—
Issuance of long-term debt	495.9	592.9
Dividends to stockholders	(72.4)	(64.7)
Proceeds from stock-based awards, net	87.0	79.5
Tax benefit on stock-based awards	7.7	4.5
Debt issuance costs	(0.5)	(1.0)

Net cash (used in) provided by financing activities	(45.8)	588.5
Effect of foreign exchange rate changes on cash	11.5	1.7

Net decrease in cash and cash equivalents	(52.6)	(109.0)
Cash and cash equivalents at beginning of period	365.7	218.3

Cash and cash equivalents at end of period	$313.1	$109.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business, Basis of Presentation, and Principles of Consolidation

Description of Business

Beam Inc. and its subsidiaries operate in the beverage alcohol industry. References to “we,” “our,” “us,” “Beam” and “the Company” refer to Beam Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company’s reportable segments are North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”), as further discussed in Note 17, Segment Information.

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

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our audited annual consolidated financial statements and notes. The year-end unaudited condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Interim results may not be indicative of results for a full year.

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

Revision of Prior Period Financial Statements

In connection with preparing our consolidated financial statements for the three and six months ended June 30, 2013, we identified errors that affected prior interim and annual periods related to the timing of recognition of sales of non-branded spirits, primarily Canadian whisky. We evaluated whether our previously issued consolidated financial statements were materially misstated considering the guidance in Accounting Standards Codification (“ASC”) 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality) and concluded that the errors individually and in the aggregate were not material to any of our previously issued financial statements. In accordance with accounting guidance in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we will revise previously issued financial statements to correct the effect of the errors. The correction of the errors decreased net sales, gross profit, income from continuing operations and earnings per share from continuing operations by $6.2 million, $2.9 million, $2.2 million and $0.01, respectively, for the three months ended March 31, 2013 and increased inventory and deferred revenue by $29.4 million and $48.3 million, respectively, at March 31, 2013. The correction of the errors decreased net sales, gross profit, income from continuing operations and earnings per share from continuing operations by $6.2 million, $1.4 million, $1.1 million and $0.01, respectively, for the year ended December 31, 2012 and increased inventory and deferred revenue $26.1 million and $42.1 million, respectively, at December 31, 2012. The correction of the errors decreased net sales, gross profit, income from continuing operations and earnings per share from continuing operations by $12.1 million, $5.4 million, $4.1 million and $0.03, respectively, for the year ended December 31, 2011 and increased inventory and deferred revenue $21.3 million and $35.9 million, respectively, at December 31, 2011. The cumulative impact of the correction of errors prior to 2011 was a decrease in stockholders’ equity of $6.9 million.

We will also revise previously issued financial statements to correct for the following immaterial out of period adjustments identified in connection with preparing our second quarter 2013 financial statements and in 2012:

•

We will revise our first quarter 2013 and 2012 and 2011 financial statements to reflect other out-of-period errors identified during the current quarter. As a result of correcting these out of period adjustments, gross profit, income from continuing operations, and earnings per share from continuing operations increased $1.1 million, $0.7 million and $0.00, respectively, for the three months ended March 31, 2013. The correction of these out of period adjustments decreased gross profit, income from continuing operations and earnings per share from continuing operations by $1.0 million, $0.6 million and $0.00, respectively, for the year ended December 31, 2012 and decreased gross profit, income from continuing operations and earnings per share from continuing operations by $4.5 million, $2.7 million and $0.02, respectively, for the year ended December 31, 2011. The cumulative impact of these other immaterial out of period adjustments prior to 2011 was a decrease to stockholders’ equity of $1.0 million.

•

During 2012, we recorded out of period adjustments to correct errors related to income taxes from continuing and discontinued operations that we previously disclosed. The adjustments increased (decreased) income tax expense related to continuing operations and discontinued operations $6.9 million and $(2.5) million, respectively. The reversal of these out-of-period adjustments and the recording of the items in the proper periods had the following impacts to our revised financial statements:

•

income from continuing operations and earnings per share from continuing operations for the year ended December 31, 2012 increased $6.9 million and $0.04, respectively, and income from continuing operations and earnings per share from continuing operations decreased $6.9 million and $0.04, respectively, for the year ended December 31, 2011; and

•

loss from discontinued operations and loss per share from discontinued operations for the year ended December 31, 2012 increased $2.5 million and $0.02, respectively, and income from discontinued operations and earnings per share from discontinued operations increased $5.0 million and $0.03, respectively, for the year ended December 31, 2011 and decreased $2.5 million and $0.02, respectively, for the year ended December 31, 2010.

The impacts of the revisions on our financial statements are shown in the following tables.

The following tables present the effect of these corrections on the Company’s Consolidated Statements of Income:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Sales	$715.2	$(6.2)	$709.0	$662.9	$(7.0)	$655.9
Net sales	577.7	(6.2)	571.5	533.8	(7.0)	526.8
Cost of goods sold	228.6	(4.4)	224.2	219.1	(4.3)	214.8
Gross profit	349.1	(1.8)	347.3	314.7	(2.7)	312.0
Operating income	179.0	(1.8)	177.2	131.1	(2.7)	128.4
Income from continuing operations before income taxes	154.0	(1.8)	152.2	112.5	(2.7)	109.8
Income taxes	38.2	(0.4)	37.8	34.1	(0.6)	33.5
Income from continuing operations	115.8	(1.4)	114.4	78.4	(2.1)	76.3
Net income	114.5	(1.4)	113.1	79.1	(2.1)	77.0
Basic earnings per common share:
Continuing operations	$0.72	$(0.01)	$0.71	$0.50	$(0.01)	$0.49
Net income	0.71	(0.01)	0.70	0.50	(0.01)	0.49
Diluted earnings per common share:
Continuing operations	$0.72	$(0.01)	$0.71	$0.49	$(0.01)	$0.48
Net income	0.71	(0.01)	0.70	0.49	(0.01)	0.48

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Sales	$752.4	$1.5	$753.9	$1,415.3	$(5.5)	$1,409.8
Net sales	595.5	1.5	597.0	1,129.3	(5.5)	1,123.8
Cost of goods sold	248.6	0.8	249.4	467.7	(3.5)	464.2
Gross profit	346.9	0.7	347.6	661.6	(2.0)	659.6
Operating income	125.7	0.7	126.4	256.8	(2.0)	254.8
Income from continuing operations before income taxes	121.3	0.7	122.0	233.8	(2.0)	231.8
Income taxes	20.0	0.1	20.1	54.1	(0.5)	53.6
Income from continuing operations	101.3	0.6	101.9	179.7	(1.5)	178.2
Net income	100.5	0.6	101.1	179.6	(1.5)	178.1
Basic earnings per common share:
Continuing operations	$0.64	$—	$0.64	$1.14	$(0.01)	$1.13
Net income	0.63	$—	0.63	1.14	(0.01)	1.13
Diluted earnings per common share:
Continuing operations	$0.63	$—	$0.63	$1.12	$(0.01)	$1.11
Net income	0.62	$—	0.62	1.12	(0.01)	1.11

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Sales	$778.3	$(0.8)	$777.5	$2,193.6	$(6.3)	$2,187.3
Net sales	627.5	(0.8)	626.7	1,756.8	(6.3)	1,750.5
Cost of goods sold	256.0	(0.3)	255.7	723.7	(3.8)	719.9
Gross profit	371.5	(0.5)	371.0	1,033.1	(2.5)	1,030.6
Operating income	162.4	(0.5)	161.9	419.2	(2.5)	416.7
Income from continuing operations before income taxes	135.8	(0.5)	135.3	369.6	(2.5)	367.1
Income taxes	44.1	(7.2)	36.9	98.2	(7.7)	90.5
Income from continuing operations	91.7	6.7	98.4	271.4	5.2	276.6
Loss from discontinued operations, net of tax(a)	(15.2)	13.0	(2.2)	(15.3)	13.0	(2.3)
Net income	76.5	19.7	96.2	256.1	18.2	274.3
Basic earnings per common share:
Continuing operations	$0.58	$0.04	$0.62	$1.72	$0.03	$1.75
Discontinued operations	(0.10)	0.09	(0.01)	(0.10)	0.09	(0.01)
Net income	0.48	0.13	0.61	1.62	0.12	1.74
Diluted earnings per common share:
Continuing operations	$0.57	$0.04	$0.61	$1.69	$0.03	$1.72
Discontinued operations	(0.10)	0.09	(0.01)	(0.10)	0.09	(0.01)
Net income	0.47	0.13	0.60	1.59	0.12	1.71

	Three Months Ended December 31, 2012			Twelve Months Ended December 31, 2012
(In millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Sales	$876.5	$0.1	$876.6	$3,070.1	$(6.2)	$3,063.9
Net sales	709.1	0.1	709.2	2,465.9	(6.2)	2,459.7
Cost of goods sold	303.8	—	303.8	1,027.5	(3.8)	1,023.7
Gross profit	405.3	0.1	405.4	1,438.4	(2.4)	1,436.0
Operating income	156.7	0.1	156.8	575.9	(2.4)	573.5
Income from continuing operations before income taxes	132.4	0.1	132.5	502.0	(2.4)	499.6
Income taxes	5.6	0.1	5.7	103.8	(7.6)	96.2
Income from continuing operations	126.8	—	126.8	398.2	5.2	403.4
Loss from discontinued operations, net of tax(a)	(0.5)	(15.4)	(15.9)	(15.8)	(2.4)	(18.2)
Net income	126.3	(15.4)	110.9	382.4	2.8	385.2
Basic earnings per common share:
Continuing operations	$0.79	$0.01	$0.80	$2.51	$0.04	$2.55
Discontinued operations	—	(0.10)	(0.10)	(0.10)	(0.02)	(0.12)
Net income	0.79	(0.09)	0.70	2.41	0.02	2.43
Diluted earnings per common share:
Continuing operations	$0.79	$—	$0.79	$2.48	$0.03	$2.51
Discontinued operations	—	(0.10)	(0.10)	(0.10)	(0.01)	(0.11)
Net income	0.79	(0.10)	0.69	2.38	0.02	2.40

(a)	During the fourth quarter of 2012 we identified errors of approximately $11 million which were primarily related to our discontinued Golf operations and the 2011 tax return filing process. The reversal of the out-of-period adjustment resulted in an $11 million increase in the loss from discontinued operations for the three months ended December 31, 2012. The recording of these items in the proper period resulted in an $11 million decrease in the loss from discontinued operations for the three months ended September 30, 2012.

	Twelve Months Ended December 31, 2011
(In millions, except per share amounts)	As Previously Reported	Adjustment	As Revised

Sales	$2,871.7	$(12.1)	$2,859.6
Net sales	2,311.1	(12.1)	2,299.0
Cost of goods sold	987.8	(2.2)	985.6
Gross profit	1,323.3	(9.9)	1,313.4
Operating income	395.5	(9.9)	385.6
Income from continuing operations before income taxes	169.3	(9.9)	159.4
Income taxes	36.0	3.8	39.8
Income from continuing operations	133.3	(13.7)	119.6
Income from discontinued operations, net of tax	782.2	5.0	787.2
Net income	915.5	(8.7)	906.8
Net income attributable to Beam Inc.	911.4	(8.7)	902.7
Basic earnings per common share:
Continuing operations	$0.86	$(0.09)	$0.77
Discontinued operations	5.03	0.03	5.06
Net income	5.89	(0.06)	5.83
Diluted earnings per common share:
Continuing operations	$0.85	$(0.09)	$0.76
Discontinued operations	4.93	0.03	4.96
Net income	5.78	(0.06)	5.72

The following tables present the effect of these corrections on the Company’s Consolidated Statements of Comprehensive Income (in addition to the impact on net impact described above):

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
	As Previously			As Previously
(In millions)	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised

Comprehensive income	$500.5	$2.8	$503.3	$675.6	$(13.7)	$661.9
Comprehensive income attributable to Beam Inc.	500.5	2.8	503.3	671.5	(13.7)	657.8

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Comprehensive income	$61.4	$(1.4)	$60.0	$198.8	$(2.1)	$196.7

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Comprehensive income	$3.7	$0.6	$4.3	$202.5	$(1.5)	$201.0

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Comprehensive income	$160.8	$19.7	$180.5	$363.3	$18.2	$381.5

The following table presents the effect of these corrections on the Company’s Consolidated Balance Sheet as of December 31, 2012:

	December 31, 2012
(In millions)	As Previously Reported	Adjustment	As Revised

Accounts receivable from customers	$413.7	$(2.7)	$411.0
Inventories	1,736.9	26.1	1,763.0
Other current assets	305.1	2.4	307.5
Total current assets	2,863.4	25.8	2,889.2
Total assets	8,636.9	25.8	8,662.7

Other current liabilities	$464.5	$42.1	$506.6
Total current liabilities	1,208.6	42.1	1,250.7
Total liabilities	4,024.8	42.1	4,066.9
Retained earnings	6,139.7	(16.3)	6,123.4
Total equity	4,612.1	(16.3)	4,595.8
Total liabilities and equity	8,636.9	25.8	8,662.7

These corrections were non-cash revisions and did not impact the Company’s cash flows for any prior periods. The following tables present the effect of these corrections on the Company’s Consolidated Statements of Cash Flows:

	Twelve months ended December 31, 2012
(In millions)	As Previously Reported	Adjustment	As Revised
Net income	$382.4	$2.8	$385.2
Deferred income taxes	69.7	(0.7)	69.0
Change in accounts receivable	(34.3)	0.7	(33.6)
Change in inventory	(96.5)	(4.8)	(101.3)
Change in other assets	(7.0)	(1.6)	(8.6)
Change in accrued expenses and other liabilities	(116.1)	3.6	(112.5)

	Three months ended March 31, 2013			Three months ended March 31, 2012
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$114.5	$(1.4)	$113.1	$79.1	$(2.1)	$77.0
Deferred income taxes	(2.7)	(0.3)	(3.0)	2.8	(0.6)	2.2
Change in accounts receivable	(20.5)	(1.0)	(21.5)	16.5	—	16.5
Change in inventory	(65.7)	(3.3)	(69.0)	(61.8)	(4.0)	(65.8)
Change in other assets	46.3	(0.2)	46.1	21.8	(0.3)	21.5
Change in accrued expenses and other liabilities	(106.3)	6.2	(100.1)	(122.2)	7.0	(115.2)

	Six months ended June 30, 2012			Nine months ended September 30, 2012
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$179.6	$(1.5)	$178.1	$256.1	$18.2	$274.3
Deferred income taxes	14.0	(0.5)	13.5	67.0	(12.1)	54.9
Change in accounts receivable	(12.2)	0.3	(11.9)	(36.4)	0.8	(35.6)
Change in inventory	(85.1)	(3.8)	(88.9)	(105.6)	(4.7)	(110.3)
Change in other assets	19.2	—	19.2	(9.9)	(5.9)	(15.8)
Change in accrued expenses and other liabilities	(126.8)	5.5	(121.3)	(107.2)	3.7	(103.5)

2.	Recently Issued Accounting Standards

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires netting unrecognized tax benefits against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. This guidance will be effective for annual reporting periods beginning after December 15, 2013 (calendar year 2014 for Beam). We do not believe that adoption of this guidance will have a material impact on our financial statements or disclosures.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (“AOCI”) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance was effective for Beam beginning in the first quarter of 2013. Adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

3.	Divestitures

In January 2013, we sold certain non-strategic economy brands and related inventory, including allocated goodwill, for approximately $63 million. These brands, sold in North America, generated 2012 revenues of approximately $30 million on volumes of approximately 1.8 million cases. We entered into a transition services agreement with the buyer whereby we will continue to produce and bottle the brands for the buyer through January 2014. In connection with the sale, we recorded a pre-tax gain of $12.0 million ($8.0 million after tax) in 2013.

4.	Discontinued Operations

In 2011, the Company completed the sale of the Golf business (the “Golf business”) and the tax-free spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”). The Spin-Off and the sale of the Golf business are together referred to herein as the “Separation Transactions.”

In 2013 and 2012, we recorded amounts related to discontinued operations. In 2013, costs primarily related to an increase in an estimated environmental obligation related to a business disposed of prior to 2011. In 2012, adjustments consist primarily of a pre-tax benefit of $5 million primarily related to an increase in an indemnification receivable from Home & Security, offset by $4 million of tax expense due to a 2012 U.S. tax regulation change affecting Home & Security during the period in which we owned the business.

Additional adjustments may be recorded in future periods as we continue to settle indemnification liabilities related to discontinued operations (primarily related to the Golf business sold in 2011).

5.	Stock-Based Compensation

We use stock options, performance share awards, and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. During the six months ended June 30, 2013, we granted to employees the following awards: 484,467 stock options, 176,020 performance share awards, and 126,249 RSUs. The total grant date fair value of awards granted to employees during the six months ended June 30, 2013 was $30.6 million and related expense is expected to be recognized over a weighted-average period of three years. In April 2013, we granted 10,674 shares of common stock to outside directors at a grant date fair value of $64.64 per share. Awards granted to outside directors vest immediately and the related compensation cost is expensed at the time of the award based on the fair value of a share of Beam’s stock at the date of the award.

6.	Business Separation Costs

Business separation costs are directly related to implementing the Separation Transactions (refer to Note 4, Discontinued Operations, for additional information on the Separation Transactions). Business separation costs in 2012 primarily consist of a $15.1 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands executives in connection with the Separation Transactions in July 2012, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions. The settlement charge primarily consists of the recognition of pension losses previously deferred in AOCI, and the $29 million distribution was the amount of these executives’ unfunded pension benefit.

7.	Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Workforce restructurings and other	$0.1	$0.4	$0.8	$2.7

In 2013, restructuring charges primarily relate to the ongoing integration of the acquired Pinnacle vodka and Calico Jack rum brands and related assets (collectively referred to as the “Pinnacle assets”), which includes plans to move Pinnacle bottling operations from Maine to our existing operations in Kentucky. In 2012, restructuring charges relate to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield, Illinois headquarters to Kentucky.

We presently expect future charges of approximately $4 million to complete the integration of the Pinnacle assets, which we expect to complete in the first half of 2014. Actual restructuring charges may vary from this estimate depending on the timing and extent of the initiatives we implement.

The change in the balance of the restructuring liability for the six months ended June 30, 2013 is as follows (in millions):

	Workforce Restructurings	Contract Termination Costs	Total
Balance at December 31, 2012	$3.6	$2.7	$6.3
Provision	1.0	—	1.0
Cash payments	(2.8)	(0.2)	(3.0)
Foreign currency and other	—	(0.4)	(0.4)

Balance at June 30, 2013	$1.8	$2.1	$3.9

We expect the remaining liability related to workforce restructurings to be paid in 2013 and the remaining liability related to contract (lease) termination costs to be paid by June 2017 over the respective lease terms.

Other charges

Our pre-tax operating income for the three and six months ended June 30, 2013 and 2012 was impacted by the following additional items (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Acquisition and integration-related charges (a)	$0.5	$11.5	$0.8	$15.3
Other charges included in Selling, general and administrative expense (b)	2.2	0.2	4.0	1.0

	$2.7	$11.7	$4.8	$16.3

(a)	Amounts for 2013 primarily consist of costs associated with the integration of the Pinnacle assets. Amounts for 2012 consist of costs associated with the acquisition and integration of the Pinnacle assets and Cooley Distillery plc. Acquisition and integration-related charges are primarily included in “Cost of goods sold” (2013 periods) and “Selling, general, and administrative expense” (2012 periods) in the unaudited condensed consolidated statement of income.
(b)	Amounts for 2013 primarily consist of legal, forensic accounting, and other third party expenses related to our India investigation. Amounts for 2012 primarily consist of external fees incurred in connection with various organizational streamlining initiatives.

8.	Income Taxes

The effective income tax rates for the three months ended June 30, 2013 and 2012 were 19.0% and 16.5%, respectively. The effective income tax rates for the six months ended June 30, 2013 and 2012 were 22.6% and 23.1%, respectively.

The effective tax rate for the three months ended June 30, 2013 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates. In addition, one of our subsidiaries made an election under a new tax law that allowed it to increase the value its assets resulting in a $4.7 million reduction to income tax expense. The effective tax rate for the six months ended June 30, 2013 was less than the U.S. federal statutory rate due to a reduction in unrecognized tax benefits of $5.9 million, which was primarily due to our participation in a tax amnesty program, and the aforementioned second quarter 2013 items.

The effective tax rate for the three and six month periods ended June 30, 2012 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates and the receipt of non-taxable indemnification income from Pernod Ricard (as discussed below), partially offset by additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

During the second quarter of 2012, the Spanish Supreme Court issued a judgment in connection with disputed income taxes in the amount of approximately $20 million against our Spanish subsidiaries, which include the assets acquired from Pernod Ricard in July 2005. We paid the assessment to the Spanish tax authorities in May 2012. Pursuant to the acquisition agreement, Pernod Ricard indemnified us for pre-acquisition income tax contingencies and liabilities, and we negotiated and received a reimbursement of approximately $18 million from Pernod Ricard. This non-taxable indemnification payment received from Pernod Ricard related to this judgment was recorded as other income in 2012.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $5 million to $10 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

9.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding.

The computations of basic and diluted EPS are as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$74.6	$101.9	$189.0	$178.2
Loss from discontinued operations	(0.3)	(0.8)	(1.6)	(0.1)

Net income	$74.3	$101.1	$187.4	$178.1
Less: Preferred stock dividends	—	(0.1)	—	(0.2)

Income attributable to common stockholders — basic	$74.3	$101.0	$187.4	$177.9

Weighted average common shares outstanding — basic	161.7	158.0	161.1	157.5
Dilutive effect of conversion of convertible preferred stock	—	1.3	—	1.3
Dilutive effect of exercise of stock-based awards	1.4	1.5	1.3	1.4

Weighted average common shares outstanding — diluted	163.1	160.8	162.4	160.2

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.46	$0.64	$1.17	$1.13
Discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.46	$0.63	$1.16	$1.13

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.46	$0.63	$1.16	$1.11
Discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.46	$0.62	$1.15	$1.11

Antidilutive shares excluded from weighted average number of common shares outstanding for diluted EPS	1.8	7.0	2.5	7.0

10.	Balance Sheet Information

Supplemental balance sheet information as of June 30, 2013 and December 31, 2012 is as follows (in millions):

	June 30, 2013	December 31, 2012
Inventories:
Maturing spirits	$1,464.4	$1,451.3
Finished products	213.8	179.6
Other raw materials, supplies, and work in process	140.9	132.1

Total inventories	$1,819.1	$1,763.0

11.	Debt

The components of long-term debt as of June 30, 2013 and December 31, 2012 are as follows (in millions):

	June 30, 2013	December 31, 2012
4% Notes, Due 2013 (2012: €218.8)	$—	$288.8
4 7/8% Notes, Due 2013	180.5	180.5
6 3/8% Notes, Due 2014(a)	248.0	326.4
5 3/8% Notes, Due 2016	400.0	400.0
1 7/8% Notes, Due 2017	300.0	300.0
1 3/4% Notes, Due 2018	250.0	—
8 5/8% Debentures, Due 2021	56.6	59.3
3 1/4% Notes, Due 2022	300.0	300.0
3 1/4% Notes, Due 2023	250.0	—
7 7/8% Debentures, Due 2023	112.0	113.8
6 5/8% Debentures, Due 2028	184.3	200.0
5 7/8% Notes, Due 2036	161.8	300.0
Miscellaneous	17.9	25.4

Total debt	$2,461.1	$2,494.2
Less current portion(a)	428.5	469.3

Total long-term debt	$2,032.6	$2,024.9

(a)	Refer to Note 18, Subsequent Events, for information related to the July 2013 redemption of the remaining outstanding amount of the 6 3/8% Notes due 2014.

In June 2013, we issued $250 million in aggregate principal amount of 1.750% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of 3.250% Notes due 2023 (the “2023 Notes” and together with the “2018 Notes,” the “Notes”). Net proceeds were used to repurchase and redeem outstanding debt in June 2013 (as discussed below) and July 2013 (as discussed in Note 18, Subsequent Events).

The 2018 Notes will mature on June 15, 2018 and bear interest at a fixed rate of 1.750% per annum. The 2023 Notes will mature on June 15, 2023 and bear interest at a fixed rate of 3.250% per annum. Interest is payable on the Notes from June 15, 2013 semi-annually, in arrears, on June 15 and December 15 of each year beginning December 15, 2013. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

In June 2013, we used a portion of the net proceeds from the issuance of the Notes to repurchase an aggregate principal amount of $236.8 million of our outstanding debt securities in accordance with a tender offer announced in May 2013, resulting in a loss on early extinguishment of debt of $43.1 million, which primarily consisted of $41.9 million in premiums paid to repurchase the debt. The repurchases primarily related to our 6.375% Notes due 2014 ($78.4 million principal amount) and 5.875% Notes due 2036 ($138.2 million principal amount).

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

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of June 30, 2013, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

All derivatives are recognized at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the offsetting gain or loss on the hedged asset or liability, are recorded in current earnings. We include the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income (“OCI”) until they are reclassified to net income in the same period or periods during which the hedged transaction affects net income. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in net income.

The U.S. dollar equivalent notional amount of all of our foreign exchange contracts and interest rate swaps outstanding at June 30, 2013 and December 31, 2012 are as follows (in millions):

	Notional Amount
	June 30, 2013	December 31, 2012
Type of hedge
Cash flow – foreign exchange contracts	$106.9	$64.6
Fair value – foreign exchange contracts	350.4	189.2
Fair value – interest rate contracts	200.0	200.0
Undesignated hedge – cross currency interest rate swap	78.1	—

The fair values of derivative instruments on the unaudited condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012 are as follows (in millions):

		Fair Value
	Balance Sheet Classification	June 30, 2013	December 31, 2012
Derivatives designated as hedges:
Assets
Foreign exchange contracts	Other current assets	$11.4	$2.8
Interest rate contracts	Other current assets	0.2	—
Foreign exchange contracts	Other non-current assets	—	3.2
Liabilities
Foreign exchange contracts	Other current liabilities	$2.4	$3.0
Interest rate contracts	Other non-current liabilities	0.4	—
Derivatives not designated as hedges:
Assets
Cross currency interest rate swap	Other current assets	$2.7	$—

The effects of derivative financial instruments on the unaudited condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2013 and 2012 are as follows (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
	2013	2012	Location of Gain (Loss) Recognized in Income	2013	2012
Derivatives designated as hedges:

Cash flow — foreign exchange contracts	$9.0	$(0.6)	Net sales	$1.4	$(0.4)
Cash flow — interest rate contracts	—	—	Loss on early extinguishment of debt	3.1	—
Fair value — interest rate contracts	n/a	n/a	Interest expense	(2.5)	1.5
Fair value — foreign exchange contracts	n/a	n/a	Other income	1.5	0.8

Total	$9.0	$(0.6)		$3.5	$1.9

Derivatives not designated as hedges:
Economic hedge — cross currency interest rate swap	n/a	n/a	Other income	$(1.0)	$—

The effects of derivative financial instruments on the unaudited condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2013 and 2012 are as follows (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
	2013	2012	Location of Gain (Loss) Recognized in Income	2013	2012
Derivatives designated as hedges:

Cash flow — foreign exchange contracts	$8.1	$(2.1)	Net sales	$1.1	$(1.2)
Cash flow — interest rate contracts	—	—	Loss on early extinguishment of debt	3.1	—
Fair value — interest rate contracts	n/a	n/a	Interest expense	(2.5)	1.5
Fair value — foreign exchange contracts	n/a	n/a	Other income	3.5	(0.2)

Total	$8.1	$(2.1)		$5.2	$0.1

Derivatives not designated as hedges:
Economic hedge — cross currency interest rate swap	n/a	n/a	Other income	$2.6	$—

We estimate that approximately $7 million of net derivative gains included in accumulated other comprehensive loss as of June 30, 2013 will be reclassified to earnings within the next twelve months as of June 30, 2013.

In the three and six months ended June 30, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other income was insignificant.

13.	Fair Value Measurements

Authoritative accounting guidance establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are as follows (in millions):

	Fair Value
	June 30, 2013	December 31, 2012
Assets
Derivative financial instruments (Level 2)	$14.3	$6.0
Liabilities
Derivative financial instruments (Level 2)	$2.8	$3.0
Acquisition-related contingent consideration (Level 3)	18.0	18.0

The fair value of derivative financial instruments is based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

The estimated fair value of acquisition-related contingent consideration, which excludes earned amounts that are payable at the end of the periods presented above, is considered a Level 3 measurement because the probability-weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration sales targets and assumed probabilities of achieving those targets. A change in the assumed inputs cannot increase the estimated obligation by more than $2 million. An average decrease of approximately 8% in the sales volume thresholds assumed in the probability-weighted cash flow calculation would decrease the estimated fair value of the contingent consideration by approximately $3 million. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during the six months ended June 30, 2013.

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at June 30, 2013 and December 31, 2012 was $313.1 million and $365.7 million, respectively.

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) at June 30, 2013 and December 31, 2012 was approximately $2,571.1 million and $2,706.5 million, respectively.

14.	Pension Benefits

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

Components of net periodic benefit cost for our pension plans for the three months ended June 30, 2013 and 2012 are as follows (in millions):

	Three months ended June 30,
	U.S.		International
	2013	2012	2013	2012
Service cost	$0.3	$0.3	$0.7	$0.6
Interest cost	3.7	4.1	1.2	1.2
Expected return on plan assets	(4.7)	(5.0)	(1.2)	(1.1)
Amortization of net loss	1.5	1.3	0.3	0.2
Settlement loss	1.1	15.1	—	—

Net periodic benefit cost	$1.9	$15.8	$1.0	$0.9

Components of net periodic benefit cost for our pension plans for the six months ended June 30, 2013 and 2012 are as follows (in millions):

	Six months ended June 30,
	U.S.		International
	2013	2012	2013	2012
Service cost	$0.6	$0.6	$1.3	$1.2
Interest cost	7.5	8.3	2.5	2.4
Expected return on plan assets	(9.4)	(10.1)	(2.3)	(2.2)
Amortization of net loss	3.0	2.6	0.6	0.4
Settlement loss	1.1	15.1	—	—

Net periodic benefit cost	$2.8	$16.5	$2.1	$1.8

Refer to Note 6, Business Separation Costs, for more information on the settlement loss recorded in 2012.

15.	Commitments and Contingencies

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

Our investigation is continuing, and we are presently unable to predict the duration, scope, result or related costs of the internal investigation or of any potential investigations by the DOJ, SEC or any other authority. At this time, we also cannot reasonably estimate the potential amount or range of loss that may result from the DOJ’s or SEC’s review, and no accruals for such potential liabilities were established as of June 30, 2013. However, it is reasonably possible that such liabilities could have a material impact on our results of operations, cash flows or financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures have had, and will likely continue to have over the near term, a disruptive effect on our India business.

The India business accounted for approximately 2% of our consolidated net sales (approximately 9% of APSA net sales) for the twelve months ended December 31, 2012 and a smaller percentage of our consolidated operating income.

Other Legal Matters

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, purported class actions, employment claims, actions by tax and customs authorities, internal investigations, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these legal proceedings and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Guarantees

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $21.5 million, of which our guarantee exposure was $9.7 million based on facilities utilized at June 30, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $33 million as of June 30, 2013; approximately $3 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our unaudited condensed consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Environmental Matters

We are subject to federal and state laws and regulations relating to the protection of the environment, including regulations related to remediating hazardous wastes. At June 30, 2013 and December 31, 2012, environmental accruals, which are predominately related to discontinued operations, amounted to $16.5 million and $15.0 million, respectively, and are included in “Other non-current liabilities” on our unaudited condensed consolidated balance sheet. Our liabilities for remediation obligations are based on undiscounted future cash flows.

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

16.	Accumulated Other Comprehensive Loss

The following tables present changes in accumulated other comprehensive loss by component (net of tax) (in millions):

	Foreign Currency Adjustments	Derivative Instruments (a)	Pension and Other Postretirement Adjustments (b)	Accumulated Other Comprehensive Loss
Balance at March 31, 2013	$(124.9)	$3.6	$(117.8)	$(239.1)
Other comprehensive (loss) income before reclassifications	(54.9)	5.6	—	(49.3)
(Gains) losses reclassified from accumulated other comprehensive loss (net of tax (expense) benefit of $0, $(1.7), $0.9, and $(0.8))	—	(2.8)	1.8	(1.0)

Net current period other comprehensive (loss) income	(54.9)	2.8	1.8	(50.3)

Balance at June 30, 2013	$(179.8)	$6.4	$(116.0)	$(289.4)

	Foreign Currency Adjustments	Derivative Instruments (a)	Pension and Other Postretirement Adjustments (b)	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(71.1)	$4.0	$(118.9)	$(186.0)
Other comprehensive (loss) income before reclassifications	(108.7)	5.0	—	(103.7)
(Gains) losses reclassified from accumulated other comprehensive loss (net of tax (expense) benefit of $0, $(1.6), $1.4, and $0.2)	—	(2.6)	2.9	0.3

Net current period other comprehensive (loss) income	(108.7)	2.4	2.9	(103.4)

Balance at June 30, 2013	$(179.8)	$6.4	$(116.0)	$(289.4)

(a)	Pre-tax amounts reclassified from AOCI in the three months ended June 30, 2013 are reported in Net sales ($1.4 million (gain)) and loss on early extinguishment of debt ($3.1 million (gain)). Pre-tax amounts reclassified from AOCI in the six months ended June 30, 2013 are reported in Net sales ($1.1 million (gain)) and loss on early extinguishment of debt ($3.1 million (gain)).
(b)	Pre-tax amounts reclassified from AOCI represent amortization of net loss, which is included in the computation of net periodic benefit cost (see Note 14, Pension Benefits).

17.	Segment Information

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

Each operating segment derives revenues from the sale of distilled spirits. The measure of segment profitability regularly reviewed by the chief operating decision maker is operating income excluding charges and gains that management believes are not considered indicative of the segments’ underlying operating performance; consequently segment results presented in accordance with GAAP exclude such items. Charges/gains excluded from segment results include asset impairment charges, restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring charges under GAAP, acquisition and integration-related costs, gains on the sale of brands and related assets, business separation costs, and certain other items which we believe are not considered indicative of our ongoing performance.

Financial information for each segment is presented in the tables below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales:
North America	$410.4	$370.8	$771.0	$676.7
EMEA	116.9	112.1	221.1	217.6
APSA	110.3	114.1	217.0	229.5

Consolidated net sales	$637.6	$597.0	$1,209.1	$1,123.8

Income from continuing operations before income taxes:
North America	$121.3	$105.7	$243.8	$203.0
EMEA	23.1	23.6	47.3	40.3
APSA	18.1	23.0	38.6	44.3

Total segment income	$162.5	$152.3	$329.7	$287.6

Deduct:
Business separation costs (Note 6)	—	13.8	—	13.8
Gain on sale of brands and related assets (Note 3)	(0.4)	—	(13.2)	—
Restructuring charges (Note 7)	0.1	0.4	0.8	2.7
Other charges (Note 7)	2.7	11.7	4.8	16.3

Consolidated operating income	$160.1	$126.4	$337.3	$254.8
Interest expense	25.7	26.9	52.1	51.4
Loss on early extinguishment of debt (Note 11)	43.1	—	43.1	—
Other income	(0.8)	(22.5)	(2.2)	(28.4)

Income from continuing operations before income tax	$92.1	$122.0	$244.3	$231.8

As a result of the errors described in Note 1 above, our segment results presented above for the 2012 periods are revised from previously reported amounts as follows: North America net sales and operating income increased (decreased) by $0.7 million and $0.3 million in the three months ended June 30, 2012 and $(2.7) million and $(1.0) million in the six months ended June 30, 2012; EMEA net sales and operating income increased (decreased) by $0.4 million and $0.2 million in the three months ended June 30, 2012 and $(1.4) million and $(0.5) million in the six months ended June 30, 2012; and, APSA net sales and operating income increased (decreased) by $0.4 million and $0.2 million in the three months ended June 30, 2012 and $(1.4) million and $(0.5) million in the six months ended June 30, 2012.

None of these errors were considered significant to the results of the segments except for the cumulative correction of prior period items, which resulted in the retrospective revision of our results.

18.	Subsequent Events

In July 2013, we used a portion of the net proceeds from the issuance of the Notes and cash on hand to redeem the remaining outstanding $248 million principal amount of 6.375% Notes due 2014. We expect to record a loss on early extinguishment of debt of approximately $14 million in the third quarter of 2013, primarily due to a contractual redemption premium.

In July 2013, we entered into a fixed-to-floating interest rate swap with a notional amount of $100 million. This swap agreement hedges changes in the fair value of a portion of our fixed-rate debt that result from changes in a benchmark interest rate. Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreement is designated as a fair value hedge.

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

EXECUTIVE SUMMARY

Revision of Prior Period Financial Statements

In connection with preparing our consolidated financial statements for the three and six months ended June 30, 2013, we identified errors that affected prior interim and annual periods related to the timing of recognition of sales of non-branded spirits, primarily Canadian whisky, and other immaterial out of period items. As discussed in Note 1, Description of Business, Basis of Presentation, and Principles of Consolidation – Revision of Prior Period Financial Statements, the prior period errors were not material to any of our previously issued financial statements. The prior period financial statements included in this Quarterly Report on Form 10-Q have been revised to correct these errors, and certain other immaterial errors that had been identified in 2012. The following discussion and analysis is based on the revised financial results for the three and six months ended June 30, 2012.

Operational and Financial Highlights for the Second Quarter of 2013

Operational and financial highlights for the second quarter of 2013 include the following:

•

Net sales increased 7% in the second quarter of 2013 as compared to the second quarter of 2012, primarily due to sales growth driven by increased volumes and price benefits and the May 2012 acquisition of the Pinnacle assets;

•

Operating income increased 27% in the second quarter of 2013 as compared to the year-ago period. The improvement in operating income was due to the Pinnacle acquisition, and lower business separation and acquisition and integration related costs;

•

Diluted earnings per share from continuing operations were $0.46 in the second quarter of 2013 compared with $0.63 per share in the year-ago period. The decrease was due primarily to a $43 million loss on the early extinguishment of debt; and

•

The refinance of outstanding indebtedness through the issuance of $500 million aggregate principal amount of long-term debt and the use of proceeds to repurchase certain long-term notes and debentures.

Certain items had a significant impact on our financial results in the second quarters of 2013 and 2012. These include the impact of acquisition related items, a loss on the early extinguishment of debt, business separation costs, and income tax related matters.

In the second quarter of 2013, our financial results include the following:

•	Other selling, general and administrative expenses of $2 million ($1 million net of tax, or $0.01 per diluted share) related to our India investigation; and

•

A loss on the early extinguishment of debt of $43 million ($28 million net of tax, or $0.17 per diluted share) in connection with the repurchase of an aggregate principal amount of $237 million of our outstanding notes and debentures in accordance with a tender offer announced in May 2013.

In the second quarter of 2012, our financial results include the following:

•

Business separation costs of $14 million ($9 million net of tax, or $0.05 per diluted share) primarily related to a $15 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands, Inc. executives in July 2012 in connection with the Separation Transactions.

•

Acquisition and integration-related charges of $12 million ($8 million net of tax, or $0.05 per diluted share) incurred in connection with the May 2012 acquisition of the Pinnacle assets. The pre-tax charges primarily consist of transaction expenses ($5 million) as well as charges associated with the termination of certain acquired distribution agreements ($7 million); and

•

A benefit to other income from a nontaxable indemnification payment of approximately $18 million ($0.11 per diluted share) received from Pernod Ricard S.A. (“Pernod Ricard”) for resolution of certain tax matters for years prior to our ownership of the businesses.

Business Outlook

We believe that the long-term trends are favorable for the continued profitable growth of western premium spirits globally. While we believe the growth of our global spirits market slowed, we continue to estimate it will grow value by approximately 3% for the full year 2013. Our estimate is based on the expectation of continued growth in the U.S. and emerging markets. Further slowing of growth in the U.S., Western Europe, and emerging economies could adversely impact trading conditions. In addition, for the remainder of 2013, we expect higher raw material-related costs, an adverse impact from foreign exchange, limited opportunity overall to increase pricing, and year-over-year declines in our India operation through the third quarter as we reposition the business there (India comprised 2% of total 2012 net sales, and less than 2% of total 2012 operating income; see Note 15,

Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information). We believe that the continued management and investment focus on the best growth and return opportunities in our brand portfolio and geographic markets, including innovation, advertising and more effective routes to market, position us well in 2013 and over the long term. For the remainder of 2013, we expect to benefit from above-market growth of the bourbon category globally, and our efficiency and effectiveness agenda.

Please see “Forward-Looking Statements” for a discussion of certain factors that may cause our actual results to vary materially from those expected as of the date of the filing of this report.

RESULTS OF OPERATIONS

Presentation Basis and Non-GAAP Measures

Volume is measured on a nine liter equivalent unit basis. We divide ready-to-drink cases by 10 to obtain a nine liter case equivalent.

Price/mix is the number of percentage points by which the comparable net sales changes exceeds the change attributable to branded volume. The difference arises because of changes in the composition of sales between higher and lower priced brands or from price changes.

We include financial measures (including those that are non-GAAP financial measures) in the discussion of our results of operations below. Comparable net sales growth rate is a non-GAAP measure that we use to evaluate our sales growth on a year-over-year basis exclusive of certain items that are not indicative of the underlying sales performance of our business. To calculate comparable net sales, our GAAP net sales growth rates are adjusted for the impact of acquisitions/divestures and foreign exchange.

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

Comparable net sales and constant currency net sales and operating income (by segment) are measures that may not be comparable to similar measures used by other companies. These measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP. Management believes these measures are useful for evaluating performance, as the impact of acquisitions/divestitures and fluctuations in exchange rates can impact the underlying year-over-year growth rates of the Company and its segments.

Consolidated Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth (non-GAAP) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

Consolidated Net Sales Growth
Net sales growth (GAAP)	7%
Acquisitions/divestitures (a)	(2)%

Comparable net sales growth (Non-GAAP)	5%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments. Significant acquisitions and divestitures are identified and discussed below.

GAAP net sales increased $41 million, or 7%, from $597 million in the second quarter of 2012 to $638 million in the second quarter of 2013. The 7% increase in GAAP net sales in the second quarter of 2013 was primarily due to sales growth driven by increased volumes and price/mix benefits, and the May 2012 acquisition of the Pinnacle vodka and Calico Jack rum brands and related assets, partially offset by divestitures. The 5% increase in comparable net sales in the second quarter of 2013 was driven by net sales growth in North America and EMEA, partially offset by a decline in APSA. More than half of the 5% comparable net sales growth in the second quarter of 2012 was due to higher volumes and approximately 1% was due to targeted price increases. The year-over-year increase in volumes was largely due to growth in our Power Brands, particularly Jim Beam, Sauza, and Pinnacle, partially offset by decreased volumes of Maker’s Mark and Skinnygirl. The decrease in Maker’s Mark volumes was mostly due to a comparison to the 2012 period that benefited from customer buy-in ahead of planned price increases in that year and supply constraints in 2013 that resulted in higher first quarter 2013 sales. The decrease in Skinnygirl volume was mostly due to the substantial decrease of the U.S. ready-to-serve category. The price benefit was due largely to the carry-over effect of prior targeted price increases for certain brands and markets such as Jim Beam and Maker’s Mark in the U.S. During the quarter, we had an approximately 3% adverse impact on sales principally due to Maker’s Mark sales (described above) and India (see APSA discussion below), which was essentially offset by an increase in U.S. distributor inventory.

Cost of goods sold

The $14 million, or 6%, increase in cost of goods sold in the second quarter of 2013 was primarily due to a net increase from acquisitions/divestitures (approximately $9 million), primarily attributable to the acquisition of the Pinnacle assets and higher raw material-related costs (approximately $11 million), partially offset by savings from our organizational streamlining and cost sourcing/saving initiatives (approximately $9 million).

Advertising and marketing expense

Advertising and marketing expense increased $6 million, or 6%, in the second quarter of 2013, which was largely due to the Pinnacle acquisition and increased expenditures to drive sales growth. Advertising and marketing expense as a percentage of net sales was 16.3% in the second quarter of 2013 and 16.4% in the second quarter of 2012.

Selling, general and administrative expense

Selling, general and administrative expense was relatively flat (1% increase) in the second quarter of 2013, as compared to the year ago period, as the benefit of an $11 million decrease in acquisition and integration-related expenses was offset by $4 million of increased costs related to our India investigation, and increased expenses associated with growth of our business. Selling and general expenses as a percent of sale decreased about one percentage point largely due to the aforementioned decrease in acquisition/integration costs, but also due to our focus on cost control.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

($ in millions)	Three months ended June 30, 2013		Three months ended June 30, 2012 (Revised)		Favorable (Unfavorable) change
	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	263.5	41.3%	249.4	41.8%	(14.1)	(5.7)%	50
Advertising and marketing expense	104.1	16.3%	98.0	16.4%	(6.1)	(6.2)%	10
Selling, general, and administrative expense	105.9	16.6%	104.7	17.5%	(1.1)	(1.1)%	90

Business separation costs

Business separation costs in 2012 primarily consist of a $15 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands, Inc. executives in July 2012 in connection with the Separation Transactions, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions.

Operating income

Operating income increased $34 million, or 27%, from $126 million in the second quarter of 2012 to $160 million in the second quarter of 2013. Operating income increased due to increased gross profit ($27 million) from higher sales, which were driven by increased volumes and price benefits and the May 2012 acquisition of the Pinnacle assets. The increase in operating income in the second quarter of 2013 was also due to lower business separation costs ($14 million) and acquisition and integration related costs ($11 million), partially offset by higher advertising and marketing expense ($6 million) and selling, general and administrative expense.

Loss on early extinguishment of debt

The loss on early extinguishment of debt of $43 million is in connection with our repurchase of an aggregate principal amount of $237 million of our outstanding notes and debentures in accordance with our debt tender offer completed in June 2013 and primarily consists of $42 million in premiums paid to repurchase the debt. The repurchases primarily related to our 6.375% Notes due 2014 ($78 million principal amount) and 5.875% Notes due 2036 ($138 million principal amount).

Other income

Other income decreased $22 million, from $23 million in the second quarter of 2012 to $1 million in the second quarter of 2013. The change from 2012 to 2013 was primarily due to a nontaxable indemnification payment of approximately $18 million received in 2012 from Pernod Ricard related to tax matters in connection with the assets acquired from Pernod Ricard in July 2005, a decrease in equity income related to our international distribution joint ventures with The Edrington Group ($2 million), and lower foreign currency transaction gains ($1 million, net of hedging impacts).

Income taxes

The effective income tax rates for the three months ended June 30, 2013 and 2012 were 19.0% and 16.5%, respectively. The effective tax rate for the three months ended June 30, 2013 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates. In addition, one of our subsidiaries made an election under a new tax law that allowed it to increase the value of its assets resulting in a $5 million reduction to income tax expense. The effective tax rate for the three months ended June 30, 2012 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates and the receipt of non-taxable indemnification income from Pernod Ricard, partially offset by additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

Segment Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

We evaluate our segment net sales and operating income excluding certain items considered by management to be unusual or infrequent in nature and not indicative of the segments’ underlying operating performance. Consequently, segment results presented in accordance with GAAP exclude these items.

The following table sets forth net sales and operating income by operating segment for the three months ended June 30, 2013 and 2012 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency (a)
Net Sales	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$410.4	$370.8	10.7%	$409.7	10.5%
EMEA	116.9	112.1	4.3%	115.3	2.9%
APSA	110.3	114.1	(3.3)%	110.4	(3.2)%

Segment net sales	637.6	597.0	6.8%	635.4	6.4%
Foreign exchange	—	—		2.2	n/m

Net sales	$637.6	$597.0	6.8%	$637.6	6.8%

				Non-GAAP Constant Currency (a)
Operating Income	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$121.3	$105.7	14.8%	$121.6	15.0%
EMEA	23.1	23.6	(2.1)%	22.3	(5.5)%
APSA	18.1	23.0	(21.3)%	17.7	(23.0)%

Segment operating income	162.5	152.3	6.7%	161.6	6.1%

Deduct:
Foreign exchange	—	—		(0.9)
Gain on sale of brands and related assets (Note 3)	(0.4)	—		(0.4)
Business separation costs (Note 6)	—	13.8		—
Restructuring charges (Note 7)	0.1	0.4		0.1
Other charges (Note 7)	2.7	11.7		2.7

Operating income	$160.1	$126.4	26.7%	$160.1	26.7%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to the rationale for presenting this non-GAAP information. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In the following discussion, we refer to sales presented on this basis as “comparable net sales.” The following table is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth (non-GAAP) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

	North America	EMEA	APSA
Net sales growth (GAAP)	11%	4%	(3)%
Acquisitions/divestitures (a) (b)	(5)%	4%	—
Foreign exchange(a)	—	(1)%	—

Comparable net sales growth (Non-GAAP)	6%	7%	(3)%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments.
(b)	Significant acquisitions and divestitures are identified and discussed below.

North America

As compared with the second quarter of 2012, North America net sales increased 11% on both a GAAP basis and constant currency basis in the second quarter of 2013. Further adjusting constant currency net sales for the impact of acquisitions/divestitures, North America’s comparable net sales increased 6% in the second quarter of 2013. The acquisition/divestiture impact (5%) was predominantly due to the May 2012 acquisition of the Pinnacle assets. The 6% comparable net sales increase was primarily due to favorable price/mix (4%) and higher organic volumes (2%). The price/mix benefit primarily related to bourbon price increases and the benefit of innovation and faster growth of our premium brands. Innovations introduced in the 2013 period include Jim Beam Honey and Sauza Sparkling Margarita. We believe higher sales in the second quarter of 2013 to be favorably impacted by increased stocking of inventory by distributors. The decrease in Maker’s Mark volumes was mostly due to a comparison to the 2012 period that benefited from customer buy-in ahead of planned price increases in that year and supply constraints in 2013 that resulted in higher first quarter 2013 sales. The decrease in Skinnygirl volume was largely due to a substantial decrease in the ready-to-serve category in 2013. Geographically, the growth was broad-based, with strong growth from Canada and Mexico.

As compared with the second quarter of 2012, North America operating income increased $16 million, or 15%, on both a GAAP basis and constant currency basis in the second quarter of 2013. Constant currency operating income increased principally from increased gross profit from higher net sales, partially offset by higher advertising and marketing expense, which increased largely due to the acquisition of the Pinnacle assets.

Europe/Middle East/Africa

As compared with the second quarter of 2012, EMEA net sales increased 4% on a GAAP basis and 3% on a constant currency basis in the second quarter of 2013. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a weaker Euro relative to the U.S. dollar. Further adjusting constant currency net sales for the impact of divestitures, EMEA’s comparable net sales increased 7% in the second quarter of 2013. The divestiture impact (4%) relates to the 2012 termination of a third-party distribution agreement in connection with the 2012 acquisition of Cooley Distillery plc. (the “Cooley business”). The 7% comparable net sales increase was due to higher organic volumes (4%) and favorable price/mix (3%). The 4% increase in comparable volume in the 2013 period was primarily due to growth for the Jim Beam family of products. The price/mix benefit primarily related to Jim Beam innovations and faster growth of our premium brands. Comparable net sales growth was primarily due to increased sales in Germany and the U.K.

As compared with the second quarter of 2012, EMEA operating income decreased $1 million, or 2%, on a GAAP basis and 6% on a constant currency basis in the second quarter of 2013. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a weaker Euro relative to the U.S. dollar. The decrease in constant currency operating income was mostly due to higher advertising and marketing expense for Jim Beam in Germany and the U.K. Partially offsetting the decrease in constant currency operating income was increased gross profit from the favorable price/mix benefit noted above.

Asia-Pacific/South America

As compared with the second quarter of 2012, APSA net sales decreased 3% on both a GAAP basis and constant currency basis in the second quarter of 2013. The constant currency net sales decrease was due to the unfavorable impact of price/mix (12%), mostly offset by higher organic volumes (9%). The unfavorable price/mix was due to lower sales volume of certain of our premium brands, including Teacher’s Scotch in India and Courvoisier in certain Asia markets. The net sales decrease in India unfavorably impacted APSA’s net sales growth in the 2013 period by seven percentage points. We anticipate that year-over-year growth rates in APSA will be adversely impacted through the third quarter of 2013 as a result of our repositioning in India, which began in the fourth quarter of 2012.

The 9% increase in comparable volumes was primarily due to growth in Teacher’s Scotch (Brazil), largely due to the timing of our third-party distributor replenishing its stock as well as increased consumer demand. Comparable net sales increased year-over-year with strong growth in Brazil, China and Southeast Asia, offset by declines in India (described above) and New Zealand, which faced challenging market conditions.

As compared with the second quarter of 2012, APSA operating income decreased $5 million, or 21%, on a GAAP basis and 23% on a constant currency basis in the second quarter of 2013. The decrease in constant currency operating income was primarily due to lower gross profit from the unfavorable price/mix sales impact discussed above and higher operating expenses.

Consolidated Results for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth (non-GAAP) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

Consolidated Net Sales Growth
Net sales growth (GAAP)	8%
Acquisitions/divestitures (a)	(4)%

Comparable net sales growth (Non-GAAP)	4%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments. Significant acquisitions and divestitures are identified and discussed below.

GAAP net sales increased $85 million, or 8%, from $1,124 million in the six months ended June 30, 2012 to $1,209 million in the six months ended June 30, 2013. The 8% increase in GAAP net sales in the six months ended June 30, 2013 was primarily due to the May 2012 acquisition of the Pinnacle assets (4%, net of divestitures) and comparable net sales (4%, discussed below). The 4% increase in comparable net sales in the six months ended June 30, 2013 was primarily due to favorable price/mix (3%) and the impact of higher volumes (1%) as compared to the six months ended June 30, 2012. Favorable mix was due to the impact of innovations and premiumization on our product portfolio. The price benefit was due predominantly to the carry-over effect of prior targeted price increases for certain brands and markets such as Maker’s Mark in the U.S. The year-over-year increase in volumes was largely due to growth in our Power Brands, particularly Jim Beam, Maker’s Mark, Sauza, and Pinnacle. Higher volumes were unfavorably impacted by a decrease in Skinnygirl, largely due to the substantial decrease of the U.S. ready-to-serve category in 2013. The comparable net sales increase of 4% was driven by net sales growth in North America and EMEA, partially offset by a decrease in APSA, which was adversely impacted by our repositioning in India.

Cost of goods sold

The $24 million, or 5%, increase in cost of goods sold in the six months ended June 30, 2013 was primarily due to a net increase from acquisitions/divestitures (approximately $25 million), primarily attributable to the acquisition of the Pinnacle assets and higher raw-material related costs (approximately $6 million). Higher raw-material related costs, which reflected the recognition of a contractual incentive related to 2012 production that did not become realizable until the first quarter of 2013 ($8 million benefit), were more than offset by savings from our organizational streamlining and cost sourcing/saving initiatives (approximately $17 million).

Advertising and marketing expense

Advertising and marketing expense increased $4 million, or 2%, in the six months ended June 30, 2013 largely due to the acquisition of the Pinnacle assets. Advertising and marketing expense as a percentage of net sales decreased from 15.5% in the six months ended June 30, 2012 to 14.8% in the six months ended June 30, 2013. We expect advertising and marketing expense to increase in the second half of 2013.

Selling, general and administrative expense

The $4 million, or 2%, increase in selling, general and administrative expense in the six months ended June 30, 2013 was mostly due to $5 million of costs related to our India investigation and repositioning of that business and increased costs associated with inflation and growth of the business, mostly offset by lower acquisition and integration-related expenses ($15 million) incurred in 2012 in connection with the acquisition of the Pinnacle assets (second quarter 2012) and the Cooley business (first quarter 2012) and the benefits from cost controls.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

($ in millions)	Six months ended June 30, 2013		Six months ended June 30, 2012		Favorable (Unfavorable) change
	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	487.7	40.3%	464.2	41.3%	(23.5)	(5.1)%	100
Advertising and marketing expense	178.9	14.8%	174.7	15.5%	(4.2)	(2.4)%	70
Selling, general, and administrative expense	208.8	17.3%	205.1	18.3%	(3.7)	(1.8)%	100

Gain on sale of brands and related assets

The $13 million gain on sale of brands and related assets primarily relates to a $12 million gain from the January 2013 sale of certain non-strategic economy brands and related assets.

Restructuring charges

In the six months ended June 30, 2013, we recorded $1 million of restructuring charges primarily related to the ongoing integration of the Pinnacle assets, which includes plans to move the bottling operations from Maine to our existing operations in Kentucky. In the six months ended June 30, 2012 we recorded restructuring charges of $3 million related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield, Illinois headquarters to Kentucky.

Business separation costs

Business separation costs in 2012 primarily consist of a $15 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands, Inc. executives in July 2012 in connection with the Separation Transactions, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions.

Operating income

Operating income increased $83 million, or 32%, from $255 million in the six months ended June 30, 2012 to $337 million in the six months ended June 30, 2013. Operating income increased due to increased gross profit ($62 million) from higher sales, which were driven by the acquisition of the Pinnacle assets and price/mix benefits. The increase in operating income in the six months ended June 30, 2013 was also due to a $13 million gain on sale of brands and related assets in the 2013 period and higher acquisition and integration-related expenses ($15 million) and business separation costs ($14 million) incurred in the 2012 period.

Loss on early extinguishment of debt

The loss on early extinguishment of debt of $43 million is in connection with our repurchase of an aggregate principal amount of $237 million of our outstanding notes and debentures in accordance with our debt tender offer completed in June 2013 and primarily consists of $42 million in premiums paid to repurchase the debt. The repurchases primarily related to our 6.375% Notes due 2014 ($78 million principal amount) and 5.875% Notes due 2036 ($138 million principal amount).

Other income

Other income decreased $26 million, from $28 million in the six months ended June 30, 2012 to $2 million in the six months ended June 30, 2013. The change from 2012 to 2013 was primarily due to a nontaxable indemnification payment of approximately $18 million received in 2012 from Pernod Ricard related to tax matters in connection with the assets acquired from Pernod Ricard in July 2005, a decrease in equity income related to our international distribution joint ventures with The Edrington Group ($4 million), lower distributions related to the wind down of our Maxxium joint venture investment ($2 million), and lower foreign currency transaction gains ($3 million, net of hedging impacts).

Income taxes

The effective income tax rates for the six months ended June 30, 2013 and 2012 were 22.6% and 23.1%, respectively. The effective income tax rates for 2013 and 2012 were less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates.

The effective tax rate for the six months ended June 30, 2013 was also favorably impacted by a $5 million reduction to income tax expense as a result of one of our subsidiaries making an election under a new tax law that allowed it to increase the value its assets, and a first quarter reduction in unrecognized tax benefits of $6 million, primarily as a result of our participation in a tax amnesty program. The effective tax rate for the six months ended June 30, 2012 was favorably impacted by the receipt of non-taxable indemnification income from Pernod Ricard, partially offset by the unfavorable impact of additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

Segment Results for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth net sales and operating income by operating segment for the six months ended June 30, 2013 and 2012 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

Net Sales				Non-GAAP Constant Currency (a)
	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$771.0	$676.7	13.9%	$770.0	13.8%
EMEA	221.1	217.6	1.6%	219.4	0.8%
APSA	217.0	229.5	(5.4)%	218.3	(4.9)%

Segment net sales	1,209.1	1,123.8	7.6%	1,207.7	7.5%
Foreign exchange	—	—		1.4	n/m

Net sales	$1,209.1	$1,123.8	7.6%	$1,209.1	7.6%

Operating Income				Non-GAAP Constant Currency (a)
	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$243.8	$203.0	20.1%	$244.2	20.3%
EMEA	47.3	40.3	17.4%	46.6	15.6%
APSA	38.6	44.3	(12.9)%	39.0	(12.0)%

Segment operating income	329.7	287.6	14.6%	329.8	14.7%

Deduct:
Foreign exchange	—	—		0.1
Gain on sale of brands and related assets (Note 3)	(13.2)	—		(13.2)
Business separation costs (Note 6)	—	13.8		—
Restructuring charges (Note 7)	0.8	2.7		0.8
Other charges (Note 7)	4.8	16.3		4.8

Operating income	$337.3	$254.8	32.4%	$337.3	32.4%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to the rationale for presenting this non-GAAP information. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

	North America	EMEA	APSA
Net sales growth (GAAP)	14%	2%	(5)%
Acquisitions/divestitures (a) (b)	(7)%	3%	—
Foreign exchange rates (a)	—	(1)%	—

Comparable net sales (Non-GAAP)	7%	4%	(5)%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments.
(b)	Significant acquisitions and divestitures are identified and discussed below.

North America

As compared with the six months ended June 30, 2012, North America net sales increased 14% on both a GAAP basis and constant currency basis in the six months ended June 30, 2013. Further adjusting constant currency net sales for the impact of acquisitions/divestitures, North America’s comparable net sales increased 7% in the six months ended June 30, 2013. The acquisition/divestiture impact (7%) was primarily due to the May 2012 acquisition of the Pinnacle assets. The 7% comparable net sales increase was primarily due to favorable price/mix (6%) and higher organic volumes (1%). The price/mix benefit primarily related to bourbon price increases and the benefit of innovation and faster growth of our premium brands on mix. Innovations introduced this year include Jacob’s Ghost, Jim Beam Honey, Sauza Sparkling Margarita, and Hornitos Lime Shot. Higher volumes were largely due to growth in our Power Brands, particularly Jim Beam, Maker’s Mark, Sauza, and Pinnacle. Higher volumes were unfavorably impacted by a decrease in Skinnygirl, largely due to a substantial decrease of the U.S. ready-to-serve category in 2013, and a 2012 period that benefited significantly from the introduction of new products. We believe higher sales in the first half of 2013 were favorably impacted by our distributors increased stocking of inventory in anticipation of a somewhat better season than materialized. Geographically, the growth was broad-based, with strong growth from Canada and Mexico.

As compared with the six months ended June 30, 2012, North America operating income increased $41 million, or 20% on both a GAAP basis and constant currency basis, in the six months ended June 30, 2013. Constant currency operating income increased principally from increased gross profit from higher net sales and the timing of raw-material related costs. The increase in constant currency operating income was partially offset by higher advertising and marketing expense, which increased largely due to the acquisition of the Pinnacle assets.

Europe/Middle East/Africa

As compared with the six months ended June 30, 2012, EMEA net sales increased 2% on a GAAP basis and 1% on a constant currency basis in the six months ended June 30, 2013. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a weaker Euro relative to the U.S. dollar. Further adjusting constant currency net sales for the impact of divestitures, EMEA’s comparable net sales increased 4% in the six months ended June 30, 2013. The divestiture impact (3%) relates to the 2012 termination of a third-party distribution agreement in connection with the 2012 acquisition of the Cooley business. The 4% comparable net sales increase was due to favorable price/mix (4%). The price/mix benefit primarily related to Jim Beam innovations and faster growth of our premium brands. Comparable net sales growth was primarily due to increased sales in markets such as Germany, the U.K., and Spain, partially offset by decreased sales in Europe Travel Retail and Russia.

As compared with the six months ended June 30, 2012, EMEA operating income increased $7 million, or 17%, on a GAAP basis and 16% on a constant currency basis in the six months ended June 30, 2013. The positive foreign currency exchange impact on our GAAP results was primarily due to increases in the Euro exchange rate relative to the U.S. dollar. The increase in constant currency operating income was mostly due to increased gross profit from the price/mix benefit noted above and the absence of $2 million of first quarter 2012 route-to-market streamlining costs.

Asia-Pacific/South America

As compared with the six months ended June 30, 2012, APSA net sales decreased 5% on a GAAP basis, constant currency basis, and comparable basis in the six months ended June 30, 2013. The comparable net sales decrease was due to the unfavorable impact of price/mix (9%), partially offset by higher organic volumes (4%). The unfavorable price/mix was largely due to a sales decrease in India as a result of our repositioning of that business. The net sales decrease in India unfavorably impacted APSA’s net sales growth in the 2013 period by six percentage points. We anticipate that year-over-year growth rates in APSA will be adversely impacted through the third quarter of 2013 as a result of our repositioning in India, which began in the fourth quarter of 2012.

The 4% increase in comparable volumes was primarily due to growth in Canadian Club, driven by its strong growth in ready-to-drink products, as well as Jim Beam. Comparable net sales increased year-over-year in most key markets, such as Australia, Japan, and Brazil, partially offset by decreases in India (described above), New Zealand, which faced challenging market conditions, and China.

As compared with the six months ended June 30, 2012, APSA operating income decreased $6 million, or 13% on a GAAP basis and 12% on a constant currency basis in the six months ended June 30, 2013. The decrease in constant currency operating income was primarily due to lower gross profit from the unfavorable price/mix sales impact discussed above and increased operating expenses, partially offset by lower advertising and marketing expense that we expect will increase during the remainder of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital decreased to 34.4% at June 30, 2013 from 35.3% at December 31, 2012, primarily due to lower outstanding debt (discussed below) and higher equity resulting from 2013 net income and proceeds from stock option exercises.

In June 2013, we issued $250 million in aggregate principal amount of 1.750% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of 3.250% Notes due 2023 (the “2023 Notes” and together with the “2018 Notes,” the “Notes”). Net proceeds were used to redeem outstanding debt in June and July of 2013 (as discussed below).

The 2018 Notes will mature on June 15, 2018 and bear interest at a fixed rate of 1.750% per annum. The 2023 Notes will mature on June 15, 2023 and bear interest at a fixed rate of 3.250% per annum. Interest is payable on the Notes from June 15, 2013 semi-annually, in arrears, on June 15 and December 15 of each year beginning December 15, 2013. The Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

In June 2013, we used a portion of the net proceeds from the issuance of the Notes to repurchase an aggregate principal amount of $237 million of our outstanding debentures in accordance with our tender offer announced in May 2013, resulting in a loss on early extinguishment of debt of $43 million, which primarily consisted of $42 million in premiums paid to repurchase the debt. The repurchases primarily related to our 6.375% Notes due 2014 ($78 million principal amount) and 5.875% Notes due 2036 ($138 million principal amount).

In July 2013, we used a portion of the net proceeds from the issuance of the Notes and cash on hand to redeem the remaining outstanding principal amount ($248 million) of the 6.375% Notes due 2014. Refer to Note 18, Subsequent Events, for more information on the July 2013 debt redemption.

In January 2013, we repaid at maturity the remaining principal amount of €218.8 million ($296.9 million) on our 4% notes.

As of June 30, 2013, we had total cash and cash equivalents of $313 million, approximately $70 million of which was held at non-U.S. subsidiaries. The permanent repatriation of non-U.S. cash balances from certain subsidiaries where we have indefinitely reinvested such earnings could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested. However, we currently do not expect a repatriation of this nature and we believe that we are able to maintain required liquidity due to the following:

•

We manage our global cash requirements considering (i) operating cash flows generated by our domestic operations and available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

•

If we require more funding in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. We believe that our access to the debt markets, including access to our committed revolving credit facility (of which $750 million was available as of June 30, 2013), is a viable alternative to repatriation of indefinitely reinvested foreign earnings that would be subject to additional U.S. tax expense. Repatriating non-U.S. cash balances or issuing debt or equity to raise capital could result in higher effective tax rates, increased interest expense, and dilution of our earnings.

We have an investment grade credit rating from three credit rating agencies. We believe that our cash from operations, committed revolving credit facility and other sources of liquidity will be sufficient to fund current operations, service outstanding indebtedness and pay dividends.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2013 and 2012 (in millions).

	2013	2012
Net cash (used in) provided by operating activities	$(28.4)	$25.2
Net cash provided by (used in) investing activities	10.1	(724.4)
Net cash (used in) provided by financing activities	(45.8)	588.5
Effect of foreign exchange rate changes on cash	11.5	1.7

Net decrease in cash and cash equivalents	$(52.6)	$(109.0)

Operating Activities

Net cash used in operating activities was $28 million in the six months ended June 30, 2013 compared to cash provided by operating activities of $25 million in the six months ended June 30, 2012. Operating cash flow was slightly lower in the 2013 period due to the timing and amount of certain working capital items. Higher working capital investment was partially offset by the cash impact of increased sales, largely due to the acquisition of the Pinnacle assets.

Operating cash flows in the six months ended June 30, 2013 included approximately $17 million of cash outflows related to discontinued operations and liabilities related to the Separation Transactions completed in 2011, primarily consisting of indemnity payments related to tax matters, as compared to approximately $22 million of discontinued operations-related payments in the six months ended June 30, 2012.

Investing Activities

Net cash provided by investing activities was $10 million in the six months ended June 30, 2013 as compared to cash used in investing activities of $724 million in the six months ended June 30, 2012. The net cash provided by investing activities in the six months ended June 30, 2013 was primarily due to proceeds received for the sale of certain non-strategic economy brands and related assets in January 2013 ($63 million), partially offset by capital expenditures during the period. The net cash used in investing activities in the six months ended June 30, 2012 related to the acquisition of the Cooley business in January 2012 ($72 million) and the Pinnacle assets in May 2012 ($608 million) and capital expenditures during the period, partially offset by $6 million in cash received from Home & Security under agreements related to the Spin-Off. Capital expenditures of $61 million in the 2013 period mostly related to the purchase of new oak barrels required to produce bourbon, warehouse capacity expansion at Maker’s Mark, and capacity expansion to support future growth in bourbon, scotch, and cognac.

Financing Activities

Net cash used in financing activities was $46 million in the six months ended June 30, 2013 as compared to $589 million of net cash provided by financing activities in the six months ended June 30, 2012. As discussed above, we repaid long-term debt during 2013 ($571 million), which was partially offset by the issuance of long-term debt of $496 million in aggregate principal (net of discounts) during 2013. In 2012, we issued $593 million of long-term debt in aggregate principal (net of discounts) to finance the acquisition of the Pinnacle assets in May 2012.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $489 million and $453 million as of June 30, 2013 and December 31, 2012, respectively, and are recorded at their stated amount less allowances for doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $14 million as of June 30, 2013 and December 31, 2012. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions and other factors may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at June 30, 2013 was $14 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

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

Guarantees and Commitments

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $22 million, of which our guarantee exposure was $10 million based on facilities utilized at June 30, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $33 million as of June 30, 2013; approximately $3 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our unaudited condensed consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pending Cases

As of June 30, 2013, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. As of June 30, 2013, there were no purported smoking and health class actions or health care recovery actions pending against the Company.

Terminated Cases

There were no tobacco-related cases terminated in the three months ended June 30, 2013 in which the Company was named as one of the defendants.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of June 30, 2013, B&W and/or R.J. Reynolds Tobacco Company had been served in approximately 5,304 pending cases (the “Engle progeny cases”) in Florida. As of June 30, 2013, approximately 96 Engle progeny cases have been tried to verdict in state and federal court, approximately 65 of which resulted in adverse judgments against tobacco companies. Of those approximately 65 adverse judgments, approximately 54 resulted in adverse judgments against the Indemnitor. As of June 30, 2013, the Indemnitor has appealed every adverse judgment, with the exception of those adverse judgments in which the time to appeal had not yet expired. The Indemnitor has paid final judgments in eleven Engle progeny cases as of June 30, 2013. The Company is not a party to any of the Engle progeny cases.

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

Other Legal Proceedings

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these legal proceedings and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on November 27, 2012, Commission file number 1-9076).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

4.1	Form of Global 1.750% Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 11, 2013, Commission file number 1-9076).

4.2	Form of Global 3.250% Notes due 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 11, 2013, Commission file number 1-9076).

10.1	Underwriting Agreement, dated June 3, 2013, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated for themselves and on behalf of the several underwriters named therein (incorporated by reference to Exhibit 1 to our Current Report on Form 8-K filed on June 4, 2013, Commission file number 1-9076).

12*	Statement re computation of ratio of earnings to fixed charges.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Beam Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: August 9, 2013	BY:	/s/ ROBERT F. PROBST
Robert F. Probst
Senior Vice President and Chief Financial Officer (principal financial officer)