Form 10-Q
period 2013-09-30
BEAM INC
filed 2013-11-07
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at September 30, 2013, was 163,069,174.

Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Sales	$738.1	$777.5	$2,241.8	$2,187.3
Less: Excise taxes	(139.4)	(150.8)	(434.0)	(436.8)

Net sales	598.7	626.7	1,807.8	1,750.5
Cost of goods sold	255.3	255.7	743.0	719.9

Gross profit	343.4	371.0	1,064.8	1,030.6
Advertising and marketing expense	104.7	107.5	283.6	282.2
Selling, general and administrative expense	78.2	96.3	287.0	301.4
Amortization of intangible assets	4.4	4.3	13.2	12.8
Gain on sale of brands and related assets	—	—	(13.2)	—
Restructuring charges	11.2	1.0	12.0	3.7
Business separation costs	—	—	—	13.8

Operating income	144.9	161.9	482.2	416.7
Interest expense	20.9	28.5	73.0	79.9
Loss on early extinguishment of debt	13.8	—	56.9	—
Other income	(0.3)	(1.9)	(2.5)	(30.3)

Income from continuing operations before income taxes	110.5	135.3	354.8	367.1
Income taxes	25.6	36.9	80.9	90.5

Income from continuing operations	84.9	98.4	273.9	276.6
Loss from discontinued operations, net of tax	(0.1)	(2.2)	(1.7)	(2.3)

Net income	$84.8	$96.2	$272.2	$274.3

Basic earnings (loss) per common share
Continuing operations	$0.52	$0.62	$1.69	$1.75
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$0.52	$0.61	$1.68	$1.74

Diluted earnings (loss) per common share
Continuing operations	$0.52	$0.61	$1.68	$1.72
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$0.52	$0.60	$1.67	$1.71

Cash dividends per share paid on common stock	$0.225	$0.205	$0.675	$0.615
Weighted-average common shares outstanding—basic	162.5	158.6	161.6	157.9
Weighted-average common shares outstanding—diluted	163.8	161.4	162.9	160.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$84.8	$96.2	$272.2	$274.3
Other comprehensive income (loss):
Foreign currency translation adjustments
Foreign currency translation gains (losses)	85.9	81.2	(22.8)	94.6
Tax benefit	—	2.4	—	2.4

Foreign currency translation adjustments, net	85.9	83.6	(22.8)	97.0
Derivative instruments
Derivative instrument (losses) gains	(3.0)	(1.2)	5.1	(3.3)
Reclassification adjustments included in earnings	(2.8)	1.2	(7.0)	2.4
Tax benefit (expense)	2.1	(0.1)	0.6	0.1

Derivative instruments, net	(3.7)	(0.1)	(1.3)	(0.8)
Pension and other postretirement benefit adjustments
Reclassification adjustments included in earnings	1.5	0.3	5.8	16.6
Tax (expense) benefit	(0.6)	0.5	(2.0)	(5.6)

Pension and other postretirement benefit adjustments, net	0.9	0.8	3.8	11.0

Total other comprehensive income (loss)	83.1	84.3	(20.3)	107.2

Comprehensive income	$167.9	$180.5	$251.9	$381.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except per share amounts)	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$171.2	$365.7
Accounts receivable from customers	451.8	411.0
Accounts receivable from related parties	13.4	42.0
Inventories	1,871.3	1,763.0
Other current assets	279.1	307.5

Total current assets	2,786.8	2,889.2
Property, plant and equipment	808.3	787.9
Goodwill	2,549.8	2,571.0
Other intangible assets	2,263.9	2,308.1
Investments in affiliates	53.2	51.5
Other non-current assets	48.0	55.0

Total assets	$8,510.0	$8,662.7

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$190.5	$480.1
Accounts payable to vendors	162.0	213.6
Accounts payable to related parties	39.8	50.4
Other current liabilities	431.7	506.6

Total current liabilities	824.0	1,250.7
Long-term debt	2,034.6	2,024.9
Deferred income taxes	452.3	453.0
Accrued pension and postretirement benefits	139.5	142.8
Other non-current liabilities	184.2	195.5

Total liabilities	$3,634.6	$4,066.9

Equity
Common stock, par value $3.125 per share (750.0 shares authorized; 234.7 shares issued; 163.1 shares outstanding in 2013 and 160.1 shares outstanding in 2012)	734.0	734.0
Paid-in capital	932.8	873.7
Accumulated other comprehensive loss	(206.3)	(186.0)
Retained earnings	6,249.1	6,123.4
Treasury stock, at cost	(2,834.2)	(2,949.3)

Total equity	4,875.4	4,595.8

Total liabilities and equity	$8,510.0	$8,662.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In millions)	Nine months ended September 30,
	2013	2012
Operating activities
Net income	$272.2	$274.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82.8	75.0
Amortization	7.2	6.1
Stock-based compensation	15.4	14.8
Deferred income taxes	(1.5)	54.9
Loss on early extinguishment of debt	56.9	—
Gain on sale of assets	(17.8)	—
Pension settlement	1.1	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(12.4)	(35.6)
Inventories	(124.3)	(110.3)
Accounts payable	(50.8)	(47.3)
Other assets	46.3	(15.8)
Accrued expenses and other liabilities	(161.0)	(103.5)

Net cash provided by operating activities	114.1	112.6

Investing activities
Capital expenditures	(92.3)	(95.9)
Proceeds from the disposition of assets	76.0	6.6
Acquisitions, net of cash acquired	—	(680.6)
Return of investment in affiliates	1.5	2.0
Cash transfer from Fortune Brands Home & Security, Inc. in spin-off	—	6.0

Net cash used in investing activities	(14.8)	(761.9)

Financing activities
Increase (decrease) in short-term debt, net	2.9	(27.7)
Repayment of long-term debt	(832.3)	(10.3)
Issuance of long-term debt	495.9	605.8
Dividends to stockholders	(108.9)	(97.3)
Proceeds from stock-based awards, net	143.9	90.8
Tax benefit on stock-based awards	11.9	11.4
Debt issuance costs	(1.0)	(1.0)

Net cash (used in) provided by financing activities	(287.6)	571.7
Effect of foreign exchange rate changes on cash	(6.2)	6.8

Net decrease in cash and cash equivalents	(194.5)	(70.8)
Cash and cash equivalents at beginning of period	365.7	218.3

Cash and cash equivalents at end of period	$171.2	$147.5

Supplemental schedule of noncash financing activities
Dividends declared to stockholders not paid	$36.7	$—

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

Revision of Prior Period Financial Statements

In connection with preparing our consolidated financial statements for the three and six months ended June 30, 2013, we identified errors that affected prior interim and annual periods related to the timing of recognition of sales of non-branded spirits, primarily Canadian whisky. We evaluated whether our previously issued consolidated financial statements were materially misstated considering the guidance in Accounting Standards Codification (“ASC”) 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality) and concluded that the errors individually and in the aggregate were not material to any of our previously issued financial statements. In accordance with accounting guidance in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have revised the financial statements included herein to correct the effect of the errors.

The impacts of the revisions on the financial statements included herein are shown in the following tables.

The following tables present the effect of these corrections on the Company’s Unaudited Consolidated Statements of Income:

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

The following tables present the effect of these corrections on the Company’s Unaudited Consolidated Statements of Comprehensive Income (in addition to the impact on net income described above):

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

These corrections were non-cash revisions and did not impact the Company’s cash flows for any prior periods. The following tables present the effect of these corrections on the Company’s Unaudited Consolidated Statements of Cash Flows:

	Nine months ended September 30, 2012
(In millions)	As Previously Reported	Adjustment	As Revised
Net income	$256.1	$18.2	$274.3
Deferred income taxes	67.0	(12.1)	54.9
Change in accounts receivable	(36.4)	0.8	(35.6)
Change in inventory	(105.6)	(4.7)	(110.3)
Change in other assets	(9.9)	(5.9)	(15.8)
Change in accrued expenses and other liabilities	(107.2)	3.7	(103.5)

2.	Recently Issued Accounting Standards

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

In 2013 and 2012, we recorded amounts related to discontinued operations. In 2013, costs primarily related to an increase in an estimated environmental obligation related to a business disposed of prior to 2011. In 2012, costs primarily relate to additional tax expense associated with the Golf business.

Additional adjustments may be recorded in future periods as we continue to settle indemnification liabilities related to discontinued operations (primarily related to the Golf business sold in 2011).

5.	Stock-Based Compensation

We use stock options, performance share awards, and restricted stock units (“RSUs”) to compensate key employees and stock awards to compensate outside directors. During the nine months ended September 30, 2013, we granted to employees the following awards: 484,467 stock options, 176,020 performance share awards, and 136,949 RSUs. The total fair value of all awards granted to employees during the nine months ended September 30, 2013 was $26.9 million and related expense is expected to be recognized over a weighted-average period of three years. In April 2013, we granted 10,674 shares of common stock to outside directors at a grant date fair value of $64.64 per share. These awards to outside directors vested immediately and the related compensation cost was expensed at the time of the award based on the fair value of a share of Beam’s stock at the date of the award.

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

7.	Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Workforce restructurings and other	$11.2	$1.0	$12.0	$3.7

During the third quarter of 2013, the Company approved an organizational restructuring plan to improve efficiency and effectiveness across the organization. This plan included the elimination of certain sales, marketing, operations and other positions within the Company’s three operating segments and corporate function. The Company accrued future employee-related costs of $9.5 million in the third quarter of 2013 and expects to incur additional employee-related costs of approximately $2 million related to the plan. No amounts related to the restructuring plan were paid during the quarter. The Company expects that substantially all amounts will be paid by the end of the first quarter of 2014, although benefit payments to certain employees will extend over a period of time up to one year from the termination date. As described in Note 17, Segment Information, restructuring charges are not included in the measure of segment profitability.

In 2012, restructuring charges relate to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield, Illinois headquarters to Kentucky.

We presently expect future charges of approximately $3 million to complete the integration of the Pinnacle assets, which we expect to complete in the first half of 2014. Actual restructuring charges may vary from this estimate depending on the timing and extent of the initiatives we implement.

The change in the balance of the restructuring liability for the nine months ended September 30, 2013 is as follows (in millions):

	Workforce Restructurings and Other	Contract Termination Costs	Total
Balance at December 31, 2012	$3.6	$2.7	$6.3
Provision	12.0	—	12.0
Cash payments	(3.5)	(0.3)	(3.8)
Foreign currency and other	0.3	(0.3)	—

Balance at September 30, 2013	$12.4	$2.1	$14.5

We expect the remaining liability related to workforce restructurings to be paid predominantly in 2014 and the remaining liability related to contract (lease) termination costs to be paid by June 2017 over the respective lease terms.

Other charges (credits)

Our pre-tax operating income for the three and nine months ended September 30, 2013 and 2012 was impacted by the following additional items (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Acquisition and integration-related (gains) charges (a)(b)	$(11.1)	$1.8	$(10.3)	$17.1
Other charges included in Costs of goods sold (c)	0.1	—	0.1	0.2
Other charges (credits) included in Selling, general and administrative expense (c)	2.9	(0.2)	6.9	0.6

	$(8.1)	$1.6	$(3.3)	$17.9

(a)	In 2013, the gain (included in “Selling, general, and administrative expense”) primarily relates to a $12.2 million decrease in the fair value of estimated contingent consideration for our Skinnygirl ready-to-serve cocktail business based on revised estimated sales levels, which was partially offset by accelerated depreciation expense (included in “Cost of goods sold”) incurred in connection with integrating the Pinnacle business into our operations.

(b)	In 2012, the charges relate to the acquisition and integration of the Pinnacle business and Cooley business. The charges in the three months ended September 30, 2012 primarily consist of expenses incurred in connection with integrating these businesses into the Company’s existing operational structure (e.g., accelerated depreciation, employee retention, information technology systems integration costs and other organizational streamlining expenses). The charges in the nine months ended September 30, 2012 impacting “Selling, general, and administrative expense” consist of: transaction-related expenses of $5 million, contract termination expenses of $10 million and integration related expenses of $1 million. Contract termination fees are primarily based on actual settlement agreements, but where a settlement agreement has not been reached, we recorded an estimated liability.

(c)	Other charges for 2013 represent legal, forensic accounting and other third party expenses related to our India investigation, as well as asset write-offs of $1.1 million related to the repositioning of that business. Other credits in the three months ended September 30, 2012 primarily consist of accruals which were deemed to be no longer necessary. Other charges in the nine months ended September 30, 2012 primarily relate to organizational streamlining activities.

8.	Income Taxes

The effective income tax rates for the three months ended September 30, 2013 and 2012 were 23.2% and 27.3%, respectively. The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 22.8% and 24.7%, respectively.

The effective tax rate for the three months ended September 30, 2013 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates and implementation of a tax planning strategy to utilize net operating losses for which a benefit was not recorded in prior periods, that reduced income tax expense by $4.2 million. The effective tax rate for the nine months ended September 30, 2013 was less than the U.S. federal statutory rate due to a reduction in unrecognized tax benefits of $5.9 million, which was primarily due to our participation in a tax amnesty program, a second quarter election made by one of our subsidiaries under a new tax law that allowed it to increase the value of its assets resulting in a $4.7 million reduction to income tax expense and the aforementioned third quarter items.

The effective tax rate for the three month period ended September 30, 2012 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates. The effective tax rate for the nine month period ended September 30, 2012 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates, the receipt of non-taxable indemnification income from Pernod Ricard S.A (“Pernod Ricard”) (as discussed below), and a combined $6 million tax benefit resulting from a final foreign audit settlement and the expiration of foreign jurisdiction income tax review periods (as discussed below), partially offset by additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

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

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $7 million to $12 million, primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

9.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding.

The computations of basic and diluted EPS are as follows (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$84.9	$98.4	$273.9	$276.6
Loss from discontinued operations	(0.1)	(2.2)	(1.7)	(2.3)

Net income	$84.8	$96.2	$272.2	$274.3
Less: Preferred stock dividends	—	(0.1)	—	(0.3)

Income attributable to common stockholders — basic	$84.8	$96.1	$272.2	$274.0

Weighted average common shares outstanding — basic	162.5	158.6	161.6	157.9
Dilutive effect of conversion of convertible preferred stock	—	1.2	—	1.2
Dilutive effect of exercise of stock-based awards	1.3	1.6	1.3	1.5

Weighted average common shares outstanding — diluted	163.8	161.4	162.9	160.6

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.52	$0.62	$1.69	$1.75
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$0.52	$0.61	$1.68	$1.74

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.52	$0.61	$1.68	$1.72
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$0.52	$0.60	$1.67	$1.71

Antidilutive shares excluded from weighted average number of common shares outstanding for diluted EPS	1.8	4.2	2.3	5.2

10.	Balance Sheet Information

Supplemental balance sheet information as of September 30, 2013 and December 31, 2012 is as follows (in millions):

	September 30, 2013	December 31, 2012
Inventories:
Maturing and distilled spirits	$1,516.9	$1,465.6
Finished products	136.7	179.6
Other raw materials, supplies, and work in process	217.7	117.8

Total inventories	$1,871.3	$1,763.0

We revised our presentation of distilled spirits inventory balances to now be included as a component of “maturing and distilled spirits” inventory. We previously presented distilled spirits inventory balances as a component of “Other raw materials, supplies and work in process.” We revised our presentation so that all distilled spirits inventory (both aged and unaged) are presented as one inventory sub-component. The impact of the revision resulted in a reduction of the previously reported December 31, 2012 “other raw materials, supplies and work in process” inventory balance of $14 million and an increase in the “maturing and distilled spirits” inventory balance of $14 million. Total inventory was not impacted as a result of this revision in presentation.

11.	Debt

The components of long-term debt as of September 30, 2013 and December 31, 2012 are as follows (in millions):

	September 30, 2013	December 31, 2012
4% Notes, Due 2013 (2012: €218.8)	$—	$288.8
4 7/8% Notes, Due 2013	180.5	180.5
6 3/8% Notes, Due 2014	—	326.4
5 3/8% Notes, Due 2016	400.0	400.0
1 7/8% Notes, Due 2017	300.0	300.0
1 3/4% Notes, Due 2018	250.0	—
8 5/8% Debentures, Due 2021	56.6	59.3
3 1/4% Notes, Due 2022	300.0	300.0
3 1/4% Notes, Due 2023	250.0	—
7 7/ 8% Debentures, Due 2023	112.0	113.8
6 5/8% Debentures, Due 2028	184.3	200.0
5 7/8% Notes, Due 2036	161.8	300.0
Miscellaneous	19.9	25.4

Total debt	$2,215.1	$2,494.2
Less current portion	180.5	469.3

Total long-term debt	$2,034.6	$2,024.9

In June 2013, we issued $250 million in aggregate principal amount of 1.750% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of 3.250% Notes due 2023 (the “2023 Notes” and together with the “2018 Notes,” the “Notes”). Net proceeds were used to repurchase and redeem outstanding debt in June 2013 and July 2013 (as discussed below).

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

In July 2013, we used a portion of the net proceeds from the issuance of the Notes and cash on hand to redeem the remaining outstanding $248 million principal amount of 6.375% Notes due 2014. We recorded a loss on early extinguishment of debt of approximately $13.8 million in the third quarter of 2013, primarily due to a contractual redemption premium.

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

During the three months ended September 30, 2013, we entered into fixed-to-floating interest rate swaps with aggregate notional amounts of $150 million. These swap agreements hedge changes in the fair value of a portion of our fixed-rate debt that result from changes in interest rates. Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreements are designated as fair value hedges.

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

The counterparties to our derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. As of September 30, 2013, management believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial.

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

The U.S. dollar equivalent notional amount of all of our foreign exchange contracts and interest rate swaps outstanding at September 30, 2013 and December 31, 2012 are as follows (in millions):

	Notional Amount
	September 30, 2013	December 31, 2012
Type of hedge
Cash flow – foreign exchange contracts	$113.1	$64.6
Fair value – foreign exchange contracts	365.7	189.2
Fair value – interest rate contracts	350.0	200.0
Undesignated hedge – cross currency interest rate swap	81.2	—

In November 2013, we entered into a fixed-to-floating interest rate swap with a notional amount of $50 million. The swap agreement is designated as a fair value hedge.

The fair values of derivative instruments on the unaudited condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012 are as follows (in millions):

		Fair Value
	Balance Sheet Classification	September 30, 2013	December 31, 2012
Derivatives designated as hedges:
Assets
Foreign exchange contracts	Other current assets	$5.0	$2.8
Interest rate contracts	Other non-current assets	2.4	3.2
Liabilities
Foreign exchange contracts	Other current liabilities	$4.3	$3.0
Derivatives not designated as hedges:
Liabilities
Cross currency interest rate swap	Other current liabilities	$0.3	$—

The effects of derivative financial instruments on the unaudited condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2013 and 2012 are as follows (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
	2013	2012	Location of Gain (Loss) Recognized in Income	2013	2012
Derivatives designated as hedges:
Cash flow — foreign exchange contracts	$(3.0)	$(1.2)	Net sales	$2.8	$(1.2)
Fair value — interest rate contracts	n/a	n/a	Interest expense	3.8	2.2
Fair value — foreign exchange contracts	n/a	n/a	Other income	(3.7)	2.7

Total	$(3.0)	$(1.2)		$2.9	$3.7

Derivatives not designated as hedges:
Economic hedge — cross currency interest rate swap	n/a	n/a	Other income	$(3.0)	$—

The effects of derivative financial instruments on the unaudited condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
	2013	2012	Location of Gain (Loss) Recognized in Income	2013	2012
Derivatives designated as hedges:
Cash flow — foreign exchange contracts	$5.1	$(3.3)	Net sales	$3.9	$(2.4)
Cash flow — interest rate contracts	—	—	Loss on early extinguishment of debt	3.1	—
Fair value — interest rate contracts	n/a	n/a	Interest expense	1.3	3.7
Fair value — foreign exchange contracts	n/a	n/a	Other income	(0.2)	2.5

Total	$5.1	$(3.3)		$8.1	$3.8

Derivatives not designated as hedges:
Economic hedge — cross currency interest rate swap	n/a	n/a	Other income	$(0.4)	$—

We estimate that approximately $3 million of net derivative gains included in accumulated other comprehensive loss as of September 30, 2013 will be reclassified to earnings within the next twelve months as of September 30, 2013.

In the three and nine months ended September 30, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other income was insignificant.

13.	Fair Value Measurements

Authoritative accounting guidance establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are as follows (in millions):

	Fair Value
	September 30, 2013	December 31, 2012
Assets
Derivative financial instruments (Level 2)	$7.4	$6.0
Liabilities
Derivative financial instruments (Level 2)	$4.6	$3.0
Acquisition-related contingent consideration (Level 3)	5.6	17.8

The fair value of derivative financial instruments is based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

The estimated fair value of acquisition-related contingent consideration, which excludes earned amounts payable at December 31, 2012, is considered a Level 3 measurement because the probability-weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, principally the contractual contingent consideration sales targets and our current estimate of achieving those targets over the remaining contractual earn out period. We recorded an adjustment (decrease) to the estimated fair value of the obligation of approximately $12 million during the three months ended September 30, 2013 which is reflected as a reduction to selling, general, and administrative expense in the accompanying consolidated statement of income. The decrease in fair value during the period was the result of actual sales results for the business in the three- and nine-month periods ended September 2013 and a change in estimated sales volumes and growth rates for the rest of the year and through the remaining contractual period. The fair value of the estimated obligation at September 30, 2013 is $5.6 million and the maximum remaining amount we could be required to pay under the terms of the contract is $20 million. An average increase or decrease of approximately 10% in the sales volume thresholds assumed in the probability-weighted discounted cash flow calculation would increase or decrease the estimated fair value of the contingent consideration by approximately $3 million. Other than the lower projected sales volumes noted above, there was not a significant change in the fair value inputs during the nine months ended September 30, 2013.

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at September 30, 2013 and December 31, 2012 was $171.2 million and $365.7 million, respectively.

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) at September 30, 2013 and December 31, 2012 was approximately $2,295.4 million and $2,706.5 million, respectively.

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

Components of net periodic benefit cost for our pension plans for the three months ended September 30, 2013 and 2012 are as follows (in millions):

	Three months ended September 30,
	U.S.		International
	2013	2012	2013	2012
Service cost	$0.2	$0.1	$0.7	$0.6
Interest cost	4.0	4.2	1.2	1.2
Expected return on plan assets	(4.7)	(4.9)	(1.1)	(1.1)
Amortization of net loss	1.4	1.1	0.3	0.2

Net periodic benefit cost	$0.9	$0.5	$1.1	$0.9

Components of net periodic benefit cost for our pension plans for the nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Nine months ended September 30,
	U.S.		International
	2013	2012	2013	2012
Service cost	$0.8	$0.7	$2.0	$1.8
Interest cost	11.5	12.5	3.7	3.6
Expected return on plan assets	(14.1)	(15.0)	(3.4)	(3.3)
Amortization of net loss	4.4	3.7	0.9	0.6
Settlement loss	1.1	15.1	—	—

Net periodic benefit cost	$3.7	$17.0	$3.2	$2.7

Refer to Note 6, Business Separation Costs, for more information on the settlement loss recorded in 2012.

15.	Commitments and Contingencies

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

Our investigation is continuing, and we are presently unable to predict the duration, scope, result or related costs of the internal investigation or of any potential investigations by the DOJ, SEC or any other authority. At this time, we also cannot reasonably estimate the potential amount or range of loss that may result from the DOJ’s or SEC’s review, and no accruals for such potential liabilities were established as of September 30, 2013. However, it is reasonably possible that such liabilities could have a material impact on our results of operations, cash flows or financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures have had, and will likely continue to have over the near term, a disruptive effect on our India business.

The India business accounted for approximately 2% of our consolidated net sales (approximately 9% of APSA net sales) for the twelve months ended December 31, 2012 and a smaller percentage of our consolidated operating income.

Other Legal Matters

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, purported class actions, employment claims, actions by tax and customs authorities, internal investigations, and environmental matters. Some of the legal proceedings to which we are subject to include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these legal proceedings and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Guarantees

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $24.6 million, of which our guarantee exposure was $11.9 million based on facilities utilized at September 30, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $33 million as of September 30, 2013; approximately $3 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our unaudited condensed consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Environmental Matters

We are subject to federal and state laws and regulations relating to the protection of the environment, including regulations related to remediating hazardous wastes. At September 30, 2013 and December 31, 2012, environmental accruals, which are predominately related to discontinued operations, amounted to $16.0 million and $15.0 million, respectively, and are included in “Other non-current liabilities” on our unaudited condensed consolidated balance sheet. Our liabilities for remediation obligations are based on undiscounted future cash flows.

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

16.	Accumulated Other Comprehensive Loss

The following tables present changes in accumulated other comprehensive loss by component (net of tax) (in millions):

	Foreign Currency Adjustments	Derivative Instruments (a)	Pension and Other Postretirement Adjustments (b)	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(179.8)	$6.4	$(116.0)	$(289.4)
Other comprehensive (loss) income before reclassifications	85.9	(1.9)	—	84.0
(Gains) losses reclassified from accumulated other comprehensive loss (net of tax (benefit) expense of $0, $1.0, $(0.6), and $0.4)	—	(1.8)	0.9	(0.9)

Net current period other comprehensive (loss) income	85.9	(3.7)	0.9	83.1

Balance at September 30, 2013	$(93.9)	$2.7	$(115.1)	$(206.3)

	Foreign Currency Adjustments	Derivative Instruments (a)	Pension and Other Postretirement Adjustments (b)	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(71.1)	$4.0	$(118.9)	$(186.0)
Other comprehensive (loss) income before reclassifications	(22.8)	3.1	—	(19.7)
(Gains) losses reclassified from accumulated other comprehensive loss (net of tax (benefit) expense of $0, $2.6, $(2.0), and $0.6)	—	(4.4)	3.8	(0.6)

Net current period other comprehensive (loss) income	(22.8)	(1.3)	3.8	(20.3)

Balance at September 30, 2013	$(93.9)	$2.7	$(115.1)	$(206.3)

(a)	Pre-tax amounts reclassified from AOCI in the three months ended September 30, 2013 are reported in Net sales ($2.8 million (gain)). Pre-tax amounts reclassified from AOCI in the nine months ended September 30, 2013 are reported in Net sales ($3.9 million (gain)) and loss on early extinguishment of debt ($3.1 million (gain)).

(b)	Pre-tax amounts reclassified from AOCI represent amortization of net loss, which is included in the computation of net periodic benefit cost (see Note 14, Pension Benefits).

17.	Segment Information

Our three operating segments, which are also our reportable segments, are: North America, EMEA (Europe/Middle East/Africa), and APSA (Asia-Pacific/South America). Our reportable segments are based on internal organization of the business used by management for making operating decisions and assessing performance. Key countries/markets included in North America are the United States, Canada, Virgin Islands, and Mexico. Key countries/markets included in EMEA are Germany, Spain, the United Kingdom, Russia, Turkey, Ireland, Italy, Hungary, Czech Republic, Romania, South Africa, North America Duty Free, and Europe Travel Retail. Key countries/markets included in APSA are Australia, New Zealand, Southeast Asia, China, Brazil, India, South Korea, and Japan.

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

Financial information for each segment is presented in the tables below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales:
North America	$374.5	$379.8	$1,145.5	$1,056.5
EMEA	124.5	116.2	345.6	333.8
APSA	99.7	130.7	316.7	360.2

Consolidated net sales	$598.7	$626.7	$1,807.8	$1,750.5

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income from continuing operations before income taxes:
North America	$99.9	$105.5	$343.7	$308.5
EMEA	27.5	27.8	74.8	68.1
APSA	20.6	31.2	59.2	75.5

Total segment income	$148.0	$164.5	$477.7	$452.1

Deduct:
Business separation costs (Note 6)	—	—	—	13.8
Gain on sale of brands and related assets (Note 3)	—	—	(13.2)	—
Restructuring charges (Note 7)	11.2	1.0	12.0	3.7
Other (credits) charges (Note 7)	(8.1)	1.6	(3.3)	17.9

Consolidated operating income	$144.9	$161.9	$482.2	$416.7
Interest expense	20.9	28.5	73.0	79.9
Loss on early extinguishment of debt (Note 11)	13.8	—	56.9	—
Other income	(0.3)	(1.9)	(2.5)	(30.3)

Income from continuing operations before income tax	$110.5	$135.3	$354.8	$367.1

As a result of the errors described in Note 1 above, our segment results presented above for the 2012 periods are revised from previously reported amounts as follows: North America net sales and operating income decreased by $0.3 million and $0.3 million in the three months ended September 30, 2012, and $3.0 million and $1.3 million in the nine months ended September 30, 2012; EMEA net sales and operating income decreased by $0.3 million and $0.1 million in the three months ended September 30, 2012, and $1.7 million and $0.6 million in the nine months ended September 30, 2012; and, APSA net sales and operating income decreased by $0.2 million and $0.1 million in the three months ended September 30, 2012 and $1.6 million and $0.6 million in the nine months ended September 30, 2012.

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

The principal markets for our spirits products are the United States, Australia, Germany, Spain, the United Kingdom, and Canada, and we continue to invest in emerging markets such as India, Brazil, Mexico, Russia, Central Europe, Eastern Europe, Asia, and other geographies. We operate our business on the basis of geographical regions, consisting of North America, Europe/Middle East/Africa (“EMEA”), and Asia-Pacific/South America (“APSA”).

EXECUTIVE SUMMARY

Revision of Prior Period Financial Statements

In connection with preparing our consolidated financial statements for the three and six months ended June 30, 2013, we identified errors that affected prior interim and annual periods related to the timing of recognition of sales of non-branded spirits, primarily Canadian whisky, and other immaterial out of period items. As discussed in Note 1, Description of Business, Basis of Presentation, and Principles of Consolidation – Revision of Prior Period Financial Statements, the prior period errors were not material to any of our previously issued financial statements. The prior period financial statements included in this Quarterly Report on Form 10-Q have been revised to correct these errors, and certain other immaterial errors that had been identified in 2012. The following discussion and analysis is based on the revised financial results.

Operational and Financial Overview for the Third Quarter of 2013

The following is an overview of operational and financial results for the third quarter of 2013:

•	Net sales decreased 4% in the third quarter of 2013 as compared to the third quarter of 2012, reflecting the impacts of the timing of sales in the U.S. as distributors reduced inventories, continued decline in the U.S. ready-to-serve category, and a significant decline in APSA. Lower results in APSA were due to Australia, related to the timing of sales as a large customer reduced trade inventory levels, slower market growth and price competition, the impact of the repositioning of our India business, and the timing of sales within the second half of 2013 as well as softer emerging markets;

•	Operating income decreased 11% in the third quarter of 2013 as compared to the year-ago period. The decrease in operating income was primarily due to lower sales and higher restructuring charges ($10 million), partially offset by a decrease in selling, general, and administrative expense that includes a $12 million benefit related to an adjustment in the estimated fair value measurement of acquisition-related contingent consideration for the Skinnygirl ready-to-serve cocktail business; and

•	Diluted earnings per share from continuing operations were $0.52 in the third quarter of 2013 compared with $0.61 per share in the year-ago period. The decrease was due primarily to lower operating income as discussed above and a $14 million loss on the early extinguishment of debt, partially offset by lower interest expense ($8 million) and a lower effective income tax rate.

Certain items had a significant impact on our financial results in the third quarters of 2013 and 2012, as summarized below.

In the third quarter of 2013, our financial results include the following:

•	Restructuring charges of $11 million ($7 million net of tax, or $0.04 per diluted share) related to an organizational restructuring plan to improve efficiency and effectiveness across the organization;

•	Other selling, general and administrative expenses of $3 million ($2 million net of tax, or $0.01 per diluted share) related to our India investigation and the repositioning of that business;

•	Acquisition and integration-related credits of $11 million ($7 million net of tax, or $0.04 per diluted share) mostly in connection with a $12 million benefit related to the aforementioned adjustment to the fair value of acquisition-related contingent consideration; and

•	A loss on the early extinguishment of debt of $14 million ($9 million net of tax, or $0.06 per diluted share) in connection with our redemption in July 2013 of an aggregate principal amount of $248 million of our outstanding 6.375% Notes due 2014.

In the third quarter of 2012, our financial results include the following:

•	Restructuring credits of $1 million related to the reversal of accruals which were deemed to be no longer necessary; and

•	Acquisition and integration-related charges of $3 million ($2 million net of tax, or $0.01 per diluted share) incurred in connection with the acquisition of the Pinnacle and Calico Jack assets (“Pinnacle”) and Cooley business. These charges consist primarily of expenses incurred in connection with integrating these businesses into the Company’s existing operational structure (e.g., accelerated depreciation, employee retention, information technology systems integration costs and other organizational streamlining expenses).

Business Outlook

We believe that long-term trends are favorable for the continued profitable growth of western premium spirits globally. While we believe the growth of a key market, Australia, has slowed significantly this year, we continue to estimate that our global spirits market will grow value by approximately 3% for the full year 2013, assuming gradual improvement in Australia and emerging markets. Further slowing of growth in Western Europe and emerging economies could adversely impact trading conditions. In addition, in the fourth quarter, we expect higher raw material-related costs and, assuming current foreign exchange rates, the majority of an $8 million full year adverse impact on operating income from foreign exchange. We believe that the continued management and investment focus on the best growth and return opportunities in our brand portfolio and geographic markets, including innovation, advertising and more effective routes to market, position us well for the long term. In the fourth quarter, we expect to continue benefiting from above-market growth of the bourbon category globally and our efficiency and effectiveness agenda, as well as improved year-over-year results in emerging markets, benefiting from timing, but also improved year-over-year results in India, where results were adversely impacted by our repositioning of that business and the internal investigation that began in the third quarter of 2012.

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

In calculating comparable net sales, the acquisition/divesture impact is determined by comparing our actual reported net sales in the current period, including net sales attributable to acquired companies from the acquisition date, to adjusted net sales from the prior-year period. In arriving at adjusted prior-year net sales, we include the net sales of acquired companies and/or brands and remove the net sales of divested companies and/or brands for the prior-year periods comparable to the current-year periods for which the companies are included in our actual reported revenue. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

Approximately 45% of our business was outside the U.S during the year ended December 31, 2012. As a result, changes in foreign exchange rates can have a significant impact on our reported results of operations when translated and presented in U.S. dollars. Our discussion of results of operations by segment includes the use of “constant currency” net sales and operating income, non-GAAP measures which exclude the impact of foreign exchange translation.

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

Consolidated Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net sales

Net sales decreased $28 million, or 4%, from $627 million in the third quarter of 2012 to $599 million in the third quarter of 2013. The 4% decrease in net sales in the third quarter of 2013 reflects an 8% decrease in volumes and a 4% benefit from favorable price/mix. The 4% decrease in net sales in the third quarter of 2013 was driven by declines in APSA and North America, partially offset by growth in EMEA. The 4% decrease in net sales reflects the impacts of the timing of sales in the U.S. as distributors reduced inventories, a continued decline in the ready-to-serve category, and a significant decline in APSA due to lower results in Australia, related to the timing of sales as a large customer reduced trade inventory levels, slower market growth and price competition, the impact of the repositioning of our India business, the timing of sales within the second half of 2013, and somewhat softer emerging markets. The year-over-year decrease in volumes is largely due to declines in Value Creator brands, Teacher’s Scotch (adversely impacted by India), Pinnacle Vodka (adversely impacted by movements in distributor inventory levels), and Skinnygirl (adversely impacted by the decline of the ready-to-serve category). The decrease in volumes was partially offset by increased demand for our bourbon and tequila portfolios, particularly Jim Beam, Maker’s Mark, and Sauza. The price/mix benefit was largely attributable to increased sales of our premium bourbons. Third quarter comparable net sales were not impacted by foreign exchange or acquisitions/divestitures.

Cost of goods sold

Cost of goods sold was relatively flat in the third quarter of 2013, as compared to the year-ago period, as higher raw material-related costs (approximately $5 million) and the unfavorable impact of foreign exchange (approximately $3 million) were mostly offset by lower volumes and the benefit of our organizational streamlining and procurement savings initiatives (approximately $7 million). Gross profit margin decreased approximately 180 basis points in the third quarter of 2013 compared to the third quarter of 2012 largely as a result of the prior-year quarter benefiting from the reversal of a non-income tax accrual for a closed review period.

Advertising and marketing expense

Advertising and marketing expense decreased $3 million, or 3%, in the third quarter of 2013, which was generally consistent with the net sales decrease discussed above. Advertising and marketing expense as a percentage of net sales was 17.5% in the third quarter of 2013 and 17.2% in the third quarter of 2012.

Selling, general and administrative expense

Selling, general and administrative expense decreased $18 million, or 19%, in the third quarter of 2013, as compared to the year ago period, largely reflecting lower incentive compensation expense accruals due to lower expected performance payouts as well as a $12 million benefit related to an adjustment to the fair value of acquisition-related contingent consideration due to lower expected payouts attributed to lower estimated sales volumes and growth rates. This decrease was partially offset by increased costs to support growth as well as $3 million of costs related to our India investigation and repositioning of that business.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

($ in millions)	Three month ended September 30, 2013		Three months ended September 30, 2012		Favorable (Unfavorable) change
	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	255.3	42.6%	255.7	40.8%	0.4	0.2%	(180)
Advertising and marketing expense	104.7	17.5%	107.5	17.2%	2.8	2.6%	(30)
Selling, general, and administrative expense	78.2	13.1%	96.3	15.4%	18.1	18.8%	230

Restructuring charges

During the third quarter of 2013, the Company approved an organizational restructuring plan to improve efficiency and effectiveness across the organization. This plan includes the elimination of certain sales, marketing, operations and other positions within the Company’s three operating segments and corporate function. The Company accrued future employee-related costs of approximately $10 million in the third quarter of 2013 and expects to incur additional employee-related costs of approximately $2 million related to the plan. See Note 7, Restructuring and Other Charges, for additional information.

Operating income

Operating income decreased $17 million, or 11%, from $162 million in the third quarter of 2012 to $145 million in the third quarter of 2013. Operating income decreased due to a decline in gross profit ($28 million) from lower sales (discussed above) and higher restructuring charges ($10 million). The decrease in operating income in the third quarter of 2013 was partially offset by lower selling, general, and administrative expense ($18 million), which reflects lower incentive compensation expense accruals and a decrease to the fair value of an acquisition-related contingent consideration liability, discussed above.

Interest expense

Interest expense decreased $8 million, or 27%, from $29 million in the three months ended September 30, 2012 to $21 million in the three months ended September 30, 2013, primarily due to lower weighted-average interest rates on outstanding borrowings and lower debt balances. Lower weighted-average interest rates are largely related to our debt refinancing in June and July of 2013.

Loss on early extinguishment of debt

The loss on early extinguishment of debt of $14 million primarily relates to a contractual redemption premium incurred in connection with our redemption in July 2013 of an aggregate principal amount of $248 million of our outstanding 6.375% Notes due 2014.

Income taxes

The effective income tax rates for the three months ended September 30, 2013 and 2012 were 23.2% and 27.3%, respectively. The effective tax rate for the three months ended September 30, 2013 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates and implementation of a tax planning strategy to utilize net operating losses for which a benefit was not recorded in prior periods that reduced income tax expense by $4 million. The effective tax rate for the three months ended September 30, 2012 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates.

Segment Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We evaluate our segment net sales and operating income excluding certain items considered by management to be unusual or infrequent in nature and not indicative of the segments’ underlying operating performance. Consequently, segment results presented in accordance with GAAP exclude these items.

The following table sets forth net sales and operating income by operating segment for the three months ended September 30, 2013 and 2012 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency (a)
Net Sales	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$374.5	$379.8	(1.4)%	$374.6	(1.4)%
EMEA	124.5	116.2	7.1%	119.6	2.9%
APSA	99.7	130.7	(23.7)%	104.2	(20.3)%

Segment net sales	598.7	626.7	(4.5)%	598.4	(4.5)%
Foreign exchange	—	—		0.3	n/m

Net sales	$598.7	$626.7	(4.5)%	$598.7	(4.5)%

				Non-GAAP Constant Currency (a)
Operating Income	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$99.9	$105.5	(5.3)%	$100.8	(4.5)%
EMEA	27.5	27.8	(1.1)%	26.5	(4.7)%
APSA	20.6	31.2	(34.0)%	23.1	(26.0)%

Segment operating income	148.0	164.5	(10.0)%	150.4	(8.6)%

Deduct:
Foreign exchange	—	—		2.4
Restructuring charges (Note 7)	11.2	1.0		11.2
Other (credits) charges (Note 7)	(8.1)	1.6		(8.1)

Operating income	$144.9	$161.9	(10.5)%	$144.9	(10.5)%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to the rationale for presenting this non-GAAP information. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In the following discussion, we refer to sales presented on this basis as “comparable net sales.” The following table is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth (non-GAAP) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

	North America	EMEA	APSA
Net sales growth (GAAP)	(1)%	7%	(24)%
Foreign exchange rates (a)	—	(4)%	4%

Comparable net sales growth (Non-GAAP)	(1)%	3%	(20)%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments.

North America

North America net sales decreased 1% both on a GAAP basis and comparable basis in the third quarter of 2013 as compared to 2012. The 1% comparable net sales decrease was primarily due to lower volumes (7%), mostly offset by favorable price/mix (6%). Lower volume in the third quarter of 2013 was predominately due to the impact of the timing of sales in the U.S. as distributors reduced inventories compared to last year and a decrease in Skinnygirl volume that was largely due to a substantial decrease in the ready-to-serve category in 2013. A resulting decline in volume in Pinnacle, Skinnygirl, and Local Jewel and Value Creator brands more than offset volume growth in Jim Beam and Maker’s Mark. The price/mix benefit primarily related to increased sales of premium whiskeys. The decrease in North America net sales was due to a decline in the U.S. which was adversely impacted by distributor inventories, partially offset by growth in both Canada and Mexico. We estimate that the timing of sales in the U.S. discussed above adversely impacted comparable net sales by approximately 5%.

North America operating income decreased $6 million, or 5%, on a GAAP basis and 4% on constant currency basis in the third quarter of 2013 as compared to 2012. Constant currency operating income decreased principally from a decline in gross profit reflecting lower net sales and higher advertising and marketing expense, partially offset by a decrease in incentive compensation expense accruals.

Europe/Middle East/Africa

EMEA net sales increased 7% on a GAAP basis and 3% on a comparable basis in the third quarter of 2013 as compared to 2012. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a stronger Euro relative to the U.S. dollar. The 3% comparable net sales increase was due to favorable price/mix (2%) and higher volumes (1%). The price/mix benefit primarily related to Courvoisier, Teacher’s, and Jim Beam. The 1% increase in comparable volume in the 2013 period was primarily due to strong growth for the Jim Beam family of products, as well as growth for Laphroaig and Larios, partially offset by a decrease in Courvoisier and Value Creator brands. The comparable net sales growth was primarily driven by Germany, Russia, and Travel Retail, partly offset by decreased sales in Spain due to challenging market conditions.

EMEA operating income decreased 1% on a GAAP basis and 5% on a constant currency basis in the third quarter of 2013 as compared to 2012. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a stronger Euro relative to the U.S. dollar. The decrease in constant currency operating income was mostly due to the absence of a reversal of a non-income tax accrual for a closed review period that benefited the prior year period, partially offset by lower advertising and marketing expense.

Asia-Pacific/South America

APSA net sales decreased 24% on a GAAP basis and 20% on a comparable basis in the third quarter of 2013 as compared to 2012. The difference between GAAP and comparable net sales is primarily due to the negative foreign currency exchange impact related to Australia. The comparable net sales decrease was due to lower volumes (28%), partially offset by favorable price/mix (7%). The decline in comparable net sales reflects lower volumes in Australia, India, and certain emerging markets. Lower volumes in Australia related to the timing of sales of Jim Beam products (as a large customer reduced trade inventory levels substantially compared with the prior year) and a modest market decline. Lower volumes were also driven by a decline in Teacher’s, largely a result of the repositioning of our business in India and also due to a decline in Brazil, largely due to timing. Price competition also adversely impacted net sales in Australia. The net sales decrease in India unfavorably impacted APSA’s net sales growth in the 2013 period by approximately three percentage points. The favorable price/mix was due primarily due to a shift in sales to higher price per case markets.

APSA operating income decreased $11 million, or 34%, on a GAAP basis and 26% on a constant currency basis in the third quarter of 2013 as compared to 2012. The difference between GAAP and constant currency operating income is primarily due to the negative foreign currency exchange impact related to Australia. The decrease in constant currency operating income was primarily due to lower sales and the adverse impact of price competition in Australia, partially offset by a decrease in advertising and marketing expense and lower incentive compensation. See Note 15, Commitments and Contingencies, for further discussion of India matters.

Consolidated Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth (non-GAAP) for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

Consolidated Net Sales Growth
Net sales growth (GAAP)	3%
Acquisitions/divestitures (a)	(2)%

Comparable net sales growth (Non-GAAP)	1%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments. Significant acquisitions and divestitures are identified and discussed below.

GAAP net sales increased $57 million, or 3%, from $1,751 million in the nine months ended September 30, 2012 to $1,808 million in the nine months ended September 30, 2013. The 3% increase in GAAP net sales in the nine months ended September 30, 2013 was primarily due to the May 2012 acquisition of the Pinnacle assets (2%) and comparable net sales (1%). Comparable net sales increased 1% in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to favorable price/mix (3%), partially offset by lower volumes (2%). The price benefit was due predominantly to the carry-over effect of prior targeted price increases for certain brands and markets such as Maker’s Mark in the U.S. Favorable mix was due to the impact of innovations and premiumization on our product portfolio. The year-over-year decline in volumes was largely due to decreases in Value Creator and Local Jewels brands, Skinnygirl, Courvoisier, Pinnacle, and Teacher’s, partially offset by volume increases in Jim Beam, Maker’s Mark, and Sauza. The decline in Skinnygirl is largely due to the substantial decrease of the U.S. ready-to-serve category in 2013 and the decline in Teacher’s Scotch is largely due to the impact of our repositioning in India. We estimate that comparable net sales were reduced by approximately three points of growth mostly from the impact of our India investigation and repositioning of that business, timing of sales in emerging markets within the second half of 2013, and the reduction in trade inventories by a large customer in Australia. The comparable net sales increase of 1% was driven by net sales growth in North America and EMEA, partially offset by a decrease in APSA.

Cost of goods sold

The $23 million, or 3%, increase in cost of goods sold in the nine months ended September 30, 2013 was primarily due to a net increase from acquisitions/divestitures (approximately $25 million), primarily attributable to the acquisition of the Pinnacle assets, and higher raw-material related costs (approximately $10 million), which reflects the recognition of a contractual incentive related to 2012 production that did not become realizable until the first quarter of 2013 ($8 million benefit). Higher raw material and labor costs were largely offset by the benefit of our organizational streamlining and procurement savings initiatives (approximately $25 million).

Advertising and marketing expense

Advertising and marketing expense increased approximately $1 million in the nine months ended September 30, 2013. The increase in advertising and marketing expense was mostly in connection with the Pinnacle acquisition. Advertising and marketing expense as a percentage of net sales decreased from 16.1% in the nine months ended September 30, 2012 to 15.7% in the nine months ended September 30, 2013.

Selling, general and administrative expense

The $14 million, or 5%, decrease in selling, general and administrative expense in the nine months ended September 30, 2013 was mostly due to lower acquisition and integration-related expenses ($28 million), which is net of a $12 million benefit related to an adjustment to the fair value of acquisition-related contingent consideration, lower incentive compensation expense accruals, and the benefits from cost controls, partially offset by increased costs associated with inflation and growth of the business and support functions as well as $8 million of costs related to our India investigation and repositioning of that business.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

($ in millions)	Nine months ended September 30, 2013		Nine months ended September 30, 2012		Favorable (Unfavorable) change
	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	743.0	41.1%	719.9	41.1%	(23.1)	(3.2)%	—
Advertising and marketing expense	283.6	15.7%	282.2	16.1%	(1.4)	(0.5)%	40
Selling, general, and administrative expense	287.0	15.9%	301.4	17.2%	14.4	4.8%	130

Gain on sale of brands and related assets

The $13 million gain on sale of brands and related assets primarily relates to a $12 million gain from the January 2013 sale of certain non-strategic economy brands and related assets.

Restructuring charges

In the nine months ended September 30, 2013, we recorded restructuring charges of $12 million primarily related to the aforementioned third quarter 2013 organizational restructuring plan.

In the nine months ended September 30, 2012, we recorded restructuring charges of $4 million related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield, Illinois headquarters to Kentucky.

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

Operating income

Operating income increased $66 million, or 16%, from $417 million in the nine months ended September 30, 2012 to $482 million in the nine months ended September 30, 2013. Operating income increased due to increased gross profit ($34 million) from higher sales, which were largely driven by the acquisition of the Pinnacle assets and price/mix benefits. The increase in operating income in the nine months ended September 30, 2013 also benefited from lower acquisition and integration-related expenses ($27 million), which includes a $12 million benefit related to an adjustment to the fair value of acquisition-related contingent consideration, lower incentive compensation expense accruals, and a $13 million gain on sale of brands and related assets in the 2013 period, partially offset by costs related to our India investigation and repositioning of that business ($8 million) and higher restructuring charges in the 2013 period ($8 million).

Interest expense

Interest expense decreased $7 million, or 9%, from $80 million in the nine months ended September 30, 2012 to $73 million in the nine months ended September 30, 2013, primarily due to lower weighted-average interest rates on outstanding borrowings and lower debt balances. Lower weighted-average interest rates are largely related to our debt refinancing in June and July of 2013.

Loss on early extinguishment of debt

The loss on early extinguishment of debt of $57 million was incurred in connection with our repayment of an aggregate principal amount of $485 million of our outstanding notes and debentures in June and July 2013. The loss on early extinguishment of debt primarily consists of $42 million in premiums paid to repurchase the debt and $14 million related to a contractual redemption premium. The repayment primarily related to our 6.375% Notes due 2014 ($326 million principal amount) and 5.875% Notes due 2036 ($138 million principal amount).

Other income

Other income decreased $28 million, from $30 million in the nine months ended September 30, 2012 to $3 million in the nine months ended September 30, 2013. The change from 2012 to 2013 was primarily due to a nontaxable indemnification payment of approximately $18 million received in 2012 from Pernod Ricard related to tax matters in connection with the assets acquired from Pernod Ricard in July 2005, a decrease in equity income related to our international distribution joint ventures with The Edrington Group ($6 million), lower foreign currency transaction gains ($3 million, net of hedging impacts), and the absence of a distribution related to the wind down of our Maxxium joint venture investment that was received in the 2012 period ($2 million).

Income taxes

The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 22.8% and 24.7%, respectively. The effective income tax rates for 2013 and 2012 were less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates.

The effective tax rate for the nine months ended September 30, 2013 was less than the U.S. federal statutory rate due to a reduction in unrecognized tax benefits of $6 million, which was primarily due to our participation in a tax amnesty program, a second quarter election made by one of our subsidiaries under a new tax law that allowed it to increase the value of its assets resulting in a $5 million reduction to income tax expense and the aforementioned third quarter items. The effective tax rate for the nine month period ended September 30, 2012 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates, the receipt of non-taxable indemnification income from Pernod Ricard, and a combined $6 million tax benefit as a result of a final foreign audit settlement and the expiration of foreign jurisdiction income tax review periods, partially offset by additional tax recorded on the distribution of earnings between certain foreign jurisdictions.

Segment Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth net sales and operating income by operating segment for the nine months ended September 30, 2013 and 2012 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

Net Sales				Non-GAAP Constant Currency (a)
	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$1,145.5	$1,056.5	8.4%	$1,144.6	8.3%
EMEA	345.6	333.8	3.5%	339.0	1.6%
APSA	316.7	360.2	(12.1)%	322.5	(10.5)%

Segment net sales	1,807.8	1,750.5	3.3%	1,806.1	3.2%
Foreign exchange	—	—		1.7	n/m

Net sales	$1,807.8	$1,750.5	3.3%	$1,807.8	3.3%

Operating Income				Non-GAAP Constant Currency (a)
	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
North America	$343.7	$308.5	11.4%	$345.0	11.8%
EMEA	74.8	68.1	9.8%	73.1	7.3%
APSA	59.2	75.5	(21.6)%	62.1	(17.7)%

Segment operating income	477.7	452.1	5.7%	480.2	6.2%

Deduct:
Foreign exchange	—	—		2.5
Gain on sale of brands and related assets (Note 3)	(13.2)	—		(13.2)
Business separation costs (Note 6)	—	13.8		—
Restructuring charges (Note 7)	12.0	3.7		12.0
Other (credits) charges (Note 7)	(3.3)	17.9		(3.3)

Operating income	$482.2	$416.7	15.7%	$482.2	15.7%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to the rationale for presenting this non-GAAP information. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

	North America	EMEA	APSA
Net sales growth (GAAP)	8%	4%	(12)%
Acquisitions/divestitures (a) (b)	(4)%	2%	—
Foreign exchange rates (a)	—	(2)%	2%

Comparable net sales (Non-GAAP)	4%	4%	(10)%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments.
(b)	Significant acquisitions and divestitures are identified and discussed below.

North America

North America net sales increased 8% on both a GAAP basis and constant currency basis in the nine months ended September 30, 2013 as compared to 2012. Adjusting constant currency net sales for the impact of acquisitions/divestitures, North America’s comparable net sales increased 4% in the nine months ended September 30, 2013. The acquisition/divestiture impact (4%) was primarily due to the May 2012 acquisition of the Pinnacle assets. The 4% comparable net sales increase was primarily due to favorable price/mix (6%), partially offset by a decline in volumes (2%). The price/mix benefit primarily related to Maker’s Mark, Jim Beam, and Pinnacle, which includes the impact of premium-priced innovation and faster growth of our premium brands on mix. Innovations introduced this year include Jacob’s Ghost, Jim Beam Honey, Jim Beam Maple, Sauza Sparkling Margarita, and Hornitos Lime Shot. The 2% volume decrease was primarily due to Skinnygirl, which declined largely due to a substantial decrease of the U.S. ready-to-serve category in 2013, as well as declines in Local Jewels brands and Courvoisier. Pinnacle volume was also down compared to the year-ago period, reflecting distributor inventory movements. These volume decreases were partially offset by volume increases in Jim Beam, Sauza, and Maker’s Mark.

North America operating income increased $35 million, or 11% on a GAAP basis and 12% on a constant currency basis, in the nine months ended September 30, 2013 as compared to 2012. Constant currency operating income increased principally from increased gross profit from higher net sales, partially offset by higher advertising and marketing expense, which increased largely due to the acquisition of the Pinnacle brand.

Europe/Middle East/Africa

EMEA net sales increased 4% on a GAAP basis and 2% on a constant currency basis in the nine months ended September 30, 2013 as compared to 2012. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a stronger Euro relative to the U.S. dollar. Further adjusting constant currency net sales for the impact of divestitures, EMEA’s comparable net sales increased 4% in the nine months ended September 30, 2013. The divestiture impact (2%) relates to the 2012 termination of a third-party distribution agreement in connection with the 2012 acquisition of the Cooley business. The 4% comparable net sales increase was mostly due to favorable price/mix (3%) and was primarily related to Jim Beam innovations and faster growth of our premium brands. Comparable net sales growth was primarily due to increased sales in Germany and Central Europe.

EMEA operating income increased $7 million, or 10%, on a GAAP basis and 7% on a constant currency basis in the nine months ended September 30, 2013 as compared to 2012. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a stronger Euro relative to the U.S. dollar. The increase in constant currency operating income was mostly due to net sales growth, operating leverage, and lower advertising and marketing expense, partially offset by the absence of a reversal of a non-income tax accrual for a closed review period that benefited the prior year period.

Asia-Pacific/South America

APSA net sales decreased 12% on a GAAP basis and 10% on a comparable basis in the nine months ended September 30, 2013 as compared to 2012. The difference between GAAP and comparable net sales is primarily due to the negative foreign currency exchange impact related to Australia and Brazil. The comparable net sales decrease was due to lower volumes (7%) and the unfavorable impact of price/mix (3%). Lower volumes and unfavorable price/mix were largely driven by a decline in Teacher’s as a result of the repositioning of our business in India. The net sales decrease in India unfavorably impacted APSA’s net sales growth in the 2013 period by approximately five percentage points. Comparable net sales also declined in Australia, where market conditions became more challenging in the third quarter.

As compared with the nine months ended September 30, 2012, APSA operating income decreased $16 million, or 22% on a GAAP basis and 18% on a constant currency basis in the nine months ended September 30, 2013. The difference between GAAP and constant currency operating income is primarily due to the negative foreign exchange impact related to Australia and Brazil. The decrease in constant currency operating income was primarily due to decreased net sales, as described above, partially offset by decreased advertising and marketing expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital decreased to 31.3% at September 30, 2013 from 35.3% at December 31, 2012, primarily due to lower outstanding debt (discussed below) and higher equity resulting from 2013 net income and proceeds from stock option exercises.

In June 2013, we issued $250 million in aggregate principal amount of 1.750% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of 3.250% Notes due 2023 (the “2023 Notes” and together with the “2018 Notes,” the “Notes”). Net proceeds were used to repurchase and redeem outstanding debt in June and July of 2013 (as discussed below).

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

In July 2013, we used a portion of the net proceeds from the issuance of the Notes and cash on hand to redeem the remaining outstanding principal amount ($248 million) of the 6.375% Notes due 2014. We recorded a loss on early extinguishment of debt of approximately $14 million in the third quarter of 2013, primarily related to a contractual redemption premium.

In June 2013, we used a portion of the net proceeds from the issuance of the Notes and cash on hand to repay an aggregate principal amount of $237 million of our outstanding debentures in accordance with a tender offer announced in May 2013, resulting in a loss on early extinguishment of debt of $43 million, which primarily consisted of $42 million in premiums paid to repay the debt. The repayments primarily related to our 6.375% Notes due 2014 ($78 million principal amount) and 5.875% Notes due 2036 ($138 million principal amount).

In January 2013, we repaid at maturity the remaining principal amount of €218.8 million ($296.9 million) on our 4% notes.

As of September 30, 2013, we had total cash and cash equivalents of $171 million, of which $149 million was held at non-U.S. subsidiaries. The permanent repatriation of non-U.S. cash balances from certain subsidiaries where we have indefinitely reinvested such earnings could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested. However, we currently do not expect a repatriation of this nature and we believe that we are able to maintain required liquidity due to the following:

•	We manage our global cash requirements considering (i) operating cash flows generated by our domestic operations and available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

•	If we require more funding in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. We believe that our access to the debt markets, including access to our committed revolving credit facility (of which $750 million was available as of September 30, 2013), is a viable alternative to repatriation of indefinitely reinvested foreign earnings that would be subject to additional U.S. tax expense. Repatriating non-U.S. cash balances or issuing debt or equity to raise capital could result in higher effective tax rates, increased interest expense, and dilution of our earnings.

We have an investment grade credit rating from three credit rating agencies. We believe that our cash from operations, committed revolving credit facility and other sources of liquidity will be sufficient to fund current operations, service outstanding indebtedness and pay dividends.

Under a share repurchase plan authorized by our Board of Directors, we may repurchase up to 3 million shares of the Company’s common stock, par value $3.125 per share either in the open market or in other privately negotiated transactions. The share repurchase plan has no expiration date.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2013 and 2012 (in millions).

	2013	2012
Net cash provided by operating activities	$114.1	$112.6
Net cash used in investing activities	(14.8)	(761.9)
Net cash (used in) provided by financing activities	(287.6)	571.7
Effect of foreign exchange rate changes on cash	(6.2)	6.8

Net decrease in cash and cash equivalents	$(194.5)	$(70.8)

Operating Activities

Net cash provided by operating activities was $114 million in the nine months ended September 30, 2013 compared to $113 million in the nine months ended September 30, 2012. Operating cash flow in the 2013 period, as compared to the year-ago period, was adversely impacted by increased cash used to fund the growth of maturing spirits inventories and increased payments related to accrued liabilities, largely due to timing. These increases in cash used were offset by the cash impact of increased sales, largely due to the acquisition of the Pinnacle assets, and lower cash used related to discontinued operations (discussed below).

Operating cash flows in the nine months ended September 30, 2013 included approximately $17 million of cash outflows related to discontinued operations and liabilities related to the Separation Transactions completed in 2011, primarily consisting of indemnity payments related to tax matters, as compared to approximately $80 million of discontinued operations-related payments, primarily consisting of incentive compensation, severance and pension benefits for former Fortune Brands executives and settlement of a legal matter, in the nine months ended September 30, 2012.

Investing Activities

Net cash used in investing activities was $15 million in the nine months ended September 30, 2013 as compared to $762 million in the nine months ended September 30, 2012. The net cash used in investing activities in the nine months ended September 30, 2013 was primarily due to capital expenditures during the period ($92 million, mostly related to the purchase of new oak barrels required to produce bourbon, warehouse capacity expansion at Maker’s Mark, and capacity expansion to support future growth in bourbon, scotch, and cognac), partially offset by proceeds received for the sale of certain non-strategic economy brands and related assets in January 2013 ($63 million) and the sale of property, plant, and equipment ($13 million). The net cash used in investing activities in the nine months ended September 30, 2012 related to the acquisition of the Cooley business in January 2012 ($72 million) and the Pinnacle assets in May 2012 ($608 million) and capital expenditures during the period, partially offset by $6 million in cash received from Home & Security under agreements related to the Spin-Off.

Financing Activities

Net cash used in financing activities was $288 million in the nine months ended September 30, 2013 as compared to $572 million of net cash provided by financing activities in the nine months ended September 30, 2012. As discussed above, we repaid long-term debt during 2013 ($832 million), which was partially offset by the issuance of long-term debt of $496 million in aggregate principal (net of discounts) during 2013. In 2012, we issued $606 million of long-term debt in aggregate principal (net of discounts) largely to finance the acquisition of the Pinnacle assets in May 2012. We also received more cash in 2013 as a result of increased option exercise activity ($53 million).

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $465 million and $453 million as of September 30, 2013 and December 31, 2012, respectively, and are recorded at their stated amount less allowances for doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $13 million and $14 million as of September 30, 2013 and December 31, 2012, respectively. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions and other factors may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at September 30, 2013 was $7 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

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

Guarantees and Commitments

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $25 million, of which our guarantee exposure was $12 million based on facilities utilized at September 30, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $33 million as of September 30, 2013; approximately $3 million is recorded within “Other current liabilities” and approximately $30 million is recorded within “Other non-current liabilities” on our unaudited condensed consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pending Cases

As of September 30, 2013, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants. As of September 30, 2013, there were no purported smoking and health class actions or health care recovery actions pending against the Company.

Terminated Cases

There were no tobacco-related cases terminated in the three months ended September 30, 2013 in which the Company was named as one of the defendants.

Certain Developments Affecting the Indemnitor

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of September 30, 2013, B&W and/or R.J. Reynolds Tobacco Company had been served in approximately 5,192 pending cases (the “Engle progeny cases”) in Florida. As of September 30, 2013, approximately 100 Engle progeny cases have been tried to verdict in state and federal court, approximately 67 of which resulted in adverse judgments against tobacco companies. Of those approximately 67 adverse judgments, approximately 55 resulted in adverse judgments against the Indemnitor. As of September 30, 2013, the Indemnitor has appealed every adverse judgment, with the exception of those adverse judgments in which the time to appeal had not yet expired. The Indemnitor has paid final judgments in eleven Engle progeny cases as of September 30, 2013. The Company is not a party to any of the Engle progeny cases.

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

Other Legal Proceedings

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of the legal proceedings to which we are subject include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these legal proceedings and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially adversely impact our business, results of operations, cash flows, and financial condition. There have been no material changes to our risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on November 27, 2012, Commission file number 1-9076).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 7, 2011, Commission file number 1-9076).

12*	Statement re computation of ratio of earnings to fixed charges.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Beam Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: November 7, 2013	BY:	/s/ ROBERT F. PROBST
Robert F. Probst
Senior Vice President and Chief Financial Officer (principal financial officer)