Form 10-K
period 2013-12-31
BEAM INC
filed 2014-02-18
CIK 789073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 28, 2013 (the last day of our most recent second quarter) was $10,207,695,016 based on the closing price as reported on the New York Stock Exchange. The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at February 6, 2014, was 165,336,068.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Annual Meeting Proxy Statement”) is incorporated by reference into Part III hereof. In the event we do not file the Annual Meeting Proxy Statement, this information will be provided instead by an amendment to this report not later than 120 days after the end of the registrant’s fiscal year.

Form 10-K Table of Contents

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Actual results, performance, or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to “Item 1. Business – Forward-Looking Statements,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Our portfolio consists of brands we identify as Power Brands, Rising Stars, Local Jewels, and Value Creators. The Power Brands are our core brand equities, with global reach in premium categories and large annual sales volume. Rising Stars are smaller premium brands in priority markets that we believe have excellent growth profiles and receive substantial advertising and marketing program support to drive expansion. Brands identified as Local Jewels act as Power Brands in local markets. Value Creators include a variety of brands providing scale and profit across multiple categories. Power Brands, Rising Stars, and combined Local Jewels/Value Creators (including non-branded sales) represent approximately 60%, 15%, and 25%, respectively, of our annual net sales (based on net sales for the year ended December 31, 2013). Our Power Brands and Rising Stars, which are the focus of our advertising and marketing programs, are listed below.

Power Brands:	Jim Beam Bourbon, Maker’s Mark Bourbon, Sauza Tequila, Courvoisier Cognac, Canadian Club Whisky, Teacher’s Scotch, and Pinnacle Vodka

Rising Stars:	Laphroaig Scotch, Knob Creek Bourbon, Basil Hayden’s Bourbon, Kilbeggan Irish Whiskey, Cruzan Rum, Hornitos Tequila, Skinnygirl Cocktails, and Sourz Liqueurs

Merger Agreement

On January 12, 2014, Beam entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Suntory Holdings Limited, a Japanese corporation (“Suntory Holdings”), and SUS Merger Sub Limited, a Delaware corporation and a wholly-owned subsidiary of Suntory Holdings (“Sub”), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of Beam by Suntory Holdings at a price of $83.50 per share in cash. Subject to the terms and conditions of the Merger Agreement, Sub will be merged into Beam (the “Merger”), with Beam surviving the Merger as a wholly-owned subsidiary of Suntory Holdings. The Merger

Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors (the “Board of Directors”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (i) Shares held by stockholders of the Company who have properly exercised and perfected appraisal rights under Delaware law and (ii) Shares that are held in the treasury of the Company or owned of record by any wholly-owned subsidiary of the Company, Suntory Holdings or any wholly-owned subsidiary of Suntory Holdings) will be converted into the right to receive $83.50 per Share in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding Shares entitled to vote thereon, (ii) the receipt of required antitrust approvals in the U.S. and European Union, (iii) the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement, and (iv) other customary closing conditions. The consummation of the Merger is not subject to a financing condition.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on January 13, 2014.

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

We seek to “Build Winning Markets” through effective distribution and enhancing the presence of our brands, particularly in key markets. We amplify our scale in select markets by aligning with key strategic partners, such as Coca-Cola Amatil in Australia and The Edrington Group in various global markets throughout the world. These alliances complement our distribution in other key markets, including our U.S. sales organization and performance-based contracts with partners such as Southern Wine & Spirits in the U.S. and our company-owned distribution in markets such as Germany and India.

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

In January 2013, we sold certain non-strategic economy brands and related inventory for approximately $63 million. These brands, sold in North America, generated 2012 revenues of approximately $30 million on volumes of approximately 1.8 million cases. In connection with the sale, we recorded a pre-tax gain of $12 million ($8 million after tax) in 2013.

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

On an ongoing basis, we review our portfolio of brands and evaluate options to increase shareholder value. In addition to acquisitions, divestitures, joint ventures, and alliances, we consider other corporate strategies intended to enhance shareholder value, including share repurchases and changes to our dividend payments. We cannot predict whether or when any particular strategy might be implemented or what the financial effect of the strategy might be upon our results of operations, cash flows or financial condition.

Segments

Our three reportable segments are the geographic regions of North America, EMEA and APSA. Each segment is engaged in the manufacture and sale of distilled spirits products. Approximately 57% of our consolidated net sales were generated in the U.S. (based on country of destination) for the year ended December 31, 2013. For additional financial information by segment, refer to Note 22, Segment Information, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report. For a description of the risks attendant to operating outside the United States, see Item 1A — Risk Factors.

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

Seasonality

The peak season for our business is the fourth calendar quarter due to holiday buying. Approximately 29% of our net sales for the fiscal years ended December 31, 2013 and 2012 were in the fourth quarter.

Customers and Distributors

We use different business models to market and distribute our products in different regions of the world. In the U.S., we sell our products either to wholesale distributors for resale to retail outlets or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. Outside the U.S., we use a variety of route-to-market models, including third-party distributors, global or regional duty free customers, other spirits producers and our joint ventures with The Edrington Group Ltd. During the year ended December 31, 2013, our top three customers (Southern Wine & Spirits, the Company’s 50% owned joint ventures with The Edrington Group, and Coca-Cola Amatil) collectively accounted for 40% of our net sales. Accounts receivable from these three customers were similarly concentrated at December 31, 2013, as were net sales and accounts receivable in prior years. We believe our relationships with our top three customers are good, collection of amounts due from these three customers at December 31, 2013 are reasonably assured, and a loss of any of these customers would be offset by the availability of other distributors for our products with minimal disruption to our operations.

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

Raw Materials and Other Supplies

The principal raw materials for the production, storage, and aging of distilled products are corn and other grains for whiskies and other spirits, agave for tequila, molasses for rum, grapes for cognac and fortified wines, new or used oak barrels, and plastic and glass for bottles. These materials are generally readily available from a number of sources, except that new oak barrels are available from only a few sources. Beam has a long-term supply agreement with a third-party supplier for the purchase of new oak barrels. This agreement requires a minimum of three years’ notice prior to termination. In addition, we purchase barrels from two other suppliers on a year-to-year basis pursuant to purchase orders. We purchase grains, malts, and grapes primarily from independent growers under long-term supply contracts or on the spot market. We grow our own agave supply and periodically purchase agave on the spot market. From time to time, these raw materials are affected by weather and other forces that may impact production and quality.

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

Regulatory Environment

The production, storage, transportation, distribution, and sale of our products are subject to regulation by federal, state, local, and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits and fortified wines in whole or in part.

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

In many of the key markets for our business, distilled spirits are subject to federal excise taxes and/or customs duties, as well as state/provincial, local, and other taxes. Beverage alcohol sales could be adversely impacted by increases to excise tax rates, which are considered from time to time by U.S. states and municipalities and in other key markets for our business. The effect of any future excise tax increases in any jurisdiction cannot be determined, but any future excise tax increases could have an adverse effect on our business, financial condition, and results of operations.

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

Employees

As of December 31, 2013, the Company and its subsidiaries had approximately 3,300 employees, of which approximately 1,500 were based in the United States. Approximately 35% of our employees are covered by collective bargaining agreements, of which approximately 27% are subject to agreements that will expire within one year from the filing date of this Form 10-K. We believe our employee relations are good.

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

Foreign Operations

For information about the Company’s reportable segments and for additional geographic information about net sales and long-lived assets, please refer to Note 22, Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report on Form 10-K. Also, for a discussion of certain risks attendant to our foreign operations, see Item 1A — Risk Factors.

Executive Officers of the Registrant

The information set forth in “Item 10, Directors, Executive Officers and Corporate Governance” in Part III of this report is hereby incorporated by reference.

Additional Information

The Company’s website address is www.beamglobal.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission (“SEC”). We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Principles, Code of Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Charters for the Committees of our Board of Directors, and other information related to the Company. Additionally, in 2013 we filed with the New York Stock Exchange (“NYSE”) our 303A CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results, or states our intentions, beliefs and expectations for the future. Readers are cautioned that these are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “targets,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will,” “seeks,” “strives,” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the SEC, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to:

•	the satisfaction of the conditions precedent to the consummation of the Merger, including, without limitation, the receipt of stockholder and regulatory approvals;

•	unanticipated difficulties or expenditures relating to the Merger;

•	legal proceedings instituted against the Company and others following announcement of the proposed Merger;

•	disruptions of current plans and operations caused by the announcement and pendency of the proposed Merger;

•	potential difficulties in employee retention as a result of the announcement and pendency of the proposed Merger;

•	the response of customers, distributors, suppliers and competitors to the announcement of the proposed Merger;

•	general economic conditions;

•	competitive innovation and marketing pressures, including price;

•	changes in consumer preferences and trends;

•	financial and integration risks associated with acquisitions, joint ventures, and alliances, as well as potential divestitures;

•	the price and availability of raw materials and energy;

•

risks associated with doing business outside the United States, including changes in laws, governmental regulations and policies, compliance with anti-corruption statutes, civil and political unrest, and local labor conditions;

•	our ability to manage organizational productivity and global supply chains effectively;

•	the impact of excise tax increases and customs duties on our products or changes to government financial incentives;

•	fluctuations in currency exchange rates;

•	our ability to reach agreement on, maintain or renegotiate key agreements;

•	potential liabilities, costs and uncertainties of litigation;

•	our ability to attract and retain qualified personnel;

•	changes to laws and regulations;

•	downgrades of the Company’s credit ratings;

•	dependence on performance of distributors, promoters and other marketing arrangements;

•	product quality issues;

•	costs of certain employee and retiree benefits and returns on pension assets;

•	tax law changes or interpretation of existing tax laws;

•	ability to secure and maintain rights to intellectual property, including trademarks, trade dress, and trade names;

•	impairment in the carrying value of goodwill or other acquired intangible assets;

•	disruptions at production facilities and supply/demand forecasting uncertainties;

•	breaches of data security; and

•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission.

Further information about factors that could materially affect Beam, including our results of operations and financial condition, is contained in Item 1A — Risk Factors of this report.

Item 1A.	Risk Factors.

We believe that the following risks and uncertainties may be material to our business and an investment in our securities. Additional risks and uncertainties that, as of the date of filing this report, we consider to be immaterial may also adversely affect the Company. If any of the following risks actually occur, our business, results of operations, cash flows, and financial condition could be materially and adversely impacted.

Risk Factors Related to the Merger

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On January 12, 2014, we entered into the Merger Agreement with Suntory Holdings. The Merger Agreement is an executory contract subject to closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. Completion of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all of the outstanding shares of our common stock entitled to vote and the receipt of regulatory approvals in the U.S. and European Union, among other things. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger may not be completed. In addition, the Merger Agreement may be terminated under certain specified circumstances, including a change in the recommendation of our Board of Directors or our termination of the Merger Agreement to enter into an agreement for a superior proposal, as defined in the Merger Agreement. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•

If the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $83.50 per share or higher, on terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share consideration for the Merger.

•

We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

•	A failed Merger may result in negative publicity and a negative impression of us in the investment community.

•	Upon termination of the Merger Agreement by the Company or Suntory Holdings under specified circumstances, we would be required to pay a termination fee of $275 million or $425 million.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions. We are also required to pay a termination fee of up to $425 million if the Merger Agreement is terminated in specified circumstances, including if we enter into a definitive acquisition agreement for a superior proposal (which fee is reduced to $275 million if we enter into such a definitive acquisition agreement on or before 5:00 p.m. Central time on February 26, 2014). These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition transaction, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the requirement on our part to pay a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

The announcement of the proposed Merger could adversely affect our business, financial condition, and results and operations.

The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition, and results and operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	the impairment of our ability to attract, retain, and motivate key personnel, including our senior management;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•

the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger; and

•	litigation relating to the Merger and the costs related thereto.

Risk Factors Related to our Business

Our results of operations, cash flows, and financial condition may be adversely impacted by global economic conditions.

Stable economic conditions globally, including strong employment, consumer confidence, and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. The uncertainty related to high levels of government and consumer debt and unstable geopolitical environments in many parts of the world may continue to put pressure on global economic conditions. There remain other challenges in the global economy as well, including high unemployment rates, low consumer confidence, and fragile credit and housing markets. As a result, consumers’ increased price consciousness may endure, which may affect consumers’ willingness to pay for premium brands as well as the overall level of spirits consumption, particularly in bars, restaurants, nightclubs, and other public environments where consumers drink spirits. Furthermore, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we provide to customers and otherwise adversely impact our results of operations, cash flows, and financial condition. A prolonged period of global economic stagnation may impact our access to capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations, pay dividends, complete acquisitions, and repurchase shares in the future.

Demand for our spirits products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in travel, vacation or leisure activity patterns, and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits products or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. In addition, concerns about health issues relating to alcohol consumption, dietary effects, regulatory action or any litigation against companies in the industry may have an adverse effect on our business. Global economic conditions or market trends could cause consumer preferences to trend away from our premium spirits brands and categories toward lower cost alternatives, which may also adversely impact our results of operations, cash flows, and financial condition.

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

We continue to consider acquisitions, divestitures, joint ventures, and alliances as a means of enhancing stockholder value. Acquisitions and joint ventures involve risks and uncertainties, including:

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

In addition, future acquisitions could cause us to incur additional debt or issue shares of capital stock, which could lead to dilution in earnings per share and return on capital.

With respect to potential divestitures, we may encounter several risks, including difficulties in the separation of operations, services, products, and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees, and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations.

Risks associated with the availability and price volatility of raw materials and energy could adversely affect our business.

We buy commodities such as corn and other grains, molasses, grapes, glass, and plastic for the production, packaging, and distribution of our products and grow agave plants for tequila production. Moreover, the production of our products depends heavily upon the availability of sufficient quantities of quality water. Accordingly, we are exposed to risks associated with raw material price volatility arising from supply conditions, geopolitical and economic variables, and other unpredictable external factors. Changes in weather patterns, hydrologic cycles, and the frequency and severity of extreme weather and natural disasters may have a negative effect on agricultural production or our access to quality water. Reduced availability or increases and volatility in the prices of these raw materials, as well as products sourced from third parties, and energy used in making, distributing and transporting our products, could increase the manufacturing and distribution costs of our products. In the past we have been able to mitigate the impact of these cost increases through productivity improvements and pricing adjustments, but there is no assurance that we will be able to offset such cost increases in the future.

While uncertainties exist in the legislative and regulatory processes regarding environmental issues, additional regulatory requirements in the U.S. and other countries may increase our operational costs due to the higher cost of compliance and market rates for energy, raw materials, and key imports. New legislation or regulation relating to environmental issues could also increase energy prices, and the cost of our products, which we may attempt to offset with price increases that could lead to reduced consumer demand for our beverage alcohol brands.

We manufacture, source, and sell many products internationally and are exposed to risks associated with doing business globally.

We manufacture, source or sell our products in numerous countries around the world. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic, and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws and governmental regulations and policies in many countries outside the United States. We are also subject to U.S. laws affecting the activities of U.S. companies abroad, including tax laws and laws regarding the enforcement of contract and intellectual property rights. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these factors and other matters affecting U.S. companies with global operations.

Certain countries in which we operate are reported to have high levels of corruption. While we are committed to doing business in accordance with applicable anti-corruption laws, our code of conduct and ethics, and other Company policies, we remain subject to the risk that our affiliates or our agents, such as distributors and promoters, may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.K. Bribery Act of 2010 or local equivalent laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of fines, interruptions of business, loss of supplier, vendor or other third party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. As discussed in Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, we commenced an investigation into whether our India business has been conducted in compliance with Company policies, the FCPA and other applicable law. It is reasonably possible that any expenses and liabilities resulting from this matter could have a material impact on our results of operations, cash flows, and financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures will likely continue to have a disruptive effect on our India business over the near term.

If we are unable to efficiently manage our organizational productivity and global supply chain, then our business could be adversely affected.

We need to continually evaluate our organizational productivity and global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed, and flexibility to meet changing and uncertain market conditions. Our success depends in part on refining our cost structure and supply chains so that we have flexibility and are able to respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could adversely affect our business.

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

While we hedge certain foreign currency transactions, a change in the value of local currencies where we manufacture, source or sell our products impacts our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position in local currency of our products, making it more difficult for us to compete. The exchange rates between some of the major foreign currencies in which we operate (including the Australian dollar, Brazilian real, British pound sterling, Euro, Canadian dollar, Indian rupee, Mexican peso, and Singaporean dollar) and the U.S. dollar have fluctuated significantly in recent years and are likely to continue to do so in the future.

Our operations may be adversely affected by failure to maintain or renegotiate distribution, supply, manufacturing or license agreements on favorable terms.

We have a number of distribution, supply, manufacturing, and license agreements for our spirits products. These agreements vary depending on the particular brand and market, but tend to be for a fixed number of years. There can be no assurance that we will be able to renew these agreements on favorable terms or that these agreements will not be terminated. Termination of these agreements or failure to renew these agreements on favorable terms could have a negative effect on our results of operations, cash flows, and financial condition.

Potential liabilities and costs from litigation and other legal proceedings could adversely affect our business.

From time to time we are subject to various lawsuits, claims, disputes, and investigations in the normal conduct of our operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings include claims for substantial or unspecified damages. If decided unfavorably, these actions could adversely affect our results of operations, cash flows, and financial condition. In addition, because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations, cash flows, and financial condition.

Numerous legal actions are pending in various jurisdictions against leading tobacco manufacturers based upon allegations that cancer and other ailments have resulted from tobacco use. The Company has been named in some of these actions relating to tobacco products made and sold by former subsidiaries of the Company. See Item 3 – Legal Proceedings. It is not possible to predict the outcome of pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Although the Company never made or sold tobacco and is indemnified for any losses, damages claimed in some of these cases range into the billions of dollars and, as a result, any failure of the indemnitor to satisfy its indemnification obligations could result in a material adverse affect on our results of operations, cash flows, and financial condition.

We face substantial competition in our industry.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, both of which could adversely affect our sales and profitability. Consumers may also respond negatively to any price changes we seek to implement. We also face a risk that continued consolidation by other distilled spirits companies could cause us to experience competitive disadvantages. Our inability to manage these and other competitive factors successfully could adversely affect our results of operations, cash flows, and financial condition.

Our failure to attract and retain qualified personnel could adversely affect our business.

Our success depends in part on the efforts and abilities of our senior management team and other key employees. Their motivation, skills, experience, and industry contacts significantly benefit our operations and administration. The failure to attract, motivate, and retain members of our senior management team and other key employees could have a negative effect on our operating results.

Changes in laws, regulations, and regulatory standards could adversely affect our business.

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

Compliance with these health, safety, and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions, as well as changes in our competitive position that may result from our inability to effectively and timely comply with such actions, could adversely impact our business.

Downgrades of our credit ratings could adversely affect our business.

A downgrade of our credit rating by Moody’s, Standard & Poor’s or Fitch, including any downgrade as a result of the announcement of the Merger, could result in an increase to our interest expense and cost of capital and impact our future ability to access credit, particularly if the downgrade were to a non-investment grade rating. Downgrades of our credit ratings would also adversely affect the fair value and marketability of our outstanding debt. In addition, a downgrade could weaken operating cash flow and liquidity, potentially adversely impacting our ability to pay dividends, fund acquisitions, and repurchase shares.

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

The success of our brands depends upon the positive image that consumers have of those brands. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, spoilage or other adulteration. Any of these events could adversely affect our sales. Moreover, selling products for human consumption involves inherent risks. A significant product liability judgment or widespread product recall may negatively impact the sales and profitability of the affected brand or brands for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Costs and funding requirements of certain employee and retiree benefits may continue to accelerate.

Our business may be negatively impacted by continued increases in the costs and funding of medical and pension benefits as a result of increased usage of medical benefits by current and retired employees, medical cost inflation, the performance of our pension plan assets, potential reductions in the discount rate used to determine the present value of our benefit obligations, and changes in legal and accounting standards related to employee and retiree benefits.

Future tax law changes or interpretation of existing tax laws may adversely affect our effective income tax rate and the resolution of unrecognized tax benefits.

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

Although we believe that this report contains material information necessary to make an informed assessment of our financial position and results of operations for each of the periods presented and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future. This is particularly true in light of the significant changes to the Company’s business and operations following the Separation Transactions during 2011.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date, net of any cumulative impairment. The carrying value of other intangible assets represents the fair value of trademarks, trade names, and other acquired intangible assets as of the acquisition date, net of impairments and accumulated amortization. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. For example, in connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarters of 2013, 2012, and 2011, we recorded impairment charges of $49.5 million, $15.6 million, and $31.3 million, respectively, to adjust certain Spanish trade names to fair value. Events and conditions that could result in future impairments include a change in expected global consumer spending, deterioration of economic conditions globally or in particular markets, and decreases in market growth rates in certain categories in our business, among others. In addition, future impairment could be caused by changes in competition, a significant product liability or intellectual property claim, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our earnings and stockholders’ equity could be adversely affected. In addition, certain assumptions and estimates used in determining the fair value of our goodwill and indefinite-lived trade names are outside the control of management, including interest rates (in the U.S. and abroad), exchange rates, the cost of capital, and tax rates. Due to the uncertainty of these items, we cannot predict whether a future impairment will result.

A disruption at our production facilities or the inherent uncertainty in supply/demand forecasting could adversely impact our results of operations, cash flows and financial condition.

Because whiskeys/whiskies, cognacs, brandies, rum and some tequila varieties are aged for various periods, we maintain substantial inventories of maturing product in warehouse facilities. If there were a catastrophic failure at one of our major distillation, bottling or warehouse facilities, our business would be adversely affected. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. Similarly, if we experienced a disruption in the supply of barrels in which to age our products, our business could suffer. A consequence of any of these supply disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, there can be no assurance that insurance proceeds would cover the replacement value of our inventory of maturing products and other assets if they were to be lost.

There is also an inherent risk of forecasting imprecision in determining the quantity of maturing stock to store in a given year for future consumption. The strategies we use to balance supply with fluctuations in consumer demand may not be effective in particular years, products or markets. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time, or we may have a surplus of inventory. Not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.

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

The Company leases its principal executive offices in Deerfield, Illinois. The following table indicates the principal properties of the Company and its subsidiaries as of December 31, 2013:

	Owned	Leased
Production and Warehouse Facilities:
Canada	6	—
France	8	—
India	1	20
Mexico	3	8
Spain	11	1
U.K.	3	—
U.S. – Kentucky	13	2
U.S. – Maine	—	3
U.S. Virgin Islands	3	—

Total	48	34

Distribution Facilities:
Germany (EMEA)	—	1
India (APSA)	—	7
Spain (EMEA)	1	—

Total	1	8

Total	49	42

The production and warehouse facilities listed above support the operations of each of our segments. In addition to the leased property located in Deerfield, Illinois, the Company also leases properties located in Australia, Austria, India, Mexico, and Spain related to corporate and administrative functions.

We are of the opinion that the properties are suitable for our business and have production capacities adequate to meet the needs of our business.

Item 3.	Legal Proceedings.

Litigation Related to the Merger

On January 15, 2014, a putative class action lawsuit (Chichester v. Beam Inc., et al., Case No. 9259-VCN) was filed in the Delaware Court of Chancery against Beam, the members of the Board, Suntory Holdings and Sub. The complaint alleged that our directors breached their fiduciary duties by, among other things, (i) initiating a process to sell Beam that undervalues it; (ii) capping the price of Beam at an amount that does not adequately reflect Beam’s true value; (iii) ignoring or not protecting against purported conflicts of interests resulting from the directors’ own interests; and (iv) taking steps to avoid competitive bidding by alternate potential acquirers. The complaint also alleged that Beam and Suntory Holdings aided and abetted those alleged breaches of fiduciary duties by Beam’s directors. The complaint sought, among other things, declaration of the action as a proper class action; certification of the plaintiff as a representative of the class and plaintiff’s counsel as class counsel; injunctive relief; an accounting of all shares, money and other value improperly received from Beam; damages, including rescissory damages, in favor of plaintiff and the class; and the fees and costs associated with the litigation. From January 24, 2014 through February 5, 2014, seven additional lawsuits were filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Chichester complaint, and seeking similar relief on behalf of the same putative class. On February 10, 2014, the actions were consolidated under the caption In re Beam Inc. Stockholders Litigation, Case No. 9301-VCN.

Additionally, from January 16, 2014 through January 29, 2014, three lawsuits were filed in the Circuit Court of Cook County, Illinois, Chancery Division. The complaints asserted similar claims and allegations to those in the Chichester complaint, and each sought similar relief on behalf of the same putative class. On February 10, 2014, these actions were consolidated under the caption Miller v. Beam Inc., et al., Case No. 2014-CH-00932.

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

Numerous legal actions, proceedings, and claims are pending in various jurisdictions against leading tobacco manufacturers, including B&W both individually and as successor by merger to ATCO, based upon allegations that cancer and other ailments have resulted from tobacco use. The Company has been named as a defendant in some of these cases. These claims have generally fallen within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and other damages and purporting to be brought on behalf of classes of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by foreign governments, unions, health trusts, taxpayers, and others seeking reimbursement for health care expenditures allegedly caused by cigarette smoking. Damages claimed in some of the cases range into the billions of dollars.

It is not possible to predict the outcome of the pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses and because the Company is indemnified under the Indemnification Agreement.

On September 14, 2011, in connection with the Spin-Off, the Company agreed to indemnify Home & Security for any losses arising from smoking and health or fire-safe cigarette matters relating to the tobacco business of any of the Company’s predecessors or former subsidiaries.

Pending Cases

As of December 31, 2013, there were four smoking and health cases pending on behalf of individual plaintiffs in which the Company has been named as one of the defendants, compared with four cases reported in our Annual Report on Form 10-K for the year ended December 31, 2012. As of December 31, 2013, there were no purported smoking and health class actions or health care recovery actions pending against the Company. For a list of pending cases, see Exhibit 99 to this Annual Report on Form 10-K.

Terminated Cases

There were no tobacco-related cases terminated in 2013 in which the Company was named as one of the defendants.

On July 14, 2000, in Engle v. R.J. Reynolds Tobacco Company, et al., a Florida state case brought against B&W (individually and as successor to ATCO) and other U.S. tobacco manufacturers on behalf of a class of Florida residents allegedly injured as a result of their alleged addiction to cigarettes containing nicotine, a jury awarded a total of $144.87 billion in punitive damages against the defendants, including $17.59 billion against B&W. On July 6, 2006, the Florida Supreme Court vacated the jury’s $145 billion punitive damage award and also decertified the class and reinstated compensatory damages to the two named plaintiffs, and permitted individual members of the former class to file separate lawsuits within one year of issuance of the mandate (which was ultimately issued January 11, 2007). As of December 31, 2013, B&W and/or R.J. Reynolds Tobacco Company had been served in approximately 5,147 pending cases (the “Engle progeny cases”) in Florida. As of December 31, 2013, approximately 107 Engle progeny cases have been tried to verdict in state and federal court, approximately 73 of which resulted in adverse judgments against tobacco companies. Of those approximately 73 adverse judgments, approximately 56 resulted in adverse judgments against the Indemnitor. As of December 31, 2013, the Indemnitor has appealed every adverse judgment, with the exception of those adverse judgments in which the time to appeal had not yet expired. The Indemnitor has paid final judgments in twelve Engle progeny cases as of December 31, 2013. The Company is not a party to any of the Engle progeny cases.

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

Resolution of Health Care Cost Recovery Actions by State, U.S. Territories, and the District of Columbia

In 1998, certain U.S. tobacco companies, including B&W, entered into a Master Settlement Agreement (the “MSA”) with certain state attorneys general that resulted in the dismissal of all remaining health care reimbursement lawsuits brought by 52 government entities, including 46 states, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands, and the District of Columbia. Although the Company is not a party to the MSA and is not bound by any of its payment obligations or other restrictions, the Company understands that it is a released party under the terms of the MSA, which provides for the release of claims not only against participating manufacturers, but also against their predecessors, successors, and past, present and future affiliates.

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

Other Legal Proceedings

From time to time the Company is subject to various other lawsuits, claims, disputes, and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, internal investigations, and environmental matters. Some of the legal proceedings to which we are subject include claims for substantial or unspecified damages. We believe that there are meritorious defenses to these legal proceedings and are contesting them vigorously. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Quarterly Composite Common Stock Prices and Common Stock Cash Dividend Payments

	2013			2012
	High	Low	Dividend Per Share	High	Low	Dividend Per Share
First Quarter	$63.77	$59.42	$0.225	$59.11	$49.74	$0.205
Second Quarter	69.78	60.13	0.225	64.00	55.15	0.205
Third Quarter	67.21	60.82	0.225	63.50	56.72	0.205
Fourth Quarter	70.63	64.43	0.225	62.19	52.69	0.205

Total			$0.90			$0.82

The Company’s common stock is listed on the New York Stock Exchange, which is the principal market for this security. The high and low prices are as reported in the consolidated transaction reporting system.

We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors.” Under the Merger Agreement described in “Part I—Item 1. Business—Merger Agreement,” we are prohibited from declaring, setting aside, making or paying any dividend or other distribution on our common stock other than quarterly dividends to holders of common shares in a per share amount no greater than the quarterly dividend declared and paid by the Company during the fiscal quarter ended December 31, 2013 ($0.225 per share), with record and payment dates in accordance with the Company’s customary dividend schedule.

On January 31, 2014, there were 15,553 record holders of the Company’s common stock, par value $3.125 per share.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of the Company’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index, the former Fortune Brands peer group and the Beam Inc. peer group (described below). The former Fortune Brands peer group is presented to provide a meaningful comparison of Beam’s stock performance relative to its peers during the periods prior to the Separation Transactions. On October 3, 2011, Beam Inc. spun-off to its stockholders its entire interest in Fortune Brands Home & Security, Inc. The Spin-Off is treated as a special dividend for the purposes of calculating total shareholder return, with the then current market value of the distributed shares being deemed to have been reinvested on the Spin-Off date in shares of Beam Inc. A vertical line is included on the graph below to separate periods that include the combined Fortune Brands businesses from periods that only include the standalone Beam Inc. spirits business (October 3, 2011).

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

Spirits: Brown-Forman Corporation, Constellation Brands, Inc., Diageo PLC, Pernod Ricard S.A., and Rémy Cointreau S.A.;

Home & Security: Stanley Black & Decker, Inc., Masco Corporation, and Newell Rubbermaid Inc.; and

Golf: Adidas Salomon AG, Callaway Golf Company, Mizuno Corporation, and NIKE, Inc.

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

In connection with preparing our consolidated financial statements for the three and six months ended June 30, 2013, we identified errors that affected prior interim and annual periods related to the timing of recognition of sales of non-branded spirits, primarily Canadian whisky, and other immaterial out of period items. As discussed in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Principals – Revision of Prior Period Financial Statements, of the Notes to the Consolidated Financial Statements (“Note 1”), the prior period errors were not material to any of our previously issued financial statements.

The financial information in the below table for the years ended, and as of, December 31, 2013, 2012, and 2011 have been revised to correct these errors, and certain other immaterial errors that had been identified in 2013 and 2012. As described in Note 1, we made an adjustment to retained earnings for the amount of the errors that originated before January 1, 2011 (“prior period errors”). The selected financial data for 2010 and 2009 has not been adjusted because these prior-period errors do not have a significant impact on the selected income statement and balance sheet data presented.

	For the year ended December 31,
(In millions, except per share amounts)	2013	2012	2011	2010	2009
Income Statement Data
Sales (a)	$3,148.4	$3,063.9	$2,859.6	$2,665.9	$2,469.6
Less: Excise taxes	(601.1)	(604.2)	(560.6)	(571.0)	(489.3)

Net sales (a)	2,547.3	2,459.7	2,299.0	2,094.9	1,980.3
Cost of goods sold (b)	1,067.9	1,023.7	985.6	865.0	782.7

Gross profit	1,479.4	1,436.0	1,313.4	1,229.9	1,197.6
Advertising and marketing expense	401.0	398.7	358.7	307.6	275.7
Selling, general and administrative expense (c) (d)	392.2	412.9	430.0	416.1	384.2
Amortization of intangible assets	17.5	17.2	16.3	16.3	17.3
Business separation costs(e)	—	13.8	83.8	2.3	—
Restructuring charges	15.3	4.3	7.7	15.4	28.8
Asset impairment charges	49.5	15.6	31.3	—	92.5
(Gain) loss on sale of brands and related assets	(13.2)	—	—	16.0	—

Operating income	617.1	573.5	385.6	456.2	399.1
Interest expense	91.6	109.0	117.4	143.7	143.6
Loss on early extinguishment of debt	56.9	—	149.2	—	—
Other (income) expense (f)	(8.8)	(35.1)	(40.4)	(33.2)	7.5

Income from continuing operations	477.4	499.6	159.4	345.7	248.0
Income taxes (g)	111.9	96.2	39.8	36.2	13.3

Income from continuing operations, net of tax	$365.5	$403.4	$119.6	$309.5	$234.7

Earnings per common share – continuing operations
Basic	$2.26	$2.55	$0.77	$2.03	$1.56
Diluted	$2.24	$2.51	$0.76	$2.01	$1.55
Weighted-average common shares outstanding
Basic	162.1	158.3	154.6	152.4	150.3
Diluted	163.4	160.8	157.8	154.3	151.8

Cash Flow Data
Cash dividends declared per share of common stock	$0.90	$0.82	$0.76	$0.76	$1.01

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Total assets	$8,584.7	$8,676.1	$7,520.4	$12,674.0	$12,370.6
Total assets (net of assets of discontinued operations)	8,584.7	8,676.1	7,520.4	8,262.2	7,903.0
Short-term debt (h)	12.8	480.1	28.4	611.4	39.9
Long-term debt	2,024.5	2,024.9	1,902.1	3,620.6	4,389.4

(a)

2012 includes $87 million related to the May 2012 acquisition of the Pinnacle assets (refer to Note 2, Acquisitions and Dispositions, of the Notes to the Consolidated Financial Statements for more information).

2011 includes $46 million of sales associated with transition to our new long-term distribution agreement in Australia.
(b)	2011 includes $23 million related to the Australia distribution agreement transition and restructuring-related charges of $16 million primarily related to restructuring activities discussed in Note 7, Restructuring and Other Charges, of the Notes to the Consolidated Financial Statements.
(c)	2013 includes a $12 million benefit for the adjustment (decrease) in the fair value of estimated contingent consideration for our Skinnygirl ready-to-serve cocktail business based on revised estimated sales levels. 2013 also includes $9 million of legal, forensic accounting and other third-party expenses related to our India investigation and other charges related to repositioning that business. 2012 includes $17 million of acquisition/integration related expenses. 2011 includes $28 million of acquisition-related contingent consideration related to the Skinnygirl ready-to-serve cocktail business. 2010 includes restructuring-related charges of $7 million primarily related to restructuring activities. Refer to Note 2, Acquisitions and Dispositions, Note 7, Restructuring and Other Charges, and Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for additional information related to these items.
(d)	Selling, general, and administrative expenses for 2009-2011 may not be comparable to selling, general, and administrative expenses for 2012 and 2013 due to the impact of the Separation Transactions, which resulted in lower Beam standalone-company costs as compared to the former Fortune Brands, Inc. corporate cost structure. Refer to Note 3, Discontinued Operations, and Note 22, Segment Information, of the Notes to the Consolidated Financial Statements for more information on the Separation Transactions and incremental costs related to the former Fortune Brands, Inc. corporate cost structure as compared to the estimated Beam corporate cost structure following the Spin-Off, respectively.
(e)	Business separation costs are directly related to implementing the Separation Transactions (refer to Note 6, Business Separation Costs, of the Notes to the Consolidated Financial Statements for additional information).
(f)	2012, 2011, and 2010 include nontaxable income tax indemnification payments related to foreign tax jurisdictions for periods prior to our 2005 acquisition of the businesses of $18 million (2012), $27 million (2011), and $37 million (2010).
(g)	2013 includes an $8 million benefit arising from the resolution of certain foreign tax return matters, and a $6 million benefit related to our decision in the first quarter of 2013 to participate in a tax amnesty program resulting in an adjustment to uncertain tax positions, partially offset by tax expense of $10 million in connection with foreign tax law changes. 2012 includes $22 million of excess net foreign tax credits related to U.S. taxes applicable to repatriation of current year foreign earnings and a $17 million net benefit related to the settlement of certain foreign and U.S. federal and state tax audit matters. 2011 includes the impact of tax assessments associated with the resolution of routine foreign and U.S. income tax audit examinations, including an unfavorable $26 million related to Mexican tax audits (the corresponding indemnification payment we received is reflected in other income) and a favorable $19 million related to German tax audits. 2010 includes a favorable $46 million related to tax assessments associated with the resolution of routine foreign and U.S. income tax audits. Additionally, income taxes in 2009-2011 may not be comparable to income taxes in 2012 and 2013 due to the impact of the Separation Transactions. Refer to Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements for more information on the Separation Transactions.
(h)	Includes short-term borrowings and current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the “Disclosure Regarding Forward-Looking Statements” section in Part I, Item 1 of this report and the “Risk Factors” section in Part I, Item 1A of this report.

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

Our portfolio consists of brands we identify as Power Brands, Rising Stars, Local Jewels, and Value Creators. The Power Brands are our core brand equities, with global reach in premium categories and large annual sales volume. Rising Stars are smaller premium brands in priority markets that we believe have excellent growth profiles and receive substantial advertising and marketing program support to drive expansion. Brands identified as Local Jewels act as Power Brands in local markets. Value Creators include a variety of brands providing scale and profit across multiple categories. Power Brands, Rising Stars, and combined Local Jewels/Value Creators (including non-branded sales) represent approximately 60%, 15%, and 25%, respectively, of our annual net sales (based on net sales for the year ended December 31, 2013). Our Power Brands and Rising Stars, which are the focus of our advertising and marketing programs, are listed below.

Power Brands:	Jim Beam Bourbon, Maker’s Mark Bourbon, Sauza Tequila, Courvoisier Cognac, Canadian Club Whisky, Teacher’s Scotch, and Pinnacle Vodka

Rising Stars:	Laphroaig Scotch, Knob Creek Bourbon, Basil Hayden’s Bourbon, Kilbeggan Irish Whiskey, Cruzan Rum, Hornitos Tequila, Skinnygirl Cocktails, and Sourz Liqueurs

EXECUTIVE SUMMARY

Merger Agreement

As discussed in “Part I—Item 1. Business—Merger Agreement,” on January 12, 2014, we entered into the Merger Agreement with Suntory Holdings, a privately held Japanese corporation, the subsidiary companies of which are leading producers and distributors of alcoholic and non-alcoholic beverages.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by our boards of directors, Suntory Holdings will acquire all of the outstanding shares of Beam common stock for $83.50 per share in cash.

The consummation of the Merger is subject to the satisfaction or waiver of specified conditions, including (i) the adoption of the Merger by the holders of a majority of the outstanding shares of Beam common stock entitled to vote thereon, (ii) the receipt of antitrust approvals in the U.S. and European Union, (iii) the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iv) other customary closing conditions. The consummation of the Merger is not subject to a financing condition.

Revision of Prior Period Financial Statements

In connection with preparing our consolidated financial statements for the three and six months ended June 30, 2013, we identified errors that affected prior interim and annual periods related to the timing of recognition of sales of non-branded spirits, primarily Canadian whisky, and other immaterial out-of-period items.

As discussed in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies – Revision of Prior Period Financial Statements, of the Notes to the Consolidated Financial Statements, the prior period errors were not material to any of our previously issued financial statements. The prior period financial statements included in this Annual Report on Form 10-K have been revised to correct these errors, and certain other immaterial errors that had been identified in 2013 and 2012. The following discussion and analysis is based on the revised financial results.

Operational and Financial Highlights for 2013

The following is an overview of operational and financial results for the year ended December 31, 2013:

•

Net sales increased 4% in 2013 as compared to 2012, primarily due to a full year sales benefit from the May 2012 Pinnacle acquisition (2%) and favorable price/mix (3%), partially offset by lower volumes (1%);

•

Operating income increased 8% in 2013 as compared to 2012, largely due to increased gross profit from higher net sales ($43 million), a decrease in selling, general, and administrative expense ($21 million) that includes a $12 million benefit related to an adjustment in the estimated fair value measurement of acquisition-related contingent consideration for the Skinnygirl ready-to-serve cocktail business, the absence of business separation costs of $14 million, and a gain on the sale of brands ($13 million), partially offset by higher impairment of trade names ($34 million), and higher restructuring charges ($11 million);

•

Diluted earnings per share from continuing operations were $2.24 in 2013 compared with $2.51 in 2012. The decrease was due primarily to a $57 million loss on the early extinguishment of debt and lower other income ($26 million) partially offset by higher operating income, as discussed above, and lower interest expense ($17 million):

•

We reduced outstanding debt by approximately $450 million in 2013. In addition, we refinanced outstanding indebtedness through the issuance of $500 million aggregate principal amount of long-term debt; and

•	We increased the indicated annual rate of our quarterly dividend by 10% to 22.5 cents per share of common stock in January 2013, beginning with the March 1, 2013 dividend payment.

Certain items had a significant impact on our financial results in 2013, 2012, and 2011. These include the impact of the Separation Transactions completed in 2011, changes in foreign currency exchange rates, acquisition-related items, restructuring and other related charges and income tax related matters.

In 2013, our financial results include the following:

•	Other SG&A charges of $9 million ($6 million net of tax, or $0.03 per diluted share) associated with our internal investigation with respect to our India operation;

•

Restructuring charges of $15 million ($10 million net of tax, or $0.06 per diluted share) primarily related to an organizational restructuring plan to improve efficiency and effectiveness across the organization as part of our Fueling Our Growth strategy;

•

Acquisition and integration-related credits of $9 million ($6 million net of tax, or $0.04 per diluted share) mostly in connection with a $12 million benefit related to the adjustment to the fair value of acquisition-related contingent consideration described above;

•	Asset impairment charges of $50 million ($35 million net of tax, or $0.21 per diluted share) related to the DYC trade name (Spain);

•	Gain on sale of brands and related assets of $13 million ($8 million net of tax, or $0.05 per diluted share) primarily related to the sale of certain non-strategic economy brands and related assets;

•

Loss on the early extinguishment of debt of $57 million ($38 million net of tax, or $0.23 per diluted share) in connection with the early extinguishment of debt related to our tender offer and subsequent redemption of senior notes;

•

Income tax expense benefits of approximately $8 million (or $0.05 per diluted share) that primarily include an $8 million benefit arising from the resolution of certain foreign tax return matters, a $6 million benefit related to our decision in 2013 to participate in a tax amnesty program resulting in an adjustment to uncertain tax positions, and a $4 million benefit related to the repatriation of foreign earnings, partially offset by tax expense of $10 million in connection with foreign tax law changes; and

•	As compared with 2012, foreign exchange translation rates and hedge results had an unfavorable $0.2 million impact on net sales and an unfavorable $7 million impact on operating income.

In 2012, our financial results include the following:

•

Acquisition /integration charges of $22 million ($17 million net of tax, or $0.11 per diluted share) related to the acquisition and integration of the Pinnacle vodka and Calico Jack rum brands and certain related assets (the “Pinnacle assets”) and Cooley Distillery plc (“Cooley”). The 2012 acquisition-related adjustments impacting SG&A expense consist of: transaction-related expenses of $5 million, contract termination expenses of $10 million and integration related expenses of $2 million. In addition, acquisition related adjustments include amounts charged to costs of goods sold ($1 million) and restructuring charges ($3 million) that primarily relate to accelerated depreciation and employee retention. Income tax expense includes the tax benefit related to these charges, partially offset by tax on earnings distributed within certain of Beam’s foreign tax jurisdictions incurred in connection with funding a portion of the capital requirement for Cooley ($5 million);

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

•	Asset impairment charges of $16 million ($11 million net of tax, or $0.07 per diluted share) related to the Larios trade name (Spain);

•

A benefit to other income from a nontaxable indemnification payment of $18 million (or $0.11 per diluted share) received from Pernod Ricard S.A. (“Pernod Ricard”) for resolution of certain tax matters for years prior to our ownership of the businesses and a nontaxable distribution from our former Maxxium investment of $2 million ($0.01 per diluted share);

•

Income tax expense benefits of approximately $38 million (or $0.23 per diluted share) that primarily included a $22 million net foreign tax credit related to the repatriation of current year earnings and a $17 million net benefit arising from the resolution of certain foreign and U.S. federal and state tax audit matters; and

•	As compared with 2011, foreign exchange translation rates and hedge results had an unfavorable $32 million impact on net sales and a favorable $9 million impact on operating income.

In 2011, our financial results included the following:

•

Business separation costs of $84 million ($68 million net of tax, or $0.43 per diluted share) incurred in connection with the Separation Transactions, principally transaction and professional advisory fees, severance and other employee related costs;

•

Corporate and other general and administrative overhead costs related to the former Fortune Brands, Inc. management structure through the Spin-Off (October 3, 2011) of $61 million ($38 million net of tax, or $0.24 per diluted share);

•

Acquisition-related contingent consideration of $28 million ($17 million net of tax, or $0.11 per diluted share) recorded based on the actual and forecasted performance of the Skinnygirl business, which we acquired in 2011;

•

Restructuring and other related charges of $25 million ($16 million net of tax, or $0.10 per diluted share) primarily related to a facility consolidation and other supply chain and distribution cost reduction initiatives in North America as well as other organizational streamlining initiatives;

•

Higher net sales of $46 million and operating income of $24 million ($17 million net of tax, or $0.10 per diluted share) related to the one-time sale of product recorded in connection with our transition to a new long-term distribution agreement in Australia;

•	Asset impairment charges of $31 million ($22 million net of tax, or $0.14 per diluted share) related to the DYC and Larios trade names (Spain);

•

A benefit to other income from a nontaxable distribution from our Maxxium investment of $10 million ($0.06 per diluted share) and nontaxable income tax indemnification payments of $27 million ($0.17 per diluted share) from Pernod Ricard related to foreign tax jurisdictions for periods prior to our ownership of the businesses;

•	Loss on early extinguishment of debt of $149 million ($96 million net of tax, or $0.61 per diluted share); and

•

Income tax expense was impacted by the tax effects of the significant items described above and the impact of tax assessments associated with the resolution of routine foreign and U.S. income tax audit examinations, including an unfavorable $26 million related to Mexican tax audits and a favorable $19 million related to Germany tax audits.

Business Outlook

We believe that long-term trends are favorable for improvement in the overall spirits market globally (particularly in Australia and emerging markets), and we believe that there are opportunities to leverage further our distribution strengths in key profit markets such as the United States. In addition, we believe there are potential pricing opportunities in key categories such as premium whiskies and opportunities for growth through continued innovation, distribution or other alliances and acquisition opportunities. We expect to continue to benefit from growth in key categories such as premium whiskies and bourbon globally and our efficiency and effectiveness agenda. We could be adversely impacted by softening of emerging markets, as well as potential shifts in consumer preferences for certain spirits categories, the ongoing execution of our U.S. distributors in the three-tier system and increasing competition as customer and distributor consolidation continues in the spirits sector and as large and small competitors aggressively promote new brands. Moreover, we anticipate increased costs in 2014, and it is uncertain whether price increases or organizational changes would offset such costs increases.

Please see “Forward-Looking Statements” for a discussion of certain factors that may cause our actual results to vary materially from those expected as of the date of the filing of this report.

RESULTS OF OPERATIONS

Presentation Basis and Non-GAAP Measures

Volume is measured based on branded nine liter equivalent units. We divide ready-to-drink cases by 10 to obtain a nine liter case equivalent.

Price/mix is the number of percentage points by which the comparable net sales changes exceeds the change attributable to branded volume. The difference arises because of changes in the composition of sales between higher and lower priced brands and from price changes.

We include financial measures (including those that are non-GAAP financial measures) in the discussion of our results of operations below. Comparable net sales growth rate is a non-GAAP measure that we use to evaluate our sales growth on a year-over-year basis exclusive of certain items that are not indicative of the underlying sales performance of our business. To calculate comparable net sales, our GAAP net sales growth rates are adjusted for the impact of acquisitions/divestures, foreign exchange, and the impact of transitioning in 2011 to a new manufacturing and distribution model in Australia.

In calculating comparable net sales, the acquisition/divesture impact is determined by comparing our actual reported net sales in the current period, including net sales attributable to acquired companies from the acquisition date, to adjusted net sales from the prior-year period. In arriving at adjusted prior-year net sales, we include the net sales of acquired companies and brands and remove the net sales of divested companies and brands for the prior-year periods comparable to the current-year periods for which the companies are included in our actual reported revenue. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

Approximately 43% of our net sales were outside the U.S during the year ended December 31, 2013. As a result, changes in foreign exchange rates can have a significant impact on our reported results of operations when translated and presented in U.S. dollars. Our discussion of results of operations by segment includes the use of “constant currency” net sales and operating income, non-GAAP measures which exclude the impact of foreign exchange translation.

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

Consolidated Results for the 2013 Compared to 2012

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth (non-GAAP) for 2013 as compared to 2012:

Consolidated Net Sales Growth
Net sales growth (GAAP)	4%
Acquisitions/divestitures (a)	(2)%

Comparable net sales growth (Non-GAAP)	2%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments. Significant acquisitions and divestitures are identified and discussed below.

GAAP net sales increased $88 million, or 4%, from $2,460 million in 2012 to $2,547 million in 2013. The 4% increase in GAAP net sales in 2013 was primarily due to the May 2012 acquisition of the Pinnacle assets (2%), and an increase in comparable net sales (2%). Comparable net sales increased 2% in 2013 as compared to 2012 primarily due to favorable price/mix (3%), partially offset by lower volumes (1%). The price benefit was due predominantly to the carry-over effect of prior targeted price increases for certain brands and markets such as Maker’s Mark and Jim Beam in the U.S. Favorable mix was due to the impact of innovations and premiumization within our product portfolio. The year-over-year decline in volumes was largely due to decreases in Value Creator and Local Jewels brands, but also driven by a volume decrease in Skinnygirl, Pinnacle, Courvoisier, and Teacher’s. These decreases were largely offset by volume increases in Jim Beam, Maker’s

Mark, Canadian Club, and Sauza. The substantial decline in Skinnygirl is largely due to the substantial decrease of the U.S. ready-to-serve spirits category in 2013 and the decline in Teacher’s Scotch is largely due to the impact of our repositioning in India. Decreased net sales in India, which was primarily due to our India investigation and repositioning of that business, negatively impacted our consolidated net sales growth by approximately one point. The comparable net sales increase of 2% was driven by net sales growth in North America and EMEA, partially offset by a decrease in APSA.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

	2013		2012		Favorable (Unfavorable) change
($ in millions)	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	1,067.9	41.9%	1,023.7	41.6%	(44.2)	(4.3)%	(30)
Advertising and marketing expense	401.0	15.7%	398.7	16.2%	(2.3)	(0.6)%	50
Selling, general, and administrative expense	392.2	15.4%	412.9	16.8%	20.7	5.0%	140

Cost of goods sold

The $44 million, or 4%, increase in cost of goods sold in 2013 was primarily due to higher raw-material and other production related costs (approximately $34 million), which is net of an $8 million benefit from the recognition of a contractual incentive related to 2012 production that did not become realizable until the first quarter of 2013, a net increase from acquisitions/divestitures (approximately $29 million), primarily attributable to the acquisition of the Pinnacle assets, foreign exchange rates ($8 million), as well as higher cost associated with increased sales of premium products. Higher raw material and labor costs were largely offset by the benefit of our organizational streamlining and procurement savings initiatives (approximately $33 million).

Advertising and marketing expense

Advertising and marketing expense increased approximately $2 million in 2013. Advertising and marketing expense as a percentage of net sales was 15.7% in 2013, which is consistent with prior year levels (16.2% in 2012 and 15.6% in 2011).

Selling, general and administrative expense

The $21 million, or 5%, decrease in selling, general and administrative expense in 2013 was mostly due to lower acquisition and integration-related expenses ($30 million), which includes a $12 million benefit related to an adjustment to the fair value of acquisition-related contingent consideration, lower incentive compensation expense accruals, and lower bad debt expense, partially offset by inflation and the growth of business and support functions as well as an additional $5 million of costs in 2013 compared to 2012 related to our India investigation and repositioning of that business.

Gain on sale of brands and related assets

The $13 million gain on sale of brands and related assets primarily relates to a $12 million gain from the January 2013 sale of certain non-strategic economy brands and related assets.

Restructuring charges

During 2013, the Company approved an organizational restructuring plan to improve efficiency and effectiveness across the organization. This plan includes the elimination of certain sales, marketing, operations and other positions within the Company’s three operating segments and corporate function. Restructuring charges of $15 million in 2013 primarily relate to the above mentioned plan and mostly consist of employee-related costs. We do not expect any additional significant charges related to the above mentioned plan.

Restructuring charges of $4 million in 2012 primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield, Illinois headquarters to Kentucky.

Business separation costs

Business separation costs of $14 million in 2012 primarily consist of a $15 million pension settlement charge associated with a required $29 million lump sum distribution of benefits paid to former Fortune Brands, Inc. executives in July 2012 in connection with the Separation Transactions, partially offset by a decrease in accrued liabilities for estimated costs to complete the Separation Transactions.

Asset impairment charges

In 2013, we recorded an impairment charge of $50 million to reduce the DYC trade name to an estimated fair value of $44 million. The impairment was primarily due to lower projected future revenues and profitability for this brand as compared to projected revenues and profitability estimated during the impairment test conducted during the fourth quarter of 2012. Factors that contributed to lower revenue and profitability projections included a comparison of actual results for 2013 against our 2013 outlook, continued economic challenges in the Spanish market, and the competitive outlook within the spirits category in which the trade name competes, among other factors.

In 2012, we recorded an impairment charge of $16 million to reduce the Larios trade name to an estimated fair value of $55 million. The impairment was primarily due to lower projected future revenue for this brand as compared to the projected revenues estimated during the impairment test conducted during the fourth quarter of 2011. Factors that contributed to lower revenue projections included a comparison of actual results for 2012 against our 2012 outlook, continued economic challenges in the Spanish market, and the competitive outlook within the spirits category in which the trade name competes, among other factors.

Operating income

Operating income increased $44 million, or 8%, from $574 million in 2012 to $617 million in 2013. Operating income increased due to increased gross profit ($43 million) from higher sales, which were largely driven by the acquisition of the Pinnacle assets and price/mix benefits. The increase in operating income in 2013 also benefited from lower acquisition and integration-related expenses ($29 million), which includes a $12 million benefit related to an adjustment to the fair value of acquisition-related contingent consideration, lower incentive compensation expense accruals, the absence of business separation costs of $14 million, and a $13 million gain on sale of brands and related assets in the 2013 period, partially offset by higher impairment of trade names ($34 million), higher restructuring charges in 2013 ($11 million), unfavorable foreign exchange rate changes ($7 million), and higher costs in 2013 related to our India investigation and repositioning of that business ($5 million).

Interest expense

Interest expense decreased $17 million, or 16%, from $109 million in 2012 to $92 million in 2013, primarily due to lower weighted-average interest rates on outstanding borrowings, including fair value hedge impacts, and lower debt balances. Lower weighted-average interest rates are largely related to our debt refinancing in June and July of 2013.

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

Other income

Other income decreased $26 million, from $35 million in 2012 to $9 million in 2013. The change from 2012 to 2013 was primarily due to a nontaxable indemnification payment of approximately $18 million received in 2012 from Pernod Ricard related to tax matters in connection with the assets acquired from Pernod Ricard in July 2005, lower foreign currency transaction gains ($3 million, net of hedging impacts), a decrease in equity income related to our international distribution joint ventures with The Edrington Group ($3 million), and the absence of a distribution related to the wind down of our Maxxium joint venture investment that was received in the 2012 period ($2 million).

Income taxes

The effective income tax rates for 2013 and 2012 were 23.4% and 19.3%, respectively. Several significant items impacted the comparability of our effective tax rates between 2013 and 2012. The effective tax rate for 2013 was less than the U.S. federal statutory rate due to foreign income taxed at lower rates; a reduction in unrecognized tax benefits of $6 million, which was primarily due to our participation in a tax amnesty program; a second quarter election made by one of our subsidiaries under a new tax law that allowed it to increase the value of its assets resulting in a $5 million reduction to income tax expense; implementation of a tax planning strategy to utilize net operating losses for which a benefit was not previously recorded that reduced income tax expense by $4 million; and resolution of certain foreign income tax matters which resulted in a reduction to tax expense of $8 million. These favorable items were offset by $10 million of deferred income tax expense and $6 million of current income tax expense associated with Mexican and French tax law changes enacted during the fourth quarter. The effective tax rate for 2012 was less than the U.S. federal statutory rate primarily due to foreign income taxed at lower rates, the receipt of non-taxable indemnification income from Pernod Ricard, net foreign tax credits ($22 million) and tax benefits recorded in 2012 as a result of final audit settlements and the expiration of foreign jurisdiction income tax review periods ($17 million). See Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements for additional information related to our effective tax rates in 2013 and 2012.

Segment Results for 2013 Compared to 2012

The following table sets forth net sales and operating income by operating segment for 2013 and 2012 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency (a)
	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
Net Sales
North America	$1,559.1	$1,447.5	7.7%	$1,558.4	7.7%
EMEA	544.5	511.1	6.5%	532.7	4.2%
APSA	443.7	501.1	(11.5)%	456.4	(8.9)%

Segment net sales	2,547.3	2,459.7	3.6%	2,547.5	3.6%
Foreign exchange	—	—		(0.2)

Net sales	$2,547.3	$2,459.7	3.6%	$2,547.3	3.6%

				Non-GAAP Constant Currency (a)
	2013	2012	% Change Reported	2013 Adjusted Amount	% Change Adjusted
Operating Income
North America	$448.7	$392.3	14.4%	$451.1	15.0%
EMEA	132.5	123.0	7.7%	129.9	5.6%
APSA	86.4	114.2	(24.3)%	93.7	(18.0)%

Segment operating income	667.6	629.5	6.1%	674.7	7.2%

Deduct:
Foreign exchange	—	—		7.1
Gain on sale of brands and related assets (Note 3)	(13.2)	—		(13.2)
Business separation costs (Note 6)	—	13.8		—
Restructuring charges (Note 7)	15.3	4.3		15.3
Other (credits) charges (Note 7)	(1.1)	22.3		(1.1)
Asset impairment (Note 12)	49.5	15.6		49.5

Operating income	$617.1	$573.5	7.6%	$617.1	7.6%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to the rationale for presenting this non-GAAP information. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

Below is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth for 2013 as compared to 2012.

	North America	EMEA	APSA
Net sales growth (GAAP)	8%	7%	(11)%
Acquisitions/divestitures (a)(b)	(3)%	1%	—
Foreign exchange rates (a)	—	(2)%	2%

Comparable net sales growth (Non-GAAP)	5%	6%	(9)%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to a description and methodology of these adjustments.
(b)	Significant acquisitions and divestitures are identified and discussed below.

North America

North America net sales increased 8% on both a GAAP basis and constant currency basis in 2013 as compared to 2012. Adjusting constant currency net sales for the impact of acquisitions/divestitures, North America’s comparable net sales increased 5% in 2013. The acquisition/divestiture impact (3%) was primarily due to the May 2012 acquisition of the Pinnacle assets. The 5% comparable net sales increase was primarily due to favorable price/mix (6%), partially offset by a decline in volumes (1%). The price/mix benefit primarily related to Maker’s Mark, Jim Beam, and Pinnacle, which includes the impacts of premium-priced innovation and faster growth of our premium brands on mix. Innovations that benefited the current year include Jim Beam Honey, Jacob’s Ghost, Jim Beam Maple, Sauza Sparkling Margarita, and Hornitos Lime Shot. The 1% volume decrease was predominantly due to Skinnygirl, which declined largely due to a substantial decrease of the U.S. ready-to-serve category in 2013, as well as declines in Local Jewels and Value Creators brands. In addition, Pinnacle volume was also down compared to the year-ago period, reflecting higher distributor inventory last year related to the transition to Beam’s network. These volume decreases were largely offset by volume increases in

Jim Beam, Sauza, and Maker’s Mark. Geographically, comparable net sales growth was due to increased sales in the U.S., Canada, and Mexico.

North America operating income increased $56 million, or 14% on a GAAP basis and 15% on a constant currency basis, in 2013 as compared to 2012. Constant currency operating income increased principally from increased gross profit from higher net sales, benefiting from favorable mix, operating leverage, and cost containment, partially offset by higher advertising and marketing expense.

Europe/Middle East/Africa

EMEA net sales increased 7% on a GAAP basis and 4% on a constant currency basis in 2013 as compared to 2012. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a stronger Euro relative to the U.S. dollar. Further adjusting constant currency net sales for the impact of divestitures, EMEA’s comparable net sales increased 6% in 2013. The divestiture impact relates to the 2012 termination of a third-party distribution agreement in connection with the 2012 acquisition of the Cooley business. The 6% comparable net sales increase was mostly due to favorable price/mix (4%), benefiting from the faster growth of our premium brands, including Jim Beam, Courvoisier, and Laphroaig. Geographically, comparable net sales growth was primarily due to increased sales in Germany, the U.K., Russia, and Central Europe, partially offset by decreases in Spain reflecting challenging market conditions.

EMEA operating income increased $10 million, or 8%, on a GAAP basis and 6% on a constant currency basis in 2013 as compared to 2012. The positive foreign currency exchange impact on our GAAP results was primarily due to the weighted-average impact of a stronger Euro relative to the U.S. dollar. The increase in constant currency operating income was mostly due to net sales growth, operating leverage, and cost containment, partially offset by higher advertising and marketing expense.

Asia-Pacific/South America

APSA net sales decreased 11% on a GAAP basis and 9% on a comparable basis in 2013 as compared to 2012. The difference between GAAP and comparable net sales is due to the negative foreign currency exchange impact on our GAAP results from sales in Australia, Brazil, and India. The comparable net sales decrease was due to the unfavorable impact of price/mix (8%) and lower volumes (1%). The comparable net sales decrease was largely driven by challenging market conditions in Australia and emerging markets, including China and Southeast Asia, which particularly impacted the sales of Jim Beam ready-to-drink products and Courvoisier. In addition, comparable net sales were adversely impacted three percentage points in 2013 by the decline in Teacher’s resulting from the repositioning of our business in India.

APSA operating income decreased $28 million, or 24% on a GAAP basis and 18% on a constant currency basis in 2013 as compared with 2012. The difference between GAAP and constant currency operating income is primarily due to the negative foreign exchange impact related to Australia and Brazil. The decrease in constant currency operating income was primarily due to decreased net sales, as described above, unfavorable mix and negative operating leverage, partially offset by decreased advertising and marketing expense. Refer to Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in this report for additional information related to our internal investigation and implementation of remedial measures in India.

Consolidated Results for 2012 Compared to 2011

Net sales

The following table presents a reconciliation of GAAP net sales growth to comparable net sales growth for 2012 as compared to 2011:

Consolidated Net Sales Growth
Net sales growth (GAAP)	7%
Foreign exchange rates (a)	2%
Acquisitions/divestitures (a)	(4)%
Australia distribution one-time sale (a)	2%

Comparable net sales growth (Non-GAAP)	7%

(a)	See “Presentation Basis and Non-GAAP Measures” above for a description of these adjustments.

GAAP net sales increased $161 million, or 7%, from $2,299 million in 2011 to $2,460 million in 2012. The 7% increase in GAAP net sales in the 2012 period was primarily due to the benefit of sales from the Pinnacle assets and Cooley (4%), which were acquired in 2012, partially offset by the impact of the 2011 one-time sale of inventory related to transitioning to our new long-term distribution agreement in Australia in 2011 (2%) and an adverse impact from foreign exchange rate fluctuations (2%), which is discussed in segment results of operations below. The increase in comparable net sales was primarily due to favorable price/mix (4%) and the impact of higher volumes (3%) in 2012 as compared to 2011. Higher volumes were primarily due to strong growth for Jim Beam, reflecting higher sales for Jim Beam White as well as the brand’s premium innovations such as Red Stag, Jim Beam Honey, and Devil’s Cut, in addition to comparable sales growth for our Pinnacle Vodka, Maker’s Mark, Courvoisier, and Skinnygirl brands. Favorable mix was due to the impact of innovations and premiumization on our product portfolio. The price benefit in 2012 was due to targeted price increases for certain brands and markets such as Jim Beam and Maker’s Mark in the U.S. as well as Courvoisier in Asia and Travel Retail. The comparable net sales increase of 7% was driven by net sales growth in all three of our segments as described below.

The following table summarizes information related to certain of our operating expenses as a percentage of net sales:

	2012		2011		Favorable (Unfavorable) change
($ in millions)	$	% of net sales	$	% of net sales	$	%	basis points
Cost of goods sold	1,023.7	41.6%	985.6	42.9%	(38.1)	(3.9)%	130
Advertising and marketing expense	398.7	16.2%	358.7	15.6%	(40.0)	(11.2)%	(60)
Selling, general, and administrative expense	412.9	16.8%	430.0	18.7%	17.1	4.0%	190

Cost of goods sold

The $38 million, or 4%, increase in cost of goods sold in 2012 was largely due to the impact of acquisitions (approximately $55 million) and increased organic sales as described above, partially offset by a year-over-year benefit from foreign currency ($30 million) and the transition to our new long-term manufacturing and distribution agreement in Australia, including the prior year impact of a one-time sale of inventory ($23 million). The impact of higher raw material-related costs and inflation (approximately $35 million) was largely offset by savings from our organizational streamlining and cost sourcing/saving initiatives. Gross profit percentage margin increased approximately 130 basis points in 2012 compared to 2011 largely due to the absence of the low margin one-time sale in 2011 related to our Australia distribution change described above, as well as reflecting the benefit of price/mix and accretive innovations.

Advertising and marketing expense

The $40 million increase in advertising and marketing expense in 2012 was primarily due to the expansion of successful innovations and equity building programs related to our Power Brands and Rising Stars. Advertising and marketing expense as a percentage of net sales increased from 15.6% to 16.2% in 2012.

Selling, general and administrative expense

Selling, general and administrative expense decreased $17 million in 2012, primarily due to lower Beam standalone-company costs as compared to the former Fortune Brands, Inc. corporate cost structure ($36 million), the absence of $28 million of acquisition-related charges that were incurred in the prior-year period in connection with contingent consideration related to the Skinnygirl acquisition, and a favorable foreign currency impact ($5 million). These benefits in 2012 were partially offset by inflation and increased selling costs to drive higher sales, acquisition and integration-related costs of $17 million (contract termination expenses of $10 million, transaction-related expenses of $5 million, and integration related expenses of $2 million) in connection with the acquisition of the Pinnacle assets and Cooley as well as approximately $4 million of charges associated with our internal investigation with respect to our India operations. Refer to Note 22, Segment Information, of the Notes to the Consolidated Financial Statements included in this report for more information on estimating standalone corporate cost structure.

Restructuring charges

In 2012, restructuring charges of $4 million primarily related to the relocation of certain U.S. finance and human resource shared services from our Deerfield headquarters to Kentucky and the ongoing integration of the Pinnacle assets, which included our planned move of the Pinnacle bottling operations from Maine to our existing facilities in Kentucky in early 2014. In 2011, restructuring charges of $8 million primarily related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives.

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

Asset impairment charges

In 2012, we recorded an impairment charge of $16 million to reduce the Larios trade name to an estimated fair value of $55 million. The impairment was primarily due to lower projected future revenue for this brand as compared to the projected revenues estimated during the impairment test conducted during the fourth quarter of 2011. Factors that contributed to lower revenue projections included a comparison of actual results for 2012 against our 2012 outlook, continued economic challenges in the Spanish market, and the competitive outlook within the spirits category in which the trade name competes, among other factors.

In 2011, we recorded a non-cash impairment charge of $31 million to reduce the DYC and Larios trade names to their estimated fair value in December 2011. The asset impairments were due to the combined effect of the economic downturn on sales in key geographic markets (principally Spain), as well as the effect of substantially higher interest rates.

Refer to “Critical Accounting Policies and Estimates – Intangible Assets” below, Note 12, Goodwill and Other Intangible Assets, and Note 15, Fair Value Measurements, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information.

Operating income

Operating income increased $188 million, or 49%, from $386 million in 2011 to $574 million in 2012. The increase in operating income was primarily due to lower business separation, acquisition, and restructuring and other charges/gains (collectively, approximately $93 million), lower Beam corporate cost structure as compared to the Fortune Brands, Inc. cost structure ($36 million), lower intangible asset impairment charges ($15 million) and increased gross profit ($123 million) from higher sales, which were driven by volume, mix, and price as described above. The increase in operating income in 2012 was also due to a $9 million favorable impact from changes in foreign currency rates and related hedge impacts. These benefits were partially offset by increases in advertising and marketing and selling, general and administrative expenses (excluding the Fortune Brands cost structure impact and other charges/gains noted above) and the absence of $24 million of gross profit from the one-time sale of inventory related to our Australia distribution change in 2011.

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

Income taxes

The effective income tax rates for 2012 and 2011 were 19.3% and 25.0%, respectively. Several significant items impacted the comparability of our effective rates between 2012 and 2011. The effective tax rate in 2012 was favorably impacted primarily by net foreign tax credits ($22 million) and tax benefits recorded in 2012 as a result of final audit settlements and the expiration of foreign jurisdiction income tax review periods ($17 million). The effective tax rate in 2011 was favorably impacted by the tax-free treatment of indemnification income received in connection with a settlement of a Mexican income tax audit and the resolution of a German tax audit, partially offset by the impact of non-deductible business separation costs and a tax assessment related to the settlement of a Mexican income tax audit. See Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements, for additional information relating to foreign audit settlements, related indemnification payments, and other factors impacting our effective tax rate as compared to the U.S. federal statutory rate.

Loss (income) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, of $18 million in 2012 is primarily related to an increase in estimated tax indemnification liabilities associated with the disposed Golf business and an increase to an environmental liability ($4 million net of tax) related to a discontinued operation not included in the Separation Transactions, partially offset by a net tax benefit related to these charges. Income from discontinued operations, net of tax, of $787 million in 2011 is primarily due to a $687 million gain on the sale of the Golf business and income from our former Golf and Home & Security businesses generated prior to disposition. See Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements, for additional information.

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

The following table sets forth net sales and operating income by operating segment for 2012 and 2011 as reported and adjusted to exclude the impact of foreign exchange translation (in millions):

				Non-GAAP Constant Currency (a)
Net Sales	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$1,447.5	$1,265.7	14.4%	$1,452.8	14.8%
EMEA	511.1	502.7	1.7%	539.5	7.3%
APSA	501.1	484.3	3.5%	499.6	3.2%

Segment net sales	2,459.7	2,252.7	9.2%	2,491.9	10.6%

Australia distribution one-time sale	—	46.3		—	n/m
Foreign exchange	—	—		(32.2)

Net sales	$2,459.7	$2,299.0	7.0%	$2,459.7	7.0%

				Non-GAAP Constant Currency (a)
Operating Income	2012	2011	% Change Reported	2012 Adjusted Amount	% Change Adjusted
North America	$392.3	$356.1	10.2%	$388.7	9.2%
EMEA	123.0	117.7	4.5%	128.3	9.0%
APSA	114.2	88.5	29.0%	103.6	17.1%

Segment operating income	629.5	562.3	12.0%	620.6	10.4%

Deduct:
Foreign exchange	—	—		(8.9)
Business separation costs (Note 6)	13.8	83.8		13.8
Restructuring charges (Note 7)	4.3	7.7		4.3
Asset impairment charges (Note 12)	15.6	31.3		15.6
Other charges (Note 7)	22.3	17.9		22.3
Unallocated corporate costs (Note 22)	—	36.0		—

Operating income	$573.5	$385.6	48.7%	$573.5	48.7%

(a)	See “Presentation Basis and Non-GAAP Measures” above for information related to the rationale for presenting this non-GAAP information. The foreign exchange impact is calculated by translating current year results at prior year exchange rates and excluding hedge impacts.

We also evaluate our segment net sales on a “comparable basis” (a non-GAAP measure). In the following discussion, we refer to sales presented on this basis as “comparable net sales.” The following table is a reconciliation of GAAP segment net sales growth to comparable segment net sales growth (non-GAAP) for 2012 as compared to the 2011.

	North America	EMEA	APSA
Net sales growth (GAAP)	14%	2%	3%
Foreign exchange rates (a)	—	5%	—
Acquisitions/divestitures (a)	(7)%	(2)%	—
Australia distribution margin structure (a)	—	—	2%

Comparable net sales growth (Non-GAAP)	7%	5%	5%

(a)	See “Presentation Basis and Non-GAAP Measures” above for a description of these adjustments.

North America

North America net sales increased 14% on a GAAP basis and 15% on a constancy currency basis in 2012 as compared to 2011. Further adjusting constant currency net sales for the impact of acquisitions/divestitures, North America’s comparable net sales increased 7% in 2012. The acquisition impact (7%) was due to the acquisition of the Pinnacle assets and Cooley, which were acquired in May 2012 and January 2012, respectively. The comparable net sales increase was due to higher organic volumes (4%) as well as favorable price/mix (3%). The largest contributors to organic volume growth were increased demand for bourbon brands and the expansion of the Pinnacle brand. In addition, innovations helped drive both volume and price/mix benefits. These innovations included new Jim Beam Red Stag flavors, extensions of the Skinnygirl family of products including vodka and wine, and a new Pinnacle vodka flavor, as well as Knob Creek Rye. Geographically, the U.S., Canada, and Mexico contributed to comparable net sales growth.

North America operating income increased $36 million, or 10%, on a GAAP basis and 9% on a constant currency basis in 2012 as compared to 2011. Constant currency operating income increased principally from increased gross profit from higher net sales and operating leverage, partially offset by a significant increase in advertising and marketing expense.

Europe/Middle East/Africa

EMEA net sales increased 2% on a GAAP basis and 7% on a constancy currency basis in 2012 as compared to 2011. The negative foreign currency exchange impact on our GAAP results was primarily due to decreases in the Euro exchange rate relative to the U.S. dollar. Further adjusting constant currency net sales for the impact of acquisitions/divestures, EMEA’s comparable net sales increased 5% in 2012. The acquisition impact (2%) was due to the Cooley acquisition in January 2012. The comparable net sales increase was due to favorable price/mix (3%) and higher organic volumes (2%) The price/mix benefit primarily related to Jim Beam, Courvoisier, and Laphroaig. Volume growth across EMEA was primarily due to the Jim Beam family of products as well as Courvoisier, partially offset by declines related to certain of our Spanish Value Creator brands. Comparable net sales growth was primarily due to increased sales in markets such as Germany, Russia, and Travel Retail, which more than offset the adverse impacts of economically challenged markets, particularly Spain, where the value of the spirits market declined at a mid-to-high single-digit rate.

EMEA operating income increased $5 million, or 5%, on a GAAP basis and 9% on a constant currency basis in 2012 as compared to 2011. The negative foreign currency exchange impact on our GAAP results was primarily due to decreases in the Euro exchange rate relative to the U.S. dollar. Constant currency operating income benefited from increased gross profit from higher net sales, as discussed above, a reversal of a non-income tax accrual for a closed review period, and a reduction in bad debt expense, partially offset by an increase in advertising and marketing expense.

Asia-Pacific/South America

APSA net sales increased 3% on both a GAAP basis and constant currency basis as compared to 2011. Further adjusting constant currency net sales for the impact of the Australia distribution margin structure change in 2011 (2%), APSA comparable net sales increased 5% in 2012. APSA comparable net sales growth was due to higher organic volumes (4%) and a price/mix benefit (1%). Higher volume was driven by growth in Jim Beam, Courvoisier, Canadian Club, and Teacher’s. Volume benefited from innovations partially offset by decreased sales of Value Creators. Price/mix also benefited from the strength of our Power Brands. Volume growth was primarily due to increased sales in markets such Australia, China, Brazil, and North Asia.

APSA operating income increased $26 million, or 29%, on a GAAP basis and 17% on a constant currency basis in 2012 as compared to 2011. The difference between GAAP and constant currency operating income growth rates (12%) was primary due to Australia. Constant currency operating income benefited from increased gross profit due to higher sales and enhanced routes to market in China and Southeast Asia.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capitalization

The ratio of total debt to total capital decreased to 28.6% at December 31, 2013 from 35.2% at December 31, 2012, primarily due to lower outstanding debt (discussed below) and higher equity resulting from 2013 net income and proceeds from stock option exercises.

In December 2013, we repaid maturing notes of $181 million using cash on hand.

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

In January 2013, we repaid at maturity the remaining principal amount of €219 million ($297 million) on our 4% notes.

As of December 31, 2013, we had total cash and cash equivalents of $277 million, of which $144 million was held at non-U.S. subsidiaries. The permanent repatriation of non-U.S. cash balances from certain subsidiaries where we have indefinitely reinvested such earnings could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested. However, we currently do not expect a repatriation of this nature and we believe that we are able to maintain required liquidity due to the following:

•

We manage our global cash requirements considering (i) operating cash flows generated by our domestic operations and available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

•

If we require more funding in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. We believe that our access to the debt markets, including access to our committed revolving credit facility (of which $750 million was available as of December 31, 2013), is a viable alternative to repatriation of indefinitely reinvested foreign earnings that would be subject to additional U.S. tax expense. Repatriating non-U.S. cash balances or issuing debt or equity to raise capital could result in higher effective tax rates, increased interest expense, and dilution of our earnings.

We have an investment grade credit rating from three credit rating agencies. We believe that our cash from operations, committed revolving credit facility and other sources of liquidity will be sufficient to fund current operations, service outstanding indebtedness and pay dividends.

Additional Matters Affecting Liquidity

Merger Agreement

The Merger Agreement, described in “Part I—Item 1. Business—Merger Agreement,” provides for certain termination rights for both the Company and Suntory Holdings. The Company is obligated to pay Suntory Holdings a $425 million termination fee in certain circumstances, including, without limitation (a) if the Board of Directors changes its recommendation in the absence of a Competing Proposal (as defined in the Merger Agreement) after the Board of Directors has determined in good faith, after consultation with the Company’s outside financial advisors and outside legal counsel, that the failure of the Board of Directors to effect such a change in recommendation would be reasonably likely to be inconsistent with its fiduciary duties under applicable law and Suntory Holdings terminates the Merger Agreement or (b) if the Company terminates the Merger Agreement after February 26, 2014 in order to enter into a definitive agreement with a third party with respect to a Superior Proposal (as defined in the Merger Agreement). However, if the Company terminates the Merger Agreement prior to 5:00 p.m. U.S. Central time on February 26, 2014 and enters into a definitive agreement with a third party with respect to a Superior Proposal, the termination fee payable to Suntory Holdings would be $275 million.

Share Repurchase Program

Under a share repurchase plan authorized by our Board of Directors, we may repurchase up to 3 million shares of the Company’s common stock, par value $3.125 per share either in the open market or in other privately negotiated transactions. The share repurchase plan has no expiration date and we have not repurchased any shares under this plan to date. Under the Merger Agreement described in “Part I—Item 1. Business—Merger Agreement,” we are prohibited from repurchasing any of the Company’s outstanding common stock.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2013, 2012, and 2011 (in millions). Operating, investing, and financing cash flows presented include the cash flows related to discontinued operations (i.e., we have not recast our statement of cash flows to remove cash activity related to the discontinued operations). The line item “Change in cash included in assets of discontinued operations” represents the net change in specifically identifiable cash accounts of the discontinued operations.

	2013	2012	2011
Net cash provided by operating activities	$423.8	$378.2	$454.5
Net cash (used in) provided by investing activities	(42.3)	(802.1)	918.2
Net cash (used in) provided by financing activities	(468.8)	564.2	(2,002.5)
Effect of foreign exchange rate changes on cash	(1.2)	7.1	(16.6)
Change in cash included in assets of discontinued operations	—	—	53.2

Net (decrease) increase in cash and cash equivalents	$(88.5)	$147.4	$(593.2)

Operating Activities

Net cash provided by operating activities was $424 million in 2013 compared to $378 million in 2012. The increase in cash was due to the cash impact of increased sales, largely due to the acquisition of the Pinnacle assets, and lower cash used related to discontinued operations (discussed below).

Operating cash flows in 2013 included approximately $17 million of cash outflows related to discontinued operations and liabilities related to the Separation Transactions completed in 2011, primarily consisting of indemnity payments related to tax matters, as compared to approximately $85 million of discontinued operations-related payments, primarily consisting of incentive compensation, severance and pension benefits for former Fortune Brands executives and settlement of a legal matter in 2012.

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

Investing Activities

Net cash used in investing activities was $42 million in 2013 as compared to $802 million in 2012. The net cash used in investing activities in 2013 was primarily due to capital expenditures during the period ($129 million, mostly related to the purchase of new oak barrels required to produce bourbon, warehouse capacity expansion at Maker’s Mark, and capacity expansion to support future growth in bourbon, scotch, and cognac), partially offset by proceeds received for the sale of certain non-strategic economy brands and related assets in January 2013 ($63 million) and the sale of property, plant, and equipment ($25 million). The net cash used in investing activities in 2012 predominately related to the acquisition of the Cooley business in January 2012 ($74 million) and the Pinnacle assets in May 2012 ($608 million) and capital expenditures during the period ($137 million) discussed below, partially offset by $6 million in cash received from Home & Security under agreements related to the Spin-Off.

Net cash used in investing activities was $802 million in 2012 as compared to cash provided by investing activities of $918 million in 2011. The net cash used in 2012 was primarily due to cash used for the acquisitions described above totaling $685 million, while the net cash provided in 2011 was primarily due to proceeds of $1.3 billion from the sale of our Golf business. Capital expenditures were $137 million in 2012 and were primarily related to the purchase of new oak barrels required to produce bourbon, the completion of our new Global Innovation Center and American Stillhouse visitors center in Kentucky, warehouse capacity expansion at Maker’s Mark, capacity expansion to support future growth in bourbon, scotch, and cognac, and capitalized software additions. Capital expenditures in 2011 included capital expenditures from the continuing Beam business of approximately $166 million. We also transferred $116 million of cash to Home & Security in 2011 in connection with the Spin-Off.

Financing Activities

Net cash used in financing activities was $469 million in 2013 as compared to $564 million of net cash provided by financing activities in 2012. As discussed above, we repaid long-term debt during 2013 ($1 billion), which was partially offset by the issuance of long-term debt of $496 million in aggregate principal (net of discounts) during 2013. In 2012, we issued $606 million of long-term debt in aggregate principal (net of discounts) largely to finance the acquisition of the Pinnacle assets in May 2012. We also received more cash in 2013 as a result of increased option exercise activity ($64 million).

Net cash provided by financing activities was $564 million in 2012 as compared to $2,003 million of net cash used in 2011. Cash proceeds of $593 million were received in 2012 from the issuance of long-term debt to fund the acquisition of the Pinnacle assets. 2011 included cash outflows of $2.4 billion related to the repayment of outstanding long-term debt, which was primarily due to the 2011 Separation Transactions, partially offset by a $500 million dividend received from Home & Security in connection with the Spin-Off.

Dividends

A summary of 2013 dividend activity for the Company’s common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.225 per share	January 25, 2013	February 6, 2013	March 1, 2013
$0.225 per share	April 24, 2013	May 8, 2013	June 3, 2013
$0.225 per share	July 31, 2013	August 14, 2013	September 3, 2013
$0.225 per share	September 19, 2013	November 6, 2013	December 2, 2013

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors.” Under the Merger Agreement described in “Part I—Item 1. Business—Merger Agreement,” we are prohibited from paying any dividend or other distribution on our common stock other than quarterly dividends to holders of common shares in a per share amount no greater than the quarterly dividend declared and paid by the Company during the fiscal quarter ended December 31, 2013 ($0.225 per share), with record and payment dates in accordance with the Company’s customary dividend schedule.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $427 million and $453 million as of December 31, 2013 and 2012, respectively, and are recorded at their stated amount less allowances for doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions based on other factors, such as the evaluation of historical write-offs, aging of balances and other qualitative and quantitative factors, when it is determined that some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $12 million and $14 million as of December 31, 2013 and 2012, respectively. Adverse conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that weakening economic conditions and other factors may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows or financial condition. The fair value of our derivative assets at December 31, 2013 was $6 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

We sponsor defined benefit pension plans that are funded by a portfolio of investments maintained within benefit plan trusts. We are not required to make any contributions in 2014 to comply with U.S. minimum funding requirements based on assumptions as of December 31, 2013. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by law with respect to the pension plans, including under the Pension Protection Act of 2006. As of December 31, 2013, the fair value of our pension plan assets was $377 million, representing 84% of the accumulated benefit obligation liability.

Guarantees and Commitments

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $39 million, of which our guarantee exposure was $26 million based on facilities utilized at December 31, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $33 million as of December 31, 2013; approximately $26 million is recorded within “Other current liabilities” and approximately $7 million is recorded within “Other non-current liabilities” on our consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and penalties if applicable).

Contractual Obligations and Other Commercial Commitments

The following table and discussion present our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2013 (in millions).

	Payments Due by Period as of December 31, 2013
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations (a)
Short-term borrowings	$12.8	$12.8	$—	$—	$—
Long-term debt(b)	2,028.5	—	413.8	550.0	1,064.7
Operating leases	82.1	15.4	22.2	19.4	25.1
Interest payments on long-term debt	773.6	85.1	159.0	116.0	413.5
Purchase obligations(c)	292.8	104.1	104.6	30.0	54.1
Pension and postretirement contributions (d)	8.4	8.4	—	—	—

Total	$3,198.2	$225.8	$699.6	$715.4	$1,557.4

(a)	Total contractual obligations do not include income taxes payable or long-term income taxes payable for uncertain tax positions. We are unable to reasonably estimate the timing of future payments related to uncertain tax positions. Refer to Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information on uncertain tax positions.
(b)	Includes principal only.
(c)	Purchase obligations include: contracts for raw material and finished goods purchases; advertising, selling and administrative services; and capital expenditures.
(d)	Minimum required pension and postretirement contributions cannot be determined beyond 2014.

Recently Issued Accounting Standards

The information required by this Item is provided in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K and is hereby incorporated herein by reference.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates, and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods (and related disclosures). We believe the policies discussed below are the Company’s critical accounting policies, as they include the more significant, subjective, and complex judgments and estimates made when preparing our consolidated financial statements.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. We do not record a tax benefit for tax positions that are currently estimated to have a less than 50% likelihood of being sustained. For tax positions that have met the recognition threshold in the first step, we perform a second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. We record changes in recognition and measurement estimates in our results of operations and financial position in the period in which such changes occur.

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

We initially perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of our qualitative assessment completed as of December 31, 2013 and 2012, we concluded our goodwill was not impaired.

If our qualitative test indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform an additional two-step impairment test: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of the reporting unit in total, and comparing that amount with the carrying amount of goodwill. Based on our estimates of fair value for each of our reporting units as of December 31, 2013, we believe there are no reporting units for which a decline in fair value of 10% could trigger an impairment of goodwill.

Intangible Assets

We amortize purchased intangible assets other than goodwill over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and projected trade name performance, consumer name recognition, geographic market presence, market share, and plans for ongoing trade name support and promotion. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. We compare the carrying value of the indefinite-lived trade name to its fair value. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the estimated remaining useful life.

In connection with our annual impairment tests of indefinite-lived trade names, we recorded the following impairments: in 2013, we recorded a $50 million impairment charge related to the DYC trade name; in 2012, we recorded a $16 million impairment charge related to the Larios trade name; and in 2011, we recorded a $31 million impairment related to the DYC and Larios trade names (refer to Note 12, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information). As of December 31, 2013 (after the impairment charge), the DYC trade name had a carrying value of $44 million. We also reassessed the remaining life of the DYC trade name and concluded it was no longer indefinite. At December 31, 2013, we reclassified the DYC trade name to a definite-lived asset with an estimated remaining life of 30 years, based on our expectations of the brand’s contributions to our future cash flows considering factors such as current long-term market outlook, plans for ongoing trade name support and promotion, strength of the brand, strength of the brand category in which the brand competes, among other factors. At December 31, 2013, we had two indefinite-lived trade names (Pinnacle and Sauza) with an aggregate carrying value of approximately $692 million, for which a 10% reduction in fair value would trigger an impairment. The significant estimates and assumptions that influence the fair value of our trade names include the expected branded product sales included in our operating plans, longer-term market growth rates in particular spirits categories and geographies, expected profit margins on products sold using the brands, terminal revenue growth rates, and the weighted average cost of capital.

Pension and Postretirement Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment, and health care benefits. We use various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates to recognize expense and obligations associated with these plans. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets to calculate pension costs, recognizing each year’s asset gains or losses over a five-year period. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is generally comprised of high quality bonds specific to the country of the plan.

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses, if outside a specified corridor, are amortized over future periods and, therefore, generally affect our recognized expense in future periods. Amounts are recognized as a component of net expense over approximately 26 years and 12 years for the U.S. plans and non-U.S. plans, respectively. The amortization period for actuarial losses is much longer for the U.S. plans as compared to the non-U.S. plans because for the U.S. plans we amortize losses over the estimated life of the participant rather than the service period because benefits under most of our U.S. plans have been frozen. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience; however, differences in actual experience or changes in the assumptions may materially affect our business, results of operations, cash flows and financial condition.

The unfunded status of our U.S. pension plans decreased approximately $46 million in 2013 primarily due to plan asset returns and actuarial gains, which were partly attributable to an increase in the assumed discount rate, partially offset by interest cost. See Note 17, Pension and Other Postretirement Benefits, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for more information related to plan assets, obligations, and assumptions.

A hypothetical 25 basis point increase/decrease to the assumed weighted-average discount rate used in the actuarial valuation of our pension plan obligation at December 31, 2013 would decrease/increase estimated pre-tax annual 2014 expense by approximately $0.5 million. A hypothetical 25 basis point increase/decrease to the assumed weighted-average long-term rate of return on plan assets used in the actuarial valuation of our pension plan obligation at December 31, 2013 would decrease/increase estimated pre-tax annual 2014 expense by approximately $1.0 million.

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

See Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 to this Form 10-K.

Environmental Matters

We are subject to federal and state laws and regulations relating to the protection of the environment, including regulations related to remediating hazardous wastes. At December 31, 2013 and 2012, our estimated liabilities related to environmental matters were $16 million and $15 million, respectively, and are included in non-current liabilities on our consolidated balance sheet. Our liabilities for remediation obligations are based on undiscounted future cash flows. During the fourth quarter of 2012, we increased our estimated liability to reflect a revised remediation plan for a site related to a discontinued operation. The revision to the remediation plan was made to increase the certainty of completing the required remediation. The expense associated with the increase in our estimated liability was recorded to “(Loss) income from discontinued operations, net of tax” on our consolidated statement of income.

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

Interest Rate Risk

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. Swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At December 31, 2013, the aggregate notional amount of our outstanding interest rate swaps was $600 million. These swap agreements hedge changes in the fair value of a portion of our fixed-rate debt that result from changes in interest rates. Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreements are designated as fair value hedges.

The fair market value of long-term fixed interest rate debt is impacted by interest rate risk and credit risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt (including current portion) at December 31, 2013 and 2012 was approximately $2,099 million and $2,707 million, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers with respect to interest rates considering credit ratings and the remaining terms to maturity. A hypothetical 10% increase from prevailing interest rates would have resulted in a decrease in fair value of our fixed interest rate debt by $36 million and $39 million at December 31, 2013 and 2012, respectively. This hypothetical decrease in the fair value of our fixed rate debt at December 31, 2013 would be partially offset by an increase in the fair value of our interest rate swap obligation discussed above.

We do not have significant variable rate borrowings at December 31, 2013. A hypothetical 100 basis point change in interest rates affecting our interest rate swaps would impact pre-tax interest expense by $6 million at December 31, 2013.

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

We are most sensitive to fluctuations in the exchange rates between some of the major foreign currencies in which we operate (including the Australian dollar, Brazilian real, British pound sterling, Euro, Canadian dollar, Indian rupee, Mexican peso, and Singaporean dollar) and the U.S. dollar. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss from the Company’s foreign currency exchange contracts using the VAR model was $4.9 million and $2.5 million at December 31, 2013 and 2012, respectively. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we may use derivative contracts to manage our exposure to commodity price volatility.

Item 8.	Financial Statements and Supplementary Data.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	For the years ended December 31,
(In millions, except per share amounts)	2013	2012	2011
Sales	$3,148.4	$3,063.9	$2,859.6
Less: Excise taxes	(601.1)	(604.2)	(560.6)

Net sales	2,547.3	2,459.7	2,299.0
Cost of goods sold	1,067.9	1,023.7	985.6

Gross profit	1,479.4	1,436.0	1,313.4
Advertising and marketing expense	401.0	398.7	358.7
Selling, general and administrative expense	392.2	412.9	430.0
Amortization of intangible assets	17.5	17.2	16.3
Gain on sale of brands and related assets	(13.2)	—	—
Restructuring charges	15.3	4.3	7.7
Business separation costs	—	13.8	83.8
Asset impairment charges	49.5	15.6	31.3

Operating income	617.1	573.5	385.6
Interest expense	91.6	109.0	117.4
Loss on early extinguishment of debt	56.9	—	149.2
Other income	(8.8)	(35.1)	(40.4)

Income from continuing operations before income taxes	477.4	499.6	159.4
Income taxes	111.9	96.2	39.8

Income from continuing operations—Beam Inc.	365.5	403.4	119.6
(Loss) income from discontinued operations, net of tax	(3.0)	(18.2)	787.2

Net income	$362.5	$385.2	$906.8
Less: Noncontrolling interests related to discontinued operations	—	—	4.1

Net income attributable to Beam Inc.	$362.5	$385.2	$902.7

Basic earnings (loss) per common share
Continuing operations	$2.26	$2.55	$0.77
Discontinued operations	(0.02)	(0.12)	5.06

Net income	$2.24	$2.43	$5.83

Diluted earnings (loss) per common share
Continuing operations	$2.24	$2.51	$0.76
Discontinued operations	(0.02)	(0.11)	4.96

Net income	$2.22	$2.40	$5.72

Cash dividends per share paid on common stock	$0.90	$0.82	$0.76
Weighted-average common shares outstanding—basic	162.1	158.3	154.6
Weighted-average common shares outstanding—diluted	163.4	160.8	157.8

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In millions)	2013	2012	2011
Net income	$362.5	$385.2	$906.8
Other comprehensive income (loss):
Foreign currency translation adjustments
Foreign currency translation gains (losses)	6.0	122.0	(189.7)
Reclassification adjustments included in earnings	—	—	(39.6)
Tax benefit	—	2.4	3.8

Foreign currency translation adjustments, net	6.0	124.4	(225.5)
Derivative instruments
Derivative instrument gains (losses)	7.8	(3.4)	(12.4)
Reclassification adjustments included in earnings	(8.5)	3.4	21.2
Tax benefit (expense)	0.2	(0.2)	(2.1)

Derivative instruments, net	(0.5)	(0.2)	6.7
Pension and other postretirement benefit adjustments
Current year actuarial gains (losses)	47.7	(28.2)	(110.9)
Reclassification adjustments included in earnings	6.8	17.1	73.9
Tax (expense) benefit	(20.8)	5.0	15.9

Pension and other postretirement benefit adjustments, net	33.7	(6.1)	(21.1)

Total other comprehensive income (loss)	39.2	118.1	(239.9)

Comprehensive income	401.7	503.3	666.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.1

Comprehensive income attributable to Beam Inc.	$401.7	$503.3	$662.8

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
(In millions, except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$277.2	$365.7
Accounts receivable from customers	403.8	411.0
Accounts receivable from related parties	23.2	42.0
Inventories	1,843.3	1,763.0
Other current assets	342.6	320.9

Total current assets	2,890.1	2,902.6
Property, plant and equipment	815.7	787.9
Goodwill	2,557.8	2,571.0
Other intangible assets	2,224.4	2,308.1
Investments in affiliates	57.3	51.5
Other non-current assets	39.4	55.0

Total assets	$8,584.7	$8,676.1

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$12.8	$480.1
Accounts payable to vendors	199.8	213.6
Accounts payable to related parties	41.9	50.4
Other current liabilities	452.1	506.6

Total current liabilities	706.6	1,250.7
Long-term debt	2,024.5	2,024.9
Deferred income taxes	526.7	453.0
Accrued pension and postretirement benefits	92.1	142.8
Other non-current liabilities	160.7	195.5

Total liabilities	$3,510.6	$4,066.9

Equity
Beam Inc. stockholders’ equity
Common stock, par value $3.125 per share (750.0 shares authorized; 234.9 shares issued; 163.6 shares outstanding in 2013 and 160.1 shares outstanding in 2012)	734.0	734.0
Paid-in capital	946.2	873.7
Accumulated other comprehensive loss	(146.8)	(186.0)
Retained earnings	6,352.6	6,136.8
Treasury stock, at cost	(2,811.9)	(2,949.3)

Total equity	5,074.1	4,609.2

Total liabilities and equity	$8,584.7	$8,676.1

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended December 31,
(In millions)	2013	2012	2011
Operating activities
Net income	$362.5	$385.2	$906.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	110.9	101.9	171.8
Amortization	10.1	8.6	27.6
Stock-based compensation	20.0	20.3	52.1
Deferred income taxes	47.2	69.0	(47.5)
Loss on early extinguishment of debt	56.9	—	149.2
Gain on the sale of assets	(24.0)	—	(686.6)
Gain on distribution from former joint venture	—	—	(10.2)
Asset impairment charges	49.5	15.6	31.3
Pension settlement	1.1	—	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	11.6	(33.6)	(77.1)
Inventories	(87.4)	(101.3)	(71.4)
Accounts payable	(15.4)	33.6	(14.1)
Other assets	21.8	(8.6)	13.9
Accrued expenses and other liabilities	(141.0)	(112.5)	8.7

Net cash provided by operating activities	423.8	378.2	454.5

Investing activities
Capital expenditures	(128.5)	(136.5)	(218.5)
Proceeds from the disposition of assets	87.7	11.5	1,275.6
Acquisitions, net of cash acquired	(3.0)	(685.1)	(45.6)
Return of investment in affiliates	1.5	2.0	22.5
Cash transfer from (to) Fortune Brands Home & Security, Inc. in spin-off	—	6.0	(115.8)

Net cash (used in) provided by investing activities	(42.3)	(802.1)	918.2

Financing activities
Increase (decrease) in short-term debt, net	4.1	(27.6)	(34.4)
Repayment of long-term debt	(1,012.7)	(10.3)	(2,440.9)
Issuance of long-term debt	496.0	605.8	500.0
Dividends to stockholders	(145.7)	(130.1)	(117.8)
Proceeds from stock-based awards, net	176.9	112.7	102.3
Tax benefit on stock-based awards	13.6	16.3	4.2
Dividends paid to noncontrolling interests	—	—	(0.8)
Debt issuance costs	(1.0)	(1.0)	—
Other financing activities, net	—	(1.6)	(15.1)

Net cash (used in) provided by financing activities	(468.8)	564.2	(2,002.5)
Effect of foreign exchange rate changes on cash	(1.2)	7.1	(16.6)

Net (decrease) increase in cash and cash equivalents	(88.5)	147.4	(646.4)
Change in cash included in assets of discontinued operations	—	—	53.2
Cash and cash equivalents at beginning of year	365.7	218.3	811.5
Cash and cash equivalents at end of year	$277.2	$365.7	$218.3

Cash paid during the year for (including discontinued operations in 2011):
Interest	$118.6	$117.6	$210.8
Income taxes	94.4	96.4	125.0

See Notes to Consolidated Financial Statements.

BEAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In millions)	$2.67 Convertible Preferred Stock	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, At Cost	Non- controlling Interests	Total Equity
Balance at December 31, 2010, as previously reported	$4.9	$734.0	$820.2	$(172.0)	$7,499.3	$(3,215.3)	$16.9	$5,688.0
Correction of prior-period errors (Note 1)	—	—	—	—	3.0	—	—	3.0

Balance at December 31, 2010, as adjusted	$4.9	$734.0	$820.2	$(172.0)	$7,502.3	$(3,215.3)	$16.9	$5,691.0
Net income	—	—	—	—	902.7	—	4.1	906.8
Other comprehensive loss	—	—	—	(239.9)	—	—	—	(239.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Dividends	—	—	—	—	(117.8)	—	—	(117.8)
Stock-based compensation	—	—	54.8	—	(3.4)	103.4	—	154.8
Stock-based compensation tax benefits	—	—	9.2	—	—	—	—	9.2
Conversion of preferred stock	(0.2)	—	(1.8)	—	—	2.0	—	—
Sale of Acushnet Company	—	—	—	—	—	—	(16.6)	(16.6)
Spin-off of Fortune Brands Home & Security, Inc.	—	—	—	107.8	(2,396.9)	—	(3.6)	(2,292.7)

Balance at December 31, 2011	$4.7	$734.0	$882.4	$(304.1)	$5,886.9	$(3,109.9)	$—	$4,094.0

Net income	—	—	—	—	385.2	—	—	385.2
Other comprehensive income	—	—	—	118.1	—	—	—	118.1
Dividends	—	—	—	—	(130.1)	—	—	(130.1)
Stock-based compensation	—	—	13.2	—	(3.2)	126.1	—	136.1
Stock-based compensation tax benefits	—	—	12.8	—	—	—	—	12.8
Conversion of preferred stock	(3.4)	—	(31.2)	—	—	34.5	—	(0.1)
Redemption of preferred stock	(1.3)	—	(0.4)	—	—	—	—	(1.7)
Spin-off of Fortune Brands Home & Security, Inc.	—	—	(3.1)	—	(2.0)	—	—	(5.1)

Balance at December 31, 2012	$—	$734.0	$873.7	$(186.0)	$6,136.8	$(2,949.3)	$—	$4,609.2

Net income	—	—	—	—	362.5	—	—	362.5
Other comprehensive income	—	—	—	39.2	—	—	—	39.2
Dividends	—	—	—	—	(145.7)	—	—	(145.7)
Stock-based compensation	—	—	58.9	—	(1.0)	137.4	—	195.3
Stock-based compensation tax benefits	—	—	13.6	—	—	—	—	13.6

Balance at December 31, 2013	$—	$734.0	$946.2	$(146.8)	$6,352.6	$(2,811.9)	$—	$5,074.1

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

Use of Estimates

The presentation of financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires us to make judgments, estimates, and assumptions that affect the amount of assets and liabilities in the financial statements and revenues and expenses during the reporting periods (and related disclosures). Actual results in future periods could differ from those estimates.

Other presentation matters

The Company, formerly known as Fortune Brands, Inc. (“Fortune Brands”), separated its three business segments during 2011. It completed the sale of the Golf business (the “Golf business”) in July 2011 and the tax-free spin-off (the “Spin-Off”) of Fortune Brands Home & Security, Inc. (“Home & Security”) in October 2011. The consolidated statements of comprehensive income and cash flows do not separately state or classify activity relating to discontinued operations in 2011. Reclassification adjustments presented as a component of comprehensive income in the 2011 periods include amounts recorded to earnings due to the sale of the Golf business. Footnote disclosures only relate to continuing operations except where noted otherwise.

Revision of Prior Period Financial Statements

In connection with preparing our consolidated financial statements for the three and six months ended June 30, 2013, we identified errors that affected prior interim and annual periods related to the timing of recognition of sales of non-branded spirits, primarily Canadian whisky. We evaluated whether our previously issued consolidated financial statements were materially misstated considering the guidance in Accounting Standards Codification (“ASC”) 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality) and concluded that the errors individually and in the aggregate were not material to any of our previously issued financial statements. In accordance with accounting guidance in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have revised previously issued financial statements to correct the effect of the errors. The correction of the errors decreased net sales, gross profit, income from continuing operations and earnings per share from continuing operations by $6.2 million, $1.4 million, $1.1 million and

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$0.01, respectively, for the year ended December 31, 2012 and increased inventory and deferred revenue $26.1 million and $42.1 million, respectively, at December 31, 2012. The correction of the errors decreased net sales, gross profit, income from continuing operations and earnings per share from continuing operations by $12.1 million, $5.4 million, $4.1 million and $0.03, respectively, for the year ended December 31, 2011 and increased inventory and deferred revenue $21.3 million and $35.9 million, respectively, at December 31, 2011. The cumulative impact of the correction of errors prior to 2011 was a decrease in stockholders’ equity of $6.9 million.

We have also revised previously issued 2012 and 2011 financial statements to correct for the following immaterial out-of-period adjustments identified in connection with preparing our second quarter 2013 financial statements and in 2012:

•

We have revised our 2012 and 2011 financial statements to reflect other out-of-period errors identified during the preparation of second quarter 2013 interim financial statements. The correction of these out-of-period adjustments decreased gross profit, income from continuing operations and earnings per share from continuing operations by $1.0 million, $0.6 million and $0.00, respectively, for the year ended December 31, 2012 and decreased gross profit, income from continuing operations and earnings per share from continuing operations by $4.5 million, $2.7 million and $0.02, respectively, for the year ended December 31, 2011. The cumulative impact of these other immaterial out-of-period adjustments prior to 2011 was a decrease to stockholders’ equity of $1.0 million.

•

During 2012, we recorded out-of-period adjustments to correct errors related to income taxes from continuing and discontinued operations that we previously disclosed. The adjustments increased (decreased) income tax expense related to continuing operations and discontinued operations $6.9 million and $(2.5) million, respectively. The reversal of these out-of-period adjustments and the recording of the items in the proper periods had the following impacts to our revised financial statements:

•

income from continuing operations and earnings per share from continuing operations for the year ended December 31, 2012 increased $6.9 million and $0.04, respectively, and income from continuing operations and earnings per share from continuing operations decreased $6.9 million and $0.04, respectively, for the year ended December 31, 2011; and

•

loss from discontinued operations and loss per share from discontinued operations for the year ended December 31, 2012 increased $2.5 million and $0.02, respectively, and income from discontinued operations and earnings per share from discontinued operations increased $5.0 million and $0.03, respectively, for the year ended December 31, 2011.

In the fourth quarter of 2013, we identified an income tax error related to our pre-2011 financial statements. The correction of this error resulted in an increase of $13.4 million to other current assets and retained earnings as of January 1, 2012 in the consolidated balance sheet. The impact of this error was not material to any of our previously issued financial statements.

The impacts of the revisions on our financial statements are shown in the following tables. The cumulative impact of the correction of all errors prior to 2011 was an increase in stockholder’s equity of $3.0 million (refer to the accompanying consolidated statement of equity).

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the effect of these corrections on the Company’s Consolidated Statement of Income:

	Year Ended December 31, 2012			Year Ended December 31, 2011
(In millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Sales	$3,070.1	$(6.2)	$3,063.9	$2,871.7	$(12.1)	$2,859.6
Net sales	2,465.9	(6.2)	2,459.7	2,311.1	(12.1)	2,299.0
Cost of goods sold	1,027.5	(3.8)	1,023.7	987.8	(2.2)	985.6
Gross profit	1,438.4	(2.4)	1,436.0	1,323.3	(9.9)	1,313.4
Operating income	575.9	(2.4)	573.5	395.5	(9.9)	385.6
Income from continuing operations before income taxes	502.0	(2.4)	499.6	169.3	(9.9)	159.4
Income taxes	103.8	(7.6)	96.2	36.0	3.8	39.8
Income from continuing operations	398.2	5.2	403.4	133.3	(13.7)	119.6
(Loss) income from discontinued operations, net of tax	(15.8)	(2.4)	(18.2)	782.2	5.0	787.2
Net income	382.4	2.8	385.2	915.5	(8.7)	906.8
Net income attributable to Beam Inc.	382.4	2.8	385.2	911.4	(8.7)	902.7
Basic earnings per common share:
Continuing operations	$2.51	$0.04	$2.55	$0.86	$(0.09)	$0.77
Discontinued operations	(0.10)	(0.02)	(0.12)	5.03	0.03	5.06
Net income	2.41	0.02	2.43	5.89	(0.06)	5.83
Diluted earnings per common share:
Continuing operations	$2.48	$0.03	$2.51	$0.85	$(0.09)	$0.76
Discontinued operations	(0.10)	(0.01)	(0.11)	4.93	0.03	4.96
Net income	2.38	0.02	2.40	5.78	(0.06)	5.72

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the effect of these corrections on the Company’s Consolidated Statement of Comprehensive Income (in addition to the impact on net income described above):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported			As Previously Reported
(In millions)		Adjustment	As Revised		Adjustment	As Revised
Comprehensive income	$500.5	$2.8	$503.3	$675.6	$(8.7)	$666.9
Comprehensive income attributable to Beam Inc.	500.5	2.8	503.3	671.5	(8.7)	662.8

The following table presents the effect of these corrections on the Company’s Consolidated Balance Sheet as of December 31, 2012:

	December 31, 2012
(In millions)	As Previously Reported	Adjustment	As Revised
Accounts receivable from customers	$413.7	$(2.7)	$411.0
Inventories	1,736.9	26.1	1,763.0
Other current assets	305.1	15.8	320.9
Total current assets	2,863.4	39.2	2,902.6
Total assets	8,636.9	39.2	8,676.1

Other current liabilities	$464.5	$42.1	$506.6
Total current liabilities	1,208.6	42.1	1,250.7
Total liabilities	4,024.8	42.1	4,066.9
Retained earnings	6,139.7	(2.9)	6,136.8
Total equity	4,612.1	(2.9)	4,609.2
Total liabilities and equity	8,636.9	39.2	8,676.1

These corrections were non-cash revisions and did not impact the Company’s cash flows for any prior periods. The following tables present the effect of these corrections on the Company’s Consolidated Statement of Cash Flows:

	Year ended December 31, 2012			Year ended December 31, 2011
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$382.4	$2.8	$385.2	$915.5	$(8.7)	$906.8
Deferred income taxes	69.7	(0.7)	69.0	(50.6)	3.1	(47.5)
Change in accounts receivable	(34.3)	0.7	(33.6)	(79.1)	2.0	(77.1)
Change in inventory	(96.5)	(4.8)	(101.3)	(64.8)	(6.6)	(71.4)
Change in other assets	(7.0)	(1.6)	(8.6)	14.5	(0.6)	13.9
Change in accrued expenses and other liabilities	(116.1)	3.6	(112.5)	(2.1)	10.8	8.7

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Advertising Costs

Advertising costs include media costs, point of sale materials, and product endorsements, and are generally expensed as incurred. Advertising costs are recorded in “Advertising and marketing expense” and were $338.6 million, $335.2 million, and $302.3 million in 2013, 2012, and 2011, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense includes selling expenses, including commissions; research and development; and general and administrative expenses.

Stock-based Compensation

We recognize stock-based compensation expense, measured as the fair value of an award on the date of grant, in the financial statements over the period that an employee is required to provide services in

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

exchange for the award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. See Note 5, Stock-Based Compensation, for additional information.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts and doubtful accounts. We record an allowance for doubtful accounts based on a variety of factors such as historical write-offs, aging of balances and specifically identified risks for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts was $12.3 million, $14.0 million, and $9.8 million as of December 31, 2013, 2012, and 2011, respectively.

Inventories

We record inventory on the first-in, first-out (“FIFO”) method. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Maturing spirits inventory includes costs of production such as warehousing and insurance. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, material changes, or regulatory-related changes.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value at the time the assets are being actively marketed for sale. As of December 31, 2013 and 2012, the carrying value of assets held for sale was not material. Estimated useful lives of the related assets are as follows:

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We initially perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of our qualitative assessment completed as of December 31, 2013, 2012 and 2011, we concluded our goodwill was not impaired.

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

Intangible Assets

We amortize purchased intangible assets other than goodwill over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and projected trade name performance, consumer name recognition, geographic market presence, market share, and plans for ongoing trade name support and promotion. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. We compare the carrying value of the indefinite-lived trade name to its fair value. Impairment losses of trade names are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the trade name to a third party over the estimated remaining useful life.

Refer to Note 12, Goodwill and Other Intangible Assets, for information related to impairments recorded in 2013 and 2012, changes in the indefinite life assumptions for two of our trade names, and factors impacting the fair value of our intangibles assets, including possible future impairments.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension and Postretirement Benefit Plans

We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment, and health care benefits. We use various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates to recognize expense and obligations associated with these plans. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We use a market-related value method of plan assets that recognizes the difference between the expected return and the actual return on plan assets over a five-year period. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The effects of actuarial deviations from assumptions are generally accumulated and, if outside a specified corridor, amortized over the remaining service period of the employees for active plans and the expected remaining life of the participants for plans that are substantially frozen. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions we use to record obligations under our plans, which are presented in Note 17, Pension and Other Postretirement Benefits, are reasonable based on our experience; however, differences in actual experience or changes in the assumptions may materially affect our business, results of operations, cash flows, and financial condition.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. We do not record a tax benefit for tax positions that are currently estimated to have a less than 50% likelihood of being sustained. For tax positions that have met the recognition threshold in the first step, we perform a second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. We record changes in recognition and measurement estimates in our results of operations and financial position in the period in which such changes occur.

Foreign Currency Translation

We translate foreign currency balance sheet accounts into U.S. dollars at the actual rates of exchange at the balance sheet date. We translate income and expenses at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. We record the related translation adjustments in other comprehensive income (loss). Transactions denominated in a currency other than the functional currency of a subsidiary are translated into the functional currency with resulting transaction gains or losses recorded in other income.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Financial Instruments

We recognize all derivatives as either assets or liabilities on the balance sheet. If the derivative is designated as a fair value hedge and is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in net income.

Environmental Matters

We are subject to federal and state laws and regulations relating to the protection of the environment, including regulations related to remediating hazardous wastes. At December 31, 2013 and 2012, our estimated liabilities related to environmental matters were $15.5 million and $15.0 million, respectively, and are included in non-current liabilities on our consolidated balance sheet. Our liabilities for remediation obligations are based on undiscounted future cash flows.

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

Recently Issued Accounting Standards

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires netting unrecognized tax benefits (“UTBs”) against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. This guidance will be effective for annual reporting periods beginning after December 15, 2013 (calendar year 2014 for Beam). We do not believe that adoption of this guidance will have a material impact on our financial statements or disclosures.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (“AOCI”) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance was effective for Beam beginning in the first quarter of 2013. Adoption of this guidance did not have a material impact on our consolidated financial statements.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Acquisitions and Dispositions

Divestitures in 2013

In January 2013, we sold certain non-strategic economy brands and related inventory for approximately $63 million. These brands, whose sales were a component of the North America segment, generated revenues of approximately $30 million for the year ended December 31, 2012. In connection with the sale, we recorded a pre-tax gain of $12.0 million ($8.0 million after tax) in 2013.

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

The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Accounts receivable	$21.9
Inventory	21.9
Other current assets	2.2
Property, plant and equipment	10.6
Intangible assets (trade names) (Note 12)	156.0
Other liabilities	(16.4)

Total identifiable assets	196.2
Goodwill	412.0

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes supplemental pro forma consolidated results of operations as if we acquired the Pinnacle assets on January 1, 2011 for the years ended December 31, 2012 and 2011 (in millions, except per share information):

	2012	2011
Net sales	$2,506.7	$2,399.8
Income from continuing operations	409.4	107.7
Earnings per share — diluted — continuing operations	$2.55	$0.68

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

The pro forma consolidated results primarily reflect the following pro forma pre-tax adjustments:

•

An adjustment of amortization expense to reflect pro forma amortization expense based on the amortization of intangible assets acquired. Based on fair values and useful lives assigned (see Note 12, Goodwill and Other Intangible Assets), estimated annual amortization expense associated with the Pinnacle assets is approximately $0.4 million;

•

Additional interest expense associated with incremental debt that we issued to finance the acquisition of approximately $6.8 million and $16.4 million for the years ended December 31, 2012 and 2011, respectively;

•

We incurred acquisition-related charges of approximately $12 million in 2012. These charges, which primarily include legal, financial advisory fees, and contract termination fees, do not have a continuing impact on the combined company’s operating results. In order to present pro forma net income, assuming the acquisition occurred on January 1, 2011, the impact of these charges was eliminated from pro forma net income for the year ended December 31, 2012 and included in pro forma net income for the year ended December 31, 2011; and

•	An adjustment to reflect tax expense on the Pinnacle pre-tax earnings and the above pro forma adjustments at an assumed 38% combined federal and state tax rate.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cooley Distillery plc

In January 2012, we acquired Cooley Distillery plc (“Cooley”), an Irish whiskey producer, for a purchase price of approximately €60 million ($75 million) plus the repayment of outstanding debt. The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date
Cash	$0.9
Accounts receivable	6.7
Inventory	35.0
Property, plant and equipment	14.0
Intangible assets (trade names)	19.3
Debt	(17.7)
Other liabilities	(13.1)

Total identifiable assets	45.1
Goodwill	29.9

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

Acquisitions in 2011

In March 2011, we acquired the Skinnygirl ready-to-drink cocktail business. The acquisition included inventory and identifiable intangible assets. We recorded the estimated fair value of contingent consideration, which is based on the achievement of certain sales targets, as of the acquisition date. In 2013 and 2011, we recorded a (decrease) increase of $(12) million and $28 million, respectively, to the estimated contingent consideration liability in “Selling, general and administrative expense” in the accompanying consolidated statement of income. Refer to Note 15, Fair Value Measurements, for more information related to our estimated fair value of acquisition-related contingent consideration as of December 31, 2013.

Dispositions in 2011

Refer to Note 3, Discontinued Operations, for information on dispositions in 2011.

3.	Discontinued Operations

2013

In 2013, costs primarily related to an increase in an estimated environmental obligation related to a business disposed of prior to 2011, as well as additional tax expense related to the Golf business and Home & Security.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2012

In 2012, we recorded adjustments to amounts previously reported in discontinued operations, primarily related to the 2011 spin-off of Home & Security and the 2011 sale of the Golf business, described in Note 1 and below. The adjustments consist of pre-tax charges of $33 million of which $18 million related to an increase in our estimated tax indemnification obligations to the buyer of Golf, $8 million primarily related to a reduction in an indemnification receivable from Home & Security due to conclusion of the 2008-2009 U.S. tax audit, and $7 million related to an increase in an estimated environmental obligation related to a business disposed of prior to 2011.

We recorded a $15 million net tax benefit related to these previously reported discontinued operations, which was primarily due a $4 million net tax benefit related to the Golf business, an $8 million tax benefit related to the above mentioned Home & Security pre-tax expense, and a $3 million tax benefit related to the pre-tax increase in environmental obligations. The $4 million net tax benefit related to the Golf business was primarily due to tax benefits associated with the increase in our indemnification obligation, partially offset by a decrease in estimated foreign tax credits available to offset the taxes due on the sale of the Golf business.

Additional adjustments may be recorded in future periods as we continue to settle liabilities related to discontinued operations (primarily related to all pre-July 2011 taxes of the Golf business). Refer to Note 9, Income Taxes, for more information on the conclusion of tax audits.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of the Home & Security and Golf businesses through the date of disposition for the year ended December 31, 2011 (in millions):

2011
Net sales	$3,431.7

Income from discontinued operations before income taxes	$171.7
Income tax expense	71.1
Gain on sale of discontinued operations	780.0
Tax expense on sale of discontinued operations	93.4

Income from discontinued operations	$787.2

During 2011, we recorded a $215.3 million reduction of a valuation allowance related to the Golf business that had previously been established with respect to a capital loss carryforward. The valuation allowance was reduced because we utilized the capital loss carryforward to offset capital gains associated with the sale. Also, as a result of the sale of the Golf business, during 2011, we provided deferred tax expense of $24.7 million related to the expected repatriation of undistributed foreign earnings and expected gains associated with the sale of foreign subsidiary stock that are deemed to be taxable U.S. dividends.

Interest expense associated with our debt, which was not directly associated with a discontinued segment, was allocated to discontinued operations based on the ratio of net assets of the Home & Security and Golf businesses to the sum of our total net assets plus consolidated debt other than debt directly attributable to our other operations. We allocated $46.2 million of interest expense to discontinued operations for the year ended December 31, 2011.

4.	Investments in Unconsolidated Affiliated Companies

We account for our 50% ownership in three alliance joint ventures entities, which we entered into with The Edrington Group (“TEG”) in April 2009, using the equity method. Our investment in these affiliates and amounts due from, and payable to, unconsolidated affiliated companies are identified as related party amounts in the accompanying consolidated balance sheet. Net sales to our 50% owned joint venture entities collectively totaled approximately $275 million in each of the years ended December 31, 2013, 2012, and 2011, respectively.

Refer to Note 18, Commitments and Contingencies — Guarantees, for information on our guarantees of certain credit and loan facilities of our 50% owned foreign joint ventures.

5.	Stock-Based Compensation

Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”) with Suntory Holdings, which is further described in Note 24, Subsequent Events, as a result of the merger of a wholly-owned subsidiary of Suntory Holdings with and into the Company (the “Merger”), all outstanding options and restricted stock units (“RSUs”) outstanding under the Company’s equity plans that were granted prior to the date of the Merger Agreement will fully vest, all outstanding performance share awards granted prior to such date will vest on a prorated basis, with performance deemed to have been achieved at the target level, and the forfeiture or other restrictions (if any) with respect to such vested options, RSUs and performance share awards will lapse. The disclosures that follow surrounding stock-based compensation are provided without regard to the possibility of such Merger occurring.

We use stock options, performance share awards, and RSUs to compensate key employees and stock awards to compensate outside directors. As of December 31, 2013, 5,466,533 shares were available for

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

issuance in connection with future awards under our stock plans that have been approved by stockholders. Each stock option granted under our stock plans will reduce the number of shares available for future grants by one-third of a share for each share subject to the option. Authorized but unissued shares are reserved for issuance in connection with awards, but treasury shares may be, and historically have been, delivered.

The following table summarizes stock-based compensation expense for continuing operations for the years ended December 31, 2013, 2012, and 2011 (in millions):

	2013	2012	2011
Included in SG&A	$19.6	$19.9	$19.6
Included in Cost of goods sold	0.4	0.4	0.8
Included in Business separation costs (a)	—	—	5.7

Total (pre-tax)	20.0	20.3	26.1
Income tax benefit	(6.9)	(6.9)	(9.9)

Total (net of tax)	$13.1	$13.4	$16.2

(a)	Amount relates to the modification of certain outstanding Fortune Brands equity awards in August 2011, which did not have anti-dilution provisions, in anticipation of the conversion of these awards to Beam and Home & Security equity awards. The Fortune Brands equity awards were modified during the third quarter of 2011 to add anti-dilutive protection provisions in anticipation of the Spin-Off. The additional expense was determined by comparing the fair values of these awards prior to and immediately after modification.

The compensation cost related to nonvested awards not yet recognized is $29.6 million at December 31, 2013 and is expected to be recognized over a weighted-average period of 1.7 years.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions shown in the following table:

			2011
	2013	2012	Post-Spin-Off	August modification	January – August
Current expected dividend yield	1.5%	1.5%	2.0%	2.0%	2.0%
Expected volatility	30.0%	32.0%	32.0%	29.8%	33.2%
Risk-free interest rate	1.1%	1.1%	1.3%	0.1%	2.3%
Expected term (in years)	6.0	6.0	6.5	0.6	5.5

Volatility assumptions used to determine the fair value of options granted after August 2011 and options modified in August 2011 are based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, and financial

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

leverage, because the historical volatility of Fortune Brands is not representative of Beam’s expected volatility as a standalone spirits company. Volatility assumptions used to determine the fair value of options granted prior to August 2011 are based on the historical volatility of Fortune Brands’ stock price over the period commensurate with the expected term of stock options, as well as other relevant factors.

Risk-free rate assumptions are based on U.S. government issues with a remaining term equal to the expected life of the stock options.

Expected term assumptions used to determine the fair value of options granted after August 2011 are based on the simplified method. We use the simplified method due to a lack of sufficient historical data that is representative of our business, as a standalone spirits company, following the Separation Transactions. Expected term assumptions used to determine the fair value of options modified in August 2011 are based on the simplified method (adjusted for the time already elapsed for vested shares). For options granted prior to August 2011, the weighted-average expected term is based on historical employee exercise behavior and the contractual term of the options.

The following table summarizes stock option activity during the year ended December 31, 2013:

	Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	8,550	$52.43
Granted	490	61.60
Exercised	(3,317)	54.56
Forfeited	(175)	51.96
Expired	(153)	63.93

Outstanding at December 31, 2013	5,395	$51.64	3.9	$88.6

Exercisable at December 31, 2013	4,087	$51.13	2.6	$69.2
Vested and expected to vest at December 31, 2013	5,265	$51.64	3.9	$86.5

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013, 2012, and 2011 was $15.72, $15.14, and $14.97, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2013, 2012, and 2011 was $36.1 million, $40.8 million, and $32.5 million, respectively.

Performance Share Awards

Performance share awards represent the right to receive unrestricted shares of Beam Inc. common stock based on the achievement of targeted cumulative diluted earnings per share and average consolidated return on invested capital. Compensation cost is amortized into expense over the performance period, which is generally three years, based on the probability of meeting performance targets and the fair value of Beam’s stock price on the date of grant.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes nonvested performance share awards outstanding as of December 31, 2013 as well as activity during the year then ended:

	Performance Share Awards (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	180	$55.76
Granted	176	61.61
Forfeited	(36)	58.22

Nonvested at December 31, 2013 (a)	320	58.69

(a)	Actual shares that may vest may range from zero to 200% of the original target grant depending on the achievement of performance targets.

The weighted-average grant date fair value of performance share awards granted in 2012 was $55.76; there were no performance share awards granted in 2011. There were no performance share awards that vested in 2013, 2012, and 2011.

Restricted Stock Units

RSUs represent the right to receive unrestricted shares of Beam Inc. common stock based on service. Compensation cost is amortized into expense over the service period, which is generally three to four years. The fair value of each RSU granted is equal to the share price at the date of grant.

The following table summarizes nonvested RSUs outstanding as of December 31, 2013 as well as activity during the year then ended:

	RSUs (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	609	$47.82
Granted	141	62.04
Vested	(188)	44.86
Forfeited	(51)	52.89

Nonvested at December 31, 2013	511	52.35

The weighted-average grant date fair value of RSUs granted in 2012 and 2011 was $56.55 and $52.57, respectively. The total fair value of RSUs that vested in 2013, 2012, and 2011 was $7.3 million, $20.0 million, and $5.8 million, respectively.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the shares of Beam’s common stock granted to outside directors for the years ended December 31, 2013, 2012, and 2011:

	Common Stock (thousands)	Weighted-Average Grant Date Fair Value
2013	10.7	$64.64
2012	15.3	56.68
2011	16.1	64.05

6.	Business Separation Costs

Business separation costs are directly related to implementing the Separation Transactions (refer to Note 3, Discontinued Operations, for additional information on the Separation Transactions). We recorded $13.8 million and $83.8 million of business separation costs in the years ended December 31, 2012 and 2011, respectively.

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

7.	Restructuring and Other Charges

Restructuring charges

The following is a summary of restructuring charges for continuing operations for the years ended December 31, 2013, 2012, and 2011 (in millions):

	2013	2012	2011
Workforce restructurings and other	$15.3	$4.3	$5.6
Lease/contract terminations	—	—	2.1

	$15.3	$4.3	$7.7

During 2013, the Company approved an organizational restructuring plan to improve efficiency and effectiveness across the organization. This plan included the elimination of certain sales, marketing, operations and other positions within the Company’s three operating segments and corporate function. The Company accrued restructuring charges of $13.8 million during 2013 in connection with this plan, mostly consisting of future employee-related costs. In addition, the Company incurred additional restructuring charges related to the ongoing Pinnacle integration, partially offset by the reversal of restructuring accruals

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that were determined to be no longer required. As described in Note 22, Segment Information, restructuring charges are not included in the measure of segment profitability.

In 2012, restructuring charges related to organizational streamlining initiatives, which primarily relate to the relocation of certain U.S. finance and human resource shared services from our Deerfield, Illinois headquarters to Kentucky and ongoing integration of the Pinnacle assets, which includes costs to move Pinnacle bottling operations from Maine to our existing operations in Kentucky. In 2011, restructuring charges related to distribution and supply-chain initiatives, facility consolidations, and organizational streamlining initiatives.

We do not expect any additional significant charges related to any of these restructuring plans discussed above. Actual restructuring charges may vary from this estimate depending on the timing and extent of the initiatives we implement.

The change in the balance of the restructuring liability for the years ended December 31, 2013 and 2012 is as follows (in millions):

	Workforce Restructurings and Other	Contract Termination Costs	Total
Balance at December 31, 2011	$7.5	$3.2	$10.7
Charges	3.2	—	3.2
Cash payments	(6.3)	(0.6)	(6.9)
Foreign currency and other	(0.8)	0.1	(0.7)

Balance at December 31, 2012	$3.6	$2.7	$6.3
Charges	15.9	—	15.9
Cash payments	(7.7)	(0.6)	(8.3)
Foreign currency and other	(0.4)	(0.1)	(0.5)

Balance at December 31, 2013	$11.4	$2.0	$13.4

We expect the remaining liability related to workforce restructurings to be paid predominantly in 2014 and the remaining liability related to contract (lease) termination costs to be paid by June 2017 over the respective lease terms.

Other charges (credits)

Our pre-tax operating income for the years ended December 31, 2013, 2012, and 2011 was impacted by the following additional items (in millions):

	2013	2012	2011
Australia distribution one-time sale (a)	$—	$—	$(23.6)
Acquisition and integration-related (gains) charges (b)(c)(d)	(10.3)	18.4	25.0
Other charges (credits) included in Cost of goods sold (e)	0.1	(0.3)	15.6
Other charges included in Selling, general and administrative expense (e)(f)	9.1	4.2	0.9

	$(1.1)	$22.3	$17.9

(a)	Relates to the one-time sale of inventory associated with the transition to a new long-term manufacturing and distribution agreement in Australia. This amount consists of $46.3 million

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

included in “Net sales” and $22.7 million included in “Cost of goods sold” in the consolidated statement of income.
(b)	In 2013, the gain primarily relates to a $12.2 million decrease in the fair value of estimated contingent consideration for our Skinnygirl ready-to-serve cocktail business (included in “Selling, general, and administrative expense”) based on revised estimated sales levels, which was partially offset by accelerated depreciation expense (included in “Cost of goods sold”) incurred with integrating the Pinnacle business into our operations.
(c)	In 2012, the charges relate to the acquisition and integration of the Pinnacle business and Cooley business. The charges in 2012 impacting “Selling, general, and administrative expense” primarily consist of: contract termination expenses of $10 million and transaction-related expenses of $5 million. Contract termination fees are primarily based on actual settlement agreements, but where a settlement agreement has not been reached, we recorded an estimated liability.
(d)	In 2011, the charge relates to an increase in the fair value of estimated contingent consideration for our Skinnygirl ready-to-serve cocktails business based on revised estimated sales levels.
(e)	Other charges for 2011 primarily consist of charges related to a pension curtailment, accelerated depreciation for fixed assets taken out of service early and the write-down of inventory associated with discontinued brands partially offset by a net benefit related to settlement of a non-income tax matter.
(f)	Other charges for 2013 and 2012 primarily represent legal, forensic accounting and other third-party expenses related to our India investigation.

8.	Other Income

The components of other income for the years ended December 31, 2013, 2012, and 2011 are as follows (in millions):

	2013	2012	2011
Tax indemnification income (a)	$—	$(18.0)	$(26.0)
Equity income in joint ventures (b)	(6.4)	(9.3)	(3.9)
Distribution gain from former joint venture	—	(2.0)	(10.2)
Foreign currency transaction gains	(1.1)	(4.0)	—
Interest income	(1.5)	(2.1)	(2.9)
Other items, net	0.2	0.3	2.6

Total other income	$(8.8)	$(35.1)	$(40.4)

(a)	Refer to Note 9, Income Taxes, for additional information.
(b)	Refer to Note 4, Investments in Unconsolidated Affiliated Companies, for additional information.

9.	Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended December 31, 2013, 2012, and 2011 are as follows (in millions):

	2013	2012	2011
Domestic operations	$186.8	$176.5	$(153.1)
Foreign operations	290.6	323.1	312.5

Income from continuing operations before income taxes	$477.4	$499.6	$159.4

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations for the years ended December 31, 2013, 2012, and 2011 is as follows (in millions):

	2013	2012	2011
Income taxes computed at federal statutory income tax rate	$167.1	$174.9	$55.8
Other income taxes, net of federal tax benefit	6.2	4.8	3.1
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(42.9)	(40.8)	(46.0)
Non-taxable indemnification income	—	(6.4)	(9.7)
Non-taxable other income	—	(1.7)	(3.4)
Impact of foreign operations on U.S. taxes	(6.1)	(24.2)	5.1
Valuation allowance	(0.9)	2.1	13.0
Tax benefit on income attributable to domestic production activities	(3.8)	(0.8)	—
Net adjustments for uncertain tax positions	(1.5)	(14.1)	4.5
Revaluation of deferred taxes	4.1	0.2	1.1
Non-deductible business separation costs	—	—	10.5
Miscellaneous other, net	(10.3)	2.2	5.8

Income taxes from continuing operations as reported	$111.9	$96.2	$39.8

Effective income tax rate	23.4%	19.3%	25.0%

During 2013 income tax expense was favorably impacted by a first quarter reduction in UTBs of $5.9 million, which was primarily due to our participation in a tax amnesty program; an election made by one of our subsidiaries under a new tax law that allowed it to increase the value of its assets resulting in a $4.7 million reduction to income tax expense in the second quarter; implementation of a tax planning strategy to utilize net operating losses for which a benefit was not previously recorded that reduced income tax expense by $4.2 million in the third quarter; and resolution of certain foreign income tax matters which resulted in a reduction to UTBs of $7.8 million in the fourth quarter.

Additionally, during the fourth quarter of 2013, Mexican and French income tax legislation was enacted, which resulted in additional deferred income tax expense of $9.7 million and additional current income tax expense of $5.9 million.

During the fourth quarter of 2012, the U.S. tax authorities concluded their routine audit of our U.S. companies for the 2008 and 2009 tax years. The Joint Committee on Taxation approved a refund of approximately $25.5 million, which was received in the first quarter of 2013.

During the fourth quarter of 2012, the Spanish tax authorities concluded their routine audit of our Spanish spirits companies for the 2006 through 2009 tax years. The Spanish tax authorities issued a tax assessment of approximately $17 million ($13.4 million for income tax and $3.6 million for related interest). The payment was made during the first quarter of 2013.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A reconciliation of the beginning and ending amount of UTBs for the years ended December 31, 2013, 2012, and 2011 is as follows (in millions):

	2013	2012	2011
Unrecognized tax benefits — beginning of year	$54.1	$100.9	$116.5
Gross additions — current year tax positions	13.4	2.5	15.1
Gross additions — prior year tax positions (a)	5.8	21.1	30.5
Gross reductions — prior year tax positions (b)	(13.0)	(37.2)	(29.8)
Gross reductions — settlements with taxing authorities	(2.0)	(32.0)	(29.3)
Impact of change in foreign exchange rates	—	0.9	(1.5)
Impact due to expiration of statutes of limitations	(2.9)	(2.1)	(0.6)

Unrecognized tax benefits — end of year	$55.4	$54.1	$100.9

(a)	2011 amount includes $4.0 million recorded to “(Loss) income from discontinued operations, net of tax”.
(b)	2013 and 2012 amounts include $0.9 million and $10.2 million, respectively, recorded to “(Loss) income from discontinued operations, net of tax”.

The amount of UTBs that, if recognized as of December 31, 2013, would affect our effective tax rate was $37.7 million.

Various U.S. federal, state, and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of December 31, 2013, we believe it is reasonably possible that, within the next 12 months, total UTBs may decrease in the range of $3 million to $10 million.

We classify interest and penalty accruals related to UTBs as income tax expense. During the years ended December 31, 2013, 2012, and 2011 we recognized interest and penalty benefit of $6.8 million, $9.5 million, and $1.0 million, respectively, primarily driven by audit resolutions. At December 31, 2013 and 2012, we had accruals for the payment of interest and penalties of $11.6 million and $18.1 million, respectively.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we have tax years that remain open and subject to examination by tax authorities include: the United States for years after 2009, Canada for years after 2007, France for years after 2009, Germany for years after 2007, Mexico for years after 2006, Spain for years after 2009, and the United Kingdom for years after 2010.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 are as follows (in millions):

	2013	2012	2011
Current expense (benefit)
Federal	$6.8	$(41.0)	$(54.6)
Foreign	56.1	72.7	85.0
State and other	1.8	(4.5)	2.9
Deferred
Federal, state and other	52.6	57.1	10.2
Foreign	(5.4)	11.9	(3.7)

Total income tax provision	$111.9	$96.2	$39.8

The components of net deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows (in millions):

	2013	2012
Deferred Tax Assets
Compensation and benefits	$43.5	$56.1
Pension and other retiree benefits	36.2	59.0
Identifiable intangible assets	11.8	29.0
Inventories	22.0	37.3
Accounts receivable	4.4	6.6
Financial instruments	1.1	13.6
Other reserves	43.5	27.5
Miscellaneous	16.9	80.3
Net operating loss and other tax carryforwards	86.3	44.5
Valuation allowance	(28.3)	(25.6)

Total deferred tax assets	$237.4	$328.3

Deferred Tax Liabilities
Fixed assets	$(84.4)	$(89.7)
Identifiable intangible assets	(545.4)	(547.5)
Miscellaneous	(14.4)	(17.6)

Total deferred tax liabilities	$(644.2)	$(654.8)

Net deferred tax liability	$(406.8)	$(326.5)

Deferred taxes are classified in the balance sheet as of December 31, 2013 and 2012 as follows (in millions):

	2013	2012
Other current assets	$102.8	$102.1
Other current liabilities	—	(1.0)
Other assets	17.1	25.4
Deferred income taxes	(526.7)	(453.0)

Net deferred tax liability	$(406.8)	$(326.5)

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2013 and 2012, we had deferred tax assets relating to net operating loss, capital loss and other tax carryforwards of $86.3 million and $44.5 million, respectively, of which $1.9 million will expire prior to 2019 and the remainder either expires thereafter or has an indefinite carryforward period. The 2013 change in the valuation allowance was primarily due to the uncertainty of NOL utilization in future years. The 2012 change in the valuation allowance was primarily due to the Spain audit settlement. The 2011 change in the valuation allowance was primarily due to the utilization of approximately $205 million of tax loss carryforwards related to the sale of the Golf business as discussed in Note 3, Discontinued Operations, partially offset by a $25 million increase to the valuation allowance (which increased tax expense) for loss carryforwards in certain countries.

We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested. Based on our ongoing review of our business requirements and capital needs, combined with cash flows from domestic operations available to fulfill these requirements, we have determined that the undistributed earnings of certain of our subsidiaries are indefinitely invested to fund current and future growth of the related non-U.S. business activities. The undistributed earnings of foreign subsidiaries that are considered indefinitely invested were approximately $232 million in the aggregate at December 31, 2013. Though our current expectation is to not repatriate the aforementioned amount, the estimated net income tax liability that would arise if these earnings were distributed to the U.S. is in the range of approximately $20 million to $40 million. This estimate is based on the assumptions that we would be required to distribute the entire amount of earnings as of December 31, 2013 and there are no local country tax restrictions on making such distributions. The tax liability that would result from an actual distribution at a future date would likely result in a different tax amount depending upon the repatriation action that is utilized and the tax laws in effect in both the local country and the U.S.

As discussed in Note 24, Subsequent Events, on January 12, 2014, we entered into a Merger Agreement with Suntory Holdings. If the Merger is consummated, our income tax attributes may be adversely impacted. We cannot estimate the adverse impact to our consolidated financial statements, if any, that may result from an adverse change in our income tax attributes.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding.

The computation of basic and diluted EPS share for the years ended December 31, 2013, 2012, and 2011 is as follows (in millions, except per share data):

	2013	2012	2011
Income from continuing operations	$365.5	$403.4	$119.6
(Loss) income from discontinued operations	(3.0)	(18.2)	783.1

Net income attributable to Beam Inc.	$362.5	$385.2	$902.7
Less: Preferred stock dividends	—	(0.3)	(0.4)

Income attributable to Beam Inc. common stockholders — basic	$362.5	$384.9	$902.3

Weighted-average common shares outstanding — basic	162.1	158.3	154.6
Dilutive effect of conversion of convertible preferred stock	—	1.0	1.4
Dilutive effect of exercise of stock-based awards	1.3	1.5	1.8

Weighted-average common shares outstanding — diluted	163.4	160.8	157.8

Basic Earnings (Loss) Per Common Share
Continuing operations	$2.26	$2.55	$0.77
Discontinued operations	(0.02)	(0.12)	5.06

Net income	$2.24	$2.43	$5.83

Diluted Earnings (Loss) Per Common Share
Continuing operations	$2.24	$2.51	$0.76
Discontinued operations	(0.02)	(0.11)	4.96

Net income	$2.22	$2.40	$5.72

Antidilutive shares excluded from weighted-average number of common shares outstanding for diluted EPS	1.9	4.6	8.3

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Balance Sheet Information

Supplemental balance sheet information as of December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Inventories:
Maturing and distilled spirits	$1,567.1	$1,465.6
Finished products	192.3	179.6
Other raw materials, supplies, and work in process	83.9	117.8

Total inventories	$1,843.3	$1,763.0

Property, plant and equipment:
Land and improvements	$118.0	$114.1
Buildings and improvements to leaseholds	398.3	368.9
Machinery and equipment	855.5	829.4
Construction in progress	36.8	41.4

Property, plant and equipment, gross	$1,408.6	$1,353.8
Less: accumulated depreciation	592.9	565.9

Property, plant and equipment, net of accumulated depreciation	$815.7	$787.9

Other current liabilities:
Deferred revenue	$78.7	$60.1
Accrued advertising	52.6	62.6
Accrued and deferred taxes	71.5	120.7
Accrued salaries, wages and other compensation	64.7	69.6
Accrued expenses and other current liabilities	184.6	193.6

Total other current liabilities	$452.1	$506.6

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

12.	Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill during the years ended December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Net book value — January 1	$2,571.0	$2,103.9
Acquisition-related adjustments	4.0	441.6
Allocation to divested business	(13.6)	—
Translation adjustments	(3.6)	25.5

Net book value — December 31	$2,557.8	$2,571.0

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition-related adjustments in 2013 relate to tax adjustments related to a prior-year acquisition. Acquisition-related adjustments in 2012 relate to the acquisition of the Pinnacle assets and the acquisition of Cooley. See Note 2, Acquisitions and Dispositions, for more information on these acquisitions.

Goodwill by reporting unit as of December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
North America	$1,933.1	$1,950.2
EMEA	515.5	497.9
APSA	109.2	122.9

	$2,557.8	$2,571.0

Amortizable identifiable intangible assets, principally trade names and customer relationships, are subject to amortization over their estimated useful life, 5 to 40 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and projected trade name performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing trade name support and promotion, and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2013 and 2012 are as follows (in millions):

	2013			2012
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Trade names	$554.2	$(192.2)	$362.0	$554.3	$(205.1)	$349.2
Customer and contractual relationships	6.6	(3.7)	2.9	6.6	(3.1)	3.5
Licenses and other	17.5	(8.7)	8.8	20.4	(8.0)	12.4

	$578.3	$(204.6)	$373.7	$581.3	$(216.2)	$365.1

Indefinite-lived intangible assets — Trade names	n/a	n/a	$1,850.7	n/a	n/a	$1,943.0

Total intangibles			$2,224.4			$2,308.1

The carrying value of our trade names in 2013 was impacted primarily by the reclassification of the DYC trade name from an indefinite-lived trade name to an amortizable trade name (described below), the sale of certain non-strategic economy brands (Note 2, Acquisitions and Dispositions), foreign currency exchange rates, and impairment charges (described below).

The carrying value of our trade names in 2012 was impacted primarily by acquisitions (Note 2, Acquisitions and Dispositions), the reclassification of the Larios trade name from an indefinite-lived trade name to an amortizable trade name (described below), foreign currency exchange rates, and impairment charges (described below).

The Pinnacle trade name acquired in 2012 was estimated to have a fair value of $150 million and an indefinite useful life. The Calico Jack trade name acquired in 2012 was estimated to have a fair value of $6 million and a useful life of 15 years. The trade names acquired in the 2012 Cooley acquisition are primarily indefinite-lived intangible assets.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected amortization expense during the next five years for intangible assets recorded as of December 31, 2013 is as follows (in millions):

	2014	2015	2016	2017	2018
Expected amortization expense for intangible assets	$19.6	$19.9	$18.9	$18.9	$18.9

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions. In addition, certain assumptions and estimates used in determining the fair value of our goodwill and indefinite-lived trade names are outside the control of management, including interest rates (in the U.S. and abroad), exchange rates, the cost of capital, and tax rates. Due to the uncertainty of the aforementioned items, we cannot predict whether a future impairment will result. As of December 31, 2013, we had two indefinite-lived trade names (Pinnacle and Sauza) with an aggregate carrying value of approximately $692 million, for which a 10% reduction in fair value would trigger an impairment. Based on our estimates of fair value for each of our reporting units as of December 31, 2013, we believe there are no reporting units for which a decline in fair value of 10% could trigger an impairment of goodwill.

2013 Asset Impairment Charge

In connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2013, we recorded an impairment charge of $49.5 million to reduce the DYC trade name to an estimated fair value of $44 million, considered a Level 3 fair value measure. Refer to Note 15, Fair Value Measurements, for more information on estimating the fair value of trade names. The impairment was primarily due to lower projected future revenues and profitability for this brand as compared to the projected revenues and profitability estimated during the impairment test conducted during the fourth quarter of 2012. Factors that contributed to lower revenue and profitability projections included 2013 actual results compared to our 2013 outlook, continued economic challenges in the Spanish market, and the competitive outlook within the spirits category in which the trade name competes, among other factors. We also reassessed the remaining life of the DYC trade name and concluded it was no longer indefinite. As of December 31, 2013, we reclassified the DYC trade name to a definite-lived asset with an estimated remaining life of 30 years, based on our expectations of the brand’s contributions to our future cash flows considering factors described above.

2012 Asset Impairment Charge

In connection with our annual indefinite-lived intangible asset impairment testing in the fourth quarter of 2012, we recorded an impairment charge of $15.6 million to reduce the Larios trade name to an estimated fair value of $54.7 million, considered a Level 3 fair value measure. Refer to Note 15, Fair Value Measurements, for more information on estimating the fair value of trade names. The impairment was primarily due to lower projected future revenue for this brand as compared to the projected revenues estimated during the impairment test conducted during the fourth quarter of 2011. Factors that contributed to lower revenue projections included 2012 actual results compared to our 2012 outlook, continued economic challenges in the Spanish market, and the competitive outlook within the spirits category in which the trade name competes, among other factors. We also reassessed the remaining life of the Larios trade name and concluded it was no longer indefinite. As of December 31, 2012, we reclassified the Larios trade name to a definite-lived asset with an estimated remaining life of 30 years, based on our expectations of the brand’s contributions to our future cash flows considering factors described above.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Debt

Short-term borrowings

Short-term debt borrowings consisted of amounts outstanding under committed bank credit agreements and uncommitted bank lines of credit. The weighted-average interest rate on short-term debt borrowings was 1.1% and 1.3% in 2013 and 2012, respectively. The amount available under unused, committed credit lines was $767 million at December 31, 2013.

Our committed credit lines include a $750 million, 5-year committed revolving credit agreement (the “Credit Agreement”) to be used for general corporate purposes due to mature in December 2016. Amounts may be borrowed under the Credit Agreement in U.S. Dollars, Euros or British Pounds Sterling. Interest on Eurocurrency loans will accrue at LIBOR (with interest periods of 1, 2, 3 or 6 months) plus spreads based on credit ratings assigned to Beam’s outstanding senior unsecured debt. Interest on alternate base rate loans will accrue at the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1% per annum or (iii) the Adjusted London Interbank Offered Rate (as defined in the Credit Agreement) plus 1% per annum. Beam may also request competitive bids or negotiated rates for interest on loans under the Credit Agreement. Beam may, subject to the satisfaction of certain conditions, request that the aggregate principal amount of the facility be increased by up to $250 million in the aggregate. The Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain limitations on secured debt, sale-leaseback transactions, subsidiary debt and guarantees, fundamental changes and transactions with affiliates. The Credit Agreement also includes financial covenants under which Beam is required to maintain (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.00 to 1.00 and (ii) a maximum ratio of debt to capitalization of 0.55 to 1.00. Consolidated interest expense is as disclosed in our financial statements. Total capital is defined as debt plus equity and deferred taxes and excluding the impact of impairment charges incurred after December 14, 2011.

Long-term debt

The components of long-term debt as of December 31, 2013 and 2012 are as follows (in millions):

	2013	2012
4% Notes, Due 2013 (2012: €218.8)	$—	$288.8
4 7/8% Notes, Due 2013	—	180.5
6 3/8% Notes, Due 2014	—	326.4
5 3/8% Notes, Due 2016	400.0	400.0
1 7/8% Notes, Due 2017	300.0	300.0
1 3/4% Notes, Due 2018	250.0	—
8 5/8% Debentures, Due 2021	56.6	59.3
3 1/4% Notes, Due 2022	300.0	300.0
3 1/4% Notes, Due 2023	250.0	—
7 7/ 8% Debentures, Due 2023	112.0	113.8
6 5/8% Debentures, Due 2028	184.3	200.0
5 7/8% Notes, Due 2036	161.8	300.0
Miscellaneous	9.8	25.4

Total debt	$2,024.5	$2,494.2
Less current portion	—	469.3

Total long-term debt	$2,024.5	$2,024.9

In December 2013, we repaid maturing notes of $180.5 million using cash on hand.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2013, we issued $250 million in aggregate principal amount of 1.750% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of 3.250% Notes due 2023 (the “2023 Notes”). Net proceeds were used to repurchase and redeem outstanding debt in June 2013 and July 2013 (as discussed below).

The 2018 Notes will mature on June 15, 2018 and bear interest at a fixed rate of 1.750% per annum. The 2023 Notes will mature on June 15, 2023 and bear interest at a fixed rate of 3.250% per annum. Interest is payable on the 2018 Notes and 2023 Notes from June 15, 2013 semi-annually, in arrears, on June 15 and December 15 of each year beginning December 15, 2013. The 2018 Notes and 2023 Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

In June 2013, we used a portion of the net proceeds from the issuance of the 2018 Notes and the 2023 Notes to repurchase an aggregate principal amount of $236.8 million of our outstanding debt securities in accordance with a tender offer announced in May 2013, resulting in a loss on early extinguishment of debt of $43.1 million, which primarily consisted of $41.9 million in premiums paid to repurchase the debt. The repurchases primarily related to our 6.375% Notes due 2014 ($78.4 million principal amount) and 5.875% Notes due 2036 ($138.2 million principal amount).

In July 2013, we used a portion of the net proceeds from the issuance of the 2018 Notes and the 2023 Notes (as discussed above) and cash on hand to redeem the remaining outstanding $248 million principal amount of 6.375% Notes due 2014. We recorded a loss on early extinguishment of debt of approximately $13.8 million in the third quarter of 2013, primarily due to a contractual redemption premium.

In January 2013, we repaid at maturity the remaining principal amount of €218.8 million ($296.9 million) on our 4% Notes.

In May 2012, we issued $300 million aggregate principal amount of 1.875% Notes due 2017 (the “2017 Notes”) and $300 million aggregate principal amount of 3.250% Notes due 2022 (the “2022 Notes”). Net proceeds were used to finance the acquisition of the Pinnacle assets in May 2012.

The 2017 Notes will mature on May 15, 2017 and bear interest at a fixed rate of 1.875% per annum. The 2022 Notes will mature on May 15, 2022 and bear interest at a fixed rate of 3.250% per annum. The Company pays interest on the 2017 Notes and 2012 Notes semi-annually, in arrears, on May 15 and November 15 of each year. The 2017 Notes and the 2022 Notes constitute unsecured and unsubordinated obligations of the Company and rank on parity with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

During 2011, we recorded an aggregate loss on early extinguishment of debt of $149.2 million, which primarily consisted of $155 million of purchase premiums, partially offset by $14 million of gains associated with the amortization/write-off of deferred gains related to terminated interest rate swaps. The loss on early extinguishment of debt in 2011 was primarily in connection with the redemption of $911 million principal amount of tendered notes and debentures and the redemption of approximately $808 million aggregate principal amount of outstanding notes. We used mostly proceeds from the sale of the Golf business (see Note 3) for these debt redemptions during 2011.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated payments for maturing debt during the next five years as of December 31, 2013 are as follows (in millions):

	Payments Due by Period as of December 31, 2013
	2014	2015	2016	2017	2018
Total debt	$—	$13.8	$400.0	$300.0	$250.0

In our debt agreements, there are normal and customary events of default which would permit the lenders of any debt agreement to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a downgrade of our credit ratings below investment grade by each of the rating agencies in connection with a change in control of the Company.

None of our debt instruments except for our Credit Agreement (discussed above) include financial ratio covenants. As of December 31, 2013, we were in compliance with all debt covenants.

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

We also enter into foreign exchange contracts to hedge our risk to changes in the fair value of recognized foreign currency denominated assets and liabilities. Our primary foreign currency hedge contracts pertain to the Australian dollar, the British pound, the Brazilian real, Canadian dollar, the Euro, the Mexican peso, and Singaporean dollar.

During 2013, we entered into fixed-to-floating interest rate swaps with aggregate notional amounts of $400 million. These swap agreements hedge changes in the fair value of a portion of our fixed-rate debt that result from changes in interest rates. Our counterparty pays us a fixed interest rate equal to the coupon on the debt and we pay the counterparty a floating interest rate based on U.S. LIBOR plus a fixed spread. The swap agreements are designated as fair value hedges.

During 2013, we also entered into a cross currency interest rate swap with a notional amount of €60 million. The derivative is structured as a swap of floating U.S. LIBOR to floating EURIBOR, with both floating interest rates reset and paid quarterly through termination of the swap in June 2014. This is a undesignated economic hedge of our exposure to European assets.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The U.S. dollar equivalent notional amount of all of our foreign exchange contracts and interest rate swaps outstanding at December 31, 2013 and December 31, 2012 are as follows (in millions):

	Notional Amount
Type of hedge	2013	2012
Cash flow — foreign exchange contracts	$83.2	$64.6
Fair value — foreign exchange contracts	531.2	189.2
Fair value — interest rate contracts	600.0	200.0
Undesignated hedge — cross currency interest rate swap	82.6	—

The fair values of derivative instruments on the consolidated balance sheet as of December 31, 2013 and 2012 are (in millions):

		Fair Value
	Balance Sheet Classification	2013	2012
Derivatives designated as hedges:
Assets
Foreign exchange contracts	Other current assets	$5.8	$2.8
Interest rate contracts	Other non-current assets	—	3.2
Liabilities
Foreign exchange contracts	Other current liabilities	$1.8	$3.0
Interest rate contracts	Other noncurrent liabilities	4.7	—
Derivatives not designated as hedges:
Liabilities
Cross currency interest rate swap	Other current liabilities	$2.0	$—

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of derivative instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2013 and 2012 are (in millions):

	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
	2013	2012	Location of Gain (Loss) Recognized in Income	2013	2012
Derivatives designated as hedges:
Cash flow — foreign exchange contracts	$7.8	$(3.4)	Net sales	$5.4	$(3.4)
Cash flow — interest rate contracts	—	—	Loss on early extinguishment of debt	3.1	—
Fair value — interest rate contracts	n/a	n/a	Interest expense	(3.7)	3.9
Fair value — foreign exchange contracts	n/a	n/a	Other income	3.0	2.3

Total	$7.8	$(3.4)		$7.8	$2.8

Derivatives not designated as hedges:
Economic hedge — cross currency interest rate swap	n/a	n/a	Other income	$(2.1)	$—

We estimate that the net derivative gains included in accumulated other comprehensive loss as of December 31, 2013 that will be reclassified to earnings within the next twelve months will be insignificant.

In the years ended December 31, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other income was insignificant.

15.	Fair Value Measurements

Authoritative accounting guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•	Level 2 — inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are as follows (in millions):

	Fair Value
	2013	2012
Assets
Derivative financial instruments (Level 2)	$5.8	$6.0
Liabilities
Derivative financial instruments (Level 2)	$8.5	$3.0
Acquisition-related contingent consideration (Note 2) (Level 3)	4.6	17.8

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative financial instruments

The fair value of derivative financial instruments is based on standard valuation techniques that use, where possible, current market-based or independently sourced pricing units, such as interest rates, currency rates, or implied volatilities.

Acquisition-related contingent consideration

The estimated fair value of acquisition-related contingent consideration, which excludes earned amounts payable at December 31, 2013 and 2012, is considered a Level 3 measurement because the probability-weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, principally the contractual contingent consideration sales targets and our current estimate of achieving those targets over the remaining contractual earn out period. We recorded an adjustment (decrease) of approximately $12 million to the estimated fair value of the obligation during 2013, which is reflected as a reduction to “Selling, general, and administrative expense” in the accompanying consolidated statement of income. The decrease in fair value during 2013 was the result of actual sales results for the business and a change in estimated sales volumes and growth rates beyond 2013 through the remaining contractual period. The fair value of the estimated obligation at December 31, 2013 is $4.6 million and the maximum remaining amount we could be required to pay under the terms of the contract is $19 million. An average increase or decrease of approximately 10% in the sales volume thresholds assumed in the probability-weighted discounted cash flow calculation would increase or decrease the estimated fair value of the contingent consideration by approximately $1 million. Other than the lower projected sales volumes noted above, there was not a significant change in the fair value inputs during 2013 or 2012.

The following is a reconciliation of the opening and closing balances related to our liability for acquisition-related contingent consideration (in millions):

	2013	2012
Acquisition-related contingent consideration obligation at beginning of year	$17.8	$25.8
Settlements (a)	(1.0)	(8.0)
Gain (fair value adjustment) (b)	(12.2)	—

Acquisition-related contingent consideration obligation at end of year	$4.6	$17.8

(a)	Reflects amounts earned in current year that are payable in the first quarter of the following year.
(b)	Included in “Selling, general, and administrative expenses” in the consolidated statement of income.

Cash and cash equivalents

Cash and cash equivalents, which consist of bank deposits, are carried at cost. Due to the short-term nature of these cash balances, cost approximates fair value. The carrying value and estimated fair value of our cash and cash equivalents (considered a Level 2 fair value measurement) at December 31, 2013 and 2012 was $277.2 million and $365.7 million, respectively.

Long-term debt

The fair value of our long-term debt (including current portion) was determined from quoted market prices, where available, or from estimates using discounted cash flow analyses based on current borrowing

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rates for similar types of borrowing arrangements. The fair value of our long-term debt (considered a Level 2 fair value measurement) was approximately $2,098.8 million and $2,706.5 million at December 31, 2013 and 2012, respectively.

Nonrecurring Fair Value Measurements

During 2013 and 2012, we recorded the DYC (2013) and Larios (2012) trade names at fair value in connection with our annual indefinite-lived intangible asset testing in the fourth quarter of those years. Refer to Note 12, Goodwill and Other Intangible Assets, for more information. We estimated fair value using a discounted cash flow analysis. These fair values are considered to be Level 3 fair value measures due to the use of significant unobservable inputs, including future expected revenue and profit margins to be generated by the brands. Other key assumptions in the fair value measure include discount rates and estimates of fair market royalty rates. Any increases (decreases) in expected revenue, profit margin, discount rate, or royalty rate in isolation would change the fair value estimate of the DYC trade name at December 31, 2013; a 10% decrease in the fair value of the DYC trade name would have resulted in an additional impairment of approximately $4.4 million at December 31, 2013.

16.	Leases

Future minimum rental payments under non-cancelable operating leases as of December 31, 2013 are as follows (in millions):

2014	$15.4
2015	11.3
2016	10.9
2017	9.9
2018	9.5
Remainder	25.1

Total minimum rental payments	$82.1
Less minimum rentals to be received under non-cancelable subleases	3.8

$78.3

Total rental expense for all operating leases (reduced by insignificant amounts from subleases) amounted to $23.2 million, $20.6 million, and $20.5 million in 2013, 2012, and 2011, respectively.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2013 and 2012 (in millions):

	U.S.		International
	2013	2012	2013	2012
Change in projected benefit obligation (“PBO”)
Projected benefit obligation at beginning of year	$366.0	$357.6	$120.5	$100.1
Service cost	0.9	0.9	2.6	2.3
Interest cost	15.3	16.7	4.9	5.0
Actuarial (gain) loss	(32.0)	36.1	2.3	13.5
Benefits paid	(16.0)	(45.3)	(5.7)	(3.9)
Foreign exchange rate changes	—	—	1.1	3.5

Projected benefit obligation at end of year	$334.2	$366.0	$125.7	$120.5
Accumulated benefit obligation at end of year	$333.8	$365.5	$116.6	$110.7

Change in plan assets
Fair value of plan assets at beginning of year	$263.8	$244.7	$90.1	$74.8
Actual return on plan assets	29.0	33.6	9.4	13.1
Employer contributions	1.4	30.8	4.7	3.3
Benefits paid	(16.0)	(45.3)	(5.7)	(3.9)
Foreign exchange rate changes	—	—	0.7	2.8

Fair value of plan assets at end of year	$278.2	$263.8	$99.2	$90.1

Funded Status (Fair value of plan assets less PBO)	$(56.0)	$(102.2)	$(26.5)	$(30.4)

Amounts recognized in the balance sheet as of December 31, 2013 and 2012 consist of (in millions):

	U.S.		International
	2013	2012	2013	2012
Prepaid pension benefit	$—	$—	$2.0	$0.9
Current benefit payment liability	(1.7)	(1.7)	(0.9)	(0.8)
Accrued benefit liability	(54.3)	(100.5)	(27.6)	(30.5)

Net amount recognized	$(56.0)	$(102.2)	$(26.5)	$(30.4)

The amounts included in accumulated other comprehensive loss as of December 31, 2013 and 2012 consist of the following (in millions):

	U.S.		International
	2013	2012	2013	2012
Net actuarial loss	$120.6	$169.5	$16.4	$20.4
Net prior service cost	2.6	3.1	1.3	1.4

Total	$123.2	$172.6	$17.7	$21.8

Approximately $4.4 million for U.S. plans and $0.8 million for international plans of amounts in accumulated other comprehensive loss are expected to be recognized as components of net periodic benefit cost in 2014, primarily relating to net actuarial losses.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pension benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2013 and 2012 are shown below (in millions).

	U.S.		International
	2013	2012	2013	2012
Projected benefit obligation	$334.2	$366.0	$25.0	$51.9
Accumulated benefit obligation	333.8	365.5	23.5	47.8
Fair value of plan assets	278.2	263.8	0.3	21.7

Components of net periodic benefit cost from continuing operations for the years ended December 31, 2013, 2012, and 2011 are as follows (in millions):

	U.S.			International
	2013	2012	2011	2013	2012	2011
Service cost	$0.9	$0.9	$5.1	$2.6	$2.3	$2.1
Interest cost	15.3	16.7	18.4	4.9	5.0	5.1
Expected return on plan assets	(18.8)	(20.0)	(22.7)	(4.4)	(4.4)	(5.1)
Amortization of net loss	6.0	4.9	8.0	1.1	0.8	0.3
Settlement loss (Note 6)	1.1	15.1	—	0.1	—	—
Curtailment loss	—	—	4.0	—	—	0.6

Net periodic benefit cost	$4.5	$17.6	$12.8	$4.3	$3.7	$3.0

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

The weighted-average assumptions used to determine future benefit obligations at December 31, 2013 and 2012 are as follows:

	U.S.		International
	2013	2012	2013	2012
Discount rate	5.0%	4.3%	4.3%	4.2%
Rate of compensation increase	4.5%	4.5%	3.7%	3.6%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 are as follows:

	U.S.
	2013	2012	2011
Discount rate	4.3%	5.0%	5.6%
Expected long-term rate of return on plan assets	7.5%	7.8%	8.3%
Rate of compensation increase	4.5%	4.5%	4.0%

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	International
	2013	2012	2011
Discount rate	4.2%	5.1%	5.4%
Expected long-term rate of return on plan assets	5.1%	5.8%	6.4%
Rate of compensation increase	3.6%	3.6%	3.7%

Fair Value of Plan Assets

U.S. pension plan assets by major category of plan assets and the type of fair value measurement as of December 31, 2013 and 2012 are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2013	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$8.5	$—	$8.5	$—
Commingled funds:
Equities:
U.S.	74.3	—	74.3	—
International	34.3	—	34.3	—
Fixed income	140.5	—	140.5	—
Multi-strategy hedge	10.6	—	—	10.6
Real estate	10.0	—	10.0	—

Total	$278.2	$—	$267.6	$10.6

		Fair Value Measurements Using
	Balance at December 31, 2012	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$4.5	$—	$4.5	$—
Commingled funds:
Equities:
U.S.	91.3	—	91.3	—
International	44.8	—	44.8	—
Fixed income	100.8	—	100.8	—
Multi-strategy hedge	9.7	—	—	9.7
Real estate	12.7	—	12.7	—

Total	$263.8	$—	$254.1	$9.7

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of Level 3 measurements for assets of U.S. pension plans for the years ended December 31, 2013 and 2012 is as follows (in millions):

	Commingled Funds
	Multi-strategy hedge funds	Real estate	Total
Balance at December 31, 2011	$9.1	$11.3	$20.4
Actual return on assets related to assets still held	0.6	—	0.6
Transfer to Level 2	—	(11.3)	(11.3)

Balance at December 31, 2012	$9.7	$—	$9.7
Actual return on assets related to assets still held	0.9	—	0.9

Balance at December 31, 2013	$10.6	$—	$10.6

International pension plan assets by major category of plan assets and the type of fair value measurement as of December 31, 2013 and 2012 are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2013	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$0.7	$—	$0.7	$—
Group annuity/insurance contracts	27.8	—	—	27.8
Commingled funds:
Equities:
U.S.	9.7	—	9.7	—
International	34.0	—	34.0	—
Fixed income	23.6	—	23.6	—
Real estate	3.4	—	3.4	—

Total	$99.2	$—	$71.4	$27.8

		Fair Value Measurements Using
	Balance at December 31, 2012	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$0.2	$—	$0.2	$—
Group annuity/insurance contracts	27.2	—	—	27.2
Commingled funds:
Equities:
U.S.	7.5	—	7.5	—
International	30.0	—	30.0	—
Fixed income	22.4	—	22.4	—
Real estate	2.8	—	2.8	—

Total	$90.1	$—	$62.9	$27.2

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of Level 3 measurements for assets of international pension plans for the years ended December 31, 2013 and 2012 is as follows (in millions):

	Group annuity/ insurance contracts	Comingled Funds - Real estate	Total
Balance at December 31, 2011	$20.9	$0.3	$21.2
Actual return on assets related to assets still held	7.1	—	7.1
Purchases, sales, and settlements, net	(1.3)	—	(1.3)
Currency impact	0.5	—	0.5
Transfer to Level 2	—	(0.3)	(0.3)

Balance at December 31, 2012	$27.2	$—	$27.2
Actual return on assets related to assets still held	0.9	—	0.9
Purchases, sales, and settlements, net	(1.5)	—	(1.5)
Currency impact	1.2	—	1.2

Balance at December 31, 2013	$27.8	$—	$27.8

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

Investment Policy and Strategy

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The U.S. defined benefit plan has adopted a dynamic strategy to reduce the plan’s investment risk as its funded status improves. The strategy aims to reduce the allocation to return seeking assets and increase the allocation to liability hedging assets over time with the intention of reducing volatility of the funded status and pension costs. Beginning in 2013, the U.S. investment policy targeted a 60% allocation to return seeking assets and 40% to liability hedging assets, based on the plan’s funded status. During 2013, based on asset returns, improved funded status, and a goal to reduce risk/volatility, the U.S. investment policy revised its target allocation to approximately 45% return seeking assets and 55% liability hedging assets by year end 2013.

The return seeking assets are comprised of approximately 85% equity and 15% other investments. The liability hedging assets are comprised of intermediate-term and long-term investment grade corporate bonds. Non-U.S. investment asset allocation targets may differ depending on the country, allowing up to 75% equity, 100% fixed investments and up to 15% in real estate. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flows

Contributions

Based on current assumptions as of December 31, 2013, we expect to contribute approximately $1.7 million and $5.8 million to our U.S. and international pension plans, respectively, during 2014.

Estimated Future Retirement Benefit Payments

Estimated future benefit payments for pension plans are as follows at December 31, 2013 (in millions):

	U.S.	International
2014	$17.2	$5.8
2015	17.6	4.4
2016	18.0	4.7
2017	18.5	5.0
2018	18.9	5.3
Years 2019-2023	102.2	29.1

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Other Post-Retirement Benefit Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2013 and 2012, for our other postretirement benefit plans (in millions):

	2013	2012
Change in projected benefit obligation (“PBO”)
Projected benefit obligation at beginning of year	$13.0	$13.0
Service cost	0.3	0.3
Interest cost	0.4	0.5
Actuarial (gain) loss	(2.4)	0.2
Participants’ contributions	0.4	0.6
Benefits paid	(1.3)	(1.6)

Projected benefit obligation at end of year	$10.4	$13.0

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.9	1.0
Participants’ contributions	0.4	0.6
Benefits paid	(1.3)	(1.6)

Fair value of plan assets at end of year	$—	$—

Funded Status (Fair value of plan assets less PBO)	$(10.4)	$(13.0)

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized in the balance sheet as of December 31, 2013 and 2012 consist of (in millions):

	2013	2012
Current benefit payment liability	$(0.9)	$(1.2)
Accrued benefit liability	(9.5)	(11.8)

Net amount recognized	$(10.4)	$(13.0)

The amounts included in accumulated other comprehensive loss consist of the following, for our other postretirement benefit plans, as of December 31, 2013 and 2012 (in millions):

	2013	2012
Net actuarial gain	$1.0	$1.7
Net prior service credit	3.4	1.7

Total	$4.4	$3.4

Approximately $0.7 million of amounts in accumulated other comprehensive loss are expected to be recognized as components of net periodic benefit cost in 2014, primarily relating to amortization of prior service credits for certain other postretirement benefit plans.

Components of net periodic income from continuing operations for our other postretirement benefit plans for the years ended December 31, 2013, 2012, and 2011 are as follows (in millions):

	2013	2012	2011
Service cost	$0.3	$0.3	$0.4
Interest cost	0.4	0.5	0.7
Amortization of prior service credit	(1.5)	(3.7)	(4.4)
Curtailment gain	—	—	(4.1)

Net periodic benefit income	$(0.8)	$(2.9)	$(7.4)

The weighted-average assumptions used to determine future benefit obligations at December 31, 2013 and 2012 are as follows:

	2013	2012
Discount rate	4.7%	3.8%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Discount rate	3.8%	4.8%	5.1%

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assumed weighted-average health care trend rates at December 31, 2013 and 2012 are as follows:

	2013	2012
	Medical and Prescription Drug	Medical and Prescription Drug
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2018

A one-percentage-point increase/decrease in assumed health care cost trend rates would increase/decrease the postretirement benefit obligation by $0.4 million. The impact of a one-percentage point increase/decrease on the service and interest cost is not significant.

Cash Flows

Based on current assumptions as of December 31, 2013, we expect to contribute approximately $0.9 million to our retiree healthcare plan during 2014. As of December 31, 2013, estimated future benefit payments for our retiree healthcare plan are approximately $0.9 million per year for the next five years and an aggregate of $4 million for the five years thereafter.

Estimated future retirement benefits payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. The expense recognized for these plans was $16.2 million, $15.2 million, and $13.0 million in 2013, 2012, and 2011, respectively.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Numerous legal actions, proceedings, and claims are pending in various jurisdictions against leading tobacco manufacturers, including B&W both individually and as successor by merger to ATCO, based upon allegations that cancer and other ailments have resulted from tobacco use. The Company has been named as a defendant in some of these cases. These claims have generally fallen within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and other damages and purporting to be brought on behalf of classes of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by foreign governments, unions, health trusts, taxpayers, and others seeking reimbursement for health care expenditures allegedly caused by cigarette smoking. Damages claimed in some of the cases range into the billions of dollars.

It is not possible to predict the outcome of the pending tobacco-related litigation, and it is possible that some of these actions could be decided unfavorably. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the pending litigation. Management believes that there are a number of meritorious defenses to the pending actions, including the fact that the Company never made or sold tobacco, and these actions are being vigorously contested by the Indemnitor. Management believes that the pending actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company because it believes it has meritorious defenses and because the Company is indemnified under the Indemnification Agreement.

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

Our investigation is continuing, and we are presently unable to predict the duration, scope, result or related costs of the internal investigation or of any potential investigations by the DOJ, SEC or any other authority. At this time, we also cannot reasonably estimate the potential amount or range of loss that may result from the DOJ’s or SEC’s review, and no accruals for such potential liabilities were established as of December 31, 2013. However, it is reasonably possible that such liabilities could have a material impact on our results of operations, cash flows or financial condition. In addition, the ongoing conduct of the investigation and our implementation of remedial measures have had, and will likely continue to have over the near term, a disruptive effect on our India business.

Litigation Related to the Merger

Refer to Note 24, Subsequent Events, for information regarding litigation related to the Merger (as described in Note 24).

Other Legal Matters

From time to time the Company is subject to various other lawsuits, claims, disputes and investigations in the normal conduct of its operations. These include, but are not limited to, commercial disputes, including

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Guarantees

We have partially guaranteed credit facilities entered into by certain of our joint ventures. Our maximum guarantee exposure, assuming the credit facilities are fully utilized, is a total U.S. dollar equivalent of $39.0 million, of which our guarantee exposure was $26.4 million based on facilities utilized at December 31, 2013. We have not recorded a liability for these guarantees.

As part of the sale of the Golf business we agreed to indemnify the buyer for certain obligations (primarily taxes) that will be paid by the buyer, but that relate to periods during which we owned the Golf business. Our estimate of our liabilities under these indemnification obligations is approximately $33 million as of December 31, 2013; approximately $26 million is recorded within “Other current liabilities” and approximately $7 million is recorded within “Other non-current liabilities” on our consolidated balance sheet. Our actual obligation for tax-related indemnities which have been accrued may differ based on closure of the tax period with the taxing authorities or a tax authority audit resulting in a change in the amount of tax due or refundable (including related interest and/or penalties if applicable).

Commitments

Purchase obligations primarily include contracts for raw materials; advertising, selling, and administrative services; and capital expenditures. Our purchase obligations as of December 31, 2013 are (in millions):

	Payments Due by Period as of December 31, 2013
	Total	2014	2015-2016	2017-2018	Thereafter
Purchase obligations	$292.8	$104.1	$104.6	$30.0	$54.1

Customer Concentration

During the year ended December 31, 2013, our top three customers (Southern Wine & Spirits, the Company’s 50% owned joint ventures with The Edrington Group, and Coca-Cola Amatil) collectively accounted for 40% of our net sales. Accounts receivable from these three customers were similarly concentrated at December 31, 2013, as were net sales and accounts receivable in prior years. We believe our relationships with our top three customers are good, collection of amounts due from these three customers at December 31, 2013 are reasonably assured, and a loss of any of these customers would be offset by the availability of other distributors for our products with minimal disruption to our operations.

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

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

($30.50 per share plus accrued and unpaid dividends of $0.52 per share). We paid the aggregate redemption price for the shares in cash during the fourth quarter of 2012.

We paid cash dividends on preferred stock in the aggregate amount of $0.3 million ($2.52 per share) in the year ended December 31, 2012 and $0.4 million ($2.67 per share) in the year ended December 31, 2011.

20.	Capital Stock

We have 750 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity during the years ended December 31, 2013 and 2012 are as follows:

	Common Shares (thousands)		Treasury Shares (thousands)
	2013	2012	2013	2012
Balance at the beginning of the year	160,120	155,939	74,757	78,938
Preferred stock conversion to common stock	—	875	—	(875)
Stock plan shares issued	3,589	3,538	(3,589)	(3,538)
Shares surrendered by optionees	(74)	(232)	74	232

Balance at the end of the year	163,635	160,120	71,242	74,757

We paid cash dividends on common stock in the aggregate amount of $145.7 million ($0.90 per share), $129.8 million ($0.82 per share), and $117.4 million ($0.76 per share) in the years ended December 31, 2013, 2012, and 2011, respectively.

21.	Accumulated Other Comprehensive Loss

The following tables present changes in accumulated other comprehensive loss by component (net of tax) (in millions):

	Foreign Currency Adjustments	Derivative Instruments (a)	Pension and Other Postretirement Adjustments (b)	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(71.1)	$4.0	$(118.9)	$(186.0)
Other comprehensive income (loss) before reclassifications (net of tax expense of $0, $2.9, $19.4, and $22.3)	6.0	4.9	28.3	39.2
(Gains) losses reclassified from accumulated other comprehensive loss (net of tax (expense) benefit of $0, $(3.1), $1.4, and $(1.7))	—	(5.4)	5.4	—

Net current year other comprehensive income (loss)	6.0	(0.5)	33.7	39.2

Balance at December 31, 2013	$(65.1)	$3.5	$(85.2)	$(146.8)

(a)	Pre-tax amounts reclassified from AOCI in the year ended December 31, 2013 are reported in Net sales ($5.4 million (gain)) and loss on early extinguishment of debt ($3.1 million (gain)).
(b)	Pre-tax amounts reclassified from AOCI represent amortization of net loss, which is included in the computation of net periodic benefit cost (see Note 17, Pension and Other Postretirement Benefits).

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Segment Information

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

Each operating segment derives revenues from the sale of distilled spirits. The measure of segment profitability regularly reviewed by the chief operating decision maker is operating income excluding charges and gains that management believes are not considered indicative of the segments’ underlying operating performance; consequently segment results presented in accordance with GAAP exclude such items. Charges/gains excluded from segment results include asset impairment charges, restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring charges under GAAP, acquisition and integration-related costs, gains on the sale of brands and related assets, business separation costs, the one-time sales impact of transitioning to our long-term distribution agreement in Australia, and other items which we believe are not considered indicative of our ongoing performance. Unallocated corporate costs in 2011 reflect the estimated, incremental historical Fortune Brands corporate structure as compared to the estimated Beam corporate structure following the Spin-Off. We estimated our lower corporate cost structure based on analysis and projections of costs expected to be incurred by us had the Separation Transactions occurred on January 1, 2011.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial information for each segment is presented in the tables below. Asset information by segment is not presented as this information is not provided to or reviewed by our chief operating decision maker.

(In millions)	2013	2012	2011
Net sales:
North America	$1,559.1	$1,447.5	$1,265.7
EMEA	544.5	511.1	502.7
APSA	443.7	501.1	484.3

Segment net sales	$2,547.3	$2,459.7	$2,252.7

Australia distribution one-time sale	—	—	46.3

Consolidated net sales	$2,547.3	$2,459.7	$2,299.0

Income from continuing operations before income taxes:
North America	$448.7	$392.3	$356.1
EMEA	132.5	123.0	117.7
APSA	86.4	114.2	88.5

Total segment income	$667.6	$629.5	$562.3

Deduct:
Business separation costs (Note 6)	—	13.8	83.8
Restructuring charges (Note 7)	15.3	4.3	7.7
Asset impairment charges (Note 12)	49.5	15.6	31.3
Gain on sale of brands and related assets (Note 2)	(13.2)	—	—
Other (credits) charges (Note 7)	(1.1)	22.3	17.9
Unallocated corporate costs	—	—	36.0

Consolidated operating income	$617.1	$573.5	$385.6
Interest expense	91.6	109.0	117.4
Loss on early extinguishment of debt	56.9	—	149.2
Other income	(8.8)	(35.1)	(40.4)

Income from continuing operations before income taxes	$477.4	$499.6	$159.4

(In millions)	2013	2012	2011
Depreciation expense:
North America	$60.7	$50.8	$43.9
EMEA	24.9	25.9	24.6
APSA	25.3	25.2	22.4

Depreciation expense	$110.9	$101.9	$90.9

Amortization of intangible assets:
North America	$11.4	$8.5	$7.9
EMEA	3.1	4.4	4.4
APSA	3.0	4.3	4.0

Amortization of intangible assets	$17.5	$17.2	$16.3

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Refer to Note 7, Restructuring and Other Charges, for more information on restructuring charges and other charges.

Net sales (based on country of destination) for the years ended December 31, 2013, 2012, and 2011 and long-lived assets at December 31, 2013 and 2012, by location, are as follows (in millions):

	2013	2012	2011
Net sales:
United States	$1,451.0	$1,347.6	$1,163.6
Australia	220.5	247.2	289.7
All other countries	875.8	864.9	845.7

Total net sales	$2,547.3	$2,459.7	$2,299.0

Long-lived assets:
United States	$476.4	$457.7
Spain	155.7	153.8
All other countries	183.6	176.4

Total long-lived assets	$815.7	$787.9

23.	Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2013 and 2012 are as follows (in millions, except per share data):

	2013
	First Quarter (a)(g)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
Net sales	$571.5	$637.6	$598.7	$739.5
Gross profit	347.3	374.1	343.4	414.6
Income from continuing operations	114.4	74.6	84.9	91.6
(Loss) income from discontinued operations	(1.3)	(0.3)	(0.1)	(1.3)
Net income	113.1	74.3	84.8	90.3
Basic earnings (loss) per Beam Inc. common share
Continuing operations	$0.71	$0.46	$0.52	$0.56
Discontinued operations	(0.01)	—	—	(0.01)

Net income	$0.70	$0.46	$0.52	$0.55

Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$0.71	$0.46	$0.52	$0.56
Discontinued operations	(0.01)	—	—	(0.01)

Net income	$0.70	$0.46	$0.52	$0.55

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2012
	First Quarter (g)	Second Quarter (e)	Third Quarter	Fourth Quarter (f)(g)
Net sales	$526.8	$597.0	$626.7	$709.2
Gross profit	312.0	347.6	371.0	405.4
Income from continuing operations	76.3	101.9	98.4	126.8
Income (loss) from discontinued operations	0.7	(0.8)	(2.2)	(15.9)
Net income	77.0	101.1	96.2	110.9
Basic earnings (loss) per Beam Inc. common share
Continuing operations	$0.49	$0.64	$0.62	$0.80
Discontinued operations	—	(0.01)	(0.01)	(0.10)

Net income	$0.49	$0.63	$0.61	$0.70

Diluted earnings (loss) per Beam Inc. common share
Continuing operations	$0.48	$0.63	$0.61	$0.79
Discontinued operations	—	(0.01)	(0.01)	(0.10)

Net income	$0.48	$0.62	$0.60	$0.69

(a)	Unusual items impacting the quarter ended March 31, 2013 include: a $12.8 million (pre-tax) gain on sale of brands and related assets mostly related to the sale of certain non-strategic, economy brands and related inventory in January 2013 and a $5.9 million income tax benefit related to our decision to participate in a tax amnesty program resulting in adjustment to uncertain tax positions.
(b)	Unusual items impacting the quarter ended June 30, 2013 include a $43.1 million pre-tax loss on early extinguishment of debt related to a tender offer (Note 13).
(c)	Unusual items impacting the quarter ended September 30, 2013 include (on a pre-tax basis): a $13.8 million loss on early extinguishment of debt related to our redemption of outstanding senior notes, a $12.2 million decrease in the fair value of estimated contingent consideration for our Skinnygirl ready-to-serve cocktail business based on revised estimated sales levels, and $11.2 million of charges primarily related to an organizational restructuring plan to improve efficiency and effectiveness across the organization.
(d)	Unusual items impacting the quarter ended December 31, 2013 include: $49.5 million (pre-tax) non-cash impairment of the DYC trade name, tax expense of $9.7 million in connection with a foreign tax law enacted during the quarter, and a $7.8 million benefit arising from the resolution of certain foreign income tax return matters.
(e)	Unusual items impacting the quarter ended June 30, 2012 include: $18.0 million (pre-tax) tax indemnification income related to the resolution of routine foreign tax audits, $13.8 million (pre-tax) for business separation costs, $12.1 million (pre-tax) for acquisition and integration-related charges incurred in connection with the May 2012 acquisition of the Pinnacle assets, and a $5.8 million income tax benefit related to the favorable resolution of foreign tax audit examinations.
(f)	Unusual items impacting the quarter ended December 31, 2012 include: $22 million of excess net foreign tax credits related to U.S. taxes applicable to repatriation of 2012 foreign earnings, a $9 million net tax benefit related to the resolution of certain foreign and U.S. federal tax audits, and $15.6 million (pre-tax) non-cash impairment of the Larios trade name.
(g)	As discussed in Note 1, during the second quarter of 2013 and in 2012 the Company identified errors impacting prior interim periods. The following are the impacts of these revisions to quarterly financial statements that have not yet been reflected in Quarterly Reports on Form 10-Q previously filed with the SEC:

•

For the three months ended March 31, 2013, the correction of these errors resulted in a decrease to net sales, gross profit and income from continuing operations before taxes of $6.2 million, $1.8 million, and $1.8 million, respectively. The impact of these error corrections was a decrease of $0.01 in earnings per share.

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

For the three months ended March 31, 2012, the correction of these errors resulted in a decrease to net sales, gross profit and income from continuing operations before taxes of $7.0 million, $2.7 million, and $2.7 million, respectively. The impact of these error corrections was a decrease of $0.01 in earnings per share.

•

For the three months ended December 31, 2012, the correction of errors related to continuing operations resulted in a $0.1 million increase to net sales and gross profit and a $0.01 increase in basic earnings per share from continuing operations. In addition, the correction of errors related to discontinued operations resulted in a $15.4 million increase in loss from discontinued operations (net of tax) ($0.10 per share). The discontinued operations revision relates to pre-fourth quarter 2012 errors that were identified and corrected in the fourth quarter of 2012. As previously disclosed (refer to 2012 10-K), these errors related to our discontinued Golf business (primarily relating to the 2011 tax return filing process). The combined impact of the corrections was a decrease to net income of $15.4 million ($0.09 and $0.10 per basic and diluted share, respectively).

24.	Subsequent Events

Merger Agreement

On January 12, 2014, Beam entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Suntory Holdings Limited, a Japanese corporation (“Suntory Holdings”), and SUS Merger Sub Limited, a Delaware corporation and a wholly-owned subsidiary of Suntory Holdings (“Sub”), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of Beam by Suntory Holdings at a price of $83.50 per share in cash. Subject to the terms and conditions of the Merger Agreement, Sub will be merged into Beam (the “Merger”), with Beam surviving the Merger as a wholly-owned subsidiary of Suntory Holdings. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors (the “Board of Directors”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (i) Shares held by stockholders of the Company who have properly exercised and perfected appraisal rights under Delaware law and (ii) Shares that are held in the treasury of the Company or owned of record by any wholly-owned subsidiary of the Company, Suntory Holdings or any wholly-owned subsidiary of Suntory Holdings) will be converted into the right to receive $83.50 per Share in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding Shares entitled to vote thereon, (ii) the receipt of required antitrust approvals in the U.S. and the European Union, (iii) the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iv) other customary closing conditions. The consummation of the Merger is not subject to a financing condition.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on January 13, 2014.

Litigation Related to the Merger

Following the announcement of the Merger, various putative class action complaints were filed against Beam, its board of directors and Suntory Holdings and Sub. Beam is currently aware of eleven such

BEAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

complaints filed in Delaware Chancery Court and Cook County, Illinois Chancery Court and the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois. These complaints allege generally that defendants breached their fiduciary duties, or aided and abetted others’ breaches of fiduciary duties, in connection with the proposed transaction with Suntory Holdings by, among other things, authorizing the transaction for what plaintiffs claim to be inadequate consideration and pursuant to what plaintiffs claim to be an inadequate process. The relief sought by the various complaints includes, among other things, enjoining the proposed transaction, rescinding it to the extent it has already been implemented, and directing defendants to account for damages sustained by the putative class. Defendants believe the claims are without merit and intend to vigorously defend against the suits. We cannot yet conclude if it is reasonably possible that a loss will occur nor can we estimate a range of potential outcomes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Beam Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Beam Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 18, 2014

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original 1992 framework in Internal Control — Integrated Framework (“the 1992 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the 1992 Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of the Registered Public Accounting Firm.

The report on the effectiveness of the Company’s internal control over financial reporting is provided in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed in an amendment to this Form 10-K or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2013.

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

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Matthew J. Shattock	President and Chief Executive Officer of the Company since October 2011; President and Chief Executive Officer of Beam Global Spirits & Wine, Inc. from March 2009 to October 2011; Region President of Cadbury Plc, a confectionary company, from 2003 to 2008.	51

Robert F. Probst	Senior Vice President and Chief Financial Officer since October 2011; Senior Vice President and Chief Financial Officer of Beam Global Spirits & Wine, Inc. from September 2008 to October 2011; Vice President Finance at Baxter International Inc., a global diversified healthcare company, from January 2005 to September 2008 where he was a divisional chief financial officer responsible for financial services, strategic planning and business development.	45

William A. Newlands	Senior Vice President and President, North America since October 2011; Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011; Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010.	55

Albert Baladi	Senior Vice President and President, Europe/Middle East/Africa since October 2011; Senior Vice President and President, Europe/Middle East/Africa of Beam Global Spirits & Wine, Inc. from March 2011 to October 2011; Managing Director, South Pacific of YUM! Restaurants International, a division of YUM! Brands, Inc., the world’s largest quickserve restaurant company, from January 2008 to February 2011, where he led the business in Australia and New Zealand.	49

Nicholas I. Fink	Senior Vice President and President, Asia-Pacific/South America since January 2014. Senior Vice President, Chief Strategy Officer from May 2012 to December 2013; Vice President, Strategy & Corporate Development from January 2012 to May 2012; Managing Director of Beam Canada from May 2010 to December 2011; Senior Brand Director Courvoisier and Fortified Wines from October 2009 to May 2010; Associate General Counsel of Beam Global Spirits & Wine, Inc. from June 2006 to October 2009.	39

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Kevin B. George	Senior Vice President and Chief Marketing Officer since October 2011; Senior Vice President and Chief Marketing Officer of Beam Global Spirits & Wine, Inc. from September 2009 to October 2011; Vice President and General Manager, Unilever N.V., one of the world’s leading suppliers of consumer goods, from August 2006 to September 2009, where he managed one of Unilever’s three U.S. business units.	47

C. Clarkson Hine	Senior Vice President — Corporate Communications and Public Affairs since October 2011; Vice President — Corporate Communications and Public Affairs from January 2009 to October 2011; Vice President — Corporate Communications from September 1999 to January 2009.	50

Mindy Mackenzie	Senior Vice President and Chief Performance Officer since December 2013; Senior Vice President and Chief Human Resources Officer from October 2011 to December 2013; Senior Vice President Human Resources of Beam Global Spirits & Wine, Inc. from January 2010 to October 2011; Vice President Human Resources and Communications APAC of Campbell Soup Company, a global manufacturer of branded convenience food products, from January 2008 to December 2010, where she directed all regional human resources and communication programs.	43

John Owen	Senior Vice President, Chief Supply Chain Officer since September 2013; Senior Vice President, Global Supply Chain and Process Excellence of Avon Products, Inc., a global manufacturer and marketer of beauty and related products, from 2011 to 2013, where he was responsible for global supply chain management; Senior Vice President, Global Supply Chain of Avon from 2005 to 2011.	55

Kenton R. Rose	Senior Vice President, General Counsel and Chief Administrative Officer and Secretary since October 2011; Senior Vice President, General Counsel and Chief Administrative Officer of Beam Global Spirits & Wine, Inc. from October 2001 to October 2011.	56

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

See the information under the captions “Board Committees — Compensation Committee,” “Director Compensation,” “2013 Executive Compensation,” “Compensation Risks,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” which will be filed in an amendment to this Form 10-K or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions “Certain Information Regarding Security Holdings” and “Equity Compensation Plan Information,” which will be filed in an amendment to this Form 10-K or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions,” which will be filed in an amendment to this Form 10-K or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2013.

Item 14.	Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services,” which will be filed in an amendment to this Form 10-K or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2013, 2012, and 2011 contained in Item 8 hereof.

Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2013 and 2012 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012, and 2011 contained in Item 8 hereof.

Consolidated Statement of Equity for the years ended December 31, 2013, 2012, and 2011 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

All schedules are omitted because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

2.	Acquisitions and Dispositions

2.1.	Stock Purchase Agreement dated as of May 19, 2011 by and between the Company and Alexandria Operations Corp (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).†

(i)	Amendment No. 1 to Stock Purchase Agreement dated July 29, 2011 by and between the Company and Alexandria Operations Corp. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

2.2.	Separation and Distribution Agreement dated as of September 27, 2011 by and between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).†

2.3.	Agreement and Plan of Merger, dated as of January 12, 2014, by and among Suntory Holdings Limited, SUS Merger Sub Limited and Beam Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 13, 2014, Commission file number 1-9076).†

3.	Articles of Incorporation and By-Laws

3.1.	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on November 27, 2012, Commission file number 1-9076).

3.2.	By-laws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2013, Commission file number 1-9076).

4.	Instruments Defining the Rights of Security Holders ††

4.1.	Indenture dated as of July 15, 1988 between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (“JPMorgan Chase”) (incorporated by reference to Exhibit 4a to our Current Report on Form 8-K filed on June 27, 1989, Commission file number 1-9076).

(i)	First Supplemental Indenture dated as of November 14, 1990 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4b to our Current Report on Form 8-K filed on November 19, 1990, Commission file number 1-9076).

(ii)	Second Supplemental Indenture dated as of September 1, 1991 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4c to our Current Report on Form 8-K filed on October 10, 1991, Commission file number 1-9076).

(iii)	Third Supplemental Indenture dated as of May 28, 1997 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076).

4.2.	Indenture dated as of April 15, 1999 between the Company and The Bank of New York Mellon Trust Company (N.A.) (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076).

(i)	Form of Global Note for the Company’s 1.875% Notes due 2017 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

(ii)	Form of Global Note for the Company’s 3.250% Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

(iii)	Form of Global 1.750% Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 11, 2013, Commission file number 1-9076).

(iv)	Form of Global 3.250% Notes due 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 11, 2013, Commission file number 1-9076).

4.3.	Conformed copy of the Fiscal Agency Agreement dated February 1, 2006 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2006, Commission file number 1-9076).

10.	Material Contracts

Management Contracts and Compensatory Plans and Arrangements

10.1.	Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed on March 9, 2012, Commission file number 1-9076).

10.2.	1999 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076).

10.3.	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076).

(i)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iii)	Form of Incentive Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iv)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(v)	September 2005 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vi)	September 2005 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vii)	September 2006 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(viii)	September 2006 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(ix)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.4.	2007 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076).

(i)	Form of Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(iii)	First Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076).

(iv)	Second Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076).

(v)	September 2009 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission file number 1-9076).

(vi)	February 2010 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission file number 1-9076).

(vii)	Form of Amendment to February 2009, July 2009 and February 2010 Performance Stock Awards Terms and Conditions (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2010, Commission file number 1-9076).

(viii)	February 2011 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.4 (xvi) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(ix)	Form of Performance Award Notice and Terms and Conditions for 2011-2013 awards (incorporated by reference to Exhibit 10.4 (xvii) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(x)	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.4 (xviii) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(xi)	Form of Performance Share Award for 2013-2015 Awards under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

(xii)	Form of Restricted Stock Unit Agreement for awards granted to certain executives in February 2013 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

(xiii)	Form of Nonqualified Stock Option Terms and Conditions for awards granted to certain executives in February 2013 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

10.5.	Supplemental Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2007, Commission file number 1-9076).

(i)	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers (incorporated by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(ii)	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers (incorporated by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(iii)	Amendment to the Supplemental Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076).

(iv)	Second Amendment to the Supplemental Plan (as amended and restated effective January 1, 2008) as of October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2010, Commission file number 1-9076).

10.6.	2011 Long-Term Incentive Plan (incorporated herein by reference to Appendix C to our Proxy Statement filed on March 7, 2011, Commission file number 1-9076).

(i)	First Amendment to the 2011 Long-Term Incentive Plan (incorporated herein by reference to Annex A to our additional definitive proxy materials on Schedule 14A filed on March 29, 2011, Commission file number 1-9076).

(ii)	Form of Founders Grant Restricted Stock Unit Agreement Terms and Conditions (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

(iii)	Form of Founders Grant Nonqualified Stock Options Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

(iv)	Form of Performance Share Award Agreement for 2012-2014 Awards under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

(v)	Form of Restricted Stock Unit Agreement for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

(vi)	Form of Nonqualified Stock Option Terms and Conditions for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

10.7.	Beam Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on November 9, 2011, Commission file number 333-177865).

10.8.	2002 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission file number 1-9076).

(i)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(ii)	Amendment to 2002 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.9.	2010 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on March 8, 2010, Commission file number 1-9076).

10.10.	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.11.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof (incorporated by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076).

(i)	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan (incorporated by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076).

(ii)	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

10.12.	Severance Plan for Vice Presidents, as amended and restated July 15, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

10.13.	Form of Agreement for the Payment of Benefits Following Termination of Employment dated as of October 4, 2011 between the Company and each of Messrs. Shattock, Probst, Newlands, Baladi and Baldock (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2011, Commission file number 1-9076).

10.14.	Beam Executive Deferred Compensation Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 10, 2012, Commission file number 1-9076).

Other Material Contracts

10.15.	Underwriting Agreement, dated June 3, 2013, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated for themselves and on behalf of the several underwriters named therein (incorporated by reference to Exhibit 1 to our Current Report on Form 8-K filed on June 4, 2013, Commission file number 1-9076).

10.16.	Credit Agreement dated as of December 14, 2011, among Beam Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2011, Commission file number 1-9076).

10.17.	Indemnification Agreement dated as of September 14, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-9076).

10.18.	Tax Allocation Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.19.	Employee Matters Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.20.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 10.64 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

10.21.	Supplemental Agreement dated as of July 30, 2004 among the Company, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) (incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, Commission file number 1-9076).

12*	Statement re computation of ratio of earnings to fixed charges.

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24*	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99*	List of Pending/Terminated Cases.

101*	The following materials from the Beam Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
††	In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: February 18, 2014	BY:	/s/ MATTHEW J. SHATTOCK
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

/s/ MATTHEW J. SHATTOCK	/s/ ANN F. HACKETT*
Matthew J. Shattock,	Ann F. Hackett, Director
President and Chief Executive Officer (principal executive officer) and Director	Date: February 18, 2014
Date: February 18, 2014

/s/ ROBERT F. PROBST	/s/ A.D. DAVID MACKAY*
Robert F. Probst, Senior Vice President and Chief	A. D. David Mackay, Director
Financial Officer (principal financial officer)	Date: February 18, 2014
Date: February 18, 2014

/s/ LEO A. MIERZWICKI	/s/ GRETCHEN W. PRICE*
Leo A. Mierzwicki, Vice President and Corporate	Gretchen W. Price, Director
Controller (principal accounting officer)	Date: February 18, 2014
Date: February 18, 2014

/s/ RICHARD A. GOLDSTEIN*	/s/ ROBERT A. STEELE*
Richard A. Goldstein, Director	Robert A. Steele, Director
Date: February 18, 2014	Date: February 18, 2014

/s/ STEPHEN W. GOLSBY*	/s/ PETER M. WILSON*
Stephen W. Golsby, Director	Peter M. Wilson, Director
Date: February 18, 2014	Date: February 18, 2014

*By:	/s/ KENTON R. ROSE
Kenton R. Rose, Attorney-in-Fact